Form 10-K405
INDEPENDENCE HOLDING CO
filed 1995-03-31
CIK 701869

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                             FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
               -------------------------------------------
                      COMMISSION FILE NUMBER 0-10306
                      ------------------------------

                  INDEPENDENCE HOLDING COMPANY
      ------------------------------------------------------
      (Exact name of Registrant as specified in its charter)

       DELAWARE                         58-1407235
------------------------   ------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT    06902
--------------------------------------------------------
(Address of Principal Executive Offices)      (Zip Code)
                          (203) 358-8000
                        ------------------
                        (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
                           NONE
---------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                COMMON STOCK, $1.00 PAR VALUE
                   SHARE PURCHASE WARRANTS
---------------------------------------------------------------
                      (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes X  No
                             -     -
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
      15,421,730 shares of Common Stock outstanding as of March 24, 1995 not including 4,377,900 shares held by wholly-owned subsidiaries of the Registrant.
      The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of March 24, 1995 was $22,772,148.

      The Exhibit Index is located on page 61 of this filing.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for June 6, 1995 are incorporated by reference into Part III of this filing.

                             PART I

ITEM 1.  BUSINESS
         --------
            THE COMPANY

            Independence Holding Company ("the Company" or "IHC"), a Delaware corporation, is a diversified financial company engaged primarily in insurance activities and in the manufacturing of commercial signs. Through its wholly-owned subsidiaries, Madison National Life Insurance Company, Inc. ("Madison Life"), Standard Security Life Insurance Company of New York ("Standard Life"), and First Standard Security Insurance Company ("First Standard"), IHC sells and reinsures accident and health, life and annuity insurance products, and is actively exploring opportunities in the managed care market. Through its majority owned subsidiary, Zimmerman Sign Company ("Zimmerman"), IHC operates a commercial sign manufacturing business. The Company has 440 employees. Unless the context requires otherwise, the term "the Company" includes IHC and its subsidiaries, and the term "Insurance Subsidiaries" includes Standard Life, Madison Life and First Standard.

            For information pertaining to IHC's business segments, reference is made to Note 18 of Notes to Consolidated
      Financial Statements.


                               INSURANCE GROUP

            GENERAL

            Standard Life is incorporated and domiciled in New York and licensed to sell insurance in all 50 states, the District of Columbia and Puerto Rico. Standard Life, which has an A (Excellent) rating from A.M. Best & Company, Inc. ("Best"), underwrites specific and aggregate excess medical insurance coverage ("stop loss") sold to employers who self-fund their employees' health benefits, as well as short-term statutory disability benefits law business ("DBL") which it markets in New York, and group life insurance. Standard Life has existing business in-force in the following lines of business which are in runoff status: individual accident and health, individual life, single premium immediate annuities, and miscellaneous business. In addition, Standard Life actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life insurers, reinsurers, and managed care companies.

            Madison Life is incorporated and domiciled in Wisconsin and licensed to sell insurance products in 39 states, the District of Columbia and the Virgin Islands. Madison Life, which has a B+ (Very Good) rating from Best, markets group long-term and short-term disability and group life products along with credit life and credit accident and health products. Its existing blocks of individual ordinary life, individual accident and health, and annual and single premium deferred annuity business are in runoff status.

            Madison Life historically has purchased, on an assumption reinsurance basis, blocks of group credit life and credit disability insurance and individual ordinary life insurance business to increase overall profitability. In December 1993, Madison Life received $15,000,000 of additional capital in consideration of issuing a Contribution Note to its parent corporation. Madison Life believes that this new capital has enhanced its ability to acquire blocks of business and take advantage of other opportunities in the marketplace.

            First Standard is incorporated in Delaware and is domiciled and licensed to write and reinsure property and casualty insurance in Delaware and New York. In addition to its reinsurance business, First Standard began, in the fourth quarter of 1993, to perform auditing and marketing services in connection with Standard Life's stop loss business.

            SALES

            Standard Life and Madison Life are both "direct writers" that issue policies directly to insureds. Standard Life, and to a lesser degree Madison Life, are also "reinsurers" that share in the insurance risks of other underwriters through reinsurance of such risks. First Standard acts as a reinsurer and not a direct writer.

            As direct writers, Standard Life and Madison Life sell policies through general agents, soliciting agents, and managing general underwriters who are non-salaried independent contractors compensated on a commission or fee basis. General agents and agents are paid commissions based upon the amount of premiums they produce. Managing general underwriters receive administrative fees.

            Standard Life intends to continue selling stop loss and DBL business. Currently, Standard Life is developing occupational and provider excess products which it expects to begin selling in 1995. Madison Life intends to continue marketing group long-term and short-term disability insurance, group term life insurance, credit life and credit disability insurance, group dental health insurance and family life/accidental death and dismemberment ("AD&D") insurance. Standard Life and Madison Life may sell other insurance products in the future. It is intended that the sale of such other products would not involve material reductions in the capital and surplus of either company.

            GROUP INSURANCE

            Approximately 32% of the group insurance premiums in 1994 was obtained from stop loss policies as compared to 33% in 1993. Approximately 60% of the group insurance premiums in 1994 was obtained from DBL policies while 63% was obtained from DBL policies in 1993. In 1994, group insurance premiums related to Standard Life's stop loss, DBL, and other miscellaneous group insurance coverage represented approximately 90% of Standard Life's total premiums compared to approximately 86% in 1993.

            Madison Life increased its group insurance premiums $740,000 from 1993, and earned approximately $1,317,000 of group long-term and short-term disability premiums during 1994. Group term life premiums amounted to approximately $1,894,000, an increase of 37%. Other group life premiums, primarily family life/AD&D premiums, amounted to approximately $979,000 in 1994 as compared to $1,016,000 in 1993.

            INDIVIDUAL INSURANCE AND ANNUITIES

            At December 31, 1994, approximately 18% of Standard Life's individual life insurance in-force consisted of participating ordinary life insurance, and substandard risks represented less than 3% of individual life insurance in-force. Approximately 2% of Standard Life's premiums consisted of individual accident and health insurance contracts, primarily non-cancelable, guaranteed renewable disability income, and business and professional overhead insurance. Standard Life no longer markets individual insurance and annuity products. Effective December 31, 1993 Standard Life reinsured a 60% quota share of its lotto annuity business on a modified coinsurance basis.

            At December 31, 1994, individual life insurance of various types comprised approximately 11% of Madison Life's aggregate life insurance in-force. At that same date, the group life in-force had increased to comprise approximately 78% of the aggregate life insurance in-force, up from approximately 50% as of December 31, 1993. Approximately 3% of the total individual life insurance in-force was participating. At December 31, 1994, Madison Life had 3,361 individual annuity policies in-force. Reserves for future annuity benefits amounted to approximately $9,925,000. Madison Life is no longer marketing traditional individual insurance and annuity products, but commenced writing substandard ordinary and substandard long-term disability in late 1992.

            CREDIT LIFE AND CREDIT HEALTH INSURANCE

            Credit insurance was a less significant part of the new business written by Madison Life during 1994 than in previous years. Credit life and credit health premiums earned amounted to approximately $4,069,000 and $6,622,000, respectively, in 1994 as compared to $4,949,000 and $7,274,000, respectively, during 1993. Total credit premiums represented approximately 54% of the aggregate premiums earned by Madison Life in 1994 as compared to 62% during 1993.

            REINSURANCE AND POLICY RETENTION LIMITS

            Reinsurance is used to reduce the potentially adverse financial impact of large individual risks and to reduce the drain on statutory income and surplus related to new business. By using reinsurance, the Insurance Subsidiaries are able to write policies in amounts larger than they could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Retention limits for Standard Life at December 31, 1994 were: (1) $210,000 per life on individual life and corresponding disability waiver of premium; (2) no retention on accidental death benefits provided by rider to individual life policies; (3) 10% to 20% of the risk on its stop loss business; and (4) a maximum of $2,500 of monthly benefits on disability income policies. In addition, Standard Life has purchased additional reinsurance for its stop loss business on the portion of risks which it retains, limiting its exposure on a catastrophic (aggregate) loss or any unusual individual (specific) loss. Further, Standard Life has stop loss and catastrophe reinsurance to protect against particularly adverse mortality which might occur with respect to its overall life business.

            Maximum retention limits for Madison Life at the present time are: (1) 10% to 50% of the risk on group long-term and short-term disability insurance, group term life, group AD&D insurance and substandard ordinary life and substandard long-term disability insurance - maximum net retention for life coverage under these contracts is $25,000 and the maximum retained disability benefit is $1,875 per month; (2) $25,000 per life on group credit life and on group family life; (3) $1,000 on credit disability insurance per month; (4) $25,000 on any one life on individual ordinary life; and (5) $600 maximum monthly benefit per life on individual accident and health insurance. In addition, Madison Life has purchased additional reinsurance on the portion of risks which it retains, limiting its exposure on a catastrophic (aggregate) loss.

            At December 31, 1994, the total amount of ceded reinsurance in-force for the Insurance Subsidiaries was approximately $2,875,688,000. The Insurance Subsidiaries remain contingently liable with respect to the insurance in-force which has been reinsured against the unlikely event that the assuming reinsurers are unable to satisfy their obligations.

            For further information pertaining to Reinsurance, reference is made to Note 17 of Notes to Consolidated
      Financial Statements.

            RESERVES AND INVESTMENTS

            As required by insurance laws and regulations, the Insurance Subsidiaries establish reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations. Premiums and reserves are based upon certain assumptions with respect to mortality, lapses and interest rates effective at the time the policies are issued. The Insurance Subsidiaries also establish appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death. The Insurance Subsidiaries have invested and will continue to invest their respective assets which support the reserves and other funds in accordance with applicable insurance law. The Insurance Subsidiaries' investments are supervised by their respective Boards of Directors.

            COMPETITION AND REGULATION

            The Insurance Subsidiaries compete with many larger insurance companies. Although most life insurance companies are stock companies, mutual companies also write life insurance in the United States. Mutual companies may have certain competitive advantages since profits inure directly to the benefit of the policyholders.

            IHC is an insurance holding company. As such, IHC and the Insurance Subsidiaries are subject to regulation and supervision by the insurance supervisory agencies of New York, in the case of Standard Life, Wisconsin, in the case of Madison Life, and Delaware in the case of First Standard. The Insurance Subsidiaries are also subject to regulation and supervision in all states in which they are licensed to sell insurance. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the fixing of commission rates, the form and content of mandatory financial statements, reserve requirements and the types of investments which may be made. Such regulation is designed primarily for the benefit of policyholders rather than the stockholders of an insurance company.

            Certain transactions within the holding company system are also subject to regulation and supervision by such regulatory agencies. All such transactions must be fair and equitable. Notice to or prior approval by the insurance commissioner is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. In addition, periodic disclosure is required concerning the operations, management and financial condition of the insurer within the holding company system. The insurer is also required to file detailed annual statements with each supervisory agency, and its affairs and financial conditions are subject to periodic examination.

            Beginning in 1993, risk based capital requirements were imposed on life and property and casualty insurance companies. The risk-based capital ratio is determined by dividing a company's total adjusted capital, as defined, by its authorized control level risk-based capital. Companies that do not meet certain minimum standards require specified corrective action. The risk-based capital ratios for the Company's insurance subsidiaries significantly exceed such minimum ratios.

PRODUCT LINES

      The following table shows the aggregate results of Standard
Life, First Standard and Madison Life by product line for the periods indicated:

                              INVESTMENT   CURRENT  COMMISSIONS   OPERATING
                                 AND        AND        AND      INCOME (LOSS)
                     PREMIUM    OTHER      OTHER      OTHER        BEFORE
                     INCOME    INCOME     BENEFITS   EXPENSES   INCOME TAXES
                     --------------------------------------------------------
                                     (DOLLARS IN THOUSANDS)
1994
----
Group, Individual
 and Credit A&H......$39,205  $ 4,784     $23,975    $15,708     $ 4,306

Group, Individual
 and Credit Life..... 11,379    3,718       8,322      6,202         573

Group and Individual
 Annuity.............     39      651         520        513        (343)
                      ------   ------      ------     ------      ------
  TOTAL..............$50,623  $ 9,153     $32,817    $22,423     $ 4,536
                      ======   ======      ======     ======      ======
1993
----
Group, Individual
 and Credit A&H......$35,071  $ 7,016     $21,929    $14,586     $ 5,572

Group, Individual
 and Credit Life..... 12,411    7,499       8,509      6,434       4,967

Group and Individual
 Annuity.............     56    2,189       3,562        450      (1,767)
                      ------   ------      ------     ------      ------
  TOTAL..............$47,538  $16,704     $34,000    $21,470     $ 8,772
                      ======   ======      ======     ======      ======
1992
----
Group, Individual
 and Credit A&H......$34,242  $ 5,102     $22,486    $15,066     $ 1,792

Group, Individual
 and Credit Life..... 13,314    6,966       8,627      7,047       4,606

Group and Individual
 Annuity.............     86    5,826       4,015        230       1,667
                      ------   ------      ------     ------      ------
  TOTAL..............$47,642  $17,894     $35,128    $22,343     $ 8,065
                      ======   ======      ======     ======      ======

 INSURANCE IN-FORCE AND GROWTH OF BUSINESS

      The following table summarizes the aggregate insurance
activities of Standard Life, First Standard  and Madison Life:
                                    1994           1993           1992
                                 ----------------------------------------
                                          (DOLLARS IN THOUSANDS)

LIFE INSURANCE IN-FORCE:
 Group...........................$3,935,091     $1,802,952     $1,542,372
 Individual term.................   474,824        443,451        722,341
 Individual permanent............   502,940        445,597        235,337
 Credit..........................   539,990        614,658        270,814
                                  ---------      ---------      ---------
  TOTAL LIFE INSURANCE
   IN-FORCE (1), (2).............$5,452,845     $3,306,658     $2,770,864
                                  =========      =========      =========
NEW LIFE INSURANCE:
 Group...........................$1,385,637     $  367,012     $  457,011
 Individual term.................       133            459          -
 Individual permanent............       328          4,338            200
 Credit..........................   249,831        365,046        148,621
                                  ---------      ---------      ---------
  TOTAL NEW LIFE INSURANCE.......$1,635,929     $  736,855     $  605,832
                                  =========      =========      =========
PREMIUM INCOME:
 Health:
 -------
  Group..........................$   31,210     $   26,161     $   23,868
  Individual.....................     1,373          1,633            984
  Credit.........................     6,622          7,277          9,390

 Life:
 -----
  Individual.....................     4,411          5,038          4,436
  Individual and group annuity...        39             57             86
  Credit.........................     4,069          4,950          6,580
  Group..........................     2,899          2,422          2,298
                                  ---------      ---------      ---------
  TOTAL PREMIUM INCOME (3).......$   50,623     $   47,538     $   47,642
                                  =========      =========      =========
-------------------------------------------------------------------------
NOTES:
(1) Includes participating
     insurance...................$   38,494     $   42,726     $   45,362
                                  =========      =========      =========
(2) Includes ceded reinsurance of:
     Group.......................$2,325,929     $  980,905     $  689,222
     Individual..................   473,507        378,281        470,341
     Credit......................    76,252        129,028         81,435
                                  ---------      ---------      ---------
      Total ceded reinsurance....$2,875,688     $1,488,214     $1,240,998
                                  =========      =========      =========
(3) After deducting ceded
     reinsurance premiums of.....$   71,827     $   59,788     $   49,283
                                  =========      =========      =========

                         MANUFACTURING GROUP

      GENERAL

      Zimmerman is a major producer of exterior site and product identification displays for national and regional marketing organizations. Zimmerman offers a full range of product design, engineering, manufacturing and site installation services. Production facilities are located in Longview and Jacksonville, Texas. Zimmerman is headquartered in Tyler, Texas.

      PRODUCTS

      Zimmerman's primary product is exterior site identification signage consisting of double or single plastic faced signs housed in aluminum or metal skinned and steel framed cabinets. In general, the signs are internally illuminated. Zimmerman also produces a variety of architectural signage utilizing routed faces, individual letters and related products.

      PRINCIPAL CUSTOMERS AND MARKETING

      Zimmerman sells directly to large multiple location retailers on a regional and national basis. Its products are also sold to customers located in Mexico and Canada. Zimmerman's customers include major participants in the petroleum marketing, convenience store, restaurant, automotive and financial services industries. Petroleum marketing constitutes Zimmerman's single largest market segment.

      PRODUCTION, RAW MATERIALS AND PRODUCT BACKLOG

      Zimmerman designs and engineers products to customer specifications. Manufacturing operations typically consist of screening and molding acrylic or polycarbonate faces, constructing sign cabinets from customer specific aluminum extrusion or building steel framed and metal skinned cabinets and assembling the product together with electrical components.

      Zimmerman provides sign installation for many of its customers. In those cases, preparation of site surveys, compliance with local zoning ordinances, and on site installation of the sign are managed by Zimmerman.

      Zimmerman's principal raw materials are plastic, aluminum, and electrical components. It has multiple sources for its raw materials and has not experienced material supply problems.

       Zimmerman had $17,700,000 in backlog orders at December 31, 1994 as compared to $13,200,000 at December 31, 1993. These orders are expected to be shipped within the current year.

      COMPETITION

      Zimmerman competes with several other sign companies for high volume sign users which it considers its primary market.
Competition is conducted on the basis of price and a wide variety of services, including design, production, installation, and financial capabilities.


ITEM 2.     PROPERTIES
            ----------
            IHC

            IHC has entered into a renewable short-term arrangement with Geneve Corporation for the use of 7,500 square feet of office space as its corporate headquarters in Stamford, Connecticut.

            Standard Life

            Standard Life leases approximately 13,500 square feet of floor space for its offices in New York, New York as its corporate headquarters.

            Madison Life

            Madison Life owns its home office building in Middleton, Wisconsin. The building consists of approximately 23,000 square feet of office space, of which approximately 10,600 square feet are occupied by Madison Life and the remaining space is leased to other tenants pursuant to short-term arrangements.

            Zimmerman

            Zimmerman owns a 76,000 square foot manufacturing facility in Longview, Texas and owns a 10,000 square foot manufacturing facility adjacent to its 102,000 square foot leased plant in Jacksonville, Texas. In Dallas, Texas, 28,000 square feet of leased manufacturing space is sublet to a third party. Zimmerman owns 20 acres of industrial zoned land in Jacksonville, Texas. In 1994, Zimmerman leased 12,000 square feet of office space which serves as its Tyler, Texas headquarters. It also leases 1,200 square feet of office space in Dallas, Texas.


ITEM 3. LEGAL PROCEEDINGS
        -----------------
            No material litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
            Not applicable.

                              PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.
            -------------------------------------------------
            IHC common stock and share purchase warrants expiring June 30, 2001 ("Warrants") are traded over-the-counter. The common stock trades on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol INHO. Warrant prices are quoted on the National Association of Securities Dealers, Inc. Over the Counter Bulletin Board. The following tabulation shows the high and low sales prices for IHC's common stock and the high and low bid prices for the Warrants. The Warrant information was obtained from the National Quotation Bureau.

                                        COMMON STOCK    WARRANTS
                                       -------------  -----------
                                       HIGH     LOW   HIGH    LOW
                                       --------------------------

      QUARTER ENDED:
       December 31, 1994.............. 3 1/4  3      3/16   1/100
       September 30, 1994............. 3 3/8  2 7/8  1/50   1/100
       June 30, 1994.................. 3 1/8  2 7/8  1/100  1/100
       March 31, 1994................. 3 3/4  2 7/8  1/20   1/100

      QUARTER ENDED:
       December 31, 1993.............. 3 3/4  2 7/8  1/20   1/100
       September 30, 1993............. 3 1/8  2 5/8  1/20   1/20
       June 30, 1993.................. 3      2 3/8  1/20   1/20
       March 31, 1993................. 3      2 1/4  1/20   1/20


            The foregoing prices for the Warrants do not necessarily represent actual transactions, but rather the quoted prices between dealers, excluding retail markup, markdown or commission.

            At March 24, 1995, the number of record holders of IHC's
      (i) common stock was 3,762 and (ii) Warrants was 1,285.

            IHC declared a dividend of $.02 per share on its common stock on November 10, 1994 and December 2, 1993.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------
      The following is a summary of selected consolidated financial data with respect to the Company for each of the last five years.

                                          YEAR ENDED DECEMBER 31,
                               1994      1993      1992      1991      1990
                             -----------------------------------------------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME DATA:
Total revenues..............$ 98,390  $ 98,773  $ 91,358  $ 94,349  $ 83,788
                             =======   =======   =======   =======   =======
Income (loss) applicable to
 common shares from
 continuing operations......$  4,235  $  5,419  $  3,139  $  4,372  $ (6,309)
                             =======   =======   =======   =======   =======
BALANCE SHEET DATA:

Total assets................$303,689  $309,054  $273,166  $288,810  $282,708
Insurance policy benefits,
 claims and other policy
 liabilities................ 150,988   159,090   149,083   159,483   140,929
Long-term debt..............  21,258    20,026     4,302    11,457    11,527

Redeemable preferred stock..    -         -         -         -       30,501

Common stockholders'
 equity.....................  55,694    62,051    57,205    55,730    48,125

PER SHARE DATA:

Cash dividends declared per
 common share...............$    .02   $   .02  $    .02  $    .02   $   .02

Income (loss) per common
 share from continuing
 operations before
 cumulative effect of
 accounting changes.........$    .27   $   .33  $    .18  $    .24   $  (.35)

Net income (loss) per
 common share...............$    .27   $   .31  $    .25  $    .24   $ (2.11)

Book value per common share.$   3.59   $  3.92  $   3.56  $   3.10   $  2.64

The above table has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" in 1993 and for the sale of the Company's investment banking group and certain other operations in 1990.

The Selected Financial Data should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------
RESULTS OF OPERATIONS
---------------------
      Independence Holding Company and subsidiaries ("the Company" or "IHC") has two operating segments: the Insurance Group and the Manufacturing Group. The Insurance Group consists of the Company's wholly-owned insurance subsidiaries, Madison National Life Insurance Company, Inc. ("Madison Life") and its subsidiaries, and Standard Security Life Insurance Company of New York and its subsidiaries, including First Standard Security Insurance Company ("Standard Life"). The Manufacturing Group consists of the Company's majority owned sign manufacturing subsidiary, Zimmerman Sign Company ("Zimmerman"). All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements and marketable securities) and expense items associated with parent company activities, the Company's remaining real estate operations and certain other investments of the Company are included in Corporate. Additional information regarding the Company's segments is provided in Note 18 of Notes to Consolidated Financial Statements.

                            1994 COMPARED TO 1993
                            ---------------------
      The Company's net income applicable to common shares was $4.2 million or $.27 per share for the year ended December 31, 1994 as compared to $5.1 million or $.31 per share for the comparable period of 1993. Operating income decreased to $4.6 million in the year ended December 31, 1994 from $7.8 million in the year ended December 31, 1993.

INSURANCE GROUP
---------------
      Standard Life underwrites specific and aggregate excess medical insurance coverage ("stop loss") sold to employers who self-fund their employees' health benefits, short-term statutory disability benefits law business ("DBL") and group life insurance. Standard Life also performs auditing and marketing services in connection with its stop loss business. Standard Life has existing business in-force in the following lines of business which are in runoff status: individual accident and health, individual life, single premium immediate annuities, and miscellaneous business.
In addition, Standard Life actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life insurers, reinsurers and managed care companies.
      Madison Life markets group long-term and short-term disability and group life products as well as credit life and credit accident and health products. Its existing blocks of individual ordinary life, individual accident and health, and annual and single premium deferred annuity business are in runoff status. Madison Life historically has purchased, on an assumption reinsurance basis, blocks of group credit life and credit disability insurance and individual ordinary life insurance business to increase overall profitability.
      The Insurance Group had operating income of $4.6 million for the year ended December 31, 1994 versus $8.8 million for the year ended December 31, 1993. Operating income includes realized and unrealized losses of $2.0 million in 1994 compared to realized and unrealized gains of $.9 million in 1993. The Company makes decisions to sell securities based on cash flow needs, investment opportunities, and the condition of the market, thus creating fluctuations in gains from one year to the next. Operating income excluding net securities gains or losses was $6.6 million in 1994 versus $7.9 million in 1993. Premium revenues increased $3.1 million. Madison Life had a decrease of $1.1 million primarily from the credit lines of business due to the run-off status of the purchased credit blocks of business from 1991. Premium revenues at Standard Life increased $4.2 million due to an increase in stop loss premiums of $1.9 million and an increase in DBL premiums of $2.1 million reflecting Standard Life's continued growth in these lines of business. Standard Life also had a $.9 million increase in premiums due to the assumption of a group accident and health block of business, offset by a $.7 million decrease due to the continued runoff of the Company's closed blocks of life, annuity and individual and group accident and health lines of business. Net investment income decreased $.4 million. Interest income increased $.2 million, investment expenses increased $.1 million and dividend income decreased $.5 million. Equity income decreased $.8 million due to lower returns on certain partnership investments in 1994. Madison Life reported other income of $2.3 million in 1993 related to the anticipated recovery from a reinsurer on a stop loss treaty for credit business. During 1994, the estimated recovery was reduced to $1.0 million. Other income at Standard Life increased $.3 million as a result of an increase in stop loss fees of $.5 million, offset by a reduction in reinsurance recoveries of $.2 million due to the partial disposal of lotto annuity business at the end of 1993 and a reduction in reinsurance recoveries on its closed block of ordinary life business.
      Insurance benefits, claims and reserves decreased by $1.2 million for the year ended December 31, 1994 compared to 1993. Madison Life's and Standard Life's expenses decreased by $.2
million and $1.0 million, respectively.   Standard Life's decrease
was related to a $1.3 million reduction in claims and reserves connected with the ordinary life, group life and individual accident and health lines of business which is in runoff status and a $3.0 million decrease in payments and reserves on the lotto annuity contracts due to the partial disposal of this business in 1993. These decreases were offset by an increase in stop loss claims and reserves of $2.1 million resulting from the increase in premiums, an increase of $.5 million relating to the increase in DBL business and a $.7 million increase in claims due to the assumed group accident and health block of business.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.0 million: Standard Life's expenses increased by $1.0 million resulting from an increase in commissions of $.8 million from higher premiums and an increase in general expenses of $.2 million, while Madison Life remained constant.

MANUFACTURING GROUP
-------------------
      Operating income increased $.7 million to $3.0 million for the year ended December 31, 1994 as compared to 1993. Sales increased $3.4 million while cost of sales increased $2.1 million, resulting in a gross profit margin of 23.2% in 1994 versus 21.6% in 1993. Interest expense and selling, general and administrative expenses increased by $.6 million primarily due to the higher sales volume.

CORPORATE
---------
      Operating losses decreased $.3 million from 1993 levels. Investment income increased $.5 million primarily due to a reduction in realized losses of $.4 million on a corporate investment. Other income increased $.2 million from the sale of a real estate investment. Interest expense increased $.9 million due to a $15.0 million credit agreement entered into in late 1993 by a corporate subsidiary. At the end of 1994, $14.0 million remained outstanding under this credit agreement. Selling, general and administrative expenses decreased $.5 million due to a reduction in consulting expenses in 1994 compared to 1993, and the write down of certain real estate investments in 1993.

                            1993 COMPARED TO 1992
                            ---------------------
      The Company's net income applicable to common shares was $5.1 million or $.31 per share for the year ended December 31, 1993 as compared to $4.3 million or $.25 per share for the year ended December 31, 1992. The year ended December 31, 1993 includes a loss of $.3 million or $.02 per share net of applicable income taxes for the cumulative effect of an accounting change for investment securities [see Note 4 of Notes to Consolidated Financial Statements]. The year ended December 31, 1992 includes a benefit of $1.2 million or $.07 per share for the cumulative effect of an accounting change for income taxes [see Note 15 of Notes to Consolidated Financial Statements]. Operating income increased $2.2 million to $7.8 million for the year ended December 31, 1993.

INSURANCE GROUP
---------------
      The Insurance Group had operating income of $8.8 million for the year ended December 31, 1993 versus $8.1 million for the year ended 1992. Premium revenues decreased $.1 million. Madison Life had a decrease in premiums of $1.7 million resulting from the runoff of credit blocks of business purchased in the fourth quarter of 1991 partially offset by an increase in ordinary life and individual accident and health premiums. Premium revenues at Standard Life increased $1.6 million due to an increase in group health stop loss premiums of $1.7 million and an increase of $.4 million in DBL premiums, reflecting the continued growth of these lines of business, and a $.4 million increase for assumed group accident and health premiums, reduced by a $.8 million decrease in the runoff blocks of life, annuity and individual and group accident and health lines of business. Net investment income decreased $1.5 million. Interest and dividend income added $1.1 million due to increased investable assets, a higher interest yielding portfolio and a special dividend earned on a corporate investment, while investment expenses decreased $.1 million, and realized and unrealized gains decreased $2.7 million. Equity income increased $.2 million. Other income at Madison Life increased $2.3 million in the fourth quarter of 1993 due to the recovery from a stop loss treaty for credit life, accident and health business, while other income at Standard Life decreased $2.2 million. Standard Life incurred a $2.5 million loss, as a result of the partial disposal of its closed block of lotto annuity business in the fourth quarter of 1993. A $.8 million increase in fees earned in the 1993 period from Standard Life's stop loss business due to increased sales was partially offset by a $.5 million decrease in non-recurring other income earned in 1992 as a result of the termination of Standard Life's pension plan. Madison Life's benefits and claims decreased $1.7 million, while the amortization of deferred acquisition costs decreased by $2.6 million due primarily to the runoff of the purchased blocks of credit business. Standard Life's insurance expenses increased $.6 million and its deferred insurance acquisition costs decreased $.2 million. General and administrative expenses increased $1.9 million for the Insurance Group. Included in these expenses are premium taxes which rose $.4 million due to an increase in certain lines of business, an increase in commission expense of $1.1 million due to an increase in commissions for Standard Life's stop loss line of business, an increase due to the purchase of an ordinary life block of business at Madison Life, the runoff of favorable commission rates on reinsurance treaties assumed in 1991, and an increase of $.4 million in general expenses due to additional costs on the acquired blocks of business.

MANUFACTURING GROUP
-------------------
      The year ended December 31, 1993 reflected a significant improvement in the results of Zimmerman. Operating income was $2.2 million for the year ended December 31, 1993 as compared to income of $.1 million for the year ended December 31, 1992. Sales increased $9.1 million while cost of sales increased $6.2 million, resulting in an improvement in gross profit margins to 21.6% in 1993 from 18.0% in 1992. Borrowings at Zimmerman increased from the prior year, while interest expense decreased $.1 million due to lower interest rates. Selling, general and administrative expenses increased $.9 million reflecting an increase in minority interest of $.3 million due to higher net income and an increase of $.6 million in general expenses due to the higher sales volume.

CORPORATE
---------
      Operating losses increased $.6 million from 1992 levels. Investment income decreased $.3 million due to lower returns on certain hedged equity positions. Interest expense decreased $.4 million due to the redemption of a subsidiary's indebtedness. Interest expense will increase in 1994 as a result of the $15.0 million credit facility of a corporate subsidiary incurred at the end of 1993, although such interest expense should be offset by additional income generated by the Insurance Group. General and administrative costs increased $.7 million due primarily to an increase in losses on certain real estate investments and an increase in minority interests in a partnership investment.

                                  LIQUIDITY
                                  ---------
CASH FLOWS - GENERAL
--------------------
      The net cash provided amounted to $10.2 million from operating activities, while investing activities used $1.7 million of cash. Cash used by financing activities of $4.9 million primarily resulted from the repurchase of $1.0 million of the Company's common stock, the repayment of long-term debt of $1.2 million, the payment of investment type insurance contracts of $4.8 million and the payment of a dividend on common stock of $.3 million declared in 1993 and paid in February 1994, offset by an increase in long-term debt of $2.4 million.

INSURANCE GROUP
---------------
      The Insurance Group normally provides cash flow from operations, from the receipt of scheduled principal payments on its portfolio of fixed income securities and from earnings on short-term investments. Such cash flow is used partially to finance liabilities for insurance policy benefits. These liabilities represent long-term obligations which are calculated using certain assumed interest rates. The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 81% was invested in investment grade fixed income securities, resale agreements and cash and cash equivalents at December 31, 1994. These investments carry less risk and therefore lower interest rates than other types of fixed maturity investments. At December 31, 1994, approximately 4.7% of the carrying value of investable assets was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).

      Commensurate with the dramatic and rapid rise in interest rates during 1994, the Company employed a strategy of hedging portions of its intermediate term and long term fixed income securities against principal changes. This strategy utilized readily marketable short term put and call options on interest rate futures contracts. The value of these put and call options varies depending upon the change in the underlying futures contract, which principally varies with interest rate movements on applicable U.S. Treasury securities. This strategy was successful in 1994 in reducing loss of principal on the Company's fixed income portfolio on a mark-to-market basis. The Company will employ this strategy and other appropriate hedging strategies in considering the duration of its fixed income portfolio and insurance liabilities as well as its interest rate outlook.

      The Company monitors its investment portfolio on a continuous basis and believes the liquidity of the Insurance Group will not be adversely affected by its current investments.

MANUFACTURING GROUP
-------------------
      For the year ended December 31, 1994, $1.4 million of cash was provided by Zimmerman's operations, and $3.1 million was provided by an increase in bank debt. This cash was partially used to purchase property, plant and equipment of $1.0 million to update manufacturing and corporate facilities and to finance a dividend of $2.9 million to its parent and minority shareholders. Zimmerman has an $8.0 million bank line of credit as to which $6.5 million was outstanding at December 31, 1994. The Company believes that Zimmerman has sufficient funds to meet its obligations.

CORPORATE
---------
      Corporate derives its funds principally from (i) dividends and interest income from its Insurance Group and its Manufacturing Group, (ii) tax payments and management fees from its subsidiaries and (iii) investment income from Corporate liquidity.

      State insurance laws restrict the Insurance Group's ability to make dividend payments to the parent company [see Note 19 of Notes to Consolidated Financial Statements]. Regulatory constraints have historically not affected IHC's consolidated liquidity, although they have limited the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses, interest and dividend payments at Corporate.

      During 1994, the Company repurchased 291,787 shares of common stock at a cost of $.9 million under its stock and warrant repurchase program. Through December 31, 1994, 3,596,251 shares of common stock have been repurchased under this program at a cost of approximately $8.7 million. At the end of 1994, the Company purchased 384,741 of its outstanding share purchase warrants at an aggregate cost of approximately $.1 million. The Company may purchase additional shares of common stock and warrants in the open market or otherwise from time to time.

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $14.3 million at December 31, 1994. At the present time, the Company is not in need of any additional long-term financing.

CAPITAL RESOURCES
-----------------
      The Company continues to explore actively new opportunities which it perceives exist in the health, life, and property and casualty insurance and reinsurance businesses. With the infusion in 1993 of $15.0 million of additional capital, which enhanced the Insurance Group's already superior capital ratios, together with its broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities.

      At the same time, the Company recognizes that health care reform initiatives are continuing to be discussed at various levels of government. Depending upon the scope and timing of any such legislation that becomes law, the manner in which health insurance business is conducted in the future could be impacted. The Insurance Group continuously monitors these initiatives in an effort to best take advantage of a changing health care environment.

      In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried as amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. Primarily as a result of the rise in interest rates, the cost of the Company's investment portfolio exceeded the market value at December 31, 1994; consequently, an unrealized loss of $9.2 million, net of a $.9 million tax benefit, was charged to total stockholders' equity. The Company employs investment strategies to mitigate interest rate and other market exposures.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------
      See Index to Consolidated Financial Statements and
      Schedules on page 24.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
            ------------------------------------------------
      None

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------
      Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------
      Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (section 229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
            ---------------------------------------------------
      Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------
      Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

                             PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K
            -------------------------------------------------------
(a) (1) and (2)   See Index to Consolidated Financial Statements
                     and Schedules on page 24.
    (3) EXHIBITS  See Index to Exhibits on page 60.
(b)     No report on Form 8-K was filed during the quarter ended
        December 31, 1994.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1995.

                              INDEPENDENCE HOLDING COMPANY
                                     (REGISTRANT)



                              By/s/Edward Netter
                                   -----------------------
                                   Edward Netter
                                   Chairman of the Board
                                   Chief Executive Officer
                                   (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 28th day of March, 1995.




/s/ Harold E. Johnson
    -------------------------
    Harold E. Johnson
    Director




/s/ Allan C. Kirkman
    ------------------------
    Allan C. Kirkman
    Director




/s/ Steven B. Lapin
    -------------------------
    Steven B. Lapin
    Director, President and Chief
    Operating Officer




/s/ Donald T. Netter
    ------------------------
    Donald T. Netter
    Director, Senior Vice
    President - Investments

/s/ Edward Netter
    -------------------------
    Edward Netter
    Director, Chairman of
    the Board, and Chief
    Executive Officer
    (Principal Executive Officer)




/s/ Edward J. Scheider
    --------------------------
    Edward J. Scheider
    Director





/s/ F. Peter Zoch, III
    --------------------------
    F. Peter Zoch, III
    Director





/s/ Roy T. K. Thung
    --------------------------
    Roy T. K. Thung
    Director, Executive Vice
    President, Chief
    Financial Officer and
    Treasurer (Principal
    Financial Officer)





/s/ Teresa A. Herbert
    -------------------------
    Teresa A. Herbert
    Vice President and
    Controller (Principal
    Accounting Officer)

             INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


PAGES
-----
INDEPENDENT AUDITORS' REPORT..............................    25


CONSOLIDATED FINANCIAL STATEMENTS:
----------------------------------
Consolidated Balance Sheets at December 31, 1994
 and 1993.................................................    26

Consolidated Statements of Operations for the years ended
 December 31, 1994, 1993 and 1992.........................    27

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 1994, 1993 and 1992.....    28

Consolidated Statements of Cash Flows for the years ended
 December 31, 1994, 1993 and 1992......................... 29-30

Notes to Consolidated Financial Statements................ 31-54

SCHEDULES:*
----------
Summary of investments - other than investments in
 affiliates at December 31, 1994 (Schedule I)............. 55-56

Condensed financial information of parent company
 (Schedule III)........................................... 57-59

Supplementary insurance information (Schedule V)..........    60

EXHIBIT INDEX.............................................    61


*All other schedules have been omitted as they are not applicable or not required, or the information is given in the financial statements, notes thereto or in other schedules.

                    INDEPENDENT AUDITORS' REPORT
                    ----------------------------
THE BOARD OF DIRECTORS AND STOCKHOLDERS
INDEPENDENCE HOLDING COMPANY:

We have audited the consolidated financial statements of Independence Holding Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 4, respectively, to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1993. As discussed in note 15 to the consolidated financial statements, the Company adopted SFAS No. 109, "Accounting for Income Taxes" in 1992.

                                        KPMG PEAT MARWICK LLP
New York, New York
March 21, 1995

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,                                         1994           1993
----------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents......................$ 37,862,000   $ 34,267,000
  Short-term investments.........................     708,000      5,239,000
  Securities purchased under agreements to resell
   (Note 2)......................................  18,660,000     21,687,000
  Fixed maturities (Note 4)...................... 129,817,000    123,470,000
  Equity securities (Note 4).....................  23,171,000     26,520,000
  Other investments (Note 7).....................  12,142,000     13,195,000
  Trade accounts, notes and other receivables....  10,688,000      7,175,000
  Inventories (Note 8)...........................  10,497,000      8,337,000
  Deferred insurance acquisition costs...........  10,979,000     13,934,000
  Property, plant and equipment, net (Note 9)....   4,447,000      3,876,000
  Due from reinsurers............................  39,336,000     43,209,000
  Due from brokers...............................     596,000      3,285,000
  Other assets...................................   4,786,000      4,860,000
                                                  -----------    -----------
      TOTAL ASSETS...............................$303,689,000   $309,054,000
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Future insurance policy benefits...............$ 95,277,000   $ 99,433,000
  Unearned Premiums..............................  14,680,000     16,945,000
  Future annuity policy benefits.................  34,436,000     36,357,000
  Insurance policy claims........................   4,434,000      4,404,000
  Other policyholders' funds.....................   2,161,000      1,951,000
  Financial instruments sold, but not yet
   purchased (Note 4)............................  17,525,000     16,568,000
  Due to brokers.................................  22,006,000     18,528,000
  Due to reinsurers..............................   4,225,000      3,748,000
  Accounts payable, accruals and other
   liabilities...................................  26,213,000     22,277,000
  Income taxes, principally deferred (Note 15)...   5,780,000      6,766,000
  Long-term debt (Note 11).......................  21,258,000     20,026,000
                                                  -----------    -----------
      TOTAL LIABILITIES.......................... 247,995,000    247,003,000
                                                  -----------    -----------
STOCKHOLDERS' EQUITY: (Note 13)
 Common stock, par value $1 per share (50,000,000
  shares authorized; 15,528,730 and 15,820,517
  shares issued and outstanding, respectively
  net of 4,377,900 shares in treasury)...........  15,529,000     15,821,000
 Paid-in capital.................................  69,800,000     70,154,000
 Unrealized gains (losses) on investments, net of
  deferred taxes (tax benefits) of ($906,000) and
  $285,000 respectively..........................  (9,168,000)       467,000
 Accumulated deficit............................. (20,467,000)   (24,391,000)
                                                  -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY.................  55,694,000     62,051,000
                                                  -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$303,689,000   $309,054,000
                                                  ===========    ===========

        See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,
                                       1994           1993           1992
----------------------------------------------------------------------------
REVENUES:
 Insurance premiums...............$ 50,623,000   $ 47,538,000   $ 47,642,000
 Net investment income (Note 6)...  11,230,000     14,171,000     15,930,000
 Sales............................  36,427,000     33,001,000     23,941,000
 Equity income....................     453,000      1,288,000      1,085,000
 Other (loss) income..............    (343,000)     2,775,000      2,760,000
                                    ----------     ----------     ----------
                                    98,390,000     98,773,000     91,358,000
                                    ----------     ----------     ----------
EXPENSES:
 Insurance benefits, claims and
  reserves........................  32,817,000     34,000,000     35,127,000
 Amortization of deferred
  insurance acquisition costs.....   5,573,000      6,444,000      9,216,000
 Cost of sales....................  27,985,000     25,866,000     19,638,000
 Interest expense.................   1,345,000        383,000        906,000
 Selling, general and administra-
  tive expenses...................  26,039,000     24,233,000     20,842,000
                                    ----------     ----------     ----------
                                    93,759,000     90,926,000     85,729,000
                                    ----------     ----------     ----------
Operating income before income
 taxes............................   4,631,000      7,847,000      5,629,000
Income tax expense
 (Note 15)........................     396,000      2,428,000      2,490,000
                                    ----------     ----------     ----------
Income before cumulative effect
 of accounting changes............   4,235,000      5,419,000      3,139,000
Cumulative effect of accounting
 changes..........................      -            (340,000)     1,199,000
                                   -----------    -----------    -----------
Net income........................$  4,235,000   $  5,079,000   $  4,338,000
                                   ===========    ===========    ===========
INCOME PER COMMON SHARE:
 Income before cumulative effect
  of accounting changes...........$        .27   $        .33   $        .18
 Cumulative effect of accounting
  changes.........................      -                (.02)           .07
                                   -----------    -----------    -----------
 Net income.......................$        .27   $        .31   $        .25
                                   ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING......................  15,717,000     16,148,000     17,574,000
                                   ===========    ===========    ===========

        See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES                                   UNREALIZED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                        GAINS
                                                                               (LOSSES) ON                      TOTAL
                                             COMMON STOCK            PAID-IN   INVESTMENTS,   (ACCUMULATED   STOCKHOLDERS'
                                        SHARES         AMOUNT        CAPITAL       NET          DEFICIT)        EQUITY
                                      ------------------------   ---------------------------------------------------------

BALANCE AT DECEMBER 31, 1991......... 17,977,014   $17,977,000   $72,860,000   $(1,936,000)  $(33,171,000)   $55,730,000
     Purchase of common stock........ (1,902,611)   (1,903,000)   (2,163,000)                                 (4,066,000)
     Net change in unrealized gains..                                            1,687,000                     1,687,000
     Net income......................                                                           4,338,000      4,338,000
     Realization of tax benefit of
      operating loss carryforwards
      subsequent to reorganization...                               (163,000)                                   (163,000)
     Common stock dividend...........                                                            (321,000)      (321,000)
                                      ----------    ----------    ----------    ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1992......... 16,074,403    16,074,000    70,534,000      (249,000)   (29,154,000)    57,205,000
     Purchase of common stock........ (1,152,553)   (1,152,000)   (2,207,000)                                 (3,359,000)
     Issuance of shares..............    898,667       899,000     1,762,000                                   2,661,000
     Net change in unrealized gains..                                              376,000                       376,000
     Cumulative effect of accounting
      change.........................                                              340,000                       340,000
     Net income......................                                                           5,079,000      5,079,000
     Realization of tax benefit of
      operating loss carryforwards
      subsequent to reorganization...                                 65,000                                      65,000
     Common stock dividend...........                                                            (316,000)      (316,000)
                                      ----------    ----------    ----------    ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1993......... 15,820,517    15,821,000    70,154,000       467,000    (24,391,000)    62,051,000
     Purchase of common stock
      and warrants...................   (291,787)     (292,000)     (717,000)                                 (1,009,000)
     Net change in unrealized gains..                                           (9,635,000)                   (9,635,000)
     Net income......................                                                           4,235,000      4,235,000
     Realization of tax benefit of
      operating loss carryforwards
      subsequent to reorganization...                                363,000                                     363,000
     Common stock dividend...........                                                            (311,000)      (311,000)
                                      ----------    ----------    ----------    ----------    -----------     ----------
BALANCE AT DECEMBER 31, 1994......... 15,528,730   $15,529,000   $69,800,000   $(9,168,000)  $(20,467,000)   $55,694,000
                                      ==========    ==========    ==========    ==========    ===========     ==========

                                                   See accompanying notes to consolidated financial statements.


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,
                                         1994          1993          1992
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................$ 4,235,000   $ 5,079,000   $ 4,338,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Amortization of deferred insurance
    acquisition costs................  5,573,000     6,444,000     9,216,000
   Realized gains on sales of
    investment securities............   (824,000)   (2,803,000)   (4,212,000)
   Unrealized losses (gains) on
    trading securities...............    422,000        72,000      (404,000)
   Equity income.....................   (453,000)   (1,288,000)   (1,085,000)
   Depreciation......................    626,000       634,000       697,000
   Deferred taxes (benefits).........   (838,000)      826,000       758,000
   Income tax benefit credited
    (charged) to paid-in capital.....    363,000        65,000      (163,000)
   Cumulative effect of change in
    accounting principle.............       -          340,000    (1,199,000)
   Other.............................  1,192,000       786,000       155,000
  Change in assets and liabilities:
   Net sales (purchases) of trading
    securities.......................  3,251,000     3,072,000       (40,000)
   Increase (decrease) in future
    insurance policy benefits, claims
    and other policy liabilities..... (3,301,000)   14,300,000    (6,107,000)
   Additions to deferred insurance
    acquisition costs................ (2,618,000)   (6,402,000)   (2,165,000)
   Change in net amounts due from and
    to reinsurers....................  4,350,000    (4,170,000)    2,061,000
   Change in trade accounts, notes and
    other receivables................ (3,518,000)   (1,007,000)      225,000
   Change in income tax liability....  1,043,000      (749,000)      650,000
   Other.............................    647,000    (3,824,000)    5,784,000
                                      ----------    ----------    ----------
      Net cash provided by operating
       activities....................$10,150,000   $11,375,000   $ 8,509,000
                                      ----------    ----------    ----------

                                                  29
                                                            (CONTINUED)





INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED DECEMBER 31,
                                       1994           1993           1992
----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and
  to brokers......................$  6,167,000   $ 15,625,000   $ (3,031,000)
 Sales and maturities of short-term
  investments.....................   3,859,000      3,345,000      1,602,000
 Purchases of short-term
  investments.....................  (1,779,000)    (5,463,000)    (1,324,000)
 Net (purchases) sales of resale
  and repurchase agreements.......   3,027,000    (15,377,000)    (1,663,000)
 Sales of equity securities.......  57,721,000     23,403,000     10,250,000
 Purchases of equity securities... (50,902,000)   (18,715,000)    (7,174,000)
 Sales and maturities of fixed
  maturities...................... 141,213,000    140,527,000        560,000
 Purchases of fixed maturities....(161,859,000)  (145,471,000)         -
 Proceeds on sale of other
  investments.....................   2,930,000      1,682,000      1,505,000
 Distributions from other
  investments, net of additional
  investments.....................  (1,199,000)    (1,795,000)       309,000
 Additions to property, plant and
  equipment, net..................  (1,197,000)      (319,000)      (784,000)
 Other............................     359,000      2,000,000          -
                                   -----------    -----------     ----------
     Net cash (used) provided by
      investing activities........  (1,660,000)      (558,000)       250,000
                                   -----------    -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock.........       -             25,000         -
 Repurchase of common stock and
  warrants........................  (1,009,000)    (3,359,000)    (4,066,000)
 Payments of investment-type
  insurance contracts.............  (4,802,000)    (4,294,000)    (4,293,000)
 Increase in long-term debt.......   2,433,000     15,874,000        488,000
 Repayment of long-term debt......  (1,201,000)      (150,000)    (2,892,000)
 Dividends paid...................    (316,000)      (321,000)      (353,000)
                                   -----------    -----------    -----------
     Net cash provided (used) by
      financing activities........  (4,895,000)     7,775,000    (11,116,000)
                                   -----------    -----------    -----------
 Increase (decrease) in cash and
  cash equivalents................   3,595,000     18,592,000     (2,357,000)
 Cash and cash equivalents,
  beginning of year...............  34,267,000     15,675,000     18,032,000
                                   -----------    -----------    -----------
 Cash and cash equivalents,
  end of year.....................$ 37,862,000   $ 34,267,000   $ 15,675,000
                                   ===========    ===========    ===========

        See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A)  BUSINESS AND ORGANIZATION
      Independence Holding Company and subsidiaries (the "Company" or "IHC") is a diversified financial company primarily engaged in insurance activities through Madison National Life Insurance
Company, Inc. and its subsidiaries ("Madison Life") and Standard
Security Life Insurance Company of New York and its subsidiaries including First Standard Security Insurance Company ("Standard
Life") (collectively, the "Insurance Group"), and in manufacturing commercial signs through Zimmerman Sign Company ("Zimmerman" or the "Manufacturing Group").
      Geneve Corporation, a diversified financial holding company, and its affiliated entities ("Geneve") hold approximately 53% of IHC's outstanding common stock.

(B)   PRINCIPLES OF CONSOLIDATION AND PREPARATION OF FINANCIAL
      STATEMENTS
      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of IHC and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Investments in partnerships which are not consolidated are carried on the equity method, which approximates the Company's equity in their underlying net book value.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)   RECLASSIFICATION
      Certain amounts in prior years' consolidated financial statements and notes thereto have been restated to conform to the 1994 presentation.

(D)   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
      Cash equivalents are carried at cost which approximates market value and include principally interest-bearing deposits at brokers, money market instruments and U.S. Treasury securities of less than 91-day maturity. Investments with maturities of 91-days to 1 year are considered short-term investments and are carried at cost which approximates market.


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

(E)   SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND
      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
      Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase
("repurchase agreements") are treated as financing transactions and are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

(F)   INVESTMENTS IN SECURITIES
      (i) Investments in equity, derivative (options and options on future contracts) and fixed income securities (bonds, notes and redeemable preferred stock) are valued as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The
Company elected to adopt SFAS No. 115 by reporting the cumulative effect of the change in accounting methods at December 31, 1993 for those securities which were previously classified as trading.
Prior years' financial statements have not been restated to apply the provisions of SFAS No. 115.
      Investments in equity and fixed income securities are carried as follows:
            (a) Fixed income securities which are being held to maturity ("held to maturity") are carried at amortized cost.
            (b) Securities which are held for trading purposes are carried at estimated market value ("market value" or "market").
Unrealized gains or losses are credited or charged, as appropriate, to net investment income on the Consolidated
Statements of Operations.
            (c) Securities which may or may not be held to maturity
("available-for-sale") are carried at market value. Unrealized gains or losses, net of deferred income taxes, are credited or charged, as appropriate, directly to stockholders' equity. In previous years these securities were carried at the lower of aggregate amortized cost or market value.
     (ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold. Such transactions occur in anticipation of declines in the market value of the securities. The Company's risk is an increase in the market value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned. Unrealized gains or losses on open transactions are credited or charged, as appropriate, to stockholders' equity or net investment income.
While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities. When the transaction is closed, the

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.
     (iii) Gains or losses on sales of securities are determined on the basis of specific identification.
     (iv) The Company enters into derivative financial instruments, primarily put and call option contracts on interest rate futures contracts, to hedge portions of the Company's fixed income portfolio intended to minimize loss of principal in a rapidly changing interest rate environment. The contracts are all readily marketable and are carried on the balance sheet at their current market value with changes in unrealized gains or losses, net of deferred income taxes, credited or charged as appropriate directly to stockholder's equity, with all realized gains and losses are reflected currently in the income statement.

(G)   INVESTMENTS CARRIED AT FAIR VALUE
      Investments in securities held through investments in partnerships engaged in venture capital activities, including leveraged buyout transactions, are carried at fair value. When available, fair value is determined by reference to market price quotations. When market price quotations are not available (as is the case for principally all of the securities currently held by the partnership), fair value of the securities is determined by the General Partner. Unrealized appreciation is recorded in equity income in the Consolidated Statements of Operations.

(H)   MORTGAGE LOANS AND POLICY LOANS
      Mortgage loans are primarily stated at amortized cost and policy loans are stated at their aggregate unpaid balances.

(I)  INVENTORIES
      Inventories are recorded at the lower of cost (first-in, first-out) or market (net realizable value).

(J)   DEFERRED INSURANCE ACQUISITION COSTS
      The costs of acquiring new insurance business, principally commissions and certain variable underwriting, agency and policy issuance expenses, have been deferred and are being amortized, with interest, over the premium paying period of the related insurance policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue.
Anticipated premium revenue was estimated using assumptions as to mortality (morbidity on health insurance) and withdrawals consistent with those used in calculating future insurance policy benefits.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

(K)   PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are stated at cost.
Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property, plant and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets.
Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(L)   FUTURE INSURANCE POLICY BENEFITS
      Liabilities for future insurance policy benefits, including dividends on future participating policies, have been computed primarily using the net level premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Life reserve interest rates are generally graded and range from 2% to 9% per annum. Withdrawals are based on experience. Annuity reserves are established with interest rate assumptions ranging from 5% to 13.9% per annum.

(M)   INSURANCE PREMIUM REVENUE RECOGNITION
      Insurance premiums, including reinsurance premiums assumed, are recognized as revenue over the premium paying period of the policies. Credit life and health premiums are recognized over the terms of the policy.
      Funds received for certain long duration contracts
(principally annuities) are credited directly to a policyholder liability account. Withdrawals are a direct reduction of respective policyholders' funds on deposit. Amounts on deposit are currently credited interest at an annual rate of 5%.

(N)   PARTICIPATING POLICIES
      Participating policies represent 7.6%, 8.4%, and 9.3% of the individual life insurance in-force and 2.6%, 3.1%, and 3.0% of the gross premium income, as of and for the years ended December 31, 1994, 1993 and 1992, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. New York State Insurance Department requirements limit the amount of profit on participating policies which can inure to stockholders to 10% of such profits or $.50 per year per $1,000 of such insurance in-force, whichever is greater.
At December 31, 1994, the stockholder's equity of the insurance companies was not restricted because of participating policyholders' surplus.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

(O)   DEFERRED INCOME TAXES
      The provision for deferred income taxes is based on the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes" and represents the change in the Company's deferred income tax liability during the year, less amounts accounted for in equity, including the effect of enacted tax rate changes.
Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The Company elected to adopt SFAS No.
109 in December 1992 by retroactively restating 1992 and reporting the cumulative effect of the change in accounting methods as of January 1, 1992.

(P)   INCOME PER COMMON SHARE
      The computation of income per common share for each of the three years ended December 31, 1994, 1993 and 1992 is based upon the weighted average number of common shares outstanding of approximately 15,717,000, 16,148,000, and 17,574,000, respectively. Common stock equivalents represented by warrants and stock options have not been utilized in computing income per share because the effect of their assumed exercise would have been anti-dilutive.

(Q)   REINSURANCE
      The Company's consolidated financial statements for 1993 reflect the adoption of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."
Pursuant to the SFAS No. 113, amounts paid for or recoverable under reinsurance contracts, including amounts previously reported as a reduction of various liability accounts as permitted under previous accounting standards, are included in total assets as reinsurance balances, or reinsurance prepaid. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The financial statements were restated in connection with the adoption of SFAS No. 113 which resulted in an increase in assets and corresponding liabilities of $40.0 million in 1993. The adoption of SFAS No. 113 had no effect on the Consolidated Statements of Operations or on Total Stockholders'
Equity.

NOTE 2.  RESALE AGREEMENTS

      Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 1994, the Company had

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 2.  RESALE AGREEMENTS (CONTINUED)
approximately $18,660,000 in resale agreements outstanding, all of which settled by January 3, 1995 and were subsequently reinvested.
The Company, in most cases, takes possession of securities
purchased under resale agreements and values the collateral on a daily basis to protect the Company in the event of default by the counterparty. For all other resale agreements, the securities are held by the counterparties, all of  which  are  primary  U.S.
Government dealers. The principal counterparties for the resale agreements at December 31, 1994 were UBS Securities, Inc. and
Morgan Stanley & Co., Incorporated.

NOTE 3. ACQUISITION OF FIRST STANDARD SECURITY INSURANCE COMPANY
        ("FIRST STANDARD") (FORMERLY COVE REINSURANCE COMPANY)

      During 1993, the Company acquired a property and casualty reinsurance company shell, First Standard, from Geneve Holdings, Inc. at its adjusted statutory value of approximately $2.6 million. The Company issued 878,667 shares of its common stock in exchange for all of the shares of capital stock of the reinsurer.
As a result of the subsequent transfer of the stock of its parent corporation to Standard Life, First Standard became a subsidiary of Standard Life.

NOTE 4.     INVESTMENT SECURITIES

      The Company adopted SFAS No. 115 at December 31, 1993. The cumulative effect of this change in accounting for equity and fixed income securities is a loss of $340,000, net of income taxes of $175,000, and is reported separately in the consolidated statement of operations for the year ended December 31, 1993.

                                          DECEMBER 31, 1994
                         --------------------------------------------------
                                        GROSS           GROSS
                         AMORTIZED   UNREALIZED      UNREALIZED     MARKET
                           COST        GAINS          (LOSSES)      VALUE
                         --------------------------------------------------
                                         (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES:
 FIXED MATURITIES
  Corporate securities.....$ 34,590     $  6       $ (4,035)     $ 30,561
  U.S. Government and
   agencies obligations....  46,885        -         (2,781)       44,104
  Government National
   Mortgage Association....  54,658        -         (1,790)       52,868
  Obligations of states
   and political
   subdivisions............   2,422       11           (149)        2,284
                            -------      ---        -------       -------
                           $138,555     $ 17       $ (8,755)     $129,817
                            =======      ===        =======       =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 4. INVESTMENT SECURITIES (CONTINUED)

                                          DECEMBER 31, 1994
                         --------------------------------------------------
                                        GROSS           GROSS
                         AMORTIZED   UNREALIZED      UNREALIZED     MARKET
                           COST        GAINS          (LOSSES)      VALUE
                         --------------------------------------------------
                                         (DOLLARS IN THOUSANDS)

EQUITY SECURITIES
 Common stock..............$  2,711     $ 41       $   (309)     $  2,443
 Preferred stock...........   2,241       -            (327)        1,914
 Options...................   1,471       -            (844)          627
                            -------      ---        -------       -------
                           $  6,423     $ 41       $ (1,480)     $  4,984
                            =======      ===        =======       =======
FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
  Common stock.............$   (563)    $ -        $    (31)     $   (594)
  Options..................    (525)     134             -           (391)
                            -------      ---        -------       -------
                           $ (1,088)    $134       $    (31)     $   (985)
                            =======      ===        =======       =======
TRADING SECURITIES:
EQUITY SECURITIES
 Common stock..............$ 18,113     $553       $   (497)     $ 18,169
 Options...................      80       -             (62)           18
                            -------      ---        -------       -------
                           $ 18,193     $553       $   (559)     $ 18,187
                            =======      ===        =======       =======
FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
  Common stock.............$(16,311)    $236       $   (396)     $(16,471)
  Options..................     (72)       3             -            (69)
                            -------      ---        -------       -------
                           $(16,383)    $239       $   (396)     $(16,540)
                            =======      ===        =======       =======

      The average market value of trading long options was $38,000 and the average market value of trading options sold but not yet purchased was $30,000 for 1994.

      The amortized cost and market value of fixed income securities at December 31, 1994, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 4. INVESTMENT SECURITIES (CONTINUED)

                                        DECEMBER 31, 1994
                                     -----------------------
                                     AMORTIZED        MARKET
                                       COST           VALUE
                                     -----------------------
                                      (DOLLARS IN THOUSANDS)

Due in one year or less..............$  4,922       $  4,816
Due after one year through
 five years..........................  16,559         16,016
Due after five years through
 ten years...........................  36,228         32,849
Due after ten years..................  26,188         23,268
                                      -------        -------
                                       83,897         76,949
Government National Mortgage
 Association.........................  54,658         52,868
                                      -------        -------
                                     $138,555       $129,817
                                      =======        =======
Approximately $9,433,000 of gross gains and $11,362,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1994.

Approximately $2,256,000 of gains were realized on sales of options held for sale, $23,000 of gains were realized on options held for trading and $223,000 of gains were realized on sales of future contracts held for sale for the year ended December 31, 1994.

                                          DECEMBER 31, 1993
                            -----------------------------------------------
                                          GROSS          GROSS
                            AMORTIZED   UNREALIZED     UNREALIZED    MARKET
                              COST        GAINS         (LOSSES)     VALUE
                            -----------------------------------------------
                                         (DOLLARS IN THOUSANDS)

AVAILABLE-FOR-SALE SECURITIES:
 FIXED MATURITIES
  Corporate securities.....$ 55,087     $  501         $ (890)    $ 54,698
  U.S. Government and
   agencies obligations....   8,623        127            -          8,750
  Government National
   Mortgage Association....  59,547        137            (94)      59,590
  Obligations of states
   and political sub-
   divisions...............     405         27            -            432
                            -------       ----            ---      -------
                           $123,662     $  792         $ (984)    $123,470
                            =======       ====            ===      =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------
NOTE 4. INVESTMENT SECURITIES (CONTINUED)

                                         DECEMBER 31, 1993
                           -----------------------------------------------
                                         GROSS          GROSS
                           AMORTIZED   UNREALIZED     UNREALIZED    MARKET
                             COST        GAINS         (LOSSES)     VALUE
                           -----------------------------------------------
                                        (DOLLARS IN THOUSANDS)

 EQUITY SECURITIES
  Common Stock.............$  3,686     $1,133         $ (258)    $  4,561
  Preferred Stock..........   5,592         96            (23)       5,665
                             ------      -----          -----       ------
                           $  9,278     $1,229         $ (281)    $ 10,226
                             ======      =====          =====       ======
 FINANCIAL INSTRUMENTS SOLD,
  BUT NOT YET PURCHASED
  Common Stock.............$   (384)    $  -           $   (3)    $   (387)
  Options                        (5)       -              -             (5)
                             ------      -----          -----       ------
                           $   (389)    $  -           $   (3)    $   (392)
                             ======      =====          =====       ======
TRADING SECURITIES:
 EQUITY SECURITIES.........$ 16,033     $  647         $ (386)    $ 16,294
                             ======      =====          =====       ======
FINANCIAL INSTRUMENTS
  SOLD, BUT NOT YET
  PURCHASED................$(16,175)    $  551         $ (552)    $(16,176)
                             ======      =====          =====       ======

     Approximately $5,845,000 of gross gains and $5,352,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1993.

    Proceeds from sales of fixed income securities during 1992 were approximately $270,105,000. Approximately $4,129,000 of gross gains and $2,429,000 of gross losses were realized on those sales.

NOTE 5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments not disclosed elsewhere in the footnotes (see footnote 1 for investment securities):

     A.  MORTGAGE LOANS

     The fair value of mortgage loans is calculated by discounting the scheduled cash flows at a current market interest rate adjusted for credit risk.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------
NOTE 5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
         (CONTINUED)

     B.  POLICY LOANS

     The fair value of policy loans is calculated by projecting the current policy loans in the aggregate to the end of the expected lifetime period of the life insurance business at the average policy loan rates and discounting them at a current market policy loan interest rate.

     C.  FUTURE ANNUITY POLICY BENEFITS

     The Company has two types of annuity policies. The first type is a deferred annuity which is credited with a current market interest rate, resulting in a carrying value which equals fair value. The second type of annuity carries fixed interest rates which are currently higher than current market interest rates. The fair value of these annuities was determined by discounting the annuity payments using current market interest rates.

     D.  LONG-TERM DEBT OF SUBSIDIARIES

     The fair value of long-term debt is determined to equal carrying value as all debt outstanding carries interest rates which are based on prime rates or rate which approximate current market interest rates.
     The estimated fair values of financial instruments are as follows:

                     DECEMBER 31, 1994         DECEMBER 31, 1993
                   ----------------------  ----------------------
                     CARRYING      FAIR       CARRYING     FAIR
                      AMOUNT      VALUE        AMOUNT     VALUE
                   ----------------------  ----------------------
                   (DOLLARS IN THOUSANDS)  (DOLLARS IN THOUSANDS)

FINANCIAL ASSETS:
 Fixed maturities.....$129,817    $129,817    $123,470    $123,470
 Equity securities....$ 23,171    $ 23,171    $ 26,520    $ 26,520
 Mortgage Loans.......$    641    $    731    $    829    $  1,205
 Policy Loans.........$  4,454    $  3,212    $  4,712    $  4,173

FINANCIAL LIABILITIES:
 Future Annuity Policy
  Benefits............$ 34,436    $ 37,525    $ 36,357    $ 38,060
 Financial instruments
  sold but not yet
  purchased...........$ 17,525    $ 17,525    $ 16,568    $ 16,568
 Long-Term Borrowings.$ 21,258    $ 21,258    $ 20,026    $ 20,026

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
NOTE 6.  NET INVESTMENT INCOME

     Major categories of net investment income for the years ended
December 31, 1994, 1993 and 1992 are summarized as follows:

                                     1994       1993       1992
                                   ----------------------------
                                      (DOLLARS IN THOUSANDS)
     INTEREST AND DIVIDENDS:
      Fixed income securities.....$ 9,646    $ 9,839    $ 9,736
      Equity securities...........  1,860      2,205      1,974
      Short-term investments......  1,197        893        952
      Other.......................    684        616        502
                                   ------     ------     ------
                                   13,387     13,553     13,164

     Net realized gains...........    824      2,684      4,212
     Net unrealized gains
      (losses)....................   (422)       (73)       404
     Investment expenses.......... (2,559)    (1,993)    (1,850)
                                   ------     ------     ------
     Net investment income........$11,230    $14,171    $15,930
                                   ======     ======     ======
NOTE 7. OTHER INVESTMENTS

     Other investments consist of the following at December 31,
1994 and 1993:
                                               DECEMBER 31,
                                              1994         1993
                                           --------------------
                                          (DOLLARS IN THOUSANDS)

     Partnership interests.................$ 6,076       $6,725
     Mortgage loans........................    641          829
     Policy loans..........................  4,454        4,712
     Real estate...........................    971          929
                                            ------       ------
                                           $12,142      $13,195
                                            ======       ======
NOTE 8.  INVENTORIES

     Inventories at December 31, 1994 and 1993 are as follows:

                                               DECEMBER 31,
                                              1994         1993
                                           --------------------
                                          (DOLLARS IN THOUSANDS)

     Raw materials.........................$ 4,558      $ 3,334
     Work in process.......................  4,078        3,796
     Finished goods........................  1,861        1,207
                                            ------       ------
                                           $10,497      $ 8,337
                                            ======       ======


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 9.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1994 and 1993 are as follows:
                                                DECEMBER 31,
                                              1994        1993
                                            --------------------
                                           (DOLLARS IN THOUSANDS)

     Land..................................$   344      $   474
     Buildings.............................  2,189        2,073
     Manufacturing equipment...............  1,822        1,608
     Office equipment......................  1,383          975
     Leasehold improvements................  1,798        1,617
     Office furniture and fixtures.........  1,453        1,471
                                            ------       ------
                                             8,989        8,218
     Less accumulated depreciation
       and amortization.................... (4,542)      (4,342)
                                            ------       ------
     Property, plant and equipment,
       net.................................$ 4,447      $ 3,876
                                            ======       ======
NOTE 10. LIABILITY FOR UNPAID CLAIMS

      The liability for unpaid claims and claim adjustment expenses represents amounts needed to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

      The change in the liability for unpaid claims and claim adjustment expenses for the Company's health and disability coverages is as follows:

                                                DECEMBER 31,
                                           1994      1993     1992
                                          --------------------------
                                           (DOLLARS IN THOUSANDS)

      Balance at beginning of year.......$ 2,558   $ 1,839   $ 1,852
      Less:  reinsurance
       recoverables......................    719       427       353
                                          ------    ------    ------
      Net balance at beginning
       of year...........................  1,839     1,412     1,499
                                          ------    ------    ------
      Amount incurred:
      Current year....................... 19,612    16,787    18,025
      Prior year.........................  3,124     5,073     4,346
                                          ------    ------    ------
        Total............................ 22,736    21,860    22,371
                                          ------    ------    ------
      Amount paid, related to:
      Current years...................... 14,662    13,050    13,245
      Prior year.........................  8,425     8,383     9,213
                                          ------    ------    ------
        Total............................ 23,087    21,433    22,458
                                          ------    ------    ------


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
NOTE 10. LIABILITY FOR UNPAID CLAIMS (CONTINUED)

                                              DECEMBER 31,
                                        1994      1993     1992
                                      --------------------------
                                        (DOLLARS IN THOUSANDS)

      Net balance end of year........  1,488     1,839     1,412
      Plus: reinsurance recoverables.    327       719       427
                                      ------    ------    ------
      Balance at end of year.........$ 1,815   $ 2,558   $ 1,839
                                      ======    ======    ======

NOTE 11. LONG-TERM DEBT

     Long-term debt at December 31, 1994 and 1993 is as follows:

                                                 DECEMBER 31,
                                               1994        1993
                                            --------------------
                                           (DOLLARS IN THOUSANDS)

     Credit agreement with maturities
       starting September 30, 1994
       through December 31, 1998............$14,000     $15,000
     Revolving credit line with an interest
       rate at prime plus .5%, due 1996.....  6,450       4,175
     Other borrowings with interest rates
       ranging from 7% to prime plus
       .5% and .75%.........................    808         851
                                             ------      ------
                                            $21,258     $20,026
                                             ======      ======
      The aggregate maturities of long-term debt at December 11,
1994 are as follows:

                      DOLLARS IN THOUSANDS
                      --------------------
                   1995..............$ 2,173
                   1996.............. 10,589
                   1997..............  4,071
                   1998..............  4,071
                   1999..............     71
                   Thereafter........    283
                                      ------
                     Total           $21,258
                                      ======
      Cash payments for interest were approximately $1,075,000,
$452,000, and $942,000 for the years ended December 31, 1994, 1993 and 1992, respectively.
      The revolving credit line is secured by the inventory and
accounts receivable of Zimmerman.


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 11.  LONG TERM DEBT (CONTINUED)

      On December 30, 1993, a subsidiary of the Company entered into a $15,000,000 credit agreement ("Credit Agreement") to provide additional capital for the Insurance Group of which $1,000,000 was repaid during 1994. Under terms of the Credit
Agreement, interest on the outstanding portion of the $15,000,000 loan is, at the option of the Company, based on either (i) 1/4% plus the higher of the prime rate or the Federal Funds Rate plus
1.0% or (ii) the Eurodollar Rate plus 1-3/4%. The Credit Agreement
(1) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (2) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions and (3) is secured by the stock of two of the Company's subsidiaries and a $15.0 million contribution note of Madison Life. The weighted average interest rate on the Credit Agreement was 7.68% and 6.25% at December 31, 1994 and 1993 respectively.

NOTE 12. PREFERRED STOCK

      IHC is authorized to issue up to 20,000,000 shares of preferred stock, par value $1.00 per share.

NOTE 13.  COMMON STOCK

(A) IHC has reserved 5,248,862 shares of common stock for shares issuable under its stock option plan and outstanding warrants at December 31, 1994.

(B) During 1991, IHC announced a plan to repurchase shares of its common stock and warrants. Any shares repurchased through this program may, at the discretion of management, be retired. For the year ended December 31, 1994, 291,787 common shares were repurchased at a cost of $883,000. Since the inception of the repurchase plan through December 31, 1994, 3,596,251 common shares have been repurchased at a cost of $8,684,000. All of such repurchased shares have either been retired or reissued.

NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS

(A)  STOCK OPTIONS

      On May 25, 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan under which
1,600,000 shares of common stock were reserved for options and other common stock awards to be granted under the plan. Under the


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS (CONTINUED)

terms of the plan, exercise prices are equal to the quoted market value of the shares at the date of grant. Further, the options will expire ten years from the date of the grant and will vest ratably over a three-year period beginning on the first anniversary of the date of the grant.
     The following summarizes stock option information for the years ended December 31, 1994, 1993 and 1992:

                                     NUMBER OF     OPTION PRICE
                                       SHARES        PER SHARE
                                     --------------------------
      OPTIONS OUTSTANDING AT:
       December 31, 1994.............. 37,000     $1.25 - $6.25
       December 31, 1993.............. 32,000     $1.25 - $6.25
       December 31, 1992.............. 49,000     $1.25 - $6.25

      OPTIONS WHICH WERE EXERCISABLE AT:
       December 31, 1994.............. 32,000     $1.25 - $6.25
       December 31, 1993.............. 29,000     $1.25 - $6.25
       December 31, 1992.............. 39,334     $1.25 - $6.25

      At December 31, 1994, options to purchase 1,523,384 shares were available for future grant under the plan. Options to purchase 20,000 shares were exercised at $1.25 per share during the year ended December 31, 1993.

(B)   SHARE PURCHASE WARRANTS

      At December 31, 1994, 1,307,044 share purchase warrants were outstanding, which are exercisable through June 30, 2001, at $25.00 for 2.822 shares of common stock. Such warrants are exercisable for a maximum of 3,688,478 shares of common stock.
      At the end of 1994, the Company purchased 384,741 warrants at a cost of approximately $126,000.

NOTE 15. INCOME TAXES

     The Company adopted SFAS No. 109 as of January 1, 1992. The cumulative effect of this change in accounting for income taxes is a benefit of $1,199,000, which is reported separately in the consolidated statement of operations for the year ended December
31, 1992.
     The provision for income tax expense (benefit) for the years ended December 31, 1994, 1993 and 1992 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 15. INCOME TAXES (CONTINUED)

                            1994        1993        1992
                            ------------------------------
                                (DOLLARS IN THOUSANDS)
    CURRENT:
      U.S. Federal..........$1,114      $  999      $1,112
      State and Local.......   119         603         620
                             -----       -----       -----
                             1,233       1,602       1,732
                             -----       -----       -----
    DEFERRED:
      U.S. Federal..........  (795)      1,029         879
      State and Local.......   (42)       (203)       (121)
                             -----       -----       -----
                              (837)        826         758
                             -----       -----       -----
      Income tax expense....$  396      $2,428      $2,490
                             =====       =====       =====

      The Federal statutory rate of 34% in 1994, 1993 and 1992 is reconciled to the Company's effective income tax rate as follows:

                             1994        1993        1992
                            ------------------------------
                                (DOLLARS IN THOUSANDS)

      Tax computed
       at the statutory
       rate.................$1,574      $2,668      $1,914
      Dividends received
       deduction and tax
       exempt interest......  (292)       (226)       (348)
      Special life insurance
       statutory deductions.  (716)       (245)        315
      State income taxes, net
       of Federal effect....    29         192         455
      Tax loss carryforwards
       recognized for
       financial reporting
       purposes.............(1,256)       (901)        -
      Expenses not taxed....   -           538         278
      Valuation allowance... 1,279         -           -
      Other, net............  (222)        402        (124)
                             -----       -----       -----
      Income tax expense....$  396      $2,428      $2,490
                             =====       =====       =====

      The tax benefit for the year ended December 31, 1994 allocated to stockholders' equity for unrealized losses on investment securities was $1,191,000.
      Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 1994 and 1993 relate to the following:


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 15.  INCOME TAXES (CONTINUED)

                                           DECEMBER 31,
                                        1994         1993
                                    ----------------------
                                    (DOLLARS IN THOUSANDS)

      DEFERRED TAX ASSETS:
       Loss carryforwards...........$  9,923     $ 12,750
       Other investments............     306        1,097
       Unrealized losses on
        investment securities.......   3,450           85
       Deferred insurance policy
        acquisition costs...........     800          635
       Future insurance policy
        benefits....................   1,174        1,264
       Other........................   3,211        2,191
                                     -------      -------

           Total gross deferred
            tax assets..............  18,864       18,022
           Less valuation
            allowance............... (16,143)     (15,394)
                                     -------      -------

           Net deferred tax assets..   2,721        2,628
                                     -------      -------

      DEFERRED TAX LIABILITIES:
       Other investments............     759          743
       Unrealized gains on
        investment securities.......      -           370
       Deferred insurance policy
        acquisition costs...........   3,435        4,653
       Future insurance policy
        benefits....................   1,093        1,302
       Other........................     929          957
                                     -------      -------

           Total gross deferred
            tax liabilities.........   6,216        8,025
                                     -------      -------
           Net deferred tax
            liability...............$ (3,495)    $ (5,397)
                                     =======      =======

      The $749,000 increase in the valuation allowance for the year ended December 31, 1994 is primarily attributable to net changes in loss carryforwards and unrealized losses on investment securities.
      In 1988, the Company adopted SFAS No. 96 retroactive to
January 1, 1987. Accordingly, tax benefits of net operating loss carryforwards that existed as of the date of the quasi-reorganization were recognized in 1988 and 1987 as a reduction of income tax expense. In September 1989, the Securities and Exchange
Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 86


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 15. INCOME TAXES  (CONTINUED)

in which the SEC stated that registrants may no longer treat the tax benefits of such net operating loss carryforwards as
prescribed by SFAS No. 96. Under SAB No. 86, which was adopted prospectively in 1989, registrants are required to record a charge in lieu of Federal income taxes in the consolidated statement of operations with a corresponding credit to paid-in capital. For the years ended December 31, 1994, 1993 and 1992, the Company recorded
$363,000, $65,000 and $(163,000), respectively, in accordance with
SAB No. 86. There is no impact on consolidated stockholders'
equity related to the adoption of SAB No. 86.
      At December 31, 1994, IHC had net operating loss
carryforwards of approximately $19,600,000 on a tax return basis.
In addition, a subsidiary of IHC had available, on a separate return basis, acquired net operating loss carryforwards of
approximately $8,400,000 on a tax return basis.
      The future utilization of these net operating losses will
result in subsequent tax benefits of $7,684,000 that would be reported in the consolidated statement of operations and tax benefits of $1,836,000 that would be reported as additional paid-
in capital. The net operating losses with their expiration dates are as follows:
                                   CONSOLIDATED    SEPARATE
                                      RETURN        RETURN
      EXPIRATION DATE               (DOLLARS IN THOUSANDS)
      ---------------              ------------    --------

      1995..........................$ 5,400         $ 2,400
      1996..........................   -                700
      1997..........................   -              1,000
      1998..........................   -              2,500
      1999..........................   -              1,800
      2003..........................  1,100            -
      2005.......................... 12,800            -
      2008..........................    300            -

      The utilization of acquired net operating loss carryforwards is limited in any one year to the lesser of (i) IHC's consolidated taxable income or (ii) the subsidiary's taxable income computed on a separate return basis.
      The Company files a consolidated Federal income tax return on a June 30 fiscal year. On July 1, 1993, the Insurance Group became included in the Company's consolidated Federal income tax return. For all prior tax periods, the Insurance Group has filed separate Federal income tax returns, except for the period from July 1, 1989 through March 22, 1991 when Standard Life and its subsidiaries were included in the Company's consolidated Federal income tax return as the result of an election made by the Company.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 15. INCOME TAXES  (CONTINUED)

      Under provisions of the Life Insurance Company Tax Act of
1959, certain special deductions were allowed life insurance companies for Federal income tax purposes and were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account will result in the Company incurring an additional tax. The
Company has provided through its income tax provision on operations a tax expense of $1,122,000 in 1992 and prior years for this additional tax related to the policyholders' surplus account. A deferred tax liability of approximately $936,000 related to the $2,753,000 remaining balance of the policyholders' surplus account has not been recognized. This liability will be recognized when the Company expects that a transaction will occur which will give rise to a tax on the remaining balance of the policyholders' surplus account.
      Net cash (refunds) payments for income taxes were approximately $(200,000), $2,508,000, and $1,321,000 in 1994,
1993 and 1992, respectively.

NOTE 16.  COMMITMENTS AND CONCENTRATION OF CREDIT RISK

      Certain subsidiaries of IHC are obligated under non-cancelable lease agreements for office space and manufacturing facilities. Total rental expense for the years 1994, 1993 and 1992 for operating leases was approximately $835,000, $761,000 and $992,000 respectively.
      The approximate minimum annual rental expense for operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 1994 are as follows:


                          DOLLARS IN THOUSANDS
                          --------------------
                        1995..............$  694
                        1996..............   677
                        1997..............   679
                        1998..............   646
                        1999..............   533
                        Thereafter........ 1,095
                                           -----
                          Total           $4,324
                                           =====

      A certain subsidiary of IHC makes contributions to multi-employer pension plans. Obligations to such plans are not significant to operations. Total pension expense amounted to $69,000, $62,000 and $49,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The Company does not provide any other post-retirement benefits to its employees.


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
NOTE 16.  COMMITMENTS AND CONCENTRATION OF CREDIT RISK
          (CONTINUED)

      At December 31, 1994, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of investable assets, except for investments in obligations of the U.S. Government and its agencies.
      A subsidiary of IHC is committed to invest up to $544,000 in partnership investments.

NOTE 17.  REINSURANCE

      Standard Life and Madison Life reinsure portions of certain risks that they underwrite in order to limit the assumption of disproportionate risks. Standard Life and Madison Life retain varying amounts of individual life or group life insurance up to a maximum on any one life of $210,000 and $25,000, respectively.
Amounts not retained are ceded to other companies on an automatic or facultative basis. Standard Life and Madison Life are contingently liable with respect to reinsurance in the unlikely event the assuming reinsurers are unable to meet their obligations. In addition, Standard Life and Madison Life participate in various coinsurance treaties. Due to the actuarial probability of the risks assumed, the net risks assumed by Standard Life and Madison Life through the above-mentioned reinsurance are not considered material contingent liabilities.
      The effect of reinsurance on benefits to policyholders, premiums, and life insurance in-force is as follows:

                                             DECEMBER 31,
                                         1994          1993
                                       -----------------------
                                        (DOLLARS IN THOUSANDS)
      Benefits to policyholders before
       reinsurance recoveries.........$ 85,005        $ 67,391
      Reinsurance recoveries..........  49,974          31,369
                                       -------         -------
      Benefits to policyholders, net..$ 35,031        $ 36,022
                                       =======         =======

                                    CEDED     ASSUMED
                          GROSS    TO OTHER  FROM OTHER    NET     ASSUMED
                         AMOUNT   COMPANIES  COMPANIES    AMOUNT    TO NET
                         -------------------------------------------------
                                     (DOLLARS IN THOUSANDS)

PREMIUMS EARNED

DECEMBER 31, 1994:
  Life.................$ 13,768    $  5,620   $  3,270    $ 11,418  28.6%
  Health............... 103,008      66,207      2,404      39,205   6.1%
                        -------     -------    -------     -------
                        116,776      71,827      5,674      50,623  11.2%
                        =======     =======    =======     =======


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 17.  REINSURANCE (CONTINUED)

                                    CEDED     ASSUMED
                          GROSS    TO OTHER  FROM OTHER    NET     ASSUMED
                         AMOUNT   COMPANIES  COMPANIES    AMOUNT    TO NET
                         -------------------------------------------------
                                     (DOLLARS IN THOUSANDS)

DECEMBER 31, 1993:
  Life.................  11,425       3,923      4,965      12,467  39.8%
  Health...............  88,875      55,865      2,061      35,071   5.9%
                        -------     -------    -------     -------
                        100,300      59,788      7,026      47,538  14.8%
                        =======     =======    =======     =======

DECEMBER 31, 1992:
  Life.................  10,199       4,242      7,443      13,400  55.5%
  Health...............  75,264      45,041      4,019      34,242  11.7%
                        -------     -------    -------     -------
                       $ 85,463    $ 49,283   $ 11,462    $ 47,642  24.1%
                        =======     =======    =======     =======

LIFE INSURANCE IN-FORCE

  DECEMBER 31, 1994..$4,818,244  $2,875,688  $ 634,601  $2,577,157  24.6%

  DECEMBER 31, 1993..$2,580,425  $1,488,214  $ 726,233  $1,818,444  39.9%

  DECEMBER 31, 1992..$1,949,407  $1,240,998  $ 821,457  $1,529,866  53.7%

NOTE 18.  SEGMENT REPORTING

      IHC's continuing operations consist of two operating segments: the Insurance Group and the Manufacturing Group. The
Insurance Group consists of IHC's three insurance subsidiaries, Madison Life, Standard Life and First Standard. The
Manufacturing Group consists of the Company's sign manufacturing subsidiary, Zimmerman.
      Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate.
Identifiable assets by segment are those assets that are utilized in each segment. Corporate assets are composed principally of cash equivalents, resale agreements, marketable securities, the Company's remaining real estate operations and certain other investments.

                                1994          1993          1992
                             -----------------------------------
                                     (DOLLARS IN THOUSANDS)
REVENUES:
 Insurance..................$ 59,776      $ 64,241      $ 65,536
 Manufacturing..............  36,415        33,001        23,941
 Corporate..................   2,199         1,531         1,881
                             -------       -------       -------
                            $ 98,390      $ 98,773      $ 91,358
                             =======       =======       =======


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 18.  SEGMENT REPORTING (CONTINUED)

                                1994          1993          1992
                             -----------------------------------
                                     (DOLLARS IN THOUSANDS)

OPERATING INCOME FROM
 CONTINUING OPERATIONS:
  Insurance.................$  4,536      $  8,772      $  8,065
  Manufacturing.............   2,958         2,215           147
  Corporate.................   2,200         1,531         1,380
  Less:
   General corporate
    expenses................   4,094         4,579         3,923
   Corporate interest
    expense.................     969            92            40
                             -------       -------       -------
                            $  4,631      $  7,847      $  5,629
                             =======       =======       =======

IDENTIFIABLE ASSETS AT YEAR-END:
 Insurance..................$245,289      $257,245      $216,615
 Manufacturing..............  22,286        16,547        13,476
 Corporate..................  36,114        35,262        43,075
                             -------       -------       -------
                            $303,689      $309,054      $273,166
                             =======       =======       =======

NOTE 19.  DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES

     Dividends from Madison Life are subject to the prior notification of the Commissioner of Insurance of the State of Wisconsin ("Commissioner") if such dividend distribution exceeds
115% of the distribution for the corresponding period of the previous year. In addition, if such dividends, together with the fair value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year or 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Commissioner within 30 days of its receipt of notice thereof. No dividends were paid by Madison Life in 1993 or 1994.The payment of dividends by Standard
Life to its parent, Madison Life, requires prior approval of the New York Superintendent of Insurance and is limited by net income and capital and surplus. Standard Life received approval for, and declared and paid, a $2.5 million dividend in 1993 to Madison
Life. First Standard may pay dividends to its parent, a subsidiary of Standard Life, without the prior approval of the Delaware Insurance Commissioner in an amount, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months does not exceed the greater of (i) 10% of surplus as regards policyholders as of


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 19.  DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES
          (CONTINUED)

the preceding December 31 and (ii) net income, not including realized capital gains, for the twelve month period ending the 31st day of December next preceding. First Standard declared and paid a dividend of $350,000 in 1994 to Standard Life.
     Combined net income of the Insurance Group, as determined in accordance with statutory accounting practices, was approximately
$7,452,000, $3,347,000, and $5,802,000 for 1994, 1993 and 1992,
respectively. Statutory capital and surplus for the Insurance
Group was approximately $43,327,000 and $40,468,000 at December
31, 1994 and 1993, respectively. Stockholder's equity of the Insurance Group was approximately $34,471,000 and $43,006,000 as of December 31, 1994 and 1993, respectively.

NOTE 20.  QUARTERLY DATA (UNAUDITED)

     In the fourth quarter of 1993, the Company elected to adopt
SFAS No. 115 [see Note 1(F)] by reporting the cumulative effect of the change in accounting methods at December 31, 1993.
     The quarterly results of operations for the years ended
December 31, 1994 and 1993 are summarized below:

                                FIRST       SECOND     THIRD       FOURTH
                               QUARTER     QUARTER    QUARTER     QUARTER
                              --------------------------------------------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1994
----
 Total revenues...............$ 26,810    $ 24,999   $ 23,521    $ 23,060
                               =======     =======    =======     =======

 Net income...................$  1,772    $  1,207   $    548    $    708
                               =======     =======    =======     =======

Per Common Share
----------------
 Net income...................$    .11    $    .08   $    .04    $    .05
                               =======     =======    =======     =======

1993
----
 Total revenues...............$ 23,450    $ 26,203   $ 24,901    $ 24,219
                               =======     =======    =======     =======

 Income before
  cumulative effect of
  accounting change...........$  1,143    $  1,592   $  1,068    $  1,616
 Cumulative effect of
  accounting change...........    -           -          -           (340)
                               -------     -------    -------     -------

 Net income...................$  1,143    $  1,592   $  1,068    $  1,276
                               =======     =======    =======     =======


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 20.  QUARTERLY DATA (UNAUDITED) (CONTINUED)

                               FIRST       SECOND     THIRD       FOURTH
                               QUARTER     QUARTER    QUARTER     QUARTER
                              ---------------------------------------------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Per Common Share
----------------
 Income before
  cumulative effect of
  accounting change...........$    .07    $    .10   $    .07    $    .10
 Cumulative effect of
  accounting change...........    -           -          -           (.02)
                               -------     -------    -------     -------
 Net income ..................$    .07    $    .10   $    .07    $    .08
                               =======     =======    =======     =======





                                                                 SCHEDULE I

           INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
     SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES
                          DECEMBER 31, 1994

    COLUMN A                 COLUMN B        COLUMN C          COLUMN D
------------------          ----------      ----------     -----------------
                                                            AMOUNT AT WHICH
                                                             SHOWN IN THE
TYPE OF INVESTMENT             COST          VALUE (1)     BALANCE SHEET (2)
------------------          ----------      ----------     -----------------


FIXED INCOME SECURITIES:
 BONDS:
  United States Government
   and authorities..........$101,543,000    $ 96,972,000    $ 96,972,000
  States, municipalities
   and political sub-
   divisions................   2,422,000       2,284,000       2,284,000
  Public utilities..........  19,881,000      17,207,000      17,207,000
  All other corporate
   securities...............  11,362,000      10,272,000      10,272,000
  Redeemable preferred
   stock....................   3,347,000       3,082,000       3,082,000
                             -----------     -----------     -----------
   TOTAL FIXED
    INCOME SECURITIES.......$138,555,000    $129,817,000    $129,817,000
                             ===========     ===========     ===========

EQUITY SECURITIES:
 COMMON STOCKS:
  Public utilities..........$ 16,482,000    $ 16,621,000    $ 16,621,000
  Industrial, miscellaneous
    and other...............   4,342,000       3,990,000       3,990,000
 NON-REDEEMABLE PREFERRED
  STOCK.....................   2,241,000       1,915,000       1,915,000
 OPTIONS....................   1,551,000         645,000         645,000
                             -----------     -----------     -----------
   TOTAL EQUITY SECURITIES..$ 24,616,000    $ 23,171,000    $ 23,171,000
                             ===========     ===========     ===========

FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED:
  EQUITY SECURITIES
  COMMON STOCKS:
   Public utilities.........$(15,479,000)   $(15,623,000)   $(15,623,000)
   Industrial, miscellaneous
     and other..............  (1,395,000)     (1,442,000)     (1,442,000)
  OPTIONS...................    (597,000)       (460,000)       (460,000)
                             -----------     -----------     -----------
    TOTAL FINANCIAL
     INSTRUMENTS SOLD, BUT
     NOT YET PURCHASED......$(17,471,000)   $(17,525,000)   $(17,525,000)
                             ===========     ===========     ===========

                                                            (CONTINUED)


                                                     SCHEDULE I
                                                    (CONTINUED)


Securities purchased under
 agreements to resell.......  18,660,000        -             18,660,000
Partnership interests.......   6,076,000        -              6,076,000
Mortgage loans..............     641,000        -                641,000
Policy loans................   4,454,000        -              4,454,000
Real estate.................     971,000        -                971,000
Short-term investments (3)..     708,000        -                708,000
                             -----------                     -----------
   TOTAL INVESTMENTS........$177,210,000        -           $166,973,000
                             ===========                     ===========


NOTES:
------

(1) Reflects market value of fixed income securities and equity securities at the balance sheet date.

(2) The total amounts of fixed income securities, equity securities and short-term investments shown in Column D differs from the total amounts shown in Column B as a result of accrual of discount or amortization of premium on fixed income securities and unrealized gains (losses) on equity and fixed income securities.

(3) Short-term investments consist of U. S. Treasury Bills with maturities of 91 days to 1 year.


                                                               SCHEDULE III

                 INDEPENDENCE HOLDING COMPANY
                       BALANCE SHEETS
                      (PARENT COMPANY)
                                                         DECEMBER 31,
                                                      1994          1993
                                                   ----------    ----------

ASSETS:
 Cash and cash equivalents......................$    646,000  $    559,000
 Investments in consolidated subsidiaries.......  68,124,000    76,465,000
 Amounts due from consolidated subsidiaries.....   3,018,000       986,000
 Notes receivable...............................      27,000        40,000
 Other assets...................................      58,000        62,000
                                                 -----------   -----------
      TOTAL ASSETS..............................$ 71,873,000  $ 78,112,000
                                                 ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and other liabilities........$  4,084,000  $  3,200,000
  Amounts due to consolidated subsidiaries......  11,784,000    12,545,000
  Dividends payable.............................     311,000       316,000
                                                 -----------   -----------
     TOTAL LIABILITIES..........................  16,179,000    16,061,000
                                                 -----------   -----------

STOCKHOLDERS' EQUITY:
 Common stock, par value $1 per share (50,000,000
  shares authorized; 15,528,730 and 15,820,517
  shares issued and outstanding, respectively,
  net of 4,377,900 shares in treasury)..........  15,529,000    15,821,000
 Paid-in capital................................  69,800,000    70,154,000
 Unrealized (losses) gains on investments, net
  of deferred (tax benefits) taxes of ($906,000)
  and $285,000, respectively....................  (9,168,000)      467,000
 Accumulated deficit............................ (20,467,000)  (24,391,000)
                                                 -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY.................  55,694,000    62,051,000
                                                 -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$ 71,873,000  $ 78,112,000
                                                 ===========   ===========


The financial information of Independence Holding Company (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


                                                               SCHEDULE III
                                                               (CONTINUED)

                     INDEPENDENCE HOLDING COMPANY
                       STATEMENTS OF OPERATIONS
                           (PARENT COMPANY)

                                    YEAR ENDED DECEMBER 31,
                             1994            1993            1992
                        --------------------------------------------

REVENUES:
 Net investment loss....$  (130,000)    $  (487,000)    $  (566,000)
 Other income...........    573,000         470,000         385,000
                         ----------      ----------      ----------
                            443,000         (17,000)       (181,000)
                         ----------      ----------      ----------

EXPENSES:
 General and adminis-
  trative expenses......  3,201,000       3,907,000       3,621,000
 Interest expense.......     -               -              157,000
                         ----------      ----------      ----------
                          3,201,000       3,907,000       3,778,000
                         ----------      ----------      ----------

Loss before income tax
 expense................ (2,758,000)     (3,924,000)     (3,959,000)
Income tax benefit (1).. (2,211,000)     (1,404,000)       (179,000)
                         ----------      ----------      ----------
Loss before equity in net
 income of subsidiaries.   (547,000)     (2,520,000)     (3,780,000)
Equity in undistributed
 net income of
 subsidiaries...........  4,782,000       7,939,000       6,919,000
Cumulative effect of
 accounting changes.....     -             (340,000)      1,199,000
                         ----------      ----------      ----------
Net income..............$ 4,235,000     $ 5,079,000     $ 4,338,000
                         ==========      ==========      ==========

The financial information of Independence Holding Company (Parent
Company) should be read in conjunction with the Consolidated
Financial Statements and Notes thereto.

NOTE:

(1) Includes a charge (benefit) in lieu of Federal income taxes of $363,000 in 1994, $65,000 in 1993, and $(163,000) in 1992
      with a corresponding credit (charge) to paid-in capital.




                                                              SCHEDULE III
                                                               (CONTINUED)
                  INDEPENDENCE HOLDING COMPANY
                    STATEMENTS OF CASH FLOWS
                       (PARENT COMPANY)
                                               YEAR ENDED DECEMBER 31,
                                          1994           1993          1992
                                   ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................$ 4,235,000    $ 5,079,000   $ 4,338,000
  Adjustments to reconcile net income
   to net cash used by operating
   activities:
   Equity in net income of
    subsidiaries................... (4,782,000)    (7,939,000)   (6,919,000)
   Cumulative effect of change in
    accounting principle...........      -            340,000    (1,199,000)
   Income tax benefit credited
    (charged) to paid-in capital...    363,000         65,000      (163,000)
   Realized losses on sales of
    investment securities..........    198,000        557,000       626,000
   Change in other assets and
    liabilities.................... (2,957,000)    (1,574,000)      602,000
                                    ----------     ----------    ----------
      Net cash used by operating
       activities.................. (2,943,000)    (3,472,000)   (2,715,000)
                                    ----------     ----------    ----------

CASH FLOWS FROM INVESTING SECURITIES:
 Decrease in investment in and
  advances to consolidated
  subsidiaries.....................  4,355,000      6,982,000     1,599,000
 Dividends received from consolidated
  subsidiaries.....................     -              -          2,300,000
 Sales of equity securities........     -              -          2,615,000
                                    ----------     ----------    ----------
 Net cash provided by investing
  activities.......................  4,355,000      6,982,000     6,514,000
                                    ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock..........     -              25,000        -
 Repurchase of common stock
  and warrants..................... (1,009,000)    (3,359,000)   (4,066,000)
 Dividends paid....................   (316,000)      (321,000)     (353,000)
                                    ----------     ----------    ----------
   Net cash used by financing
    activities..................... (1,325,000)    (3,655,000)   (4,419,000)
                                    ----------     ----------    ----------

 Increase (Decrease) in cash and
  cash equivalents.................     87,000       (145,000)     (620,000)
 Cash and cash equivalents,
  beginning of year................    559,000        704,000     1,324,000
                                    ----------     ----------    ----------
Cash and cash equivalents, end of
  year.............................$   646,000    $   559,000   $   704,000
                                    ==========     ==========    ==========

The financial information of Independence Holding Company (Parent
Company) should be read in conjunction with the Consolidated
Financial Statements and Notes thereto.






                                                                               SCHEDULE V

                                          INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
                                               SUPPLEMENTARY INSURANCE INFORMATION
                                                      (DOLLARS IN THOUSANDS)

                                   FUTURE                                        AMORTIZATION
                      DEFERRED     POLICY BENEFITS,             NET              OF DEFERRED
                      INSURANCE    CLAIMS & OTHER           INVESTMENT BENEFITS  INSURANCE    OTHER
                      ACQUISITION  POLICYHOLDERS'  PREMIUM  AND OTHER    AND     ACQUISITION  OPERATING    PREMIUMS
                      COSTS        FUNDS           REVENUE  INCOME (1) CLAIMS    COSTS        EXPENSES (2) WRITTEN
                      -----------  --------------  -------  ---------- --------  -----------  ------------ --------

DECEMBER 31, 1994:
 Life and annuity.....$ 6,219      $ 94,401        $11,418  $ 4,369    $ 8,842   $ 3,097      $ 3,618      $10,828
 Health...............  4,760        56,587         39,205    4,784     23,975     2,476       13,232       37,481
                       ------       -------         ------   ------     ------    ------       ------       ------
                      $10,979      $150,988        $50,623  $ 9,153    $32,817   $ 5,573      $16,850      $48,309
                       ======       =======         ======   ======     ======    ======       ======       ======

DECEMBER 31, 1993:
 Life and annuity.....$ 7,993      $ 98,052        $12,467  $ 9,688    $12,071   $ 3,604      $ 3,280      $14,505
 Health...............  5,941        61,038         35,071    7,016     21,929     2,840       11,746       36,300
                       ------       -------         ------   ------     ------    ------       ------       ------
                      $13,934      $159,090        $47,538  $16,704    $34,000   $ 6,444      $15,026      $50,805
                       ======       =======         ======   ======     ======    ======       ======       ======

DECEMBER 31, 1992:
 Life and annuity.....$ 9,093      $ 94,760        $13,401  $12,792    $12,642   $ 4,912      $ 2,365      $14,132
 Health...............  4,884        54,323         34,241    5,102     22,486     4,304       10,762       33,710
                       ------       -------         ------   ------     ------    ------       ------       ------
                      $13,977      $149,083        $47,642  $17,894    $35,128   $ 9,216      $13,127      $47,842
                       ======       =======         ======   ======     ======    ======       ======       ======

(1) Net  investment income is  allocated between  product lines based on the mean reserve method.
(2) Direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies, however, other acceptable methods of allocation might produce different results.


                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number
--------
3 (i)(1) Restated Certificate of Incorporation of
         Independence Holding Company.*

3 (i)(2) Certificate of Amendment of Restated Certificate of Incorporation of Independence Holding Company.**

3 (ii)   By-laws of Independence Holding Company.*

4 (i) Form of Warrant Certificate to purchase shares of Common Stock of Independence Holding Company, expiring June 30, 2001.*

10(iii)(A) Executive Compensation Plans and Agreements
             (1) Independence Holding Company 1988 Stock
                 Incentive Plan***
             (2) Form of Independence Holding Company
                 Stock Option Agreement****
             (3) Deferred Compensation Agreement*****
             (4) Retirement Benefit Agreements*****

11 Statement re: computation of per share earnings for the years ended December 31, 1994, 1993 and 1992.

21 Principal subsidiaries of Independence Holding Company, as of March 24, 1995.

23 Consent of KPMG Peat Marwick LLP.

*Such exhibits are incorporated by reference to the Report on Form 10-K for the fiscal year ended December 31, 1987, as amended, of Independence Holding Company.

**Such exhibit is incorporated by reference to the Report on Form
10-K for the fiscal year ended December 31, 1990, as amended, of Independence Holding Company.

***Such exhibit is incorporated by reference to the Proxy
Statement for the Annual Meeting of Stockholders held on May 25,
1988 of Independence Holding Company.

**** Such exhibit is incorporated by reference to the Report on Form 10-K for the fiscal year ended December 31, 1988 of Independence Holding Company.

***** Such exhibit is incorporated by reference to the Report on Form 10-K for the fiscal year ended December 31, 1993 of Independence Holding Company.

Exhibits will be furnished upon request for a reasonable fee.