Form 10-Q
period 1995-03-31
INDEPENDENCE HOLDING CO
filed 1995-05-12
CIK 701869

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarter Period Ended:  MARCH 31, 1995
                                             --------------
                     Commission File Number: 0-10306
                                             -------

                    INDEPENDENCE HOLDING COMPANY
      ------------------------------------------------------
      (Exact name of Registrant as specified in its charter)



        DELAWARE                       58-1407235
- ------------------------    ------------------------------------
(State of Incorporation)    (I.R.S. Employer Identification No.)


96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT            06902
- ----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code: (203) 358-8000


                          NOT APPLICABLE
- ------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days Yes  x . No    .
                         ---     ---

       15,331,730 SHARES OF COMMON STOCK, $1.00 PAR VALUE*
- -------------------------------------------------------------------
   Common Stock outstanding as of May 10, 1995

* Does not include 4,377,900 shares held by wholly owned subsidiaries of the Registrant.

                 INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                                     INDEX




PART 1 - FINANCIAL INFORMATION                         PAGE NO.
- ------------------------------                         --------

  Consolidated Balance Sheets -
   March 31, 1995 and December 31, 1994.............          2

  Consolidated Statements of Operations -
   Three Months Ended March 31, 1995 and 1994.......          3

  Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1995 and 1994.......          4

  Notes to Consolidated Financial Statements........      5 - 9

  Management's Discussion and Analysis of Results of
   Operations and Financial Condition...............    10 - 14


PART II - OTHER INFORMATION
- ---------------------------

  Item 6 - Exhibits and Reports on Form 8-K.........         15

  Signatures........................................         16

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                         MARCH 31,   DECEMBER 31,
                                                      1995          1994
- ----------------------------------------------------------------------------
                                                  (UNAUDITED)
ASSETS:
 Cash and cash equivalents........................$ 10,172,000  $ 21,271,000
 Short-term investments...........................     708,000       708,000
 Securities purchased under agreements to resell..  31,077,000    18,660,000
 Fixed maturities (Note 2)........................ 131,349,000   129,817,000
 Equity securities (Note 2).......................  10,171,000     6,383,000
 Other investments................................  26,178,000    24,288,000
 Trade accounts, notes and other receivables......  11,000,000    10,590,000
 Inventories (Note 3).............................  10,837,000    10,497,000
 Deferred insurance acquisition costs.............  10,286,000    10,979,000
 Property, plant and equipment, net...............   4,769,000     4,447,000
 Due from reinsurers..............................  39,988,000    39,336,000
 Due from brokers.................................  17,354,000       596,000
 Other assets.....................................   4,801,000     4,786,000
                                                   -----------   -----------
      TOTAL ASSETS................................$308,690,000  $282,358,000
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future insurance policy benefits.................$ 95,546,000  $ 95,277,000
 Unearned premiums................................  15,486,000    14,680,000
 Future annuity policy benefits...................  34,734,000    34,436,000
 Insurance policy claims..........................   5,052,000     4,434,000
 Other policyholders' funds.......................   2,102,000     2,161,000
 Financial instruments sold, but not yet
  purchased (Note 2)..............................   1,390,000     1,571,000
 Due to brokers...................................  43,418,000    22,006,000
 Due to reinsurers................................   3,703,000     4,225,000
 Accounts payable, accruals and other liabilities.  19,484,000    20,836,000
 Income taxes, principally deferred (Note 5)......   4,656,000     5,780,000
 Long-term debt...................................  22,471,000    21,258,000
                                                   -----------   -----------
     TOTAL LIABILITIES............................ 248,042,000   226,664,000
                                                   -----------   -----------
STOCKHOLDERS' EQUITY:
 Common stock, par value $1 per share (50,000,000
  shares authorized; 15,421,730 and 15,528,730
  shares issued and outstanding, respectively,
  net of 4,377,900 shares in treasury)............  15,422,000    15,529,000
 Paid-in capital..................................  69,824,000    69,800,000
 Unrealized losses on investments, net
  of deferred tax benefits of ($796,000)
  and ($906,000), respectively....................  (4,868,000)   (9,168,000)
 Accumulated deficit.............................. (19,730,000)  (20,467,000)
                                                   -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY...................  60,648,000    55,694,000
                                                   -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...$308,690,000  $282,358,000
                                                   ===========   ===========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31,                           1995          1994
- -----------------------------------------------------------------------------
REVENUES:
 Insurance premiums...............................$ 13,205,000   $ 12,571,000
 Net investment income............................   3,275,000      3,484,000
 Net realized and unrealized gains (losses).......    (768,000)       885,000
 Sales............................................  10,150,000      8,862,000
 Equity income (loss).............................    (233,000)       183,000
 Other income.....................................     740,000        643,000
                                                   -----------    -----------
                                                    26,369,000     26,628,000
                                                   -----------    -----------
EXPENSES:
 Insurance benefits, claims and reserves.......      9,512,000      9,322,000
 Amortization of deferred insurance acquisition
  costs...........................................   1,071,000      1,264,000
 Cost of sales....................................   7,789,000      6,968,000
 Interest expense.................................     442,000        278,000
 Selling, general and administrative expenses.....   6,992,000      6,274,000
                                                   -----------    -----------
                                                    25,806,000     24,106,000
                                                   -----------    -----------
Operating income before income taxes..............     563,000      2,522,000
Income tax expense (benefit)......................    (174,000)       750,000
                                                   -----------    -----------
Net income........................................$    737,000   $  1,772,000
                                                   ===========    ===========
INCOME PER COMMON SHARE:

Net income........................................$        .05   $        .11
                                                   ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING........  15,486,000     15,821,000
                                                   ===========    ===========




         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31,                          1995         1994
- ---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................$    737,000  $  1,772,000
 Adjustment to reconcile net income to net cash
  provided by operating activities:
 Amortization of deferred insurance acquisition
  costs..........................................   1,071,000     1,264,000
 Net realized gains on sales of investment
  securities.....................................     981,000      (885,000)
 Unrealized gains on trading securities..........    (213,000)        -
 Equity (income) loss............................     233,000      (183,000)
 Depreciation....................................     167,000       137,000
 Deferred taxes..................................    (835,000)      153,000
 Income taxes credited to paid-in capital........     263,000       360,000
 Other...........................................     218,000      (107,000)
Change in assets and liabilities:
 Net (purchases) sales of trading securities and
  securities held for sale.......................     541,000     2,543,000
 Change in future insurance policy benefits,
  claims and other policy liabilities............   6,734,000     3,893,000
 Additions to deferred insurance acquisition costs   (378,000)     (250,000)
 Change in income tax liability..................    (398,000)      161,000
 Change in net amounts due from and to reinsurers  (1,174,000)   (1,541,000)
 Change in trade accounts, notes and other
  receivables....................................    (424,000)   (1,415,000)
 Other...........................................  (1,532,000)     (780,000)
                                                  -----------   -----------
      Net cash provided by operating
       activities................................   5,991,000     5,122,000
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to brokers....   4,654,000    (8,748,000)
 Sales and maturities of short-term investments..      60,000     2,140,000
 Purchases of short-term investments.............     (60,000)       (5,000)
 Net sales (purchases) of resale and repurchase
  agreements..................................... (12,417,000)   14,439,000
 Sales of fixed maturities.......................  93,392,000    62,251,000
 Purchases of fixed maturities................... (91,009,000)  (84,856,000)
 Sales of equity securities......................  20,445,000    10,323,000
 Purchases of equity securities.................. (24,878,000)  (10,854,000)
 Distributions from other investments, net of
  additional investments.........................  (2,541,000)     (398,000)
 Sales (additions) to property, plant and
  equipment......................................    (489,000)      (99,000)
 Other...........................................       -           284,000
                                                  -----------   -----------
      Net cash used by investing
       activities................................ (12,843,000)  (15,523,000)
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock......................    (346,000)         -
 Payments of investment type insurance contracts.  (4,802,000)     (268,000)
 Increase in long-term debt......................   1,750,000       162,000
 Repayment of long-term debt.....................    (538,000)         -
 Dividends paid..................................    (311,000)     (316,000)
                                                  -----------   -----------
      Net cash used by financing activities......  (4,247,000)     (422,000)
                                                  -----------   -----------
Decrease in cash and cash equivalents............ (11,099,000)  (10,823,000)
Cash and cash equivalents, beginning of year.....  21,271,000    19,613,000
                                                  -----------   -----------
Cash and cash equivalents, end of period.........$ 10,172,000  $  8,790,000
                                                  ===========   ===========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995
(UNAUDITED)
- ------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

      (A)  BUSINESS AND ORGANIZATION

      Independence Holding Company and subsidiaries (the "Company" or "IHC") is a diversified financial company primarily engaged in insurance activities through Madison National Life Insurance Company, Inc. and its subsidiaries ("Madison Life"), and Standard Security Life Insurance Company of New York and its subsidiaries including First Standard Security Insurance Company ("Standard Life") (collectively, the "Insurance Group"), and in manufacturing commercial signs through Zimmerman Sign Company ("Zimmerman" or the "Manufacturing Group").
      Geneve Corporation, a diversified financial holding company, and its affiliated entities ("Geneve") hold approximately 53% of IHC's outstanding common stock.

      (B)  PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1994. Certain amounts in prior year's consolidated financial statements and notes thereto have been restated to conform to the 1995 presentation.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
NOTE 2. INVESTMENT SECURITIES

      The carrying value, cost (amortized cost with respect to certain fixed income securities) and market value of IHC's investment securities as of March 31, 1995 and December 31, 1994 are as follows:


                                              MARCH 31, 1995
                           --------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED     MARKET
                             COST          GAINS         (LOSSES)      VALUE
                           --------------------------------------------------
                                       (DOLLARS IN THOUSANDS)

AVAILABLE-FOR-SALE SECURITIES:
 FIXED MATURITIES
  Corporate securities.......$ 33,319      $   29       $(2,917)    $ 30,431
  U.S. Government and
   agencies obligations......  36,909         -          (1,365)      35,544
  Government National
   Mortgage Association......  64,842         -            (976)      63,866
  Obligations of states
   and political sub-
   divisions.................   1,622          15          (129)       1,508
                              -------       -----       -------      -------
                             $136,692      $   44      $ (5,387)    $131,349
                              =======       =====       =======      =======
EQUITY SECURITIES
 Common stock................$  6,649      $  250      $   (257)    $  6,642
 Preferred stock.............   2,449          10          (120)       2,339
 Options.....................     441          35          (164)         312
                              -------       -----       -------      -------
                             $  9,539      $  295      $   (541)    $  9,293
                              =======       =====       =======      =======
FINANCIAL INSTRUMENTS SOLD,
  BUT NOT YET PURCHASED
  Common stock...............$   (574)     $    4      $    (21)    $   (591)
  Options....................    (285)          9           (66)        (342)
                              -------       -----       -------      -------
                             $   (859)         13      $    (87)    $   (933)
                              =======       =====       =======      =======
TRADING SECURITIES:
EQUITY SECURITIES
 Common stock................$    757      $  147      $    (26)    $    878
                              =======       =====       =======      =======
FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
 Common stock................$   (399)     $  -        $    (42)    $   (441)
 Options.....................     (16)        -             -            (16)
                              -------       -----       -------      -------
                             $   (415)     $  -        $    (42)    $   (457)
                              =======       =====       =======      =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 2. INVESTMENT SECURITIES (CONTINUED)

      The average market value of trading options sold but not yet purchased was $38,000 for the period ended March 31, 1995.

                                            DECEMBER 31, 1994
                           --------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED     MARKET
                             COST          GAINS         (LOSSES)      VALUE
                           --------------------------------------------------
                                       (DOLLARS IN THOUSANDS)

AVAILABLE-FOR-SALE SECURITIES:
 FIXED MATURITIES
  Corporate securities.......$ 34,590      $  6        $ (4,035)    $ 30,561
  U.S. Government and
   agencies obligations......  46,885        -           (2,781)      44,104
  Government National
   Mortgage Association......  54,658        -           (1,790)      52,868
  Obligations of states
   and political sub-
   divisions.................   2,422        11            (149)       2,284
                              -------       ---         -------      -------
                             $138,555      $ 17        $ (8,755)    $129,817
                              =======       ===         =======      =======
EQUITY SECURITIES
 Common stock................$  2,711      $ 41        $   (309)    $  2,443
 Preferred stock.............   2,241        -             (327)       1,914
 Options.....................   1,471        -             (844)         627
                              -------       ---         -------      -------
                             $  6,423      $ 41        $ (1,480)    $  4,984
                              =======       ===         =======      =======
FINANCIAL INSTRUMENTS SOLD,
  BUT NOT YET PURCHASED
  Common stock...............$   (563)     $ -         $   (31)     $   (594)
  Options....................    (525)      134             -           (391)
                              -------       ---         ------       -------
                             $ (1,088)     $134        $   (31)     $   (985)
                              =======       ===         ======       =======
TRADING SECURITIES:
EQUITY SECURITIES
 Common stock................$  1,421      $ -         $  (40)      $  1,381
 Options.....................      80        -            (62)            18
                              -------       ---         -----        -------
                             $  1,501      $ -         $ (102)      $  1,399
                              =======       ===         =====        =======
FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
 Common stock................$   (481)       -         $  (36)      $   (517)
 Options.....................     (72)        3            -             (69)
                              -------       ---         -----        -------
                             $   (553)     $  3        $  (36)      $   (586)
                              =======       ===         =====        =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------
NOTE 2. INVESTMENT SECURITIES (CONTINUED)

      The average market value of trading long options was $36,000 and the average market value of trading options sold but not yet purchased was $26,000 for the year ended December 31, 1994.

      The amortized cost and market value of fixed maturities at March 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             MARCH 31, 1995
                                        ----------------------
                                        AMORTIZED       MARKET
                                          COST          VALUE
                                        ---------       ------
                                        (DOLLARS IN THOUSANDS)


Due in one year or less.................$  3,023      $  2,976
Due after one year through
 five years.............................  12,844        12,478
Due after five years through
 ten years..............................  32,036        29,982
Due after ten years.....................  23,947        22,047
                                         -------       -------
                                          71,850        67,483
Government National
 Mortgage Association...................  64,842        63,866
                                         -------       -------
Totals..................................$136,692      $131,349
                                         =======       =======

      Approximately $2,051,000 of gross gains and $2,969,000 of gross losses were realized on sales of available-for-sale securities for the three months ended March 31, 1995.
      Approximately $1,629,000 of losses were realized on sales of options held for sale, $74,000 of losses were realized on options held for trading and $426,000 of losses were realized on sales of future contracts held for sale for the period ended March 31, 1995.
      Approximately $2,655,000 of gross gains and $1,857,000 of gross losses were realized on sales of available-for-sale securities for the three months ended March 31, 1994.
      Approximately $1,576,000 of gains were realized on sales of options held for sale and $45,000 of gains were realized on options held for trading for the period ended March 31, 1994.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------
NOTE 3.  INVENTORIES

      Inventories at March 31, 1995 and December 31, 1994 are as
follows:
                                     MARCH 31,      DECEMBER 31,
                                        1995            1994
                                     ---------------------------
                                        (DOLLARS IN THOUSANDS)

      Raw materials..................$ 4,503          $ 4,558
      Work in progress...............  4,633            4,078
      Finished goods.................  1,701            1,861
                                      ------           ------
                                     $10,837          $10,497
                                      ======           ======
NOTE 4.  INCOME PER SHARE

      The computations of income per share were based upon the weighted average common shares outstanding of 15,485,543 and 15,820,517 for the three months ended March 31, 1995 and 1994, respectively. Common stock equivalents represented by warrants and stock options were not utilized in the calculations as the effect of their assumed exercise would have been anti-dilutive.

NOTE 5.  INCOME TAXES

      The Company adopted SFAS No. 109 "Accounting for Income
Taxes" in December 1992. Effective July 1, 1993, IHC and its subsidiaries including Standard Life, Madison Life and their respective subsidiaries became eligible to file a life/nonlife consolidated Federal income tax return. The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year including the expected tax impact of the life/nonlife consolidation.
      Federal income tax benefits amounting to $263,000 and $360,000 for the three months ended March 31, 1995 and 1994, respectively, resulting from the utilization of net operating loss carryforwards existing at December 31, 1980 (the date of quasi-reorganization of IHC), were credited to paid-in capital.

NOTE 6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                             MARCH 31,
                                      ----------------------
                                        1995           1994
                                      ----------------------
                                      (DOLLARS IN THOUSANDS)

      Cash payments for:
           Interest..................$  438         $  108
           Income taxes..............$  809         $   47

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               ------------------------------------------------

      Independence Holding Company and subsidiaries (the "Company" or "IHC") has two operating segments: the Insurance Group and the Manufacturing Group. The Insurance Group consists of the Company's wholly-owned insurance subsidiaries, Madison National Life Insurance Company, Inc. ("Madison Life") and its subsidiaries, and Standard Security Life Insurance Company of New York and its subsidiaries including First Standard Security Insurance Company ("Standard Life"). The Manufacturing Group consists of the Company's majority owned sign manufacturing subsidiary, Zimmerman Sign Company ("Zimmerman"). All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements and marketable securities) and expense items associated with parent company activities, long-term debt, the Company's remaining real estate operations and certain other investments of the Company are included in Corporate.


                     RESULTS OF OPERATIONS
                     ---------------------

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1994
- ----------------------------------------------------------------
      The Company's net income applicable to common shares was $.7 million or $.05 per share for the period ended March 31, 1995 as compared to $1.8 million or $.11 per share for the comparable period of 1994. Operating income decreased to $.6 million in the first quarter of 1995 from $2.5 million in the first quarter of 1994, primarily due to a reduction in net realized and unrealized gains of $1.7 million of the Insurance Group.

INSURANCE GROUP
- ---------------
      Standard Life underwrites specific and aggregate excess medical insurance coverage ("stop loss") sold to employers who self-fund their employees' health benefits, short-term statutory disability benefits law business ("DBL") and group life insurance. Standard Life also performs auditing and marketing services in connection with its stop loss business. Standard Life has existing business in-force in the following lines of business which are in runoff status: individual accident and health, individual life, single premium immediate annuities, and miscellaneous business. In addition, Standard Life actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life insurers, reinsurers and managed care companies.
      Madison Life markets group long-term and short-term disability and group life products as well as credit life and credit accident and health products. Its existing blocks of individual ordinary life, individual accident and health, and annual and single premium deferred annuity business are in runoff status. Madison Life historically has purchased, on an assumption reinsurance basis, blocks of group credit life and credit disability insurance and individual ordinary life insurance business to increase overall profitability.
      The Insurance Group had operating income of $.5 million for the three months ended March 31, 1995 versus operating income of $2.2 million for the three months ended March 31, 1994. Operating income includes net realized and unrealized losses of $.9 million for the quarter ended March 31, 1995 compared to $.8 million of gains for the comparable quarter of 1994. Operating income excluding net securities gains was $1.4 million in both first quarters of 1995 and 1994. Premium revenues increased $.6 million from the first quarter of 1994 to the first quarter of 1995.
Premium revenues at Madison Life increased $.4 million representing an increase in group term life and group long term disability as a result of additional written premiums. Standard Life had a $.2 million increase in premiums essentially resulting from an increase in stop loss premiums of $.2 million and a $.2 million increase in a group accident and health pool assumed, offset by a $.2 million decrease in DBL premiums due to lapses experienced. Total investment income remained constant in the two periods. Equity income decreased $.4 million due to lower returns on certain limited partnership interests. Other income increased $.1 million from 1994 to 1995 resulting from an increase in stop loss fees earned at Standard Life.
      Insurance benefits, claims and reserves increased $.2 million, split evenly between Standard Life and Madison Life. Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.1 million; Madison Life's expenses increased $.1 million and Standard Life's expenses remained constant.

MANUFACTURING GROUP
- -------------------
      The first quarter of 1995 continued to reflect excellent results at Zimmerman. Operating income increased to $1.0 million for the three months ended March 31, 1995 as compared to income of $.8 million for the comparable period of 1994. Sales increased $1.3 million to $10.2 million in the first quarter of 1995, while cost of sales increased $.8 million. This resulted in gross profit margins of 23.3% for the three months ended March 31, 1995 as compared to 21.4% for the comparable period of 1994. Interest expense increased $.1 million due to higher borrowing margins. Selling, general and administrative expenses increased $.2 million primarily related to the increase in sales.

CORPORATE
- ---------
      Operating losses for the three months ended March 31, 1995 amounted to $.9 million, compared to an operating loss of $.5 million for the same period of 1994. Investment income decreased $.2 million from 1994, primarily attributable to less profitable returns on certain hedged equity positions and a lower base of invested assets. Realized gains remained constant. Interest expense increased $.1 million due to higher interest rates on the debt of a corporate subsidiary. Selling, general and administrative expenses increased $.1 million.


                            LIQUIDITY
                            ---------

CASH FLOWS - GENERAL
- --------------------
      The net cash used of $11.1 million resulted from cash provided by operating activities amounting to $6.0 million, cash utilized by investing activities amounting to $12.8 million and cash utilized by financing activities of $4.3 million.

INSURANCE GROUP
- ---------------
      The Insurance Group normally provides cash flow from operations, from the receipt of scheduled principal payments on its portfolio of fixed income securities and from earnings on short-term investments. Such cash flow is used partially to finance liabilities for insurance policy benefits. These liabilities represent long-term obligations which are calculated using certain assumed interest rates. The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 80.7% was invested in investment grade fixed income securities, resale agreements and cash and cash equivalents at March 31, 1995. These investments carry less risk of default and therefore lower interest rates than other types of fixed maturity investments. At March 31, 1995, approximately 4.4% of the carrying value of investable assets was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company monitors its investment portfolio on a continuous basis and believes the liquidity of the Insurance Group will not be adversely affected by its current investments.

MANUFACTURING GROUP
- -------------------
      For the first three months of 1995, $1.3 million of cash was used by Zimmerman's operations reflecting an increase in receivables due to higher sales volume. This use of cash was financed by income generated in the first three months and a $1.2 million increase in its bank line of credit. Zimmerman has an $8.0 million bank line of credit as to which $7.5 million was outstanding at March 31, 1995. The Company believes that Zimmerman has sufficient funds to meet its obligations.


CORPORATE
- ---------
      Corporate derives its funds principally from (i) dividends and interest income from its Insurance Group and its Manufacturing Group, (ii) tax payments and management fees from its subsidiaries and (iii) investment income from Corporate liquidity.
      State insurance laws restrict the Insurance Group's ability to make dividend payments to the parent company. Regulatory constraints have historically not affected IHC's consolidated liquidity, although they have limited the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses, interest and dividend payments at Corporate.
      Through March 31, 1995, 3,703,251 shares of common stock have been repurchased at a cost of approximately $9.0 million under the Company's stock repurchase program initiated at the end of 1991.
The Company repurchased 107,000 shares at a cost of $.3 million during the first quarter of 1995.
      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $14.1 million at March 31, 1995. At the present time, the Company is not in need of any additional long-term financing.

                        CAPITAL RESOURCES
                        -----------------

      The Company continues to explore actively new opportunities which it perceives exist in the health, life, and property and casualty insurance and reinsurance businesses. With its already superior capital ratios, together with its broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities.
      At the same time, the Company recognizes that health care reform initiatives are continuing to be discussed at various levels of government. Depending upon the scope and timing of any such legislation that becomes law, the manner in which health insurance business is conducted in the future could be impacted. The Insurance Group continuously monitors these initiatives in an effort to best take advantage of a changing health care environment.

      In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. Primarily as a result of the decline in interest rates in the first quarter, the Company recorded an unrealized gain of $4.3 million net of deferred taxes of $.1 million in total stockholders' equity, reflecting a decrease in unrealized losses net of taxes from $9.2 million at December 31, 1994 to $4.9 million at March 31, 1995. The Company continues to employ investment strategies to mitigate interest rate and other market exposures.

PART II.  OTHER INFORMATION
- ---------------------------
Item 6.   Exhibits and Reports on Form 8-K

      a)    1)    Exhibit 11.  Statement re:  computation of per
                  share earnings.

            2)    Exhibit 27.  Financial Data Schedule.

      b)    No report on Form 8-K was filed during the quarter ended
            March 31, 1995.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDEPENDENCE HOLDING COMPANY
                                 ----------------------------
                                       (THE REGISTRANT)



Dated: May 11, 1995             By: /s/Roy T.K. Thung
                                   -------------------------
                                   Roy T. K. Thung
                                     Executive Vice President,
                                     Chief Financial Officer
                                     and Treasurer





Dated: May 11, 1995             By: /s/Teresa A. Herbert
                                   -------------------------
                                   Teresa A. Herbert
                                     Vice President and
                                     Controller