Form 10-Q
period 1995-09-30
INDEPENDENCE HOLDING CO
filed 1995-11-13
CIK 701869

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarter Period Ended: SEPTEMBER 30, 1995
                                             ------------------
                        Commission File Number: 0-10306
                                                -------

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
                         --      --

       14,864,549 SHARES OF COMMON STOCK, $1.00 PAR VALUE*
  ---------------------------------------------------------------
       Common Stock outstanding as of November 9, 1995

* Does not include 4,377,900 shares held by wholly owned subsidiaries of the Registrant.

                INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                                     INDEX




PART 1 - FINANCIAL INFORMATION                            PAGE NO.
------------------------------                            --------
  Consolidated Balance Sheets -
   September 30, 1995 (unaudited) and December 31, 1994..       2

  Consolidated Statements of Operations -
   Three Months and Nine Months Ended
   September 30, 1995 and 1994 (unaudited)...............       3

  Consolidated Statements of Cash Flows - Nine Months
   Ended September 30, 1995 and 1994 (unaudited).........       4

  Notes to Consolidated Financial Statements (unaudited).   5 - 9

  Management's Discussion and Analysis of Results of
   Operations and Financial Condition.................... 10 - 16


PART II - OTHER INFORMATION
---------------------------
  Item 6 - Exhibits and Reports on Form 8-K..............      17

  Signatures.............................................      18

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                       SEPTEMBER 30, DECEMBER 31,
                                                      1995          1994
----------------------------------------------------------------------------
                                                   (UNAUDITED)
ASSETS:
 Cash and cash equivalents........................$ 13,065,000  $ 21,271,000
 Short-term investments...........................   8,584,000       708,000
 Securities purchased under agreements to resell..  20,477,000    18,660,000
 Fixed maturities (Note 2)........................ 131,489,000   129,817,000
 Equity securities (Note 2).......................  17,805,000     6,383,000
 Other investments................................  25,242,000    24,288,000
 Trade accounts, notes and other receivables......  14,343,000    10,590,000
 Inventories (Note 3).............................  12,530,000    10,497,000
 Deferred insurance acquisition costs.............   9,292,000    10,979,000
 Property, plant and equipment, net...............   3,953,000     4,447,000
 Due from reinsurers..............................  46,582,000    39,336,000
 Due from brokers.................................      44,000       596,000
 Other assets.....................................   4,994,000     4,786,000
                                                   -----------   -----------
      TOTAL ASSETS................................$308,400,000  $282,358,000
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future insurance policy benefits.................$103,910,000  $ 95,277,000
 Unearned premiums................................  13,867,000    14,680,000
 Future annuity policy benefits...................  33,989,000    34,436,000
 Insurance policy claims..........................   3,531,000     4,434,000
 Other policyholders' funds.......................   2,131,000     2,161,000
 Financial instruments sold, but not yet
  purchased (Note 2)..............................   7,567,000     1,571,000
 Due to brokers...................................  23,748,000    22,006,000
 Due to reinsurers................................   3,910,000     4,225,000
 Accounts payable, accruals and other liabilities.  21,299,000    20,836,000
 Income taxes, principally deferred (Note 5)......   4,495,000     5,780,000
 Long-term debt...................................  22,750,000    21,258,000
                                                   -----------   -----------
     TOTAL LIABILITIES............................ 241,197,000   226,664,000
                                                   -----------   -----------
STOCKHOLDERS' EQUITY:
 Common stock, par value $1 per share (50,000,000
  shares authorized; 15,036,040 and 15,528,730
  shares issued and outstanding, respectively,
  net of 4,377,900 shares in treasury)............  15,036,000    15,529,000
 Paid-in capital..................................  69,215,000    69,800,000
 Unrealized losses on investments, net
  of deferred tax benefits of $421,000
  and $906,000, respectively......................  (1,132,000)   (9,168,000)
 Accumulated deficit.............................. (15,916,000)  (20,467,000)
                                                   -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY...................  67,203,000    55,694,000
                                                   -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...$308,400,000  $282,358,000
                                                   ===========   ===========
         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                SEPTEMBER 30,              SEPTEMBER 30,
                               1995         1994         1995         1994
----------------------------------------------------------------------------
REVENUES:
 Insurance premiums.......$13,379,000  $13,014,000  $40,309,000  $38,403,000
 Net investment income....  3,598,000    3,140,000   10,270,000    9,473,000
 Net realized and un-
  realized gains (losses).    320,000   (1,489,000)     (86,000)  (1,330,000)
 Sales.................... 10,229,000    8,818,000   30,296,000   27,464,000
 Equity income (loss).....     17,000       43,000     (405,000)     319,000
 Other income (loss)......    490,000     (147,000)   1,867,000      679,000
                           ----------   ----------   ----------   ----------
                           28,033,000   23,379,000   82,251,000   75,008,000
                           ----------   ----------   ----------   ----------
EXPENSES:
 Insurance benefits,
  claims and reserves.....  9,741,000    8,100,000   28,590,000   26,256,000
 Amortization of deferred
  insurance acquisition
  costs...................    911,000    1,523,000    2,971,000    4,018,000
 Cost of sales............  7,995,000    6,417,000   23,288,000   20,823,000
 Interest expense.........    472,000      358,000    1,395,000      932,000
 Selling, general and
  administrative expenses.  6,758,000    6,018,000   21,558,000   18,603,000
                           ----------   ----------   ----------   ----------
                           25,877,000   22,416,000   77,802,000   70,632,000
                           ----------   ----------   ----------   ----------
Operating income before
 income taxes.............  2,156,000      963,000    4,449,000    4,376,000
Income tax expense
 (benefit)................    131,000      415,000     (102,000)     849,000
                           ----------   ----------   ----------   ----------
Net income................$ 2,025,000  $   548,000  $ 4,551,000  $ 3,527,000
                           ==========   ==========   ==========   ==========
INCOME PER COMMON SHARE:

Net income................$       .13  $       .04  $       .30  $       .22
                           ==========   ==========   ==========   ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING....... 15,067,000   15,670,000   15,298,000   15,768,000
                           ==========   ==========   ==========   ==========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1995           1994
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................$   4,551,000  $   3,527,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Amortization of deferred insurance acquisition
  costs..........................................    2,971,000      4,018,000
 Net realized losses on sales of investment
  securities.....................................      376,000      1,288,000
 Unrealized (gains) losses on trading securities.     (290,000)        42,000
 Equity loss (income)............................      405,000       (319,000)
 Depreciation....................................      531,000        433,000
 Deferred tax benefits...........................   (1,285,000)      (166,000)
 Income taxes credited to paid-in capital........      599,000        548,000
 Other...........................................      503,000        622,000
 Change in assets and liabilities:
 Net (purchases) sales of trading securities.....     (800,000)     1,997,000
 Change in future insurance policy benefits,
  claims and other policy liabilities............    8,259,000      4,718,000
 Additions to deferred insurance
  acquisition costs..............................   (1,284,000)    (1,709,000)
 Change in income tax liability..................     (486,000)       770,000
 Change in net amounts due from and to reinsurers   (7,561,000)    (4,291,000)
 Change in trade accounts, notes and other
  receivables....................................   (3,770,000)    (2,173,000)
 Other...........................................   (1,788,000)    (2,350,000)
                                                  ------------   ------------
      Net cash provided by operating activities..      931,000      6,955,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to brokers....    2,294,000     (5,519,000)
 Sales and maturities of short-term investments..    7,393,000      3,311,000
 Purchases of short-term investments.............  (15,271,000)    (1,231,000)
 Net (purchases) sales of resale and repurchase
  agreements.....................................   (1,817,000)     7,981,000
 Sales of fixed maturities.......................  185,860,000    126,992,000
 Purchases of fixed maturities................... (179,933,000)  (140,551,000)
 Sales of equity securities......................   58,257,000     27,940,000
 Purchases of equity securities..................  (62,179,000)   (27,600,000)
 Proceeds on sale of other investments...........    4,022,000        892,000
 Other investments, net of distributions.........   (5,411,000)      (520,000)
 Net additions to property, plant and equipment..      (37,000)      (638,000)
 Other...........................................        -           (541,000)
                                                  ------------   ------------
      Net cash used by operating activities......   (6,822,000)    (9,484,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock......................   (1,677,000)      (662,000)
 Payments of investment type insurance contracts.   (1,818,000)    (2,430,000)
 Increase in long-term debt......................    2,950,000      1,433,000
 Repayment of long-term debt.....................   (1,459,000)    (1,163,000)
 Dividends paid..................................     (311,000)      (316,000)
                                                  ------------    -----------
      Net cash used by financing activities......   (2,315,000)    (3,138,000)
                                                  ------------    -----------
 Decrease in cash and cash equivalents...........   (8,206,000)    (5,667,000)
 Cash and cash equivalents, beginning of year....   21,271,000     19,613,000
                                                  ------------    -----------
 Cash and cash equivalents, end of period........$  13,065,000   $ 13,946,000
                                                  ============    ===========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)
----------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

      (A)  BUSINESS AND ORGANIZATION

      Independence Holding Company and subsidiaries (the "Company" or "IHC") is a diversified financial company primarily engaged in insurance activities through Madison National Life Insurance Company, Inc. and its subsidiaries ("Madison Life"), and Standard Security Life Insurance Company of New York and its subsidiaries including First Standard Security Insurance Company ("Standard Life") (collectively, the "Insurance Group"), and in manufacturing commercial signs through Zimmerman Sign Company ("Zimmerman" or the "Manufacturing Group").
      Geneve Corporation, a diversified financial holding company, and its affiliated entities ("Geneve") hold approximately 54% of IHC's outstanding common stock at September 30, 1995.

      (B)  PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1994. Certain amounts in the prior year's consolidated financial statements and notes thereto have been restated to conform to the 1995 presentation.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 2. INVESTMENT SECURITIES

      The cost (amortized cost with respect to certain fixed income securities) and market value of IHC's investment securities as of September 30, 1995 and December 31, 1994 are as follows:


                                            SEPTEMBER 30, 1995
                           --------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED     MARKET
                             COST          GAINS         (LOSSES)      VALUE
                           --------------------------------------------------
                                       (DOLLARS IN THOUSANDS)

AVAILABLE-FOR-SALE SECURITIES:
 FIXED MATURITIES
  Corporate securities.......$ 32,705      $    238    $ (1,373)    $ 31,570
  U.S. Government and
   agencies obligations......  29,469           336         (89)      29,716
  Government National
   Mortgage Association......  68,819           110        (315)      68,614
  Obligations of states
   and political sub-
   divisions.................   1,621            36         (68)       1,589
                              -------       -------     -------      -------
                             $132,614      $    720    $ (1,845)    $131,489
                              =======       =======     =======      =======
 EQUITY SECURITIES
  Common stock...............$ 12,064      $  1,223    $   (252)    $ 13,035
  Preferred stock............   1,378            82        -           1,460
  Options....................     150            86         (13)         223
                              -------       -------     -------      -------
                             $ 13,592      $  1,391    $   (265)    $ 14,718
                              =======       =======     =======      =======
 FINANCIAL INSTRUMENTS SOLD,
  BUT NOT YET PURCHASED
  Common stock...............$ (4,643)     $      3    $ (1,564)    $ (6,204)
  Options....................    (110)           10          (2)        (102)
                              -------       -------     -------      -------
                             $ (4,753)     $     13    $ (1,566)    $ (6,306)
                              =======       =======     =======      =======
TRADING SECURITIES:
 EQUITY SECURITIES
  Common stock...............$  2,873      $    242    $    (28)    $  3,087
                              =======       =======     =======      =======
 FINANCIAL INSTRUMENTS SOLD,
  BUT NOT YET PURCHASED
  Common stock...............$ (1,169)     $      5    $    (68)   $  (1,232)
  Options....................     (34)            5        -             (29)
                              -------       -------     -------      -------
                             $ (1,203)     $     10    $    (68)    $ (1,261)
                              =======       =======     =======      =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 2. INVESTMENT SECURITIES (CONTINUED)

      The average market value of trading options sold, but not yet purchased, was $27,000 for the period ended September 30, 1995.

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
                              =======      =======      =======      =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 2. INVESTMENT SECURITIES (CONTINUED)

      The average market value of trading long options was $36,000 and the average market value of trading options sold but not yet purchased was $26,000 for the year ended December 31, 1994.

      The amortized cost and market value of fixed maturities at September 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          SEPTEMBER 30, 1995
                                        ----------------------
                                        AMORTIZED       MARKET
                                          COST          VALUE
                                        ---------       ------
                                        (DOLLARS IN THOUSANDS)

Due in one year or less.................$  1,588      $  1,592
Due after one year through
 five years.............................   6,313         6,221
Due after five years through
 ten years..............................  32,896        32,921
Due after ten years.....................  22,998        22,141
                                         -------       -------
                                          63,795        62,875
Government National
 Mortgage Association...................  68,819        68,614
                                         -------       -------
Totals..................................$132,614      $131,489
                                         =======       =======

      For the three and nine months ended September 30, 1995, gross gains of approximately $1,654,000 and $6,760,000, respectively, and gross losses of approximately $1,264,000 and $7,059,000, respectively, were realized on sales of available-for-sale securities.
      For the three and nine months ended September 30, 1994, gross gains of approximately $1,260,000 and $6,594,000, respectively, and gross losses of approximately $2,761,000 and $8,028,000, respectively, were realized on sales of available-for-sale securities.
      Approximately $130,000 of losses were realized on sales of options available-for-sale, $26,000 of gains were realized on options held for trading and $105,000 of gains were realized on sales of future contracts available-for-sale for the three months ended September 30, 1995.
      Approximately $2,283,000 of losses were realized on sales of options available-for-sale, $48,000 of losses were realized on options held for trading and $1,089,000 of losses were realized on sales of future contracts available-for-sale for the nine months ended September 30, 1995.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 3.  INVENTORIES

      Inventories at September 30, 1995 and December 31, 1994 are as
follows:
                                     SEPTEMBER 30,    DECEMBER 31,
                                         1995             1994
                                     -----------------------------
                                        (DOLLARS IN THOUSANDS)

      Raw materials..................$ 5,059          $ 4,558
      Work in progress...............  6,165            4,078
      Finished goods.................  1,306            1,861
                                      ------           ------
                                     $12,530          $10,497
                                      ======           ======
NOTE 4.  INCOME PER COMMON SHARE

      The computations of income per common share were based upon the weighted average common shares outstanding of 15,066,550 and 15,670,330 for the three months ended September 30, 1995 and 1994, respectively, and 15,298,033 and 15,767,967 for the nine months ended September 30, 1995 and 1994, respectively. Common stock equivalents represented by warrants and stock options were not utilized in the calculations as the effect of their assumed exercise would have been anti-dilutive.

NOTE 5.  INCOME TAXES

      Effective July 1, 1993, the Insurance Group became included in the Company's consolidated Federal income tax return. The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of its effective tax rates, including the expected tax impact of the life/nonlife consolidation.
      Federal income tax benefits amounting to $599,000 and $548,000 for the nine months ended September 30, 1995 and 1994, respectively, and $251,000 for the three months ended September 30, 1994, resulting from changes in the utilization of net operating loss carryforwards existing at December 31, 1980 (the date of quasi-reorganization of IHC), were credited to paid-in capital. There are no pre-1981 net operating loss carryforwards available to be utilized subsequent to June 30, 1995.

NOTE 6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                          SEPTEMBER 30,
                                      ----------------------
                                        1995           1994
                                      ----------------------
                                      (DOLLARS IN THOUSANDS)
      Cash payments for:
           Interest..................$ 1,355        $   556
           Income taxes..............$ 1,081        $   362

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

                             RESULTS OF OPERATIONS
                             ---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994
--------------------------------------------------------------
      The Company's net income applicable to common shares was $2.0 million or $.13 per share for the three month period ended September 30, 1995 as compared to $.5 million or $.04 per share for the comparable period of 1994, while operating income increased to $2.2 million in the third quarter of 1995 from $1.0 million in the third quarter of 1994.

INSURANCE GROUP
---------------
      Standard Life underwrites specific and aggregate excess medical insurance coverage ("stop loss") sold to employers who self-fund their employees' health benefits, short-term statutory disability benefits law business ("DBL") and group life insurance. Standard Life also performs auditing and marketing services in connection with its stop loss business. Standard Life has existing business in-force in the following lines of business which are in runoff status: individual accident and health, individual life, single premium immediate annuities, and miscellaneous business. In addition, Standard Life actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life insurers, reinsurers and managed care companies, and has already begun writing reinsurance on, and forming risk sharing and other alliances with, HMO's.
      Madison Life markets group long-term and short-term disability and group life products as well as credit life and credit accident and health products. Its existing blocks of individual ordinary life, individual accident and health, and annual and single premium deferred annuity business are in runoff status. Madison Life historically has purchased, on an assumption reinsurance basis, blocks of group credit life and credit disability insurance and individual ordinary life insurance business to increase overall profitability.
      The Insurance Group had operating income of $2.1 million for the three months ended September 30, 1995 versus operating income of $.6 million for the three months ended September 30, 1994. Operating income includes net realized and unrealized gains of $.1 million for the quarter ended September 30, 1995 compared to $1.4 million of losses for the comparable quarter of 1994. Operating income excluding net securities gains and losses remained constant at $2.0 million in the third quarter of 1995 as compared to the third quarter of 1994. Premium revenues increased $.4 million from the third quarter of 1994 to the third quarter of 1995. Premium revenues at Madison Life increased $.5 million primarily from an increase in group term life and group long term disability as a result of additional written premiums. Standard Life had a $.1 million decrease in premiums resulting from an increase in stop loss premiums of $.6 million and a $.2 million increase in premiums from group accident and health business assumed, partially offset by a $.4 million decrease in DBL premiums due to a higher level of lapses experienced and a $.5 million decrease in ordinary life premiums. Total investment income increased $.4 million from 1994 to 1995 primarily due to higher returns on certain equity funds. Equity income remained unchanged. Other income increased $.9 million from 1994 to 1995 resulting from an increase in stop loss fees earned at Standard Life of $.1 million and a $.4 million reduction in lotto annuitant expenses. In addition, developments relating to a stop loss treaty at Madison Life resulted in a reduction of other income of $.4 million in 1994.
      Insurance benefits, claims and reserves increased $1.6 million, representing an increase of $.5 million at Madison Life and an increase of $1.1 million at Standard Life. The increase at Madison Life is primarily due to a $.3 million increase in ordinary life and individual accident and health claims and reserves as a result of the continued growth of this line of business and a $.2 million increase in credit life and credit accident and health claims. The increase at Standard Life is comprised of an increase of stop loss claims and reserves of $.4 million, an increase in claims and reserves on the assumed block of group accident and health business of $.3 million, an increase in reserves of $.5 million attributable to the closed blocks of life, annuity and individual and group accident and health lines of business primarily from the payout of a lotto annuitant in 1994, and a decrease of DBL reserves of $.1 million. Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.1 million; Madison Life's expenses increased $.3 million and Standard Life's expenses decreased $.2 million. The increase at Madison Life is primarily due to an increase in consulting fees, employee costs and premium taxes related to the acquisition and writing of new business.

MANUFACTURING GROUP
-------------------
      Zimmerman had operating income of $.7 million for the three months ended September 30, 1995 compared to operating income of $1.1 million for the comparable 1994 period. Sales increased $1.4 million to $10.2 million in the third quarter of 1995, while cost of sales increased $1.6 million. This resulted in gross profit margins of 21.8% for the three months ended September 30, 1995 as compared to 27.2% for the same three month period of 1994. The gross profit margin for the third quarter of 1994 was favorably impacted by a non-recurring fixed price freight contract. Interest expense increased $.1 million due to higher borrowing levels. Selling, general and administrative expenses also increased by $.1 million.

CORPORATE
---------
      Net operating expenses for the three months ended September 30, 1995 amounted to $.6 million, compared to net operating expenses of $.7 million for the same period of 1994. Investment income remained constant while realized gains increased $.3 million. Other income declined $.2 million reflecting a sale of real estate in 1994. Interest expense related to the debt of a corporate subsidiary and general and administrative expenses remained constant.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994
------------------------------------------------------------------
      The Company's net income applicable to common shares was $4.6 million or $.30 per share for the nine months ended September 30, 1995 as compared to $3.5 million or $.22 per share for the nine months ended September 30, 1994, while operating income remained constant at $4.4 million.

INSURANCE GROUP
---------------
      The Insurance Group had operating income of $4.3 million for the nine months ended September 30, 1995 versus $3.8 for the first nine months of 1994. Operating income includes net realized and unrealized losses of $.4 million for the nine months ended September 30, 1995 versus $1.3 million of losses for the nine months ended September 30, 1994. Operating income excluding net securities gains and losses was $4.7 million for the nine months ended September 30, 1995 as compared to $5.1 million for the nine months ended September 30, 1994. Premium revenues increased $1.9 million. Madison Life had an increase of $1.4 million primarily due to an increase of $.6 million in group term life and group long term disability as a result of additional written premiums, an increase in group LTD premiums of $.4 million and a $.4 million increase in other life and health lines of business. Premium revenues at Standard Life increased $.5 million due to an increase in stop loss premiums of $1.2 million, a $.7 million increase in premiums from group accident and health business assumed, along with a $.2 million increase from a new managed health care product. These increases were partially offset by a $1.2 million decrease in DBL premiums due to a higher level of lapses experienced and a $.4 million decrease in ordinary life business. Net investment income increased $.7 million primarily due to higher returns on certain equity funds. Equity income decreased $.7 million due to expenses sustained from certain start-up insurance related partnerships. Other income increased $1.4 million as a result of the following:
(i) an increase of $.2 million in stop loss fees, a $.3 million reduction in lotto annuitant expenses and a $.2 million increase in reinsurance recoveries at Standard Life, and (ii) a charge against other income of $.7 million made in 1994 for a stop loss treaty at Madison Life.
      Insurance benefits, claims and reserves increased by $2.3 million for the nine months ended September 30, 1995 compared to the same period of 1994. Madison Life's expenses increased $1.3 million due to an increase of $.7 million in group term life and group long term disability claims attributable to the additional writings in these lines of business, and a $.6 million increase in credit life and credit accident and health claims. Standard Life's expenses increased $1.0 million due to an increase in stop loss claims and reserves of $.6 million, an increase of claims on the assumed block of group accident and health business of $.4 million, and a $1.0 million increase in claims from the ordinary life annuity, individual and group accident and health lines of business primarily from the payout of a lotto annuitant in 1994, offset by a decrease of DBL reserves of $1.0 million due to favorable experience on this block of business.
      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.4 million. Standard Life's expenses increased by $.8 million resulting from an increase in commissions of $.1 million, and an increase in insurance taxes of $.2 million from higher premiums and an increase in general expenses of $.5 million. Madison Life's general expenses increased by $.6 million. The increase in general expenses for both Standard Life and Madison Life resulted from an increase in employee costs, consulting fees and premium taxes related to the growth in new business.

MANUFACTURING GROUP
-------------------
      Operating income decreased $.2 million to $2.5 million for the nine months ended September 30, 1995 as compared to the same period of 1994. Sales increased $2.8 million while cost of sales increased $2.5 million, resulting in a gross profit margin of 23.1% in 1995 versus 24.2% in 1994. The gross profit margin for the nine months ended September 30, 1994 was favorably impacted by a non-recurring fixed price freight contract. Interest expense increased $.3 million due to higher borrowings supporting the increase in sales. Selling, general and administrative expenses increased $.2 million due to the higher sales volume in 1995.

CORPORATE
---------
      Net operating expenses increased $.3 million for the nine months ended September 30, 1995 as compared to 1994 levels. Investment income increased $.1 million and realized gains increased $.3 million. Other income declined $.2 million reflecting a sale of real estate in 1994. Interest expense increased $.2 million due to higher interest rates on the debt of a corporate subsidiary, and general and administrative expenses increased $.3 million.


                                LIQUIDITY
                                ---------
CASH FLOWS - GENERAL
--------------------
      For the first nine months of 1995, net cash provided by operating activities amounted to $.9 million, while investing activities used $6.8 million of cash. Cash used by financing activities of $2.3 million resulted from the repurchase of shares of the Company's common stock for $1.7 million, the payment of investment type insurance contracts of $1.8 million and the payment of a dividend on common stock of $.3 million declared in 1994, offset by a net increase in long-term debt of $1.5 million.

INSURANCE GROUP
---------------
      The Insurance Group normally provides cash flow from operations, from the receipt of scheduled principal payments on its portfolio of fixed income securities and from earnings on short-term investments. Such cash flow is used partially to finance liabilities for insurance policy benefits. These liabilities represent long-term obligations which are calculated using certain assumed interest rates. The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 80.1% was invested in investment grade fixed income securities, resale agreements and cash and cash equivalents at September 30, 1995. These investments carry less risk of default and therefore lower interest rates than other types of fixed maturity investments. At September 30, 1995, approximately 4.1% of the carrying value of investable assets was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company monitors its investment portfolio on a continuous basis and believes the liquidity of the Insurance Group will not be adversely affected by its current investments.

MANUFACTURING GROUP
-------------------
      For the first nine months of 1995, $3.2 million of cash was used by Zimmerman's operations reflecting an increase in receivables and inventories due to higher sales volume. This use of cash was financed by income generated in the first nine months and a $1.5 million increase in bank borrowings. Zimmerman has a $10.0 million bank line of credit of which $8.0 million was outstanding at September 30, 1995. The Company believes that Zimmerman has sufficient funds to meet its obligations.

CORPORATE
---------
      Corporate derives its funds principally from (i) dividends and interest income from its Insurance Group and its Manufacturing Group, (ii) tax payments and management fees from its subsidiaries and (iii) investment income from Corporate liquidity.
      State insurance laws restrict the Insurance Group's ability to make dividend payments to the parent company. Regulatory constraints have historically not affected IHC's consolidated liquidity, although they have limited the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses, interest and dividend payments at Corporate.
      The Company repurchased 492,690 shares of its common stock at a cost of $1.7 million during the nine months ended September 30, 1995.
      Total Corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $14.0 million at September 30, 1995. At the present time, the Company is not in need of any additional long-term financing.


                             CAPITAL RESOURCES
                             -----------------
      The Company continues to explore actively new opportunities which it perceives exist in the health, life, and property and casualty insurance and reinsurance businesses. With its already superior capital ratios, together with its broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities.
      At the same time, the Company recognizes that health care reform initiatives are continuing to be discussed at various levels of government. Depending upon the scope and timing of any such legislation that becomes law, the manner in which health insurance business is conducted in the future could be impacted. The
Insurance Group continuously monitors these initiatives in an effort to best take advantage of a changing health care environment.
      In accordance with Statement of Financial Accounting Standards No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. Primarily as a result of the decline in interest rates in the first nine months of 1995, the Company experienced a change in unrealized gains of $8.1 million, net of deferred taxes of $.5 million, in total stockholders' equity reflecting a decrease in unrealized losses, net of deferred taxes from $9.2 million at December 31, 1994 to $1.1 million at September 30, 1995. The Company continues to employ investment strategies to mitigate interest rate and other market exposures.

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
      a)    1)    Exhibit 11.  Statement re:  computation of per
                  share earnings.

            2)    Exhibit 27.  Financial Data Schedule.

      b) No report on Form 8-K was filed during the quarter ended September 30, 1995.

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


                                 INDEPENDENCE HOLDING COMPANY
                                 ----------------------------
                                       (THE REGISTRANT)



Dated: November 13, 1995       By: /s/Roy T.K. Thung
                                   -------------------------
                                   Roy T. K. Thung
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Treasurer





Dated: November 13, 1995       By: /s/Teresa A. Herbert
                                   -------------------------
                                   Teresa A. Herbert
                                   Vice President and
                                   Controller