Form 10-K405
period 1995-12-31
INDEPENDENCE HOLDING CO
filed 1996-04-01
CIK 701869

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                 FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
               -------------------------------------------
                      COMMISSION FILE NUMBER 0-10306
                      ------------------------------

                       INDEPENDENCE HOLDING COMPANY
- -----------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

             DELAWARE                                58-1407235
- ---------------------------------     ---------------------------------------
     (State of Incorporation)          (I.R.S. Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT    06902
- -----------------------------------------------------------------------------
(Address of Principal Executive Offices)      (Zip Code)
                          (203) 358-8000
                         ----------------
                        (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
                               NONE
- -----------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $1.00 PAR VALUE
                       SHARE PURCHASE WARRANTS
- -----------------------------------------------------------------------------
                            (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes X  No
                             --    --
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
      14,864,549 shares of common stock were outstanding as of March 15, 1996 not including 4,377,900 shares held by wholly-owned subsidiaries of the Registrant.
      The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of March 15, 1996 was $25,663,290.

      The Exhibit Index is located on page 67 of this filing.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for June 27, 1996 are incorporated by reference into Part III of this filing.

                                PART I


ITEM 1.  BUSINESS
         --------
      THE COMPANY

      Independence Holding Company, a Delaware corporation, and subsidiaries (the "Company" or "IHC") is a financial services company engaged primarily in insurance activities through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their affiliates (the "Insurance Group").

      IHC is also engaged in sign manufacturing through its majority-owned subsidiary, Zimmerman Sign Company ("Zimmerman"). The Company intends, however, to reposition itself as strictly a financial services company. In that regard, the Company is considering various alternative transactions which would result in the divestiture or significant reduction of the Company's investment in Zimmerman, although there can be no assurance that any such transactions would be consummated. The Consolidated Financial Statements of IHC have been restated to present Zimmerman as discontinued operations (see Note 2 of Notes to Consolidated Financial Statements).

      For information pertaining to IHC's business segments, reference is made to Note 18 of Notes to Consolidated Financial
Statements.

                               INSURANCE GROUP
                               ---------------
GENERAL

      Standard Life
      -------------
      Standard Life, which has an A (Excellent) rating from A.M. Best & Company, Inc. ("Best"), is incorporated and domiciled in New York and licensed to sell insurance in all 50 states, the District of Columbia and Puerto Rico. The core businesses of Standard Life are: (i) underwriting specific and aggregate excess medical insurance coverage ("stop loss") sold to employers that
self-insure  their  employees'  health   benefits,  (ii)  short-
term statutory disability benefits law business which it markets in New York ("DBL"), and (iii) group life insurance marketed to employers who self insure or enroll in health maintenance organizations ("HMO's"). Standard Life has also developed ancillary products, including reinsurance on, and risk-sharing and other alliances with, HMO's and provider health care organizations that desire to reduce their risk assumption and/or are required to purchase this coverage by regulation; point-of-service ("POS") insurance coverage sold to employers who are participating in an HMO health benefit plan and want to purchase a health insurance product that will provide their employees with a choice of providers; a behavioral health carve-out POS policy that is sold to employers that wish to provide a supplemental mental health insurance product to their employees; and reinsurance coverage for life and health insurance sold in South and Central America. In addition, Standard Life has existing business in-force in the following lines which are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Standard Life also actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life and health insurers, reinsurers, HMO's and managed care companies that it believes would augment its existing businesses.

      Madison Life
      ------------
      Madison Life is incorporated and domiciled in Wisconsin and licensed to sell insurance products in 42 states, the District of Columbia and the Virgin Islands. Madison Life, which has a B+ (Very Good) rating from Best, markets group long-term and short-term disability and group life products along with credit life and credit disability products. The group long-term and short-term disability and group life products are marketed to school districts, municipalities and hospitals, primarily in the Midwest. This business is sold through two marketing agencies that specialize in these target markets and assist in the billing and administration of the business. Approximately 80% of the credit insurance premiums are written through credit unions. Other sources of credit insurance premiums include automobile dealers, banks and finance companies. Madison Life's existing blocks of individual ordinary life, individual accident and health, and annual and single premium deferred annuity business are in runoff.

      Madison Life historically has purchased, on an assumption reinsurance basis, blocks of group credit life and credit disability insurance and individual ordinary life insurance and annuity business to increase overall profitability. In March 1996, Madison Life entered into an agreement to purchase, subject to certain conditions, a block of pre-need individual ordinary life insurance and annuity policies with reserves of approximately $33 million. Madison Life, through an investment subsidiary, has also entered into several joint venture investments involved in managed health care activities, including provider excess reinsurance, development and management of provider sponsored health plans and reinsurance of life and health insurance.

      First Standard
      --------------
      First Standard is incorporated and domiciled in Delaware and licensed to write and reinsure property and casualty insurance in Delaware and New York. In addition to its reinsurance business, First Standard performs auditing and marketing services in connection with Standard Life's stop loss business.

      Managed Care
      ------------
      The Insurance Group pursues opportunities in managed health care in addition to the provider reinsurance, POS and specialty carve-out products mentioned above. The Insurance Group is participating with physician-hospital organizations, third party administrators and other provider organizations to develop provider sponsored community health plans and/or HMO's in target markets in the United States. A provider sponsored health plan ("PSHP") is a managed care health plan which is co-sponsored by an insurance company and a select group of providers to serve the community in the providers' service area. The PSHP integrates the financing and delivery of health care and is designed to compete with HMO's and other managed care plans. The Insurance Group believes that PSHP's which align the risk of the providers and the insurance company have a greater chance of success, and is working to establish PSHP's in which the providers and the insurance company share the financial results of the plan's operations. The Insurance Group currently has two such plans under development, one in the Southwest and one in the Northeast. The PSHP's will initially provide services to the commercial market; however, the goal is for these entities to access the Medicare and Medicaid markets either by becoming provider sponsored organizations as contemplated by proposed legislation before Congress or by becoming full-fledged HMO's.

      The Insurance Group is focusing its development efforts relating to PSHP's on smaller, secondary markets. While opportunities in the urban markets still exist, the competition is more intense. Market features which the Insurance Group believes provide the most opportunity include those with the following characteristics: populations in the range of 100,000 to 1,000,000 (to ensure a sufficient diversity of providers, lessen the cost of advertising and marketing, and ensure a sufficient number of enrollees), a favorable regulatory environment, a low managed care penetration, an overcapacity of acute inpatient bed days, an oversupply of specialist physicians, and favorable Medicare and Medicaid populations.

      GROUP INSURANCE

      Standard Life obtained $72,153,000 of gross premiums and $12,788,000 of net premiums in 1995 from stop loss policies as compared to $67,091,000 of gross premiums and $9,181,000 of net premiums in 1994. In addition, $15,604,000 of group premiums was obtained from DBL policies in 1995 while $17,062,000 was obtained from DBL policies in 1994. Other group premiums at Standard Life, primarily group medical reinsurance assumed, amounted to $4,288,000 in 1995 as compared to $2,407,000 in 1994.

      Madison Life markets and administers various types of business sold on a group policy basis: (i) group long-term and short-term disability, (ii) group accident and health, (iii) group term life coverages and (iv) credit life and credit disability coverages. Madison Life earned $1,910,000 and $1,317,000 of group long-term and short-term disability premiums during 1995 and 1994, respectively, an increase of 45%. Group dental premiums totaled $1,490,000 for 1995 compared to $1,227,000 for 1994, for an increase of 21%. Group term life premiums increased to $2,600,000 in 1995 from $1,824,000 in 1994, which represents an increase of 43%. Other group life premiums, primarily family term life premiums, amounted to $1,245,000 in 1995 compared to $1,021,000 in 1994.

      The credit life and credit disability net earned premiums represent 53% of the aggregate premiums earned by Madison Life in 1995 as compared to 57% during 1994. This is due to the increased premium volume of other lines of business, as well as the decrease in earned premiums of credit blocks of insurance business assumed in prior years. The credit life and credit health premiums earned in 1995 amounted to $4,101,000 and $6,815,000, respectively, as compared to $4,069,000 and $6,622,000, respectively, during 1994, an increase in the aggregate of 2%.

      INDIVIDUAL INSURANCE AND ANNUITIES

      At December 31, 1995, approximately 15% of Standard Life's individual life insurance in-force consisted of participating ordinary life insurance; substandard risks represented less than 2% of individual life insurance in-force. Approximately 2% of Standard Life's premiums consisted of individual accident and health insurance contracts, primarily non-cancelable, guaranteed renewable disability income, and business and professional overhead insurance. Standard Life no longer markets individual insurance and annuity products. Effective December 31, 1993, Standard Life reinsured a 60% quota share of its lotto annuity business on a modified coinsurance basis.

      At December 31, 1995, individual life insurance of various types comprised approximately 14% of Madison Life's net life insurance in-force. At that same date, the group life in-force had increased to comprise approximately 67% of the net life insurance in-force, up from approximately 54% as of December 31, 1994. Approximately 4% of the total individual life insurance in-force was participating. At December 31, 1995, Madison Life had 3,140 individual annuity policies in-force. Reserves for future annuity benefits amounted to $9,727,000. Madison Life is no longer marketing traditional individual insurance and annuity products, but has commenced writing substandard ordinary and substandard long-term disability products.

      SALES

      Standard Life and Madison Life are direct writers that issue policies directly to insureds. Standard Life, and to a lesser degree Madison Life, are also reinsurers that share in the insurance risks of other underwriters through reinsurance of such risks. First Standard is a reinsurer, not a direct writer.

      As direct writers, Standard Life and Madison Life sell policies through independent general agents, soliciting agents, and managing general underwriters who are non-salaried independent contractors compensated on a commission or fee basis. General agents and agents are paid commissions based upon the amount of premiums they produce. Managing general underwriters receive administrative fees.

      REINSURANCE AND POLICY RETENTION LIMITS

      Reinsurance is used to reduce the potentially adverse financial impact of large individual risks and to reduce the drain on statutory income and surplus related to new business. By using reinsurance, Standard Life, Madison Life and First Standard (collectively the "Insurance Subsidiaries") are able to write policies in amounts larger than they could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Retention limits for Standard Life at December 31, 1995 were: (1) $210,000 per life on individual life and corresponding disability waiver of premium;
(2) no retention on accidental death benefits provided by rider to individual life policies; (3) 10% to 25% on its stop loss business; and (4) a maximum of $2,500 of monthly benefits on disability income policies. Standard Life continuously monitors its level of reinsurance with the intention to readjust such levels as its confidence increases with a particular line; in that regard, Standard Life increased its maximum retention of the risk on its stop loss business from 20% to 25% in 1995. In addition, Standard Life has purchased additional reinsurance for its stop loss business on the portion of risks which it retains, limiting its exposure on a catastrophic (aggregate) loss or any unusual individual (specific) loss. Further, Standard Life has stop loss and catastrophe reinsurance to protect against particularly adverse mortality which might occur with respect to its overall life business.

      Current maximum retention limits for Madison Life are: (1) 10% to 50% on group long-term and short-term disability insurance, group term life, group accidental death and dismemberment insurance and substandard ordinary life and substandard long-term disability insurance - maximum net retention for life coverage under these contracts is $25,000 and the maximum retained disability benefit is $1,875 per month; (2) no retention on accidental death benefits provided by rider to group life policies; (3) $25,000 per life on group credit single premium life and on group family life; (4) $1,000 per month on credit disability insurance; (5) $25,000 on any one life on individual ordinary life; and (6) $600 maximum monthly benefit per life on individual accident and health insurance. In addition, Madison Life has purchased additional reinsurance on the portion of risks which it retains, limiting its exposure on a catastrophic (aggregate) loss.

      At December 31, 1995, the total amount of ceded reinsurance in-force for the Insurance Subsidiaries was $1,988,965,000. The Insurance Subsidiaries remain liable with respect to the insurance in-force which has been reinsured against the unlikely event that the assuming reinsurers are unable to satisfy their obligations.

      For further information pertaining to Reinsurance, reference is made to Note 17 of Notes to Consolidated Financial Statements.

      RESERVES AND INVESTMENTS

      As required by insurance laws and regulations, the Insurance Subsidiaries establish reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations. Premiums and reserves are based upon certain assumptions with respect to mortality, lapses and interest rates effective at the time the policies are issued. The Insurance Subsidiaries also establish appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death. Standard Life and Madison Life are also required by law to have a cash flow adequacy analysis, which projects the amount and timing of cash flows to the estimated maturity date of liabilities, completed by the certifying actuary of each company. The Insurance Subsidiaries have invested and will continue to invest their respective assets which support the reserves and other funds in accordance with applicable insurance law. The Insurance Subsidiaries' investments are supervised by their respective Boards of Directors.

      COMPETITION AND REGULATION

      The Insurance Group competes with many larger insurance companies, HMO's and other managed care organizations. Although most life insurance companies are stock companies, mutual companies also write life insurance in the United States. Mutual companies may have certain competitive advantages since profits inure directly to the benefit of the policyholders. HMO's may also have certain competitive advantages since they are subject to different regulations than insurance companies.

      IHC is an insurance holding company. As such, IHC and the Insurance Subsidiaries are subject to regulation and supervision by the insurance supervisory agencies of New York in the case of Standard Life, Wisconsin in the case of Madison Life, and Delaware in the case of First Standard. The Insurance Subsidiaries are also subject to regulation and supervision in all states in which they are licensed to sell insurance. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types of investments which may be made. Such regulation is designed primarily for the benefit of policyholders rather than the stockholders of an insurance company.

      Certain transactions within the holding company system are also subject to regulation and supervision by such regulatory agencies. All such transactions must be fair and equitable. Notice to or prior approval by the insurance commissioner is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. In addition, periodic disclosure is required concerning the operations, management and financial condition of the insurer within the holding company system. Each insurer is also required to file detailed annual statements with each supervisory agency, and its affairs and financial conditions are subject to periodic examination.

      Beginning in 1993, risk-based capital requirements were imposed on life and property and casualty insurance companies.
The risk-based capital ratio is determined by dividing a company's total adjusted capital, as defined, by its authorized control level risk-based capital. Companies that do not meet certain minimum standards require specified corrective action. The respective risk-based capital ratios for each of the Company's Insurance Subsidiaries significantly exceeds such minimum ratios.

      EMPLOYEES

      The Insurance Group has 98 employees.

PRODUCT LINES

      The following table shows the aggregate results of Standard Life, Madison Life and
First Standard by product line for the periods indicated:

                                                                   OPERATING   NET REALIZED
                                  NET                 COMMISSIONS   INCOME         AND        OPERATING
                              INVESTMENT    BENEFITS,     AND    (LOSS) BEFORE  UNREALIZED     INCOME
                    PREMIUM   AND OTHER     CLAIMS AND   OTHER     GAINS AND      GAINS     (LOSS) BEFORE
                    INCOME      INCOME      RESERVES   EXPENSES  INCOME TAXES    (LOSSES)   INCOME TAXES
                    -------   ----------    --------- ---------- ------------- -----------  -------------
                                              (DOLLARS IN THOUSANDS)
1995
- ----
Group, Individual
 and Credit A&H.....$44,080    $ 6,586      $27,347     $17,674    $ 5,645      $ (446)      $ 5,199

Group, Individual
 and Credit Life.... 12,284      5,610        9,464       6,068      2,362         (20)        2,342

Group and Individual
 Annuity............     37      1,609          534         908        204          52           256
                     ------     ------       ------      ------     ------      ------        ------
  TOTAL.............$56,401    $13,805      $37,345     $24,650    $ 8,211     $  (414)      $ 7,797
                     ======     ======       ======      ======     ======      ======        ======
1994
- ----
Group, Individual
 and Credit A&H.....$39,205    $ 5,403      $23,975     $15,708    $ 4,925     $  (581)      $ 4,344

Group, Individual
 and Credit Life.... 11,379      4,833        8,322       6,202      1,688      (1,033)          655

Group and Individual
 Annuity............     39      1,085          520         513         91        (400)         (309)
                     ------     ------       ------      ------     ------      ------        ------
  TOTAL.............$50,623    $11,321      $32,817     $22,423    $ 6,704     $(2,014)      $ 4,690
                     ======     ======       ======      ======     ======      ======        ======
1993
- ----
Group, Individual
 and Credit A&H.....$35,071    $ 6,682      $21,929    $14,586    $ 5,238      $   334       $ 5,572

Group, Individual
 and Credit Life.... 12,410      7,041        8,509      6,434      4,508          458         4,966

Group and Individual
 Annuity............     57      2,083        3,562        450     (1,872)         106        (1,766)
                     ------     ------       ------     ------     ------       ------         -----
  TOTAL.............$47,538    $15,806      $34,000    $21,470    $ 7,874      $   898       $ 8,772
                     ======     ======       ======     ======     ======       ======        ======

                                                    - 9 -

INSURANCE IN-FORCE AND GROWTH OF BUSINESS

      The following table summarizes the aggregate insurance activities of Standard Life, Madison Life and First Standard:

                                    1995           1994           1993
                                  ---------------------------------------
                                          (DOLLARS IN THOUSANDS)

LIFE INSURANCE IN-FORCE:
 Group...........................$3,211,771     $2,156,780     $1,648,184
 Individual term.................   405,547        460,714        429,967
 Individual permanent............   438,900        502,940        445,597
 Credit..........................   518,593        539,990        614,659
                                  ---------      ---------      ---------
  TOTAL LIFE INSURANCE
   IN-FORCE (1), (2).............$4,574,811     $3,660,424     $3,138,407
                                  =========      =========      =========
NEW LIFE INSURANCE:
 Group...........................$  529,900     $  835,024     $  367,012
 Individual term.................       536            133            426
 Individual permanent............     1,271            328          4,338
 Credit..........................   258,493        249,831        365,046
                                  ---------      ---------      ---------
  TOTAL NEW LIFE INSURANCE.......$  790,200     $1,085,316     $  736,822
                                  =========      =========      =========
PREMIUM INCOME:
 Health:
  Group..........................$   35,982     $   31,210     $   26,161
  Individual.....................     1,283          1,373          1,633
  Credit.........................     6,815          6,622          7,277

 Life:
  Individual.....................     4,178          4,411          5,038
  Individual and group annuity...        37             39             57
  Credit.........................     4,101          4,069          4,950
  Group..........................     4,005          2,899          2,422
                                  ---------      ---------      ---------
  TOTAL PREMIUM INCOME (3).......$   56,401     $   50,623     $   47,538
                                  =========      =========      =========
- -----------------------------------------------------------------------------
NOTES:
(1) Includes participating
     insurance...................$   30,637     $   38,331     $   42,649

(2) Includes ceded reinsurance of:
     Group.......................$1,553,234     $1,175,196     $  863,992
     Individual..................   380,793        473,507        378,281
     Credit......................    54,938         76,252        129,028
                                  ---------      ---------      ---------
      Total ceded reinsurance....$1,988,965     $1,724,955     $1,371,301
                                  =========      =========      =========
(3) After deducting ceded
     reinsurance premiums of.....$   77,290     $   71,827     $   59,788
                                  =========      =========      =========

                            DISCONTINUED OPERATIONS
                            -----------------------

      GENERAL

      The Company's majority owned subsidiary, Zimmerman Sign Company ("Zimmerman"), is a major producer of exterior site and product identification displays for national and regional marketing organizations. Zimmerman, which was founded in 1901, began its operations in Dallas, Texas as a custom sign manufacturer selling to local customers. Today, Zimmerman offers a full range of product design, engineering, manufacturing and site installation services to customers throughout the United States and internationally.

      PRODUCTS

      Zimmerman's primary product is exterior site identification signage consisting of double or single plastic faced signs housed in aluminum or metal skinned and steel framed cabinets. In general, the signs are internally illuminated. Zimmerman also produces a variety of architectural signage utilizing routed faces, individual letters and related products. Production facilities are located in Longview and Jacksonville, Texas. The Jacksonville plant generally produces signs less than 80 square feet in size in production run quantities. The Longview plant manufactures signs in shorter run custom/production quantities which include large high rise signs and specialty products. Both plants have the capability to support each other's production needs. The balance of Zimmerman's sales is attributable to its Turnkey Division, which serves as general contractor to install signs that are manufactured by Zimmerman.

      PRINCIPAL CUSTOMERS, SALES AND MARKETING

      Zimmerman sells directly to large multiple location retailers on a regional and national basis. Its products are also sold to customers located in Mexico and Canada. Zimmerman's major market is the petroleum retailing industry, and its largest product line consists of medium sized, double faced site identification and product price signs for that industry. Zimmerman's customers also include the convenience store, restaurant, automotive and financial services industries. Zimmerman intends to continue to direct the vast majority of its sales and production efforts toward servicing customers with significant annual site identification requirements.

      Over the past three years, sales have grown from $33.0 million to $41.7 million. In 1995, Zimmerman had three significant customers which accounted for approximately 46% of sales, two significant customers which accounted for 30% of sales in 1994, and one significant customer which accounted for 26% of sales in 1993.

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

      Zimmerman's Turnkey Division provides sign installation for many of its customers. In those cases, preparation of site surveys, compliance with local zoning ordinances, and on site installation of the sign are managed by Zimmerman.

      Zimmerman's principal raw materials are plastic, aluminum, and electrical components. It has multiple sources for its raw materials and has not experienced material supply problems.

       Zimmerman had $24,100,000 in backlog orders at December 31, 1995, the highest in its history, as compared to $17,700,000 at December 31, 1994. The 1995 backlog orders are expected to be shipped during 1996, and represent contractual obligations of customers, primarily for open purchase orders.

      The Jacksonville plant was expanded in 1994 through the addition of a steel pole fabrication shop, and an 8,000 square foot addition to the Longview plant was completed in December 1995 to provide improved storage. Additional expansion needs are continuously under consideration.

      COMPETITION

      The sign industry is large and fragmented. Many sign companies perform custom work for local customers and/or provide maintenance and installation services, and have no capacity for production run quantities. Zimmerman competes with several other sign companies for high volume sign users which it considers its primary market. Competition is conducted on the basis of price and a wide variety of services, including design, production, installation, and financial capabilities.

      EMPLOYEES

      Zimmerman had on average 419 employees during 1995.

ITEM 2.     PROPERTIES
            ----------
      IHC

      IHC has entered into a renewable short-term arrangement with Geneve Corporation for the use of 7,500 square feet of office space as its corporate headquarters in Stamford, Connecticut.

      Standard Life

      Standard Life leases approximately 13,500 square feet of office space in New York, New York as its corporate headquarters.

      Madison Life

      Madison Life leases approximately 10,300 square feet of office space in Middleton, Wisconsin as its corporate headquarters.

      Zimmerman

      Zimmerman owns a 79,000 square foot manufacturing facility in Longview, Texas, and owns a 10,000 square foot manufacturing facility adjacent to its 102,000 square foot leased plant in Jacksonville, Texas. In Dallas, Texas, 28,000 square feet of leased manufacturing space is sublet to a third party. Zimmerman owns 20 acres of industrial zoned land in Jacksonville, Texas. In 1994, Zimmerman leased 12,000 square feet of office space which serves as its corporate headquarters in Tyler, Texas. It also leases 1,200 square feet of office space in Dallas, Texas.

ITEM 3. LEGAL PROCEEDINGS
        -----------------
      The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
      Not applicable.

                               PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS
            -------------------------------------------------
      IHC common stock and share purchase warrants expiring June 30, 2001 ("Warrants") are traded over the counter. The common stock trades on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol INHO. Warrant prices are quoted on the National Association of Securities Dealers, Inc. Over the Counter Bulletin Board. The following tabulation shows the high and low sales prices for IHC's common stock and the high and low bid prices for the Warrants. The Warrant information was obtained from the National Quotation Bureau.

                                     COMMON STOCK       WARRANTS
                                     ------------     ------------
                                     HIGH     LOW     HIGH     LOW
                                     -----  -----     ----   -----
      QUARTER ENDED:
       December 31, 1995...........  4      3 1/8     1/16   1/100
       September 30, 1995..........  4      3 3/16    3/20   1/100
       June 30, 1995...............  3 1/2  3 1/16    3/20   1/100
       March 31, 1995..............  3 3/8  3         3/20   1/100

      QUARTER ENDED:
       December 31, 1994...........  3 1/4   3        3/16   1/100
       September 30, 1994..........  3 3/8   2 7/8    1/50   1/100
       June 30, 1994...............  3 1/8   2 7/8    1/100  1/100
       March 31, 1994..............  3 3/4   2 7/8    1/20   1/100

      The foregoing prices for the Warrants do not necessarily represent actual transactions, but rather the quoted prices between dealers, excluding retail markup, markdown or commission.

      At March 15, 1996, the number of record holders of IHC's (i) common stock was 3,160 and (ii) Warrants was 1,266.

      IHC declared a dividend of $.02 per share on its common stock on November 16, 1995 and November 10, 1994.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------
      The following is a summary of selected consolidated financial data with respect to the Company for each of the last five years:

                                          YEAR ENDED DECEMBER 31,
                             -----------------------------------------------
                               1995      1994      1993      1992      1991
                             -----------------------------------------------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME DATA:
Total revenues..............$ 71,427  $ 61,504  $ 65,444  $ 67,304  $ 67,440
                             =======   =======   =======   =======   =======
Income applicable to
 common shares from
 continuing operations......$  6,172  $  2,396  $  4,041  $  3,010  $  3,993
                             =======   =======   =======   =======   =======
BALANCE SHEET DATA:

Summary of investments......$185,031  $178,285  $184,398  $163,739  $159,755
Total assets................$286,207  $266,368  $276,989  $249,530  $263,991
Insurance policy benefits,
 claims and other policy
 liabilities................$158,233  $150,988  $159,090  $149,083  $159,483
Long-term debt..............$ 12,111  $ 14,111  $ 15,161  $    161  $  5,331

Common stockholders'
 equity.....................$ 71,607  $ 55,694  $ 62,051  $ 57,205  $ 55,730

PER SHARE DATA:

Cash dividends declared per
 common share...............$    .02   $   .02  $    .02  $    .02   $   .02

Income per common
 share from continuing
 operations before
 cumulative effect of
 accounting changes.........$    .41   $   .15  $    .25  $    .17   $   .22

Net income per
 common share...............$    .54   $   .27  $    .31  $    .25   $   .24

Book value per common share.$   4.82   $  3.59  $   3.92  $   3.56   $  3.10

The above table has been restated to reflect (i) Zimmerman as discontinued operations as described in Note 2 of Notes to Consolidated Financial Statements and (ii) the adoption of Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration
Contracts" in 1993.

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

      Independence Holding Company and subsidiaries (the "Company" or "IHC") consists of one continuing operating segment: the Insurance Group. This segment is composed of IHC's wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their affiliates. All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements and marketable securities) and expense items associated with parent company activities, the Company's remaining real estate operations and certain other investments of the Company are included in Corporate.
      IHC is also engaged in sign manufacturing through its majority-owned subsidiary, Zimmerman Sign Company ("Zimmerman"). The Company intends, however, to reposition itself as strictly a financial services company engaged principally in insurance activities. In that regard, the Company is considering various alternative transactions which would result in the divestiture or significant reduction of the Company's investment in Zimmerman, although there can be no assurance that any such transactions would be consummated. The Consolidated Financial Statements of IHC have been restated to present Zimmerman as discontinued operations (see Note 2 of Notes to Consolidated Financial Statements).
      Additional information regarding the Company's segments is provided in Note 18 of Notes to Consolidated Financial Statements.


                            RESULTS OF OPERATIONS
                            ---------------------

1995 COMPARED TO 1994
- ---------------------
      The Company's net income applicable to common shares was $8.2 million or $.54 per share for the year ended December 31, 1995 as compared to $4.2 million or $.27 per share for the year ended December 31, 1994, while operating income from continuing operations increased to $4.8 million for the year ended December 31, 1995 from $1.7 million for the year ended December 31, 1994. The Company had net realized and unrealized losses of $1.9 million in 1994. Excluding net realized and unrealized gains, the Company had operating income from continuing operations of $4.8 million in 1995 as compared to $3.6 million for 1994. Income from discontinued operations, net was $2.0 million for the year ended December 31, 1995 as compared to $1.8 million for the year ended December 31, 1994.

      Insurance Group
      ---------------
      Standard Life's core businesses are: (i) underwriting specific and aggregate excess medical insurance coverage ("stop loss") sold to employers that self-insure their employees' health benefits, (ii) short-term statutory disability benefits law business in New York ("DBL") and (iii) group life insurance marketed to employers who self insure or enroll in health maintenance organizations ("HMO's"). Standard Life has also developed ancillary products, including reinsurance on, and risk-sharing and other alliances with, HMO's and provider health care organizations that desire to reduce their risk assumption and/or are required to purchase this coverage by regulation; point-of-service ("POS") insurance coverage sold to employers who are participating in an HMO health benefit plan and want to purchase a health insurance product that will provide their employees with a choice of providers; a behavioral health carve-out POS policy that is sold to employers that wish to provide a supplemental mental health insurance product to their employees; and reinsurance coverage for life and health insurance sold in South and Central America. In addition, Standard Life has existing business in-force in the following lines of business which are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Standard Life also actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life and health insurers, reinsurers, HMO's and managed care companies, that it believes would augment its existing businesses. Standard Life also performs auditing and marketing services in connection with its stop loss business.
      Madison Life markets group long-term and short-term disability and group life products as well as credit life and credit disability products. The group long-term and short-term disability and group life products are marketed to school districts, municipalities and hospitals, primarily in the Midwest. This business is sold through two marketing agencies that specialize in these target markets and assist in the billing and administration of the business. Approximately 80% of the credit insurance premiums are written through credit unions. Other sources of credit insurance premiums include automobile dealers, banks and finance companies. Its existing blocks of individual ordinary life, individual accident and health, and annual and single premium deferred annuity business are in runoff. Madison Life historically has purchased, on an assumption reinsurance basis, blocks of group credit life and credit disability insurance and individual ordinary life insurance business to increase overall profitability. In March 1996, Madison Life entered into an agreement to purchase, subject to certain conditions, a block of pre-need individual ordinary life insurance and annuity policies with reserves of approximately $33 million. Madison Life, through an investment subsidiary, has also entered into several joint venture investments involved in managed health care activities, including provider excess reinsurance, development and management of provider sponsored health plans and reinsurance of life and health insurance.
      The Insurance Group had operating income of $7.8 million for the year ended December 31, 1995 versus $4.7 million for the year ended December 31, 1994. Operating income includes net realized and unrealized losses of $.4 million for the year ended December 31, 1995 versus $2.0 million of losses for the year ended December 31, 1994. The Company makes decisions to sell securities based on cash flow needs, investment opportunities, and the condition of the market, thus creating fluctuations in gains from one year to the next. Operating income excluding net securities gains and losses was $8.2 million for the year ended December 31, 1995 as compared to $6.7 million for the year ended December 31, 1994. Premium revenues increased $5.8 million. Madison Life had an increase of $2.0 million primarily due to an increase of $.8 million in group term life and an increase of $.6 million in group long-term disability as a result of additional written premiums, a $.4 million increase in other life and health lines of business and a $.2 million increase in the credit lines of business. Premium revenues at Standard Life increased $3.8 million due to an increase in stop loss premiums of $3.5 million, a $.9 million increase in premiums from group accident and health business assumed, along with a $.4 million increase from a new POS product and a $.6 million increase from a new HMO reinsurance product. These increases were partially offset by a $1.4 million decrease in DBL premiums due to a higher level of lapses experienced and a $.2 million decrease in ordinary life business. Net investment income increased $1.1 million primarily due to a realignment of the portfolio and higher returns on certain equity investments resulting in a 7.4% return on investments in 1995 compared to a 6.9% return on investments in 1994. Equity income decreased $.9 million due to expenses sustained from certain start-up insurance related partnerships. Other income increased $2.2 million as a result of the following: (i) an increase of $.4 million in stop loss fees, a $.4 million reduction in lotto annuitant expenses and a $.3 million increase in reinsurance recoveries at Standard Life, and (ii) a charge against other income of $1.1 million made in 1994 for a stop loss treaty at Madison Life.
      Insurance benefits, claims and reserves increased by $4.5 million for the year ended December 31, 1995 compared to the same period of 1994. Madison Life's expenses increased $2.1 million due to an increase of $.8 million in group term life and group long-term disability claims attributable to the additional writings in these lines of business, a $.5 million increase in ordinary life and individual accident and health claims and reserves, and an $.8 million increase in credit life and credit accident and health claims. Standard Life's expenses increased $2.4 million due to an increase in stop loss claims and reserves of $1.5 million, an increase of $.4 million in reserves on the new line of HMO reinsured business, an increase of claims on the assumed block of group accident and health business of $.5 million, and a $.8 million increase in claims from the ordinary life annuity, individual and group accident and health lines of business primarily from higher than anticipated claims on this closed block of business; the foregoing was partially offset by a decrease in DBL reserves of $.8 million due to favorable experience and reduced premium volume on this block of business.
      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $2.2 million. Standard Life's expenses increased by $2.4 million resulting from an increase in commissions of $.9 million, and an increase in insurance taxes of $.3 million from higher premiums and an increase in general expenses of $1.2 million. Madison Life's general expenses decreased by $.2 million. A decrease of $1.2 million in net commission expense due primarily from the credit blocks of business was offset by a $1.0 million increase in general expenses. The increase in general expenses for both Standard Life and Madison Life resulted from an increase in employee costs, consulting fees and premium taxes related to the growth and development of new business.

      Corporate
      ---------
      Net operating expenses remained constant for the year ended December 31, 1995 as compared to 1994 levels. Investment income increased $.1 million and realized gains increased $.3 million. Equity income decreased $.1 million and other income declined $.2 million reflecting a sale of real estate in 1994. Interest expense increased $.1 million due to higher interest rates on the debt of a corporate subsidiary, and general and administrative expenses remained constant.

      Discontinued Operations
      -----------------------
      Operating income of Zimmerman increased $.3 million to $3.3 million for the year ended December 31, 1995 as compared to 1994. Sales increased $5.2 million while cost of sales increased $4.3 million, resulting in a gross profit margin of 22.5% in 1995 versus 23.2% in 1994. The gross profit margin for the year ended December 31, 1994 was favorably impacted by a non-recurring fixed price freight contract. Interest expense increased $.4 million due to higher borrowings supporting the increase in sales. Selling, general and administrative expenses increased $.2 million due to the higher sales volume in 1995.

1994 COMPARED TO 1993
- ---------------------
      The Company's net income applicable to common shares was $4.2 million or $.27 per share for the year ended December 31, 1994 as compared to $5.1 million or $.31 per share for the comparable period of 1993. Operating income from continuing operations decreased to $1.7 million in the year ended December 31, 1994 from $5.6 million in the year ended December 31, 1993. The Company had net realized and unrealized losses of $1.9 million in 1994 as compared to gains of $.8 million in 1993. Excluding net realized and unrealized gains, the Company had operating income from continuing operations of $3.6 million in 1994 as compared to $4.8 million for 1993. Net income from discontinued operations was $1.8 million for the year ended December 31, 1994 as compared to $1.4 million for the year ended December 31, 1993.

      Insurance Group
      ---------------
      The Insurance Group had operating income of $4.7 million for the year ended December 31, 1994 versus $8.8 million for the year ended December 31, 1993. Operating income includes realized and unrealized losses of $2.0 million in 1994 compared to realized and
unrealized gains of $.9 million in 1993.   Operating income
excluding net securities gains or losses was $6.7 million in 1994 versus $7.9 million in 1993. Premium revenues increased $3.1 million. Madison Life had a decrease of $1.1 million primarily from the credit lines of business due to the run-off status of the purchased credit blocks of business from 1991. Premium revenues at Standard Life increased $4.2 million due to an increase in stop loss premiums of $1.9 million and an increase in DBL premiums of $2.1 million reflecting Standard Life's continued growth in these lines of business. Standard Life also had a $.9 million increase in premiums due to the assumption of a group accident and health block of business, partially offset by a $.7 million decrease due to the continued runoff of the Company's closed blocks of life, annuity and individual and group accident and health lines of business. Net investment income decreased $.3 million resulting in a 6.9% return on investments in 1994 as compared to a 7.3% return on investments in 1993. Equity income decreased $.8 million due to lower returns on certain partnership investments in 1994. Madison Life reported other income of $2.3 million in 1993 related to the anticipated recovery from a reinsurer on a stop loss treaty for credit business. During 1994, the estimated recovery was reduced to $1.0 million. Other income at Standard Life increased $.3 million as a result of an increase in stop loss fees of $.5 million, partially offset by a reduction in reinsurance recoveries of $.2 million due to the partial disposal of lotto annuity business at the end of 1993 and a reduction in reinsurance recoveries on its closed block of ordinary life business.
      Insurance benefits, claims and reserves decreased by $1.2 million for the year ended December 31, 1994 compared to 1993. Madison Life's and Standard Life's expenses decreased by $.2 million and $1.0 million, respectively. Standard Life's decrease was related to a $1.3 million reduction in claims and reserves connected with the ordinary life, group life and individual accident and health lines of business which is in runoff status and a $3.0 million decrease in payments and reserves on the lotto annuity contracts due to the partial disposal of this business in 1993. These decreases were partially offset by an increase in stop loss claims and reserves of $2.1 million resulting from the increase in premiums, an increase of $.5 million relating to the increase in DBL business and a $.7 million increase in claims due to the assumed group accident and health block of business.
      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.0 million: Standard Life's expenses increased by $1.0 million resulting from an increase in commissions of $.8 million from higher premiums and an increase in general expenses of $.2 million, while Madison Life's expenses remained constant.

      Corporate
      ---------
      Net operating expense decreased $.2 million from 1993 levels. Investment income remained steady while realized gains increased $.3 million due to a corporate investment. Other income increased $.2 million from the sale of a real estate investment. Interest expense increased $.9 million due to a $15.0 million credit agreement entered into in late 1993 by a corporate subsidiary. At the end of 1994, $14.0 million remained outstanding under this credit agreement. Selling, general and administrative expenses decreased $.6 million due to a reduction in consulting expenses in 1994 compared to 1993, and the write down of certain real estate investments in 1993.

      Discontinued Operations
      -----------------------
      Operating income of Zimmerman increased $.8 million to $3.0 million for the year ended December 31, 1994 as compared to 1993. Sales increased $3.4 million while cost of sales increased $2.1 million, resulting in a gross profit margin of 23.2% in 1994 versus 21.6% in 1993. Interest expense and selling, general and administrative expenses increased by $.5 million primarily due to the higher sales volume.


                               LIQUIDITY
                               ---------

      General
      -------
      The net cash provided by operating activities amounted to $11.5 million in 1995, while investing activities provided $3.4 million of cash. During 1995, $8.8 million of cash was used by financing activities including: the repurchase of $2.3 million of the Company's common stock, the repayment of long-term debt of $2.0 million, the payment of investment type insurance contracts of $4.2 million and the payment of a dividend on common stock of $.3 million declared in 1994 and paid in 1995.

      Insurance Group
      ---------------
      The Insurance Group normally provides cash flow from operations, from the receipt of scheduled principal payments on its portfolio of fixed income securities and from earnings on short-term investments. Such cash flow is used partially to finance liabilities for insurance policy benefits. These liabilities represent long-term obligations which are calculated using certain assumed interest rates. The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 83% was invested in investment grade fixed income securities, resale agreements and cash and cash equivalents at December 31, 1995. These investments carry less risk and therefore lower interest rates than other types of fixed maturity investments. At December 31, 1995, approximately 4.7% of the carrying value of investable assets was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).
      Commensurate with the dramatic and rapid rise in interest rates during 1994 and continuing through the first quarter of 1995, the Company employed a strategy of hedging portions of its intermediate term and long-term fixed income securities against principal changes. This strategy utilized readily marketable short-term put and call options on interest rate futures contracts. The value of these put and call options varies depending upon the change in the underlying futures contract, which principally varies with interest rate movements on applicable U.S. Treasury securities. The Company will employ this strategy and other appropriate hedging strategies in considering the duration of its fixed income portfolio and insurance liabilities as well as its interest rate outlook.
      The Company monitors its investment portfolio on a continuous basis and believes the liquidity of the Insurance Group will not be adversely affected by its current investments.

      Corporate
      ---------
      Corporate derives its funds principally from (i) dividends and interest income from the Insurance Group, (ii) tax payments and management fees from its subsidiaries and (iii) investment income from Corporate liquidity.
      State insurance laws restrict the Insurance Group's ability to make dividend payments to the parent company (see Note 19 of Notes to Consolidated Financial Statements). Regulatory constraints have historically not affected IHC's consolidated liquidity, although they have limited the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses, interest and dividend payments at Corporate.

      During 1995, the Company repurchased 664,181 shares of common stock at a cost of $2.3 million under its stock and warrant repurchase program. Through December 31, 1995, 4,260,432 shares of common stock have been repurchased under this program at an aggregate cost of approximately $10.9 million, and 404,491 share purchase warrants were repurchased at an aggregate cost of approximately $.1 million. The Company may purchase additional shares of common stock and warrants in the open market or otherwise from time to time.
      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $12.4 million at December 31, 1995. At the present time, the Company is not in need of any additional long-term financing.

      Discontinued Operations
      -----------------------
      For the year ended December 31, 1995, $1.5 million of cash was used by Zimmerman's operations reflecting an increase in receivables and inventories due to higher sales volume. This use of cash was financed by income generated during the year and a $1.7 million net increase in bank borrowings. Zimmerman has a $10.0 million bank line of credit of which $8.6 million was outstanding at December 31, 1995. The Company believes that Zimmerman has sufficient funds to meet its obligations.

      Unrealized Gains
      ----------------
      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried as amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. Primarily as a result of the decline in interest rates, the Company experienced a change in unrealized gains of $9.7 million, net of deferred taxes of $1.2 million, in total stockholders' equity, reflecting a decrease in unrealized losses from $9.2 million at December 31, 1994 to net unrealized gains of $.5 million at December 31, 1995. The Company continues to employ investment strategies to mitigate interest rate and other market exposures.


                                   OUTLOOK
                                   -------

      Business
      --------
      Although IHC is engaged in sign manufacturing through Zimmerman, the Company intends to reposition itself as strictly a financial services company engaged principally in insurance activities. In that regard, the Company is considering various alternative transactions which would result in the divestiture or significant reduction of the Company's investment in Zimmerman, although there can be no assurance that any such transactions would be consummated.
      Standard Life intends to continue to focus on its core stop loss and DBL businesses, while expanding its reinsurance, risk-sharing and other alliances with HMO's and provider health care organizations, its POS products, its specialty products such as its behavioral health carve-out product, and its South and Central American reinsurance coverage. Standard Life will also seek actively opportunities to purchase blocks of business, such as the block of DBL business purchased in early 1996 having premiums of $1.0 million. Madison Life anticipates focusing on expansion of its core group and long-term and short-term disability and group life businesses, together with credit life and credit disability products. Madison Life stands ready to purchase, on an assumption reinsurance basis, blocks of business, such as the block of pre-need individual ordinary life business that Madison Life has contracted to purchase in 1996, and will seek appropriate investments in joint ventures involved in managed health care activities.
      The health care industry is one of the largest industries in the United States. IHC believes that the Insurance Group is well-positioned to take advantage of the changing health care environment; the size of the Insurance Subsidiaries affords them greater flexibility than their larger competitors to develop or participate in new business opportunities, and their network of established independent managing general underwriters and agents affords them broad access to the marketplace.
      The Insurance Group will pursue opportunities in managed health care in addition to the provider reinsurance, POS and specialty carve-out products mentioned above. The Insurance Group is participating with physician-hospital organizations, third party administrators and other provider organizations to develop provider sponsored community health plans and/or HMO's in target markets in the United States. A provider sponsored health plan ("PSHP") is a managed care health plan which is co-sponsored by an insurance company and a select group of providers to serve the community in the providers' service area. The PSHP integrates the financing and delivery of health care and is designed to compete with HMO's and other managed care plans. The Insurance Group believes that PSHP's which align the risk of the providers and the insurance company have a greater chance of success, and is working to establish PSHP's in which the providers and the insurance company share the financial results of the plan's operations. The Insurance Group currently has two such plans under development, one in the Southwest and one in the Northeast. The PSHP's will initially provide services to the commercial market; however, the goal is for these entities to access the Medicare and Medicaid markets either by becoming provider sponsored organizations as contemplated by proposed legislation before Congress or by becoming full-fledged HMO's.

      The Insurance Group is focusing its development efforts relating to PSHP's on smaller, secondary markets. While opportunities in the urban markets still exist, the competition is more intense. Market features which the Insurance Group believes provide the most opportunity include those with the following characteristics: populations in the range of 100,000 to 1,000,000 (to ensure a sufficient diversity of providers, lessen the cost of advertising and marketing, and ensure a sufficient number of enrollees), a favorable regulatory environment, a low managed care penetration, an overcapacity of acute inpatient bed days, an oversupply of specialist physicians, and favorable Medicare and Medicaid populations.

      Capital Resources
      -----------------
      Due to its superior capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities, and to raise additional capital in the public or private markets to the extent determined to be necessary or desirable, in order to pursue acquisition opportunities or otherwise expand its operations.

      New Accounting Pronouncements
      -----------------------------
      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, and allows either expensing the value of stock-based compensation over the period earned, or disclosing in the Notes to the Consolidated Financial Statements the pro forma impact to net income and earnings per share as if the fair value of the awards had been charged to compensation expense. The Company has not completed its analysis of the Statement, nor has it made a determination as to the expense recognition or disclosure provisions of the Statement.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------
      See Index to Consolidated Financial Statements and
      Schedules on page 29.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
            ------------------------------------------------
      None

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------
      Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------
      Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (Section 229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
            ---------------------------------------------------
      Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------
      Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K
            -------------------------------------------------------
(a) (1) and (2)   See Index to Consolidated Financial Statements
                     and Schedules on page 29.
    (3) EXHIBITS  See Exhibit Index on page 67.
(b)     No report on Form 8-K was filed during the quarter ended
        December 31, 1995.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1996.

                              INDEPENDENCE HOLDING COMPANY
                                     (REGISTRANT)



                              By/s/ Edward Netter
                                    -----------------------------
                                    Edward Netter
                                    Chairman and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 29th day of March, 1996.




/s/ Harold E. Johnson
    -----------------------------------
    Harold E. Johnson
    Director




/s/ Allan C. Kirkman
    -----------------------------------
    Allan C. Kirkman
    Director




/s/ Steven B. Lapin
    -----------------------------------
    Steven B. Lapin
    Director, President and
    Chief Operating Officer

/s/ Donald T. Netter
    -----------------------------------
    Donald T. Netter
    Director,
    Senior Vice President - Investments




/s/ Edward Netter
    -----------------------------------
    Edward Netter
    Director, Chairman and
    Chief Executive Officer
    (Principal Executive Officer)




/s/ Edward J. Scheider
    -----------------------------------
    Edward J. Scheider
    Director





/s/ F. Peter Zoch, III
    ----------------------------------
    F. Peter Zoch, III
    Director





/s/ Roy T. K. Thung
    ---------------------------------
    Roy T. K. Thung
    Director,
    Executive Vice President,
    Chief Financial Officer and
    Treasurer (Principal
    Financial Officer)





/s/ Teresa A. Herbert
    --------------------------------
    Teresa A. Herbert
    Vice President and
    Controller (Principal
    Accounting Officer)

                INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


PAGES
- -----
INDEPENDENT AUDITORS' REPORT..............................    30


CONSOLIDATED FINANCIAL STATEMENTS:
- ----------------------------------
Consolidated Balance Sheets at December 31, 1995
 and 1994.................................................    31

Consolidated Statements of Operations for the years ended
 December 31, 1995, 1994 and 1993.........................    32

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 1995, 1994 and 1993.....    33

Consolidated Statements of Cash Flows for the years ended
 December 31, 1995, 1994 and 1993......................... 34-35

Notes to Consolidated Financial Statements................ 36-60

SCHEDULES:*
- -----------
Summary of investments - other than investments in
 affiliates at December 31, 1995 (Schedule I)............. 61-62

Condensed financial information of parent company
 (Schedule III)........................................... 63-65

Supplementary insurance information (Schedule V)..........    66

EXHIBIT INDEX.............................................    67


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1993.

                                        KPMG PEAT MARWICK LLP
New York, New York
March 25, 1996

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,                                         1995           1994
- ----------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents......................$ 26,860,000   $ 20,670,000
  Short-term investments.........................   7,376,000        708,000
  Securities purchased under agreements to resell
   (Note 3)......................................   5,195,000     18,660,000
  Fixed maturities (Note 4)...................... 141,393,000    129,817,000
  Equity securities (Note 4).....................   6,490,000      6,383,000
  Other investments (Note 8).....................  25,413,000     24,288,000
  Trade accounts, notes and other receivables....   4,164,000      2,863,000
  Deferred insurance acquisition costs...........   9,156,000     10,979,000
  Property, plant and equipment, net (Note 9)....   1,204,000      1,636,000
  Due from reinsurers............................  44,588,000     39,336,000
  Due from brokers...............................   1,706,000        596,000
  Other assets...................................   5,369,000      4,183,000
  Net assets of discontinued operations (Note 2).   7,293,000      6,249,000
                                                  -----------    -----------
      TOTAL ASSETS...............................$286,207,000   $266,368,000
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Future policy benefits.........................$103,872,000   $ 95,277,000
  Unearned premiums..............................  12,665,000     14,680,000
  Funds on deposit...............................  34,463,000     34,436,000
  Insurance policy claims (Note 10)..............   5,162,000      4,434,000
  Other policyholders' funds.....................   2,071,000      2,161,000
  Financial instruments sold, but not yet
   purchased (Note 4)............................     836,000      1,571,000
  Due to brokers.................................  22,136,000     22,006,000
  Due to reinsurers..............................   3,946,000      4,225,000
  Accounts payable, accruals and other
   liabilities...................................  12,423,000     11,993,000
  Income taxes, principally deferred (Note 15)...   4,915,000      5,780,000
  Long-term debt (Note 11).......................  12,111,000     14,111,000
                                                  -----------    -----------
      TOTAL LIABILITIES.......................... 214,600,000    210,674,000
                                                  -----------    -----------
STOCKHOLDERS' EQUITY: (Notes 12 and 13)
 Common stock, par value $1 per share (50,000,000
  shares authorized; 14,864,549 and 15,528,730
  shares issued and outstanding, respectively
  net of 4,377,900 shares in treasury)...........  14,865,000     15,529,000
 Paid-in capital.................................  68,812,000     69,800,000
 Unrealized gains (losses) on investments, net of
  deferred taxes (tax benefits) of $321,000 and
 ($906,000) respectively.........................     495,000     (9,168,000)
 Accumulated deficit............................. (12,565,000)   (20,467,000)
                                                  -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY.................  71,607,000     55,694,000
                                                  -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$286,207,000   $266,368,000
                                                  ===========    ===========

        See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,
                                       1995           1994           1993
- ---------------------------------------------------------------------------
REVENUES:
 Insurance premiums...............$ 56,401,000  $ 50,623,000   $ 47,538,000
 Net investment income (Note 6)...  13,885,000    12,708,000     13,008,000
 Net realized and unrealized
  gains (losses) (Note 7).........      -         (1,921,000)       835,000
 Equity income (loss).............    (527,000)      437,000      1,288,000
 Other income (loss)..............   1,668,000      (343,000)     2,775,000
                                    ----------    ----------     ----------
                                    71,427,000    61,504,000     65,444,000
                                    ----------    ----------     ----------
EXPENSES:
 Insurance benefits, claims and
  reserves........................  37,345,000    32,817,000     34,000,000
 Amortization of deferred
  insurance acquisition costs.....   3,898,000     5,573,000      6,444,000
 Interest expense.................   1,101,000       968,000         92,000
 Selling, general and administra-
  tive expenses...................  24,311,000    20,473,000     19,276,000
                                    ----------    ----------     ----------
                                    66,655,000    59,831,000     59,812,000
                                    ----------    ----------     ----------
 Operating income before income
  taxes...........................   4,772,000     1,673,000      5,632,000
 Income tax expense (benefit)
  (Note 15).......................  (1,400,000)     (723,000)     1,591,000
                                    ----------    ----------     ----------
 Income from continuing operations   6,172,000     2,396,000      4,041,000
 Cumulative effect of accounting
  change..........................      -             -            (340,000)
 Income from discontinued
  operations, net (Note 2)........   2,028,000     1,839,000      1,378,000
                                    ----------    ----------     ----------
 Net income.......................$  8,200,000  $  4,235,000   $  5,079,000
                                    ==========    ==========     ==========
INCOME PER COMMON SHARE:
 Income from continuing operations$        .41  $        .15   $        .25
 Cumulative effect of accounting
  changes.........................      -             -                (.02)
 Income from discontinued
  operations, net.................         .13           .12            .08
                                    ----------    ----------     ----------
 Net income.......................$        .54  $        .27   $        .31
                                    ==========    ==========     ==========
 WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.....................  15,216,000    15,717,000     16,148,000
                                    ==========    ==========     ==========

        See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             UNREALIZED GAINS
                                                                               (LOSSES) ON                      TOTAL
                                             COMMON STOCK            PAID-IN   INVESTMENTS,   (ACCUMULATED   STOCKHOLDERS'
                                        SHARES         AMOUNT        CAPITAL       NET          DEFICIT)        EQUITY
                                      ------------------------   --------------------------------------------------------
BALANCE AT DECEMBER 31, 1992......... 16,074,403   $16,074,000   $70,534,000   $  (249,000)  $(29,154,000)   $57,205,000
     Purchase of common stock........ (1,152,553)   (1,152,000)   (2,207,000)                                 (3,359,000)
     Issuance of shares..............    898,667       899,000     1,762,000                                   2,661,000
     Net change in unrealized gains..                                              376,000                       376,000
     Cumulative effect of accounting
      change.........................                                              340,000                       340,000
     Net income......................                                                           5,079,000      5,079,000
     Realization of tax benefit of
      operating loss carryforwards
      subsequent to reorganization...                                 65,000                                      65,000
     Common stock dividend...........                                                            (316,000)      (316,000)
                                      ----------    ----------    ----------    ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1993......... 15,820,517    15,821,000    70,154,000       467,000    (24,391,000)    62,051,000
     Purchase of common stock
      and warrants...................   (291,787)     (292,000)     (717,000)                                 (1,009,000)
     Net change in unrealized gains..                                           (9,635,000)                   (9,635,000)
     Net income......................                                                           4,235,000      4,235,000
     Realization of tax benefit of
      operating loss carryforwards
      subsequent to reorganization...                                363,000                                     363,000
     Common stock dividend...........                                                            (311,000)      (311,000)
                                      ----------    ----------    ----------     ---------     ----------     ----------
BALANCE AT DECEMBER 31, 1994......... 15,528,730    15,529,000    69,800,000    (9,168,000)   (20,467,000)    55,694,000
     Purchase of common stock
      and warrants...................   (664,181)     (664,000)   (1,587,000)                                 (2,251,000)
     Net change in unrealized gains..                                            9,663,000                     9,663,000
     Net income......................                                                           8,200,000      8,200,000
     Realization of tax benefit of
      operating loss carryforwards
      subsequent to reorganization...                               599,000                                     599,000
     Common stock dividend...........                                                            (298,000)     (298,000)
                                      ----------    ----------    ----------    ----------     ----------    ----------
BALANCE AT DECEMBER 31, 1995......... 14,864,549   $14,865,000   $68,812,000   $   495,000   $(12,565,000)  $71,607,000
                                      ==========    ==========    ==========    ==========     ==========    ==========

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,
                                         1995          1994          1993
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................$ 8,200,000   $ 4,235,000   $ 5,079,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Amortization of deferred insurance
    acquisition costs................  3,898,000     5,573,000     6,444,000
   Realized losses (gains) on sales
     of investment securities........     44,000     1,787,000      (951,000)
   Unrealized losses (gains) on
    trading securities...............    (44,000)      134,000       116,000
   Equity loss (income)..............    527,000      (437,000)   (1,288,000)
   Depreciation......................    286,000       276,000       275,000
   Deferred taxes (tax benefits)..... (1,586,000)     (837,000)      826,000
   Income tax benefit credited to
    paid-in capital..................    599,000       363,000        65,000
   Cumulative effect of change in
    accounting principle.............     -             -            340,000
   Income from discontinued
    operations, net.................. (2,028,000)   (1,839,000)   (1,378,000)
   Other.............................    185,000       336,000       106,000
  Change in assets and liabilities:
   Net sales of trading securities...    188,000     1,643,000       827,000
   Increase (decrease) in future
    insurance policy benefits, claims
    and other policy liabilities..... 11,435,000    (3,301,000)   14,300,000
   Additions to deferred insurance
    acquisition costs................ (2,075,000)   (2,618,000)   (6,402,000)
   Change in net amounts due from and
    to reinsurers.................... (5,531,000)    4,350,000    (4,170,000)
   Change in trade accounts, notes
    and other receivables............ (1,307,000)     (928,000)      289,000
   Change in income tax liability....   (507,000)    1,043,000      (749,000)
   Other.............................   (737,000)      614,000    (4,022,000)
                                      ----------    ----------    ----------
      Net cash provided by operating
       activities....................$11,547,000   $10,394,000   $ 9,707,000
                                      ==========    ==========    ==========


                                                            (CONTINUED)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED DECEMBER 31,
                                       1995           1994           1993
- ----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and
  to brokers......................$   (980,000)  $  6,167,000   $ 15,625,000
 Sales and maturities of short-term
  investments.....................  15,933,000      3,859,000      3,345,000
 Purchases of short-term
  investments..................... (22,609,000)    (1,779,000)    (5,463,000)
 Net sales (purchases) of resale
  and repurchase agreements.......  13,465,000      3,027,000    (15,377,000)
 Sales of equity securities.......  83,611,000     57,721,000     23,439,000
 Purchases of equity securities... (80,668,000)   (50,902,000)   (18,715,000)
 Sales and maturities of fixed
  maturities...................... 238,304,000    141,213,000    140,414,000
 Purchases of fixed maturities....(243,118,000)  (161,859,000)  (145,471,000)
 Proceeds on sale of other
  investments.....................   5,539,000      2,930,000      1,682,000
 Distributions from other
  investments, net of additional
  investments.....................  (7,217,000)    (2,388,000)      (696,000)
 Discontinued operations, net.....     984,000         78,000      1,620,000
 Other............................     151,000       (114,000)       (14,000)
                                   -----------    -----------    -----------
     Net cash provided (used) by
      investing activities........   3,395,000     (2,047,000)       389,000
                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock.........       -              -             25,000
 Repurchase of common stock and
  warrants........................  (2,251,000)    (1,009,000)    (3,359,000)
 Payments of investment-type
  insurance contracts.............  (4,190,000)    (4,802,000)    (4,294,000)
 Increase in long-term debt.......       -              -         15,000,000
 Repayment of long-term debt......  (2,000,000)    (1,050,000)         -
 Dividends paid...................    (311,000)      (316,000)      (321,000)
                                   -----------    -----------    -----------
     Net cash provided (used) by
      financing activities........  (8,752,000)    (7,177,000)     7,051,000
                                   -----------    -----------    -----------
 Increase in cash and cash
  equivalents.....................   6,190,000      1,170,000     17,147,000
 Cash and cash equivalents,
  beginning of year...............  20,670,000     19,500,000      2,353,000
                                   -----------    -----------    -----------
 Cash and cash equivalents,
  end of year.....................$ 26,860,000   $ 20,670,000   $ 19,500,000
                                   ===========    ===========    ===========

            See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A)  BUSINESS AND ORGANIZATION

      Independence Holding Company and subsidiaries (the "Company or "IHC") is a financial services company engaged primarily in insurance activities through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their affiliates (the "Insurance Group").
      IHC is also engaged in sign manufacturing through its majority-owned subsidiary, Zimmerman Sign Company ("Zimmerman"). The Company intends, however, to reposition itself as strictly a financial services company. In that regard, the Company is considering various alternative transactions which would result in the divestiture or significant reduction of the Company's investment in Zimmerman, although there can be no assurance that any such transactions would be consummated. The Consolidated Financial Statements of IHC and notes thereto have been restated to present Zimmerman as discontinued operations.
      Geneve Corporation, a diversified financial holding company, and its affiliated entities ("Geneve") hold approximately 55% of IHC's outstanding common stock.

(B)   PRINCIPLES OF CONSOLIDATION AND PREPARATION OF FINANCIAL
      STATEMENTS
      The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and include the accounts of IHC and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments in partnerships which are not consolidated are carried on the equity method, which approximates the Company's equity in their underlying net assets.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)   RECLASSIFICATION
      Certain amounts in prior years' Consolidated Financial
Statements and notes thereto have been restated to conform to the 1995 presentation.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

(D)   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
      Cash equivalents are carried at cost which approximates market value and include principally interest-bearing deposits at brokers, money market instruments and U.S. Treasury securities of less than 91-day maturity. Investments with original maturities of 91-days to 1 year are considered short-term investments and are carried at cost which approximates market.

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

(F)   INVESTMENTS IN SECURITIES
      (i) Investments in fixed income securities (bonds, notes and redeemable preferred stock), equity securities, and derivatives (options and options on futures contracts) are valued as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company elected to adopt SFAS No. 115 by reporting the cumulative effect of the change in accounting method at December 31, 1993 for those securities which were previously
classified as trading.        Investments in equity and fixed income
securities are carried as follows:
            (a) Fixed income securities which are being held to maturity ("held to maturity") are carried at amortized cost.
            (b) Securities which are held for trading purposes are carried at estimated market value ("market value" or "market"). Unrealized gains or losses are credited or charged, as appropriate, to the Consolidated Statements of Operations.
            (c) Securities which may or may not be held to maturity ("available-for-sale") are carried at market value. Unrealized gains or losses, net of deferred income taxes, are credited or charged, as appropriate, directly to stockholders' equity.
Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.
     (ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold. Such transactions occur in anticipation of declines in the market value of the securities. The Company's risk is an increase in the market value of the securities sold in excess of the consideration received, but that risk is mitigated as a result

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

of relationships to certain securities owned. Unrealized gains or losses on open transactions are credited or charged, as appropriate, to the Consolidated Statements of Operations.
While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities. When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.
     (iii) Gains or losses on sales of securities are determined on the basis of specific identification.
     (iv) The Company enters into derivative financial instruments, primarily put and call option contracts on interest rate futures contracts, to hedge portions of the Company's fixed income portfolio intended to minimize loss of principal in a rapidly changing interest rate environment. The contracts are all readily marketable and are carried on the Consolidated Balance Sheets at their current market value with changes in unrealized gains or losses, net of deferred income taxes, credited or charged as appropriate directly to stockholders' equity or to the Consolidated Statement of Operations, with all realized gains and losses reflected currently in the Consolidated Statement of Operations.

(G)   PARTNERSHIPS
      Partnerships primarily consist of investments in relatively "market neutral" arbitrage strategies, and all securities held by these funds are carried at market value. The Company also has a partnership investment engaged in venture capital activities including leveraged buyout transactions, and investments of this partnership are carried at fair value; when available, fair value is determined by reference to market price quotations. When market price quotations are not available for this partnership (as is the case for principally all of the securities currently held by such partnership), fair value of the securities is determined by the general partner of such partnership. Unrealized appreciation or depreciation is recorded in equity income in the Consolidated Statements of Operations. All other partnership investments are carried on the equity method.

(H)  MORTGAGE LOANS AND POLICY LOANS
     Mortgage loans are primarily stated at amortized cost and policy loans are stated at their aggregate unpaid balances.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(I)   DEFERRED INSURANCE ACQUISITION COSTS
      The costs of acquiring new insurance business, principally commissions and certain variable underwriting, agency and policy issuance expenses, have been deferred and are being amortized, with interest, over the premium paying period of the related insurance policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using assumptions as to mortality (morbidity on health insurance) and withdrawals consistent with those used in calculating future insurance policy benefits. Credit life and credit accident and health deferred insurance acquisition costs are amortized proportionally over the period during which the premium is earned. Deferred insurance acquisition costs are periodically reviewed to determine recoverability from future income, including investment income, and, if not recoverable, are charged to expense.

(J)   PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are stated at cost. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property, plant and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(K)   FUTURE POLICY BENEFITS
      Liabilities for future insurance policy benefits, including dividends on future participating policies, have been computed primarily using the net level premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Life reserve interest rates are generally graded and range from 2% to 9% per annum. Withdrawals are based on experience.
      Future policy benefits consist of the following at December 31, 1995 and 1994:

                                        1995           1994
                                      ----------------------
                                      (DOLLARS IN THOUSANDS)

      Life........................... $ 53,030      $ 49,980
      Accident and health............   50,842        45,297
                                       -------       -------
                                      $103,872      $ 95,277
                                       =======       =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(L)   FUNDS ON DEPOSIT
      Funds received for certain long-duration contracts (principally annuities) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at an annual rate of 5.0% to 13.9% in 1995 and 1994.

(M)   INSURANCE PREMIUM REVENUE RECOGNITION
      Insurance premiums, including reinsurance premiums assumed, are recognized as revenue over the premium paying period of the policies. Credit life and health premiums are recognized over the terms of the policy.

(N)   PARTICIPATING POLICIES
      Participating policies represent 6.6%, 7.8%, and 8.6% of the individual life insurance in-force and 2.0%, 2.6%, and 3.1% of the gross premium income, as of and for the years ended December 31, 1995, 1994 and 1993, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. With respect to Standard Life, New York State Insurance Department requirements limit the amount of profit on participating policies which can inure to stockholders to 10% of such profits or $.50 per year per $1,000 of such insurance in-force, whichever is greater. At December 31, 1995, the stockholder's equity of the insurance companies was not restricted because of participating policyholders' surplus.

(O)   DEFERRED INCOME TAXES
      The provision for deferred income taxes is based on the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes" and represents the change in the Company's deferred income tax liability during the year, less amounts accounted for in equity, including the effect of enacted tax rate changes. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the Consolidated Financial Statements.

(P)   INCOME PER COMMON SHARE
      The computation of income per common share for each of the three years ended December 31, 1995, 1994 and 1993 is based upon the weighted average number of common and dilutive common equivalent shares outstanding of approximately 15,216,000, 15,717,000, and 16,148,000, respectively. Dilutive common equivalent shares for 1995 include 22,000 shares from the assumed exercise of options using the treasury stock method. Fully diluted

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

earnings per share is not shown as the assumed exercise of all other stock options and warrants is anti-dilutive.

(Q)   REINSURANCE
      The Company's Consolidated Financial Statements for 1993 reflect the adoption of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Pursuant to SFAS No. 113, amounts paid for or recoverable under reinsurance contracts, including amounts previously reported as a reduction of various liability accounts as permitted under previous accounting standards, are included in total assets as reinsurance balances, or reinsurance prepaid. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(R)   NEW ACCOUNTING PRONOUNCEMENTS
      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, and allows either expensing the value of stock-based compensation over the period earned, or disclosing in the Notes to Consolidated Financial Statements the pro forma impact to net income and earnings per share as if the fair value of the awards had been charged to compensation expense. The Company has not completed its analysis of the Statement, nor has it made a determination as to the expense recognition or disclosure provisions of the statement.

NOTE 2.  DISCONTINUED OPERATIONS

      Although IHC is engaged in sign manufacturing through Zimmerman, the Company intends to reposition itself as strictly a financial services company engaged principally in insurance activities. In that regard, the Company is considering various alternative transactions which would result in the divestiture or significant reduction of the Company's investment in Zimmerman, although there can be no assurance that any such transactions would be consummated.
      Since Zimmerman has historically comprised all of IHC's manufacturing segment, the Consolidated Financial Statements and notes thereto of IHC have been restated to present Zimmerman as discontinued operations.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------
NOTE 2.  DISCONTINUED OPERATIONS (CONTINUED)

      The net assets of Zimmerman have been reclassified in the Consolidated Balance Sheets as follows:
                                            DECEMBER 31,
                                        1995           1994
                                       ---------------------
                                      (DOLLARS IN THOUSANDS)

      Accounts receivable........... $ 9,284          $ 7,727
      Inventories...................  12,659           10,497
      Other assets..................   3,938            4,015
      Accounts payable and
       liabilities including
       minority interest............  (8,899)          (8,842)
      Long-term debt................  (9,689)          (7,148)
                                      ------           ------
      Net assets of discontinued
       operations................... $ 7,293          $ 6,249
                                      ======           ======

      Income from discontinued operations for the years ended
December 31, 1995, 1994 and 1993 is summarized as follows:

                                  1995      1994       1993
                                 ----------------------------
                                    (DOLLARS IN THOUSANDS)

      Revenues.................. $41,669   $36,415    $33,001
                                  ======    ======     ======
      Operating income from
       discontinued operations,
       net of minority interest. $ 3,280   $ 2,958    $ 2,215
      Income taxes..............   1,252     1,119        837
                                  ------    ------     ------
      Net income from
       discontinued operations.. $ 2,028   $ 1,839    $ 1,378
                                  ======    ======     ======

      Zimmerman is included in the consolidated federal income tax return filed by IHC. On a separate company basis, Zimmerman has a tax sharing agreement with IHC; accordingly, discontinued operations are shown net of applicable taxes in accordance with such agreement.

NOTE 3.  RESALE AGREEMENTS

      Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 1995, the Company had approximately $5,195,000 in resale agreements outstanding, all of which settled by January 2, 1996 and were subsequently reinvested. The Company takes possession of securities purchased under resale agreements and values the collateral on a daily basis to protect the Company in the event of default by the counterparty. The principal counterparty for the resale agreements at December 31, 1995 was UBS Securities, Inc.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------
NOTE 4.  INVESTMENT SECURITIES

      The Company adopted SFAS No. 115 at December 31, 1993. The cumulative effect of this change in accounting for equity and fixed income securities was a loss of $340,000, net of income taxes of $175,000, and was reported separately in the Consolidated Statement of Operations for the year ended December 31, 1993.

                                          DECEMBER 31, 1995
                         --------------------------------------------------
                                          GROSS           GROSS
                         AMORTIZED     UNREALIZED      UNREALIZED    MARKET
                           COST           GAINS         (LOSSES)      VALUE
                         --------------------------------------------------
                                          (DOLLARS IN THOUSANDS)

FIXED MATURITIES
- ----------------
 AVAILABLE-FOR-SALE:
  Corporate securities.....$ 28,805     $    448    $   (767)     $ 28,486
   U.S. Government and
   agencies obligations....  43,496          941          (6)       44,431
   Government National
    Mortgage Association...  66,361          496          (5)       66,852
   Obligations of states
    and political
    subdivisions...........   1,620           44         (40)        1,624
                            -------      -------     -------       -------
Total fixed maturities     $140,282     $  1,929    $   (818)     $141,393
                            =======      =======     =======       =======
EQUITY SECURITIES
- -----------------
 AVAILABLE-FOR-SALE:
  Common stock.............$    988     $      6    $   (235)     $    759
  Preferred stock..........   4,516          150         (97)        4,569
                            -------      -------     -------       -------
                              5,504          156        (332)        5,328
                            -------      -------     -------       -------
 TRADING:
  Common stock.............   1,137            4        (130)        1,011
  Preferred stock..........     151            -           -           151
                            -------      -------     -------       -------
                              1,288            4        (130)        1,162
                            -------      -------     -------       -------
Total equity securities    $  6,792     $    160    $   (462)     $  6,490
                            =======      =======     =======       =======
FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
- ---------------------------
 TRADING:
  Common stock............ $   (752)    $     36    $   (119)     $   (835)
  Options..................      (2)           1           -            (1)
                            -------      -------     -------       -------
Total financial instruments
 sold, but not yet
 purchased                 $   (754)    $     37    $   (119)     $   (836)
                            =======      =======     =======       =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------
NOTE 4. INVESTMENT SECURITIES (CONTINUED)

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

FIXED MATURITIES
- ----------------
 AVAILABLE-FOR-SALE:
  Corporate securities.....$ 34,590     $      6       $  (4,035)  $  30,561
  U.S. Government and
   agencies obligations....  46,885            -          (2,781)     44,104
  Government National
   Mortgage Association....  54,658            -          (1,790)     52,868
  Obligations of states
   and political sub-
   divisions...............   2,422           11            (149)      2,284
                            -------      -------         -------     -------
Total fixed maturities     $138,555     $     17        $ (8,755)   $129,817
                            =======      =======         =======     =======
EQUITY SECURITIES
- -----------------
 AVAILABLE-FOR-SALE:
  Common Stock.............$  2,713     $     41         $  (309)   $  2,445
  Preferred Stock..........   2,241            -            (327)      1,914
  Options..................   1,471            -            (844)        627
                            -------      -------          ------     -------
                              6,425           41          (1,480)      4,986
                            -------      -------          ------     -------
 TRADING:
  Common Stock.............   1,420            -             (41)      1,379
  Options..................      80            -             (62)         18
                            -------      -------          -------    -------
                              1,500            -            (103)      1,397
                            -------      -------         --------    -------
 Total equity securities   $  7,925     $     41        $ (1,583)   $  6,383
                            =======      =======         ========    =======
FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
 TRADING:
  Common Stock.............  (1,044)           -             (67)     (1,111)
  Options..................    (597)         137               -        (460)
                            -------      -------          ------     -------
Total financial instruments
 sold, but not yet
 purchased                 $ (1,641)    $    137        $    (67)   $ (1,571)
                            =======      =======         =======     =======

     The average market value of trading options sold, but not yet purchased was $21,000 for 1995.
     The average market value of trading long options was $36,000 and the average market value of trading options sold, but not yet purchased was $26,000 for 1994.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------
NOTE 4. INVESTMENT SECURITIES (CONTINUED)

     The amortized cost and market value of fixed income securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        DECEMBER 31, 1995
                                     -----------------------
                                     AMORTIZED        MARKET
                                       COST           VALUE
                                     -----------------------
                                     (DOLLARS IN THOUSANDS)

Due in one year or less..............$  1,590        $ 1,585
Due after one year through
 five years..........................   2,169          2,254
Due after five years through
 ten years...........................  47,681         48,523
Due after ten years..................  22,481         22,179
                                      -------        -------
                                       73,921         74,541
Government National Mortgage
 Association.........................  66,361         66,852
                                      -------        -------
                                     $140,282       $141,393
                                      =======        =======

      Approximately $9,543,000 of gross gains and $9,783,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1995.
      Approximately $2,507,000 of losses were realized on sales of options held for sale, $48,000 of losses were realized on options held for trading and $1,286,000 of losses were realized on sales of future contracts held for sale for the year ended December 31, 1995.
     Approximately $9,061,000 of gross gains and $10,981,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1994.
     Approximately $2,256,000 of gains were realized on sales of options held for sale, $52,000 of gains were realized on options held for trading and $223,000 of gains were realized on sales of future contracts held for sale for the year ended December 31, 1994.
     Approximately $5,845,000 of gross gains and $5,352,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1993.

NOTE 5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments not disclosed elsewhere in the notes (see Note 1 for Investments in Securities):

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------
NOTE 5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
         (CONTINUED)

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

     C.  FUNDS ON DEPOSIT

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

     D.  LONG-TERM DEBT OF SUBSIDIARIES

     The fair value of long-term debt is determined to equal carrying value as all debt outstanding carries interest rates which are based on prime rates or rates which approximate current market interest rates.

     The estimated fair values of financial instruments are as
follows:
                     DECEMBER 31, 1995         DECEMBER 31, 1994
                   ----------------------  ----------------------
                     CARRYING      FAIR       CARRYING     FAIR
                      AMOUNT      VALUE        AMOUNT     VALUE
                   ----------------------  ----------------------
                   (DOLLARS IN THOUSANDS)  (DOLLARS IN THOUSANDS)

FINANCIAL ASSETS:
 Fixed maturities.....$141,393    $141,393    $129,817    $129,817
 Equity securities....$  6,490    $  6,490    $  6,383    $  6,383
 Mortgage loans.......$    441    $    527    $    641    $    731
 Policy loans.........$  5,154    $  4,412    $  4,454    $  3,212

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------
NOTE 5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
         (CONTINUED)

                     DECEMBER 31, 1995         DECEMBER 31, 1994
                   ---------------------   ----------------------
                     CARRYING      FAIR       CARRYING     FAIR
                      AMOUNT      VALUE        AMOUNT     VALUE
                   ---------------------   ----------------------
                   (DOLLARS IN THOUSANDS)  (DOLLARS IN THOUSANDS)

FINANCIAL LIABILITIES:
 Funds on deposit.... $ 34,463    $ 38,231    $ 34,436    $ 37,525
 Financial instruments
  sold, but not yet
  purchased...........$    836    $    836    $  1,571    $  1,571
 Long-term borrowings.$ 12,111    $ 12,111    $ 14,111    $ 14,111

NOTE 6.  NET INVESTMENT INCOME

     Major categories of net investment income for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

                                     1995       1994       1993
                                   ------------------------------
                                      (DOLLARS IN THOUSANDS)

     INTEREST AND DIVIDENDS:
       Fixed income securities....$ 9,347    $ 9,646    $ 9,839
       Equity securities..........    681        967      1,511
       Short-term investments.....  1,371        653        485
       Other......................    441        674        616
                                   ------     ------     ------
                                   11,840     11,940     12,451
    Investment income from
     partnerships.................  2,257      1,189        919
    Investment expenses...........   (212)      (421)      (362)
                                   ------     ------     ------
     NET INVESTMENT INCOME........$13,885    $12,708    $13,008
                                   ======     ======     ======

NOTE 7. NET REALIZED AND UNREALIZED GAINS

     Net realized and unrealized gains (losses) on investments for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                     1995       1994       1993
                                   ----------------------------
                                      (DOLLARS IN THOUSANDS)

     Net realized gains (losses) ..$   (44)  $(1,787)   $   951
     Net unrealized gains
      (losses).....................     44      (134)      (116)
                                    ------    ------     ------
     NET REALIZED AND UNREALIZED
      GAINS (LOSSES)...............$   -     $(1,921)   $   835
                                    ======    ======     ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------
NOTE 8. OTHER INVESTMENTS

     Other investments consist of the following at December 31,
1995 and 1994:
                                                DECEMBER 31,
                                              1995         1994
                                          ----------------------
                                          (DOLLARS IN THOUSANDS)

     Partnership interests.................$18,889      $18,222
     Mortgage loans........................    441          641
     Policy loans..........................  5,154        4,454
     Real estate...........................    929          971
                                            ------       ------
                                           $25,413      $24,288
                                            ======       ======

      At December 31, 1995, the Company had an investment of approximately $4,086,000 in a limited partnership which invests primarily in relatively "market neutral" strategies, such as risk arbitrage and convertible arbitrage. In addition, the Company had an investment of $12,161,000 in another limited partnership which invests primarily in "market neutral" strategies such as equity arbitrage in the utility sector.

NOTE 9.  PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net at December 31, 1995 and 1994 are as follows:
                                                DECEMBER 31,
                                              1995        1994
                                           ----------------------
                                           (DOLLARS IN THOUSANDS)

     Land..................................$   -        $    93
     Buildings.............................    -            725
     Office equipment......................    526          494
     Leasehold improvements................    603          697
     Office furniture and fixtures.........  1,258        1,029
                                            ------       ------
                                             2,387        3,038
     Less accumulated depreciation
       and amortization.................... (1,183)      (1,402)
                                            ------       ------
     Property, plant and equipment,
       net.................................$ 1,204      $ 1,636
                                            ======       ======

NOTE 10. LIABILITY FOR UNPAID CLAIMS

      The liability for unpaid claims and claim adjustment expenses represents amounts needed to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------
NOTE 10. LIABILITY FOR UNPAID CLAIMS (CONTINUED)

      The change in the liability for unpaid claims and claim adjustment expenses for the Company's health and disability coverages is as follows:
                                            DECEMBER 31,
                                      1995      1994     1993
                                     -------------------------
                                       (DOLLARS IN THOUSANDS)

     Balance at beginning of year..$ 1,815   $ 2,558   $ 1,839
     Less:  reinsurance
      recoverables.................    327       719       427
                                    ------    ------    ------
     Net balance at beginning
      of year......................  1,488     1,839     1,412
     Amount incurred:               ------    ------    ------
     Current year.................. 20,234    19,612    16,787
     Prior years...................  4,530     3,124     5,073
                                    ------    ------    ------
       Total....................... 24,764    22,736    21,860
                                    ------    ------    ------
     Amount paid, related to:
     Current year.................. 14,490    14,662    13,050
     Prior years...................  8,890     8,425     8,383
                                    ------    ------    ------
       Total....................... 23,380    23,087    21,433
                                    ------    ------    ------
     Net balance end of year.......  2,872     1,488     1,839
     Plus: reinsurance recoverables    531       327       719
                                    ------    ------    ------
     Balance at end of year........  3,403     1,815     2,558

     Unpaid life claims............  1,759     2,619     1,846
                                    ------    ------    ------
     Total insurance policy claims.$ 5,162   $ 4,434   $ 4,404
                                    ======    ======    ======

      The schedule above reflects the due and unpaid, in the course of settlement and incurred but not reported components of the unpaid claims reserves for the Company's health and disability coverages. Unpaid claims reserves recorded in future policy benefits, which represent the present value of amounts not yet due on claims, are not reflected in the above schedule.

NOTE 11. LONG-TERM DEBT

     Long-term debt at December 31, 1995 and 1994 is as follows:

                                                 DECEMBER 31,
                                               1995        1994
                                           ----------------------
                                           (DOLLARS IN THOUSANDS)
     Credit agreement at Eurodollar
      rate plus 1.75%.......................$12,000     $14,000
     Other borrowings at a 7% annual
      interest rate.........................    111         111
                                             ------      ------
                                            $12,111     $14,111
                                             ======      ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------
NOTE 11. LONG-TERM DEBT (CONTINUED)

      The aggregate maturities of long-term debt at December 31, 1995 are as follows:
                      DOLLARS IN THOUSANDS

                   1996..............$ 4,022
                   1997..............  4,022
                   1998..............  4,022
                   1999..............     22
                   2000..............     23
                                      ------
                     Total           $12,111
                                      ======

      Cash payments for interest were approximately $1,241,000, $687,000, and $143,000, for the years ended December 31, 1995, 1994 and 1993, respectively.
      On December 30, 1993, a subsidiary of the Company entered into a $15,000,000 credit agreement ("Credit Agreement") to provide additional capital for the Insurance Group of which $3,000,000 was repaid through December 31, 1995. Under terms of the Credit Agreement, interest on the outstanding portion of the $15,000,000 loan is, at the option of the Company, based on either
(i) 1/4% plus the higher of the prime rate or the Federal Funds Rate plus 1.0% or (ii) the Eurodollar Rate plus 1-3/4%. The Credit Agreement (1) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (2) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions and (3) is secured by the stock of two of the Company's subsidiaries and a $15,000,000 contribution note of Madison Life. The weighted average annual interest rate on the Credit Agreement was 7.69% and 7.68% at December 31, 1995 and 1994 respectively.

NOTE 12. PREFERRED STOCK

      IHC is authorized to issue up to 20,000,000 shares of preferred stock, par value $1.00 per share.

NOTE 13.  COMMON STOCK

(A) IHC has reserved 5,193,128 shares of common stock for shares issuable under its stock option plan and outstanding warrants at December 31, 1995.

(B) During 1991, IHC announced a plan to repurchase shares of its common stock and warrants. Any shares repurchased through this program may, at the discretion of management, be retired. For the

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------
NOTE 13.  COMMON STOCK (CONTINUED)

year ended December 31, 1995, 664,181 common shares were repurchased at a cost of $2,251,000. Since the inception of the repurchase plan through December 31, 1995, 4,260,432 common shares have been repurchased at a cost of $10,935,000. All of such repurchased shares have either been retired or reissued.

NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS

(A)  STOCK OPTIONS

      On May 25, 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan under which 1,600,000 shares of common stock were reserved for options and other common stock awards to be granted under the plan. Under the terms of the plan, exercise prices are equal to the quoted market value of the shares at the date of grant. Further, the options will expire ten years from the date of the grant and will vest ratably over a three-year period beginning on the first anniversary of the date of grant.
     The following summarizes stock option information for the years ended December 31, 1995, 1994 and 1993:

                                   NUMBER OF     OPTION PRICE
                                     SHARES        PER SHARE
                                   --------------------------
     OPTIONS OUTSTANDING AT:
      December 31, 1995.............632,500     $1.25 - $6.25
          Issued....................601,500     $3.16 - $3.84
          Cancelled.................  6,000     $3.19 - $3.28
      December 31, 1994............. 37,000     $1.25 - $6.25
          Issued....................  5,000     $3.19
      December 31, 1993............. 32,000     $1.25 - $6.25
          Issued....................  3,000     $2.88
          Exercised................. 20,000     $1.25
      December 31, 1992............. 49,000     $1.25 - $6.25

      OPTIONS WERE EXERCISABLE AT:
       December 31, 1995............ 40,000     $1.25 - $6.25
       December 31, 1994............ 32,000     $1.25 - $6.25
       December 31, 1993............ 29,000     $1.25 - $6.25

      At December 31, 1995, options to purchase 929,884 shares were available for future grant under the plan.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS
          (CONTINUED)

(B)   SHARE PURCHASE WARRANTS

      At December 31, 1995, 1,287,294 share purchase warrants were outstanding, which are exercisable through June 30, 2001, at $25.00 for 2.822 shares of common stock. Such warrants are exercisable for a maximum of 3,632,744 shares of common stock.
      For the year ended December 31, 1995, the Company purchased 19,750 warrants at a cost of approximately $4,000. Since the inception of the repurchase plan through December 31, 1995, 404,491 warrants have been repurchased at a cost of $131,000. All of such repurchased warrants have been retired.

NOTE 15. INCOME TAXES

     The provision for income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 is as follows:

                               1995         1994         1993
                             ---------------------------------
                                  (DOLLARS IN THOUSANDS)

    CURRENT:
      U.S. Federal..........$   (45)     $    (5)     $   162
      State and Local.......    231          119          603
                             ------       ------       ------
                                186          114          765
                             ------       ------       ------
    DEFERRED:
      U.S. Federal.......... (1,415)        (795)       1,029
      State and Local.......   (171)         (42)        (203)
                             ------       ------       ------
                             (1,586)        (837)         826
                             ------       ------       ------
      Income tax expense
      (benefit)............ $(1,400)     $  (723)     $ 1,591
                             ======       ======       ======

      The Federal statutory rate of 34% in 1995, 1994 and 1993 is reconciled to the Company's effective income tax rate as follows:

                               1995        1994         1993
                            --------------------------------
                                  (DOLLARS IN THOUSANDS)
      Tax computed at the
       the statutory rate...$ 1,623     $   569      $ 1,915
      Dividends received
       deduction and tax
       exempt interest......   (198)       (292)        (226)
      Special life insurance
       statutory deductions.   (918)       (716)        (245)
      State income taxes, net
       of Federal effect....    (24)         29          192

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 15. INCOME TAXES (CONTINUED)

                               1995         1994         1993
                            ---------------------------------
                                  (DOLLARS IN THOUSANDS)

      Tax loss carryforwards
       recognized for
       financial reporting
       purposes............. (1,733)      (1,256)        (901)
      Expenses not taxed....      -            -          538
      Valuation allowance...   (132)       1,279            -
      Other, net............    (18)        (336)         318
                             ------       ------       ------
      Income tax expense
       (benefit)............$(1,400)     $  (723)     $ 1,591
                             ======       ======       ======

      The tax provision for the year ended December 31, 1995 allocated to stockholders' equity for unrealized gains on investment securities was $1,227,000.
      Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 1995 and 1994 relate to the following:

                                          DECEMBER 31,
                                       1995         1994
                                    ----------------------
                                    (DOLLARS IN THOUSANDS)

      DEFERRED TAX ASSETS:
       Loss carryforwards...........$  5,311     $  9,923
       Other investments............     511          306
       Unrealized losses on
        investment securities.......       -        3,450
       Deferred insurance policy
        acquisition costs...........     880          800
       Future insurance policy
        benefits....................   1,476        1,174
       Other........................   3,092        2,768
                                     -------      -------
       Total gross deferred
        tax assets..................  11,270       18,421
       Less valuation allowance.....  (8,552)     (15,700)
                                     -------      -------
       Net deferred tax assets......   2,718        2,721
                                     -------      -------
      DEFERRED TAX LIABILITIES:
       Other investments............     285          759
       Unrealized gains on
        investment securities.......     258           -
       Deferred insurance policy
        acquisition costs...........   3,040        3,435

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
NOTE 15. INCOME TAXES (CONTINUED)

                                          DECEMBER 31,
                                       1995         1994
                                    ----------------------
                                    (DOLLARS IN THOUSANDS)

       Future insurance policy
        benefits....................   1,308        1,093
       Other........................     943          929
                                     -------      -------
           Total gross deferred
            tax liabilities.........   5,834        6,216
                                     -------      -------
           Net deferred tax
            liability...............$ (3,116)    $ (3,495)
                                     =======      =======

      The $7,148,000 decrease in the valuation allowance for the year ended December 31, 1995 is primarily attributable to net changes in loss carryforwards and unrealized gains on investment securities.
      In 1988, the Company adopted SFAS No. 96 retroactive to January 1, 1987. Accordingly, tax benefits of net operating loss carryforwards that existed as of the date of the quasi-reorganization were recognized in 1988 and 1987 as a reduction of income tax expense. In September 1989, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 86 in which the SEC stated that registrants may no longer treat the tax benefits of such net operating loss carryforwards as prescribed by SFAS No. 96. Under SAB No. 86, which was adopted prospectively in 1989, registrants are required to record a charge in lieu of Federal income taxes in the Consolidated Statement of Operations with a corresponding credit to paid-in capital. For the years ended December 31, 1995, 1994 and 1993, the Company recorded $599,000, $363,000 and $65,000, respectively, in accordance with SAB No. 86. There is no impact on consolidated stockholders' equity related to the adoption of SAB No. 86. At December 31, 1995 there are no remaining tax benefits to be recognized for net operating loss carryforwards under SAB No. 86.
      At December 31, 1995, IHC had net operating loss carryforwards of approximately $9,500,000 on a tax return basis. In addition, a subsidiary of IHC had available, on a separate return basis, acquired net operating loss carryforwards of approximately $5,700,000 on a tax return basis.
      The utilization of acquired net operating loss carryforwards is limited in any one year to the lesser of (i) IHC's consolidated taxable income or (ii) the subsidiary's taxable income computed on a separate return basis.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 15. INCOME TAXES (CONTINUED)

      The net operating losses with their expiration dates are as follows:
                                    CONSOLIDATED   SEPARATE
                                       RETURN       RETURN
                                    ------------  ----------
      EXPIRATION DATE                (DOLLARS IN THOUSANDS)

      1996..........................$  -            $   400
      1997..........................   -              1,000
      1998..........................   -              2,500
      1999..........................   -              1,800
      2005..........................  9,200            -
      2008..........................    300            -

      The Company files a consolidated Federal income tax return on a June 30 fiscal year. On July 1, 1993, the Insurance Group became included in the Company's consolidated Federal income tax return. For all prior tax periods, the Insurance Group has filed separate Federal income tax returns, except for the period from July 1, 1989 through March 22, 1991 when Standard Life and its subsidiaries were included in the Company's consolidated Federal income tax return as the result of an election made by the Company.
      Under provisions of the Life Insurance Company Tax Act of 1959, certain special deductions were allowed life insurance companies for Federal income tax purposes and were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account will result in the Company incurring an additional tax. The Company has provided through its income tax provision on operations a tax expense of $1,122,000 in 1992 and prior years for this additional tax related to the policyholders' surplus account. A deferred tax liability of approximately $936,000 related to the $2,753,000 remaining balance of the policyholders' surplus account has not been recognized. This liability will be recognized when the Company expects that a transaction will occur which will give rise to a tax on the remaining balance of the policyholders' surplus account.
      Net cash payments (refunds) for income taxes were approximately $1,355,000, $(200,000), and $2,508,000 in 1995,
1994 and 1993, respectively.

NOTE 16.  COMMITMENTS AND CONCENTRATION OF CREDIT RISK

      Certain subsidiaries of IHC are obligated under non-cancelable lease agreements for office space. Total rental expense for the years 1995, 1994 and 1993 for operating leases was approximately $643,000, $581,000 and $536,000, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 16.  COMMITMENTS AND CONCENTRATION OF CREDIT RISK
          (CONTINUED)

      The approximate minimum annual rental expense for operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 1995 are as follows:

                          DOLLARS IN THOUSANDS
                          --------------------
                        1996..............$  554
                        1997..............   563
                        1998..............   574
                        1999..............   548
                        2000..............   486
                        Thereafter........   673
                                           -----
                          Total           $3,398
                                           =====
      The Company does not provide any post-retirement benefits to its employees.
      At December 31, 1995, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders equity, except for investments in obligations of the U.S. Government and its agencies.
      A subsidiary of IHC is committed to invest up to $210,000 in partnership investments.

NOTE 17.  REINSURANCE

      Standard Life and Madison Life reinsure portions of certain risks that they underwrite in order to limit the assumption of disproportionate risks. Standard Life and Madison Life retain varying amounts of individual life or group life insurance up to a maximum on any one life of $210,000 and $25,000, respectively. Amounts not retained are ceded to other companies on an automatic or facultative basis. Standard Life and Madison Life are contingently liable with respect to reinsurance in the unlikely event the assuming reinsurers are unable to meet their obligations. In addition, Standard Life and Madison Life participate in various coinsurance treaties. Due to the actuarial probability of the risks assumed, the net risks assumed by Standard Life and Madison Life through the above-mentioned reinsurance are not considered material contingent liabilities.
      The effect of reinsurance on benefits to policyholders and premiums earned is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 17.  REINSURANCE (CONTINUED)

                               ASSUMED    CEDED
                    DIRECT   FROM OTHER  TO OTHER    NET     ASSUMED
                    AMOUNT   COMPANIES   COMPANIES  AMOUNT    TO NET
                    ------------------------------------------------
                                 (DOLLARS IN THOUSANDS)

BENEFITS TO POLICYHOLDERS:

DECEMBER 31, 1995    $81,930   $ 6,370   $53,069   $35,231    18.1%
DECEMBER 31, 1994    $81,631   $ 6,293   $52,893   $35,031    18.0%
DECEMBER 31, 1993    $63,003   $ 7,570   $34,551   $36,022    21.0%

PREMIUMS EARNED:

DECEMBER 31, 1995
  Life...........    $ 16,030  $  2,821  $  6,530  $ 12,321   22.9%
  Health.........     111,154     3,686    70,760    44,080    8.4%
                      -------   -------   -------   -------
                     $127,184  $  6,507  $ 77,290  $ 56,401   11.5%
                      =======   =======   =======   =======
DECEMBER 31, 1994
  Life...........    $ 13,768  $  3,270  $  5,620  $ 11,418   28.6%
  Health.........     103,008     2,404    66,207    39,205    6.1%
                      -------   -------   -------   -------
                     $116,776  $  5,674  $ 71,827  $ 50,623   11.2%
                      =======   =======   =======   =======
DECEMBER 31, 1993
  Life...........    $ 11,425  $  4,965  $  3,923  $ 12,467   39.8%
  Health.........      88,875     2,061    55,865    35,071    5.9%
                      -------   -------   -------   -------
                     $100,300  $  7,026  $ 59,788  $ 47,538   14.8%
                      =======   =======   =======   =======


NOTE 18. SEGMENT REPORTING

      IHC's operating segment, the Insurance Group, sells and reinsures accident and health, life and annuity products, and is actively exploring opportunities in the managed health care market. The Insurance Group consists of IHC's three insurance subsidiaries, Standard Life, Madison Life and First Standard and their affiliates.
      Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment. Corporate assets are composed principally of cash equivalents, resale agreements, marketable securities, the Company's remaining real estate operations and certain other investments. Information by business segment for the years ended December 31, 1995, 1994 and 1993 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
NOTE 18. SEGMENT REPORTING (CONTINUED)

                                1995          1994          1993
                            ------------------------------------
                                     (DOLLARS IN THOUSANDS)
REVENUES:
 Insurance..................$ 69,792      $ 59,930      $ 64,241
 Corporate..................   1,635         1,574         1,203
                             -------       -------       -------
                            $ 71,427      $ 61,504      $ 65,444
                             =======       =======       =======
OPERATING INCOME FROM
 CONTINUING OPERATIONS:
  Insurance.................$  7,797      $  4,690      $  8,772
  Corporate.................   1,635         1,574         1,203
  Less:
   Corporate general
    expenses................   3,559         3,623         4,251
   Corporate interest
    expense.................   1,101           968            92
                             -------       -------       -------
                            $  4,772      $  1,673      $  5,632
                             =======       =======       =======

IDENTIFIABLE ASSETS AT YEAR-END:
 Insurance..................$266,832      $248,222      $257,245
 Corporate..................  12,082        11,897        15,256
 Discontinued operations....   7,293         6,249         4,488
                             -------       -------       -------
                            $286,207      $266,368      $276,989
                             =======       =======       =======

NOTE 19.  DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES

     Dividends from Madison Life are subject to the prior notification of the Commissioner of Insurance of the State of Wisconsin ("Commissioner") if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year. In addition, if such dividends, together with the fair value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year or 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Commissioner within 30 days of its receipt of notice thereof. No dividends were paid by Madison Life in 1994 or 1995. The payment of dividends by Standard Life to its parent, Madison Life, requires prior approval of the New York Superintendent of Insurance and is limited by net income and capital and surplus. First Standard may pay dividends to its parent, a subsidiary of Standard Life, without the prior approval of the Delaware Insurance Commissioner in an amount, the fair market value of which, together with that of other dividends or distributions made within the preceding 12

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 19.  DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES
          (CONTINUED)

months does not exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 and (ii) net income, not including realized capital gains, for the twelve month period ending the 31st day of December next preceding. First Standard declared and paid dividends of $1,780,000 and $350,000 in 1995 and 1994, respectively.
     Combined net income of the Insurance Group, as determined in accordance with statutory accounting practices, was approximately $6,926,000, $7,452,000, and $3,347,000 for 1995, 1994 and 1993,
respectively. Statutory capital and surplus for the Insurance Group was approximately $48,193,000 and $43,327,000 at December 31, 1995 and 1994, respectively. Stockholder's equity of the Insurance Group was approximately $49,172,000 and $34,471,000 as of December 31, 1995 and 1994, respectively.

NOTE 20.  QUARTERLY DATA (UNAUDITED)

     The quarterly results of operations for the years ended
December 31, 1995 and 1994 are summarized below:

                                FIRST       SECOND     THIRD       FOURTH
                               QUARTER     QUARTER    QUARTER     QUARTER
                              -------------------------------------------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1995
- -----
 Total revenues...............$ 16,218    $ 17,932   $ 17,803    $ 19,474
                               =======     =======    =======     =======
 Income from continuing
  operations..................$    149    $  1,261   $  1,583    $  3,179
 Income from discontinued
  operations, net.............     588         528        442         470
                               -------     -------    -------     -------
 Net income...................$    737    $  1,789   $  2,025    $  3,649
                               =======     =======    =======     =======
 Per Common Share
 Income from continuing
  operations..................$    .01    $    .09   $    .10    $    .21
 Income from discontinued
  operations, net.............     .04         .03        .03         .03
                               -------     -------    -------     -------
 Net income...................$    .05    $    .12   $    .13    $    .24
                               =======     =======    =======     =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 20.  QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                FIRST       SECOND     THIRD       FOURTH
                               QUARTER     QUARTER    QUARTER     QUARTER
                              -------------------------------------------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1994
- ----
 Total revenues...............$ 17,780    $ 15,206   $ 14,535    $ 13,983
                               =======     =======    =======     =======
 Income from continuing
  operations..................$  1,317    $    645   $   (112)   $    546
 Income from discontinued
  operations, net.............     455         562        660         162
                               -------     -------    -------     -------
 Net income...................$  1,772    $  1,207   $    548    $    708
                               =======     =======    =======     =======
Per Common Share
 Income from continuing
  operations..................$    .08    $    .04   $      -    $    .04
 Income from discontinued
  operations, net.............     .03         .04        .04         .01
                               -------     -------    -------     -------
 Net income...................$    .11    $    .08   $    .04    $    .05
                               =======     =======    =======     =======

                                                               SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES
DECEMBER 31, 1995

    COLUMN A                 COLUMN B        COLUMN C          COLUMN D
- ------------------          ----------      ----------     ----------------
                                                            AMOUNT AT WHICH
                                                             SHOWN IN THE
TYPE OF INVESTMENT             COST          VALUE (1)     BALANCE SHEET (2)
- ------------------          ----------      ----------     ----------------
FIXED INCOME SECURITIES:
 BONDS:
  United States Government
   and authorities..........$ 109,857,000   $ 111,283,000   $ 111,283,000
  States, municipalities
   and political sub-
   divisions................    1,620,000       1,624,000       1,624,000
  Public utilities..........   18,699,000      18,296,000      18,296,000
  All other corporate
   securities...............   10,106,000      10,190,000      10,190,000
                             ------------    ------------    ------------
   TOTAL FIXED
    INCOME SECURITIES.......$ 140,282,000   $ 141,393,000   $ 141,393,000
                             ============    ============    ============
EQUITY SECURITIES:
 COMMON STOCKS:
  Public utilities..........$     419,000   $     280,000   $     280,000
  Banks, trusts, and
   insurance................      376,000         308,000         308,000
  Industrial, miscellaneous
    and other...............    1,330,000       1,182,000       1,182,000
 NON-REDEEMABLE PREFERRED
  STOCK.....................    4,667,000       4,720,000       4,720,000
                             ------------    ------------    ------------
   TOTAL EQUITY SECURITIES..$   6,792,000   $   6,490,000   $   6,490,000
                             ============    ============    ============
 FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED:
  EQUITY SECURITIES:
  COMMON STOCKS:
   Industrial,
     miscellaneous and
     other..................$    (752,000)  $    (835,000)  $    (835,000)
  OPTIONS...................       (2,000)         (1,000)         (1,000)
                             ------------    ------------    ------------
    TOTAL FINANCIAL
     INSTRUMENTS SOLD, BUT
     NOT YET PURCHASED......$    (754,000)  $    (836,000)  $    (836,000)
                             ============    ============    ============

                                                               (CONTINUED)

                                                               SCHEDULE I
                                                               (CONTINUED)


    COLUMN A                 COLUMN B        COLUMN C          COLUMN D
- ------------------          ----------      ----------     ----------------
                                                            AMOUNT AT WHICH
                                                             SHOWN IN THE
TYPE OF INVESTMENT             COST          VALUE (1)     BALANCE SHEET (2)
- ------------------          ----------      ----------     ----------------

Securities purchased under
 agreements to resell.......$   5,195,000        -          $   5,195,000
Partnership interests.......   18,889,000        -             18,889,000
Mortgage loans..............      441,000        -                441,000
Policy loans................    5,154,000        -              5,154,000
Real estate.................      929,000        -                929,000
Short-term investments (3)..    7,376,000        -              7,376,000
                             ------------                    ------------
   TOTAL INVESTMENTS........$ 184,304,000        -          $ 185,031,000
                             ============                    ============


NOTES:

(1) Reflects market value of fixed income securities and equity securities at the balance sheet date.

(2) The total amounts of fixed income securities, equity securities and short-term investments shown in Column D differs from the total amounts shown in Column B as a result of unrealized gains (losses) on equity and fixed income securities.

(3) Short-term investments consist of U. S. Treasury Bills with maturities of 91 days to 1 year.

                                                               SCHEDULE III

                         INDEPENDENCE HOLDING COMPANY
                                BALANCE SHEETS
                               (PARENT COMPANY)

                                                         DECEMBER 31,
                                                      1995          1994
                                                 -----------   -----------
ASSETS:
 Cash and cash equivalents......................$    249,000  $    646,000
 Investments in consolidated subsidiaries.......  64,143,000    61,875,000
 Amounts due from consolidated subsidiaries.....   4,006,000     3,018,000
 Notes and other receivables....................      31,000        27,000
 Other assets...................................      66,000        58,000
 Net assets of discontinued operations..........   7,293,000     6,249,000
                                                 -----------   -----------
      TOTAL ASSETS..............................$ 75,788,000  $ 71,873,000
                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and other liabilities........$  3,544,000  $  4,084,000
  Amounts due to consolidated subsidiaries......     340,000    11,784,000
  Dividends payable.............................     297,000       311,000
                                                 -----------   -----------
     TOTAL LIABILITIES..........................   4,181,000    16,179,000
                                                 -----------   -----------
STOCKHOLDERS' EQUITY:
 Common stock, par value $1 per share
  (50,000,000 shares authorized; 14,864,549
  and 15,528,730 shares issued and outstanding,
  respectively, net of 4,377,900 shares in
  treasury).....................................  14,865,000    15,529,000
 Paid-in capital................................  68,812,000    69,800,000
 Unrealized gains (losses) on investments, net
  of deferred taxes (tax benefits) of $321,000
  and ($906,000), respectively..................     495,000    (9,168,000)
 Accumulated deficit............................ (12,565,000)  (20,467,000)
                                                 -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY.................  71,607,000    55,694,000
                                                 -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$ 75,788,000  $ 71,873,000
                                                 ===========   ===========


The financial information of Independence Holding Company (Parent
Company) should be read in conjunction with the Consolidated
Financial Statements and Notes thereto.

                                                               SCHEDULE III
                                                               (CONTINUED)

                           INDEPENDENCE HOLDING COMPANY
                             STATEMENTS OF OPERATIONS
                                 (PARENT COMPANY)

                                        YEAR ENDED DECEMBER 31,
                                  1995            1994            1993
                             ------------------------------------------
REVENUES:
 Net investment income
  (loss)....................$    18,000     $  (130,000)    $  (487,000)
 Other income...............    529,000         573,000         470,000
                             ----------      ----------      ----------
                                547,000         443,000         (17,000)
                             ----------      ----------      ----------
EXPENSES:
 General and adminis-
  trative expenses..........  2,778,000       3,201,000       3,907,000
                             ----------      ----------      ----------
Loss before income tax
 benefit.................... (2,231,000)     (2,758,000)     (3,924,000)
Income tax benefit (1)...... (1,995,000)     (2,211,000)     (1,404,000)
                             ----------      ----------      ----------
Loss before equity in net
 income of subsidiaries and
 discontinued operations....   (236,000)       (547,000)     (2,520,000)
Equity in undistributed
 net income of
 subsidiaries...............  6,408,000       2,943,000       6,561,000

Cumulative effect of
 accounting changes.........     -               -             (340,000)
Income from discontinued
 operations, net............  2,028,000       1,839,000       1,378,000
                             ----------      ----------      ----------
Net income..................$ 8,200,000     $ 4,235,000     $ 5,079,000
                             ==========      ==========      ==========

The financial information of Independence Holding Company (Parent
Company) should be read in conjunction with the Consolidated
Financial Statements and Notes thereto.

NOTE:

(1) Includes a charge in lieu of Federal income taxes of $599,000 in 1995, $363,000 in 1994, and $65,000 in 1993 with a corresponding credit to paid-in capital.

                                                               SCHEDULE III
                                                               (CONTINUED)
                         INDEPENDENCE HOLDING COMPANY
                           STATEMENTS OF CASH FLOWS
                               (PARENT COMPANY)

                                               YEAR ENDED DECEMBER 31,
                                          1995          1994         1993
                                      -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................   $ 8,200,000   $ 4,235,000  $ 5,079,000
  Adjustments to reconcile net income
   to net cash used by operating
   activities:
   Equity in net income of
    subsidiaries...................    (6,408,000)   (2,943,000)  (6,561,000)
   Income from discontinued
    operations, net................    (2,028,000)   (1,839,000)  (1,378,000)
   Cumulative effect of change in
    accounting principle......... ..      -              -           340,000
   Income tax benefit credited to
    paid-in capital................       599,000       363,000       65,000
   Realized losses on sales of
    investment securities..........       -             198,000      557,000
   Change in other assets and
    liabilities....................    (3,759,000)   (1,801,000)    (605,000)
                                       ----------    ----------   ----------
      Net cash used by operating
       activities..................    (3,396,000)   (1,787,000)  (2,503,000)
                                       ----------    ----------   ----------
CASH FLOWS FROM INVESTING SECURITIES:
 Discontinued operations, net......      (301,000)     (741,000)      80,000
 Decrease in investment in and
  advances to consolidated
  subsidiaries.....................     5,862,000     3,940,000    5,933,000
                                       ----------    ----------   ----------
 Net cash provided by investing
  activities.......................     5,561,000     3,199,000    6,013,000
                                       ----------    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock..........        -              -           25,000
 Repurchase of common stock
  and warrants.....................    (2,251,000)   (1,009,000)  (3,359,000)
 Dividends paid....................      (311,000)     (316,000)    (321,000)
   Net cash used by financing        ------------    ----------   ----------
    activities.....................    (2,562,000)   (1,325,000)  (3,655,000)
                                     ------------    ----------   ----------
 Increase (Decrease) in cash and
  cash equivalents.................      (397,000)       87,000     (145,000)
 Cash and cash equivalents,
  beginning of year................       646,000       559,000      704,000
 Cash and cash equivalents, end of   ------------    ----------   ----------
  year............................. $     249,000   $   646,000  $   559,000
                                     ============    ==========   ==========

The financial information of Independence Holding Company (Parent
Company) should be read in conjunction with the Consolidated
Financial Statements and Notes thereto.


                                          INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
                                               SUPPLEMENTARY INSURANCE INFORMATION
                                                   (DOLLARS IN THOUSANDS)

                            FUTURE
                            POLICY                               NET                 AMORTIZ-
                           BENEFITS,                         INVESTMENT              ATION OF
                            CLAIMS                           INCOME AND              DEFERRED
                DEFERRED   & OTHER                             GAINS,               INSURANCE     OTHER
               INSURANCE   POLICY-                           AND OTHER   BENEFITS    ACQUIS-    OPERATING
              ACQUISITION  HOLDERS'   UNEARNED   PREMIUM      INCOME       AND        ITION      EXPENSES   PREMIUMS
                COSTS       FUNDS     PREMIUMS   REVENUE        (1)       CLAIMS      COSTS        (2)      WRITTEN
               -------     -------    -------    -------     -------     -------     -------     -------     -------
DECEMBER 31, 1995:
 Life and
  annuity.....$  5,116    $ 91,310   $  4,274   $ 12,321    $  7,251    $  9,998    $  2,286    $  4,690    $ 11,894
 Health.......   4,040      54,258      8,391     44,080       6,140      27,347       1,612      16,062      43,756
               -------     -------    -------    -------     -------     -------     -------     -------     -------
              $  9,156    $145,568   $ 12,665   $ 56,401    $ 13,391    $ 37,345    $  3,898    $ 20,752    $ 55,650
               =======     =======    =======    =======     =======     =======     =======     =======     =======
DECEMBER 31, 1994:
 Life and
  annuity.....$  6,219    $ 89,179   $  5,222   $ 11,418    $  4,485    $  8,842    $  3,097    $  3,618    $ 10,828
 Health.......   4,760      47,129      9,458     39,205       4,822      23,975       2,476      13,232      37,481
               -------     -------    -------    -------     -------     -------     -------     -------     -------
              $ 10,979    $136,308   $ 14,680   $ 50,623    $  9,307    $ 32,817    $  5,573    $ 16,850    $ 48,309
               =======     =======    =======    =======     =======     =======     =======     =======     =======
DECEMBER 31, 1993:
 Life and
  annuity.....$  7,993    $ 91,593   $  6,459   $ 12,467    $  9,688    $ 12,071    $  3,604    $  3,280    $ 14,505
 Health.......   5,941      50,552     10,486     35,071       7,016      21,929       2,840      11,746      36,300
               -------     -------    -------    -------     -------     -------     -------     -------     -------
              $ 13,934    $142,145   $ 16,945   $ 47,538    $ 16,704    $ 34,000    $  6,444    $ 15,026    $ 50,805
               =======     =======    =======    =======     =======     =======     =======     =======     =======

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

11 Statement re: computation of per share earnings for the years ended December 31, 1995, 1994 and 1993.

21 Principal subsidiaries of Independence Holding Company, as of March 15, 1996.

23 Consent of KPMG Peat Marwick LLP.

27 Financial Data Schedule.

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

