Form 10-K405/A
period 1995-12-31
INDEPENDENCE HOLDING CO
filed 1996-04-25
CIK 701869

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                                 FORM 10-K/A
                              AMENDMENT NO. 1
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
               -------------------------------------------
                      COMMISSION FILE NUMBER 0-10306
                      ------------------------------

                      INDEPENDENCE HOLDING COMPANY
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

       DELAWARE                         58-1407235
- ------------------------   ------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT    06902
- ---------------------------------------------------------------
(Address of Principal Executive Offices)      (Zip Code)

                          (203) 358-8000
                        ------------------
                        (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
                           NONE
- ---------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                COMMON STOCK, $1.00 PAR VALUE
                   SHARE PURCHASE WARRANTS
- ---------------------------------------------------------------
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

                                  PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------
DIRECTORS

      Set forth below are each director's name, age, all positions and offices held with the Company, principal occupations, directorships and business experience during the past five years.

HAROLD E. JOHNSON, age 77
Director

      Since November 1987, director of the Company; for more than five years prior to retirement in 1983, Executive Vice President of The Continental Corporation, a diversified insurance and financial holding company with principal offices in New York, New York; since November 1993, director of Queens County Bancorp, Inc., a banking holding company with principal offices in Queens County, New York.

ALLAN C. KIRKMAN, age 52
Director

      Since December 1980, director of the Company; for more than the past five years, Executive Vice President of Mellon Bank, N.A., a national bank with principal offices in Pittsburgh, Pennsylvania.

STEVEN B. LAPIN, age 50
President and Chief Operating Officer
Director

      Since July 1991, director of the Company; since November 1993, President and Chief Operating Officer of the Company; for more than two years prior to November 1993, Executive Vice President - Operations of the Company; since October 1993, President and Chief Operating Officer of Geneve Corporation, a private diversified holding company with principal offices in Stamford, Connecticut, which is an affiliate of the Company ("Geneve"); for more than two years prior to October 1993, Executive Vice President and Chief Operating Officer of Geneve; for more than the past five years, director of Geneve.

DONALD T. NETTER, age 34
Senior Vice President - Investments
Director

      Since November 1993, director of the Company; since January 1995, Senior Vice President - Investments of the Company; since February 1994, Senior Vice President - Investments of Geneve; from February 1992 to August 1993, Senior Vice President and Treasurer of Damon Corp., a clinical laboratory testing company with principal offices in Needham Heights, Massachusetts ("Damon"); for more than one year prior to February 1992, Vice President of Damon; for more than three years prior to August 1993, a director of Damon. Mr. Donald T. Netter is the son of Mr. Edward Netter.

EDWARD NETTER, age 63
Chairman and Chief Executive Officer
Director

      Since December 1980, director of the Company; for more than the past five years, Chairman and Chief Executive Officer of the Company; from December 1990 to November 1993, President of the Company; for more than the past five years, Chairman, Chief Executive Officer and director of Geneve.

EDWARD J. SCHEIDER, age 79
Director

      Since November 1987, director of the Company and Chairman of the Audit Committee; for more than five years prior to retirement in March 1995, Vice President of Kidder, Peabody & Co., Inc., an investment banking and brokerage firm with principal offices in New York, New York.

ROY T.K. THUNG, age 52
Executive Vice President,
Chief Financial Officer and
Treasurer
Director

      Since December 1990, director of the Company; since November 1993, Executive Vice President, Chief Financial Officer and Treasurer of the Company; from May 1990 to November 1993, Senior Vice President, Chief Financial Officer and Treasurer of the Company; from June 1983 to December 1986, director of the Company; since November 1993, Executive Vice President and Chief Financial Officer of Geneve, for more than three years prior to November 1993, Senior Vice President and Chief Financial Officer of Geneve.

F. PETER ZOCH, III, age 53
Director

      Since December 1980, director of the Company; from December
1990 to June 1993, Vice Chairman of the Board of the Company; for more than the past five years, Chairman of the Executive Committee of the Company; for more than two years prior to July 1992, President and director of Geneve.

EXECUTIVE OFFICERS

      In addition to Messrs. Lapin, Donald T. Netter, Edward Netter and Thung, listed above, who also serve as directors of the Company, set forth below are each executive officer's name, age, all positions and offices held with the Company, principal occupations and business experience during the past five years. Officers are elected by the Board of Directors, each to serve until his successor is elected and has qualified, or until his earlier resignation, removal from office or death.

TERESA A. HERBERT, age 34
Vice President and Controller

      Since October 1991, Vice President and Controller of the
Company; for more than one year prior thereto, Assistant
Controller of the Company.

DAVID T. KETTIG, age 37
Vice President - Legal and Secretary

      Since March 1992, Vice President - Legal and Secretary of the Company; since March 1992, Vice President - Legal and Secretary of Geneve; for more than one year prior thereto, associate attorney practicing in the areas of corporate and securities law with Battle Fowler, a law firm located in New York, New York.

BRIAN R. SCHLIER, age 41
Vice President - Taxation

      Since May 1991, Vice President - Taxation of the Company; for more than the past five years, Director of Taxation of Geneve.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------
                                                          SUMMARY COMPENSATION TABLE

      The following table sets forth compensation paid by the Company and its subsidiaries to the five most highly compensated executive officers of the Company during the year ended December 31, 1995 (the "Named Officers") for services rendered for the last three fiscal years.

                                                                                      Long Term Compensation
                                                                              -----------------------------------
                                              Annual Compensation                      Awards             Payouts
                              --------------------------------------------    -------------------------  --------
              (a)              (b)        (c)          (d)        (e)            (f)           (g)         (h)             (i)

                                                                              Restricted    Securities
                                                              Other Annual      Stock       Underlying      LTIP      All Other
                                         Salary       Bonus   Compensation     Awards       Options       Payouts  Compensation (1)
Name and Principal Position   Year        ($)          ($)       ($)            ($)           (#)           ($)         ($)
- ---------------------------   ----      -------      -------  ------------    ----------    ----------    -------  ----------------

Edward Netter..............   1995      251,159         -           -              -           -             -          2,584
 Chairman and Chief           1994      251,040       50,000        -              -           -             -          2,653
 Executive Officer            1993      291,000       50,000        -              -           -             -          2,538

Steven B. Lapin............   1995      250,851      150,000        -              -        236,000          -         36,826
 President and Chief          1994      249,990      150,000        -              -           -             -        113,108
 Operating Officer            1993      225,000      150,000        -              -           -             -         90,260

Roy T.K. Thung.............   1995      200,853      120,000        -              -        189,000          -         32,410
 Executive Vice President     1994      200,000      120,000        -              -           -             -         98,953
 Chief Financial Officer,     1993      180,000      120,000        -              -           -             -         78,965
 and Treasurer

Donald T. Netter...........   1995      142,021       91,338        -              -           -             -          1,872
 Senior Vice President -
 Investments

David T. Kettig............   1995      103,775       20,416        -              -         25,000        22,250       1,051
 Vice President -             1994       99,455       23,332        -              -           -             -         (7,095)
 Legal and Secretary          1993      102,000       23,331        -              -           -             -         10,152


                                                                         - 5 -

(1) Amounts shown for 1993, 1994 and 1995 for all of the Named Officers include the dollar value of premiums paid for term life insurance. In addition, amounts shown for Messrs. Lapin and Thung include amounts accrued during 1993, 1994 and 1995 under Retirement Benefit Agreements with the Company (described below under the heading "Retirement Benefit Agreements"). Amounts shown for Mr. Kettig also include the value of incentive units based on the increase or decrease in book value per share of the Company's Common Stock for each of calendar years 1993 and 1994; such units were paid in full in 1995. The Named Officers also received compensation and benefits during 1993, 1994 and 1995 from Geneve and/or its affiliates (other than the Company) for services rendered to such companies, which amounts are not included in this table.

                      OPTION GRANTS IN LAST FISCAL YEAR


      The following table sets forth certain information concerning grants of stock options to the Named Officers who received grants during 1995.


                                                                  Grant Date
                         Individual Grants                           Value
- -----------------------------------------------------------------------------
      (a)           (b)           (c)         (d)        (e)            (f)

                                 % of
                  Number of     Total
                  Securities    Options                               Grant
                  Underlying   Granted to   Exercise                  Date
                  Options      Employees    or Base                  Present
                  Granted      in Fiscal     Price     Expiration    Value $
      Name           (#)          Year       ($/Sh)       Date         (1)
      ---------   ----------   ----------   --------   ----------    -------
      Steven B.   137,500         23%         3.28      4/4/05       184,250
       Lapin       98,500         17%         3.84      12/29/05     132,975

      Roy T.K.    112,500         19%         3.28      4/4/05       150,750
       Thung       76,500         13%         3.84      12/29/05     103,275

      David T.
       Kettig      25,000          4%         3.28      4/4/05        33,500


(1) Present value determinations were made using the Black-Scholes model of theoretical options pricing, and were based on the following assumptions: (A) expected volatility is based on the three year period, calculated weekly, preceding the date of grant; (B) the risk-free rate of return is based on the close of the 10 year U.S. Treasury Note yield to maturity as at the date of grant; (C) dividend yield assumes that the current dividend rate paid on the Common Stock continues unchanged until the expiration date of the options and (D) a three-year phased-in vesting period that averages two years. The actual value an executive officer receives is dependent on future stock market conditions, and there can be no assurance that the amounts reflected in column (f) of the Option Grants Table will actually be realized. No gain would be realized by an executive officer without appreciation in the market value of the Common Stock, which would benefit all stockholders commensurately.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR -
                              END OPTION VALUES


      The following table sets forth certain information concerning stock options of the Named Officers who had options at December
31, 1995.  No options were exercised in 1995 by the Named
Officers.

       (a)          (b)          (c)          (d)           (e)
                                            Number of
                                            Securities     Value of
                                            Underlying     Unexercised
                                            Unexercised    In-the-Money
                                            Options at     Options at
                                            FY-End(#)      FY-End($)
                  Shares
               Acquired on       Value      Exercisable/   Exercisable/
      Name     Exercise(#)    Realized($)   Unexercisable  Unexercisable
- ------------------------------------------------------------------------
Steven B. Lapin    0              0           0/236,000      0/$64,625

Roy T.K. Thung     0              0           0/189,000      0/$52,875

David T. Kettig    0              0           0/25,000       0/$11,750



DIRECTORS' COMPENSATION

      Directors of the Company who are not also officers of the Company receive a monthly fee of $500 plus $400 for each Board or Committee meeting attended. Directors who are officers of the Company do not receive compensation for serving as directors of the Company.

      Pursuant to the Company's 1988 Stock Incentive Plan, directors of the Company who are not also employees of the Company or a subsidiary ("Independent Directors") are each granted non-qualified stock options with respect to 1,000 shares of Common Stock at the first meeting of the Board of Directors following each Annual Meeting of Stockholders of the Company, which stock options vest six months after date of grant. Outstanding options granted at such 1995 Board meeting fully vested on December 23, 1995, and have an exercise price of $3.156 per share.


RETIREMENT BENEFIT AGREEMENTS

      In 1991, the Company entered into retirement benefit agreements with Messrs. Lapin and Thung pursuant to which they are entitled to receive cash payments, based upon their salaries, at such time as they retire or otherwise terminate their employment with the Company. Such payments are fully vested. Assuming that such individuals' employment with the Company had terminated on December 31, 1995, Messrs. Lapin and Thung would have been entitled to receive approximately $430,196 and $394,226, respectively, which amounts increase each year they remain employed by the Company until they attain age 62. Of such amounts, $34,486 and $30,070, respectively, were accrued in 1995 for Messrs. Lapin and Thung.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
            ---------------------------------------------------
      Listed below are the number of shares of Common Stock beneficially owned as of April 1, 1996 by the holders of more than 5% of the Common Stock of the Company.

                                            Common Stock
                                            ------------
     Geneve Holdings, Inc.(1)..........       8,185,815
     96 Cummings Point Road                     (55.1%)
     Stamford, Connecticut 06902

(1)   According to (i) information disclosed in Amendment No. 33 to
      Schedule 13D dated May 13, 1993 of Geneve Holdings, Inc. (together with its affiliates also referred to herein as "Geneve") supplemented by (ii) information provided to the Company by Geneve in response to a Company questionnaire, a group consisting of Geneve and certain of its affiliates are the beneficial owners of 8,185,815 shares of Common Stock. As of December 31, 1995, Geneve did not own any of the Company's share purchase warrants (the "Warrants"). Edward Netter, Chairman and Chief Executive Officer and a director of the Company, is an executive officer and a director of Geneve. Donald T. Netter, an executive officer and a director of the Company, is an executive officer of Geneve. Edward Netter and members of his family (including Donald T. Netter) own more than 50% of the voting stock of Geneve. Edward Netter and Donald T. Netter disclaim beneficial ownership as to the shares of Common Stock owned by Geneve.

                       _____________________________


      To the best knowledge of the Company, Geneve has sole investment and voting power with respect to the shares listed above, and no other person or persons acting in concert own beneficially more than 5% of the Common Stock.

      The following table sets forth for each director of the Company, the Named Officers, and all directors and executive officers of the Company as a group, information regarding beneficial ownership of Common Stock as of April 1, 1996. None of the directors, Named Officers or directors and executive officers as a group owns beneficially any Warrants.

                                     Number of    Percent of Class
            Name                       Shares     Entitled to Vote
- ---------------------------------  -----------    ----------------
Harold E. Johnson................  21,000 (1)               *
Allan C. Kirkman.................   8,000 (1)               *
Steven B. Lapin.................. 237,000 (2)              1.6%
Donald T. Netter.................   - 0 - (3)               -
Edward Netter....................   - 0 - (3)               -
Edward J. Scheider............... 151,473 (1) (4)          1.0%
Roy T.K. Thung................... 191,500 (5)              1.3%
F. Peter Zoch, III...............   2,000 (6)               *
David T. Kettig..................  25,000 (7)               *
All directors and executive
 officers as a group (11 persons) 687,073 (1)(2)(3)(4)     4.5%
                                          (5)(6)(7)(8)

(1) Constitutes or includes 8,000 shares of Common Stock subject to options granted to each such director of which, in each case, all shares are presently exercisable.

(2) Includes 137,500 shares of Common Stock subject to options granted to Mr. Lapin in April 1995, of which one-third are presently exercisable and the balance will vest ratably in April 1997 and April 1998, and 98,500 shares of Common Stock subject to options granted to Mr. Lapin in December 1995 which will vest ratably in December 1996, 1997 and 1998.

(3) Edward Netter and Donald T. Netter disclaim beneficial ownership of the shares of Common Stock shown as owned by Geneve in the table relating to Principal Stockholders. Reference is also made to footnote (1) to such table.

(4)   Includes 67,000 shares of Common Stock owned by Mr.
      Scheider's wife, as to which shares Mr. Scheider disclaims beneficial ownership.

(5) Includes 112,500 shares of Common Stock subject to options granted to Mr. Thung in April 1995, of which one-third are presently exercisable and the balance will vest ratably in April 1997 and April 1998, and 76,500 shares of Common Stock subject to options granted to Mr. Thung in December 1995 which will vest ratably in December 1996, 1997 and 1998.

(6) Constitutes 2,000 shares of Common Stock subject to options granted to Mr. Zoch, all of which shares are presently exercisable.

(7) Includes 25,000 shares of Common Stock subject to options granted to Mr. Kettig in April 1995, of which one-third are presently exercisable and the balance will vest ratably in April 1997 and April 1998.

(8) Includes 50,000 shares of Common Stock subject to options granted to two executive officers, of which 20,000 are presently excercisable and the balance will vest ratably in April 1997 and April 1998.

*     Represents less than 1% of the outstanding Common Stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------
      The Company and Geneve operate under cost-sharing arrangements pursuant to which certain items are allocated between the companies. During 1995, the Company paid to Geneve or accrued for payment thereto approximately $190,000 under such arrangements, and paid or accrued an additional approximately $48,000 for the first quarter of 1996. Geneve also provides the Company the use of office space as its corporate headquarters for annual consideration of $262,500. In addition, certain current or former directors, officers and/or employees of the Company or its subsidiaries, who are also current or former directors, officers and/or employees of Geneve, received compensation and benefits from Geneve for services rendered thereto since January 1, 1995. The foregoing is subject to the approval of the Audit Committee of the Board of Directors at least annually, and management of the Company believes that the terms thereof are no less favorable than could be obtained by the Company from unrelated parties on an arm's length basis.

      At various times since January 1, 1995, certain securities transfers were made between the Company and/or certain of its subsidiaries, on the one hand, and Geneve, on the other hand, at fair market value. The Company has invested approximately $11.3 million as a limited partner in a partnership managed by affiliates of Geneve. Consistent with the terms of the partnership agreement applicable to all limited partners, the Company will pay an annual management fee of 1.25% of its beginning capital account for each quarter, commencing April 1, 1996. If the partnership earns more than a specified rate of return, an incentive allocation will also be payable to such affiliates at the end of each year; however, such amount cannot be determined at this time. Amounts paid in connection with such limited partnership investment will be offset (in whole or in part) by a reduction in overhead and salaries in the Company's cost-sharing arrangements with Geneve.

                                  SIGNATURE


      The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended
December 31, 1995 as set forth in the pages attached hereto:

      Item 10.    Directors and Executive Officers of the Registrant.

      Item 11.    Executive Compensation.

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Item 13.    Certain Relationships and Related Transactions.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 1996.



                                        INDEPENDENCE HOLDING COMPANY
                                        ----------------------------
                                             (THE REGISTRANT)


                                    By:  /s/Roy T.K. Thung
                                         ---------------------------
                                         Roy T.K. Thung
                                         Executive Vice President,
                                         Chief Executive Officer
                                         and Treasurer