Form 10-Q
period 1996-03-31
INDEPENDENCE HOLDING CO
filed 1996-05-14
CIK 701869

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarter Period Ended:  MARCH 31, 1996
                                               --------------
                        Commission File Number: 0-10306
                                                -------

                    INDEPENDENCE HOLDING COMPANY
      -------------------------------------------------------
      (Exact name of Registrant as specified in its charter)



             DELAWARE                       58-1407235
     ------------------------    ------------------------------------
     (State of Incorporation)    (I.R.S. Employer Identification No.)


96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT            06902
- ---------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code: (203) 358-8000


                          NOT APPLICABLE
- ----------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days Yes  x . No    .
                         --      --

          14,864,549 SHARES OF COMMON STOCK, $1.00 PAR VALUE*
- -----------------------------------------------------------------------
              Common Stock outstanding as of May 9, 1996

* Does not include 4,377,900 shares held by wholly owned subsidiaries of the Registrant.

               INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                                     INDEX




PART 1 - FINANCIAL INFORMATION                            PAGE NO.
- ------------------------------                            -------
  Consolidated Balance Sheets -
   March 31, 1996 (unaudited) and December 31, 1995.          2

  Consolidated Statements of Operations -
   Three Months Ended March 31, 1996
   and 1995 (unaudited).............................          3

  Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1996
   and 1995 (unaudited).............................          4

  Notes to Consolidated Financial Statements
   (unaudited)......................................     5 - 10

  Management's Discussion and Analysis of Results of
   Operations and Financial Condition...............    11 - 16


PART II - OTHER INFORMATION
- ---------------------------
  Item 6 - Exhibits and Reports on Form 8-K.........         17

  Signatures........................................         18

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                          MARCH 31,   DECEMBER 31,
                                                      1996          1995
- ----------------------------------------------------------------------------
                                                   (UNAUDITED)
ASSETS:
 Cash and cash equivalents........................$  6,637,000  $ 26,860,000
 Short-term investments...........................   6,393,000     7,376,000
 Securities purchased under agreements to resell..   8,567,000     5,195,000
 Fixed maturities (Note 3)........................ 155,064,000   141,393,000
 Equity securities (Note 3).......................   8,799,000     6,490,000
 Other investments................................  30,012,000    25,413,000
 Trade accounts, notes and other receivables......   3,919,000     4,164,000
 Deferred insurance acquisition costs.............   8,532,000     9,156,000
 Property, plant and equipment, net...............   1,160,000     1,204,000
 Due from reinsurers..............................  40,164,000    44,588,000
 Due from brokers.................................     383,000     1,706,000
 Other assets.....................................   7,342,000     5,369,000
 Net assets of discontinued operations (Note 2)...   7,714,000     7,293,000
                                                   -----------   -----------
      TOTAL ASSETS................................$284,686,000  $286,207,000
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future policy benefits...........................$103,023,000  $103,872,000
 Unearned premiums................................  14,100,000    12,665,000
 Funds on deposit.................................  34,939,000    34,463,000
 Insurance policy claims..........................   4,204,000     5,162,000
 Other policyholders' funds.......................   2,216,000     2,071,000
 Financial instruments sold, but not yet
  purchased (Note 3)..............................     484,000       836,000
 Due to brokers...................................  23,883,000    22,136,000
 Due to reinsurers................................   2,871,000     3,946,000
 Accounts payable, accruals and other liabilities.  12,442,000    12,423,000
 Income taxes, principally deferred (Note 5)......   4,380,000     4,915,000
 Long-term debt...................................  12,111,000    12,111,000
                                                   -----------   -----------
     TOTAL LIABILITIES............................ 214,653,000   214,600,000
                                                   -----------   -----------
STOCKHOLDERS' EQUITY:
 Common stock, par value $1 per share (50,000,000
  shares authorized; 14,864,549 shares issued and
  outstanding, net of 4,377,900 shares in
  treasury).......................................  14,865,000    14,865,000
 Paid-in capital..................................  68,812,000    68,812,000
 Unrealized gains (losses) on investments,
  net of deferred taxes (tax benefits) of
  $(290,000) and $321,000, respectively...........  (2,873,000)      495,000
Accumulated deficit............................... (10,771,000)  (12,565,000)
                                                   -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY...................  70,033,000    71,607,000
                                                   -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...$284,686,000  $286,207,000
                                                   ===========   ===========

         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31,                           1996           1995
- -----------------------------------------------------------------------------
REVENUES:
 Insurance premiums...............................$ 16,453,000   $ 13,205,000
 Net investment income............................   3,693,000      3,274,000
 Net realized and unrealized
  gains (losses)..................................     167,000       (768,000)
 Equity income (loss).............................      97,000       (233,000)
 Other income.....................................   1,435,000        740,000
                                                    ----------     ----------
                                                    21,845,000     16,218,000
                                                    ----------     ----------
EXPENSES:
 Insurance benefits, claims and reserves.......     12,076,000      9,512,000
 Amortization of deferred insurance acquisition
  costs...........................................   1,072,000      1,071,000
 Interest expense.................................     235,000        274,000
 Selling, general and administrative expenses.....   7,084,000      5,745,000
                                                    ----------     ----------
                                                    20,467,000     16,602,000
                                                    ----------     ----------
Operating income (loss) before income taxes.......   1,378,000       (384,000)
Income tax expense (benefit)......................      15,000       (533,000)
                                                    ----------     ----------
Income from continuing operations, net............   1,363,000        149,000

Income from discontinued operations...............     431,000        588,000
                                                    ----------     ----------
Net income........................................$  1,794,000   $    737,000
                                                    ==========     ==========
INCOME PER COMMON SHARE:
Income from continuing operations.................$        .09            .01
Income from discontinued operations, net..........         .03            .04
                                                    ----------     ----------
Net income........................................$        .12   $        .05
                                                    ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING........  14,931,000     15,491,000
                                                    ==========     ==========


         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31,                          1996          1995
- ---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................$  1,794,000  $    737,000
 Adjustment to reconcile net income to net cash
  provided by operating activities:
 Amortization of deferred insurance acquisition
  costs..........................................   1,072,000     1,071,000
 Realized losses (gains) on sales of
  investment securities..........................    (143,000)      981,000
 Unrealized gains on trading securities..........     (24,000)     (213,000)
 Equity loss (income)............................     (97,000)      233,000
 Depreciation....................................      71,000        71,000
 Deferred taxes (tax benefits)...................       7,000      (835,000)
 Income tax benefit credited to paid-in capital..       -           263,000
 Income from discontinued operations, net........    (431,000)     (588,000)
 Other...........................................     (13,000)       69,000
Change in assets and liabilities:
 Net sales of trading securities.................    (637,000)      541,000
 Increase (decrease) in future insurance policy
  benefits, claims and other policy liabilities...    517,000     2,200,000
 Additions to deferred insurance acquisition
  costs..........................................    (447,000)     (378,000)
 Change in net amounts due from and to reinsurers   3,349,000    (1,174,000)
 Change in income tax liability..................      69,000      (398,000)
 Other...........................................  (1,221,000)     (296,000)
                                                   ----------    ----------
      Net cash provided by operating activities..   3,866,000     2,284,000
                                                   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to brokers....   3,070,000     4,654,000
 Sales and maturities of short-term investments..   6,956,000        60,000
 Purchases of short-term investments.............  (5,968,000)      (60,000)
 Net purchases of resale and repurchase
  agreements.....................................  (3,373,000)  (12,417,000)
 Sales of equity securities......................   6,839,000    20,445,000
 Purchases of equity securities..................  (8,373,000)  (24,878,000)
 Sales and maturities of fixed maturities........  49,347,000    93,392,000
 Purchases of fixed maturities................... (67,340,000)  (91,009,000)
 Proceeds on sale of other investments...........   3,200,000         -
 Other investments, net..........................  (7,697,000)   (2,541,000)
 Discontinued operations, net....................      10,000       225,000
 Other...........................................    (195,000)      722,000
                                                   ----------    ----------
      Net cash used by investing activities...... (23,524,000)  (11,407,000)
                                                   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock and warrants.........      -           (346,000)
 Payments of investment-type insurance contracts.    (268,000)     (268,000)
 Repayment of long-term debt.....................      -           (500,000)
 Dividends paid..................................    (297,000)     (311,000)
                                                   ----------    ----------
      Net cash used by financing activities......    (565,000)   (1,425,000)
                                                   ----------    ----------
Decrease in cash and cash equivalents............ (20,223,000)  (10,548,000)
Cash and cash equivalents, beginning of year.....  26,860,000    20,670,000
                                                   ----------    ----------
Cash and cash equivalents, end of period.........$  6,637,000  $ 10,122,000
                                                   ==========    ==========

         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)
- ---------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

      (A)  BUSINESS AND ORGANIZATION

      Independence Holding Company and subsidiaries (the "Company" or "IHC") is a financial services company engaged primarily in insurance activities through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their affiliates (the "Insurance Group").
      IHC is also engaged in sign manufacturing through its majority-owned subsidiary, Zimmerman Sign Company ("Zimmerman"). The Company intends, however, to reposition itself exclusively as a financial services company. In that regard, the Company is continuing to consider various alternative transactions which would result in the divestiture or significant reduction of the Company's investment in Zimmerman, although there can be no assurance that any such transactions would be consummated. The Consolidated Financial Statements of IHC and notes thereto have been restated to present Zimmerman as discontinued operations.
      Geneve Corporation, a diversified financial holding company, and its affiliated entities ("Geneve") hold approximately 55% of IHC's outstanding common stock.

      (B)  PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts in prior year's consolidated financial statements and notes thereto have been restated to conform to the 1996 presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
(CONTINUED)

during the reporting period. Actual results could differ from those estimates.

NOTE 2. DISCONTINUED OPERATIONS

      Although IHC is engaged in sign manufacturing through Zimmerman, the Company intends to reposition itself exclusively as a financial services company engaged principally in insurance activities. In that regard, the Company is continuing to consider various alternative transactions which would result in the divestiture or significant reduction of the Company's investment in Zimmerman, although there can be no assurance that any such transactions would be consummated.
      Since Zimmerman has historically comprised all of IHC's manufacturing segment, the Consolidated Financial Statements and notes thereto of IHC have been restated to present Zimmerman as discontinued operations.
      The net assets of Zimmerman have been reclassified in the Consolidated Balance Sheets as follows:
                                         MARCH 31, DECEMBER 31,
                                            1996        1995
                                         ---------------------
                                        (DOLLARS IN THOUSANDS)

      Accounts receivable.............. $ 9,120        $ 9,284
      Inventories......................  13,658         12,659
      Other assets.....................   4,074          3,938
      Accounts payable and
       liabilities including
       minority interest...............  (9,524)        (8,899)
      Long-term debt...................  (9,614)        (9,689)
                                         ------         ------
      Net assets of discontinued
       operations...................... $ 7,714        $ 7,293
                                         ======         ======

      Income from discontinued operations for the three months ended March 31, 1996 and 1995 is summarized as follows:

                                          1996          1995
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

      Revenues..........................$ 10,163      $ 10,151
                                         =======       =======
      Operating income from
       discontinued operations,
       net of minority interest.........$    698      $    947
      Income taxes......................     267           359
                                         -------       -------
      Net income from
       discontinued operations..........$    431      $    588
                                         =======       =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 2. DISCONTINUED OPERATIONS (CONTINUED)

      Zimmerman is included in the consolidated federal income tax return filed by IHC. On a separate company basis, Zimmerman has a tax sharing agreement with IHC; accordingly, discontinued operations are shown net of applicable taxes in accordance with such agreement.

NOTE 3. INVESTMENT SECURITIES

      The cost (amortized cost with respect to certain fixed income securities) and market value of IHC's investment securities as of March 31, 1996 and December 31, 1995 are as follows:


                                              MARCH 31, 1996
                           --------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED     MARKET
                             COST          GAINS         (LOSSES)      VALUE
                           --------------------------------------------------
                                          (DOLLARS IN THOUSANDS)

FIXED MATURITIES
- ----------------
 AVAILABLE-FOR-SALE:
  Corporate securities......$ 28,357      $    179    $ (1,292)    $ 27,244
   U.S. Government and
   agencies obligations....   28,239           110        (881)      27,468
   Government National
    Mortgage Association.... 100,203            30      (1,461)      98,772
   Obligations of states and
    political subdivisions..   1,620            34         (74)       1,580
                             -------       -------     -------      -------
Total fixed maturities      $158,419      $    353    $ (3,708)    $155,064
                             =======       =======     =======      =======
EQUITY SECURITIES
- -----------------
 AVAILABLE-FOR-SALE:
  Common stock..............$  3,776      $    137    $    (97)    $  3,816
  Options...................      62          -            (12)          50
  Preferred stock...........   3,530           236         (73)       3,693
                             -------       -------     -------      -------
                               7,368           373        (182)       7,559
                             -------       -------     -------      -------
 TRADING:
  Common stock..............     534             6        (125)         415
  Preferred stock...........     826          -             (1)         825
                             -------       -------     -------      -------
                               1,360             6        (126)       1,240
                             -------       -------     -------      -------

Total equity securities     $  8,728      $    379    $   (308)    $  8,799
                             =======       =======     =======      =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES (CONTINUED)

                                              MARCH 31, 1996
                           --------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED     MARKET
                             COST          GAINS         (LOSSES)      VALUE
                           --------------------------------------------------
                                          (DOLLARS IN THOUSANDS)

FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
- ---------------------------
TRADING:
 Common stock...............    (384)     $     13    $   -        $   (371)
 Options....................    (155)           45          (3)        (113)
                             -------       -------     -------      -------
Total financial instruments
 sold, but not yet
 purchased..................$   (539)     $     58    $     (3)    $   (484)
                             =======       =======     =======      =======

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

FIXED MATURITIES
- ----------------
 AVAILABLE-FOR-SALE:
  Corporate securities.......$ 28,805      $   448      $   (767)    $ 28,486
   U.S. Government and
   agencies obligations......  43,496          941            (6)      44,431
   Government National
    Mortgage Association.....  66,361          496            (5)      66,852
   Obligations of states and
    political subdivisions...   1,620           44           (40)       1,624
                              -------       ------       -------      -------
Total fixed maturities       $140,282      $ 1,929      $   (818)    $141,393
                              =======       ======       =======      =======
EQUITY SECURITIES
- -----------------
AVAILABLE-FOR-SALE:
 Common stock................$    988      $     6     $   (235)    $    759
 Preferred stock.............   4,516          150          (97)       4,569
                              -------       ------      -------      -------
                                5,504          156         (332)       5,328
                              -------       ------      -------      -------
TRADING:
 Common stock................   1,137            4         (130)       1,011
 Preferred stock.............     151            -            -          151
                              -------       ------      -------      -------
                                1,288            4         (130)       1,162
                              -------       ------      -------      -------
Total equity securities      $  6,792      $   160     $   (462)    $  6,490
                              =======       ======      =======      =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES (CONTINUED)

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

FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
- --------------------------
 TRADING:
  Common stock...............$   (752)     $    36     $   (119)    $   (835)
  Options....................      (2)           1            -           (1)
                              -------       ------      -------      -------
Total financial instruments
 sold, but not yet
 purchased...................$   (754)     $    37     $   (119)    $   (836)
                              =======       ======      =======      =======

      The amortized cost and market value of fixed maturities at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                             MARCH 31, 1996
                                        ----------------------
                                        AMORTIZED       MARKET
                                          COST          VALUE
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

Due in one year or less................$   -          $   -
Due after one year through
 five years............................   4,089          4,085
Due after five years through
 ten years.............................  32,410         31,429
Due after ten years....................  21,717         20,778
                                        -------        -------
                                         58,216         56,292
Government National
 Mortgage Association.................. 100,203         98,772
                                        -------        -------
Totals.................................$158,419       $155,064
                                        =======        =======
NOTE 4.  INCOME PER SHARE

      The computations of income per share were based upon the weighted average number of common and dilutive common equivalent shares outstanding of approximately 14,931,000 and 15,491,000 for the three months ended March 31, 1996 and 1995, respectively. Dilutive common equivalent shares include 66,000 and 5,000 for the quarters ended March 31, 1996 and 1995, respectively, from the assumed exercise of options using the treasury stock method. Fully diluted earnings per share is not shown as the assumed exercise of all other stock options and warrants is anti-dilutive.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 5.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation and discontinued operations.
      Federal income tax benefits amounting to $263,000 for the three months ended March 31, 1995, resulting from the utilization of net operating loss carryforwards existing at December 31, 1980 (the date of quasi-reorganization of IHC), were credited to paid-in capital. There are no remaining Federal income tax benefits to be credited to paid-in capital for net operating loss carryforwards in 1996.

NOTE 6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                               MARCH 31,
                                          1996          1995
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

      Cash payments for:
           Interest.....................$    179      $    298
           Income taxes.................$    214      $    809

                MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ------------------------------------------------

      Independence Holding Company and subsidiaries (the "Company" or "IHC") consists of one continuing operating segment: the Insurance Group. This segment is composed of IHC's wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their affiliates. All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements and marketable securities) and expense items associated with parent company activities, the Company's remaining real estate operations and certain other investments of the Company are included in Corporate.
      IHC is also engaged in sign manufacturing through its majority-owned subsidiary, Zimmerman Sign Company ("Zimmerman"). The Company intends, however, to reposition itself exclusively as a financial services company engaged principally in insurance activities. In that regard, the Company is continuing to consider various alternative transactions which would result in the divestiture or significant reduction of the Company's investment in Zimmerman, although there can be no assurance that any such transactions would be consummated. The Consolidated Financial Statements of IHC have been restated to present Zimmerman as discontinued operations (see Note 2 of Notes to Consolidated Financial Statements).


                         RESULTS OF OPERATIONS
                         ---------------------

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1995
- ----------------------------------------------------------------
      The Company's net income applicable to common shares was $1.8 million or $.12 per share for the period ended March 31, 1996 as compared to $.7 million or $.05 per share for the comparable period of 1995. Operating income from continuing operations increased to $1.4 million in the first quarter of 1996 from a loss of $.4 million in the first quarter of 1995. The Company had net realized and unrealized gains of $.2 million in the first quarter of 1996, as compared to losses of $.8 million for the first quarter of 1995. Excluding net realized and unrealized gains, the Company had operating income from continuing operations of $1.2 million in the first three months of 1996 as compared to $.4 million for the comparable period of 1995. Income from discontinued operations, net was $.4 million for the three months ended March 31, 1996 versus $.6 million for the comparable period of 1995.

INSURANCE GROUP
- ---------------
      Standard Life's core businesses are: (i) underwriting specific and aggregate excess medical insurance coverage ("stop loss") sold to employers that self-insure their employees' health benefits and
(ii) short-term statutory disability benefits law business in New York ("DBL"). Standard Life also markets group life insurance to employers who self insure or enroll in health maintenance organizations ("HMO's"). Standard Life has developed ancillary products, including reinsurance on, and risk-sharing and other alliances with, HMO's and provider health care organizations that desire to reduce their risk assumption and/or are required to purchase this coverage by regulation; point-of-service ("POS") insurance coverage sold to employers who are participating in an HMO health benefit plan and want to purchase a health insurance product that will provide their employees with a choice of providers; a behavioral health carve-out POS policy that is sold to employers that wish to provide a supplemental mental health insurance product to their employees; and reinsurance coverage for life and health insurance sold in South and Central America. In addition, Standard Life has existing business in-force in the following lines of business which are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Standard Life also actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life and health insurers, reinsurers, HMO's and managed care companies, that it believes would augment its existing businesses. Standard Life also performs auditing and marketing services in connection with its stop loss business.
      Madison Life markets group long-term and short-term disability and group life products as well as credit life and credit disability products. The group long-term and short-term disability and group life products are marketed to school districts, municipalities and hospitals, primarily in the Midwest. This business is sold through two marketing agencies that specialize in these target markets and assist in the billing and administration of the business. Approximately 85% of the credit insurance premiums are written through credit unions. Other sources of credit insurance premiums include automobile dealers, banks and finance companies. Its existing blocks of individual ordinary life, individual accident and health, and annual and single premium deferred annuity business are in runoff. Madison Life historically has purchased, on an assumption reinsurance basis, blocks of group credit life and credit disability insurance and individual ordinary life insurance business to increase overall profitability. In
March 1996, Madison Life entered into an agreement to purchase, subject to certain conditions, a block of pre-need individual ordinary life insurance and annuity policies with reserves of approximately $33 million. Madison Life, through an investment subsidiary, has also entered into several joint venture investments involved in managed health care activities, including provider excess reinsurance, development and management of provider sponsored health plans and reinsurance of life and health insurance.
      The Insurance Group had operating income of $2.2 million for the three months ended March 31, 1996 versus operating income of $.5 million for the three months ended March 31, 1995. Operating income includes net realized and unrealized gains of $.2 million for the quarter ended March 31, 1996 compared to $.9 million of losses for the comparable quarter of 1995. The Company makes decisions to sell securities based on cash flow needs, investment opportunities, and economic and market conditions thus creating fluctuations in gains from one year to the next. Operating income excluding net realized and unrealized gains was $2.0 million in the first quarter of 1996 as compared to $1.4 million for the first quarter of 1995. Premium revenues increased $3.2 million from the first quarter of 1995 to the first quarter of 1996; premium revenues at Madison Life remained steady from 1995 to 1996 while Standard Life had a $3.2 million increase in premiums. The increase at Standard Life is comprised of: a $2.0 million increase in stop loss premiums reflecting the increased retention along with the continued growth in this line of business, $.5 million from a new POS product, $.5 million from a new HMO reinsurance product, and a $.4 million increase in the group accident and health pool assumed, offset by a $.2 million decrease due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business. Total investment income increased $.3 million due to a realignment of the portfolio and higher returns on certain equity investments, resulting in a 7.6% annualized return on investments in the first quarter of 1996 compared to a 7.2% annualized return on investments in 1995.
Equity income increased $.3 million due to a reduction in expenses sustained from certain start-up insurance related partnerships in 1995. Other income increased $.6 million from 1995 to 1996 resulting from an increase in reinsurance recoveries at Madison
Life and an increase in stop loss fees earned at Standard Life.
      Insurance benefits, claims and reserves increased $2.6 million reflecting an increase of $.2 million at Madison Life and $2.4 million at Standard Life. The increase at Standard Life is comprised of: $1.3 million in stop loss claims paid as a result of the increased retention in this line of business, additional reserves of $.7 million relating to the new POS and HMO reinsurance products, and $.4 million relating to the assumed block of group accident and health line of business. Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.2 million; Madison Life's expenses decreased $.2 million and Standard Life's expenses increased $1.4 million. Standard Life's expenses increased due to a $.4 million increase in commissions due to the growth of business, a $.1 million increase in amortization of deferred acquisition costs and a $.9 million increase in general expenses due to administrative fees associated with the higher retention of the stop loss business and an increase in salary and consulting expenses.

DISCONTINUED OPERATIONS
- -----------------------
      Operating income was $.7 million for the three months ended March 31, 1996 as compared to $.9 million for the comparable period of 1995. Sales remained relatively steady while cost of sales increased $.1 million. Gross profit margins were 22.7% for the three months ended March 31, 1996 as compared to 23.3% for the comparable period of 1995. Interest expense remained constant. Selling, general and administrative expenses increased $.1 million.

CORPORATE
- ---------
      Operating losses for the three months ended March 31, 1996 amounted to $.8 million, compared to operating losses of $.9 million for the same period of 1995. Operating income includes realized gains of $.1 million for the quarter ended March 31, 1995. Operating losses excluding net realized and unrealized gains was $.8 million in the first quarter of 1996 as compared to $1.0 million in the first quarter of 1995. Investment income increased $.1 million from 1995. Other income increased $.1 million from the sale of real estate. Interest expense and selling, general and administrative expenses remained steady.

                             LIQUIDITY
                             ---------

INSURANCE GROUP
- ---------------
      The Insurance Group normally provides cash flow from operations, from the receipt of scheduled principal payments on its portfolio of fixed income securities and from earnings on short-term investments. Such cash flow is used partially to finance liabilities for insurance policy benefits. These liabilities represent long-term obligations which are calculated using certain assumed interest rates. The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 80.0% was invested in investment grade fixed income securities, resale agreements and cash and cash equivalents at March 31, 1996. These investments carry less risk of default and therefore lower interest rates than other types of fixed maturity investments. At March 31, 1996, approximately 4.8% of the carrying value of investable assets was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company monitors its investment portfolio on a continuous basis and believes the liquidity of the Insurance Group will not be adversely affected by its current investments.

DISCONTINUED OPERATIONS
- -----------------------
      For the first three months of 1996, $.3 million of cash was provided by Zimmerman's operations. This cash was used to purchase property and equipment of $.3 million. Zimmerman has a $10.0 million bank line of credit of which $8.7 million was outstanding at March 31, 1996. The Company believes that Zimmerman has sufficient funds to meet its obligations.

CORPORATE
- ---------
      Corporate derives its funds principally from (i) dividends and interest income from its Insurance Group and Zimmerman, (ii) tax payments and management fees from its subsidiaries and (iii) investment income from Corporate liquidity.
      Regulatory constraints have historically not affected IHC's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses, interest and dividend payments at Corporate.
      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $12.0 million at March 31, 1996. At the present time, the Company is not in need of any additional long-term financing.

                        CAPITAL RESOURCES
                        -----------------
      Due to its superior capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities, and to raise additional capital in the public or private markets to the extent determined to be necessary or desirable, in order to pursue acquisition opportunities or otherwise expand its operations.
      In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. Primarily as a result of the increase in interest rates in the first quarter, the Company recorded an unrealized loss of $3.4 million, net of deferred tax benefits of $.6 million, in total stockholders' equity; the foregoing reflects unrealized gains net of taxes, of $.5 million at December 31, 1995 and $2.9 million of losses at March 31, 1996. The Company continues to employ investment strategies to mitigate interest rate and other market exposures.

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

            2)    Exhibit 27.  Financial Data Schedule.

      b)    No report on Form 8-K was filed during the quarter ended
            March 31, 1996.

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


                                 INDEPENDENCE HOLDING COMPANY
                                 ----------------------------
                                       (THE REGISTRANT)



Dated: May 14, 1996             By: /s/Roy T.K. Thung
                                    ---------------------------
                                    Roy T. K. Thung
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Treasurer





Dated: May 14, 1996             By: /s/Teresa A. Herbert
                                    ---------------------------
                                    Teresa A. Herbert
                                    Vice President and
                                    Controller