Form 10-Q
period 1996-06-30
INDEPENDENCE HOLDING CO
filed 1996-08-13
CIK 701869

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



             For the Quarter Period Ended:  JUNE 30, 1996
                                            -------------
                   Commission File Number: 0-10306
                                           -------
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

       7,431,748 SHARES OF COMMON STOCK, $1.00 PAR VALUE*
- -------------------------------------------------------------------
          Common Stock outstanding as of August 7, 1996

(Adjusted for the one-for-two reverse stock split of the Company's shares of Common Stock effective June 28, 1996)

* Does not include 2,188,950 shares held by wholly owned subsidiaries of the Registrant.

             INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                                 INDEX




PART 1 - FINANCIAL INFORMATION                         PAGE NO.
- ------------------------------                         --------
  Consolidated Balance Sheets -
   June 30, 1996 (unaudited) and December 31, 1995.           2

  Consolidated Statements of Operations -
   Three Months and Six Months Ended June 30, 1996
   and 1995 (unaudited).............................          3

  Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 1996
   and 1995 (unaudited).............................          4

  Notes to Consolidated Financial Statements
   (unaudited)......................................     5 - 11

  Management's Discussion and Analysis of Results of
   Operations and Financial Condition...............    12 - 19


PART II - OTHER INFORMATION
- ---------------------------
  Item 4 - Submission of Matters to a Vote of
   Security Holders.................................         20

  Item 6 - Exhibits and Reports on Form 8-K.........         20

  Signatures........................................         21

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                          JUNE 30,    DECEMBER 31,
                                                      1996          1995
- ----------------------------------------------------------------------------
                                                   (UNAUDITED)
ASSETS:
 Cash and cash equivalents........................$  4,952,000  $ 26,860,000
 Short-term investments...........................   9,347,000     7,376,000
 Securities purchased under agreements to resell..  19,835,000     5,195,000
 Fixed maturities (Note 3)........................ 160,687,000   141,393,000
 Equity securities (Note 3).......................   8,449,000     6,490,000
 Other investments................................  25,367,000    25,413,000
 Trade accounts, notes and other receivables......   9,437,000     4,164,000
 Deferred insurance acquisition costs.............  10,874,000     9,156,000
 Property, plant and equipment, net...............   1,156,000     1,204,000
 Due from reinsurers..............................  38,721,000    44,588,000
 Due from brokers.................................   5,543,000     1,706,000
 Other assets.....................................   7,379,000     5,369,000
 Net assets of discontinued operations (Note 2)...   8,253,000     7,293,000
                                                   -----------   -----------
      TOTAL ASSETS................................$310,000,000  $286,207,000
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future policy benefits...........................$125,649,000  $103,872,000
 Unearned premiums................................  13,865,000    12,665,000
 Funds on deposit.................................  42,592,000    34,463,000
 Insurance policy claims..........................   4,267,000     5,162,000
 Other policyholders' funds.......................   2,255,000     2,071,000
 Financial instruments sold, but not yet
  purchased (Note 3)..............................     545,000       836,000
 Due to brokers...................................  18,984,000    22,136,000
 Due to reinsurers................................   3,933,000     3,946,000
 Accounts payable, accruals and other liabilities.  12,534,000    12,423,000
 Income taxes, principally deferred (Note 6)......   3,936,000     4,915,000
 Long-term debt...................................  10,111,000    12,111,000
                                                   -----------   -----------
     TOTAL LIABILITIES............................ 238,671,000   214,600,000
                                                   -----------   -----------
STOCKHOLDERS' EQUITY:
 Common stock, par value $1 per share
 (15,000,000 shares authorized; 7,431,748
 shares and 7,432,274 shares, respectively,
 issued and outstanding, net of 2,188,950
 shares in treasury)..............................   7,432,000     7,432,000
 Paid-in capital..................................  76,240,000    76,245,000
 Unrealized gains (losses) on investments,
  net of deferred taxes (tax benefits) of
  $(461,000) and $321,000, respectively...........  (3,637,000)      495,000
 Accumulated deficit..............................  (8,706,000)  (12,565,000)
                                                   -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY...................  71,329,000    71,607,000
                                                   -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...$310,000,000  $286,207,000
                                                   ===========   ===========
         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                            1996           1995           1996          1995
- -----------------------------------------------------------------------------
REVENUES:
 Insurance premiums....$ 17,095,000  $ 13,725,000  $ 33,548,000  $ 26,930,000
 Net investment income.   5,012,000     3,397,000     8,705,000     6,671,000
 Net realized and
  unrealized gains
  (losses).............    (828,000)      362,000      (661,000)     (406,000)
 Equity income (loss)..     (21,000)     (189,000)       76,000      (422,000)
 Other income..........     629,000       637,000     2,064,000     1,377,000
                        -----------   -----------   -----------   -----------
                         21,887,000    17,932,000    43,732,000    34,150,000
                        -----------   -----------   -----------   -----------
EXPENSES:
 Insurance benefits,
  claims and reserves..  12,550,000     9,337,000    24,626,000    18,849,000
 Amortization of
  deferred insurance
  acquisition costs....   1,150,000       989,000     2,222,000     2,060,000
 Interest expense......     230,000       285,000       465,000       559,000
 Selling, general and
  administrative
  expenses.............   6,835,000     6,443,000    13,919,000    12,188,000
                        -----------   -----------   -----------   -----------
                         20,765,000    17,054,000    41,232,000    33,656,000
                        -----------   -----------   -----------   -----------
Operating income
 before income taxes...   1,122,000       878,000     2,500,000       494,000
Income tax benefit.....    (347,000)     (383,000)     (332,000)     (916,000)
                        -----------   -----------   -----------   -----------
Income from continuing
 operations, net.......   1,469,000     1,261,000     2,832,000     1,410,000

Income from discontinued
 operations, net.......     596,000       528,000     1,027,000     1,116,000
                        -----------   -----------   -----------   -----------
Net income.............$  2,065,000  $  1,789,000  $  3,859,000  $  2,526,000
                        ===========   ===========   ===========   ===========
INCOME PER COMMON SHARE:
Income from continuing
 operations............$        .20  $        .16  $        .38  $        .18
Income from discontinued
 operations, net.......         .08           .07           .14           .15
                        -----------   -----------   -----------   -----------
Net income.............$        .28  $        .23  $        .52  $        .33
                        ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING....   7,499,000     7,674,000     7,483,000     7,710,000
                        ===========   ===========   ===========   ===========

         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30,                             1996          1995
- ---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................$  3,859,000  $  2,526,000
 Adjustment to reconcile net income to net cash
  provided by operating activities:
 Amortization of deferred insurance acquisition
  costs..........................................   2,222,000     2,060,000
 Realized losses (gains) on sales of
  investment securities..........................     133,000       791,000
 Unrealized gains on trading securities..........     528,000      (385,000)
 Equity loss (income)............................     (76,000)      422,000
 Depreciation....................................     144,000       139,000
 Deferred taxes (tax benefits)...................    (135,000)   (1,280,000)
 Income tax benefit credited to paid-in capital..        -          599,000
 Income from discontinued operations, net........  (1,027,000)   (1,116,000)
 Other...........................................      12,000       118,000
Change in assets and liabilities:
 Net purchases of trading securities.............    (390,000)     (120,000)
 Increase (decrease) in future insurance policy
  benefits, claims and other policy liabilities... 31,261,000     5,974,000
 Additions to deferred insurance acquisition
  costs..........................................  (3,940,000)     (809,000)
 Change in net amounts due from and to reinsurers   5,853,000    (4,847,000)
 Change in income tax liability..................     (62,000)     (411,000)
 Other...........................................  (1,139,000)     (518,000)
                                                  -----------   -----------
      Net cash provided by operating activities..  37,243,000     3,143,000
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to brokers....  (6,989,000)   (2,608,000)
 Sales and maturities of short-term investments..  13,309,000       370,000
 Purchases of short-term investments............. (15,276,000)   (7,152,000)
 Net purchases of resale and repurchase
  agreements..................................... (14,641,000)    1,818,000
 Sales of equity securities......................  11,962,000    48,329,000
 Purchases of equity securities.................. (13,327,000)  (50,503,000)
 Sales and maturities of fixed maturities........  93,844,000   157,393,000
 Purchases of fixed maturities...................(119,278,000) (154,470,000)
 Proceeds on sale of other investments...........   3,200,000     2,400,000
 Other investments, net..........................  (8,341,000)   (3,255,000)
 Discontinued operations, net....................      68,000       807,000
 Other...........................................    (514,000)     (665,000)
                                                  -----------   -----------
      Net cash used by investing activities...... (55,983,000)   (7,536,000)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock and warrants.........      (5,000)     (694,000)
 Payments of investment-type insurance contracts.    (866,000)     (866,000)
 Repayment of long-term debt.....................  (2,000,000)     (750,000)
 Dividends paid..................................    (297,000)     (311,000)
                                                  -----------   -----------
      Net cash used by financing activities......  (3,168,000)   (2,621,000)
                                                  -----------   -----------
Decrease in cash and cash equivalents............ (21,908,000)   (7,014,000)
Cash and cash equivalents, beginning of year.....  26,860,000    20,670,000
                                                  -----------   -----------
Cash and cash equivalents, end of period.........$  4,952,000  $ 13,656,000
                                                  ===========   ===========

         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)
- -----------------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

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

      (B)  PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1995.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
(CONTINUED)

during the reporting period. Actual results could differ from those estimates. Certain amounts in prior year's consolidated financial statements and notes thereto have been restated to conform to the 1996 presentation.

      (C)   ONE-FOR-TWO REVERSE STOCK SPLIT

      A one-for-two reverse stock split of the Company's shares of Common Stock became effective on June 28, 1996; accordingly, common shares outstanding and per share calculations have been restated for prior periods.

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


                                         JUNE 30,  DECEMBER 31,
                                            1996        1995
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

      Accounts receivable.............. $ 9,453        $ 9,284
      Inventories......................  13,782         12,659
      Other assets.....................   4,094          3,938
      Accounts payable and
       liabilities including
       minority interest...............  (9,212)        (8,899)
      Long-term debt...................  (9,864)        (9,689)
                                         ------         ------
      Net assets of discontinued
       operations...................... $ 8,253        $ 7,293
                                         ======         ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------
NOTE 2.  DISCONTINUED OPERATIONS (CONTINUED)

      Income from discontinued operations for the three months and six months ended June 30, 1996 and 1995 is summarized as follows:


                          THREE MONTHS ENDED       SIX MONTHS ENDED
                               JUNE 30,                JUNE 30,
                            1996       1995         1996       1995
                          ------------------       ----------------
                                    (DOLLARS IN THOUSANDS)

      Revenues............$ 10,456   $  9,917   $ 20,619   $ 20,068
                           =======    =======    =======    =======
      Operating income
       from discontinued
       operations, net of
       minority interest..$    971   $    852   $  1,669   $  1,799
      Income taxes........     375        324        642        683
                           -------    -------    -------    -------
      Net income from
       discontinued
       operations, net of
       minority interest..$    596   $    528   $  1,027   $  1,116
                           =======    =======    =======    =======

      Zimmerman is included in the consolidated federal income tax return filed by IHC. On a separate company basis, Zimmerman has a tax sharing agreement with IHC; accordingly, discontinued operations are shown net of applicable taxes in accordance with such agreement.

NOTE 3.  INVESTMENT SECURITIES

      The cost (amortized cost with respect to certain fixed income securities) and market value of IHC's investment securities as of June 30, 1996 and December 31, 1995 are as follows:

                                              JUNE 30, 1996
                           --------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED     MARKET
                             COST          GAINS         (LOSSES)      VALUE
                           --------------------------------------------------
                                          (DOLLARS IN THOUSANDS)

FIXED MATURITIES
 AVAILABLE-FOR-SALE:
  Corporate securities......$ 27,117     $    129     $  (1,569)    $ 25,677
  U.S. Government and
   agencies obligations.....  29,580           57        (1,170)      28,467

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
NOTE 3.  INVESTMENT SECURITIES (CONTINUED)

                                              JUNE 30, 1996
                           --------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED     MARKET
                             COST          GAINS         (LOSSES)      VALUE
                           --------------------------------------------------
                                          (DOLLARS IN THOUSANDS)

  Government National
   Mortgage Association..... 106,330            1        (1,856)     104,475
  Obligations of states and
    political subdivisions..   1,619           36           (87)       1,568
                             -------      -------      --------      -------
                             164,646          223        (4,682)     160,187
                             -------      -------      --------      -------
 TRADING:
  U.S. Government and
   agencies obligations....      499            1          -             500
                             -------      -------      --------      -------
Total fixed maturities      $165,145     $    224     $  (4,682)    $160,687
                             =======      =======      ========      =======
EQUITY SECURITIES
 AVAILABLE-FOR-SALE:
  Common stock..............$  3,951     $    234     $    (133)    $  4,052
  Options...................     346          183           (62)         467
  Preferred stock...........   3,045          199           (61)       3,183
                             -------      -------      --------      -------
                               7,342          616          (256)       7,702
                             -------      -------      --------      -------
 TRADING:
  Common stock..............     573         -             (164)         409
  Preferred stock...........     352         -              (14)         338
                                 925         -             (178)         747
                             -------      -------       -------      -------
Total equity securities     $  8,267     $    616      $   (434)    $  8,449
                             =======      =======       =======      =======
FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
TRADING:
 Common stock...............$   (410)    $     11      $   -        $   (399)
 Options....................    (312)         166          -            (146)
                             -------      -------       -------      -------
Total financial instruments
 sold, but not yet
 purchased..................$   (722)    $    177      $   -        $   (545)
                             =======      =======       =======      =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
NOTE 3.  INVESTMENT SECURITIES (CONTINUED)

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

FIXED MATURITIES
- ----------------
 AVAILABLE-FOR-SALE:
  Corporate securities.......$ 28,805      $   448      $   (767)    $ 28,486
  U.S. Government and
   agencies obligations......  43,496          941            (6)      44,431
  Government National
   Mortgage Association......  66,361          496            (5)      66,852
  Obligations of states and
   political subdivisions....   1,620           44           (40)       1,624
                              -------       ------       -------      -------
Total fixed maturities       $140,282      $ 1,929      $   (818)    $141,393
                              =======       ======       =======      =======

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
 Common stock................$    988      $     6      $   (235)    $    759
 Preferred stock.............   4,516          150           (97)       4,569
                              -------       ------       -------      -------
                                5,504          156          (332)       5,328
                              -------       ------       -------      -------
TRADING:
 Common stock................   1,137            4          (130)       1,011
 Preferred stock.............     151            -             -          151
                              -------       ------       -------      -------
                                1,288            4          (130)       1,162
                              -------       ------       -------      -------
Total equity securities      $  6,792      $   160      $   (462)    $  6,490
                              =======       ======       =======      =======

FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
 TRADING:
  Common stock...............$   (752)     $    36      $   (119)    $   (835)
  Options....................      (2)           1             -           (1)
                              -------       ------       -------      -------
Total financial instruments
 sold, but not yet
 purchased...................$   (754)     $    37      $   (119)    $   (836)
                              =======       ======       =======      =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
NOTE 3.  INVESTMENT SECURITIES (CONTINUED)

      The amortized cost and market value of fixed maturities at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             JUNE 30, 1996
                                        ----------------------
                                        AMORTIZED       MARKET
                                          COST          VALUE
                                        ---------      -------
                                        (DOLLARS IN THOUSANDS)

Due in one year or less................$   -          $   -
Due after one year through
 five years............................   4,579          4,534
Due after five years through
 ten years.............................  29,224         27,927
Due after ten years....................  25,012         23,751
                                        -------        -------
                                         58,815         56,212
Government National
 Mortgage Association.................. 106,330        104,475
                                        -------        -------
Totals.................................$165,145       $160,687
                                        =======        =======

NOTE 4.  OTHER INVESTMENTS

      At June 30, 1996, the Company had an investment of $7,221,000 in a limited partnership which invests in relatively "market neutral" strategies, such as risk arbitrage, convertible arbitrage
and distressed situations.   The condensed statement of operations
for the limited partnership is as follows:

                          THREE MONTHS ENDED     SIX MONTHS ENDED
                               JUNE 30,              JUNE 30,
                             1996       1995       1996       1995
                          ----------------------------------------
                                   (DOLLARS IN THOUSANDS)

      Revenues............$ 2,253  $   (59)      $ 3,631  $   134
      Net income (loss)...$ 1,733  $   (65)      $ 3,104  $   122


      IHC's share of net
       income (loss)......$   703  $   (30)      $ 1,210  $    53

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
NOTE 5.  INCOME PER SHARE

      The computations of income per share were based upon the weighted average number of common and dilutive common equivalent shares outstanding of approximately 7,499,000 and 7,674,000 for the three months ended June 30, 1996 and 1995, respectively, and 7,483,000 and 7,710,000 for the six months ended June 30, 1996 and 1995 respectively (see Note 1c). Dilutive common equivalent shares include 67,000 and 3,000 for the three months ended June 30, 1996 and 1995, respectively, and 51,000 and 3,000 for the six months ended June 30, 1996 and 1995, respectively, from the assumed exercise of options using the treasury stock method. Fully diluted earnings per share is not shown as the assumed exercise of all other stock options and warrants is anti-dilutive.

NOTE 6.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation and discontinued operations.
      Federal income tax benefits amounting to $599,000 for the six months ended June 30, 1995, resulting from the utilization of net operating loss carryforwards existing at December 31, 1980 (the date of quasi-reorganization of IHC), were credited to paid-in capital. There are no remaining Federal income tax benefits to be credited to paid-in capital for net operating loss carryforwards in 1996.

NOTE 7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                               JUNE 30,
                                          1996          1995
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

      Cash payments for:
           Interest.....................$  413        $  555

           Income taxes.................$  539        $  866

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


                      RESULTS OF OPERATIONS
                      ---------------------
THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995
- -------------------------------------------------------------------
      The Company's net income applicable to common shares was $2.1 million or $.28 per share for the period ended June 30, 1996 versus $1.8 million or $.23 per share for the comparable period of 1995. Operating income before income taxes from continuing operations increased to $1.1 million in the second quarter of 1996 from $.9 million in the second quarter of 1995. The Company had net realized and unrealized losses of $.8 million in the second quarter of 1996, as compared to gains of $.4 million for the second quarter of 1995. Excluding net realized and unrealized gains, the Company had operating income from continuing operations of $1.9 million in the second quarter of 1996 as compared to $.5 million for the same period of 1995. Income from discontinued operations, net was $.6 million for the three months ended June 30, 1996 versus $.5 million for the comparable period of 1995. Operating income before income taxes from discontinued operations was $1.0 million for the three months ended June 30, 1996 as compared to $.9 million for the same period in 1995.

INSURANCE GROUP
- ---------------
      Standard Life's core businesses are: (i) underwriting specific and aggregate excess medical insurance coverage ("stop loss") sold to employers that self-insure their employees' health benefits and
(ii) short-term statutory disability benefits law business in New York ("DBL"). Standard Life also markets group life insurance to employers who self insure or enroll in health maintenance organizations ("HMO's"). Standard Life has developed ancillary products, including reinsurance on, and risk-sharing and other alliances with, HMO's and provider health care organizations that desire to reduce their risk assumption and/or are required to purchase this coverage by regulation; point-of-service ("POS") insurance coverage sold to employers who are participating in an HMO health benefit plan and want to purchase a health insurance product that will provide their employees with a choice of providers; a behavioral health carve-out POS policy that is sold to employers that wish to provide a supplemental mental health insurance product to their employees; and reinsurance coverage for life and health insurance sold in South and Central America. In addition, Standard Life has existing business in-force in the following lines of business which are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Standard Life also actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life and health insurers, reinsurers, HMO's and managed care companies, that it believes would augment its existing businesses. Standard Life also performs auditing and marketing services in connection with its stop loss business.
      During the second quarter of 1996, Madison Life's rating from A.M. Best & Company, Inc. was upgraded to B++ (Very Good). Madison Life markets group long-term and short-term disability and group life products as well as credit life and credit disability products. The group long-term and short-term disability and group life products are marketed to school districts, municipalities and hospitals, primarily in the Midwest. This business is sold through two marketing agencies that specialize in these target markets and assist in the billing and administration of the business. Approximately 85% of the credit insurance premiums are written through credit unions. Other sources of credit insurance premiums include automobile dealers, banks and finance companies. Its existing blocks of individual ordinary life, individual accident and health, and annual and single premium deferred annuity business are in runoff. Madison Life historically has purchased, on an assumption reinsurance basis, blocks of group credit life and credit disability insurance and individual ordinary life insurance business to increase overall profitability. In May 1996, Madison Life acquired, effective January 1, 1996, a block of pre-need individual ordinary life insurance and annuity policies with reserves of approximately $33 million. Madison Life, through an investment subsidiary, has also entered into several joint venture investments involved in managed health care activities, including provider excess reinsurance, development and management of provider sponsored health plans and reinsurance of life and health insurance.
      The Insurance Group had operating income of $1.9 million for the three months ended June 30, 1996 versus $1.6 million for the three months ended June 30, 1995. Operating income includes net realized and unrealized losses of $.8 million for the quarter ended June 30, 1996 compared to $.4 million of gains for the comparable quarter of 1995. Decisions to sell securities are based on cash flow needs, investment opportunities, and economic and market conditions thus creating fluctuations in gains from one year to the next. Operating income excluding net realized and unrealized gains was $2.7 million for the second quarter of 1996 as compared to $1.2 million for the second quarter of 1995. Premium revenues increased $3.4 million or 24.6% from the second quarter of 1995 to the second quarter of 1996; premium revenues at Madison Life increased $1.2 million from 1995 to 1996 while Standard Life had a $2.2 million increase in premiums. The increase at Madison Life is comprised of: a $.6 million increase in the credit lines of business primarily due to new accounts added during the 1996 quarter, a $.2 million increase in long-term disability premiums, and a $.4 million increase in ordinary life and individual accident and health lines of business primarily from the acquisition of the pre-need block of business purchased in May 1996. The increase at Standard Life is comprised of: a $2.0 million increase in stop loss premiums reflecting increased retention along with the continued growth in this line of business, $.5 million from a new POS product, and $.3 million from a new HMO reinsurance product, offset by a $.3 million decrease in the group accident and health pool assumed and a $.3 million decrease due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business. Total investment income increased $1.5 million due to a realignment of the securities portfolio, higher returns on certain equity investments, and $.7 million of investment income received from the transfer of assets for the pre-need block of business at Madison Life. After adjusting for the transfer of such assets effective January 1, 1996, the annualized return on investments in the second quarter of 1996 was 8.0% compared to 7.3% in the second quarter of 1995. Equity income increased $.2 million due to a reduction in expenses sustained from certain start-up insurance related partnerships in 1995. Other income remained steady.
      Insurance benefits, claims and reserves increased $3.2 million reflecting an increase of $1.8 million at Madison Life and $1.4 million at Standard Life. Madison Life's increase is a result of the following: a $1.0 million increase in ordinary life and individual accident and health claims and reserves primarily due to the acquisition of the pre-need block of business, a $.2 million increase in long-term disability claims, a $.1 million increase in surrenders on life insurance policies, and a $.5 million increase in the credit line of business due to new accounts. The increase at

Standard Life is comprised of: $1.3 million in stop loss claims incurred as a result of the increased retention in this line of business, additional claims and reserves of $.4 million relating to a new POS product, and $.2 million relating to a new HMO reinsurance product offset by a $.5 million decrease due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business. Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.4 million; Madison Life's expenses remained steady and Standard Life's expenses increased $.4 million. Standard Life's expenses increased due to a $.2 million increase in commissions due to the growth of business, and a $.2 million increase in general expenses due to administrative fees associated with the higher retention of the stop loss business.

CORPORATE
- ---------
      Operating losses for the three months ended June 30, 1996 amounted to $.8 million, compared to operating losses of $.7 million for the same period of 1995. Investment income increased $.1 million from 1995. Other income and interest expense remained steady. Selling, general and administrative expenses increased $.2 million.

DISCONTINUED OPERATIONS
- -----------------------
      Operating income of Zimmerman was $1.0 million for the three months ended June 30, 1996 versus $.9 million for the comparable period of 1995. Sales and cost of sales increased $.5 million. Gross profit margins were 23.3% for the three months ended June 30, 1996 as compared to 24.3% for the comparable period of 1995. Interest expense remained constant. Selling, general and administrative expenses decreased $.1 million.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE
30, 1995
- ----------------------------------------------------------------
      The Company's net income applicable to common shares was $3.9 million or $.52 per share for the six months ended June 30, 1996 versus $2.5 million or $.33 per share for the comparable period of 1995. Operating income from continuing operations increased to $2.5 million in the period ended June 30, 1996 from $.5 million in the period ended June 30, 1995. The Company had net realized and unrealized losses of $.7 million for the six months ended June 30, 1996, as compared to losses of $.4 million for the six months ended June 30, 1995. Excluding net realized and unrealized gains, the Company had operating income from continuing operations of $3.2 million in the first six months of 1996 as compared to $.9 million for the same period of 1995. Income from discontinued operations, net was $1.0 million for the six months ended June 30, 1996 versus $1.1 million for the same period of 1995. Operating income before income taxes from discontinued operations was $1.7 million for the six months ended June 30, 1996 as compared to $1.8 million for the same period of 1995.

INSURANCE GROUP
- ---------------
      The Insurance Group had operating income of $4.1 million for the six months ended June 30, 1996 versus $2.2 million for the six months ended June 30, 1995. Operating income includes net realized and unrealized losses of $.7 million for the six months ended June 30, 1996 compared to $.4 million of losses for the same period of 1995. Operating income excluding net realized and unrealized gains was $4.8 million for the six months of 1996 as compared to $2.6 million for the six months of 1995. Premium revenues increased
$6.6 million or 24.6% from 1995 to 1996; premium revenues at Madison Life increased $1.2 million while Standard Life had a $5.4 million increase in premiums. The increase at Madison Life is comprised of: a $.3 million increase in the credit lines of business primarily due to new accounts added during the 1996 quarter, a $.3 million increase in long-term disability premiums, a $.3 million increase in ordinary life and individual accident and health line of business primarily from the acquisition of the pre-need block of business purchased in May 1996 and a $.3 million increase in other life and health lines of business. The increase at Standard Life is comprised of: a $4.0 million increase in stop loss premiums reflecting increased retention along with the continued growth in this line of business, $1.0 million from a new POS product, $.9 million from a new HMO reinsurance product, and a $.1 million increase in a group accident and health pool assumed, offset by a $.6 million decrease due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business. Total investment income increased $1.8 million due to a realignment of the securities portfolio, higher returns on certain equity investments, and $.7 million of investment income received from the transfer of assets for the pre-need block of business at Madison Life. After adjusting for the transfer of such assets effective January 1, 1996, the annualized return on investments in the first six months of 1996 was 7.8% compared to 7.2% for the six months of 1995.
Equity income increased $.5 million due to a reduction in expenses sustained from certain start-up insurance related partnerships in 1995. Other income increased $.6 million from 1995 to 1996 resulting from an increase in reinsurance recoveries at Madison
Life and an increase in stop loss fees earned at Standard Life.
      Insurance benefits, claims and reserves increased $5.7 million reflecting an increase of $1.9 million at Madison Life and $3.8 million at Standard Life. Madison Life's increase is a result of the following: a $.9 million increase in ordinary life and individual accident and health claims and reserves primarily due to the acquisition of the pre-need block of business, a $.2 million increase in long-term disability claims, a $.2 million increase in group term life claims, a $.3 million increase in claims and reserves in other life and health lines of business, a $.2 increase in interest credited to annuities, and a $.1 million increase in the credit line of business due to new accounts. The increase at Standard Life is comprised of: $2.7 million increase in stop loss claims incurred as a result of the increased retention in this line of business, additional reserves of $.8 million relating to a new POS product, a $.6 million increase in claims and reserves from a new HMO reinsurance product and $.4 million relating to the assumed block of group accident and health line of business. These increases at Standard Life were offset by a $.7 million decrease in claims and reserves due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business. Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.6 million; Madison Life's expenses decreased $.2 million and Standard Life's expenses increased $1.8 million. Standard Life's expenses increased due to a $.6 million increase in commissions due to the growth of business, a $.3 million increase in amortization of deferred acquisition costs and a $.9 million increase in general expenses due to administrative fees associated with the higher retention of the stop loss business and an increase in salary and consulting expenses.


CORPORATE
- ---------
      Operating losses for the six months ended June 30, 1996 amounted to $1.6 million, compared to operating losses of $1.7 million for the same period of 1995. Investment income increased $.2 million from 1995. Interest expense decreased $.1 million and selling, general and administrative expenses increased $.2 million.

DISCONTINUED OPERATIONS
- -----------------------
      Operating income of Zimmerman was $1.7 million for the six months ended June 30, 1996 versus $1.8 million for the comparable period of 1995. Sales and cost of sales increased $.6 million. Gross profit margins were 23.0% for the six months ended June 30, 1996 as compared to 23.8% for the comparable period of 1995. Interest expense remained constant. Selling, general and administrative expenses increased $.1 million.


                          LIQUIDITY
                          ---------
INSURANCE GROUP
- ---------------
      The Insurance Group normally provides cash flow from operations, from the receipt of scheduled principal payments on its portfolio of fixed income securities and from earnings on short-term investments. Such cash flow is used partially to finance liabilities for insurance policy benefits. These liabilities represent long-term obligations which are calculated using certain assumed interest rates. The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 83.6% was invested in investment grade fixed income securities, resale agreements and cash and cash equivalents at June 30, 1996. These investments carry less risk of default and therefore lower interest rates than other types of fixed maturity investments. At June 30, 1996, approximately 3.3% of the carrying value of investable assets was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company monitors its investment portfolio on a continuous basis and believes the liquidity of the Insurance Group will not be adversely affected by its current investments.

CORPORATE
- ---------
      Corporate derives its funds principally from (i) dividends and interest income from its Insurance Group and Zimmerman, (ii) tax payments and management fees from its subsidiaries and (iii) investment income from Corporate liquidity.
      Regulatory constraints have historically not affected IHC's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses, interest and dividend payments at Corporate.
      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $11.2 million at June 30, 1996. At the present time, the Company is not in need of any additional long-term financing.

DISCONTINUED OPERATIONS
- -----------------------
      For the first six months of 1996, $.2 million of cash was provided by Zimmerman's operations. Cash of $.4 million was used to purchase property and equipment. Zimmerman has a $10.0 million bank line of credit of which $9.0 million was outstanding at June 30, 1996. The Company believes that Zimmerman has sufficient funds to meet its obligations.


                       CAPITAL RESOURCES
                       -----------------
      Due to its superior capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities, and to raise additional capital in the public or private markets to the extent determined to be necessary or desirable, in order to pursue acquisition opportunities or otherwise expand its operations.
      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry substantially all of its debt securities as available-for-sale. Primarily as a result of the increase in interest rates in the first six months of 1996, the Company recorded an unrealized loss of $4.1 million, net of deferred tax benefits of $.8 million, in total stockholders' equity; the foregoing reflects unrealized gains, net of taxes, of $.5 million at December 31, 1995 and $3.6 million of losses at June 30, 1996. The Company continues to employ investment strategies to mitigate interest rate and other market exposures.


                      NEW ACCOUNTING PRONOUNCEMENTS
                      -----------------------------
      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, and allows either expensing the value of stock-based compensation over the period earned, or disclosing in the Notes to the Consolidated Financial Statements the pro forma impact to net income and earnings per share as if the fair value of the awards had been charged to compensation expense. The Company has decided to adopt the disclosure provisions of the Statement.
      In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The requirements of SFAS No. 125 would be effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this Statement.

PART II.  OTHER INFORMATION
- ---------------------------
Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            At its Annual Meeting of Stockholders held on June 27, 1996, the following eight nominees were re-elected for one-year terms on the Board of Directors:

            Harold E. Johnson, Allan C. Kirkman, Steven B. Lapin,
            Donald T. Netter,  Edward Netter, Edward J. Scheider,
            Roy T.K. Thung and F. Peter Zoch, III

            The vote on the election of the above nominees was:

            For         At least 11,263,781 shares

            Withheld    No more than 127,549 shares

            There were 1,300 broker nonvotes.

            In addition, at such meeting, a one-for-two reverse split of the Company's shares of Common Stock was approved by a vote of 9,744,545 shares for, 44,154 shares against, and 12,224 shares abstaining. There were 1,591,707 broker nonvotes.

            Also at such meeting, the appointment of KPMG Peat Marwick LLP as independent auditors for 1996 was ratified by a vote of 11,366,320 shares for, 15,899 shares against, and 9,111 shares abstaining. There were 1,300 broker nonvotes.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
      a)    1)    Exhibit 3(i). Restated Certificate of
                  Incorporation.

            2) Exhibit 11. Statement re: computation of per share earnings.

            3)    Exhibit 27.  Financial Data Schedule.

      b)    No report on Form 8-K was filed during the quarter ended
            June 30, 1996.

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


                                 INDEPENDENCE HOLDING COMPANY
                                 ----------------------------
                                       (THE REGISTRANT)



Dated: August 12, 1996          By: /s/Roy T.K. Thung
                                    -------------------------
                                    Roy T. K. Thung
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Treasurer





Dated: August 12, 1996          By: /s/Teresa A. Herbert
                                    --------------------------
                                    Teresa A. Herbert
                                    Vice President and
                                    Controller