Form 10-Q
period 1996-09-30
INDEPENDENCE HOLDING CO
filed 1996-11-14
CIK 701869

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarter Period Ended: SEPTEMBER 30, 1996
                                            ------------------
                       Commission File Number: 0-10306
                                               -------
                    INDEPENDENCE HOLDING COMPANY
       ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)



        DELAWARE                       58-1407235
-----------------------      ----------------------------------
(State of Incorporation)    (I.R.S. Employer Identification No.)


96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT            06902
---------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



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

       7,431,748 SHARES OF COMMON STOCK, $1.00 PAR VALUE*
-------------------------------------------------------------------
        Common Stock outstanding as of November 8, 1996

(Adjusted for the one-for-two reverse stock split of the Company's shares of Common Stock effective June 28, 1996)

* Does not include 2,188,950 treasury shares held of record by the Registrant.

                INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                                    INDEX




PART 1 - FINANCIAL INFORMATION                          PAGE NO.
------------------------------                          --------
  Consolidated Balance Sheets -
   September 30, 1996 (unaudited) and
   December 31, 1995................................         2

  Consolidated Statements of Operations -
   Three Months and Nine Months Ended
   September 30, 1996 and 1995 (unaudited)..........         3

  Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 1996
   and 1995 (unaudited).............................         4

  Notes to Consolidated Financial Statements
   (unaudited)......................................    5 - 12

  Management's Discussion and Analysis of Results
   of Operations and Financial Condition............   13 - 22


PART II - OTHER INFORMATION
---------------------------
  Item 6 - Exhibits and Reports on Form 8-K.........        23

  Signatures........................................        24

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                        SEPTEMBER 30,  DECEMBER 31,
                                                      1996          1995
-----------------------------------------------------------------------------
                                                    (UNAUDITED)
 ASSETS:
 Cash and cash equivalents........................$  7,741,000  $ 26,860,000
 Short-term investments...........................   9,329,000     7,376,000
 Securities purchased under agreements to resell..  12,721,000     5,195,000
 Fixed maturities (Note 3)........................ 166,116,000   141,393,000
 Equity securities (Note 3).......................   5,201,000     6,490,000
 Other investments................................  29,337,000    25,413,000
 Trade accounts, notes and other receivables......   3,935,000     4,164,000
 Deferred insurance acquisition costs.............  11,052,000     9,156,000
 Property, plant and equipment, net...............   1,638,000     1,204,000
 Due from reinsurers..............................  41,308,000    44,588,000
 Due from brokers.................................   6,518,000     1,706,000
 Other assets.....................................   7,933,000     5,369,000
 Net assets of discontinued operations (Note 2)...   8,719,000     7,293,000
                                                   -----------   -----------
      TOTAL ASSETS................................$311,548,000  $286,207,000
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future policy benefits...........................$138,133,000  $103,872,000
 Unearned premiums................................  12,701,000    12,665,000
 Funds on deposit.................................  33,837,000    34,463,000
 Insurance policy claims..........................   3,852,000     5,162,000
 Other policyholders' funds.......................   2,238,000     2,071,000
 Financial instruments sold, but not yet
  purchased (Note 3)..............................      66,000       836,000
 Due to brokers...................................  15,723,000    22,136,000
 Due to reinsurers................................   3,039,000     3,946,000
 Accounts payable, accruals and other liabilities.  13,955,000    12,423,000
 Income taxes, principally deferred (Note 6)......   3,655,000     4,915,000
 Long-term debt...................................  10,056,000    12,111,000
                                                   -----------   -----------
     TOTAL LIABILITIES............................ 237,255,000   214,600,000
                                                   -----------   -----------
STOCKHOLDERS' EQUITY:
 Common stock, par value $1 per share
 (15,000,000 shares authorized; 7,431,748
 shares and 7,432,274 shares, respectively,
 issued and outstanding, net of 2,188,950
 shares in treasury)..............................   7,432,000     7,432,000
 Paid-in capital..................................  76,240,000    76,245,000
 Unrealized gains (losses) on investments,
  net of deferred taxes (tax benefits) of
  $(499,000) and $321,000, respectively...........  (3,160,000)      495,000
 Accumulated deficit..............................  (6,219,000)  (12,565,000)
                                                   -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY...................  74,293,000    71,607,000
                                                   -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...$311,548,000  $286,207,000
                                                   ===========   ===========
        See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               THREE MONTHS                 NINE MONTHS
                            ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                            1996          1995          1996          1995
---------------------------------------------------------------------------
REVENUES:
 Insurance premiums....$ 17,084,000 $ 13,379,000  $ 50,632,000 $ 40,309,000
 Net investment income    3,394,000    3,597,000    12,099,000   10,268,000
 Net realized and
  unrealized gains
  (losses).............     208,000      320,000      (453,000)     (86,000)
 Equity income (loss)..     (36,000)      17,000        40,000     (405,000)
 Other income..........   1,050,000      490,000     3,114,000    1,867,000
                         ----------   ----------    ----------   ----------
                         21,700,000   17,803,000    65,432,000   51,953,000
                         ----------   ----------    ----------   ----------
EXPENSES:
 Insurance benefits,
  claims and reserves..  12,024,000    9,741,000    36,650,000   28,590,000
 Amortization of
  deferred insurance
  acquisition costs....     713,000      911,000     2,935,000    2,971,000
 Interest expense......     192,000      275,000       657,000      834,000
 Selling, general and
  administrative
  expenses.............   7,052,000    5,436,000    20,971,000   17,624,000
                         ----------   ----------    ----------   ----------
                         19,981,000   16,363,000    61,213,000   50,019,000
                         ----------   ----------    ----------   ----------
Operating income
 before income taxes...   1,719,000    1,440,000     4,219,000    1,934,000
Income tax benefit.....    (237,000)    (143,000)     (569,000)  (1,059,000)
                         ----------   ----------    ----------   ----------
Income from continuing
 operations, net.......   1,956,000    1,583,000     4,788,000    2,993,000

Income from discontinued
 operations, net.......     531,000      442,000     1,558,000    1,558,000
                         ----------   ----------    ----------   ----------
Net income.............$  2,487,000 $  2,025,000  $  6,346,000 $  4,551,000
                         ==========   ==========    ==========   ==========
INCOME PER COMMON SHARE:
Income from continuing
 operations............$        .26 $        .21  $        .64 $        .39
Income from discontinued
 operations, net.......         .07          .06           .21          .20
                         ----------   ----------    ----------   ----------
Net income.............$        .33 $        .27  $        .85 $        .59
                         ==========   ==========    ==========   ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING....   7,500,000    7,537,000     7,489,000    7,652,000
                         ==========   ==========    ==========   ==========
        See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,                        1996          1995
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................$  6,346,000  $  4,551,000
 Adjustment to reconcile net income to net cash
  provided by operating activities:
 Amortization of deferred insurance acquisition
  costs..........................................   2,935,000     2,971,000
 Realized losses on sales of
  investment securities..........................     461,000       376,000
 Unrealized gains on trading securities..........      (8,000)     (290,000)
 Equity loss (income)............................     (40,000)      405,000
 Depreciation....................................     225,000       209,000
 Deferred taxes (tax benefits)...................    (126,000)   (1,285,000)
 Income tax benefit credited to paid-in capital..        -          599,000
 Income from discontinued operations, net........  (1,558,000)   (1,558,000)
 Other...........................................     (11,000)      162,000
Change in assets and liabilities:
 Net purchases of trading securities.............    (261,000)     (800,000)
 Increase in future insurance policy benefits
  claims and other policy liabilities............  34,347,000     8,259,000
 Additions to deferred insurance acquisition
  costs..........................................  (4,831,000)   (1,284,000)
 Change in net amounts due from and to reinsurers   2,372,000    (7,561,000)
 Change in income tax liability..................    (315,000)     (486,000)
 Other...........................................    (237,000)     (620,000)
                                                  -----------   -----------
      Net cash provided by operating activities..  39,299,000     3,648,000
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to brokers.... (11,225,000)    2,294,000
 Sales and maturities of short-term investments..  22,245,000     7,393,000
 Purchases of short-term investments............. (24,195,000)  (15,271,000)
 Net purchases of resale and repurchase
  agreements.....................................  (7,527,000)   (1,817,000)
 Sales of equity securities......................  17,112,000    58,257,000
 Purchases of equity securities.................. (15,632,000)  (62,179,000)
 Sales and maturities of fixed maturities........ 120,069,000   185,860,000
 Purchases of fixed maturities...................(150,490,000) (179,933,000)
 Proceeds on sale of other investments...........   3,200,000     4,022,000
 Other investments, net.......................... (12,348,000)   (5,411,000)
 Discontinued operations, net....................     132,000       562,000
 Other...........................................   4,416,000      (533,000)
                                                  -----------   -----------
      Net cash used by investing activities...... (54,243,000)   (6,756,000)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock and warrants.........      (5,000)   (1,677,000)
 Payments of investment-type insurance contracts.  (1,818,000)   (1,818,000)
 Repayment of long-term debt.....................  (2,055,000)     (750,000)
 Dividends paid..................................    (297,000)     (311,000)
                                                  -----------   -----------
      Net cash used by financing activities......  (4,175,000)   (4,556,000)
                                                  -----------   -----------

Decrease in cash and cash equivalents............ (19,119,000)   (7,664,000)
Cash and cash equivalents, beginning of year.....  26,860,000    20,670,000
                                                  -----------   -----------
Cash and cash equivalents, end of period.........$  7,741,000  $ 13,006,000
                                                  ===========   ===========

        See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)
--------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

      (A)  BUSINESS AND ORGANIZATION

      Independence Holding Company and subsidiaries (the "Company" or "IHC") is a financial services company engaged primarily in insurance activities through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their affiliates (the "Insurance Group").
      IHC is also engaged in sign manufacturing through its majority-owned subsidiary, Zimmerman Sign Company ("Zimmerman"). The Company intends, however, to reposition itself exclusively as a financial services company. In that regard, IHC's Board of Directors has approved the distribution of its entire investment in Zimmerman on a pro rata basis to holders of IHC Common Stock. Such distribution remains subject to satisfaction of certain conditions, including effectiveness of a registration statement. The Consolidated Financial Statements of IHC and notes thereto have been restated to present Zimmerman as discontinued operations. (See Note 8).
      Geneve Corporation, a diversified financial holding company, and its affiliated entities ("Geneve") hold approximately 55% of IHC's outstanding common stock.

      (B)  PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1995.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
(CONTINUED)

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

NOTE 2.  DISCONTINUED OPERATIONS

      Since Zimmerman has historically comprised all of IHC's manufacturing segment, the Consolidated Financial Statements and notes thereto of IHC have been restated to present Zimmerman as discontinued operations.
      The net assets of Zimmerman have been reclassified in the Consolidated Balance Sheets as follows:

                                     SEPTEMBER 30,  DECEMBER 31,
                                         1996           1995
                                     ---------------------------
                                       (DOLLARS IN THOUSANDS)

      Accounts receivable............. $  9,489        $  9,284
      Inventories.....................   14,977          12,659
      Other assets....................    2,981           3,938
      Accounts payable and
       liabilities including
       minority interest..............   (8,664)         (8,899)
      Long-term debt..................  (10,064)         (9,689)
      Net assets of discontinued        -------         -------
       operations..................... $  8,719        $  7,293
                                        =======         =======
      Income from discontinued operations for the three months and nine months ended September 30, 1996 and 1995 is summarized as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------
NOTE 2.  DISCONTINUED OPERATIONS (CONTINUED)

                        THREE MONTHS ENDED       NINE MONTHS ENDED
                           SEPTEMBER 30,           SEPTEMBER 30,
                          1996       1995         1996       1995
                        -------------------    -------------------
                                  (DOLLARS IN THOUSANDS)

      Revenues...........$  9,832  $ 10,230   $ 30,451   $ 30,298
                          =======   =======    =======    =======
      Operating income
       from discontinued
       operations, net of
       minority interest.$    862  $    716   $  2,531   $  2,515
      Income taxes.......     331       274        973        957
      Net income from     -------   -------    -------    -------
       discontinued
       operations, net of
       minority interest.$    531  $    442   $  1,558   $  1,558
                          =======   =======    =======    =======
      Zimmerman is included in the consolidated federal income tax return filed by IHC. On a separate company basis, Zimmerman has a tax sharing agreement with IHC; accordingly, discontinued operations are shown net of applicable taxes in accordance with such agreement.
      Zimmerman will incur approximately $1,036,000 of expenses due to transactions associated with the distribution of Zimmerman.
The net expense to IHC of $550,000, including a tax benefit of $352,000 and minority interest of $134,000, was offset by expected income from Zimmerman for the fourth quarter of 1996 and is recorded in discontinued operations, net on the consolidated statement of operations for the period ended September 30, 1996.

NOTE 3.  INVESTMENT SECURITIES

      The cost (amortized cost with respect to certain fixed income securities) and market value of IHC's investment securities as of September 30, 1996 and December 31, 1995 are as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 3.  INVESTMENT SECURITIES (CONTINUED)

                                           SEPTEMBER 30, 1996
                           --------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED     MARKET
                             COST          GAINS         (LOSSES)      VALUE
                           --------------------------------------------------
                                         (DOLLARS IN THOUSANDS)

FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities......$ 29,324     $    150     $  (1,619)    $ 27,855
  U.S. Government and
   agencies obligations.....  29,498          128        (1,118)      28,508
Government National
   Mortgage Association..... 108,971           21        (1,306)     107,686
  Obligations of states and
    political subdivisions..   1,619           37           (88)       1,568
                             -------      -------      --------      -------
                             169,412          336        (4,131)     165,617
                             -------      -------      --------      -------
 TRADING:
  U.S. Government and
   agencies obligations....      499         -             -             499
                             -------      -------      --------      -------
Total fixed maturities      $169,911     $    336     $  (4,131)    $166,116
                             =======      =======      ========      =======
EQUITY SECURITIES
 AVAILABLE-FOR-SALE:
  Common stock..............$  1,608     $    114     $    (110)    $  1,612
  Preferred stock...........   2,906          194           (62)       3,038
                             -------      -------      --------      -------
                               4,514          308          (172)       4,650
                             -------      -------      --------      -------
 TRADING:
  Common stock..............     644           36          (129)         551
                             -------      -------       -------      -------
Total equity securities     $  5,158     $    344      $   (301)    $  5,201
                             =======      =======       =======      =======
FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
TRADING:
 Options....................$    (75)    $      9      $    -       $    (66)
 Total financial instruments -------      -------       --------     -------
  sold, but not yet
  purchased.................$    (75)    $      9      $    -       $    (66)
                             =======      =======       ========     =======

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

FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities.......$ 28,805      $   448      $   (767)    $ 28,486
 U.S. Government and
   agencies obligations......  43,496          941            (6)      44,431
  Government National
   Mortgage Association......  66,361          496            (5)      66,852
  Obligations of states and
   political subdivisions....   1,620           44           (40)       1,624
                              -------       ------       -------      -------
Total fixed maturities       $140,282      $ 1,929      $   (818)    $141,393
                              =======       ======       =======      =======
EQUITY SECURITIES
AVAILABLE-FOR-SALE:
 Common stock................$    988      $     6      $   (235)    $    759
 Preferred stock.............   4,516          150           (97)       4,569
                              -------       ------       -------      -------
                                5,504          156          (332)       5,328
                              -------       ------       -------      -------
TRADING:
 Common stock................   1,137            4          (130)       1,011
 Preferred stock.............     151            -             -          151
                              -------       ------       -------      -------
                                1,288            4          (130)       1,162
                              -------       ------       -------      -------
Total equity securities      $  6,792      $   160      $   (462)    $  6,490
                              =======       ======       =======      =======
FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
 TRADING:
  Common stock...............$   (752)     $    36      $   (119)    $   (835)
  Options....................      (2)           1             -           (1)
Total financial instruments   -------       ------       -------      -------
 sold, but not yet
 purchased...................$   (754)     $    37      $   (119)    $   (836)
                              =======       ======       =======      =======
      The amortized cost and market value of fixed maturities at September 30, 1996, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------
NOTE 3.  INVESTMENT SECURITIES (CONTINUED)

                                          SEPTEMBER 30, 1996
                                        ----------------------
                                        AMORTIZED       MARKET
                                          COST          VALUE
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

Due in one year or less................$   -          $   -
Due after one year through
 five years............................   6,868          6,769
Due after five years through
 ten years.............................  32,769         31,546
Due after ten years....................  21,303         20,115
                                        -------        -------
                                         60,940         58,430
Government National
 Mortgage Association.................. 108,971        107,686
                                        -------        -------
Totals.................................$169,911       $166,116
                                        =======        =======

NOTE 4.  OTHER INVESTMENTS

      At September 30, 1996 and 1995, the Company had an investment of $11,201,000 and $3,796,000, respectively, in a limited partnership which invests in relatively "market neutral"
strategies, such as risk arbitrage, convertible arbitrage and
distressed situations.   The condensed statement of operations for
the limited partnership is as follows:

                          THREE MONTHS ENDED     NINE MONTHS ENDED
                             SEPTEMBER 30,         SEPTEMBER 30,
                            1996       1995       1996       1995
                          ----------------------------------------
                                   (DOLLARS IN THOUSANDS)

      Revenues............$ 1,119  $   655       $ 4,889  $    789
      Net income..........$   793  $   648       $ 3,896  $    770


      IHC's share of net
      income.............$   230   $   291       $ 1,440  $    345

NOTE 5.  INCOME PER SHARE

      The computations of income per share were based upon the weighted average number of common and dilutive common equivalent shares outstanding of approximately 7,500,000 and 7,537,000 for the three months ended September 30, 1996 and 1995, respectively, and 7,489,000 and 7,652,000 for the nine months ended September 30, 1996 and 1995 respectively (see Note 1c). Dilutive common equivalent shares include 68,000 and 3,000 for the three months

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 5.  INCOME PER SHARE (CONTINUED)

ended September 30, 1996 and 1995, respectively, and 57,000 and 3,000 for the nine months ended September 30, 1996 and 1995, respectively, from the assumed exercise of options using the treasury stock method. Fully diluted earnings per share is not shown as the assumed exercise of all other stock options and warrants is anti-dilutive.

NOTE 6.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation and discontinued operations.
      Federal income tax benefits amounting to $599,000 for the nine months ended September 30, 1995, resulting from the utilization of net operating loss carryforwards existing at December 31, 1980 (the date of quasi-reorganization of IHC), were credited to paid-in capital. There are no remaining Federal income tax benefits to be credited to paid-in capital for net operating loss carryforwards in 1996.

NOTE 7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                             SEPTEMBER 30,
                                          1996          1995
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

      Cash payments for:
           Interest.....................$   643       $   823

           Income taxes.................$   877       $ 1,081

NOTE 8.  SUBSEQUENT EVENTS

      On November 13, 1996, the Board of Directors approved the distribution of IHC's entire investment in Zimmerman, on a pro rata basis, to the holders of IHC common stock. The spin-off is expected to be effective on December 31, 1996, and is subject to satisfaction of certain remaining conditions, including effectiveness of a registration statement.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------
NOTE 8.  SUBSEQUENT EVENTS (CONTINUED)

      The terms of the spin-off provide for IHC shareholders to receive one share of Zimmerman Common Stock for each five shares of IHC Common Stock, and cash in lieu of fractional shares. IHC has received a ruling from the Internal Revenue Service that the distribution would be tax-free to IHC shareholders, and IHC would not recognize income, gain or loss as a result of the transaction.
      In connection with the spin-off, Zimmerman entered into banking arrangements in October 1996 to borrow up to an aggregate of $33,000,000, of which $10,000,000 consists of subordinated debt guaranteed by a subsidiary of IHC. The proceeds of current borrowings by Zimmerman under such arrangements have been used, among other things, to repay all of its prior outstanding indebtedness and to pay $17,600,000 of a declared $19,701,000 special dividend to its shareholders. Of the $18,470,000 portion of the special dividend to which it is entitled, IHC has used the paid portion to repay all of its $10,000,000 of indebtedness, to contribute $5,000,000 to its insurance group in exchange for a surplus note: IHC will use the balance of its portion of the special dividend for working capital.
      Assuming consummation of the spin-off, IHC could record a credit of approximately $7,400,000 to stockholders' equity (as at September 30, 1996); such credit would, however, be deferred until such time as the guaranty of Zimmerman's subordinated debt is eliminated.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
        ------------------------------------------------
      Independence Holding Company and subsidiaries (the "Company" or "IHC") consists of one continuing operating segment: the Insurance Group. This segment is composed of IHC's wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their affiliates. All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements and marketable securities) and expense items associated with parent company activities, the Company's remaining real estate operations and certain other investments of the Company are included in Corporate.
      IHC is also engaged in sign manufacturing through its majority-owned subsidiary, Zimmerman Sign Company ("Zimmerman"). The Company intends, however, to reposition itself exclusively as a financial services company engaged principally in insurance activities. In that regard, IHC's Board of Directors has approved the distribution of its entire investment in Zimmerman on a pro rata basis to holders of IHC Common Stock. Such distribution remains subject to satisfaction of certain conditions, including effectiveness of a registration statement. The Consolidated Financial Statements of IHC have been restated to present Zimmerman as discontinued operations (see Note 2 and Note 8 of Notes to Consolidated Financial Statements).


                      RESULTS OF OPERATIONS
                      ---------------------
THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995
--------------------------------------------------------------
      The Company's net income applicable to common shares was $2.5 million or $.33 per share for the quarter ended September 30, 1996 versus $2.0 million or $.27 per share for the comparable period of 1995. Operating income before income taxes from continuing operations increased to $1.7 million in the third quarter of 1996 from $1.4 million in the third quarter of 1995. The Company had net realized and unrealized gains of $.2 million in the third quarter of 1996 compared to gains of $.3 million in the third quarter of 1995. Excluding net realized and unrealized gains, the Company had operating income from continuing operations of $1.5 million in the third quarter of 1996 compared to $1.1 million in the same period of 1995. Income from discontinued operations, net was $.5 million for the three months ended September 30, 1996 versus $.4 million for the comparable period of 1995. Operating income before income taxes from discontinued operations was $.9 million for the three months ended September 30, 1996 compared to $.7 million for the same period in 1995.

INSURANCE GROUP
---------------
      Standard Life's core businesses are: (i) underwriting specific and aggregate excess medical insurance coverage ("stop loss") sold to employers that self-insure their employees' health benefits and (ii) short-term statutory disability benefits law business in New York ("DBL"). Standard Life also markets group life insurance to employers who self insure or enroll in health maintenance organizations ("HMO's"). Standard Life has developed and is marketing managed care products, including reinsurance for HMO's and provider health care organizations that desire to reduce their risk assumption and/or are required to purchase this coverage by regulation. In addition, Standard Life markets point-of-service ("POS") insurance coverage sold to employers who are participating in an HMO health benefit plan and want to purchase a health insurance product that will provide their employees with an expanded choice of providers. Standard Life has also entered the international market by providing reinsurance coverage in Latin America and the Caribbean to local insurance companies. Standard provides, as the issuing carrier, special risk disability and accident coverages for the sports and entertainment industries as well as to highly compensated executives and entertainers. In addition, Standard Life has existing business in-force in the following lines of business which are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Standard Life actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life and health insurers, reinsurers, HMO's and managed care companies, that it believes would augment its existing businesses. Standard Life also performs auditing and marketing services in connection with its stop loss business. In the fourth quarter of 1995, a subsidiary of Standard Life acquired a majority interest in a third party administrator ("TPA") in New York.
      Effective July 1, 1996, the ceding company on a block of Standard Life's ordinary life and annuity runoff business exercised its right to recapture this business; accordingly, the consolidated statement of operations does not reflect any income subsequent to June 30, 1996 from this block. Standard Life and the ceding company are currently negotiating the terms of the recapture, including the possible repurchase of the recapture rights, and expect to settle matters relating thereto in the fourth quarter of 1996.
      During the second quarter of 1996, Madison Life's rating from A.M. Best & Company, Inc. was upgraded to B++ (Very Good).
Madison Life markets group long-term and short-term disability and group life products as well as credit life and credit disability products. The group long-term and short-term disability and group life products are marketed to school districts, municipalities and hospitals, predominantly in the Midwest. This business is primarily sold through a marketing agency that specializes in these target markets and assists in the billing and administration of the business. Approximately 85% of the credit insurance premiums are written through credit unions. Other sources of credit insurance premiums include automobile dealers, banks and finance companies. Its existing blocks of individual ordinary life, individual accident and health, and annual and single premium deferred annuity business are in runoff. Madison Life historically has purchased, on an assumption reinsurance basis, blocks of group credit life and credit disability insurance and individual ordinary life insurance business to increase overall profitability. In May 1996, Madison Life acquired, effective January 1, 1996, a block of pre-need individual ordinary life insurance and annuity policies with reserves of approximately $33 million. Madison Life, through an investment subsidiary, has also entered into several joint venture investments involved in managed health care activities, including provider excess reinsurance, development and management of provider sponsored health plans and reinsurance of life and health insurance.
      The Insurance Group had operating income of $2.5 million for the three months ended September 30, 1996 versus $2.1 million for the three months ended September 30, 1995. Operating income includes net realized and unrealized gains of $.2 million for the quarter ended September 30, 1996 compared to $.1 million of gains for the comparable quarter of 1995. Decisions to sell securities are based on cash flow needs, investment opportunities, and economic and market conditions thus creating fluctuations in gains from one year to the next. Operating income excluding net realized and unrealized gains was $2.3 million for the third quarter of 1996 as compared to $2.0 million for the third quarter of 1995. Premium revenues increased $3.7 million or 28% from the third quarter of 1995 to the third quarter of 1996; premium revenues at Madison Life increased $.5 million from 1995 to 1996 while
Standard Life had a $3.2 million increase in premiums. The increase at Madison Life is comprised of: a $.1 million increase in the credit lines of business primarily due to new accounts added during 1996, a $.1 million increase in long-term disability premiums, a $.1 million increase in group term life premium, and a $.2 million increase in ordinary life and individual accident and health lines of business primarily from the acquisition of the pre-need block of business purchased in May 1996. The increase at Standard Life is comprised of: a $2.1 million increase in stop loss premiums reflecting increased retention along with the continued growth in this line of business, $.4 million from a new POS product, $.5 million from a new HMO reinsurance product and a $.4 million increase in DBL premiums due to an acquisition in the third quarter of 1996, offset by a $.2 million decrease due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business. Total investment income decreased $.1 million. The annualized return on investments in the third quarter of 1996 was 7.0% compared to 7.6% in the third quarter of 1995. Equity income decreased $.1 million. Other income increased $.6 million, reflecting increases of $.1 million at Madison Life and $.5 million at Standard Life.

The $.5 million increase at Standard Life is a result of fees earned from the TPA and an increase in stop loss fee income due to the increase in premiums in that line of business.
      Insurance benefits, claims and reserves increased $2.3 million reflecting an increase of $.9 million at Madison Life and $1.4 million at Standard Life. Madison Life's increase is the result of the following: a $.5 million increase in ordinary life and individual accident and health claims and reserves primarily due to the acquisition of the pre-need block of business, a $.1 million increase in long-term disability claims, a $.1 million increase in group term life claims and a $.2 million increase in the credit line of business. The increase at Standard Life is comprised of: $1.2 million in stop loss claims incurred as a result of the increased retention in this line of business, additional claims and reserves of $.3 million relating to a new POS product, a $.2 million increase in DBL claims and reserves, and a $.5 million increase relating to a new HMO reinsurance product, offset by a $.8 million decrease due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business. Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.5 million; Madison Life's expenses increased $.2 million and Standard Life's expenses increased $1.3 million. Standard Life's expenses increased due to a $.7 million increase in commissions due to the growth of business, and a $.6 million increase in general expenses due to administrative fees associated with the higher retention of the stop loss business, expenses attributable to the TPA and expenses attributable to new product development.

CORPORATE
---------
      Operating losses for the three months ended September 30, 1996 amounted to $.8 million, compared to operating losses of $.7 million for the same period of 1995. Operating income includes realized gains of $.2 million for the quarter ended September 30, 1995. Operating losses excluding net realized and unrealized gains were $.8 million in the third quarter of 1996 compared to $.9 million in the third quarter of 1995. Investment income decreased $.1 million from 1995 while other income remained steady. Interest expense decreased $.1 million due to lower borrowings. Selling, general and administrative expenses decreased $.1 million.

DISCONTINUED OPERATIONS
-----------------------
      Operating income of Zimmerman was $.9 million for the three months ended September 30, 1996 versus $.7 million for the comparable period of 1995. Sales decreased $.4 million and cost of sales decreased $.6 million. Gross profit margins were 24.6% for the three months ended September 30, 1996 as compared to 21.8% for the comparable period of 1995. Interest expense and selling, general and administrative expenses remained constant.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995
------------------------------------------------------------------
      The Company's net income applicable to common shares was $6.3 million or $.85 per share for the nine months ended September 30, 1996 versus $4.6 million or $.59 per share for the comparable period of 1995. Operating income from continuing operations increased to $4.2 million in the period ended September 30, 1996 from $1.9 million in the period ended September 30, 1995. The Company had net realized and unrealized losses of $.5 million for the nine months ended September 30, 1996, compared to losses of $.1 million for the nine months ended September 30, 1995.
Excluding net realized and unrealized losses, the Company had operating income from continuing operations of $4.7 million in the first nine months of 1996 compared to $2.0 million in the same period of 1995. Income from discontinued operations, net was $1.6 million for both the nine months ended September 30, 1996 and 1995. Operating income before income taxes from discontinued operations was $2.5 million for both the nine months ended September 30, 1996 and 1995.

INSURANCE GROUP
---------------
      The Insurance Group had operating income of $6.6 million for the nine months ended September 30, 1996 versus $4.3 million for the nine months ended September 30, 1995. Operating income includes net realized and unrealized losses of $.5 million for the nine months ended September 30, 1996 compared to $.4 million of losses for the same period of 1995. Operating income excluding net realized and unrealized losses was $7.1 million for the nine months of 1996 compared to $4.7 million for the nine months of 1995. Premium revenues increased $10.3 million or 26% from 1995 to 1996; premium revenues at Madison Life increased $1.7 million while Standard Life had a $8.6 million increase in premiums. The increase at Madison Life is comprised of: a $.4 million increase in the credit lines of business primarily due to new accounts added during 1996, a $.4 million increase in long-term disability premiums, a $.5 million increase in ordinary life and individual accident and health line of business primarily from the acquisition of the pre-need block of business purchased in May 1996, a $.2 million increase in group term life premiums and a $.2 million increase in other life and health lines of business. The change at Standard Life is comprised of the following increases:
$6.1 million in stop loss premiums reflecting increased retention along with the continued growth in this line of business, $1.4 million from a new POS product, $1.4 million from a new HMO reinsurance product, and $.4 million in its DBL line of business due to an acquisition in the third quarter of 1996, offset by a $.7 million decrease due to the continuing runoff in the closed blocks of life, annuity and individual and group accident and health lines of business. Total investment income increased $1.7 million due to a realignment of the securities portfolio, higher returns on certain equity investments, and an increase in assets for the pre-need block of business at Madison Life acquired in 1996. The annualized return on investments in the first nine months of 1996 was 7.5% compared to 7.4% for the nine months of 1995. Equity income increased $.5 million due to a reduction in expenses sustained from certain start-up insurance related partnerships in 1995. Other income increased $1.2 million from 1995 to 1996 resulting from an increase of $.4 million in reinsurance recoveries at Madison Life, an increase in stop loss fees earned at Standard Life of $.3 million, and an increase in fees earned of $.5 million from the TPA at Standard Life.
      Insurance benefits, claims and reserves increased $8.1 million reflecting an increase of $2.9 million at Madison Life and $5.2 million at Standard Life. Madison Life's increase is a result of the following: a $1.4 million increase in ordinary life and individual accident and health claims and reserves primarily due to the acquisition of the pre-need block of business, a $.3 million increase in long-term disability claims, a $.3 million increase in group term life claims, a $.2 million increase in claims and reserves in other life and health lines of business, a $.3 increase in interest credited to annuities, and a $.4 million increase in the credit line of business due to new accounts. The change at Standard Life is comprised of the following increases:
$4.0 million in stop loss claims incurred as a result of the increased retention and the increased premiums in this line of business, additional claims and reserves of $1.1 million relating to a new POS product, $1.2 million in claims and reserves from a new HMO reinsurance product, $.6 million relating to the assumed block of group accident and health line of business and $.4 million in DBL claims due to increased volume, offset by a $2.1 million decrease in claims and reserves due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business. Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $3.2 million; Madison Life's expenses remained steady. Standard Life's expenses increased due to a $1.3 million increase in commissions due to the growth in business, a $.1 million increase in amortization of deferred acquisition costs and a $1.8 million increase in general expenses due to administrative fees associated with the higher retention of the stop loss business, an increase in salary and consulting expenses, general expenses attributable to the TPA, and expenses attributable to new product development.

CORPORATE
---------
      Operating losses for both the nine months ended September 30, 1996 and 1995 amounted to $2.4 million. Operating losses include realized gains of $.3 million for the nine months ended September 30, 1995. Excluding net realized and unrealized gains, operating losses decreased to $2.4 million for the nine months ended September 30, 1996 compared to losses of $2.7 million for the nine months ended September 30, 1995. Investment income increased $.1 million from 1995 and other income increased $.1 million.
Interest expense decreased $.2 million and selling, general and administrative expenses increased $.1 million.

DISCONTINUED OPERATIONS
-----------------------
      Operating income of Zimmerman remained constant at $2.5 million for the nine months ended September 30, 1996 and 1995. Sales increased $.2 million while cost of sales remained unchanged. Gross profit margins were 23.5% for the nine months ended September 30, 1996 compared to 23.1% for the same period of 1995. There were no changes in interest expense. Selling, general and administrative expenses increased $.2 million.


                          LIQUIDITY
                          ---------
INSURANCE GROUP
---------------
      The Insurance Group normally provides cash flow from operations, from the receipt of scheduled principal payments on its portfolio of fixed income securities and from earnings on short-term investments. Such cash flow is used partially to finance liabilities for insurance policy benefits. These liabilities represent long-term obligations which are calculated using certain assumed interest rates. The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 84.6% was invested in investment grade fixed income securities, resale agreements and cash and cash equivalents at September 30, 1996. These investments carry less risk of default and therefore lower interest rates than other types of fixed maturity investments. At September 30, 1996, approximately 3.6% of the carrying value of investable assets was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company monitors its investment portfolio on a continuous basis and believes the liquidity of the Insurance Group will not be adversely affected by its current investments.

CORPORATE
---------
      Corporate derives its funds principally from (i) dividends and interest income from its Insurance Group, (ii) tax payments and management fees from its subsidiaries and (iii) investment income from Corporate liquidity.
      Regulatory constraints have historically not affected IHC's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses, interest and dividend payments at Corporate.
      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $11.9 million at September 30, 1996. At the present time, the Company is not in need of any additional long-term financing.

DISCONTINUED OPERATIONS
-----------------------
      For the first nine months of 1996, $.1 million of cash was provided by Zimmerman's operations. Cash of $.5 million was used to purchase property and equipment. Zimmerman has a $10.0 million bank line of credit of which $9.2 million was outstanding at September 30, 1996. The Company believes that Zimmerman has sufficient funds to meet its obligations ("See Recent Developments").

RECENT DEVELOPMENTS
-------------------
      The Board of Directors has approved the distribution of IHC's entire investment in Zimmerman, on a pro rata basis, to the holders of IHC common stock. The spin-off is expected to be effective on December 31, 1996, subject to satisfaction of certain remaining conditions, including effectiveness of a registration statement.
      The terms of the spin-off provide for IHC shareholders to receive one share of Zimmerman Common Stock for each five shares of IHC Common Stock, and cash in lieu of fractional shares. IHC has received a ruling from the Internal Revenue Service that the distribution would be tax-free to IHC shareholders, and IHC would not recognize income, gain or loss as a result of the transaction.
      In connection with the spin-off, Zimmerman entered into banking arrangements in October 1996 to borrow up to an aggregate of $33.0 million, of which $10.0 million consists of subordinated debt guaranteed by a subsidiary of IHC. The proceeds of current borrowings by Zimmerman under such arrangements have been used, among other things, to repay all of its prior outstanding indebtedness and to pay $17.6 million of a declared $19.7 million special dividend to its shareholders. Of the $18.5 million portion of the special dividend to which it is entitled, IHC has used the paid portion to repay all of its $10.0 million of indebtedness and to contribute $5.0 million to its insurance group in exchange for a surplus note; IHC will use the balance of its portion of the special dividend for working capital. Net estimated expenses of $.6 million in connection with the spin-off transactions were offset by expected income from Zimmerman for the fourth quarter of 1996 and are recorded in discontinued operations, net on the consolidated statement of operations.
      Assuming consummation of the spin-off, IHC could record a credit of approximately $7,400,000 to stockholders' equity (as at September 30, 1996); such credit would, however, be deferred until such time as the guarantee of Zimmerman's subordinated debt is eliminated.

                         CAPITAL RESOURCES
                         -----------------
      Due to its superior capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities, and to raise additional capital in the public or private markets to the extent determined to be necessary or desirable, in order to pursue acquisition opportunities or otherwise expand its operations.
      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry substantially all of its debt securities as available-for-sale. Primarily as a result of the increase in interest rates in the first nine months of 1996, the Company recorded an unrealized loss on available-for-sale securities of $3.7 million, net of deferred tax benefits of $.8 million, in total stockholders' equity; the foregoing reflects unrealized gains, net of taxes, of $.5 million at December 31, 1995 and $3.2 million of unrealized losses at September 30, 1996. The Company continues to employ investment strategies to mitigate interest rate and other market exposures.


                   NEW ACCOUNTING PRONOUNCEMENTS
                   -----------------------------
      In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, and allows either expensing the value of stock-based compensation over the period earned, or disclosing in the Notes to the Consolidated Financial Statements the pro forma impact to net income and earnings per share as if the fair value of the awards had been charged to compensation expense. The Company has decided to adopt the disclosure provisions of the Statement.

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The requirements of SFAS No. 125 would be effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this Statement.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
      a)    1)    Exhibit 11.  Statement re:  computation of per
                  share earnings.

            2)    Exhibit 27.  Financial Data Schedule.

      b) No report on Form 8-K was filed during the quarter ended September 30, 1996.

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


                                 INDEPENDENCE HOLDING COMPANY
                                 ----------------------------
                                       (THE REGISTRANT)



Dated: November 14, 1996        By: /s/Roy T.K. Thung
                                    -------------------------
                                    Roy T. K. Thung
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Treasurer





Dated: November 14, 1996        By: /s/Teresa A. Herbert
                                    -------------------------
                                    Teresa A. Herbert
                                    Vice President and
                                    Controller