Form 10-K405
period 1996-12-31
INDEPENDENCE HOLDING CO
filed 1997-03-31
CIK 701869

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                                  FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
               -------------------------------------------
                       COMMISSION FILE NUMBER 0-10306
                       ------------------------------
                      INDEPENDENCE HOLDING COMPANY
       -------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

           DELAWARE                         58-1407235
    ------------------------   ------------------------------------
    (State of Incorporation)   (I.R.S. Employer Identification No.)

      96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT    06902
      --------------------------------------------------------
      (Address of Principal Executive Offices)      (Zip Code)
                               (203) 358-8000
                               --------------
                             (Telephone Number)
    Securities registered pursuant to Section 12(b) of the Act:
                                  NONE
    ----------------------------------------------------------
    Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $1.00 PAR VALUE
                       SHARE PURCHASE WARRANTS
    ----------------------------------------------------------
                          (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes X  No
                             --    --
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
      7,431,769 shares of common stock were outstanding as of March 14, 1997 (adjusted for the one-for-two reverse stock split of the Company's shares of Common Stock effective June 28, 1996).
      The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of March 14, 1997 was $24,026,474.

      The Exhibit Index is located on page 74 of this filing.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for June 4, 1997 are incorporated by reference into Part III of this filing.

                                   PART 1

ITEM 1.  BUSINESS
         --------
      Independence Holding Company, a Delaware corporation ("IHC"), is a financial services holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

      Standard Life, which has an A (Excellent) rating from A.M.
Best & Company, Inc. ("Best"), is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin and licensed to sell insurance products in 44 states, the District of Columbia and the Virgin Islands, was upgraded to a B++ (Very Good) rating by Best during the second quarter of 1996. First Standard is domiciled in Delaware and licensed to write and reinsure property and casualty insurance in that State and New York State.

      On December 31, 1996, IHC consummated the distribution of the common stock of its majority-owned sign manufacturing subsidiary, Zimmerman Sign Company ("Zimmerman"), on a pro rata basis to the holders of record of IHC common stock as of December 20, 1996. Since December 1995, the Consolidated Financial Statements of the Company have been restated to present Zimmerman as discontinued operations (see Notes 2 and 10 of Notes to Consolidated Financial Statements).

      For information pertaining to the Company's business segments, reference is made to Note 18 of Notes to Consolidated
Financial Statements.


                       PRINCIPAL PRODUCTS AND SERVICES

Medical Stop-Loss
-----------------
      Standard Life markets, throughout the United States, stop-loss insurance for self-insured group medical plans. These plans allow self-insured employers to manage the risk of excessive health insurance exposures by limiting aggregate and specific losses to a predetermined amount. Self-insured plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through managed care or traditional indemnity plans.

      Employer stop-loss coverage is available on either a specific or a specific and aggregate basis, although the majority of the policies issued by Standard Life cover both specific and aggregate claims. Standard Life designs plans to fit the identified needs of the self-insured employer by offering a variety of attachment points (i.e., the level of reinsurance claims after which the stop-loss benefits become payable) and, with respect to specific coverage, various deductible options.

      Standard Life markets its medical stop-loss products through a network of managing general underwriters ("MGUs") who are non-salaried independent contractors that receive administrative fees. During 1996, Standard Life marketed through ten different MGUs. The MGUs are responsible for underwriting accounts in accordance with guidelines established and/or approved by Standard Life, billing and collecting premiums from the employers, paying commissions to third party administrators and/or brokers, and adjudicating reinsurance claims. Standard Life is responsible for establishing underwriting guidelines, selecting MGUs and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

      The Company believes that prospects for continued growth in Standard Life's medical stop-loss business are favorable. Although federal and state legislative and regulatory bodies have proposed various healthcare initiatives in recent years, any such initiatives that could ultimately be implemented should continue to recognize employers' self-insurance of healthcare benefits as a viable and cost-effective method of financing healthcare for employees and their families.

New York Short-Term Disability
------------------------------
      Standard Life markets a short-term statutory disability benefit product in New York State ("DBL"). All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness. The DBL policy provides for
(i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten. The DBL business is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. The Company anticipates expanding the DBL business through the addition of general agents and acquisition of blocks of business.

Group Term Disability and Life
------------------------------
      Group Long-Term and Short-Term Disability

      Madison Life sells group long-term and short-term disability products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, long-term disability policies (i) cover between 50% and 70% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years or extend to age 65. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. Short-term disability policies provide a weekly benefit to disabled employees until they are eligible for long-term disability benefits.

      Madison Life's disability products are sold primarily in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent ("MGA") that specializes in these target markets. The MGA assists in the billing and administration of the business, and is paid commissions based upon the amount of premiums produced. Beginning in 1996, Madison Life expanded its marketing to non-governmental businesses through non-salaried independent general agents and agents who are paid commissions based upon the amount of premiums produced. Also in 1996, Madison Life entered into an agreement with another insurer to sell group long-term disability in markets in which Madison Life is not currently established. Under the agreement, the other insurer will issue policies as to which the underwriting, claims processing and related services will be performed by Madison Life for a fee; Madison Life will assume 25% of the risk on this business.

      Madison Life intends to increase sales by targeting non-governmental business, utilizing its new alliance and maximizing its traditionally strong sales to school districts, municipalities and hospital employer groups.

      Group Term Life

      Madison Life sells group term life products which are marketed primarily to the same customers that purchase its group short-term and long-term disability products. These products include group term life, accidental death and dismemberment ("AD&D"), supplemental life and AD&D and dependent life. In order to enhance its marketing and retention of this line of business, Madison Life also offers a paid-up life benefit for eligible employees of schools and municipalities beginning at age 65, subject to a vesting schedule. Madison Life's group term life products are distributed by the same MGA and independent general agents and agents that distribute its group disability products, with compensation based upon the amount of premium produced.

      As with its group disability business, Madison Life intends to expand its sales of group life products to non-governmental entities.

      Standard Life markets group life insurance to employers who self-insure or enroll in health maintenance organizations
("HMOs"). Standard Life's group term life products are marketed through licensed independent general agents and agents or brokers who are paid commissions.

Credit Life and Disability
--------------------------
      Madison Life sells credit life and disability products offered by entities that extend credit (e.g. banks, thrifts, credit unions and finance companies) or arrange for the extension of credit (e.g. automobile, marine and furniture dealerships) insuring the debtor for a value and duration not to exceed the amount and repayment term of the indebtedness. Credit insurance is composed of two basic types of coverage: (i) credit life insurance provides for a lump sum benefit paid to the creditor upon the death of the insured debtor to extinguish or reduce the balance of indebtedness; and (ii) credit disability insurance provides a monthly benefit/indemnity (usually a sum equal to the scheduled monthly loan payment) paid to the creditor in the event of the insured debtor's total disability until the debtor recovers or until the scheduled expiration of the insurance coverage, whichever first occurs.

      Generally, Madison Life's coverage is limited as follows: (i) at inception of coverage, insureds must be under age 70 for life and under age 65 for disability; (ii) coverage terminates at age
71 for life and age 66 for disability; (iii) maximum life insurance or aggregate disability benefits are $100,000, and the maximum monthly disability benefit is $1,000; and (iv) the maximum term of coverage is 120 months.

      Approximately 82% of Madison Life's credit insurance premiums are written through credit unions. This business is marketed by non-salaried independent general agents and agents who are paid commissions based upon the amount of premiums produced.

      Madison Life intends to expand its credit life and disability business through greater geographical diversification, agreements to administer blocks of business for other insurers, joint marketing alliances with other insurers and acquisitions.

Managed Health Care
-------------------
      HMO Reinsurance

      Standard Life has developed and markets a reinsurance product for HMOs that desire to reduce their risk assumption and/or are required to purchase this coverage by regulation. A majority of state regulatory authorities responsible for HMO oversight require such coverage. Standard Life reinsures 32 HMOs in 17 states on a specific excess basis only. Coverage is offered on a per member basis for catastrophic claims and for a limited form of continuation of benefits for covered members in the event of the insolvency of the HMO. Standard Life markets HMO reinsurance through one specialized independent reinsurance manager with an experienced management and staff knowledgeable in reinsurance issues specifically facing HMOs. In addition, final authority for all financial decisions remains with Standard Life, although financial reviews of each HMO are performed on behalf of Standard Life by an independent firm whose primary business is managed
care.   Standard Life maintains a low risk profile by reducing its exposure through quota share reinsurance arrangements.

      HMO Point-of-Service (POS)

      Standard Life has capitalized on the competitive pressures in the HMO market by marketing point-of-service ("POS") coverage.
Both mature and start-up HMOs are experiencing difficulty in attracting and retaining members unless they are able to offer an out-of-network alternative. A POS product allows a member greater freedom of choice of providers and/or the ability to access care without a gatekeeper or primary care physician referral. Most states require that HMOs desiring to offer a POS product do so by partnering with an indemnity carrier (such as Standard Life).

      While the marketing of the POS product began in 1995 with its behavioral health carve-out product, Standard Life accelerated its sales efforts and committed more of its resources to this sector in 1996. Standard Life has met to discuss its POS product with at least 20 of its HMO reinsurance clients, designed and developed products and signed administrative agreements with 10 of such HMOs in 7 states, and anticipates closing an additional 6 to 10 agreements in 1997. Standard Life markets its other products
(such as employer stop-loss and group life) to the employer groups who purchase its POS product.

      Managed Care Investments

      Madison Life, through an investment subsidiary, participates in two development-stage ventures which develop and coordinate insurance products and services and provide reinsurance to provider health care organizations and provider sponsored health plans through their proprietary market databases and alliances with various partners.

      The Company anticipates increasing its presence in managed health care through Standard Life's HMO reinsurance, POS, and related products and Madison Life's managed care investments. In addition, the Company actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life and health insurers, reinsurers, HMOs, and managed care companies that it believes would augment its existing businesses.

Special Disability
------------------
      During the last half of 1996, Standard Life commenced providing disability income, accident medical, accidental death, and AD&D insurance to athletes, executives and entertainers. The coverage is written for a limited term (5 years or less) and is optionally renewable by Standard Life. The principal benefits offered are permanent total disability ("PTD") and temporary total disability ("TTD"). PTD is paid as a lump sum if caused by either an injury or sickness or by an injury only, which is career ending. TTD covers the same risks as PTD, but is paid in installments until the maximum limit of insurance is exhausted or the insured no longer has a total disability. For these special risks, Standard Life has delegated marketing and underwriting authority to a specialized MGU who has concentrated its efforts in these markets for more than 15 years. Currently, Standard Life insures no more than half of the value of the contract, thereby sharing the risk with another party (e.g., a team or a corporate sponsor). In addition, Standard Life has minimized its risk by obtaining reinsurance on a quota share basis.

Acquired Blocks/Other Business
------------------------------
      This category of the Company's insurance products includes:
(i) insurance products which are in runoff as a result of the Insurance Group's decision to discontinue writing such products;
(ii) blocks of business which were acquired from other insurance companies but which are not of the type currently being written by the Insurance Group (blocks which are still being written are included within a specified product group); and (iii) certain miscellaneous insurance products. The following lines of Standard Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Madison Life's runoff consists of existing blocks of individual life (including pre-need (i.e., funeral expense coverage) and interest-sensitive whole life blocks which were acquired in 1996), individual accident and health products, annual and single premium deferred annuity business and individual annuity policies.

      The following table sets forth gross direct earned premiums, net premium income and operating income (before realized gains
(losses) and income taxes) by principal product for the years indicated (dollars in thousands):

      GROSS DIRECT EARNED PREMIUMS
      ----------------------------
                                     1996           1995           1994
                                    -------------------------------------
Medical Stop-Loss................. $   83,182    $   72,153    $   67,091
DBL...............................     16,673        15,604        17,062
Group Term Disability and Term Life    19,201        16,241        11,360
Credit Life and Disability........     13,921        13,623        14,138
Managed Health Care...............      7,607         2,170         -
Special Disability................      1,604         -             -
Acquired Blocks/Other Business....      7,885         7,393         7,125
                                    ---------     ---------     ---------
   TOTAL.......................... $  150,073    $  127,184    $  116,776
                                    =========     =========     =========

      NET PREMIUM INCOME
      ------------------
                                     1996           1995           1994
                                    -------------------------------------
Medical Stop-Loss................. $   20,272    $   13,567    $   10,107
DBL...............................     16,673        15,604        17,062
Group Term Disability and Term Life     6,896         5,871         4,185
Credit Life and Disability........     11,549        10,916        10,691
Managed Health Care...............      4,473         1,008         -
Special Disability................         10         -             -
Acquired Blocks/Other Business....      9,712         9,435         8,578
                                    ---------     ---------     ---------
   TOTAL.......................... $   69,585    $   56,401    $   50,623
                                    =========     =========     =========


      OPERATING INCOME (BEFORE REALIZED GAINS (LOSSES) AND INCOME TAXES)
      ------------------------------------------------------------------
                                     1996           1995           1994
                                    -------------------------------------
Medical Stop-Loss................. $    3,629    $    2,889    $    2,248
DBL...............................        730           619           633
Group Term Disability and Term Life       501           598           414
Credit Life and Disability........      1,164           883          (898)
Managed Health Care...............        735           188         -
Special Disability................        (25)        -             -
Acquired Blocks/Other Business....      3,097         3,034         4,306
                                    ---------     ---------     ---------
   TOTAL.......................... $    9,831    $    8,211    $    6,703
                                    =========     =========     =========

      The following table summarizes the aggregate life insurance in-force of the Insurance Group (dollars in thousands):

                                    1996           1995           1994
                                  ---------------------------------------
LIFE INSURANCE IN-FORCE:
 Group...........................$3,759,716     $3,211,771     $2,156,780
 Individual term.................   343,674        405,547        460,714
 Individual permanent............   454,386        438,900        502,940
 Credit..........................   494,506        518,593        539,990
                                  ---------      ---------      ---------
  TOTAL LIFE INSURANCE
   IN-FORCE (1), (2).............$5,052,282     $4,574,811     $3,660,424
                                  =========      =========      =========
NEW LIFE INSURANCE:
 Group...........................$  953,327     $  529,900     $  835,024
 Individual term.................        91            536            133
 Individual permanent............       339          1,271            328
 Credit..........................   233,066        258,493        249,831
                                  ---------      ---------      ---------
  TOTAL NEW LIFE INSURANCE.......$1,186,823     $  790,200     $1,085,316
                                  =========      =========      =========

NOTES:

(1) Includes participating
     insurance...................$   31,928     $   30,637     $   38,331
                                  =========      =========      =========
(2) Includes ceded reinsurance of:
     Group.......................$1,828,969     $1,553,234     $1,175,196
     Individual..................   342,689        380,793        473,507
     Credit......................    43,875         54,938         76,252
                                  ---------      ---------      ---------
      Total ceded reinsurance....$2,215,533     $1,988,965     $1,724,955
                                  =========      =========      =========

                                ACQUISITIONS

      The Company has assembled a team of senior executives which is responsible for locating, analyzing and administering acquisitions. The team members, who have been involved with numerous acquisitions, focus primarily on transactions involving the purchase of blocks of policies, but also evaluate acquisitions of entire companies. The Company believes that current trends in the life and health insurance industry provide excellent opportunities for acquisitions and consolidations. Some companies are reducing administrative costs by divesting of divisions, insurance subsidiaries and blocks of business which do not fit their overall strategies, or are disposing of non-core businesses in order to focus their capital on their primary lines. Other companies are experiencing increased difficulty in remaining competitive due to more stringent regulatory requirements (including risk based capital ratios), downgrades by rating agencies, the increased cost of sophisticated information processing systems and the inaccessibility to capital markets. Mutual companies and non-profit entities, in particular, may have difficulty accessing sources of capital.

Historical
----------
      Madison Life acquired two blocks of business in 1994 with aggregate reserves of over $1,400,000 and annualized aggregate premiums of $925,000. These policies were acquired from companies disposing of unwanted run-off blocks.

      Madison Life acquired two blocks of business in 1995 with aggregate reserves of over $2,740,000. One block, comprised of a minimal number of policies, was acquired from a state guaranty association and favorably positioned Madison Life to acquire blocks from troubled companies in the future. The other block was acquired from a company exiting the ordinary life line of business.

      Madison Life acquired three blocks of business in 1996, including a block of pre-need individual ordinary life insurance and annuity policies with reserves of approximately $33,000,000 from a large insurer divesting this line of business, and a block of interest-sensitive whole life insurance with reserves of approximately $7,500,000 from the National Organization of Life and Health Guaranty Associations.

      Standard Life has actively sought acquisition opportunities with other insurance companies (i) whose DBL business no longer fits their marketing strategy; or (ii) that cannot administer their in-force DBL block profitably. As a result, Standard Life has reduced its administration costs on a per policy basis and gained access to new general agents and brokers. During 1996,

Standard Life acquired two DBL blocks from two insurers with total estimated annualized premiums of approximately $3,500,000.

Outlook
-------
        The Company has positioned itself to increase its activity in the acquisition field by its contribution of $5,000,000 to Madison Life in the fourth quarter of 1996 (following a contribution of $15,000,000 in 1993). These contributions served to further enhance the Insurance Group's already superior capital ratios, broad licensing and excellent asset quality. The Company currently has no indebtedness, and anticipates that it can use its current liquidity and/or raise additional capital in the public or private markets to the extent determined to be necessary or desirable in order to pursue acquisitions. In anticipation of increased opportunities, Madison Life and Standard Life have significantly improved their administration systems, enabling them to more efficiently manage acquired blocks.

       The Company is particularly interested in acquiring traditional life policies, interest-sensitive life polices, credit life and health policies, limited benefit health policies (e.g. cancer or hospital indemnity policies), DBL and certain other disability policies. The Company would consider acquiring annuities to a lesser extent in order to effectuate an acquisition of more desired types of policies.


                   REINSURANCE AND POLICY RETENTION LIMITS

      Although the Company has more than sufficient capital to retain greater risk, the Company has emphasized, in recent years, maintaining a low risk profile on its insurance products, while increasing fee income and reinsurance allowances generated by underwriting, auditing, marketing, regulatory, administrative and related services. During the past three years, such income and allowances have grown as a result of an increase in the Company's premium volume. The Company's low risk profile dictates purchasing reinsurance and excess reinsurance. The Company monitors its retention amounts by product, and can and does adjust its retention as appropriate.

      Reinsurance is used to reduce the potentially adverse financial impact of large individual risks and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Retention limits for Standard Life at December 31, 1996 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) up to $250,000 on any one stop-loss claim; (iv) a maximum of $2,500 of monthly benefits on disability income policies; and (v) up to $25,000 on its special disability business. Standard Life has purchased excess reinsurance for its stop-loss business on the portion of risks which it retains in order to further limit its exposure. Standard Life also maintains stop-loss and catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

      Current maximum retention limits for Madison Life are: (i) up to $2,500 per month on group long-term and short-term disability insurance; (ii) $25,000 on group term life, substandard ordinary life, group credit single premium life, group family life and individual ordinary life; (iii) $600 per month on individual substandard long-term disability insurance; (iv) $1,000 per month on credit disability insurance; and (v) $600 maximum monthly benefit on individual accident and health insurance. There is no retention on accidental death benefits provided by rider to group life policies. In addition, Madison Life has purchased additional reinsurance on the portion of risks which it retains, limiting its exposure on a catastrophic (aggregate) loss.

      The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business to individual reinsurance companies that are, and reinsurance pools comprised of companies that are, rated A or better by Best, or upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured, but it is the practice of insurers (subject to certain limitations of state insurance statutes) to account for risks which have been reinsured with other approved companies, to the extent of the reinsurance, as though they are not risks for which the original insurer is liable. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 1996, the Insurance Group's ceded reinsurance in-force was $2.2 billion.

      For further information pertaining to reinsurance, reference is made to Note 17 of Notes to Consolidated Financial Statements.

                          RESERVES AND INVESTMENTS

      As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations. Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the policies are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death. Standard Life and Madison Life are also required by law to have a cash flow adequacy analysis, which projects the amount and timing of cash flows to the estimated maturity date of liabilities, completed by the certifying actuary of each company. Standard Life, Madison Life and First Standard invest their respective assets which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective Boards of Directors.

      The following table reflects the asset value in dollars and as a percentage of total investments of the Company as at December 31, 1996 (dollars in thousands):

INVESTMENTS BY TYPE                                 DECEMBER 31, 1996
-------------------                           -----------------------------
                                                           PERCENT OF TOTAL
                                              ASSET VALUE    INVESTMENTS
                                              -----------------------------
Fixed maturities:
      Bonds:
       United States Government and
        authorities........................     $134,191         54.0%
       States, municipalities and
        political subdivisions.............        1,579          0.6%
       Public utilities....................       17,257          7.0%
       All other corporate securities......       12,013          4.8%
                                                 -------         ----
      Total fixed income securities........      165,040         66.4%
                                                 -------         ----
Equity securities:
      Common stocks:
       Banks, trusts and insurance.........          210          0.1%
       Industrial, miscellaneous and other.        2,672          1.1%
      Non-redeemable preferred stock.......        1,545          0.6%
                                                 -------         ----
      Total equity securities..............        4,427          1.8%
                                                 -------         ----
Financial instruments sold, but not yet
 purchased:
      Common stocks:
       Industrial, miscellaneous and other.         (539)        -0.2%
                                                 -------         ----

INVESTMENTS BY TYPE (continued)                     DECEMBER 31, 1996
------------------------------                -----------------------------
                                                           PERCENT OF TOTAL
                                              ASSET VALUE    INVESTMENTS
                                              -----------------------------

Securities purchased under agreements
 to resell.................................       36,542         14.7%
Partnership interests......................       23,417          9.4%
Mortgage loans.............................          373          0.2%
Policy loans...............................        6,582          2.6%
Real estate................................          811          0.3%
Other......................................        1,500          0.6%
Short-term investments.....................       10,316          4.2%
                                                 -------        -----
      Total investments....................     $248,469        100.0%
                                                 =======        =====

      At December 31, 1996, approximately 95% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 1996, utilizing
Standard and Poor's rating categories, was as follows:


            GRADE                   PERCENTAGE INVESTED
            -----                   -------------------
            AA                             81.3%
            AA                              7.0%
            A                               2.5%
            BBB                             4.2%
            BB or lower                     5.0%
                                          -----
                                          100.0%
                                          =====

                         COMPETITION AND REGULATION

      The Company competes with many larger insurance companies, HMOs and other managed care organizations. Although most life insurance companies are stock companies, mutual companies also write life insurance in the United States. Mutual companies may have certain competitive advantages since profits inure directly to the benefit of the policyholders. HMOs may also have certain competitive advantages since they are subject to different regulations than insurance companies. As more companies enter the acquisition field, the Company may face increased competition for future acquisitions.

      IHC is an insurance holding company; as such, IHC and the Insurance Group are subject to regulation and supervision by the insurance supervisory agencies of New York in the case of Standard Life, Wisconsin in the case of Madison Life, and Delaware in the case of First Standard. Each of Standard Life, Madison Life and First Standard is also subject to regulation and supervision in all jurisdictions in which it is licensed to sell insurance. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types of investments which may be made. Such regulation is designed primarily for the benefit of policyholders rather than the stockholders of an insurance company or holding company.

      Certain transactions within the holding company system are also subject to regulation and supervision by such regulatory agencies. All such transactions must be fair and equitable. Notice to or prior approval by the insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. In addition, periodic disclosure is required concerning the operations, management and financial condition of the insurer within the holding company system. Each insurer is also required to file detailed annual statements with each supervisory agency, and its affairs and financial conditions are subject to periodic examination.

      Risk-based capital requirements are imposed on life and property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital. Companies that do not meet certain minimum standards require specified corrective action. The risk-based capital ratios for each of Standard Life, Madison Life and First Standard significantly exceed such minimum ratios.

                                  EMPLOYEES
                                  ---------

      At December 31, 1996, the Company had 99 employees.

      ITEM 2.  PROPERTIES
               ----------
      IHC

      IHC has entered into a renewable short-term arrangement with Geneve Corporation for the use of approximately 6,500 square feet of office space as its corporate headquarters in Stamford, Connecticut.

      Standard Life

      Standard Life leases approximately 13,500 square feet of office space in New York, New York as its corporate headquarters.

      Madison Life

      Madison Life leases approximately 11,000 square feet of office space in Middleton, Wisconsin as its corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
      The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
      Not applicable.

                               PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS
            -------------------------------------------------
      IHC's common stock and share purchase warrants expiring June 30, 2001 ("Warrants") are traded over-the-counter. The common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol INHO. Warrant prices are quoted on the National Association of Securities Dealers, Inc. Over the Counter Bulletin Board. The following tabulation shows the high and low last sales prices for IHC's common stock and the high and low bid prices for the Warrants. The Warrant information was obtained from the National Quotation Bureau.

                                     COMMON STOCK    WARRANTS
                                     ------------   -----------
                                     HIGH     LOW   HIGH    LOW
                                     ----     ---   ----    ---
      QUARTER ENDED:
       December 31, 1996............  9       6 3/4  1/16   1/32
       September 30, 1996...........  9 5/8   8 1/4  1/16   1/16
       June 30, 1996................  9 5/8   7 7/8  1/16   1/16
       March 31, 1996...............  8       7 1/4  1/16   1/16

      QUARTER ENDED:
       December 31, 1995............  8       6 1/4  1/16   1/100
       September 30, 1995...........  8       6 3/8  3/20   1/100
       June 30, 1995................  7       6 1/8  3/20   1/100
       March 31, 1995...............  6 3/4   6      3/20   1/100


      The foregoing prices for the Warrants do not necessarily represent actual transactions, but rather the quoted prices between dealers, excluding retail markup, markdown or commission.

      At March 14, 1997, the number of record holders of IHC's (i) common stock was 3,067 and (ii) Warrants was 1,262.

      IHC declared a dividend of $.05 and $.04 per share on its common stock on December 30, 1996 and November 16, 1995, respectively.

      Effective June 28, 1996, the Company declared a one-for-two reverse stock split of the Company's shares of common stock. The above table and the per share dividend amounts have been restated to reflect such transaction.

      On December 31, 1996, IHC distributed the common stock of Zimmerman on a pro rata basis to the holders of record of IHC's common stock as of December 20, 1996. The ex-date for the distribution was December 18, 1996.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------
      The following is a summary of selected consolidated financial data of the Company for each of the last five years.

                                          YEAR ENDED DECEMBER 31,
                             ----------------------------------------------
                               1996      1995      1994      1993      1992
                             ----------------------------------------------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME DATA:
Total revenues..............$ 89,344  $ 71,427  $ 61,504  $ 65,444  $ 67,304
Net realized and unrealized
 gains (losses).............     190     -        (1,921)      835     3,271
Income applicable to
 common shares from
 continuing operations
 before cumulative effect
 of accounting changes......   6,710     6,172     2,396     4,041     3,010

BALANCE SHEET DATA:
Total investments........... 249,008   185,867   179,856   184,790   169,810
Total assets................ 336,401   286,207   266,368   276,989   249,530
Insurance policy benefits,
 claims and other policy
 liabilities................ 202,278   158,233   150,988   159,090   149,083
Long-term debt..............   -        12,111    14,111    15,161       161
Common stockholders'
 equity.....................  76,856(1) 71,607    55,694    62,051    57,205

PER SHARE DATA:
Cash dividends declared per
 common share...............$    .05   $   .04  $    .04  $    .04   $   .04

Income per common
 share from continuing
 operations before
 cumulative effect of
 accounting changes.........$    .90   $   .81  $    .31  $    .50   $   .34

Book value per common share.$  10.34(1)$  9.63  $   7.17  $   7.84   $  7.12

(1) Excludes the credit of $7,905,000 to common stockholders' equity (or $1.06 of book value per common share) that would be recorded upon termination of the guarantee of Zimmerman's indebtedness by a subsidiary of the Company (see Note 10 of Notes to Consolidated Financial Statements).

The above table has been restated to reflect (i) Zimmerman as discontinued operations as described in Note 2 of Notes to Consolidated Financial Statements, (ii) the adoption of Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" in 1993 and (iii) the one-for-two reverse stock split of IHC's common stock effective June 28, 1996.

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

      Independence Holding Company, a Delaware corporation ("IHC"), is a financial services holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."
All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements and marketable securities) and expense items associated with parent company activities, the Company's remaining real estate operations and certain other investments of the Company, are included in Corporate (see Item 1 for a discussion of the business).

      On December 31, 1996, IHC consummated the distribution of the common stock of its majority-owned sign manufacturing subsidiary, Zimmerman Sign Company ("Zimmerman"), on a pro rata basis to the holders of record of IHC's common stock as of December 20, 1996. Since December 1995, the Consolidated Financial Statements of the Company have been restated to present Zimmerman as discontinued operations (see Notes 2 and 10 of Notes to Consolidated Financial Statements).

      Additional information pertaining to the Company's business segments is provided in Note 18 of Notes to Consolidated Financial Statements.


                            RESULTS OF OPERATIONS

1996 COMPARED TO 1995
---------------------
      The Company's operating income from continuing operations increased $2.0 million, or 42%, to $6.8 million in 1996 from $4.8 million in 1995. The Company had net realized and unrealized gains of $.2 million in 1996. Excluding net realized and unrealized gains, the Company had operating income from continuing operations of $6.6 million in 1996 as compared to $4.8 million for 1995. Net income applicable to common shares was $7.8 million or $1.04 per share for the year ended December 31, 1996 as compared to $8.2 million or $1.08 per share for the year ended December 31, 1995. Income tax expense increased to $.1 million from a benefit of $1.4 million in 1995; reference is made to Note 15 of Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate.

Insurance Group
---------------
      The Insurance Group's operating income increased 28% to $10.0 million in 1996 from $7.8 million in 1995. Operating income includes net realized and unrealized gains of $.2 million in 1996 compared to $.4 million of losses in 1995. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Operating income excluding net realized and unrealized gains (losses) was $9.8 million in 1996 compared to $8.2 million in 1995.

      Premium revenues increased $13.2 million or 23% to $69.6 million in 1996 from $56.4 million in 1995; premium revenues at Madison Life increased $2.5 million while Standard Life showed a $10.7 million increase in premiums. The increase at Madison Life is comprised of: a $.6 million increase in the credit lines of business primarily due to new accounts added during 1996; a $.5 million increase in long-term disability premiums; a $.6 million increase in the ordinary life and individual accident and health lines of business primarily from the acquisition of a pre-need (funeral expense coverage) block of business effective January 1, 1996; a $.4 million increase in group term life premiums; and a $.4 million increase in other life and health lines of business. The change at Standard Life is comprised of the following: $6.7 million in additional stop-loss premiums reflecting increased retention along with the continued growth in this line of business; $2.0 million from the development of a POS product; $1.3 million from the development of an HMO reinsurance product; and $1.1 million in its DBL business due to an acquisition of a block in the third quarter of 1996. All of the foregoing were offset by a $.4 million decrease due to the continuing runoff in the closed blocks of life, annuity and individual and group accident and health lines of business.

      Total net investment income increased $2.9 million due to a realignment of the securities portfolio, higher returns on certain equity investments, an increase in assets at Madison Life related to the acquisition of the pre-need and interest-sensitive blocks of business, and the infusion of a $5.0 million surplus note in the fourth quarter of 1996. The annualized return on investments in 1996 was 7.2% compared to 7.4% in 1995. Equity income increased $.4 million due to a reduction in expenses sustained by certain start-up insurance related partnerships in which the Insurance Group invested in 1995.

      Other income increased $.9 million from 1995 to 1996 resulting from: an increase of $.6 million in reinsurance recoveries at Madison Life; an increase at Standard Life in stop-loss fee income earned of $.4 million; $.8 million of administrative fee income received from International Benefits Administrators L.L.C., a third party administrator majority-owned by Standard Life (the "TPA"). The foregoing increases were offset by a $.9 decrease in reinsurance recoveries.

      Insurance benefits, claims and reserves increased $12.5 million, or 33%, reflecting an increase of $4.7 million at Madison Life and $7.8 million at Standard Life. Madison Life's increase resulted from the following: a $.8 million increase in ordinary life and individual accident and health claims and reserves primarily due to the acquisition of the pre-need block of business; a $.5 million increase in long-term disability claims;
a $.6 million increase in group term life claims; a $.3 million increase in claims and reserves in other life and health lines of business; a $1.7 increase in interest credited to universal life and annuity products primarily as a result of the acquisition of the pre-need block of business and the interest sensitive whole life block of business; and a $.8 million increase in the credit line of business due to new accounts. The change at Standard Life is comprised of the following increases: $4.9 million in stop-loss claims incurred as a result of the increased retention and the increased premiums in this line of business; additional claims and reserves of $1.1 million relating to the POS product; $1.2 million in claims and reserves from the HMO reinsurance product; $.6 million relating to the assumed block of group accident and health line of business; and $.9 million in DBL claims due to increased volume. The foregoing increases were offset by a $.9 million decrease in claims and reserves due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $3.3 million. Madison Life's expenses increased $.6 million primarily due to the acquisition of new business. Standard Life's expenses increased $2.7 million as a result of: a $.5 million increase in commissions from the growth in business; and a $2.2 million increase in general expenses due to administrative fees associated with the higher retention of the stop-loss business, an increase in salary and consulting expenses, general expenses attributable to the TPA, and expenses attributable to new product development.

Corporate
---------
      Operating losses for the year ended December 31, 1996 increased by $.2 million from 1995. Operating losses in 1995 include realized gains of $.4 million. Excluding net realized and unrealized gains, operating losses decreased to $3.2 million in 1996 from losses of $3.4 million in 1995. Investment income increased $.1 million, equity income increased $.1 million and other income increased $.1 million from 1995. In connection with the pro-rata distribution of Zimmerman's common stock in 1996, the Company received a special cash dividend of $18.5 million, of which $10.0 million was used to repay all of the Company's indebtedness; as a consequence, interest expense decreased $.4 million. Selling, general and administrative expenses increased $.5 million.

1995 COMPARED TO 1994
---------------------
       Operating income from continuing operations increased to $4.8 million for the year ended December 31, 1995 from $1.7 million for the year ended December 31, 1994. The Company had net realized and unrealized losses of $1.9 million in 1994. Excluding net realized and unrealized gains, the Company had operating income from continuing operations of $4.8 million in 1995 as compared to $3.6 million for 1994. Net income applicable to common shares was $8.2 million or $1.08 per share for the year ended December 31, 1995 as compared to $4.2 million or $.54 per share for the year ended December 31, 1994. Income tax benefits increased to $1.4 million from $.7 million; reference is made to
Note 15 of Notes to Consolidated Financial Statements.

Insurance Group
---------------
      The Insurance Group had operating income of $7.8 million for the year ended December 31, 1995 versus $4.7 million for the year ended December 31, 1994. Operating income includes net realized and unrealized losses of $.4 million for the year ended December 31, 1995 versus $2.0 million of losses for the year ended December 31, 1994. The Company makes decisions to sell securities based on cash flow needs, investment opportunities, and economic and market conditions, thus creating fluctuations in gains from one year to the next. Operating income excluding net securities gains and losses was $8.2 million for 1995 as compared to $6.7 million for 1994.

      Premium revenues increased $5.8 million. Madison Life had an increase of $2.0 million primarily due to an increase of $.8 million in group term life and an increase of $.6 million in group long-term disability as a result of additional written premiums, a $.4 million increase in other life and health lines of business and a $.2 million increase in the credit lines of business.
Premium revenues at Standard Life increased $3.8 million due to an increase in stop-loss premiums of $3.5 million, a $.9 million increase in premiums from group accident and health business assumed, along with a $.4 million increase from a new POS product and a $.6 million increase from a new HMO reinsurance product. These increases were partially offset by a $1.4 million decrease in DBL premiums due to a higher level of lapses experienced and a $.2 million decrease in ordinary life business.

      Net investment income increased $1.1 million primarily due to a realignment of the portfolio and higher returns on certain equity investments resulting in a 7.4% return on investments in 1995 compared to a 6.9% return on investments in 1994. Equity income decreased $.9 million due to expenses sustained from certain start-up insurance related partnerships.

      Other income increased $2.2 million as a result of the following: an increase of $.4 million in stop-loss fees; a $.4 million reduction in lotto annuitant expenses and a $.3 million increase in reinsurance recoveries at Standard Life and a charge against other income of $1.1 million made in 1994 for a stop-loss treaty at Madison Life.

      Insurance benefits, claims and reserves increased by $4.5 million for the year ended December 31, 1995 compared to the same period of 1994. Madison Life's expenses increased $2.1 million due to an increase of $.8 million in group term life and group long-term disability claims attributable to the additional writings in these lines of business; a $.5 million increase in ordinary life and individual accident and health claims and reserves; and an $.8 million increase in credit life and credit accident and health claims. Standard Life's expenses increased $2.4 million due to an increase in stop-loss claims and reserves of $1.5 million; an increase of $.4 million in reserves on the new line of HMO reinsured business; an increase of claims on the assumed block of group accident and health business of $.5 million; and a $.8 million increase in claims from the ordinary life annuity, individual and group accident and health lines of business primarily resulting from higher than anticipated claims on this closed block of business; the foregoing was partially offset by a decrease in DBL reserves of $.8 million due to favorable experience and reduced premium volume on this block of business.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $2.2 million. Standard Life's expenses increased by $2.4 million resulting from an increase in commissions of $.9 million; and an increase in insurance taxes of $.3 million from higher premiums; and an increase in general expenses of $1.2 million. Madison Life's general expenses decreased by $.2 million. A decrease of $1.2 million in net commission expense due primarily from the credit blocks of business was offset by a $1.0 million increase in general expenses. The increase in general expenses for both Standard Life and Madison Life resulted from an increase in employee costs, consulting fees and premium taxes related to the growth and development of new business.

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

            Asset Quality

      The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Company's investment assets, approximately 87% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at December 31, 1996. Also at such date, approximately 95% of the Company's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 1996, approximately 5.0% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than 1.25% of the Company's total investments were in real estate, non-performing fixed maturities and mortgage loans.

      The Company monitors its investment portfolio on a continuous basis and believes that the liquidity of the Insurance Group will not be adversely affected by its current investments.

Corporate
---------
      Corporate derives its funds principally from (i) dividends and interest income from the Insurance Group; (ii) tax payments pursuant to tax sharing agreements and management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses, interest and dividend payments at Corporate. In connection with the distribution of Zimmerman, the Company received a special cash dividend of $18.5 million, of which $10.0 million was used to repay all of the Company's indebtedness. Also in connection with the distribution, a subsidiary of the Company guaranteed $10.0 million of subordinated indebtedness of Zimmerman (see Note 10 of Notes to Consolidated Financial Statements).

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $14.1 million at December 31, 1996. At the present time, the Company is not in need of any additional long-term financing.


                                 OUTLOOK
                                 -------
Business
--------
      Although federal and state legislative and regulatory bodies have proposed various healthcare and insurance reform initiatives in recent years, the Company anticipates that its insurance products will continue to be viable in any such changed environment.

      The Company anticipates increasing its premium volume through
(i) greater geographical diversity; (ii) expansion of its network of MGUs, MGAs, HMOs, general agents and agents; (iii) its role as lead underwriter on reinsurance facilities; and (iv) acquisitions.


       The Company is particularly interested in acquiring traditional life policies, interest sensitive life polices, credit life and health policies, limited benefit health policies (e.g. cancer or hospital indemnity policies), DBL blocks, and certain other disability policies. In anticipation of increased acquisition opportunities, the Company contributed $5.0 million to Madison Life in the fourth quarter of 1996 (following a contribution of $15.0 million in 1993), and significantly improved its administration systems, which enabled it to more efficiently manage acquired blocks.

      Some of the statements included within Management's Discussion and Analysis may be considered to be forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), and which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are the following: catastrophic losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting the Company's insurance products; availability of adequate retrocessional insurance coverage at appropriate prices; stock and bond market volatility;

the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission.

Capital Resources
-----------------
      Due to its superior capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities, and to raise additional capital in the public or private markets to the extent determined to be necessary or desirable, in order to pursue acquisitions or otherwise expand its operations.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried as amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. Primarily as a result of the increase in interest rates, the Company experienced a change in unrealized loss of $2.0 million, net of deferred tax benefits of $.8 million, in total stockholders' equity, reflecting unrealized gains of $.5 million at December 31, 1995 versus unrealized losses of $1.5 million at December 31, 1996. The Company continues to employ investment strategies to mitigate interest rate and other market exposures.

New Accounting Pronouncements
-----------------------------
      In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In December 1996 the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The requirements of SFAS No. 125 have been deferred by SFAS No. 127 for those types of transactions that are entered into by the Company and would be effective after December 31, 1997, and are to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the Statement but does not believe it will have a material impact on the Company.

                          DISTRIBUTION OF ZIMMERMAN
                          -------------------------
      On December 31, 1996, IHC consummated the distribution of the common stock of Zimmerman on a pro rata basis to holders of record of IHC's common stock as of December 20, 1996.

      The terms of the distribution provided for IHC shareholders to receive one share of Zimmerman Common Stock for each five shares of IHC Common Stock, and cash in lieu of fractional shares. IHC received a ruling from the Internal Revenue Service that the distribution would be tax-free to IHC shareholders, and that IHC would not recognize income, gain or loss as a result of the transaction.

      In connection with the distribution, Zimmerman entered into banking arrangements in October 1996 to borrow up to an aggregate of $33.0 million, of which $10.0 million consists of subordinated debt guaranteed by a subsidiary of IHC. The proceeds of borrowings by Zimmerman under such arrangements were used, among other things, to repay all of its prior outstanding indebtedness and to pay a $19.7 million special cash dividend to its shareholders. From its $18.5 million portion of the special dividend, the Company repaid all of its $10.0 million of indebtedness, contributed $5.0 million to Madison Life in exchange for a surplus note and used the balance for working capital. Expenses of $1.1 million in connection with the distribution transaction are recorded in discontinued operations, net on the consolidated statement of operations.

      As a result of the $10.0 million guarantee of Zimmerman's subordinated debt, the credit to stockholders' equity of $7.9 million, or $1.06 per share, that would have been recorded upon consummation of the distribution of Zimmerman has been deferred until such time as the subordinated debt is repaid or the guarantee is eliminated.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------
      See Index to Consolidated Financial Statements and
      Schedules on page 31.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -------------------------------------------------
      None.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------
      Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------
      Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (sec. 229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
            ---------------------------------------------------
      Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------
      Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K
            -------------------------------------------------------
(a) (1) and (2)   See Index to Consolidated Financial Statements
                     and Schedules on page 31.
    (3) EXHIBITS  See Index to Exhibits on page 74.
(b)     A report on Form 8-K was filed on January 10, 1997.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1997.

                              INDEPENDENCE HOLDING COMPANY
                                     (REGISTRANT)



                              By/s/Edward Netter
                                   ----------------------------
                                   Edward Netter
                                   Chairman and
                                   Chief Executive Officer
                                   Director
                                   (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 24th day of March, 1997.




/s/ Harold E. Johnson
    ------------------------------
    Harold E. Johnson
    Director




/s/ Allan C. Kirkman
    -----------------------------
    Allan C. Kirkman
    Director




/s/ Steven B. Lapin
    -----------------------------
    Steven B. Lapin
    Director, President and Chief
    Operating Officer

/s/ Donald T. Netter
    -----------------------------
    Donald T. Netter
    Director




/s/ Edward Netter
    -----------------------------
    Edward Netter
    Director, Chairman
    and Chief
    Executive Officer
    (Principal Executive Officer)




/s/ Edward J. Scheider
    -----------------------------
    Edward J. Scheider
    Director




/s/ F. Peter Zoch, III
    -----------------------------
    F. Peter Zoch, III
    Director




/s/ Roy T. K. Thung
    -----------------------------
    Roy T. K. Thung
    Director, Executive Vice
    President, Chief
    Financial Officer and
    Treasurer (Principal
    Financial Officer)




/s/ Teresa A. Herbert
    ------------------------------
    Teresa A. Herbert
    Vice President and
    Controller (Principal
    Accounting Officer)

                 INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


PAGES
-----
INDEPENDENT AUDITORS' REPORT..............................    32


CONSOLIDATED FINANCIAL STATEMENTS:
---------------------------------
Consolidated Balance Sheets at December 31, 1996
 and 1995.................................................    33

Consolidated Statements of Operations for the years ended
 December 31, 1996, 1995 and 1994.........................    34

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 1996, 1995 and 1994.....    35

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1995 and 1994......................... 36-37

Notes to Consolidated Financial Statements................ 38-66

SCHEDULES:*
----------
Summary of investments - other than investments in
 affiliates at December 31, 1996 (Schedule I)............. 67-68

Condensed financial information of parent company
 (Schedule III)........................................... 69-72

Supplementary insurance information (Schedule V)..........    73

EXHIBIT INDEX.............................................    74


*All other schedules have been omitted as they are not applicable or not required, or the information is given in the consolidated financial statements, notes thereto or in other schedules.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        KPMG PEAT MARWICK LLP


New York, New York
March 24, 1997

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,                                         1996           1995
----------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents......................$ 10,361,000   $ 26,860,000
   Short-term investments........................  10,316,000      7,376,000
   Securities purchased under agreements to resell
    (Note 3).....................................  36,542,000      5,195,000
   Fixed maturities (Note 4)..................... 165,040,000    141,393,000
   Equity securities (Note 4)....................   4,427,000      6,490,000
   Other investments (Note 8)....................  32,683,000     25,413,000
                                                  -----------    -----------
  Total investments.............................. 249,008,000    185,867,000
  Deferred insurance acquisition costs...........  11,221,000      9,156,000
  Due and unpaid premiums........................   5,122,000      3,465,000
  Due from reinsurers............................  50,877,000     44,588,000
  Due from brokers...............................       -          1,706,000
  Notes and other receivables....................   4,205,000      4,164,000
  Other assets...................................   5,607,000      3,108,000
  Net assets of discontinued operations (Note 2).       -          7,293,000
                                                  -----------    -----------
      TOTAL ASSETS...............................$336,401,000   $286,207,000
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Future policy benefits.........................$115,594,000   $103,872,000
  Unearned premiums..............................  11,654,000     12,665,000
  Funds on deposit...............................  68,915,000     34,463,000
  Insurance policy claims (Note 9)...............   3,914,000      5,162,000
  Other policyholders' funds.....................   2,201,000      2,071,000
  Financial instruments sold, but not yet
   purchased (Note 4)............................     539,000        836,000
  Due to brokers.................................  19,740,000     22,136,000
  Due to reinsurers..............................   6,764,000      3,946,000
  Accounts payable, accruals and other
   liabilities...................................  18,653,000     12,423,000
  Liability for business transferred (Note 10)...   7,905,000          -
  Income taxes (Note 15).........................   3,666,000      4,915,000
  Long-term debt (Note 11).......................       -         12,111,000
                                                  -----------    -----------
      TOTAL LIABILITIES.......................... 259,545,000    214,600,000
                                                  -----------    -----------
STOCKHOLDERS' EQUITY: (Notes 12, 13 and 14)
Preferred Stock (none issued)....................       -              -
Common stock, 7,431,769 and 7,432,274 shares
 issued and outstanding, respectively, net of
 2,188,950 shares in treasury....................   7,432,000      7,432,000
Paid-in capital..................................  76,068,000     76,245,000
Unrealized gains (losses) on investments, net....  (1,466,000)       495,000
Accumulated deficit..............................  (5,178,000)   (12,565,000)
                                                  -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY.................  76,856,000     71,607,000
                                                  -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$336,401,000   $286,207,000
                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,
                                       1996           1995           1994
--------------------------------------------------------------------------
REVENUES:
 Insurance premiums (Note 17).....$ 69,585,000  $ 56,401,000  $ 50,623,000
 Net investment income (Note 6)...  16,917,000    13,885,000    12,708,000
 Net realized and unrealized
  gains (losses) (Note 7).........     190,000         -        (1,921,000)
 Equity income (loss).............     (33,000)     (527,000)      437,000
 Other income (loss)..............   2,685,000     1,668,000      (343,000)
                                   -----------   -----------   -----------
                                    89,344,000    71,427,000    61,504,000
                                   -----------   -----------   -----------
EXPENSES:
 Insurance benefits, claims and
  reserves........................  49,788,000    37,345,000    32,817,000
 Amortization of deferred
  insurance acquisition costs.....   3,819,000     3,898,000     5,573,000
 Interest expense.................     733,000     1,101,000       968,000
 Selling, general and administra-
  tive expenses...................  28,184,000    24,311,000    20,473,000
                                   -----------   -----------   -----------
                                    82,524,000    66,655,000    59,831,000
                                   -----------   -----------   -----------
 Operating income before income
  taxes...........................   6,820,000     4,772,000     1,673,000
 Income tax expense (benefit)
  (Note 15).......................     110,000    (1,400,000)     (723,000)
                                   -----------   -----------   -----------

 Income from continuing operations 6,710,000 6,172,000 2,396,000 Income from discontinued
  operations, net (Note 2)........   1,048,000     2,028,000     1,839,000
                                   -----------   -----------   -----------
 Net income.......................$  7,758,000  $  8,200,000  $  4,235,000
                                   ===========   ===========   ===========
INCOME PER COMMON SHARE:
 Income from continuing operations$        .90  $        .81  $        .31
 Income from discontinued
  operations, net.................         .14           .27           .23
                                   -----------   -----------   -----------
 Net income.......................$       1.04  $       1.08  $        .54
                                   ===========   ===========   ===========
 WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING......................   7,479,000     7,608,000     7,859,000
                                   ===========   ===========   ===========

        See accompanying notes to consolidated financial statements.


INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             UNREALIZED GAINS
                                                                               (LOSSES) ON                     TOTAL
                                             COMMON STOCK            PAID-IN   INVESTMENTS,   (ACCUMULATED  STOCKHOLDERS'
                                        SHARES         AMOUNT        CAPITAL       NET          DEFICIT)       EQUITY
                                      ------------------------    ------------------------------------------------------
BALANCE AT DECEMBER 31, 1993.........  7,910,258   $ 7,910,000   $78,065,000   $   467,000   $(24,391,000)   $62,051,000
     Purchase of common stock
      and warrants...................   (145,894)     (146,000)     (863,000)                                 (1,009,000)
     Net change in unrealized gains..                                           (9,635,000)                   (9,635,000)
     Net income......................                                                           4,235,000      4,235,000
     Realization of tax benefit of
      operating loss carryforwards
      subsequent to reorganization...                                363,000                                     363,000
     Common stock dividend...........                                                            (311,000)      (311,000)
                                      ----------    ----------    ----------    ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1994.........  7,764,364     7,764,000    77,565,000    (9,168,000)   (20,467,000)    55,694,000
     Purchase of common stock
      and warrants...................   (332,090)     (332,000)   (1,919,000)                                 (2,251,000)
     Net change in unrealized gains..                                            9,663,000                     9,663,000
     Net income......................                                                           8,200,000      8,200,000
     Realization of tax benefit of
      operating loss carryforwards
      subsequent to reorganization...                                599,000                                     599,000
     Common stock dividend...........                                                            (298,000)      (298,000)
                                      ----------    ----------    ----------    ----------     ----------     ----------
 BALANCE AT DECEMBER 31, 1995........  7,432,274     7,432,000    76,245,000       495,000    (12,565,000)    71,607,000
     Purchase of common stock
      and warrants...................       (505)                     (5,000)                                     (5,000)
     Net change in unrealized gains..                                           (1,961,000)                   (1,961,000)
     Net income......................                                                           7,758,000      7,758,000
     Capital transactions of
      subsidiary.....................                               (172,000)                                   (172,000)
     Common stock dividend...........                                                            (371,000)      (371,000)
                                      ----------    ----------    ----------    ----------    -----------     ----------
BALANCE AT DECEMBER 31, 1996.........  7,431,769   $ 7,432,000   $76,068,000   $(1,466,000)  $ (5,178,000)   $76,856,000
                                      ==========    ==========    ==========    ==========    ===========     ==========

                                                   See accompanying notes to consolidated financial statements.


                                                                            - 35 -

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,
                                         1996          1995          1994
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................$ 7,758,000   $ 8,200,000   $ 4,235,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Amortization of deferred insurance
    acquisition costs................  3,819,000     3,898,000     5,573,000
   Realized losses on sales
     of investment securities........     30,000        44,000     1,787,000
   Unrealized losses (gains) on
    trading securities...............   (220,000)      (44,000)      134,000
   Equity loss (income)..............     33,000       527,000      (437,000)
   Depreciation......................    335,000       286,000       276,000
   Deferred tax benefits.............   (260,000)   (1,586,000)     (837,000)
   Income tax benefit credited
    to paid-in capital...............      -           599,000       363,000
   Income from  discontinued
    operations, net.................. (1,048,000)   (2,028,000)   (1,839,000)
   Other.............................      6,000       185,000       336,000
  Change in assets and liabilities:
   Net sales of trading securities...    905,000       188,000     1,643,000
   Increase (decrease) in future
    insurance policy benefits, claims
    and other policy liabilities..... 48,236,000    11,435,000    (3,301,000)
   Additions to deferred insurance
    acquisition costs................ (5,884,000)   (2,075,000)   (2,618,000)
   Change in net amounts due from
    and to reinsurers................ (3,471,000)   (5,531,000)    4,350,000
   Change in income tax liability....   (176,000)     (507,000)    1,043,000
   Other.............................    593,000      (737,000)      614,000
                                      ----------    ----------    ----------
      Net cash provided by operating
       activities....................$50,656,000   $12,854,000   $11,322,000
                                      ----------    ----------    ----------


                                                            (CONTINUED)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED DECEMBER 31,
                                       1996           1995           1994
----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and
  to brokers......................$   (691,000)  $   (980,000)  $  6,167,000
 Sales and maturities of short-term
  investments.....................  31,542,000     15,933,000      3,859,000
 Purchases of short-term
  investments..................... (34,479,000)   (22,609,000)    (1,779,000)
 Net sales (purchases) of resale
  and repurchase agreements....... (31,348,000)    13,465,000      3,027,000
 Sales of equity securities.......  23,313,000     83,611,000     57,721,000
 Purchases of equity securities... (20,723,000)   (80,668,000)   (50,902,000)
 Sales and maturities of fixed
  maturities...................... 187,206,000    238,304,000    141,213,000
 Purchases of fixed maturities....(215,254,000)  (243,118,000)  (161,859,000)
 Proceeds on sales of other
  investments.....................   8,488,000      5,539,000      2,930,000
 Additional investments in
  other investments,
  net of distributions............ (15,786,000)    (7,217,000)    (2,388,000)
 Discontinued operations, net.....  18,470,000        984,000         78,000
 Other............................  (1,339,000)    (1,156,000)    (1,042,000)
                                    ----------     ----------     ----------
     Net cash (used) provided by
      investing activities........ (50,601,000)     2,088,000     (2,975,000)
                                    ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock and
  warrants........................      (5,000)    (2,251,000)    (1,009,000)
 Payments of investment-type
  insurance contracts.............  (4,190,000)    (4,190,000)    (4,802,000)
 Repayment of long-term debt...... (12,061,000)    (2,000,000)    (1,050,000)
 Dividends paid...................    (298,000)      (311,000)      (316,000)
                                    ----------     ----------     ----------
     Net cash used by
      financing activities........ (16,554,000)    (8,752,000)    (7,177,000)
                                    ----------     ----------     ----------
 Increase (decrease) in cash
  and cash equivalents............ (16,499,000)     6,190,000      1,170,000
 Cash and cash equivalents,
  beginning of year...............  26,860,000     20,670,000     19,500,000
                                    ----------     ----------     ----------
 Cash and cash equivalents,
  end of year.....................$ 10,361,000   $ 26,860,000   $ 20,670,000
                                    ==========     ==========     ==========

        See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A)  BUSINESS AND ORGANIZATION
      Independence Holding Company ("IHC") is a financial services company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."
      On December 31, 1996, IHC consummated the distribution of the common stock of its majority-owned sign manufacturing subsidiary, Zimmerman Sign Company ("Zimmerman"), on a pro rata basis to the holders of record of IHC's common stock as of December 20, 1996. Since December 1995, the Consolidated Financial Statements of the Company have been restated to present Zimmerman as discontinued operations (see Notes 2 and 10 of Notes to Consolidated Financial Statements).
      Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") hold approximately 55% of IHC's outstanding common stock.

(B)   PRINCIPLES OF CONSOLIDATION AND PREPARATION OF FINANCIAL
      STATEMENTS
      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of IHC and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments in partnerships which are not consolidated are carried on the equity method, which approximates the Company's equity in their underlying net book value.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)   ONE-FOR-TWO REVERSE STOCK SPLIT
      A one-for-two reverse stock split (the "reverse stock split") of IHC's common stock became effective on June 28, 1996;
accordingly, common shares outstanding and per share calculations have been restated for prior periods.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

(D)   RECLASSIFICATION
      Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 1996 presentation.

(E)   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
      Cash equivalents are carried at cost which approximates fair value and include principally interest-bearing deposits at brokers, money market instruments and U.S. Treasury securities with original maturities of less than 91-day maturity. Investments with original maturities of 91-days to 1 year are considered short-term investments and are carried at cost which approximates fair value.

(F) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
      Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are treated as financing transactions and are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

(G)   INVESTMENTS IN SECURITIES
      (i) Investments in fixed income securities (bonds (including Government National Mortgage Association ("GNMA" bonds)), notes and redeemable preferred stock), equity securities, and derivatives (options and options on future contracts) are valued as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in fixed income and equity securities are carried as follows:
            (a) Fixed income securities which are being held to maturity ("held to maturity") are carried at amortized cost.
            (b) Securities which are held for trading purposes are carried at estimated fair value ("fair value"). Unrealized gains or losses are credited or charged, as appropriate, to the Consolidated Statements of Operations.
            (c) Securities which may or may not be held to maturity ("available-for-sale") are carried at fair value. Unrealized gains or losses, net of deferred income taxes, are credited or charged, as appropriate, directly to stockholders' equity. Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.
     (ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold. Such transactions occur in anticipation of declines in

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned. Unrealized gains or losses on open transactions are credited or charged, as appropriate, to the Consolidated Statement of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities. When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.
     (iii) Gains or losses on sales of securities are determined on the basis of specific identification.
     (iv) The Company enters into derivative financial instruments, such as put and call option contracts on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment and equity index options to offset fluctuations in the equity markets. The derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, net of deferred income taxes, credited or charged as appropriate directly to stockholders' equity for investments carried as available-for-sale or to the Consolidated Statement of Operations for investments carried as trading. All realized gains and losses are reflected currently in the Consolidated Statement of Operations.
       (v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

(H)   PARTNERSHIP INTERESTS
      Partnership interests primarily consist of investments in partnerships that have relatively "market neutral" arbitrage strategies, and all securities held by these partnerships are carried at fair value. All partnership investments are carried on the equity method.

(I)   MORTGAGE LOANS AND POLICY LOANS
      Mortgage loans and policy loans are stated at their aggregate unpaid balances.

(J)   DEFERRED INSURANCE ACQUISITION COSTS
      The costs of acquiring new insurance business, principally commissions and certain variable underwriting, agency and policy issuance expenses, have been deferred and are being amortized, with interest, over the premium paying period of the related

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

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

(K)   PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment included in other assets are stated at cost of $1,637,000 and $1,204,000 which is net of accumulated depreciation and amortization of $1,498,000 and $1,183,000 in 1996 and 1995 respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property, plant and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(L)   FUTURE INSURANCE POLICY BENEFITS
      Liabilities for future insurance policy benefits, including future dividends on participating policies, have been computed primarily using the net level premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Life reserve interest rates are generally graded and range from 2% to 9% per annum. Withdrawals are based on experience.

      Future policy benefits consist of the following at December 31, 1996 and 1995:
                                             1996           1995
                                           -------------------------
                                           (DOLLARS IN THOUSANDS)

      Life.........................       $ 53,299          $ 53,030
      Accident and health..........         62,295            50,842
                                           -------           -------
                                          $115,594          $103,872
                                           =======           =======
(M)   FUNDS ON DEPOSIT
      Funds received for certain long duration contracts (principally, annuities and universal life policies) are credited directly to a policyholder liability account-funds on deposit.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at an annual rate of 4.5% to 13.9% in 1996 and 1995.

(N)   INSURANCE PREMIUM REVENUE RECOGNITION
      Insurance premiums, including reinsurance premiums assumed, are recognized as revenue over the premium paying period of the policies. Credit life and health premiums are recognized over the term of the policy.

(O)   PARTICIPATING POLICIES
      Participating policies represent 7.0%, 6.6%, and 7.8% of the individual life insurance in-force and 1.7%, 2.0%, and 2.6% of the net premium income, as of and for the years ended December 31, 1996, 1995 and 1994, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. With respect to Standard Life, New York State Insurance Department requirements limit the amount of profit on participating policies which can inure to stockholders to 10% of such profits or $.50 per year per $1,000 of such insurance in-force, whichever is greater. At December 31, 1996, the stockholder's equity of the insurance companies was not restricted because of participating policyholders' surplus.

(P)   DEFERRED INCOME TAXES
      The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to temporary differences related to amounts included in the Consolidated Statement of Operations arising from differences between amounts reported in the Consolidated Financial Statements and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(Q)   INCOME PER COMMON SHARE
      The computation of income per common share for each of the three years ended December 31, 1996, 1995 and 1994 is based upon the weighted average number of common and dilutive common equivalent shares outstanding of approximately 7,479,000, 7,608,000 and 7,859,000, respectively. Dilutive common equivalent shares for 1996 and 1995 include 47,000 and 11,000 shares, respectively, from the assumed exercise of options using the treasury stock method. Fully diluted earnings per share is not shown as the assumed exercise of all other stock options and warrants is anti-dilutive.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES  (CONTINUED)

(R)   REINSURANCE
      Amounts paid for or recoverable under reinsurance contracts are included in total assets as reinsurance balances, or reinsurance prepaid. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(S)   STOCK BASED COMPENSATION
      The Company applies APB opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plan. Since stock options under the plan are issued at fair market value on date of grant, no compensation cost has been recognized in the Consolidated Statement of Operations. The Company has also adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation."

(T)   NEW ACCOUNTING PRONOUNCEMENTS
      In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In December 1996 the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The requirements of SFAS No. 125 have been deferred by SFAS No. 127 for those types of transactions that are entered into by the Company and would be effective after December 31, 1997, and are to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the Statement but does not expect it to have a material impact on the Company.

NOTE 2.  DISCONTINUED OPERATIONS

      On December 31, 1996, IHC consummated the distribution of the common stock of Zimmerman on a pro rata basis to holders of record of IHC's common stock as of December 20, 1996.
      The terms of the distribution provided for IHC shareholders to receive one share of Zimmerman common stock for each five shares of IHC common stock, and cash in lieu of fractional shares. IHC received a ruling from the Internal Revenue Service that the distribution would be tax-free to IHC shareholders, and that IHC would not recognize income, gain or loss as a result of the transaction.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------
NOTE 2.  DISCONTINUED OPERATIONS (CONTINUED)

      In connection with the distribution, Zimmerman entered into banking arrangements in October 1996 to borrow up to an aggregate of $33,000,000, of which $10,000,000 consists of subordinated debt guaranteed by a subsidiary of IHC (see also Note 10 of Notes to Consolidated Financial Statements). The proceeds of borrowings by Zimmerman under such arrangements were used, among other things, to repay all of its prior outstanding indebtedness and to pay a $19,701,000 special cash dividend to its shareholders. From its $18,470,000 portion of the special dividend, IHC repaid all of its $10,000,000 of indebtedness, contributed $5,000,000 to Madison Life in exchange for a surplus note, and used the balance for working capital. Expenses of $1,106,000 incurred in connection with the distribution transaction are recorded in discontinued operations, net on the Consolidated Statement of Operations.
      Since Zimmerman has historically comprised all of the Company's manufacturing segment, the Consolidated Financial Statements and notes thereto of the Company have been restated, since December 31, 1995, to present Zimmerman as discontinued operations.
      The net assets of Zimmerman have been reclassified to net assets of discontinued operations in the 1995 Consolidated Balance Sheet as follows:

                                            DECEMBER 31,
                                               1995
                                      ----------------------
                                      (DOLLARS IN THOUSANDS)

      Accounts receivable...........         $ 9,284
      Inventories...................          12,659
      Other assets..................           3,938
      Accounts payable and liabilities
       including minority interest..          (8,899)
      Long-term debt................          (9,689)
      Net assets of discontinued              ------
       operations...................         $ 7,293
                                              ======
      Income from discontinued operations for the years ended
December 31, 1996, 1995 and 1994 is summarized as follows:

                                  1996      1995       1994
                                  ---------------------------
                                    (DOLLARS IN THOUSANDS)

      Revenues.................. $41,277   $41,669    $36,415
                                  ======    ======     ======
      Operating income from
       discontinued operations,
       net of minority interest. $ 1,709   $ 3,280    $ 2,958
      Income taxes..............     661     1,252      1,119
                                  ------    ------     ------
      Net income from
       discontinued operations.. $ 1,048   $ 2,028    $ 1,839
                                  ======    ======     ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------
NOTE 2.  DISCONTINUED OPERATIONS (CONTINUED)

      During 1996, Zimmerman was included in the consolidated federal income tax return filed by the Company. On a separate company basis, Zimmerman had a tax sharing agreement with IHC for the periods presented; accordingly, discontinued operations are shown net of applicable taxes in accordance with such agreement.

NOTE 3.  RESALE AGREEMENTS

      Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 1996, the Company had approximately $36,542,000 in resale agreements outstanding, all of which settled on January 2, 1997 and January 6, 1997 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements and values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

NOTE 4.  INVESTMENT SECURITIES

      The cost, (amortized cost with respect to certain fixed maturities) gross unrealized gains, gross unrealized losses and fair value of investments in securities are as follows:

                                          DECEMBER 31, 1996
                           ------------------------------------------------
                                          GROSS        GROSS
                           AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                             COST         GAINS       (LOSSES)      VALUE
                           ------------------------------------------------
                                       (DOLLARS IN THOUSANDS)
FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities.....$ 30,204     $    377     $ (1,311)     $ 29,270
  U.S. Government and
   agencies obligations....  28,832          180         (747)       28,265
  GNMA's................... 106,701           69         (844)      105,926
  Obligations of states
   and political
   subdivisions............   1,618           44          (83)        1,579
                            -------      -------      -------       -------
 Total fixed maturities    $167,355     $    670     $ (2,985)     $165,040
                            =======      =======      =======       =======
EQUITY SECURITIES
-----------------
 AVAILABLE-FOR-SALE:
  Common stock.............$  2,211     $    283     $    (31)     $  2,463
  Preferred stock..........   1,440          105        -             1,545
                            -------      -------      -------       -------
                              3,651          388          (31)        4,008
                            -------      -------      -------       -------

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 4.  INVESTMENT SECURITIES (CONTINUED)

                                          DECEMBER 31, 1996
                           ------------------------------------------------
                                          GROSS        GROSS
                           AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                             COST         GAINS       (LOSSES)      VALUE
                           ------------------------------------------------
                                       (DOLLARS IN THOUSANDS)

TRADING:
  Common stock.............     335           84        -               419
                            -------      -------      -------       -------
 Total equity securities   $  3,986     $    472     $    (31)     $  4,427
                            =======      =======      =======       =======
FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
---------------------------
 TRADING:
  Common stock............ $   (585)    $     46     $  -          $   (539)
                            -------      -------      -------       -------
 Total financial instruments
  sold, but not yet
  purchased                $   (585)    $     46     $  -          $   (539)
                            =======      =======      =======       =======

                                          DECEMBER 31, 1995
                           -----------------------------------------------
                                          GROSS        GROSS
                           AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                             COST         GAINS       (LOSSES)      VALUE
                           -----------------------------------------------
                                       (DOLLARS IN THOUSANDS)
FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities.....$ 28,805     $    448     $   (767)     $28,486
  U.S. Government and
   agencies obligations....  43,496          941          (6)       44,431
  GNMA's...................  66,361          496          (5)       66,852
  Obligations of states
   and political
   subdivisions............   1,620           44          (40)       1,624
                            -------      -------      -------      -------
 Total fixed maturities    $140,282     $  1,929     $   (818)    $141,393
                            =======      =======      =======      =======
EQUITY SECURITIES
-----------------
 AVAILABLE-FOR-SALE:
  Common stock.............$    988     $      6     $   (235)    $    759
  Preferred stock..........   4,516          150          (97)       4,569
                            -------      -------      -------      -------
                              5,504          156         (332)       5,328
                            -------      -------      -------      -------
 TRADING:
  Common stock.............   1,137            4         (130)       1,011
  Preferred stock..........     151                     -              151
                            -------      -------      -------      -------
                              1,288            4         (130)       1,162
                            -------      -------      -------      -------
Total equity securities    $  6,792     $    160     $   (462)    $  6,490
                            =======      =======      =======      =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 4.  INVESTMENT SECURITIES (CONTINUED)

                                          DECEMBER 31, 1995
                           -----------------------------------------------
                                          GROSS        GROSS
                           AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                             COST         GAINS       (LOSSES)      VALUE
                           -----------------------------------------------
                                       (DOLLARS IN THOUSANDS)

FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
---------------------------
 TRADING:
  Common stock............ $   (752)    $     36    $   (119)     $   (835)
  Options..................      (2)           1        -               (1)
                            -------      -------     -------       -------
Total financial instruments
 sold, but not yet
 purchased                 $   (754)    $     37    $   (119)     $   (836)
                            =======      =======     =======       =======

     The amortized cost and fair value of fixed income securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluding extraordinary paydowns, the average life of GNMA's is materially less than the stated maturity.

                                        DECEMBER 31, 1996
                                     -----------------------
                                     AMORTIZED         FAIR
                                       COST           VALUE
                                     -----------------------
                                      (DOLLARS IN THOUSANDS)

Due in one year or less..............$    387       $    399
Due after one year through
 five years..........................   7,092          7,046
Due after five years through
 ten years...........................  31,984         31,320
Due after ten years..................  21,191         20,349
                                      -------        -------
                                       60,654         59,114
GNMA's  - 15 year....................  61,145         60,573
GNMA's  - 30 year....................  45,556         45,353
                                      -------        -------
                                     $167,355       $165,040
                                      =======        =======
      The average fair value of trading options sold, but not yet purchased was $97,000 and $21,000 for 1996 and 1995, respectively.
      Approximately $4,187,000 of gross gains and $3,862,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1996.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------
NOTE 4.  INVESTMENT SECURITIES (CONTINUED)

      Approximately $7,000 of net losses were realized on options held for sale, $72,000 of net gains were realized on options held for trading and $477,000 of net losses were realized on future contracts for the year ended December 31, 1996.
      Approximately $9,543,000 of gross gains and $9,783,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1995.
      Approximately $2,507,000 of net losses were realized on sales of options held for sale, $48,000 of net losses were realized on options held for trading and $1,286,000 of net losses were realized on sales of future contracts held for sale for the year ended December 31, 1995.
     Approximately $9,061,000 of gross gains and $10,981,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1994.
     Approximately $2,256,000 of net gains were realized on sales of options held for sale, $52,000 of net gains were realized on options held for trading and $223,000 of net gains were realized on sales of future contracts held for sale for the year ended December 31, 1994.

NOTE 5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments not disclosed elsewhere in the notes:

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

     C.  FUNDS ON DEPOSIT

     The Company has two types of funds on deposit. The first type is credited with a current market interest rate, resulting in a carrying value which approximates fair value. The second type

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------
NOTE 5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
(CONTINUED)

carries fixed interest rates which are currently higher than current market interest rates. The fair value of these deposits was determined by discounting the payments using current market interest rates.

     D.  LONG-TERM DEBT OF SUBSIDIARIES

     The fair value of long-term debt is determined to equal carrying value as all debt outstanding carries interest rates which are based on prime rates or rates which approximate current market interest rates.

     The estimated fair values of financial instruments are as
follows:
                     DECEMBER 31, 1996      DECEMBER 31, 1995
                   ---------------------- ----------------------
                     CARRYING     FAIR      CARRYING     FAIR
                      AMOUNT     VALUE       AMOUNT     VALUE
                   ---------------------- ----------------------
                   (DOLLARS IN THOUSANDS) (DOLLARS IN THOUSANDS)

FINANCIAL ASSETS:
 Fixed maturities.....$165,040   $165,040    $141,393   $141,393
 Equity securities....$  4,427   $  4,427    $  6,490   $  6,490
 Mortgage Loans.......$    373   $    431    $    441   $    527
 Policy Loans.........$  6,582   $  6,085    $  5,154   $  4,412

FINANCIAL LIABILITIES:
 Funds on deposit.....$ 68,915   $ 71,429    $ 34,463   $ 38,231
 Financial instruments
  sold but not yet
  purchased...........$    539   $    539    $    836   $    836
 Long-term borrowings.$   -      $   -       $ 12,111   $ 12,111

NOTE 6.  NET INVESTMENT INCOME

     Major categories of net investment income for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                     1996       1995       1994
                                    ----------------------------
                                      (DOLLARS IN THOUSANDS)

INTEREST AND DIVIDENDS:
 Fixed income securities...........$11,146    $ 9,347    $ 9,646
 Equity securities.................    404        681        967
 Short-term investments............  1,437      1,371        653
 Other.............................  1,623        441        674
                                    ------     ------     ------
                                    14,610     11,840     11,940

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------
NOTE 6.  NET INVESTMENT INCOME (CONTINUED)

                                    1996       1995       1994
                                  ----------------------------
                                      (DOLLARS IN THOUSANDS)

 Investment income from
  partnerships...................  2,644      2,257      1,189
 Investment expenses.............   (337)      (212)      (421)
                                  ------     ------     ------
  NET INVESTMENT INCOME..........$16,917    $13,885    $12,708
                                  ======     ======     ======

NOTE 7. NET REALIZED AND UNREALIZED GAINS (LOSSES)

     Net realized and unrealized gains (losses) on investments for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                    1996       1995       1994
                                  ----------------------------
                                     (DOLLARS IN THOUSANDS)

  Net realized gains (losses)
  Fixed maturities...............   (411)     1,258     (5,413)
  Equity securities..............    930      1,196         91
  Financial instruments sold,
   but not yet purchased.........    (75)    (1,177)     3,310
  Other..........................   (474)    (1,321)       225
                                  ------     ------     ------
  Net realized losses............$   (30)   $   (44)   $(1,787)
  Net unrealized gains
   (losses)......................    220         44       (134)
     NET REALIZED AND UNREALIZED  ------     ------     ------
      GAINS (LOSSES).............$   190    $   -      $(1,921)
                                  ======     ======     ======

NOTE 8. OTHER INVESTMENTS

     Other investments consist of the following at December 31, 1996 and 1995:

                                              DECEMBER 31,
                                             1996         1995
                                         ----------------------
                                         (DOLLARS IN THOUSANDS)

     Partnership interests................$23,417      $18,889
     Policy loans.........................  6,582        5,154
     Mortgage loans.......................    373          441
     Real estate..........................    811          929
     Other................................  1,500          -
                                           ------       ------
                                          $32,683      $25,413
                                           ======       ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------
NOTE 8. OTHER INVESTMENTS (CONTINUED)

Included in partnership interests are the following significant investments:

A) Dolphin Limited Partnership

      The Company had invested $11,442,000 and $4,086,000 at December 31, 1996 and 1995, respectively, in Dolphin Limited Partnership ("Dolphin"), a limited partnership which invests in relatively "market neutral" strategies, such as risk arbitrage, convertible arbitrage and distressed situations.

      The condensed balance sheet of Dolphin is as follows:

                                          DECEMBER 31, 1996
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

Investments at market value....................$46,916
Due from brokers............................... 11,233
Other assets...................................    140
                                                ------
      Total assets.............................$58,289
                                                ======
Financial instruments sold, but not
 yet purchased.................................$12,769
Due to brokers.................................  7,940
Other liabilities..............................    151
                                                ------
      Total liabilities........................ 20,860
                                                ------
Partners' capital
 IHC........................................... 11,442
 Other partners................................ 25,987
                                                ------
Partners' capital.............................. 37,429
                                                ------
      Total liabilities and partners' capital..$58,289
                                                ======
The condensed statement of operations for Dolphin is as follows:

                                             YEAR ENDED
                                          DECEMBER 31, 1996
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

Net realized and unrealized gains..............$ 5,145
Net investment income..........................  1,123
                                                ------
 Total revenues................................  6,268

Expenses.......................................  1,467
                                                ------
Net income.....................................$ 4,801
                                                ======
IHC's share of net income......................$ 1,681
                                                ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------
NOTE 8. OTHER INVESTMENTS (CONTINUED)

B) Incopoint Limited Partnership

      The Company had invested $9,883,000 and $12,161,000 at December 31, 1996 and 1995, respectively, in Incopoint Limited Partnership ("Incopoint"), a limited partnership which invests in relatively "market neutral" strategies, such as equity arbitrage in the utility sector.

      The condensed balance sheet of Incopoint is as follows:

                                          DECEMBER 31, 1996
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

Cash and investments at market value...........$42,453
Other assets...................................  3,876
                                                ------
      Total assets.............................$46,329
                                                ======
Financial instruments sold, but not
 yet purchased.................................$22,239
Other liabilities..............................  2,828
                                                ------
      Total liabilities........................ 25,067
                                                ------
Partners' capital
 IHC...........................................  9,883
 Other partners................................ 11,379
                                                ------
Partners' capital.............................. 21,262
                                                ------
      Total liabilities
      and partners' capital....................$46,329
                                                ======

      The condensed statement of operations for Incopoint is as follows:

                                              YEAR ENDED
                                          DECEMBER 31, 1996
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

Net realized and unrealized gains..............$ 2,070
Net investment income..........................     56
                                                ------
 Total revenues................................  2,126

Expenses.......................................    142
                                                ------
Net income.....................................$ 1,984
                                                ======
IHC's share of net income......................$   922
                                                ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 9. LIABILITY FOR UNPAID CLAIMS

      The liability for unpaid claims and claim adjustment expenses represents amounts needed to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.
      The change in the liability for unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages is as follows:

                                            DECEMBER 31,
                                      1996      1995     1994
                                    --------------------------
                                      (DOLLARS IN THOUSANDS)

     Balance at beginning of year..$ 3,403   $ 1,815   $ 2,558
     Less:  reinsurance
      recoverables.................    531       327       719
                                    ------    ------    ------
     Net balance at beginning
      of year......................  2,872     1,488     1,839
                                    ------    ------    ------
     Amount incurred:
     Current year.................. 26,997    20,234    19,612
     Prior years...................  7,003     4,530     3,124
                                    ------    ------    ------
       Total....................... 34,000    24,764    22,736
                                    ------    ------    ------
     Amount paid, related to:
     Current year.................. 22,077    14,490    14,662
     Prior years................... 13,129     8,890     8,425
                                    ------    ------    ------
       Total....................... 35,206    23,380    23,087
                                    ------    ------    ------
     Net balance end of year.......  1,666     2,872     1,488
     Plus: reinsurance recoverables    512       531       327
                                    ------    ------    ------
     Balance at end of year........  2,178     3,403     1,815

     Unpaid life claims............  1,736     1,759     2,619
                                    ------    ------    ------
     Total insurance policy claims.$ 3,914   $ 5,162   $ 4,434
                                    ======    ======    ======

      The preceding schedule reflects the due and unpaid, in the course of settlement and estimated incurred but not reported components of the unpaid claims reserves for the Insurance Group's health and disability coverages. Unpaid claims reserves recorded in future policy benefits, which represent the present value of amounts not yet due on claims, are not reflected in the preceding schedule which accounts for a significant portion of the incurred amounts related to prior years. The incurred and paid data above reflects all activity for the year.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------
NOTE 10. LIABILITIES OF BUSINESS TRANSFERRED

      In connection with the distribution of Zimmerman, a subsidiary of the Company has guaranteed $10,000,000 of subordinated debt of Zimmerman. Accordingly, the credit to stockholders' equity of $7,905,000 or $1.06 per share that would have been recorded upon consummation of the distribution of Zimmerman has been deferred until such time as the subordinated debt is repaid or the guarantee is eliminated. Such subordinated debt matures on October 31, 2001. In conjunction with the guarantee, such subsidiary entered into a $10,000,000 line of credit on October 31, 1996 which may be drawn on in the event of a default in repayment by Zimmerman of its subordinated debt. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions and (iii) is secured by the stock of Madison Life and its immediate parent company and contribution notes of Madison Life aggregating $25,000,000. At December 31, 1996, there were no amounts outstanding under the line of credit.

NOTE 11. LONG-TERM DEBT

     Long-term debt at December 31, 1995 was as follows (dollars in thousands):

     Credit agreement at a weighted
      average interest rate of 7.69%..............$12,000
     Other borrowings at a 7% annual
      interest rate...............................    111
                                                   ------
                                                  $12,111
                                                   ======

      Cash payments for interest were approximately $764,000, $1,241,000, and $687,000, for the years ended December 31, 1996,
1995 and 1994, respectively. All long-term debt was repaid during 1996.

NOTE 12. PREFERRED STOCK

      During 1996, IHC reduced the number of authorized shares of preferred stock, par value $1.00 per share, from 20,000,000 to 100,000.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------
NOTE 13.  COMMON STOCK

(A) IHC has reserved 2,745,890 shares of common stock for issuance under its stock option plan and outstanding warrants at December 31, 1996.

(B) In 1991, IHC initiated a program of repurchasing shares of its common stock and warrants. From January 1, 1991 through December 31, 1996, 2,130,722 common shares, or 23% of the amount outstanding on January 1, 1991, were repurchased at a cost of $10,939,000. All of such repurchased shares have either been retired or reissued.

(C) During 1996, IHC reduced the number of authorized shares of common stock, par value $1.00 per share, from 50,000,000 to 15,000,000.

NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS

(A)  STOCK OPTIONS

      On May 25, 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan under which 800,000 shares of common stock were reserved for options and other common stock awards to be granted under the plan. Under the terms of the plan, exercise prices are equal to the quoted market value of the shares at the date of grant. Further, the options will expire ten years from the date of the grant and with regard to employees will vest ratably over a three-year period beginning on the first anniversary of the date of grant, and with regard to directors will vest six months from date of grant. At December 31, 1996, options to purchase 441,942 shares were available for future grants under the plan.
      As a result of the reverse stock split, the number of shares of common stock reserved for issuance, the number of options outstanding and the exercise price of the outstanding options were adjusted correspondingly.
     The following summarizes information with respect to stock options granted under the plan for the years ended December 31, 1996, 1995 and 1994:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS (CONTINUED)

                          1996                1995                 1994
                    -----------------   -----------------   -----------------
                             Weighted            Weighted            Weighted
                             Average             Average             Average
                             Exercise            Exercise            Exercise
                    Shares    Price     Shares    Price     Shares    Price
                   -------   --------   ------   --------   -------  --------
Outstanding,
 beginning of year  316,250   $ 6.97     18,500    $ 8.07    16,000    $ 8.34
Granted              22,000   $ 9.17    300,750    $ 6.89     2,500    $ 6.38
Forfeited              -         -     (  3,000)   $ 6.53      -          -
                    -------             -------              ------
Outstanding,
 end of year        338,250   $ 7.11    316,250    $ 6.97    18,500    $ 8.07
                    =======             =======              ======
Exercisable
 at year end        118,750              20,000              16,000
                    =======             =======              ======

The following is a summary of stock options outstanding at December 31, 1996:

              Options Outstanding                       Options Exercisable
--------------------------------------------------    ---------------------
                               Weighted   Weighted                 Weighted
  Range of                     Average    Average                  Averaged
  Exercise         Number    Contractual  Exercise       Number    Exercise
   Prices        Outstanding    Life       Price      Exercisable   Price
---------------  -----------  ---------  ---------   ------------  --------
                              (In Years)

$ 2.50 - $ 5.75      6,000       5.2        $ 3.66        6,000      $ 3.66
$ 6.31 - $ 7.69    300,250       8.5        $ 6.89      102,750      $ 6.88
$ 9.00 - $ 9.19     22,000       9.3        $ 9.17         -            -
$10.25 - $12.50     10,000       1.9        $11.15       10,000      $11.15
                   -------                              -------
$ 2.50 - $12.50    338,250       8.3        $ 7.11      118,750      $ 7.08
                   =======                              =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS (CONTINUED)

      The Company applies Opinion 25 and related interpretations in accounting for its stock-based compensation plan. Since stock options under the Company's plan are issued at fair market value on date of the grant, no compensation cost has been recognized in the Consolidated Statement of Operations.
      SFAS No. 123, "Accounting for Stock-Based Compensation" establishes a fair value based method of accounting for stock-based compensation plans as an alternative to Opinion 25 whereby the compensation cost is measured at the grant date based on the value of the award and such cost is recognized over the vesting period of the options. Had the Company applied SFAS No. 123 in accounting for stock options, net income and net income per share would have been as follows:

                          1996                       1995
               ------------------------   -----------------------
               In Thousands   Per Share   In Thousands  Per Share
               ------------  ----------   ------------  ---------
Net income,
 as reported   $  7,758       $   1.04    $  8,200      $   1.08
SFAS No. 123
 pro forma
 adjustments       (287)          (.04)       (144)         (.02)
                -------        -------     -------       -------
Net income,
 pro forma     $  7,471       $   1.00    $  8,056      $   1.06
                =======        =======     =======       =======

      No tax has been provided on the calculation of SFAS No. 123 because a valuation allowance would have been provided for this temporary difference.
      The pro forma adjustments relate to options granted during 1996 and 1995 for which a fair value on the date of the grant was determined using the Black-Scholes model of theoretical options pricing, and were based on the following assumptions: (i) expected volatility is based on the three year period, calculated weekly, preceding the date of grant; (ii) the risk-free rate of return is based on the 10 year U.S. Treasury Note yield to maturity as at the date of grant; (iii) dividend yield assumes that the current dividend rate paid on the Common Stock continues unchanged until the expiration date of the options; (iv) an expected life that coincides with the term of the option; and (v) a three-year phased-in vesting period that averages two years. No effect has been given to options granted prior to 1995. The weighted average fair value of options granted during 1996 and 1995 was $3.48 and $2.68 per share, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS (CONTINUED)

Valuation and related assumption information are presented below:

                      Weighted averages for options issued during
                              1996                      1995
                      -------------------      -------------------
Valuation assumptions:
 Expected life,
  in years                    10.0                      10.0
 Expected volatility          12.8%                     15.7%
 Risk free interest
  rate                         6.5%                      6.6%
 Expected annual
  dividends per share        $  .05                    $  .04

(B)   SHARE PURCHASE WARRANTS

      At December 31, 1996, 1,287,294 share purchase warrants were outstanding. The warrants are exercisable through June 30, 2001 for a maximum of 1,965,697 shares of common stock at a price of $16.37 per share (as adjusted for the reverse stock split and the distribution of Zimmerman).
      Since the inception of IHC's repurchase plan through December 31, 1996, 404,491 warrants have been repurchased at a cost of $131,000. All of such repurchased warrants have been retired.

NOTE 15. INCOME TAXES

     The provision for income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 is as follows:

                               1996         1995         1994
                               ------------------------------
                                  (DOLLARS IN THOUSANDS)

    CURRENT:
      U.S. Federal..........$   132      $   (45)     $    (5)
      State and Local.......    238          231          119
                             ------       ------       ------
                                370          186          114
                             ------       ------       ------
    DEFERRED:
      U.S. Federal..........   (204)      (1,415)        (795)
      State and Local.......    (56)        (171)         (42)
                             ------       ------       ------
                               (260)      (1,586)        (837)
                            -------      -------      -------
      Income tax expense
       (benefit)............$   110      $(1,400)     $  (723)
                             ======       ======       ======

      The Federal statutory rate of 34% in 1996, 1995 and 1994 is reconciled to the Company's effective income tax rate as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------
NOTE 15. INCOME TAXES (CONTINUED)

                               1996        1995         1994
                             -------------------------------
                                  (DOLLARS IN THOUSANDS)

      Tax computed at the
       the statutory rate...$ 2,319     $ 1,623      $   569
      Dividends received
       deduction and tax
       exempt interest......   (131)       (198)        (292)
      Special life insurance
       statutory deductions.   (200)       (918)        (716)
      State income taxes, net
       of Federal effect....    120         (24)          29
      Tax loss carryforwards
       recognized for
       financial reporting
       purposes............. (1,922)     (1,733)      (1,256)
      Valuation allowance...   (118)       (132)       1,279
      Other, net............     42         (18)        (336)
                             ------      ------       ------
      Income tax expense
       (benefit)............$   110     $(1,400)     $  (723)
                             ======      ======       ======

      The income tax expense (benefit) for the year ended December 31, 1996 allocated to stockholders' equity for unrealized losses on investment securities was $(813,000), representing the change in the deferred tax asset of $492,000 at December 31, 1996 and the deferred tax liability of $321,000 at December 31, 1995.
      Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 1996 and 1995 relate to the following:

                                          DECEMBER 31,
                                       1996         1995
                                    ----------------------
                                    (DOLLARS IN THOUSANDS)

DEFERRED TAX ASSETS:
       Loss carryforwards...........$  3,514     $  5,311
       Other investments............     896          511
       Unrealized losses on
        investment securities.......     742        -
       Deferred insurance policy
        acquisition costs...........     880          880
       Future insurance policy
        benefits....................   1,801        1,476
       Other........................   2,517        3,092
                                     -------      -------
       Total gross deferred
        tax assets..................  10,350       11,270

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------
NOTE 15. INCOME TAXES (CONTINUED)
                                          DECEMBER 31,
                                       1996         1995
                                    ----------------------
                                    (DOLLARS IN THOUSANDS)

       Less valuation allowance.....  (7,191)      (8,552)
                                     -------      -------
       Net deferred tax assets......   3,159        2,718
                                     -------      -------
      DEFERRED TAX LIABILITIES:
       Other investments............     481          285
       Unrealized gains on
        investment securities.......      84          258
       Deferred insurance policy
        acquisition costs...........   3,564        3,040
       Future insurance policy
        benefits....................   -            1,308
       Other........................   1,074          943
                                     -------      -------
           Total gross deferred
            tax liabilities.........   5,203        5,834
                                     -------      -------
           Net deferred tax
            liability...............$ (2,044)    $ (3,116)
                                     =======      =======

      The $1,361,000 decrease in the valuation allowance for the year ended December 31, 1996 is primarily attributable to net changes in loss carryforwards and unrealized losses on investment securities.
      In 1988, the Company adopted SFAS No. 96 retroactive to
January 1, 1987.   Accordingly, tax benefits of net operating loss
carryforwards that existed as of the date of the quasi-reorganization were recognized in 1988 and 1987 as a reduction of income tax expense. In September 1989, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 86 in which the SEC stated that registrants may no longer treat the tax benefits of such net operating loss carryforwards as prescribed by SFAS No. 96. Under SAB No. 86, which was adopted prospectively in 1989, registrants are required to record a charge in lieu of Federal income taxes in the Consolidated Statement of Operations with a corresponding credit to paid-in capital. For the years ended December 31, 1995 and 1994, the Company recorded $599,000 and $363,000, respectively, in accordance with SAB No.
86. There is no impact on consolidated stockholders' equity related to the adoption of SAB No. 86. At December 31, 1995 there are no remaining tax benefits to be recognized for net operating loss carryforwards under SAB No. 86.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------
NOTE 15. INCOME TAXES (CONTINUED)

      The Company files a consolidated Federal income tax return on a June 30 fiscal year. At December 31, 1996, the Company had net operating loss carryforwards of approximately $5,200,000 on a tax return basis. In addition, IHC had available, on a separate return basis, acquired net operating loss carryforwards of approximately $4,900,000 on a tax return basis.
      The utilization of acquired net operating loss carryforwards is limited in any one year to the lesser of (i) the Company's consolidated taxable income or (ii) IHC's parent only taxable income computed on a separate return basis.
      The net operating losses with their expiration dates are as follows (dollars in thousands):

                                  CONSOLIDATED    SEPARATE
                                     RETURN        RETURN
      EXPIRATION DATE             ------------    --------

      1997..........................    -              600
      1998..........................    -            2,500
      1999..........................    -            1,800
      2005..........................   4,900          -
      2008..........................     300          -

      Under provisions of the Life Insurance Company Tax Act of 1959, certain special deductions were allowed life insurance companies for Federal income tax purposes and were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account will result in the Company incurring an additional tax. The Company has provided through its income tax provision on operations a tax expense of $1,122,000 in 1992 and prior years for this additional tax related to the policyholders' surplus account. A deferred tax liability of approximately $936,000 related to the $2,753,000 remaining balance of the policyholders' surplus account has not been recognized. This liability will be recognized when the Company expects that a transaction will occur which will give rise to a tax on the remaining balance of the policyholders' surplus account.
      Net cash payments (refunds) for income taxes were approximately $1,211,000, $1,355,000, and $(200,000), in 1996,
1995 and 1994, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 16.  COMMITMENTS AND CONCENTRATION OF CREDIT RISK

      Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 1996, 1995 and 1994 for operating leases was approximately $687,000, $643,000, and $581,000, respectively.
      The approximate minimum annual rental expense for operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 1996 are as follows (dollars in thousands):
                        1997..............$  551
                        1998..............   555
                        1999..............   550
                        2000..............   487
                        2001..............   423
                        Thereafter........   246
                                           -----
                          Total           $2,812
                                           =====

      The Company does not provide any post-retirement benefits to its employees.
      At December 31, 1996, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders equity, except for investments in obligations of the U.S. Government and its agencies.
      A subsidiary of the Company is contingently liable as guarantor of Zimmerman's $10,000,000 of subordinated debt. At December 31, 1996, $7,905,000 of the $10,000,000 was recorded as a liability for business transferred until such time as the guarantee is eliminated (see Note 10 of Notes to Consolidated Financial Statements).
      Fixed Maturities with a carrying value of $5,340,000 and $5,548,000 were on deposit with various state insurance departments at December 31, 1996 and 1995, respectively.
      The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

NOTE 17.  REINSURANCE

      Standard Life and Madison Life reinsure portions of certain business in order to limit the assumption of disproportionate risks. Standard Life and Madison Life retain varying amounts of individual life or group life insurance up to a maximum on any one life of $210,000 and $25,000, respectively. Amounts not retained are ceded to other companies on an automatic or facultative basis. Standard Life and Madison Life are contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. In adddition,

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 17.  REINSURANCE (CONTINUED)

Standard Life and Madison Life participate in various coinsurance treaties. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured, but it is the practice of insurers (subject to certain limitations of state insurance statutes) to account for risks which have been reinsured with other approved companies, to the extent of the reinsurance, as though they are not risks for which the original insurer is liable.
      The effect of reinsurance on life insurance in force, benefits to policyholders and premiums earned is as follows:

                                 ASSUMED     CEDED
                     DIRECT    FROM OTHER  TO OTHER      NET     ASSUMED
                     AMOUNT    COMPANIES   COMPANIES    AMOUNT   TO NET
                     ---------------------------------------------------
                                  (DOLLARS IN THOUSANDS)

LIFE INSURANCE IN-FORCE:
-----------------------
DECEMBER 31, 1996 $4,563,520  $  488,762  $2,215,533  $2,836,749  17.2%
DECEMBER 31, 1995 $4,022,104  $  552,707  $1,988,965  $2,585,846  21.4%
DECEMBER 31, 1994 $3,025,823  $  634,601  $1,724,955  $1,935,469  32.8%

BENEFITS TO POLICYHOLDERS:
-------------------------
DECEMBER 31, 1996 $   95,567  $    7,867  $   58,193  $   45,241  17.4%
DECEMBER 31, 1995 $   81,930  $    6,370  $   53,069  $   35,231  18.1%
DECEMBER 31, 1994 $   81,631  $    6,293  $   52,893  $   35,031  18.0%

PREMIUMS EARNED:
---------------
DECEMBER 31, 1996
  Life............$   17,948  $    2,181  $    6,974  $   13,155  16.6%
  Health..........   132,125      10,206      85,901      56,430  18.1%
                   ---------   ---------   ---------   ---------
                  $  150,073  $   12,387  $   92,875  $   69,585  17.8%
                   =========   =========   =========   =========
DECEMBER 31, 1995
  Life............$   16,030  $    2,821  $    6,530  $   12,321  22.9%
  Health..........   111,154       3,686      70,760      44,080   8.4%
                   ---------   ---------   ---------   ---------
                  $  127,184  $    6,507  $   77,290  $   56,401  11.5%
                   =========   =========   =========   =========
DECEMBER 31, 1994
  Life............$   13,768  $    3,270  $    5,620  $   11,418  28.6%
  Health..........   103,008       2,404      66,207      39,205   6.1%
                   ---------   ---------   ---------   ---------
                  $  116,776  $    5,674  $   71,827  $   50,623  11.2%
                   =========   =========   =========   =========

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------
NOTE 18. SEGMENT REPORTING

      The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment. Corporate assets are composed principally of cash equivalents, resale agreements, marketable securities, the Company's remaining real estate operations and certain other investments. Information by business segment for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                1996          1995          1994
                             -----------------------------------
                                    (DOLLARS IN THOUSANDS)
REVENUES:
 Insurance..................$ 87,784      $ 69,792      $ 59,930
 Corporate..................   1,560         1,635         1,574
                             -------       -------       -------
                            $ 89,344      $ 71,427      $ 61,504
                             =======       =======       =======
OPERATING INCOME FROM
 CONTINUING OPERATIONS:
  Insurance.................$ 10,012      $  7,797      $  4,690
  Corporate.................   1,560         1,635         1,574
  Less:
   Corporate general
    expenses................   4,019         3,559         3,623
   Corporate interest
    expense.................     733         1,101           968
                             -------       -------       -------
                            $  6,820      $  4,772      $  1,673
                             =======       =======       =======

IDENTIFIABLE ASSETS AT YEAR-END:
 Insurance..................$320,169      $266,832      $248,222
 Corporate..................  16,232        12,082        11,897
 Discontinued operations....     -           7,293         6,249
                             -------       -------       -------
                            $336,401      $286,207      $266,368
                             =======       =======       =======

NOTE 19.  DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES

     Dividends from Madison Life are subject to the prior notification of the Wisconsin Insurance Commissioner if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year. In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year or 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------
NOTE 19.  DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES
(CONTINUED)

Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. No dividends were paid by Madison Life in 1995 or 1996. The payment of dividends by Standard Life to its parent, Madison Life, requires prior approval of the New York Superintendent of Insurance and is limited by net income and capital and surplus. Dividends from First Standard to its parent, a subsidiary of Standard Life, are subject to the prior notification of the Delaware Insurance Commissioner. If such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months does not exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 and (ii) net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, such dividends may be paid so long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof. First Standard declared and paid dividends of $2,129,000 and $1,780,000 in 1996 and 1995, respectively.
     Combined net income of the Insurance Group, as determined in accordance with statutory accounting practices, was approximately $4,378,000, $6,926,000, and $7,452,000, for 1996, 1995 and 1994,
respectively. Statutory capital and surplus for the Insurance Group was approximately $55,682,000 and $48,193,000 at December 31, 1996 and 1995, respectively.

NOTE 20.  QUARTERLY DATA (UNAUDITED)

     The quarterly results of operations for the years ended
December 31, 1996 and 1995 are summarized below:
                                FIRST       SECOND     THIRD       FOURTH
                               QUARTER     QUARTER    QUARTER     QUARTER
                             ---------------------------------------------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1996
----
 Total revenues...............$ 21,845    $ 21,887   $ 21,700    $ 23,912
                               =======     =======    =======     =======
 Income from continuing
  operations..................$  1,363    $  1,469   $  1,956    $  1,922
 Income (loss) from dis-
  continued operations, net...     431         596        531        (510)
                               -------     -------    -------     -------
 Net income...................$  1,794    $  2,065   $  2,487    $  1,412
                               =======     =======    =======     =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------
NOTE 20.  QUARTERLY DATA (UNAUDITED) (CONTINUED)

Per Common Share
----------------
 Income from continuing
  operations..................$   0.18    $   0.20   $   0.26    $   0.26
 Income (loss) from dis-
  continued operations, net...    0.06        0.08       0.07       (0.07)
                               -------     -------    -------     -------
 Net income...................$   0.24    $   0.28   $   0.33    $   0.19
                               =======     =======    =======     =======

1995
----
 Total revenues...............$ 16,218    $ 17,932   $ 17,803    $ 19,474
                               =======     =======    =======     =======
 Income from continuing
  operations..................$    149    $  1,261   $  1,583    $  3,179
 Income from discontinued
  operations, net.............     588         528        442         470
                               -------     -------    -------     -------
 Net income...................$    737    $  1,789   $  2,025    $  3,649
                               =======     =======    =======     =======
Per Common Share
 Income from continuing
  operations..................$    .02    $    .16   $    .21    $    .43
 Income from discontinued
  operations, net.............     .08         .07        .06         .06
                               -------     -------    -------     -------
 Net income...................$    .10    $    .23   $    .27    $    .49
                               =======     =======    =======     =======

      In the fourth quarter of 1996, loss from discontinued operations, net includes $1,106,000 of expenses, before tax, attributable to the distribution of Zimmerman and related transactions (see Note 2 of Notes to Consolidated Financial Statements).

                                                               SCHEDULE I

            INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
     SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES
                            DECEMBER 31, 1996

    COLUMN A                 COLUMN B        COLUMN C          COLUMN D
------------------          ----------      ----------     ----------------
                                                            AMOUNT AT WHICH
                                                             SHOWN IN THE
TYPE OF INVESTMENT             COST          VALUE (1)     BALANCE SHEET (2)
------------------          ----------      ----------     ----------------

FIXED MATURITIES:
 BONDS:
  United States Government
   and authorities..........$ 135,533,000   $ 134,191,000   $ 134,191,000
  States, municipalities
   and political sub-
   divisions................    1,618,000       1,579,000       1,579,000
  Public utilities..........   18,133,000      17,257,000      17,257,000
  All other corporate
   securities...............   12,071,000      12,013,000      12,013,000
                              -----------     -----------     -----------
   TOTAL FIXED
    MATURITIES..............  167,355,000     165,040,000     165,040,000
                              -----------     -----------     -----------
EQUITY SECURITIES:
 COMMON STOCKS:
  Banks, trusts, and
   insurance................      182,000         210,000         210,000
  Industrial, miscellaneous
   and other...............     2,364,000       2,672,000       2,672,000
 NON-REDEEMABLE PREFERRED
  STOCK.....................    1,440,000       1,545,000       1,545,000
                              -----------     -----------     -----------
  TOTAL EQUITY SECURITIES...    3,986,000       4,427,000       4,427,000
                              -----------     -----------     -----------
FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED:
 EQUITY SECURITIES:
 COMMON STOCKS:
   Industrial,
    miscellaneous and
    other...................     (585,000)       (539,000)       (539,000)
                              -----------     -----------     -----------

                                                               (CONTINUED)

                                                               SCHEDULE I
                                                               (CONTINUED)


    COLUMN A                  COLUMN B        COLUMN C          COLUMN D
------------------           ------------   -----------    ----------------
                                                            AMOUNT AT WHICH
                                                             SHOWN IN THE
TYPE OF INVESTMENT             COST          VALUE (1)     BALANCE SHEET (2)
------------------           ------------   -----------    ----------------

Securities purchased under
 agreements to resell.......   36,542,000        -             36,542,000
Partnership interests.......   23,417,000        -             23,417,000
Mortgage loans..............      373,000        -                373,000
Policy loans................    6,582,000        -              6,582,000
Real estate.................      811,000        -                811,000
Other.......................    1,500,000        -              1,500,000
Short-term investments (3)..   10,316,000        -             10,316,000
                              -----------                     -----------
   TOTAL INVESTMENTS........$ 250,297,000        -          $ 248,469,000
                              ===========                     ===========


NOTES:
-----
(1) Reflects fair value of fixed income securities and equity securities at the balance sheet date.

(2) The total amounts of fixed income securities and equity securities shown in Column D differs from the total amounts shown in Column B as a result of unrealized gains (losses) on equity and fixed income securities.

(3)   Short-term investments consist of certificates of deposit and
      U. S. Treasury Bills with original maturities of 91 days to 1 year.

                                                               SCHEDULE III

INDEPENDENCE HOLDING COMPANY
BALANCE SHEETS
(PARENT COMPANY ONLY)
                                                         DECEMBER 31,
                                                      1996          1995
                                                 -----------   -----------
ASSETS:
 Cash and cash equivalents......................$    451,000  $    249,000
 Securities purchased under agreements to resell     262,000         -
 Other investments..............................   8,929,000         -
 Investments in consolidated subsidiaries.......  69,491,000    64,143,000
 Amounts due from consolidated subsidiaries.....   5,506,000     4,006,000
 Notes and other receivables....................       8,000        31,000
 Other assets...................................      37,000        66,000
 Net assets of discontinued operations..........       -         7,293,000
                                                  ----------    ----------
      TOTAL ASSETS..............................$ 84,684,000  $ 75,788,000
                                                  ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and other liabilities........$  5,808,000  $  3,543,000
  Amounts due to consolidated subsidiaries......   1,648,000       340,000
  Dividends payable.............................     372,000       298,000
                                                  ----------    ----------
     TOTAL LIABILITIES..........................   7,828,000     4,181,000
                                                  ----------    ----------
STOCKHOLDERS' EQUITY:
 Preferred stock (none issued)..................       -             -
 Common stock, 7,431,769 and 7,432,274 shares
  issued and outstanding, respectively, net of
  2,188,950 shares in treasury..................   7,432,000     7,432,000
 Paid-in capital................................  76,068,000    76,245,000
 Unrealized gains (losses) on investments, net..  (1,466,000)      495,000
 Accumulated deficit............................  (5,178,000)  (12,565,000)
                                                  ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY.................  76,856,000    71,607,000
                                                  ----------    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$ 84,684,000  $ 75,788,000
                                                  ==========    ==========


           See notes to Parent Company Only Financial Statements.

                                                               SCHEDULE III
                                                               (CONTINUED)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

                                        YEAR ENDED DECEMBER 31,
                                  1996            1995            1994
                             -------------------------------------------
REVENUES:
 Net investment income
  (loss)....................$   400,000     $    18,000     $  (130,000)
 Other income...............    497,000         529,000         573,000
                             ----------      ----------      ----------
                                897,000         547,000         443,000
                             ----------      ----------      ----------
EXPENSES:
 General and adminis-
  trative expenses..........  3,075,000       2,778,000       3,201,000
                              ---------      ----------      ----------
Loss before income tax
 benefit.................... (2,178,000)     (2,231,000)     (2,758,000)
Income tax benefit.......... (2,534,000)     (1,995,000)     (2,211,000)
                             ----------      ----------      ----------
Income (loss) before equity
 in net income of subsidiaries
 and discontinued operations    356,000        (236,000)       (547,000)
Equity in net income of
 subsidiaries...............  6,354,000       6,408,000       2,943,000

Income from discontinued
 operations, net............  1,048,000       2,028,000       1,839,000
                             ----------      ----------      ----------
Net income..................$ 7,758,000     $ 8,200,000     $ 4,235,000
                             ==========      ==========      ==========

           See notes to Parent Company Only Financial Statements.

                                                            SCHEDULE III
                                                            (CONTINUED)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
                                               YEAR ENDED DECEMBER 31,
                                         1996           1995          1994
                                     --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................$ 7,758,000    $ 8,200,000   $ 4,235,000
  Adjustments to reconcile net income
   to net cash used by operating
   activities:
   Equity in net income of
    subsidiaries................... (6,354,000)    (6,408,000)  (2,943,000)
   Income from discontinued
    operations, net................ (1,048,000)    (2,028,000)  (1,839,000)
   Income tax benefit credited to
    paid-in capital................      -            599,000       363,000
   Realized losses on sales of
    investment securities..........      -              -           198,000
                                    ----------      ---------    ----------
   Change in other assets and
    liabilities.................... (3,825,000)    (3,759,000)   (1,801,000)
                                    ----------     ----------    ----------
      Net cash used by operating
       activities.................. (3,469,000)    (3,396,000)   (1,787,000)
                                    ----------     ----------    ----------
CASH FLOWS FROM INVESTING SECURITIES:
 Discontinued operations, net......      -           (301,000)     (741,000)
 Decrease in investment in and
  advances to consolidated
  subsidiaries.....................  4,457,000      5,862,000     3,940,000
 Other.............................   (483,000)         -             -
                                    ----------     ----------    ----------
 Net cash provided by investing
  activities.......................  3,974,000      5,561,000     3,199,000
                                    ----------     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock
  and warrants.....................     (5,000)    (2,251,000)   (1,009,000)
 Dividends paid....................   (298,000)      (311,000)     (316,000)
                                    ----------     ----------    ----------
   Net cash used by financing
    activities.....................   (303,000)    (2,562,000)   (1,325,000)
                                    ----------     ----------    ----------
 Increase (Decrease) in cash and
  cash equivalents.................    202,000       (397,000)       87,000
 Cash and cash equivalents,
  beginning of year................    249,000        646,000       559,000
                                    ----------     ----------    ----------
 Cash and cash equivalents, end of
  year.............................$   451,000    $   249,000   $   646,000
                                    ==========     ==========    ==========

           See notes to Parent Company Only Financial Statements.

                                                    SCHEDULE III
                                                     (CONTINUED)

INDEPENDENCE HOLDING COMPANY
NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS

NOTE:

(A) In connection with the distribution of Zimmerman Sign Company, two subsidiaries of IHC were merged into IHC.

(B)   Cash payments for taxes were $955,000, 1,233,000 and 125,000 in 1996,
      1995 and 1994, respectively.

(C) Income tax benefits on the Statements of Operations includes a charge in lieu of Federal income taxes of $599,000 in 1995 and $363,000 in 1994 with a corresponding credit to paid-in capital.

(D)   The financial information of Independence Holding Company (Parent Company
      Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


                                                                                                        SCHEDULE V
                                          INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
                                               SUPPLEMENTARY INSURANCE INFORMATION
                                                   (DOLLARS IN THOUSANDS)



                           FUTURE
                           POLICY                               NET                 AMORTIZ-
                          BENEFITS,                         INVESTMENT              ATION OF
                           CLAIMS                           INCOME AND              DEFERRED
               DEFERRED   & OTHER                             GAINS,               INSURANCE     OTHER
              INSURANCE   POLICY-                           AND OTHER   BENEFITS    ACQUIS-    OPERATING
             ACQUISITION  HOLDERS'   UNEARNED   PREMIUM      INCOME       AND        ITION      EXPENSES   PREMIUMS
               COSTS       FUNDS     PREMIUMS   REVENUE        (1)       CLAIMS      COSTS        (2)      WRITTEN
             -----------  -------   ---------   -------     ---------   --------   ---------   ---------   --------
DECEMBER 31, 1996:
 Life and
  annuity.....$  7,082   $126,129   $  3,874   $ 13,155    $ 11,241    $ 13,113    $  2,416    $  5,793    $ 12,879
 Health.......   4,139     64,495      7,780     56,430       7,525      36,675       1,403      18,939      56,035
               -------    -------    -------    -------     -------     -------     -------     -------     -------
              $ 11,221   $190,624   $ 11,654   $ 69,585    $ 18,766    $ 49,788    $  3,819    $ 24,732    $ 68,914
               =======    =======    =======    =======     =======     =======     =======     =======     =======
DECEMBER 31, 1995:
 Life and
  annuity.....$  5,116   $ 91,310   $  4,274   $ 12,321    $  7,251    $  9,998    $  2,286    $  4,690    $ 11,894
 Health.......   4,040     54,258      8,391     44,080       6,140      27,347       1,612      16,062      43,756
               -------    -------    -------    -------     -------     -------     -------     -------     -------
              $  9,156   $145,568   $ 12,665   $ 56,401    $ 13,391    $ 37,345    $  3,898    $ 20,752    $ 55,650
               =======    =======    =======    =======     =======     =======     =======     =======     =======
DECEMBER 31, 1994:
 Life and
  annuity.....$  6,219   $ 89,179   $  5,222   $ 11,418    $  4,485    $  8,842    $  3,097    $  3,618    $ 10,828
 Health.......   4,760     47,129      9,458     39,205       4,822      23,975       2,476      13,232      37,481
               -------    -------    -------    -------     -------     -------     -------     -------     -------
              $ 10,979   $136,308   $ 14,680   $ 50,623    $  9,307    $ 32,817    $  5,573    $ 16,850    $ 48,309
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

                                                            - 73 -

                                       EXHIBIT INDEX
                                       -------------
Exhibit
Number

3 (i)    Restated Certificate of Incorporation of
         Independence Holding Company.**
3 (ii)   By-laws of Independence Holding Company.*
4 (i) Form of Warrant Certificate to purchase shares of Common Stock of Independence Holding Company, expiring June 30, 2001.*

10(iii)(A) Executive Compensation Plans and Agreements
             (1) Independence Holding Company 1988 Stock
                 Incentive Plan***
             (2) Form of Independence Holding Company
                 Stock Option Agreement****
             (3) Deferred Compensation Agreement*****
             (4) Retirement Benefit Agreements*****

11 Statement re: computation of per share earnings for the years ended December 31, 1996, 1995 and 1994.

21 Principal subsidiaries of Independence Holding Company,
   as of March 14, 1997.
23 Consent of KPMG Peat Marwick LLP.

27 Financial Data Schedule.

99 Financial Statements of significant 50% or less owned person.

*Such exhibits are incorporated by reference to the Report on Form 10-K for the fiscal year ended December 31, 1987, as amended, of Independence Holding Company.

** Such exhibit is incorporated by reference to the Report on Form 10-Q for the quarter ended June 30, 1996 of Independence Holding Company.

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