Form 10-K405/A
period 1996-12-31
INDEPENDENCE HOLDING CO
filed 1997-04-30
CIK 701869

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

                      INDEPENDENCE HOLDING COMPANY
         -------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

            DELAWARE                         58-1407235
     ------------------------   ----------------------------------
   (State of Incorporation)     (I.R.S. Employer Identification No.)

        96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT    06902
       --------------------------------------------------------
       (Address of Principal Executive Offices)      (Zip Code)

                          (203) 358-8000
                        ------------------
                        (Telephone Number)
Securities registered pursuant to Section 12(b) of the Act:
                           NONE
------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                COMMON STOCK, $1.00 PAR VALUE
                  SHARE PURCHASE WARRANTS
------------------------------------------------------------
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
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
      7,431,769 shares of Common Stock were outstanding as of March 14, 1997 (adjusted for the one-for-two reverse stock split of the Company's shares of Common Stock effective June 28, 1996).
      The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of March 14, 1997 was $24,026,474.
      Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for June 16, 1997 are incorporated by reference into Part III of this filing.

                                  PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------
DIRECTORS

      Set forth below are each director's name, age, all positions and offices held with the Company, principal occupations, directorships and business experience during the past five years.

HAROLD E. JOHNSON, age 78
Director

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

ALLAN C. KIRKMAN, age 53
Director

      Since December 1980, director of the Company; for more than the past five years, Executive Vice President of Mellon Bank, N.A., a national bank with principal offices in Pittsburgh, Pennsylvania.

STEVEN B. LAPIN, age 51
President and Chief Operating Officer
Director

      Since July 1991, director of the Company; since November 1993, President and Chief Operating Officer of the Company; prior to November 1993, Executive Vice President - Operations of the Company; since October 1993, President and Chief Operating Officer of Geneve Corporation, a private diversified holding company with principal offices in Stamford, Connecticut, which is an affiliate of the Company ("Geneve"); prior to October 1993, Executive Vice President and Chief Operating Officer of Geneve; for more than the past five years, director of Geneve; since August 1992, director of Zimmerman Sign Company ("Zimmerman"), a provider of site identification products and services, which became a publicly held company in December 1996.

DONALD T. NETTER, age 35
Director

      Since November 1993, director of the Company; from January
1995 to December 31, 1996, Senior Vice President - Investments of the Company; since February 1994, Senior Vice President -
Investments of Geneve; since March 1996, Chairman and Chief
Executive Officer of the managing member of the general partner of

Dolphin Limited Partnership, an investment partnership which ceased to be an affiliate of the Company in January 1997; from February 1992 to August 1993, Senior Vice President and Treasurer of Damon Corp., a clinical laboratory testing company with principal offices in Needham Heights, Massachusetts ("Damon"); prior to August 1993, a director of Damon. Mr. Donald T. Netter is the son of Mr. Edward Netter.

EDWARD NETTER, age 64
Chairman and Chief Executive Officer
Director

      Since December 1980, director of the Company; for more than the past five years, Chairman and Chief Executive Officer of the Company; from December 1990 to November 1993, President of the Company; for more than the past five years, Chairman, Chief Executive Officer and director of Geneve.

EDWARD J. SCHEIDER, age 80
Director

      Since November 1987, director of the Company and Chairman of the Audit Committee; for more than five years prior to retirement in March 1995, Vice President of Kidder, Peabody & Co., Inc., an investment banking and brokerage firm with principal offices in New York, New York.

ROY T.K. THUNG, age 53
Executive Vice President,
Chief Financial Officer and
Treasurer
Director

      Since December 1990, director of the Company; since November 1993, Executive Vice President, Chief Financial Officer and Treasurer of the Company; from May 1990 to November 1993, Senior Vice President, Chief Financial Officer and Treasurer of the Company; from June 1983 to December 1986, director of the Company; since November 1993, Executive Vice President and Chief Financial Officer of Geneve, prior to November 1993, Senior Vice President and Chief Financial Officer of Geneve; since December 1996, director of Zimmerman.

F. PETER ZOCH, III, age 54
Director

      Since December 1980, director of the Company; from December 1990 to June 1993, Vice Chairman of the Board of the Company; for more than the past five years, Chairman of the Executive Committee of the Company; prior to July 1992, President and director of Geneve.

EXECUTIVE OFFICERS

      In addition to Messrs. Lapin, Edward Netter and Thung, listed above, who also serve as directors of the Company, set forth below are each executive officer's name, age, all positions and offices held with the Company, principal occupations and business experience during the past five years. Officers are elected by the Board of Directors, each to serve until his successor is elected and has qualified, or until his earlier resignation, removal from office or death.

TERESA A. HERBERT, age 35
Vice President and Controller

      Since October 1991, Vice President and Controller of the
Company.

DAVID T. KETTIG, age 38
Vice President - Legal and Secretary

      Since March 1992, Vice President - Legal and Secretary of the Company; since March 1992, Vice President - Legal and Secretary of Geneve.

BRIAN R. SCHLIER, age 42
Vice President - Taxation

      Since May 1991, Vice President - Taxation of the Company; for more than the past five years, Director of Taxation of Geneve.


ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------
                                                          SUMMARY COMPENSATION TABLE

      The following table sets forth compensation paid by the Company and its subsidiaries to the five most highly compensated executive officers of the Company during the year ended December 31, 1996 (the "Named Officers") for services rendered for the last three fiscal years.
                                                                                     Long Term Compensation
                                                                             -------------------------------------
                                            Annual Compensation                      Awards               Payouts
                               -------------------------------------------   -------------------------   ---------
              (a)              (b)        (c)          (d)        (e)            (f)           (g)         (h)           (i)

                                                                             Restricted    Securities
                                                              Other Annual      Stock      Underlying      LTIP      All Other
                                         Salary       Bonus   Compensation     Awards       Options       Payouts  Compensation(2)
Name and Principal Position   Year        ($)          ($)       ($)            ($)          (#)(1)         ($)           ($)
---------------------------   ----      -------      -------  ------------   ----------    ----------     -------  ---------------
Edward Netter..............   1996      251,177       50,000        -              -           -             -          2,577
 Chairman and Chief           1995      251,159         -           -              -           -             -          2,584
 Executive Officer            1994      251,040       50,000        -              -           -             -          2,653

Steven B. Lapin............   1996      250,940      210,000        -              -           -             -         39,906
 President and Chief          1995      250,851      150,000        -              -        118,000          -         36,826
 Operating Officer            1994      249,990      150,000        -              -           -             -        113,108

Roy T.K. Thung.............   1996      200,932      168,000        -              -           -             -         35,092
 Executive Vice President     1995      200,853      120,000        -              -         94,500          -         32,410
 Chief Financial Officer,     1994      200,000      120,000        -              -           -             -         98,953
 and Treasurer

David T. Kettig............   1996      105,604       29,165        -              -           -             -          1,040
 Vice President -             1995      103,775       20,416        -              -         12,500        22,250       1,051
 Legal and Secretary          1994       99,455       23,332        -              -           -             -         (7,095)


Teresa A. Herbert..........   1996       93,956       28,250        -              -           -             -          1,306
 Vice President               1995       92,301       17,425        -              -         12,500        22,250       1,291
 and Controller               1994       88,259       20,500        -              -           -             -         (6,848)

(1) Adjusted for the Company's 1-for-2 reverse common stock split in June 1996.


(2) Amounts shown for 1994, 1995 and 1996 for all of the Named Officers include the dollar value of premiums paid for term life insurance. In addition, amounts shown for Messrs. Lapin and Thung include amounts accrued during 1994, 1995 and 1996 under Retirement Benefit Agreements with the Company (described below under the heading "Retirement Benefit Agreements"). Amounts shown for Mr. Kettig and Ms. Herbert also include the value of incentive units based on the decrease in book value per share of the Company's Common Stock for 1994; such units were paid in full in 1995.
      Certain of the Named Officers also received compensation and benefits during 1994, 1995 and 1996 from Geneve and/or its affiliates (other than the Company) for services rendered to such companies, which amounts are not included in this table.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-
                              END OPTION VALUES


      The following table sets forth certain information concerning stock options of the Named Officers who had options at December
31, 1996.  No options were exercised in 1996 by the Named
Officers.

       (a)          (b)          (c)          (d)           (e)
                                          Number of
                                          Securities       Value of
                                          Underlying       Unexercised
                                          Unexercised      In-the-Money
                                          Options at       Options at
                                          FY-End(#)(1)     FY-End($)(2)
                  Shares
               Acquired on     Value      Exercisable/     Exercisable/
      Name     Exercise(#)   Realized($)  Unexercisable    Unexercisable
-------------------------------------------------------------------------

Steven B. Lapin    0            0         39,334/78,666   $18,620/$37,239

Roy T.K. Thung     0            0         31,500/63,000   $15,234/$30,469

David T. Kettig    0            0          4,167/ 8,333   $ 3,386/$ 6,771

Teresa A. Herbert  0            0          6,667/ 8,333   $ 3,386/$ 6,771

(1) Adjusted for the Company's 1-for-2 reverse common stock split in June 1996.

(2) Does not reflect adjustment in March 1997 to the exercise price of the Company's stock options to reflect the distribution of all of the Company's interest in Zimmerman.

DIRECTORS' COMPENSATION

      Directors of the Company who are not also officers of the Company receive a monthly fee of $500 plus $400 for each Board or Committee meeting attended. Directors who are officers of the Company do not receive compensation for serving as directors of the Company.

      Pursuant to the Company's 1988 Stock Incentive Plan, directors of the Company who are not also employees of the Company or a subsidiary ("Independent Directors") are each granted non-qualified stock options with respect to 500 shares of Common Stock at the first meeting of the Board of Directors following each Annual Meeting of Stockholders of the Company, which stock options vest six months after date of grant. Outstanding options granted at such 1996 Board meeting fully vested on March 13, 1997, and currently have an exercise price of $8.41 per share.

RETIREMENT BENEFIT AGREEMENTS

      In 1991, the Company entered into retirement benefit agreements with Messrs. Lapin and Thung pursuant to which they are entitled to receive cash payments, based upon their salaries, at such time as they retire or otherwise terminate their employment with the Company. Such payments are fully vested. Assuming that such individuals' employment with the Company had terminated on December 31, 1996, Messrs. Lapin and Thung would have been entitled to receive approximately $468,913 and $429,706, respectively, which amounts increase each year they remain employed by the Company until they attain age 62. Of such amounts, $37,590 and $32,776, respectively, were accrued in 1996 for Messrs. Lapin and Thung.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
            ---------------------------------------------------

      Listed below are the number of shares of Common Stock beneficially owned as of April 1, 1997 by the holders of more than 5% of the Common Stock of the Company.

                                            Common Stock
                                            ------------
     Geneve Holdings, Inc.(1)..........       4,092,906
     96 Cummings Point Road                     (55.1%)
     Stamford, Connecticut 06902

(1)   According to (i) information disclosed in Amendment No. 34 to
      Schedule 13D dated January 7, 1997 of Geneve Holdings, Inc. (together with its affiliates also referred to herein as "Geneve") supplemented by (ii) information provided to the Company by Geneve in response to a Company questionnaire, a group consisting of Geneve and certain of its affiliates are the beneficial owners of 4,092,906 shares of Common Stock. As of December 31, 1996, Geneve did not own any of the Company's share purchase warrants (the "Warrants"). Mr. Edward Netter, Chairman and Chief Executive Officer and a director of the Company, is an executive officer and a director of Geneve. Mr. Donald T. Netter, a director of the Company, is an executive officer of Geneve. Mr. Edward Netter and members of his family (including Mr. Donald T. Netter) own more than 50% of the voting stock of Geneve. Messrs. Edward Netter and Donald T. Netter disclaim beneficial ownership as to the shares of Common Stock owned by Geneve.
                       _____________________________


      To the best knowledge of the Company, Geneve has sole investment and voting power with respect to the shares listed above, and no other person or persons acting in concert own beneficially more than 5% of the Common Stock.

      The following table sets forth for each director of the Company, the Named Officers, and all directors and executive officers of the Company as a group, information regarding beneficial ownership of Common Stock as of April 1, 1997. None of the directors, Named Officers or directors and executive officers as a group owns beneficially any Warrants.

                                    Number of      Percent of Class
            Name                     Shares        Entitled to Vote
            ----                  -----------      ----------------
Harold E. Johnson................  11,000 (2)               *
Allan C. Kirkman.................   4,500 (2)               *
Steven B. Lapin.................. 118,500 (3)              1.6%
Donald T. Netter.................   (4)                     -
Edward Netter....................   (4)                     -
Edward J. Scheider...............  76,236 (2) (5)          1.0%
Roy T.K. Thung...................  95,750 (6)              1.3%
F. Peter Zoch, III...............   1,500 (7)               *
David T. Kettig..................  13,000 (8)               *
Teresa A. Herbert................  15,550 (9)               *
All directors and executive
 officers as a group (11 persons) 346,036 (1)(2)(3)(4)(5)  4.5%
                                          (6)(7)(8)(9)(10)

 (1) Adjusted for the Company's 1-for-2 reverse common stock split in June 1996.

 (2) Constitutes or includes 4,500 shares of Common Stock subject to options granted to each such director of which, in each case, all shares are presently exercisable.

 (3) Includes 68,750 shares of Common Stock subject to options granted to Mr. Lapin in April 1995, of which two-thirds are presently exercisable and the balance will vest in April 1998, and 49,250 shares of Common Stock subject to options granted to Mr. Lapin in December 1995, of which one-third are presently exercisable and the balance will vest ratably in December 1997 and 1998.

 (4) As described in the table relating to Principal Stockholders, Geneve and certain of its affiliates are the beneficial owners of 4,092,906 shares of Common Stock, which represents 55.1% of the outstanding Common Stock as of April 1, 1997. Mr. Edward Netter, Chairman and Chief Executive Officer and a director of the Company, is an executive officer and a director of Geneve. Mr. Donald T. Netter, a director of the Company, is an executive officer of Geneve. Mr. Edward Netter and members of his family (including Mr. Donald T. Netter) own more than 50% of the voting stock of Geneve. Messrs. Edward Netter and Donald T. Netter disclaim beneficial ownership as to the shares of Common Stock owned by Geneve.

 (5)  Includes 33,500 shares of Common Stock owned by Mr.
      Scheider's wife, as to which shares Mr. Scheider disclaims beneficial ownership.

 (6) Includes 56,250 shares of Common Stock subject to options granted to Mr. Thung in April 1995, of which two-thirds are presently exercisable and the balance will vest in April 1998, and 38,250 shares of Common Stock subject to options granted to Mr. Thung in December 1995, of which one-third are presently exercisable and the balance will vest ratably in December 1997 and 1998.

 (7) Constitutes 1,500 shares of Common Stock subject to options granted to Mr. Zoch, all of which shares are presently exercisable.

 (8) Includes 12,500 shares of Common Stock subject to options granted to Mr. Kettig in April 1995, of which two-thirds are presently exercisable and the balance will vest in April
      1998.

 (9) Includes 2,500 shares of Common Stock subject to options granted to Ms. Herbert in October 1988, all of which shares are presently exercisable, and 12,500 shares of Common Stock subject to options granted to Ms. Herbert in April 1995, of which two-thirds are presently exercisable and the balance will vest in April 1998.

(10) Includes 10,000 shares of Common Stock subject to options granted to one executive officer, of which two-thirds are presently exercisable and the balance will vest in April
      1998.

*     Represents less than 1% of the outstanding Common Stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

      The Company and Geneve operate under cost-sharing arrangements pursuant to which certain items are allocated between the companies. During 1996, the Company paid to Geneve or accrued for payment thereto approximately $165,000 under such arrangements, and paid or accrued approximately an additional $41,000 for the first quarter of 1997. Geneve also provides the Company the use of office space as its corporate headquarters for annual consideration of $236,000. In addition, certain current or former directors, officers and/or employees of the Company or its subsidiaries, who are also current or former directors, officers and/or employees of Geneve, received compensation and benefits from Geneve for services rendered thereto since January 1, 1996. The foregoing is subject to the approval of the Audit Committee of the Board of Directors at least annually, and management of the Company believes that the terms thereof are no less favorable than could be obtained by the Company from unrelated parties on an arm's length basis.

      At various times since January 1, 1996, certain securities transfers were made between the Company and/or certain of its subsidiaries, on the one hand, and Geneve, on the other hand, at fair market value. The Company has invested as a limited partner in Dolphin Limited Partnership ("Dolphin"), an investment partnership of which Mr. Donald Netter is the Chairman and Chief Executive Officer of the managing member of the general partner and, since January 1997, the principal shareholder. Consistent with the terms of the partnership agreement, in addition to other defined expenses, limited partners pay quarterly a management fee based on their beginning capital accounts, and an annual performance-based incentive allocation.

                                  SIGNATURE


      The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended
December 31, 1996 as set forth in the pages attached hereto:

      Item 10.    Directors and Executive Officers of the Registrant.

      Item 11.    Executive Compensation.

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Item 13.    Certain Relationships and Related Transactions.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1997.



                                        INDEPENDENCE HOLDING COMPANY
                                        ----------------------------
                                             (THE REGISTRANT)


                                    By:  /s/Roy T.K. Thung
                                         --------------------------
                                         Roy T.K. Thung
                                         Executive Vice President,
                                         Chief Executive Officer
                                         and Treasurer