Form 10-Q
period 1997-03-31
INDEPENDENCE HOLDING CO
filed 1997-05-13
CIK 701869

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarter Period Ended:  MARCH 31, 1997
                                              --------------
                       Commission File Number: 0-10306
                                               -------
                       INDEPENDENCE HOLDING COMPANY
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)



               DELAWARE                       58-1407235
       ------------------------    ------------------------------------
       (State of Incorporation)    (I.R.S. Employer Identification No.)


96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT            06902
-----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code: (203) 358-8000


                          NOT APPLICABLE
------------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes  x . No    .


          7,431,769 SHARES OF COMMON STOCK, $1.00 PAR VALUE
-------------------------------------------------------------------------
             Common Stock outstanding as of May 6, 1997

                INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                                    INDEX




PART 1 - FINANCIAL INFORMATION                         PAGE NO.
------------------------------                         --------
  Consolidated Balance Sheets -
   March 31, 1997 (unaudited) and December 31, 1996.          2

  Consolidated Statements of Operations -
   Three Months Ended March 31, 1997
   and 1996 (unaudited).............................          3

  Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1997
   and 1996 (unaudited).............................          4

  Notes to Consolidated Financial Statements
   (unaudited)......................................     5 -  9

  Management's Discussion and Analysis of Results of
   Operations and Financial Condition...............    10 - 14


PART II - OTHER INFORMATION
---------------------------
  Item 6 - Exhibits and Reports on Form 8-K.........         15

  Signatures........................................         16

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                         MARCH 31,   DECEMBER 31,
                                                      1997          1996
----------------------------------------------------------------------------
                                                  (UNAUDITED)
ASSETS:
  Cash and cash equivalents......................$  2,224,000   $ 10,361,000
   Short-term investments........................  11,626,000     10,316,000
   Securities purchased under agreements
    to resell....................................  21,471,000     36,542,000
   Fixed maturities (Note 3)..................... 174,646,000    165,040,000
   Equity securities (Note 3)....................   8,769,000      4,427,000
   Other investments.............................  36,449,000     32,683,000
                                                  -----------    -----------
  Total investments.............................. 252,961,000    249,008,000
  Deferred insurance acquisition costs...........  11,458,000     11,221,000
  Due and unpaid premiums........................   5,803,000      5,122,000
  Due from reinsurers............................  57,332,000     50,877,000
  Due from brokers...............................     813,000          -
  Notes and other receivables....................   3,958,000      4,205,000
  Other assets...................................   6,419,000      5,607,000
                                                  -----------    -----------
      TOTAL ASSETS...............................$340,968,000   $336,401,000
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Future policy benefits.........................$123,282,000   $115,594,000
  Unearned premiums..............................  13,438,000     11,654,000
  Funds on deposit...............................  67,856,000     68,915,000
  Insurance policy claims........................   3,690,000      3,914,000
  Other policyholders' funds.....................   2,263,000      2,201,000
  Financial instruments sold, but not yet
   purchased (Note 3)............................      14,000        539,000
  Due to brokers.................................  21,064,000     19,740,000
  Due to reinsurers..............................   6,150,000      6,764,000
  Accounts payable, accruals and other
   liabilities...................................  15,950,000     18,653,000
  Liability for business transferred.............   7,905,000      7,905,000
  Income taxes (Note 5)..........................   3,666,000      3,666,000
                                                  -----------    -----------
      TOTAL LIABILITIES.......................... 265,278,000    259,545,000
                                                  -----------    -----------
STOCKHOLDERS' EQUITY:
Preferred Stock (none issued)....................       -              -
Common stock, 7,431,769 shares issued and
 outstanding, net of 2,188,950 shares in
 treasury........................................   7,432,000      7,432,000
Paid-in capital..................................  76,068,000     76,068,000
Unrealized gains (losses) on investments, net....  (4,892,000)    (1,466,000)
Accumulated deficit..............................  (2,918,000)    (5,178,000)
                                                  -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY.................  75,690,000     76,856,000
                                                  -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$340,968,000   $336,401,000
                                                  ===========    ===========

        See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31,                           1997           1996
----------------------------------------------------------------------------
REVENUES:
 Insurance premiums..............................$ 18,749,000   $ 16,453,000
 Net investment income...........................   4,182,000      3,693,000
 Net realized and unrealized gains...............     143,000        167,000
 Equity income...................................      77,000         97,000
 Other income....................................   1,253,000      1,386,000
                                                  -----------    -----------
                                                   24,404,000     21,796,000
                                                  -----------    -----------
EXPENSES:
 Insurance benefits, claims and reserves.........  14,064,000     12,076,000
 Amortization of deferred insurance acquisition
  costs..........................................     711,000      1,072,000
 Interest expense................................       -            235,000
 Selling, general and administrative expenses....   7,067,000      7,035,000
                                                  -----------    -----------
                                                   21,842,000     20,418,000
                                                  -----------    -----------
Operating income before income taxes.............   2,562,000      1,378,000
Income tax expense...............................     302,000         15,000
                                                  -----------    -----------
Income from continuing operations, net...........   2,260,000      1,363,000

Income from discontinued operations..............       -            431,000
                                                  -----------    -----------
Net income.......................................$  2,260,000   $  1,794,000
                                                  ===========    ===========
INCOME PER COMMON SHARE:
Income from continuing operations................$        .30            .18
Income from discontinued operations, net.........       -                .06
                                                  -----------    -----------
Net income.......................................$        .30   $        .24
                                                  ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......   7,474,000      7,465,000
                                                  ===========    ===========


        See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31,                          1997          1996
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.......................................$  2,260,000  $  1,794,000
 Adjustment to reconcile net income to net cash
  provided by operating activities:
 Amortization of deferred insurance acquisition
  costs...........................................     711,000     1,072,000
 Realized gains on sales of investment securities.    (322,000)     (143,000)
 Unrealized (gains) losses on trading securities..     179,000       (24,000)
 Equity income....................................     (77,000)      (97,000)
 Depreciation.....................................     100,000        71,000
 Deferred taxes...................................      13,000         7,000
 Income from discontinued operations, net.........       -          (431,000)
 Other............................................    (689,000)     (789,000)
Change in assets and liabilities:
 Net purchases of trading securities..............  (2,148,000)     (637,000)
 Increase in future insurance policy
  benefits, claims and other policy liabilities...   8,519,000       517,000
 Additions to deferred insurance acquisition costs    (948,000)     (447,000)
 Change in net amounts due from and to reinsurers   (7,069,000)    3,349,000
 Change in income tax liability...................      25,000        69,000
 Other............................................  (3,741,000)   (1,221,000)
                                                   -----------   -----------
        Net cash (used) provided by
         operating activities.....................  (3,187,000)    3,090,000
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to brokers.....     512,000     3,070,000
 Sales and maturities of short-term investments...  10,453,000     6,956,000
 Purchases of short-term investments.............. (11,752,000)   (5,968,000)
 Net purchases of resale and repurchase
  agreements......................................  15,072,000    (3,373,000)
 Sales and maturities of fixed maturities.........   6,476,000    49,347,000
 Purchases of fixed maturities.................... (19,443,000)  (67,340,000)
 Sales of equity securities.......................   5,659,000     6,839,000
 Purchases of equity securities...................  (8,352,000)   (8,373,000)
 Proceeds on sale of other investments............     530,000     3,200,000
 Other investments, net...........................  (3,510,000)   (6,921,000)
 Other............................................      45,000      (185,000)
                                                   -----------   -----------
        Net cash used by investing activities.....  (4,310,000)  (22,748,000)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of investment-type insurance contracts..    (268,000)     (268,000)
 Dividends paid...................................    (372,000)     (297,000)
                                                   -----------   -----------
        Net cash used by financing activities.....    (640,000)     (565,000)
                                                   -----------   -----------
Decrease in cash and cash equivalents.............  (8,137,000)  (20,223,000)
Cash and cash equivalents, beginning of year......  10,361,000    26,860,000
                                                   -----------   -----------
Cash and cash equivalents, end of period..........$  2,224,000  $  6,637,000
                                                   ===========   ===========
        See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)
----------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

      (A)  BUSINESS AND ORGANIZATION

      Independence Holding Company and subsidiaries ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."
      Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively "Geneve") hold approximately 55% of IHC's outstanding common stock.

      (B)  PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts in prior year's consolidated financial statements and notes thereto have been restated to conform to the 1997 presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------
NOTE 2. DISCONTINUED OPERATIONS

      On December 31, 1996, IHC consummated the distribution of the common stock of Zimmerman on a pro rata basis to holders of record of IHC's common stock as of December 20, 1996. In connection with the distribution of Zimmerman, a subsidiary of the Company has guaranteed $10,000,000 of subordinated debt of Zimmerman. Accordingly, the credit to stockholders' equity of $7,905,000 or $1.06 per share that would have been recorded upon consummation of the distribution of Zimmerman has been deferred until such time as the subordinated debt is repaid or the guarantee is eliminated.
      Since Zimmerman historically comprised all of IHC's manufacturing segment, the Consolidated Financial Statements and notes thereto of IHC present Zimmerman as discontinued operations.
      Income from discontinued operations for the three months ended March 31, 1996 is summarized as follows:

                                                 1996
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

      Revenues.................................$ 10,163
                                                =======
      Operating income from
       discontinued operations,
       net of minority interest................$    698
      Income taxes.............................     267
                                                -------
      Net income from
       discontinued operations.................$    431
                                                =======
NOTE 3. INVESTMENT SECURITIES

      The cost (amortized cost with respect to certain fixed maturities) and fair value of IHC's investment securities as of March 31, 1997 and December 31, 1996 are as follows:

                                              MARCH 31, 1997
                           -------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED    FAIR
                             COST          GAINS         (LOSSES)    VALUE
                           -------------------------------------------------
                                         (DOLLARS IN THOUSANDS)

FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities......$ 28,739     $    357     $ (1,827)     $ 27,269
   U.S. Government and
    agencies obligations....  35,712           31       (1,492)       34,251
   Government National
    Mortgage Association.... 113,800           29       (2,627)      111,202
   Obligations of states and
    political subdivisions..   1,976           53         (105)        1,924
                             -------      -------      -------       -------
Total fixed maturities      $180,227     $    470     $ (6,051)     $174,646
                             =======      =======      =======       =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES (CONTINUED)

                                              MARCH 31, 1997
                           -----------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED    FAIR
                             COST          GAINS         (LOSSES)    VALUE
                           -----------------------------------------------
                                         (DOLLARS IN THOUSANDS)

EQUITY SECURITIES
-----------------
 AVAILABLE-FOR-SALE:
  Common stock..............$  5,196     $    319     $   (334)     $  5,181
  Options...................      61           82            -           143
  Preferred stock...........   1,440           90            -         1,530
                             -------      -------      -------       -------
                               6,697          491         (334)        6,854
 TRADING:                    -------      -------      -------       -------
  Common stock..............   2,022           37         (144)        1,915
                             -------      -------      -------       -------
Total equity securities     $  8,719     $    528     $   (478)     $  8,769
                             =======      =======      =======       =======
FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
---------------------------
TRADING:
  Options....................    (73)          59          -             (14)
Total financial instrument   -------      -------      -------       -------
 sold, but not yet
 purchased..................$    (73)    $     59     $    -        $    (14)
                             =======      =======      =======       =======

                                           DECEMBER 31, 1996
                           -----------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED    FAIR
                             COST          GAINS         (LOSSES)    VALUE
                           -----------------------------------------------
                                         (DOLLARS IN THOUSANDS)

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
                            =======      =======      =======       =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES (CONTINUED)

                                           DECEMBER 31, 1996
                           -----------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED    FAIR
                             COST          GAINS         (LOSSES)    VALUE
                           -----------------------------------------------
                                         (DOLLARS IN THOUSANDS)

EQUITY SECURITIES
-----------------
 AVAILABLE-FOR-SALE:
  Common stock.............$  2,211     $    283     $    (31)     $  2,463
  Preferred stock..........   1,440          105         -            1,545
                            -------      -------      -------       -------
                              3,651          388          (31)        4,008
                            -------      -------      -------       -------
TRADING:
  Common stock.............     335           84         -              419
                            -------      -------      -------       -------
 Total equity securities   $  3,986     $    472     $    (31)     $  4,427
                            =======      =======      =======       =======
FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
---------------------------
 TRADING:
  Common stock............ $   (585)    $     46     $   -         $   (539)
                            -------      -------      -------       -------
 Total financial instruments
 sold, but not yet
  purchased                $   (585)    $     46     $   -         $   (539)
                            =======      =======      =======       =======

      The amortized cost and fair value of fixed maturities at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             MARCH 31, 1997
                                        ---------------------
                                        AMORTIZED        FAIR
                                          COST          VALUE
                                        ---------       -----
                                        (DOLLARS IN THOUSANDS)

      Due in one year or less.........$    574       $    605
      Due after one year through
       five years.....................   6,719          6,644
      Due after five years through
       ten years......................  38,460         36,872
      Due after ten years.............  20,674         19,323
                                       -------        -------
                                        66,427         63,444

      GNMA - 15 year..................  53,582         52,075
      GNMA - 30 year..................  60,218         59,127
                                       -------        -------
      Totals..........................$180,227       $174,646
                                       =======        =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 4.  INCOME PER SHARE

      The computations of income per share were based upon the weighted average number of common and dilutive common equivalent shares outstanding of approximately 7,474,000 and 7,465,000 for the three months ended March 31, 1997 and 1996, respectively. Dilutive common equivalent shares include 42,000 and 33,000 for the quarters ended March 31, 1997 and 1996, respectively, from the assumed exercise of options using the treasury stock method.
Fully diluted earnings per share is not shown as the assumed exercise of all other stock options and warrants is anti-dilutive.

NOTE 5.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation and discontinued operations.

      The income tax benefit for the quarter ended March 31, 1997 allocated to stockholders' equity for unrealized losses on investment securities was $(39,000) representing the change in deferred tax asset of $531,000 at March 31, 1997 from $492,000 at December 31, 1996.

NOTE 6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                               MARCH 31,
                                          1997          1996
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

      Cash payments for:
           Interest.....................$     -       $    179
           Income taxes.................$    271      $    214

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which changes the calculation of both primary and fully diluted earnings per share. The requirements of SFAS No. 128 are effective for financial statements for periods ending after December 15, 1997, and require the restatement of all prior periods earnings per share calculations. Earlier application is not permitted. Under SFAS No. 128 the calculation of earnings per share for IHC for the quarters ended March 31, 1997 and 1996 will approximately equal primary earnings per share, and earnings per share-assuming dilution will approximately equal earnings per share.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------

      Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements and marketable securities) and expense items associated with parent company activities, the Company's remaining real estate operations and certain other investments of the Company, are included in Corporate.


                            RESULTS OF OPERATIONS
                            ---------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1996
----------------------------------------------------------------
      The Company's operating income from continuing operations increased $1.2 million, or 86%, to $2.6 million for the period ended March 31, 1997 from $1.4 million for the same period in 1996. The Company had net realized and unrealized gains of $.1 million in 1997 and $.2 million in 1996. Excluding net realized and unrealized gains, the Company had operating income from continuing operations of $2.5 million in 1997 as compared to $1.2 million for 1996. Income from continuing operations, net was $2.3 million or $.30 per share for the quarter ended March 31, 1997 as compared to $1.4 million or $.18 per share for the quarter ended March 31, 1996. Income tax expense increased to $.3 million in 1997.

Insurance Group
---------------
      The Insurance Group's operating income increased 33% to $2.9 million in 1997 from $2.2 million in 1996. Operating income includes net realized and unrealized gains of $.1 million in 1997 compared to $.2 million in 1996. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Operating income excluding net realized and unrealized gains was $2.8 million in 1997 compared to $2.0 million in 1996.

      Premium revenues increased $2.3 million or 14% to $18.7 million in 1997 from $16.4 million in 1996; premium revenues at Madison Life increased $.8 million while Standard Life showed a $1.5 million increase in premiums. The increase at Madison Life is comprised of: a $.4 million increase in the credit lines of business primarily due to new accounts added during 1996; a $.1 million increase in long-term disability premiums; a $.1 million increase in the ordinary life and individual accident and health lines of business; and a $.2 million increase in other life and health lines of business. The change at Standard Life is comprised of the following: $.4 million in additional stop-loss premiums reflecting the continued growth in this line of business; $1.0 million increase in its DBL line due to an acquisition of a block of business effective January 1, 1997, and a $.1 million increase in the closed blocks of life, annuity and individual and group accident and health lines of business.

      Total net investment income increased $.6 million primarily due to an increase in assets at Madison Life related to the acquisition of the pre-need and interest-sensitive blocks of business purchased effective January 1, 1996, and the infusion of a $5.0 million surplus note in the fourth quarter of 1996. The annualized return on investments in the first quarter of 1997 was 6.9% compared to 7.6% for the first quarter of 1996. Equity income remained steady.

      Other income decreased $.1 million from 1996 to 1997 resulting from: a decrease of $.2 million in stop-loss recoveries at Madison Life offset by an increase at Standard Life in stop-loss fee income earned of $.1 million.

      Insurance benefits, claims and reserves increased $2.0 million, or 16%, reflecting an increase of $1.2 million at Madison Life and $.8 million at Standard Life. Madison Life's increase resulted from the following: a $.2 million increase in ordinary life and individual accident and health claims and reserves; a $.1 million increase in long-term disability claims; a $.2 million increase in claims and reserves in other life and health lines of business; $.1 million in group term life reserves; a $.4 increase in interest credited to universal life and annuity products primarily as a result of the acquisition of the pre-need block of business and the interest sensitive whole life block of business; and a $.2 million increase in the credit line of business due to new accounts. The change at Standard Life is comprised of an increase of $.4 million in stop-loss claims incurred as a result of the increased premiums in this line of business and $.7 million in additional DBL claims due to increased volume. The foregoing increases were offset by a $.3 million decrease in claims and reserves due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group remained steady.
Madison Life's expenses increased $.1 million and Standard Life's expenses decreased $.1 million.

Corporate
---------
      Operating losses for the quarter ended March 31, 1997 decreased by $.5 million from 1996. Investment income and other income combined decreased $.1 million from 1996. Interest expense decreased $.2 million due to the repayment of all long term debt during 1996. Selling, general and administrative expenses decreased $.4 million due to a reduction in salaries and legal fees.


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

      The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Company's investment assets, approximately 83% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at March 31, 1997. Also at such date, approximately 96% of the Company's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 1997, approximately 4% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than 1.4% of the Company's total investments were in real estate, non-performing fixed maturities and mortgage loans.

      The Company monitors its investment portfolio on a continuous basis and believes that the liquidity of the Insurance Group will not be adversely affected by its current investments.

Corporate
---------
      Corporate derives its funds principally from (i) dividends and interest income from the Insurance Group; (ii) tax payments pursuant to tax sharing agreements and management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses and dividend payments at Corporate.

      The Company maintains a small portfolio of real estate (carried at nominal value), the sale of which is actively being pursued. The sale of such real estate would have a non-recurring positive impact on the Company's earnings; the effect thereof on stockholders' equity would not be material.

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $14.5 million at March 31, 1997. At the present time, the Company is not in need of any additional long-term financing.

      Subsequent to March 31, 1997, the Board of Directors of IHC approved the continuation of its share repurchase program and authorized the acquisition in the open market of up to 750,000 shares of IHC's common stock (approximately 10% of the outstanding). The timing and price of any purchases will be at the sole discretion of IHC's management, and the program may be discontinued or suspended at any time (since the initiation of IHC's repurchase program in 1991, approximately 1,700,000 net shares have been acquired at a cost of $8,300,000).

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

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried as amortized cost), as trading securities (carried at fair value) or as available-for-sale (carried at fair value); the Company has chosen to carry all of its debt securities as available-for-sale. Primarily as a result of the increase in interest rates, the Company experienced a change in unrealized loss of $3.4 million, net of deferred tax benefits, in total stockholders' equity, reflecting unrealized losses of $4.9 million at March 31, 1997 versus unrealized losses of $1.5 million at December 31, 1996.

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

      In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which changes the calculation of both primary and fully diluted earnings per share. The requirements of SFAS No. 128 are effective for financial statements for periods ending after December 15, 1997, and require the restatement of all prior periods earnings per share calculations. Earlier application is not permitted. Under SFAS No. 128 the calculation of earnings per share for IHC for the quarters ended March 31, 1997 and 1996 will approximately equal primary earnings per share, and earnings per share-assuming dilution will approximately equal earnings per share.

PART II.  OTHER INFORMATION
---------------------------
Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
      a)    1)    Exhibit 11.  Statement re:  computation of per
                  share earnings.

            2)    Exhibit 27.  Financial Data Schedule.

      b)    A report on Form 8-K was filed on January 10, 1997.

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


                                 INDEPENDENCE HOLDING COMPANY
                                 ----------------------------
                                       (THE REGISTRANT)



Dated: May 13, 1997             By: /s/Roy T.K. Thung
                                    --------------------------
                                    Roy T. K. Thung
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Treasurer





Dated: May 13, 1997             By: /s/Teresa A. Herbert
                                    --------------------------
                                    Teresa A. Herbert
                                    Vice President and
                                    Controller