Form 10-Q
period 1997-06-30
INDEPENDENCE HOLDING CO
filed 1997-08-14
CIK 701869

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended: JUNE 30, 1997
                        Commission File Number: 0-10306

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

       7,431,769 SHARES OF COMMON STOCK, $1.00 PAR VALUE
       -------------------------------------------------
         Common Stock outstanding as of August 8, 1997

                 INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                                     INDEX




PART 1 - FINANCIAL INFORMATION                         PAGE NO.
------------------------------                         --------
  Consolidated Balance Sheets -
   June 30, 1997 (unaudited) and December 31, 1996..          2

  Consolidated Statements of Operations -
   Three Months and Six Months Ended June 30, 1997
   and 1996 (unaudited).............................          3

  Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 1997
   and 1996 (unaudited).............................          4

  Notes to Consolidated Financial Statements
   (unaudited)......................................     5 - 10

  Management's Discussion and Analysis of Results of
   Operations and Financial Condition...............    11 - 17


PART II - OTHER INFORMATION
---------------------------
  Item 4 - Submission of Matters to a Vote
   of Security Holders..............................         18

  Item 6 - Exhibits and Reports on Form 8-K.........         18

  Signatures........................................         19

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                         JUNE 30,   DECEMBER 31,
                                                      1997          1996
----------------------------------------------------------------------------
                                                  (UNAUDITED)
ASSETS:
  Cash and cash equivalents......................$  6,239,000   $ 10,361,000
   Short-term investments........................  13,352,000     10,316,000
   Securities purchased under agreements
    to resell....................................  17,024,000     36,542,000
   Fixed maturities (Note 3)..................... 169,980,000    165,040,000
   Equity securities (Note 3)....................  10,885,000      4,427,000
   Other investments.............................  37,350,000     32,683,000
                                                  -----------    -----------
      Total investments.......................... 248,591,000    249,008,000
  Deferred insurance acquisition costs...........  11,234,000     11,221,000
  Due and unpaid premiums........................   6,912,000      5,122,000
  Due from reinsurers............................  64,068,000     50,877,000
  Due from brokers...............................   8,605,000          -
  Notes and other receivables....................   4,440,000      4,205,000
  Other assets...................................   6,676,000      5,607,000
                                                  -----------    -----------
      TOTAL ASSETS...............................$356,765,000   $336,401,000
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Future policy benefits.........................$131,640,000   $115,594,000
  Unearned premiums..............................  12,780,000     11,654,000
  Funds on deposit...............................  66,466,000     68,915,000
  Insurance policy claims........................   3,794,000      3,914,000
  Other policyholders' funds.....................   2,230,000      2,201,000
  Financial instruments sold, but not yet
   purchased (Note 3)............................      43,000        539,000
  Due to brokers.................................  18,088,000     19,740,000
  Due to reinsurers..............................   9,564,000      6,764,000
  Accounts payable, accruals and other
   liabilities...................................  17,285,000     18,653,000
  Liability for business transferred.............   7,905,000      7,905,000
  Income taxes...................................   3,763,000      3,666,000
                                                  -----------    -----------
      TOTAL LIABILITIES.......................... 273,558,000    259,545,000
                                                  -----------    -----------
STOCKHOLDERS' EQUITY:
Preferred Stock (none issued)....................       -              -
Common stock, 7,431,769 shares issued and
 outstanding, net of 2,188,950 shares in
 treasury........................................   7,432,000      7,432,000
Paid-in capital..................................  76,068,000     76,068,000
Unrealized losses on investments, net (Note 6)...    (566,000)    (1,466,000)
Retained earnings (accumulated deficit)..........     273,000     (5,178,000)
                                                  -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY.................  83,207,000     76,856,000
                                                  -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$356,765,000   $336,401,000
                                                  ===========    ===========
         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                             1997         1996           1997         1996
-------------------------------------------------------------------------------
REVENUES:
 Insurance premiums.....$ 20,073,000 $ 17,095,000   $ 38,822,000 $ 33,548,000
 Net investment income..   5,535,000    5,012,000      9,717,000    8,705,000
 Net realized and
  unrealized losses.....    (294,000)    (828,000)      (151,000)    (661,000)
 Equity income (loss)...       2,000      (21,000)        79,000       76,000
 Other income...........    (389,000)     629,000        864,000    2,064,000
                          ----------   ----------     ----------   ----------
                          24,927,000   21,887,000     49,331,000   43,732,000
                          ----------   ----------     ----------   ----------
EXPENSES:
 Insurance benefits,
  claims and reserves...  12,998,000   12,550,000     27,062,000   24,626,000
 Amortization of
  deferred insurance
  acquisition costs.....     743,000    1,150,000      1,454,000    2,222,000
 Interest expense.......       -          230,000          -          465,000
 Selling, general and
  administrative
  expenses..............   7,841,000    6,835,000     14,908,000   13,919,000
                          ----------   ----------     ----------   ----------
                          21,582,000   20,765,000     43,424,000   41,232,000
                          ----------   ----------     ----------   ----------
Operating income
 before income taxes....   3,345,000    1,122,000      5,907,000    2,500,000
Income tax expense
 (benefit)..............     154,000     (347,000)       456,000     (332,000)
                          ----------   ----------     ----------   ----------
Income from continuing
 operations, net........   3,191,000    1,469,000      5,451,000    2,832,000

Income from discontinued
 operations, net........       -          596,000          -        1,027,000
                          ----------   ----------     ----------   ----------
Net income.............. $ 3,191,000  $ 2,065,000    $ 5,451,000  $ 3,859,000
                          ==========   ==========     ==========   ==========

INCOME PER COMMON SHARE:
Income from continuing
 operations............. $       .43  $       .20    $       .73  $       .38
Income from discontinued
 operations, net........       -              .08          -              .14
                          ----------   ----------     ----------   ----------
Net income.............. $       .43  $       .28    $       .73  $       .52
                          ==========   ==========     ==========   ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING.....   7,493,000    7,499,000      7,483,000    7,483,000
                          ==========   ==========     ==========   ==========
         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30,                             1997          1996
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.......................................$  5,451,000  $  3,859,000
 Adjustment to reconcile net income to net cash
  provided by operating activities:
 Amortization of deferred insurance acquisition
  costs...........................................   1,454,000     2,222,000
 Realized losses on sales of
  investment securities...........................      59,000       133,000
 Unrealized losses on trading securities..........      92,000       528,000
 Equity income....................................     (79,000)      (76,000)
 Depreciation.....................................     198,000       144,000
 Deferred taxes...................................     248,000      (135,000)
 Income from discontinued operations, net.........       -        (1,027,000)
 Other............................................  (3,599,000)   (1,800,000)
Change in assets and liabilities:
 Net purchases of trading securities..............  (1,947,000)     (390,000)
 Increase in future insurance policy benefits,
  claims and other policy liabilities.............  15,579,000    31,261,000
 Additions to deferred insurance acquisition
  costs...........................................  (1,467,000)   (3,940,000)
 Change in net amounts due from and to reinsurers. (10,391,000)    5,853,000
 Change in income tax liability...................    (249,000)      (62,000)
 Other............................................  (3,515,000)   (1,139,000)
                                                   -----------   -----------
        Net cash provided by operating activities.   1,834,000    35,431,000
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to brokers..... (10,256,000)   (6,989,000)
 Sales and maturities of short-term investments...  22,226,000    13,309,000
 Purchases of short-term investments.............. (25,250,000)  (15,276,000)
 Net purchases of resale agreements...............  19,519,000   (14,641,000)
 Sales and maturities of fixed maturities.........  57,584,000    93,844,000
 Purchases of fixed maturities.................... (62,213,000) (119,278,000)
 Sales of equity securities.......................  15,348,000    11,962,000
 Purchases of equity securities................... (19,874,000)  (13,327,000)
 Proceeds on sale of other investments............   2,559,000     3,200,000
 Other investments, net...........................  (3,462,000)   (6,529,000)
 Discontinued operations, net.....................       -            68,000
 Other............................................    (818,000)     (514,000)
                                                   -----------   -----------
        Net cash used by investing activities.....  (4,637,000)  (54,171,000)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock and warrants..........       -            (5,000)
 Payments of investment-type insurance contracts..    (947,000)     (866,000)
 Payment of long-term debt........................       -        (2,000,000)
 Dividends paid...................................    (372,000)     (297,000)
                                                   -----------   -----------
        Net cash used by financing activities.....  (1,319,000)   (3,168,000)
                                                   -----------   -----------
Decrease in cash and cash equivalents.............  (4,122,000)  (21,908,000)
Cash and cash equivalents, beginning of year......  10,361,000    26,860,000
                                                   -----------   -----------
Cash and cash equivalents, end of period..........$  6,239,000  $  4,952,000
                                                   ===========   ===========
         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)
-------------------------------------------------------------------------
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

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

      (B)  PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts in prior year's consolidated financial statements and notes thereto have been restated to conform to the 1997 presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 3. INVESTMENT SECURITIES

      The cost (amortized cost with respect to certain fixed maturities) and fair value of IHC's investment securities as of June 30, 1997 and December 31, 1996 are as follows:

                                               JUNE 30, 1997
                           -----------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED    FAIR
                             COST          GAINS         (LOSSES)    VALUE
                           -----------------------------------------------
                                       (DOLLARS IN THOUSANDS)
FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities......$ 23,170     $    174     $   (727)     $ 22,617
  U.S. Government and
   agencies obligations.....  35,582          126         (812)       34,896
  Government National
   Mortgage Association..... 110,167          312         (312)      110,167
  Obligations of states and
   political subdivisions...   2,353           44          (97)        2,300
                             -------      -------      -------       -------
Total fixed maturities      $171,272     $    656     $ (1,948)     $169,980
                             =======      =======      =======       =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES (CONTINUED)

                                               JUNE 30, 1997
                           -------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED    FAIR
                             COST          GAINS         (LOSSES)    VALUE
                           -------------------------------------------------
                                       (DOLLARS IN THOUSANDS)
EQUITY SECURITIES
-----------------
 AVAILABLE-FOR-SALE:
  Common stock..............$  6,653     $    229     $    (74)     $  6,808
  Options...................      79           30         -              109
  Preferred stock...........   2,059          147         -            2,206
                             -------      -------      -------       -------
                               8,791          406          (74)        9,123
 TRADING:                    -------      -------      -------       -------
  Common stock..............   1,762          115         (115)        1,762
                             -------      -------      -------       -------
Total equity securities     $ 10,553     $    521     $   (189)     $ 10,885
                             =======      =======      =======       =======
FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
---------------------------
TRADING:
  Options...................$    (82)    $     39     $   -         $    (43)
                             -------      -------      -------       -------
Total financial instrument
 sold, but not yet
 purchased..................$    (82)    $     39     $   -         $    (43)
                             =======      =======      =======       =======


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

                                           DECEMBER 31, 1996
                           ------------------------------------------------
                                           GROSS          GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED    FAIR
                             COST          GAINS         (LOSSES)    VALUE
                           ------------------------------------------------
                                       (DOLLARS IN THOUSANDS)
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
                            =======      =======      =======       =======

      The amortized cost and fair value of fixed maturities at June 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              JUNE 30, 1997
                                        ---------------------
                                        AMORTIZED        FAIR
                                          COST          VALUE
                                        ---------     -------
                                        (DOLLARS IN THOUSANDS)

      Due in one year or less.........$  -           $  -
      Due after one year through
       five years.....................   4,772          4,828
      Due after five years through
       ten years......................  37,576         36,838
      Due after ten years.............  18,757         18,147
                                       -------        -------
                                        61,105         59,813

      GNMA - 15 year..................  47,805         47,666
      GNMA - 30 year..................  62,362         62,501
                                       -------        -------
      Totals..........................$171,272       $169,980
                                       =======        =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------
NOTE 4.  OTHER INVESTMENTS

      At June 30, 1997, the Company had an investment of $17,373,000 in a limited partnership which invests in relatively "market neutral" strategies, such as risk arbitrage, convertible arbitrage
and distressed situations.   The condensed statement of operations
for the limited partnership is as follows:

                          THREE MONTHS ENDED      SIX MONTHS ENDED
                               JUNE 30,               JUNE 30,
                            1997       1996       1997       1996
                          ------------------      ----------------
                                   (DOLLARS IN THOUSANDS)

      Revenues............$ 4,522  $ 2,253       $ 6,242  $ 3,631
      Net income..........$ 3,369  $ 1,733       $ 4,560  $ 3,104


      IHC's share of net
       income.............$ 1,574  $   703       $ 2,031  $ 1,210

NOTE 5.  INCOME PER SHARE

      The computations of income per share were based upon the weighted average number of common and dilutive common equivalent shares outstanding of approximately 7,493,000 and 7,499,000 for the three months ended June 30, 1997 and 1996, respectively, and 7,483,000 for both the six months ended June 30, 1997 and 1996. Dilutive common equivalent shares include 61,000 and 67,000 for the second quarters ended June 30, 1997 and 1996, respectively, and 51,000 for both the six months ended June 30, 1997 and 1996, from the assumed exercise of options using the treasury stock method. Fully diluted earnings per share is not shown as the assumed exercise of all other stock options and warrants is anti-dilutive.

NOTE 6.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation and discontinued operations.

      The income tax expense for the six months ended June 30, 1997 allocated to stockholders' equity for unrealized losses on investment securities was $99,000 representing the change in deferred tax asset of $393,000 at June 30, 1997 from $492,000 at December 31, 1996.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
NOTE 7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                               JUNE 30,
                                          1997          1996
                                        ----------------------
                                        (DOLLARS IN THOUSANDS)

      Cash payments for:
           Interest.....................$   -         $    413
           Income taxes.................$   458       $    539

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which changes the calculation of both primary and fully diluted earnings per share. The requirements of SFAS No. 128 are effective for financial statements for periods ending after December 15, 1997, and require the restatement of all prior periods earnings per share calculations. Earlier application is not permitted. Under SFAS No. 128 the calculation of earnings per share for IHC for the quarters and six months ended June 30, 1997 and 1996 will approximately equal primary earnings per share, and earnings per share-assuming dilution will also approximately equal primary earnings per share.

      In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" and FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements for both SFAS No. 130 and No. 131 are effective for financial statements for periods ending after December 15, 1997. The Company is currently evaluating the impact of SFAS No. 130 on the financial statements.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------

      Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining assets, principally parent company liquidity (cash, cash equivalents, resale agreements, partnership investments and marketable securities), the Company's small real estate portfolio and certain other investments of the Company, are included in Corporate.

                         RESULTS OF OPERATIONS
                         ---------------------
THREE MONTHS ENDED JUNE  30, 1997 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1996
-----------------------------------------------------------------
     The Company's operating income from continuing operations increased $2.2 million, or 198%, to $3.3 million for the period ended June 30, 1997 from $1.1 million for the same period in 1996. The Company had net realized and unrealized losses of $.3 million in 1997 and $.8 million in 1996. Included in the 1997 second quarter was a non-recurring gain of $1.0 million resulting from the sale of real estate carried by the Company at nominal value. Excluding net realized and unrealized losses and the non-recurring gain, the Company had operating income from continuing operations of $2.6 million in 1997 as compared to $1.9 million in 1996.
Income from continuing operations, net was $3.2 million or $.43 per share for the quarter ended June 30, 1997 as compared to $1.5 million or $.20 per share for the quarter ended June 30, 1996. Income tax expense increased to $.2 million in 1997 from a tax benefit of $.3 million in 1996.

Insurance Group
---------------
      The Insurance Group's operating income increased $.3 million, or 19%, to $2.2 million in 1997 from $1.9 million in 1996. Operating income includes net realized and unrealized losses of $.3 million in 1997 compared to $.8 million in 1996. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Operating income excluding net realized and unrealized losses was $2.5 million in 1997 compared to $2.7 million in 1996.

      Premium revenues increased $3.0 million or 17% to $20.1 million in 1997 from $17.1 million in 1996; premium revenues at Madison Life increased $.4 million while Standard Life had a $2.6 million increase in premiums. The increase at Madison Life is comprised of: a $.2 million increase in the credit lines of business primarily due to the addition of new accounts; a $.1 million increase in long-term disability premiums; and a $.3 million increase in other life and health lines of business; offset by a $.2 million decrease in the ordinary life and individual accident and health lines of business. The change at Standard Life is comprised of: $.1 million in additional stop-loss premiums; a $2.1 million increase in its DBL line due to acquisitions and continued growth in this line of business; a $.2 million increase in HMO reinsurance premiums; and a $.2 million increase in the closed blocks of life, annuity and individual and group accident and health lines of business.

      Total net investment income increased $.2 million primarily due to an increase in assets at Madison Life related to the acquisition of blocks of business and the increased return on assets, partially offset by additional invstment income recorded in the second quarter in 1996 relating to an acquisition of a block of business effective as of January 1, 1996. The annualized return on investments of the Insurance Group in the second quarter of 1997 was 8.1% compared to 7.6% in the second quarter of 1996.

      Other income decreased $2.1 million from 1996 to 1997 resulting from a coinsurance reserve adjustment due to the surrender by a large group of policyholders in a coinsurance treaty at Standard Life. This decrease was offset by the credit to reserves relating to the closed blocks of life, annuity and individual and group accident and health lines of business discussed below.

      Insurance benefits, claims and reserves increased $.4 million, or 4%, reflecting a decrease of $.1 million at Madison Life and an increase of $.5 million at Standard Life. Madison Life's decrease resulted from the following: a $.7 million decrease in ordinary life and individual accident and health claims and reserves; a $.1 million decrease in group term life reserves; offset by a $.3 million increase in interest credited to universal life and annuity products primarily as a result of the acquisition of the pre-need block of business and the interest sensitive whole life block of business; a $.1 million increase in claims and reserves in other life and health lines of business; and a $.3 million increase in the credit line of business due to new accounts. The change at Standard Life is comprised of; a $1.0 million increase in stop-loss reserves, a $.1 million increase in HMO reinsurance reserves and a $1.7 million increase in additional DBL claims and reserves due to increased volume. The foregoing increases were offset by a $2.3 million decrease in claims and reserves of the closed blocks of life, annuity and individual and group accident and health lines of business due to the surrender by the large group of policyholders as previously mentioned.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.9 million. Madison Life's expenses increased $.5 million and Standard Life's expenses increased $.4 million primarily due to increases in commissions, premium taxes and other general expenses related to the increase in premium volume at both insurance companies.

Corporate
---------
      Operating income for the quarter ended June 30, 1997 increased by $1.9 million from 1996. Investment income increased $.3 million from 1996 due to higher returns from certain hedged equity investments and an increase in corporate liquidity in 1997. Other income increased by $1.0 million due to a gain on the sale of the Company's remaining real estate in Florida. Interest expense decreased $.2 million due to the repayment of all long term debt during 1996. Selling, general and administrative expenses decreased $.4 million due to a reduction in expenses related to the Florida real estate, salaries and legal fees.


SIX MONTHS ENDED JUNE  30, 1997 COMPARED TO SIX MONTHS ENDED JUNE
30, 1996
-----------------------------------------------------------------
      The Company's operating income from continuing operations increased $3.4 million, or 136%, to $5.9 million for the period ended June 30, 1997 from $2.5 million for the same period in 1996. The Company had net realized and unrealized losses of $.2 million in 1997 and $.7 million in 1996. Included in the six month period ended June 30, 1997 is a non-recurring gain of $1.0 million resulting from the sale of real estate carried by the Company at nominal value. Excluding net realized and unrealized losses and the non-recurring gain, the Company had operating income from continuing operations of $5.1 million in 1997 as compared to $3.2 million in 1996. Income from continuing operations, net was $5.5 million or $.73 per share for the six months ended June 30, 1997 as compared to $2.8 million or $.38 per share for the six months ended June 30, 1996. Income tax expense increased to $.5 million in 1997 from a tax benefit of $.3 million in 1996.

Insurance Group
---------------
      The Insurance Group's operating income increased 27% to $5.1 million in 1997 from $4.1 million in 1996. Operating income includes net realized and unrealized losses of $.2 million in 1997 compared to $.7 million in 1996. Operating income excluding net realized and unrealized losses was $5.3 million in 1997 compared to $4.8 million in 1996.

      Premium revenues increased $5.3 million or 16% to $38.8 million in 1997 from $33.5 million in 1996; premium revenues at Madison Life increased $1.2 million while Standard Life showed a $4.1 million increase in premiums. The increase at Madison Life is comprised of: a $.6 million increase in the credit lines of business primarily due to the addition of new accounts; a $.3 million increase in long-term disability premiums; a $.1 million increase in the ordinary life and individual accident and health lines of business; and a $.2 million increase in other life and health lines of business. The change at Standard Life is comprised of: $.4 million in additional stop-loss premiums; a $3.1 million increase in its DBL line due to acquisitions and the continued growth in this line of business; a $.3 million increase in the point of service business, and a $.3 million increase in the closed blocks of life, annuity and individual and group accident and health lines of business.

      Total net investment income increased $.8 million primarily due to an increase in assets at Madison Life related to the acquisition of blocks of business and the increased return on assets. The annualized return on investments of the Insurance Group for the six month period ended June 30, 1997 was 7.4% compared to 7.3% for the same period of 1996.

      Other income decreased $2.2 million from 1996 to 1997 resulting from: a decrease of $.1 million in stop-loss recoveries at Madison Life and a decrease of $2.1 million at Standard Life due to the surrender by a large group of policyholders in a coinsurance treaty. This decrease was offset by the credit to reserves relating to the closed blocks of life, annuity and individual and group accident and health lines of business discussed below.

      Insurance benefits, claims and reserves increased $2.5 million, or 9%, reflecting an increase of $1.1 million at Madison Life and $1.4 million at Standard Life. Madison Life's increase resulted from the following: a $.2 million increase in long-term disability claims; a $.4 million increase in claims and reserves in other life and health lines of business; $.1 million increase in group term life claims; a $.7 million increase in interest credited to universal life and annuity products primarily as a result of the acquisition of the pre-need block of business and the interest sensitive whole life block of business; and a $.4 million increase in the credit line of business due to new accounts, offset by a $.7 million decrease in ordinary life and individual accident and health claims and reserves. The change at Standard Life is comprised of; a $1.5 million increase in stop-loss reserves and $2.4 million in additional DBL claims and reserves due to increased volume. The foregoing increases were offset by a $2.5 million decrease in claims and reserves of the closed blocks of life, annuity and individual and group accident and health lines of business due to the surrender by the large group of policyholders.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.9 million. Madison Life's expenses increased $.5 million and Standard Life's expenses increased $.4 million primarily due to increases in commissions, premium taxes and other general expenses related to the increase in premium volume at both insurance companies.

Corporate
---------
      Operating income for the six months ended June 30, 1997 increased by $2.4 million from 1996. Investment income increased $.3 million from 1996 due to higher corporate liquidity in 1997. Other income increased by $1.0 million due to the sale of the Company's remaining real estate in Florida. Interest expense decreased $.4 million due to the repayment of all long term debt during 1996. Selling, general and administrative expenses decreased $.7 million due to a reduction in expenses related to the Florida real estate, salaries and legal fees.

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

      The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Company's investment assets, approximately 84% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at June 30, 1997. Also at such date, approximately 97.5% of the Company's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 1997, approximately 2.5% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the Company's total investments were in mortgage loans. The Company currently has no non-performing fixed maturities.

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

      During the second quarter of 1997, the Company sold its remaining real estate in Florida for a gain of $1.0 million, and continues to pursue the sale of its remaining portfolio of real estate. The sale of the remaining real estate would also have a non-recurring positive impact on the Company's earnings; the effect thereof on stockholders' equity would not be material.

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $16.6 million at June 30, 1997. At the present time, the Company is not in need of any additional long-term financing.

      In the second quarter of 1997, the Board of Directors of IHC approved the continuation of its share repurchase program and authorized the acquisition in the open market of up to 750,000 shares of IHC's common stock (approximately 10% of the outstanding). The timing and price of any purchases will be at the sole discretion of IHC's management, and the program may be discontinued or suspended at any time (since the initiation of IHC's repurchase program in 1991, approximately 1,700,000 net shares have been acquired at a cost of $8.3 million).

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

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried as amortized cost), as trading securities (carried at fair value) or as available-for-sale (carried at fair value); the Company has chosen to carry all of its debt securities as available-for-sale.
Primarily as a result of the decrease in interest rates, the Company experienced a change in unrealized loss of $.9 million, net of deferred tax benefits, in total stockholders' equity, reflecting unrealized losses of $.6 million at June 30, 1997 versus unrealized losses of $1.5 million at December 31, 1996.

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

      In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which changes the calculation of both primary and fully diluted earnings per share. The requirements of SFAS No. 128 are effective for financial statements for periods ending after December 15, 1997, and require the restatement of all prior periods earnings per share calculations. Earlier application is not permitted. Under SFAS No. 128, the calculation of earnings per share for IHC for the quarters and six months ended June 30, 1997 and 1996 will approximately equal primary earnings per share, and earnings per share-assuming dilution will approximately equal earnings per share.

      In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" and FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements for both SFAS No. 130 and No. 131 are effective for financial statements for periods ending after December 15, 1997. The Company is currently evaluating the impact of SFAS No. 130 on the financial statements.

PART II.  OTHER INFORMATION
---------------------------
Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
            At its Annual Meeting of Stockholders held on June 16, 1997, the following eight nominees were re-elected for one-year terms on the Board of Directors:

            Harold E. Johnson, Allan C. Kirkman, Steven B. Lapin,
            Donald T. Netter, Edward Netter, Edward J. Scheider, Roy T.K. Thung and F. Peter Zoch, III

            The vote on the election of the above nominees was:

            For         At least 5,863,129 shares
            Withheld    No more than 10,181 shares

            There were no broker nonvotes.

            In addition, at such meeting, the appointment of KPMG
Peat Marwick LLP as independent auditors for 1997 was ratified by a vote of 5,863,660 shares for, 2,767 shares against, and 6,883 shares abstaining. There were no broker nonvotes.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
      a)    1)    Exhibit 11.  Statement re:  computation of per
                  share earnings.

            2)    Exhibit 27.  Financial Data Schedule.

      b)    No report on Form 8-K was filed during the quarter ended
            June 30, 1997.

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


                                 INDEPENDENCE HOLDING COMPANY
                                 ----------------------------
                                       (THE REGISTRANT)



Dated: August 13, 1997             By: /s/Roy T.K. Thung
                                       -------------------------
                                       Roy T. K. Thung
                                       Executive Vice President,
                                       Chief Financial Officer
                                       and Treasurer





Dated: August 13, 1997             By: /s/Teresa A. Herbert
                                       -------------------------
                                       Teresa A. Herbert
                                       Vice President and
                                       Controller