Form 10-Q
period 1997-09-30
INDEPENDENCE HOLDING CO
filed 1997-11-12
CIK 701869

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended:  SEPTEMBER 30, 1997
                                         ------------------
                  Commission File Number: 0-10306
                                          -------

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

    Registrant's telephone number, including area code: (203)358-8000

                           NOT APPLICABLE
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2)has been subject to such filing requirements for the past 90 days. Yes X. No .

            7,431,769 SHARES OF COMMON STOCK, $1.00 PAR VALUE
----------------------------------------------------------------------
            Common stock outstanding as of November 6, 1997

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                      INDEX



PART I - FINANCIAL INFORMATION                      PAGE NO.
------------------------------                      --------
 Consolidated Balance Sheets -
  September 30, 1997 (unaudited)
  and December 31, 1996...........................       2

 Consolidated Statements of Operations -
  Three Months and Nine Months Ended
  September 30, 1997 and 1996 (unaudited).........       3

 Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 1997
  and 1996 (unaudited)............................       4

 Notes to Consolidated Financial Statements
 (unaudited)......................................  5 - 10

 Management's Discussion and Analysis of Results
  of Operations and Financial Condition........... 11 - 17

PART II - OTHER INFORMATION
---------------------------
 Item 6 - Exhibits and Reports on Form 8-K........      18

 Signatures.......................................      19

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS          SEPTEMBER 30,   DECEMBER 31,
        (UNAUDITED)                      1997            1996
-----------------------------------------------------------------
ASSETS:
 Cash and cash equivalents..........$  1,325,000   $ 10,361,000
  Short-term investments............   7,414,000   $ 10,316,000
  Securities purchased under
   agreements to resell.............  18,140,000     36,542,000
  Fixed maturities (Note 3)......... 183,504,000    165,040,000
  Equity securities (Note 3)........  14,391,000      4,427,000
  Other investments.................  44,755,000     32,683,000
                                     -----------    -----------
      Total investments............. 268,204,000    249,008,000
 Deferred insurance acquisition
  costs.............................  10,959,000     11,221,000
 Due and unpaid premiums............   7,734,000      5,122,000
 Due from reinsurers................  86,944,000     50,877,000
 Due from brokers...................     371,000      -
 Notes and other receivables........   4,152,000      4,205,000
 Other assets.......................   7,260,000      5,607,000
                                     -----------    -----------
       TOTAL ASSETS.................$386,949,000   $336,401,000
                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future policy benefits.............$146,516,000   $115,594,000
 Unearned premiums..................  23,735,000     11,654,000
 Funds on deposit...................  65,535,000     68,915,000
 Insurance policy claims............   4,717,000      3,914,000
 Other policyholders' funds.........   2,268,000      2,201,000
 Financial instruments sold, but
  not yet purchased (Note 3)........     109,000        539,000
 Due to brokers.....................  14,486,000     19,740,000
 Due to reinsurers..................   9,057,000      6,764,000
 Accounts payable, accruals and
  other liabilities.................  19,003,000     18,653,000
 Liability for business transferred.   7,905,000      7,905,000
 Income taxes.......................   5,440,000      3,666,000
                                     -----------    -----------
     TOTAL LIABILITIES.............. 298,771,000    259,545,000
                                     -----------    -----------
STOCKHOLDERS' EQUITY:
 Preferred stock (none issued)......       -              -
 Common stock, 7,431,769 shares
  issued and outstanding, net of
  2,188,950 shares in treasury......   7,432,000      7,432,000
 Paid-in capital....................  76,068,000     76,068,000
 Unrealized gains (losses) on
  investments, net of taxes(Note 6).   1,580,000     (1,466,000)
 Retained earnings (accumulated
  deficit)..........................   3,098,000     (5,178,000)
                                     -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY.....  88,178,000     76,856,000
                                     -----------    -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY..........$386,949,000   $336,401,000
                                     ===========    ===========

        See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                THREE MONTHS               NINE MONTHS
                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                             1997          1996        1997          1996
--------------------------------------------------------------------------
REVENUES:
 Insurance premiums....$ 21,735,000 $ 17,084,000 $ 60,557,000 $ 50,632,000
 Net investment income.   6,046,000    3,394,000   15,763,000   12,099,000
 Net realized and
  unrealized gains
  (losses).............      52,000      208,000      (99,000)    (453,000)
 Equity income (loss)..      72,000      (36,000)     151,000       40,000
 Other income..........   1,301,000    1,050,000    2,165,000    3,114,000
                         ----------   ----------   ----------   ----------
                         29,206,000   21,700,000   78,537,000   65,432,000
                         ----------   ----------   ----------   ----------
EXPENSES:
 Insurance benefits,
  claims and reserves..  16,269,000   12,024,000   43,231,000   36,650,000
 Amortization of
  deferred insurance
  acquisition costs....     741,000      713,000    2,195,000    2,935,000
 Interest expense......       -          192,000        -          657,000
 Selling, general and
  administrative
  expenses.............   8,691,000    7,052,000   23,699,000   20,971,000
                         ----------   ----------   ----------   ----------
                         25,701,000   19,981,000   69,125,000   61,213,000
                         ----------   ----------   ----------   ----------
 Operating income
  before income taxes..   3,505,000    1,719,000    9,412,000    4,219,000
 Income tax expense
  (benefit)............     680,000     (237,000)   1,136,000     (569,000)
                         ----------   ----------   ----------   ----------
 Income from continuing
  operations...........   2,825,000    1,956,000    8,276,000    4,788,000
 Income from discon-
  tinued operations,net       -          531,000        -        1,558,000
                         ----------   ----------   ----------   ----------
 Net income............$  2,825,000 $  2,487,000 $  8,276,000 $  6,346,000
                         ==========   ==========   ==========   ==========
INCOME PER COMMON SHARE:
Income from continuing
 operations............$        .37 $        .26 $       1.10 $        .64
Income from discon-
 tinued operations,net.       -              .07        -              .21
                         ----------   ----------   ----------   ----------
Net income.............$        .37 $        .33 $       1.10 $        .85
                         ==========   ==========   ==========   ==========
WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING....   7,602,000    7,500,000    7,549,000    7,489,000
                         ==========   ==========   ==========   ==========

         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,                   1997           1996
---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................$  8,276,000   $  6,346,000
 Adjustment to reconcile net income to net
  cash provided by operating activities:
  Amortization of deferred insurance
   acquisition costs.......................  2,195,000      2,935,000
  Realized losses on investments...........     70,000        461,000
  Unrealized losses on trading securities..     30,000         (8,000)
  Equity income............................   (151,000)       (40,000)
  Depreciation.............................    308,000        225,000
  Deferred taxes...........................    437,000       (126,000)
  Income from discontinued operations, net.      -         (1,558,000)
  Other.................................... (5,312,000)    (2,192,000)
 Change in assets and liabilities:
  Net purchases of trading securities...... (2,031,000)      (261,000)
  Increase in insurance liabilities........ 42,311,000     34,347,000
  Additions to deferred insurance
   acquisition costs....................... (1,932,000)    (4,831,000)
  Change in net amounts due from and to
   reinsurers..............................(33,774,000)     2,372,000
  Change in income tax liability...........     32,000       (315,000)
  Other.................................... (3,467,000)      (237,000)
                                           -----------    -----------
      Net cash provided by operating
       activities.........................   6,992,000     37,118,000
                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to
  brokers.................................  (5,625,000)   (11,225,000)
 Sales and maturities of short-term
  investments.............................  35,166,000     22,245,000
 Purchases of short-term investments...... (32,254,000)   (24,195,000)
 Net purchases (sales) of resale
  agreements..............................  18,402,000     (7,527,000)
 Sales and maturities of fixed maturities. 121,589,000    120,069,000
 Purchases of fixed maturities............(137,010,000)  (150,490,000)
 Sales of equity securities...............  20,190,000     17,112,000
 Purchases of equity securities........... (27,159,000)   (15,632,000)
 Proceeds on sale of other investments....   3,081,000      3,200,000
 Other investments, net...................  (9,541,000)   (10,167,000)
 Other....................................    (677,000)     4,548,000
                                           -----------    -----------
      Net cash used by investing
       activities......................... (13,838,000)   (52,062,000)
                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock and warrants..       -             (5,000)
 Payments of investment-type insurance
  contracts...............................  (1,818,000)    (1,818,000)
 Payments of long-term debt...............       -         (2,055,000)
 Dividends paid...........................    (372,000)      (297,000)
                                           -----------    -----------
       Net cash used by financing
        activities........................  (2,190,000)    (4,175,000)
                                           -----------    -----------

 Decrease in cash and cash equivalents....  (9,036,000)   (19,119,000)
 Cash and cash equivalents, beginning
  of year.................................  10,361,000     26,860,000
                                           -----------    -----------
 Cash and cash equivalents, end of period.$  1,325,000   $  7,741,000
                                           ===========    ===========

        See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (A)  BUSINESS AND ORGANIZATION

      Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company".
     Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively "Geneve") hold approximately 55% of IHC's outstanding common stock.

     (B)  PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts in prior year's consolidated financial statements and notes thereto have been restated to conform to the 1997 presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and
expenses  during  the  reporting period.   Actual  results  could
differ from those estimates.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________
NOTE 2.  DISCONTINUED OPERATIONS

      On December 31, 1996, IHC consummated the distribution of the common stock of Zimmerman Sign Company, "Zimmerman", on a pro rata basis to holders of record of IHC's common stock as of December 20, 1996. In connection with the distribution of Zimmerman, a subsidiary of the Company has guaranteed $10,000,000 of subordinated debt of Zimmerman. Accordingly, the credit to stockholders' equity of $7,905,000, or $1.06, per share that would have been recorded upon consummation of the distribution of Zimmerman has been deferred until such time as the subordinated debt is repaid or the guarantee is eliminated.
       Since Zimmerman historically comprised all of IHC's manufacturing segment, the Consolidated Financial Statements and notes thereto of IHC present Zimmerman as discontinued operations during 1996.

NOTE 3. INVESTMENT SECURITIES

      The cost (amortized cost with respect to certain fixed maturities) and fair value of IHC's investment securities as of September 30, 1997 and December 31, 1996 are as follows:

                                     SEPTEMBER 30, 1997
                         --------------------------------------
                                     GROSS      GROSS
                         AMORTIZED UNREALIZED UNREALIZED  FAIR
                           COST       GAINS    (LOSSES)   VALUE
                         --------------------------------------
                                  (DOLLARS IN THOUSANDS)

FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities...$ 32,603  $     381  $   (299) $ 32,685
  U.S. Government and
   agencies obligations..  33,021        461      (116)   33,366
  Government National
   Mortgage Association.. 113,955      1,203       (21)  115,137
  Obligations of states
   and political
   subdivisions..........   2,353         58       (95)    2,316
                          -------    -------   -------   -------
Total fixed maturities   $181,932   $  2,103  $   (531) $183,504
                          =======    =======   =======   =======
EQUITY SECURITIES
-----------------
 AVAILABLE-FOR-SALE:
  Common stock...........$  9,211   $    686  $    (57) $  9,840
  Options................      92        -         (13)       79
  Preferred stock........   2,059        205       -       2,264
                          -------    -------   -------   -------
                           11,362        891       (70)   12,183
                          -------    -------   -------   -------
TRADING:
  Common stock...........   2,146         86       (24)    2,208
                          -------    -------   -------   -------
Total equity securities..$ 13,508   $    977  $    (94) $ 14,391
                          =======    =======   =======   =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________
NOTE 3.  INVESTMENT SECURITIES (CONTINUED)

                                     SEPTEMBER 30, 1997
                         ---------------------------------------
                                      GROSS       GROSS
                         AMORTIZED  UNREALIZED  UNREALIZED FAIR
                           COST       GAINS      (LOSSES)  VALUE
                         ---------------------------------------
                                 (DOLLARS IN THOUSANDS)

FINANCIAL INSTRUMENTS SOLD,
 BUT NOT YET PURCHASED
---------------------------
 TRADING:
  Options................$   (148) $     43  $      (4) $   (109)
                          =======   =======   ========   =======

                                    DECEMBER 31, 1996
                         ---------------------------------------
                                      GROSS       GROSS
                         AMORTIZED  UNREALIZED  UNREALIZED FAIR
                           COST       GAINS      (LOSSES)  VALUE
                         ---------------------------------------
                                 (DOLLARS IN THOUSANDS)

FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities...$ 30,204  $    377  $  (1,311) $ 29,270
  U.S. Government and
   agencies obligations..  28,832       180       (747)   28,265
  Government National
  Mortgage Association... 106,701        69       (844)  105,926
  Obligations of states
   and political
   subdivisions..........   1,618        44        (83)    1,579
                          -------    ------   --------   -------
 Total fixed maturities  $167,355   $   670  $  (2,985) $165,040
                          =======    ======   ========   =======
EQUITY SECURITIES
-----------------
 AVAILABLE-FOR-SALE:
  Common stock...........$  2,211  $    283  $    (31)  $  2,463
  Preferred stock........   1,440       105     -          1,545
                          -------   -------   -------    -------
                            3,651       388       (31)  $  4,008
                          -------   -------   -------    -------
TRADING:
  Common stock...........     335        84     -            419
                          -------   -------   -------    -------
 Total equity securities $  3,986  $    472  $    (31)  $  4,427
                          =======   =======   =======    =======
FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
---------------------------
 TRADING:
  Common stock...........$   (585) $     46  $  -       $   (539)
                          =======   =======   =======    =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________
NOTE 3. INVESTMENT SECURITIES (CONTINUED)

      The amortized cost and fair value of fixed maturities at September 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      SEPTEMBER 30, 1997
                                     -------------------
                                     AMORTIZED     FAIR
                                       COST        VALUE
                                     ---------     -----
                                    (DOLLARS IN THOUSANDS)

     Due in one year or less.........$    -      $    -
     Due after one year through
      five years.....................   4,763       4,878
     Due after five years through
      ten years......................  35,583      35,908
     Due after ten years.............  27,631      27,581
                                      -------     -------
                                       67,977      68,367

     GNMA - 15 year..................  45,017      45,397
     GNMA - 30 year..................  68,938      69,740
                                      -------     -------
     Totals..........................$181,932    $183,504
                                      =======     =======
NOTE 4.  OTHER INVESTMENTS

      At September 30, 1997, the Company had an investment of $18,449,000 in a limited partnership which invests in relatively "market neutral" strategies, such as risk arbitrage, convertible arbitrage and distressed situations. The condensed statement of operations for the limited partnership is as follows:

                  THREE MONTHS ENDED     NINE MONTHS ENDED
                     SEPTEMBER 30,         SEPTEMBER 30,
                  1997          1996     1997         1996
                  ------------------     -----------------
                           (DOLLARS IN THOUSANDS)

Revenues..........$ 2,949    $ 1,119     $ 9,191   $ 4,889
Net income........$ 2,213    $   793       6,774   $ 3,896

IHC's share of
 net income.......$ 1,076    $   230     $ 3,107   $ 1,440

NOTE 5.  INCOME PER SHARE

      The computations of income per share were based upon the weighted average number of common and dilutive common equivalent shares outstanding of 7,602,000 and 7,500,000 for the three

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________
NOTE 5.  INCOME PER SHARE (CONTINUED)

months ended September 30, 1997 and 1996, respectively, and 7,549,000 and 7,489,000 for the nine months ended September 30, 1997 and 1996. Dilutive common equivalent shares include 170,000 and 68,000 for the three months ended September 30, 1997 and 1996, respectively, and 117,000 and 57,000 for the nine months ended September 30, 1997 and 1996 respectively, from the assumed exercise of options using the treasury stock method. Fully diluted earnings per share is not shown as the assumed exercise of all other stock options and warrants is anti-dilutive.

NOTE 6.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation and discontinued operations.

      The income tax expense for the nine months ended September 30, 1997 allocated to stockholders' equity for unrealized gains on investment securities was $1,306,000 representing the change in deferred tax expense of $814,000 at September 30, 1997 from a deferred tax benefit of $492,000 at December 31, 1996.

NOTE 7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                  1997              1996
                                  ----------------------
                                  (DOLLARS IN THOUSANDS)

     Cash payments for:
           Interest...............$   -          $   643
           Income taxes...........$   676        $   877

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, FASB issued SFAS 128, "Earnings per Share" which changes the calculation of both primary and fully diluted earnings per share. The requirements of SFAS No. 128 are effective for financial statements for periods ending after December 15, 1997, and require the restatement of all prior periods earnings per share calculations. Earlier application is not permitted. Under SFAS No. 128, the calculation of IHC'S earnings per share and earnings per share-assuming dilution for each of the three and nine months ended September 30, 1997 and 1996 will not be materially different than primary earnings per share.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________
NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

       In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," and FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements for both SFAS No. 130 and No. 131 are effective for financial statements for periods ending after December 15, 1997. The Company is currently evaluating the impact of SFAS No. 130 and No. 131 on the financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------
       Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company". All remaining assets, principally parent company liquidity (cash, cash equivalents, resale agreements, partnership investments and marketable securities), the Company's small real estate portfolio and certain other investments of the Company, are included in Corporate.

                      RESULTS OF OPERATIONS
                      ---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------------
      The Company's operating income from continuing operations increased $1.8 million, or 104%, to $3.5 million for the period ended September 30, 1997 from $1.7 million for the same period in 1996. The Company had net realized and unrealized gains of $.1 million in 1997 and $.2 million in 1996. Excluding net realized and unrealized gains, the Company had operating income from continuing operations of $3.4 million in 1997 as compared to $1.5 million in 1996. Income from continuing operations, net was $2.8 million, or $.37 per share, for the quarter ended September 30, 1997 compared to $2.0 million, or $.26 per share, for the quarter ended September 30, 1996. Income tax expense increased to $.7 million in 1997 from a tax benefit of $.2 million in 1996 (see Capital Resources).

Insurance Group
---------------
      The Insurance Group's operating income increased $1.1 million, or 44%, to $3.6 million in 1997 from $2.5 million in 1996. Operating income includes net realized and unrealized gains of $.1 million in 1997 compared to $.2 million in 1996. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Operating income excluding net realized and unrealized gains was $3.5 million in 1997 compared to $2.3 million in 1996.

      Premium revenues increased $4.6 million, or 27%, to $21.7 million in 1997 from $17.1 million in 1996; premium revenues at Madison Life increased $3.3 million while Standard Life had a $1.3 million increase in premiums. The increase at Madison Life is comprised of: a $2.9 million increase in the credit lines of business primarily due to the acquisition of a block of business in the third quarter of 1997, effective April 1, 1997; a $.2 million  increase  in long-term disability premiums;  and  a  $.3 million increase in other life and health lines of business, offset by a $.1 million decrease in the ordinary life and individual accident and health lines of business. The change at Standard Life is comprised of: a $1.3 million increase in its DBL line due to acquisitions and continued growth in this line of business; and a $.3 million increase in the closed blocks of life, annuity and individual and group accident and health lines of business, offset by a $.3 million decrease in stop-loss premiums, due to decreased retention of several managing general underwriters.

     Total net investment income increased $2.2 million primarily due to an increase in assets at Madison Life related to the acquisition of blocks of business, an increased return on assets and the retention of assets at Standard Life which were subject to a right of recapture in the third quarter of 1996, but which assets were subsequently not recaptured. The annualized return on investments of the Insurance Group in the third quarter of 1997 was 7.9% compared to 7.0% in the third quarter of 1996.

      Other income increased $.2 million and equity income from partnerships increased $.1 million from 1996 to 1997.

      Insurance benefits, claims and reserves increased $4.1 million, or 34%, reflecting an increase of $2.3 million at Madison Life and $1.8 million at Standard Life. Madison Life's increase resulted from: a $1.6 million increase in the credit line of business due to the acquisition of a block of business and  due  to  new  accounts; a $.2 million increase  in  interest credited to universal life and annuity products; and a $.5 million increase in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $.8 million increase in stop-loss reserves, a $.1 million increase in HMO reinsurance reserves; a $.8 million increase in additional DBL claims and reserves due to increased volume; and a $.1 million increase in point of service claims.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.8 million. Madison Life's expenses increased $1.6 million and Standard Life's expenses increased $.2 million primarily due to increases in commissions of $1.2 million, premium taxes of $.1 million and other general expenses of $.5 million related to the increase in premium volume at both insurance companies and the acquisition of new blocks of business at Madison Life.

Corporate
---------
      Operating income for the quarter ended September  30,  1997 increased  by $.7 million from 1996.  Investment income increased

$.4 million from 1996 due to higher returns from certain hedged equity investments and an increase in corporate liquidity in 1997. Interest expense decreased $.2 million due to the payment of all long term debt during 1996. Selling, general and administrative expenses decreased $.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------------
      The Company's operating income from continuing operations increased $5.2 million, or 123%, to $9.4 million for the period ended September 30, 1997 from $4.2 million for the same period in 1996. The Company had net realized and unrealized losses of $.1 million in 1997 and $.5 million in 1996. Included in the nine month period ended September 30, 1997 is a non-recurring gain of $1.0 million resulting from the sale of real estate carried by the Company at nominal value. Excluding net realized and unrealized losses and the non-recurring gain, the Company had operating income from continuing operations of $8.5 million in 1997 as compared to $4.7 million in 1996. Income from continuing operations, net was $8.3 million, or $1.10 per share, for the nine months ended September 30, 1997 compared to $4.8 million, or $.64 per share, for the nine months ended September 30, 1996. Income tax expense increased to $1.1 million in 1997 from a tax benefit of $.6 million in 1996 (see Capital Resources).

Insurance Group
---------------
     The Insurance Group's operating income increased 33% to $8.8 million in 1997 from $6.6 million in 1996. Operating income includes net realized and unrealized losses of $.1 million in 1997 compared to $.5 million in 1996. Operating income excluding net realized and unrealized losses was $8.9 million in 1997 compared to $7.1 million in 1996.

      Premium revenues increased $9.9 million, or 20%, to $60.5 million in 1997 from $50.6 million in 1996; premium revenues at Madison Life increased $4.5 million while Standard Life showed a $5.4 million increase in premiums. The increase at Madison Life is comprised of: a $3.6 million increase in the credit lines of business primarily due to the acquisition of a block of business in the third quarter of 1997, effective April 1, 1997; a $.4 million increase in long-term disability premiums; and a $.6 million increase in the dental line of business, offset by a net $.1 million decrease in other life and health lines of business. The increase at Standard Life is comprised of: a $4.4 million increase in its DBL line due to acquisitions and the continued growth in this line of business; a $.2 million increase in the point of service business; a $.4 million increase in the closed blocks of life, annuity and individual and group accident and health lines of business; and a $.4 million increase in other life and health lines of business.

     Total net investment income increased $3.0 million primarily due to an increase in assets at Madison Life related to the acquisition of blocks of business, an increased return on assets and the retention of assets at Standard Life which were subject to a right of recapture in the third quarter of 1996, but which assets were subsequently not recaptured. The annualized return on investments of the Insurance Group for the nine months period ended September 30, 1997 was 7.6% compared to 7.5% for the same period of 1996. Equity income from partnership investments increased $.1 million.

      Other income decreased $2.0 million from 1996 to 1997 resulting from the surrender by a large group of policyholders in a coinsurance treaty at Standard Life, offset by the credit to reserves relating to the closed blocks of life, annuity and individual and group accident and health lines of business discussed below.

      Insurance benefits, claims and reserves increased $6.5 million, or 18%, reflecting an increase of $3.4 million at Madison Life and $3.1 million at Standard Life. Madison Life's increase resulted from: a $.3 million increase in long-term disability claims; a $.6 million increase in claims and reserves in other life and health lines of business; a $.6 million increase in dental claims due to the increase in premium volume; a $.9 million increase in interest credited to universal life and annuity products; and a $2.0 million increase in the credit line of business due to the acquisition of the block of business in the third quarter of 1997 and the addition of new accounts throughout the current year, offset by a $1.0 million decrease in ordinary life and individual accident and health claims and reserves. The change at Standard Life is comprised of: a $2.1 million increase in stop-loss reserves; a $2.9 million increase in DBL claims and reserves due to increased volume; and a $.3 million net increase in claims and reserves in the HMO reinsurance line of business, offset by a $2.2 million decrease in claims and reserves of the closed blocks of life, annuity and individual and group accident and health lines of business due to the surrender by the large group of policyholders.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $2.7 million. Madison Life's expenses increased $2.2 million and Standard Life's expenses increased $.5 million primarily due to increases in commissions of $1.6 million, premium taxes of $.2 million and other general expenses of $.9 million related to the increase in premium volume at both insurance companies and the acquisition of new blocks of business at Madison Life.

Corporate
---------
      Operating income for the nine months ended September 30, 1997 increased by $3.0 million from 1996. Investment income increased $.6 million from 1996 due to higher corporate liquidity in 1997. Other income increased by $1.0 million due to the sale of the Company's remaining real estate in Florida. Interest expense decreased $.6 million due to the repayment of all long term debt during 1996. Selling, general and administrative expenses decreased $.8 million due to a reduction in expenses related to the Florida real estate, salaries and legal fees.

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

     The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Company's investment assets, approximately 81% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at September 30, 1997. Also at such date, approximately 97.7% of the Company's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 1997, approximately 2.3% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the
Company's total investments were in mortgage loans. Any remaining real estate is carried on the balance sheet at nominal value. The Company has no non-performing fixed maturities.

       The  Company  monitors  its  investment  portfolio  on   a
continuous basis and believes that the liquidity of the Insurance
Group will not be adversely affected by its current investments.

      The Company has net receivables from reinsurers of $77.9 million at September 30, 1997. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are current and are either due from highly rated companies authorized to do business in the state of domicile of the individual insurance companies, or are secured by either a letter of credit or custodial trust agreement. Accordingly, no allowance for doubtful accounts was necessary at September 30, 1997.

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

      During the second quarter of 1997, the Company sold its remaining real estate in Florida for a gain of $1.0 million, and continues to pursue the sale of its small real estate portfolio. The sale of the remaining real estate would also have a non-recurring positive impact on the Company's earnings; the effect thereof on stockholders' equity would not be material.

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $17.9 million at September 30, 1997. At the present time, the Company is not in need of any additional long-term financing.

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

Primarily as a result of the decrease in interest rates, the Company experienced a change in unrealized gains of $3.1 million, net of deferred tax expense, in total stockholders' equity, reflecting unrealized gains of $1.6 million at September 30, 1997 versus unrealized losses of $1.5 million at December 31, 1996.

      The Company has historically had relatively low federal income tax expense due to the utilization of tax loss carryforwards; it is anticipated that, all of the remaining tax benefits associated with the utilization of tax loss carryforwards will be recognized during the fourth quarter of 1997, except for remaining tax benefits associated with acquired tax loss carryforwards which are limited as to their utilization.

       Some of the statements included within Management's Discussion and Analysis may be considered to be forward looking statements which are subject to certain risks and uncertainties. Factors which could cause the actual results to differ materially from those suggested by such statements are described from time to time in the Company's Annual report on Form 10-K and other filings with the Securities and Exchange Commission.

New Accounting Pronouncements
-----------------------------
      In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In December 1996, FASB issued SFAS No. 127,
"Deferral  of  the Effective Date of Certain Provisions  of  FASB
Statement No. 125." The requirements of SFAS No. 125 have been deferred by SFAS No. 127 for those types of transactions that are entered into by the Company and would be effective after December 31, 1997, and are to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the Statement, but does not believe it will have a material impact on the Company.

      In February 1997, FASB issued SFAS No. 128, "Earnings per Share," which changes the calculation of both primary and fully diluted earnings per share. The requirements of SFAS No. 128 are effective for financial statements for periods ending after December 15, 1997, and require the restatement of all prior periods earnings per share calculations. Earlier application is not permitted. Under SFAS No. 128, the calculation of earnings per share and earnings per share-assuming dilution for IHC for each of the three and nine months ended September 30, 1997 and 1996 will not be materially different than primary earnings per share.

       In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," and FASB No. 131, "Disclosure about
Segments of an Enterprise and Related Information." The requirements for both SFAS No. 130 and No. 131 are effective for financial statements for periods ending after December 15, 1997. The Company is currently evaluating the impact of SFAS No. 130 and No. 131 on the financial statements.

PART II.  OTHER INFORMATION
---------------------------
Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
     a)   1)   Exhibit 11.  Statement re:  computation
               of per share earnings.

          2)   Exhibit 27.  Financial Data Schedule.

     b) No report on Form 8-K was filed during the quarter ended September 30, 1997.

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

                             INDEPENDENCE HOLDING COMPANY
                             ----------------------------
                                   (THE REGISTRANT)


Dated:  November 12, 1997      By:/s/Roy T.K. Thung
                                  -------------------------
                                  Roy T.K. Thung
                                  Executive Vice President,
                                  Chief Financial Officer
                                  and Treasurer


Dated:  November 12, 1997      By:/s/Teresa A. Herbert
                                  -------------------------
                                  Teresa A. Herbert
                                  Vice President and
                                  Controller