Form 10-K405
period 1997-12-31
INDEPENDENCE HOLDING CO
filed 1998-03-26
CIK 701869

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
           -------------------------------------------
                 COMMISSION FILE NUMBER 0-10306
                 ------------------------------
                  INDEPENDENCE HOLDING COMPANY
-----------------------------------------------------------------
   (Exact name of Registrant as specified in its charter)

       DELAWARE                         58-1407235
------------------------ ----------------------------------------
(State of Incorporation)   (I.R.S.Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT          06902
-----------------------------------------------------------------
(Address of Principal Executive Offices)          (Zip Code)
                      (203) 358-8000
                    ------------------
                    (Telephone Number)
Securities registered pursuant to Section 12(b) of the Act:
                           NONE
-----------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
               COMMON STOCK, $1.00 PAR VALUE
                  SHARE PURCHASE WARRANTS
-----------------------------------------------------------------
                     (Title of Class)
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        --    --
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
      7,430,669 shares of common stock were outstanding as of March 16, 1998.
      The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of March 16, 1998 was $46,604,749.

     The Exhibit Index is located on page 75 of this filing.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for June 22, 1998 are incorporated by reference into Part III of this filing.

                             PART I


ITEM 1.  BUSINESS
         --------
       Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

      Standard Life, which has an A (Excellent) rating from A.M. Best & Company, Inc. ("Best"), is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin and licensed to sell insurance products in 45 states, the District of Columbia and the Virgin Islands, has a B++ (Very Good) rating from Best. First Standard is domiciled in Delaware and licensed to write and reinsure property and casualty insurance in Delaware and New York.

      On December 31, 1996, IHC consummated the distribution of the common stock of its majority-owned sign manufacturing subsidiary, Zimmerman Sign Company ("Zimmerman"), on a pro rata basis to the holders of record of IHC common stock as of December 20, 1996. Since December 1995, the Consolidated Financial Statements of the Company have presented Zimmerman as discontinued operations (see Notes 2 and 10 of Notes to Consolidated Financial Statements).

       For information pertaining to the Company's business segments, reference is made to Note 18 of Notes to Consolidated
Financial Statements.

                 PRINCIPAL PRODUCTS AND SERVICES

Medical Stop-Loss
-----------------
      Standard Life markets, throughout the United States, stop-loss insurance for self-insured group medical plans. Stop-loss insurance allows self-insured employers to manage the risk of excessive health insurance exposures by limiting aggregate and specific losses to a predetermined amount. Self-insured plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans.

     Medical stop-loss coverage is available on either a specific or a specific and aggregate basis, although the majority of the policies issued by Standard Life cover both specific and aggregate claims. Standard Life designs plans to fit the identified needs of the self-insured employer by offering a variety of attachment points with respect to aggregate coverage (i.e., the level of claims after which the stop-loss benefits become payable) and, with respect to specific coverage, various deductible options.

     Standard Life markets its medical stop-loss products through a network of managing general underwriters ("MGUs") who are non-salaried independent contractors that receive administrative fees. During 1997, Standard Life marketed through ten different MGUs. The MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by Standard Life, billing and collecting premiums from the employers, paying commissions to third party administrators ("TPAs") and/or brokers, and adjudicating claims. Standard Life is responsible for selecting MGUs, establishing underwriting guidelines and reviewing employer's claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. Standard Life has also begun marketing this product through its HMO relationships, as further described below under "Managed Health Care."

      The Company believes that prospects for continued growth in Standard Life's medical stop-loss business are favorable. Although federal and state legislative and regulatory bodies have proposed various healthcare initiatives in recent years, any such initiatives that could ultimately be implemented should continue to recognize employer's self-insurance of health care benefits as a viable and cost-effective method of financing health care for employees and their families.

New York Short-Term Disability
------------------------------
      Standard Life markets a short-term statutory disability benefit product in New York State ("DBL"). All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness. The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten. The DBL business is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. The Company significantly enhanced Standard Life's DBL administrative systems in 1997, and anticipates continuing to expand its DBL business through the addition of general agents and the acquisition of blocks of business.

Group Term Disability and Life
------------------------------
     Group Long-Term and Short-Term Disability

     Madison Life sells group long-term and short-term disability products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, long-term disability policies (i) cover between 50% and 70% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years or extend to age 65. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. Short-term disability policies provide a weekly benefit to disabled employees until they are eligible for long-term disability benefits or they are no longer disabled.

     Madison Life's disability products are sold primarily in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent ("MGA") that specializes in these target markets. This MGA assists in the billing and administration of the business, and is paid commissions based upon the amount of premiums produced. Madison Life has expanded its marketing to non-governmental businesses through non-salaried independent general agents and agents who are paid commissions based upon the amount of premiums produced. Madison Life has also entered into an agreement with another insurer to sell group long-term disability in markets in which Madison Life is not currently established. Under the agreement, the other insurer issues policies as to which the underwriting, claims processing and related services are performed by Madison Life for a fee; Madison Life has assumed 25% of the risk on this business.

      Madison Life intends to increase sales by targeting non-governmental business and maximizing its traditionally strong sales to school districts, municipalities and hospital employer groups.

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

      In 1997, Standard Life began to emphasize marketing group term life insurance products through its existing distribution channels, including its stop-loss and managed care MGUs, to employers who self insure or who enroll in health maintenance organizations ("HMOs"), as well as to the employees of such employers and HMO's. In addition, in 1998, Standard Life intends to appoint additional MGUs, independent general agents and brokers to enhance its group term life business. The independent general agents and agents or brokers who market these products are paid commissions, and MGUs who market these products receive administrative fees.

Credit Life and Disability
--------------------------
      Madison Life sells credit life and disability products offered by entities that extend credit (e.g. banks, thrifts, credit unions and finance companies) or arrange for the extension of credit (e.g., automobile, marine and furniture dealerships) insuring the debtor for a value and duration not to exceed the amount and repayment term of the indebtedness. Credit insurance is composed of two basic types of coverage: (i) credit life insurance provides for a lump sum benefit paid to the creditor upon the death of the insured debtor to extinguish or reduce the balance of indebtedness; and (ii) credit disability insurance provides a monthly benefit/indemnity (usually a sum equal to the scheduled monthly loan payment) paid to the creditor in the event of the insured debtor's total disability until the debtor recovers, or is able to return to gainful employment or until the scheduled expiration of the insurance coverage, whichever first occurs.

      Generally,  Madison Life's coverage is limited as  follows:
(i) at inception of coverage, insureds must be under age 70 for life and under age 65 for disability; (ii) coverage terminates at age 71 for life and age 66 for disability; (iii) maximum life insurance or aggregate disability benefits are $110,000, and the maximum monthly disability benefit is $1,000; and (iv) the maximum term of coverage is 120 months.

       Approximately 80% of Madison Life's credit insurance premiums are written through credit unions. This business is marketed by non-salaried independent general agents and agents who are paid commissions based upon the amount of premiums produced.

       Madison Life intends to expand its credit life and disability business through greater geographical diversification, agreements to administer blocks of business for other insurers, joint marketing alliances with other insurers and acquisitions.

Managed Health Care
-------------------
     HMO Reinsurance

       Standard Life markets, throughout the United States, reinsurance for HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by regulation. A majority of state regulatory authorities responsible for HMO oversight require such coverage. This coverage allows HMOs to manage the risk of excessive exposures by limiting specific losses to a pre-determined amount. Standard Life markets HMO reinsurance through one specialized independent reinsurance manager, with an experienced management and staff knowledgeable in reinsurance issues specifically facing HMOs, which is responsible for collecting premiums and adjudicating reinsurance claims. Final authority for all financial decisions remains with Standard Life, although financial reviews of each HMO are performed on behalf of Standard Life by an independent firm whose primary business is managed care. Standard Life maintains a low risk profile by reducing its exposure through quota share reinsurance arrangements.

     HMO Point-of-Service (POS)

      Standard Life has capitalized on the competitive pressures in the HMO market by marketing point-of-service ("POS") coverage throughout the United States through its HMO relationships. A POS product allows a member greater freedom of choice of providers and/or the ability to access care without a gatekeeper or primary care physician referral; both mature and start-up HMOs are experiencing difficulty in attracting and retaining members unless they are able to offer such options. Most states require that HMOs desiring to offer a POS product do so by partnering with an indemnity carrier (such as Standard Life). While the marketing of the POS product began in 1995 with its behavioral health carve-out product, Standard Life accelerated its sales efforts and committed more of its resources to this sector commencing in 1996. With respect to the POS product, Standard Life retains responsibility for underwriting, issuing policies, billing and collecting of premiums, paying commissions and servicing claims.

     HMO Employer Stop-Loss

       Standard Life markets its employer medical stop-loss products (and certain other products including group life) through its HMO distribution network. Like Standard Life's other medical stop-loss product, these plans allow self insured employers to manage the risk of excessive health insurance exposures by limiting aggregate and specific losses to a predetermined amount, as well as utilizing the managed care expertise of the HMOs to manage losses. With respect to the HMO employer stop-loss product, Standard Life retains responsibility for underwriting, issuing policies, billing and collecting of premiums, paying commissions and servicing claims.

     Provider-Excess

     Standard Life markets provider-excess products to providers, provider health care organizations ("PHOs"), hospital groups, physician groups, individual practice associations ("IPAs") that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation. Standard Life writes these products through one specialized MGU with management and staff experienced in provider-excess insurance. This MGU is responsible for marketing, underwriting, administrating and adjudicating claims. Standard Life maintains a low risk profile by reducing its exposure through quota share reinsurance arrangements.

     Managed Care Investments

       Madison Life and Standard Life, through investment subsidiaries, participate on an equity basis in two development-stage ventures which market provider-excess, HMO reinsurance and HMO employer stop-loss products through their proprietary market databases and alliances with various partners. In addition, the Company acquired in 1997 a signficant interest in an MGU that markets Standard Life products; the Company believes that this acquisition will enable it to control a substantial portion of Standard Life's distribution network for its core products, as well as other products which the MGU may develop and/or market in the future.

      The Company is actively increasing its presence in managed health care through Standard Life's HMO reinsurance, POS, HMO employer stop-loss, provider-excess and related products and its managed care investments. In addition, the Company actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life and health insurers, reinsurers, HMOs, and managed care companies that it believes would augment its existing businesses.

Special Disability
------------------
      During the last half of 1996, Standard Life commenced providing disability income, accident medical, accidental death, and AD&D insurance to athletes, executives and entertainers. The coverage is written for a limited term (5 years or less) and is optionally renewable by Standard Life. The principal benefits offered are permanent total disability ("PTD") and temporary total disability ("TTD"). PTD is paid as a lump sum if caused by either an injury or sickness which is career ending. TTD covers the same risks as PTD, but is paid in installments until the maximum limit of insurance is exhausted or the insured no longer has a total disability. For these special risks, Standard Life has delegated marketing and underwriting authority to a specialized MGU which has concentrated its efforts in these markets for more than 15 years. Currently, Standard Life insures no more than half of the value of the contract, thereby sharing the risk with another party (e.g., a team or a corporate sponsor). In addition, Standard Life has minimized its risk on such business by obtaining reinsurance on a quota share or facultative basis.

Acquired Blocks/Other Business
------------------------------
      This category includes: (i) insurance products which are in runoff as a result of the Insurance Group's decision to discontinue writing such products; (ii) blocks of business which were acquired from other insurance companies but which are not of the type currently being written by the Insurance Group (blocks which are still being written are included within a specified product group); and (iii) certain miscellaneous insurance products.

     The following lines of Standard Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Madison Life's runoff in this category consists of existing blocks of individual life (including pre-need (i.e., funeral expense coverage) and interest-sensitive life blocks which were acquired in 1996 and 1997), individual accident and health products, annual and single premium deferred annuity contracts and individual annuity contracts.
          ____________________________________________

      The  following  table sets forth gross direct  and  assumed earned  premiums, net premium income and operating income (before
net  securities  gains  (losses))  of  the  Insurance  Group   by
principal product for the years indicated (in thousands):

     GROSS DIRECT AND ASSUMED EARNED PREMIUMS
     ----------------------------------------
                                   1997         1996         1995
                              -----------------------------------
Medical Stop-Loss............$   89,565   $   84,228   $   72,930
DBL..........................    21,937       16,673       15,604
Group Term Disability and
 Term Life...................    21,618       19,325       16,241
Credit Life and Disability...    20,115       13,931       13,677
Managed Health Care..........    26,357       13,764        2,807
Special Disability...........    15,332        1,604        -
Acquired Blocks/Other
 Business....................    15,673       12,935       12,432
                              ---------    ---------    ---------
  TOTAL......................$  210,597   $  162,460   $  133,691
                              =========    =========    =========

     NET PREMIUM INCOME
     ------------------
                                   1997         1996         1995
                              -----------------------------------
Medical Stop-Loss............$   19,706   $   20,272   $   13,567
DBL..........................    21,937       16,673       15,604
Group Term Disability and
 Term Life...................     7,560        6,896        5,871
Credit Life and Disability...    17,946       11,549       10,916
Managed Health Care..........     5,255        4,473        1,008
Special Disability...........        71           10        -
Acquired Blocks/Other
 Business....................     9,726        9,712        9,435
                              ---------    ---------    ---------
  TOTAL......................$   82,201   $   69,585   $   56,401
                              =========    =========    =========

     OPERATING INCOME (BEFORE NET SECURITIES GAINS (LOSSES))
     -------------------------------------------------------
                                   1997         1996         1995
                              ---------    ---------    ---------
Medical Stop-Loss............$    2,315   $    3,629   $    2,889
DBL..........................     1,259          730          619
Group Term Disability and
 Term Life...................       779          501          598
Credit Life and Disability...     2,523        1,164          883
Managed Health Care..........       924          735          188
Special Disability...........       344          (25)       -
Acquired Blocks/Other
 Business....................     4,117        3,097        3,034
                              ---------    ---------    ---------
  TOTAL......................$   12,261   $    9,831   $    8,211
                              =========    =========    =========
               __________________________________

      The following table summarizes the aggregate life insurance in-force of the Insurance Group (in thousands):

                                   1997         1996         1995
                              -----------------------------------
LIFE INSURANCE IN-FORCE:
 Group.......................$4,322,371   $3,759,716   $3,211,771
 Individual term.............   302,583      343,674      405,547
 Individual permanent........   446,015      454,386      438,900
 Credit...................... 1,081,515      494,506      518,593
                              ---------    ---------    ---------
  TOTAL LIFE INSURANCE
   IN-FORCE (1), (2).........$6,152,484   $5,052,282   $4,574,811
                              =========    =========    =========

                                   1997         1996         1995
                              -----------------------------------
NEW LIFE INSURANCE:
 Group.......................$  682,296   $  953,327   $  529,900
 Individual term.............        11           91          536
 Individual permanent........     1,023          339        1,271
 Credit......................   268,682      233,066      258,493
                              ---------    ---------    ---------
  TOTAL NEW LIFE INSURANCE...$  952,012   $1,186,823   $  790,200
                              =========    =========    =========
NOTES:

(1)  Includes participating
      insurance..............$   59,897   $   31,928   $   30,637
                              =========    =========    =========
(2)  Includes ceded
      reinsurance of:
       Group.................$2,118,806   $1,828,969   $1,553,234
       Individual............   283,405      342,689      380,793
       Credit................    40,794       43,875       54,938
                              ---------    ---------    ---------
     Total ceded reinsurance.$2,443,005   $2,215,533   $1,988,965
                              =========    =========    =========

                  _______________________________

Acquisitions
------------
      The Company has assembled a team of senior executives which is responsible for identifying, analyzing, negotiating, acquiring and administering acquisitions of blocks of insurance business. The team members, who have been involved with numerous acquisitions, focus primarily on transactions involving the purchase of blocks of policies, but also evaluate acquisitions of entire companies. The Company's MIS and policyholder services departments are experienced in converting the acquired policies and assuming the daily servicing requirements related to the acquisition of substantial blocks of policies. Significant progress was made by the Company during 1997 in upgrading its administrative systems, and efforts are continually focused toward maintaining systems that can efficiently handle sophisticated policies and contracts.

      The Company believes that current trends in the life and health insurance industry provide excellent opportunities for more acquisitions and consolidations. Some companies are reducing administrative costs by divesting of divisions, insurance subsidiaries and blocks of business which do not fit their overall strategies, or are disposing of non-core businesses in order to focus capital on their primary lines. Other companies are experiencing increased difficulty in remaining competitive due to more stringent regulatory requirements (including risk based capital ratios), downgrades by rating agencies, the increased cost of sophisticated information processing systems and the inaccessibility to capital markets. With its upgraded administrative systems, the Company is well-positioned to assume blocks of business from insurers who do not wish to bear the cost of becoming Year 2000 compliant with respect to such blocks. Mutual companies and non-profit and fraternal entities, in particular, may have difficulty accessing sources of capital. Additionally, there are many small to medium sized closely held insurance companies which are exploring divestiture options; the Company believes that it is well positioned to compete for these opportunities.

     Historical

      Madison Life acquired two single premium credit insurance blocks and two individual life insurance blocks during 1997 with aggregate reserves of $58,000,000. The two credit insurance blocks had aggregate reserves of $31,600,000. One of the individual life blocks was purchased from a company under court-ordered liquidation and contained $23,000,000 of life/annuity reserves and $300,000 of annual premium. The other life block was a single premium book of business with $3,400,000 of reserves and was acquired from a company being merged into its parent company. Finally, a very small block of life policies was acquired from a state guaranty fund as part of Madison Life's ongoing effort to maintain a positive relationship with regulatory authorities in the event that significant blocks from insolvent companies (such as the $23,000,000 block) become available in the future.

     Madison Life acquired three blocks of business in 1996, with aggregate reserves of $41,000,000, including a block of pre-need individual ordinary life insurance and annuity policies with reserves of $33,000,000 from a large insurer, and a block of interest-sensitive whole life insurance with reserves of $7,500,000 from the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA").

      Madison Life acquired two blocks of business in 1995 with aggregate reserves of over $2,700,000. One block, comprised of a minimal number of policies, was acquired from a state guaranty association, and favorably positioned Madison Life to acquire blocks from troubled companies in the future. The other block was acquired from a company exiting the ordinary life line of business.

      Madison Life acquired two blocks of business in 1994 with aggregate reserves of over $1,400,000 and annualized aggregate premiums of $925,000. These policies were acquired from companies disposing of unwanted run-off blocks.

      Standard Life actively seeks acquisition opportunities with other insurance companies (i) whose DBL business no longer fits their marketing strategy or (ii) that cannot administer their in-force DBL block profitably. As a result, Standard Life has reduced its administration costs on a per policy basis and gained access to new general agents and brokers. During 1997, Standard Life acquired a DBL block of business with total estimated annualized premiums of $3,500,000. In 1996, Standard Life acquired two DBL blocks from two insurers with total annualized premiums of $3,500,000.

Outlook

      The Company positioned itself to increase its acquisition activity by contributing $5,000,000 to Madison Life in the fourth quarter of 1996 (following a contribution of $15,000,000 in
1993). These contributions served to further enhance the Insurance Group's already superior capital ratios, broad licensing and excellent asset quality. The Company currently has no indebtedness, and anticipates that it can use its current liquidity and/or raise additional capital in the public or private markets to the extent determined necessary or desirable in order to pursue acquisitions.

      The Company is particularly interested in acquiring the following types of policies: traditional and group life, interest-sensitive life, credit life and health, limited benefit health (e.g., cancer or hospital indemnity), medical stop-loss, DBL and certain other disability. The Company would consider acquiring
annuities,   but  primarily  only  in  order  to  effectuate   an
acquisition of more desired types of policies.


             REINSURANCE AND POLICY RETENTION LIMITS

      Although the Company has more than sufficient capital to retain greater risk, it has emphasized, in recent years, maintaining a low risk profile on its insurance products, while increasing fee income and reinsurance allowances generated by underwriting, auditing, marketing, regulatory, administrative and related services. During the past three years, such income and allowances have grown as a result of an increase in the Company's premium volume. The Company's low risk profile dictates purchasing reinsurance and excess reinsurance. The Company monitors its retention amounts by products, and can and does adjust its retention as appropriate.

      Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Retention limits for Standard Life at December 31, 1997 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium;
(ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) $250,000 on any one stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; and (v) $25,000 on its special disability business. Standard Life has purchased excess reinsurance for its stop-loss business on the portion of risks which it retains in order to further limit its exposure. Standard Life also maintains stop-loss and catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

      Current retention limits for Madison Life are: (i) $2,500 per month on group long-term and short-term disability insurance;
(ii) $60,000 on group term life, substandard ordinary life, group credit single premium life, group family life and individual ordinary life; (iii) $1,000 per month on individual substandard long-term disability insurance; (iv) $1,000 per month on credit single premium disability insurance; and (v) $1,000 monthly benefit on individual accident and health insurance. There is no retention on accidental death benefits provided by rider to group life policies. In addition, Madison Life has purchased additional reinsurance on the portion of risks which it retains, limiting its exposure on a catastrophic (aggregate) loss.

      The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business to individual reinsurance companies, and reinsurance pools comprised of companies, that are primarily rated A or better by Best, or upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 1997, the Insurance Group's ceded reinsurance in-force was $2.4 billion.

     For further information pertaining to reinsurance, reference is made to Note 17 of Notes to Consolidated Financial Statements.

                    RESERVES AND INVESTMENTS

     As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations. Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death. Standard Life and Madison Life are also required by law to periodically have a cash flow adequacy analysis, which projects the amount and timing of cash flows to the estimated maturity date of liabilities, completed by the certifying actuary for each company. Standard Life, Madison Life and First Standard invest their respective assets which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective Boards of Directors.

      The following table reflects the asset value in dollars and as a percentage of total investments of the Company as at December 31, 1997 (in thousands):

INVESTMENTS BY TYPE
-------------------
                                                     % OF TOTAL
                                  ASSET VALUE        INVESTMENTS
                                  ------------------------------
Fixed maturities:
 Bonds:
 United States Government
  and authorities...................$168,890            54.7%
 States, municipalities and
  political subdivisions............   2,315             0.8%
 Public utilities...................  23,925             7.7%
 All other corporate securities.....   6,194             2.0%
                                     -------           -----
 Total fixed income securities...... 201,324            65.2%
                                     -------           -----
Equity securities:
 Common stocks:
 Public utilities...................   1,489             0.5%
 Banks, trusts and insurance........     167             0.1%
 Industrial, miscellaneous
  and other.........................   9,575             3.1%
 Non-redeemable preferred stock.....   2,265             0.7%
                                     -------           -----
 Total equity securities............  13,496             4.4%
                                     -------           -----
Securities purchased under
 agreements to resell...............  25,469             8.2%
Partnership interests...............  40,221            13.0%
Mortgage loans......................     291             0.1%
Policy loans........................   8,677             2.8%
Other...............................   1,270             0.4%
Short-term investments..............  18,265             5.9%
                                     -------           -----
 Total investments..................$309,013           100.0%
                                     =======           =====

      At December 31, 1997, approximately 98% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 1997, utilizing
Standard and Poor's rating categories, was as follows:

            GRADE                        % INVESTED
            -----                        ----------
             AAA                            85.2%
             AA                              8.4%
             A                               0.8%
             BBB                             3.5%
             BB or lower                     2.1%
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

      IHC is an insurance holding company; as such, IHC and the Insurance Group are subject to regulation and supervision by the insurance supervisory agencies of New York in the case of Standard Life, Wisconsin in the case of Madison Life, and
Delaware in the case of First Standard. Each of Standard Life, Madison Life and First Standard is also subject to regulation and supervision in all jurisdictions in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types of investments which may be made. Such regulation is designed primarily for the benefit of policyholders rather than the stockholders of an insurance company or holding company.

      Certain transactions within the holding company system are also subject to regulation and supervision by such regulatory agencies. All such transactions must be fair and equitable.
Notice to or prior approval by the insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. In addition, periodic disclosure is required concerning the operations, management and financial condition of the insurer within the holding company system. An insurer is also required to file detailed annual statements with each supervisory agency, and its affairs and financial conditions are subject to periodic examination.

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


                            EMPLOYEES

     At December 31, 1997, the Company had 119 employees.

ITEM 2.  PROPERTIES
         ----------
     IHC

     IHC has entered into a renewable short-term arrangement with Geneve Corporation for the use of 6,500 square feet of office space as its corporate headquarters in Stamford, Connecticut.

     Standard Life

      Standard Life leases 13,500 square feet of office space  in
New  York,  New  York  as its corporate headquarters,  and  3,000 square feet of office space in Rochester, New York for its DBL claims processing center.

     Madison Life

      Madison Life leases 11,000 square feet of office space in Middleton, Wisconsin as its corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
      The Company knows of no material pending legal proceedings to which it is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
     None.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
         -------------------------------------------------
     IHC's common stock and share purchase warrants expiring June 30, 2001 ("Warrants") are traded over-the-counter. The common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol INHO. Warrant prices are quoted on the OTC Bulletin Board. The following tabulation shows the high and low sales prices for IHC's common stock and the high and low bid prices for the Warrants. The Warrant information was obtained from the National Quotation Bureau.

                                COMMON STOCK        WARRANTS
                                ------------      -----------
                                HIGH     LOW      HIGH    LOW
                                ----     ---      ----    ---
     QUARTER ENDED:
      December 31, 1997....... 14      11        1/4     1/32
      September 30, 1997...... 13 1/2   9 1/4    1/32    1/32
      June 30, 1997........... 10 1/4   6 3/8    1/32    1/32
      March 31, 1997..........  8 1/8   7        1/32    1/32

     QUARTER ENDED:
      December 31, 1996.......  9       6 3/4     1/16   1/32
      September 30, 1996......  9 5/8   8 1/4     1/16   1/16
      June 30, 1996...........  9 5/8   7 7/8     1/16   1/16
      March 31, 1996..........  8       7 1/4     1/16   1/16

      The foregoing prices for the Warrants do not necessarily represent actual transactions, but rather the quoted prices between dealers, excluding retail markup, markdown or commission.

     At March 16, 1998, the number of record holders of IHC's (i) common stock was 2,911 and (ii) Warrants was 1,261.

     IHC declared a cash dividend of $.05 per share on its common stock on each of December 30, 1997 and 1996.

      Effective June 28, 1996, IHC declared a one-for-two reverse stock split of its shares of common stock. The above table and the per share dividend amounts reflect such transaction.

      On December 31, 1996, IHC distributed the common stock of Zimmerman on a pro rata basis to the holders of record of IHC's common stock as of December 20, 1996. The ex-date for the distribution was December 18, 1996.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
      The following is a summary of selected consolidated financial data of the Company for each of the last five years.

                                        YEAR ENDED DECEMBER 31,
                                1997      1996      1995     1994     1993
                             ---------------------------------------------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME DATA:
Total revenues..............$106,757  $ 89,344 $  71,427 $ 61,504 $ 65,444
Net realized and
 unrealized gains (losses)..     539       190     -       (1,921)     835
Income applicable to
 common shares from
 continuing operations
 before cumulative effect
 of accounting changes......  11,187     6,710     6,172    2,396    4,041

BALANCE SHEET DATA:
Total investments........... 309,013   249,008   185,867  179,856  184,790
Total assets................ 454,738   336,401   286,207  266,368  276,989
Insurance policy benefits,
 claims and other policy
 liabilities................ 278,092   202,278   158,233  150,988  159,090
Long-term debt..............   -         -        12,111   14,111   15,161
Common stockholders' equity.  91,005(1) 76,856(1) 71,607   55,694   62,051

PER SHARE DATA:
Cash dividends declared
 per common share...........     .05       .05       .04      .04      .04

Diluted income per
 common share from
 continuing operations
 before cumulative effect
 of accounting changes......    1.49       .90       .81      .31      .50

Book value per common
 share......................   12.25(1)  10.34(1)   9.63     7.17     7.84

      (1) Excludes the credit of $7,905,000 to common stockholders' equity (or $1.06 per common share) that would be recorded upon termination of the guarantee of Zimmerman's indebtedness by a subsidiary of the Company (see
Note 10 of Notes to Consolidated Financial Statements).

      The above table has been restated to reflect (i) the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," (ii) Zimmerman as discontinued operations as described in Note 2 of Notes to Consolidated Financial Statements, (iii) the one-for-two reverse stock split of IHC's common stock effective June 28, 1996 and (iv) the adoption of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" in 1993.

      The  Selected Financial Data should be read in conjunction  with  the
accompanying   Consolidated  Financial  Statements   and   Notes   thereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------
        Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance
Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements and marketable securities) and expense items associated with parent company activities, the Company's remaining real estate holdings and certain other investments of the Company, are included in Corporate (see Item 1 for a discussion of the business).

       On December 31, 1996, IHC consummated the distribution of the common stock of its majority-owned sign manufacturing subsidiary, Zimmerman Sign Company ("Zimmerman"), on a pro rata basis to the holders of record of IHC's common stock as of
December 20, 1996. Since December 1995, the Consolidated Financial Statements of the Company have presented Zimmerman as discontinued operations (see Notes 2 and 10 of Notes to Consolidated Financial Statements).

       Additional   information  pertaining  to  the   Company's   business
segments    is   provided   in   Note   18   of   Notes   to   Consolidated
Financial Statements.

                      RESULTS OF OPERATIONS
                      ---------------------
1997 COMPARED TO 1996
---------------------
       The Company's operating income from continuing operations increased $6.5 million, or 95%, to $13.3 million in 1997 from $6.8 million in 1996. The Company had net realized and unrealized
gains  of  $.5  million  in  1997  and  $.2  million  in  1996.   Excluding
net realized and unrealized gains, the Company had operating income from continuing operations of $12.8 million in 1997 compared to $6.6 million for 1996. Net income applicable to common shares was $11.2 million or $1.49 per share, diluted, for the year ended December 31, 1997 compared to $7.8 million or
$1.04   per  share,  diluted,  for  the  year  ended  December  31,   1996.
Income  tax  expense  increased  to  $2.1  million  from  $.1  million   in
1996; reference is made to Note 15 of Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate. In December 1997, the Company adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share; accordingly, all prior earnings per share calculations have been restated to reflect the new standard.

Insurance Group
---------------
       The Insurance Group's operating income increased 28% to $12.8 million in 1997 from $10.0 million in 1996. Operating income includes net realized and unrealized gains of $.5 million in 1997 compared to $.2 million in 1996. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Operating income excluding net realized and unrealized gains was $12.3 million in 1997 compared to $9.8 million in 1996.

       Premium revenues increased $12.6 million or 18% to $82.2 million in 1997 from $69.6 million in 1996; premium revenues at
Madison   Life  increased  $7.8  million  while  Standard  Life  showed   a
$4.8 million increase in premiums. The increase at Madison Life is comprised of: a $6.4 million increase in the credit lines of business primarily due to the acquisitions of two single premium blocks of business effective April 1 and October 1, 1997; a $.5 million increase in long-term disability premiums; a $.7 million increase in dental premiums; and a $.2 million increase in group term life premiums. The increase at Standard Life is comprised of: a $5.3 million increase in its DBL line of business primarily due to an acquisition and the continued growth in this
line;   a  $.8  million  increase  in  HMO  reinsurance  business;  and   a
$.4 million combined increase in the provider-excess and special disability business. These increases were offset by a $1.1 million decrease in the closed blocks of life, annuity and individual and group accident and health lines of business and a $.6 million decrease in the stop-loss line of business.

      Total net investment income increased $3.7 million due to an increase in assets at Madison Life related to acquisitions, and higher returns on certain equity investments. The annualized return on investments in 1997 was 7.6% compared to 7.2% in 1996. Equity income increased $.4 million due to the increased profitability of certain insurance related partnerships.

       Other income decreased $1.6 million from 1996 to 1997 resulting from: a decrease of $.1 million in reinsurance
recoveries   at  Madison  Life;  and  a  decrease  at  Standard   Life   of
$1.5 million resulting from the surrender by a large group of policyholders in a coinsurance treaty, offset by the credit to reserves relating to the closed blocks of life, annuity and individual and group accident and health lines of business discussed below.

        Insurance benefits, claims and reserves increased $8.8 million, or 18%, reflecting an increase of $5.4 million at Madison Life and $3.4 million at Standard Life. Madison Life's increase resulted from: a $.5 million increase in long-term disability claims; a $.9 million increase in dental claims due to the increase in premium volume; a $.9 million increase in interest credited to universal life and annuity products; a $3.0 million increase in the credit line of business due to acquisitions and the addition of new accounts throughout the current year; and a $.4 million increase in other life and health lines of business, all of the foregoing offset by a $.3 million decrease in ordinary life and individual accident and health claims and reserves. The change at Standard Life is comprised of: a $3.6 million increase in DBL claims and reserves due to
increased   volume;   a   $2.0  million  increase  in   medical   stop-loss
reserves   due   to   reserve  strengthening;  and  a   net   $.8   million
increase   in  claims  and  reserves  in  the  HMO  reinsurance   line   of
business. Such change was offset by a $2.9 million decrease in claims and reserves of the closed blocks of life, annuity and individual  and  group  accident  and  health  lines  of  business  due  to the surrender by a large group of policyholders in a coinsurance treaty and a $.1 million decrease in POS claims and reserves.

       Amortization of deferred acquisition costs and general and administrative expenses increased $3.7 million at Madison Life and $.1 million at Standard Life primarily due to increases in net commission expense of $2.3 million, salary and related expenses of $.7 million and other general expenses of $.8 million related to the increase in premium volume at both insurance companies, and the acquisition of new blocks of business at Madison Life.

Corporate
---------
       Operating income for the year ended December 31, 1997 increased by $3.7 million from 1996. Investment income increased
$1.0 million due to higher corporate liquidity in 1997. Other income increased by $1.0 million due to the sale of the Company's remaining real estate in Florida. Interest expense decreased $.7 million due to the repayment of all long-term debt during 1996. Selling, general and administrative expenses decreased $1.0 million due to a reduction in expenses related to salaries, legal fees and the Florida real estate.

1996 COMPARED TO 1995
---------------------
       The Company's operating income from continuing operations increased $2.0 million, or 42%, to $6.8 million in 1996 from $4.8 million in 1995. The Company had net realized and unrealized gains of $.2 million in 1996. Excluding net realized and unrealized gains, the Company had operating income from
continuing   operations  of  $6.6  million  in  1996   compared   to   $4.8
million for 1995. Net income applicable to common shares was $7.8 million or $1.04 per share, diluted, for the year ended December
31,   1996   compared  to  $8.2  million  or  $1.08  per  share,   diluted,
for the year ended December 31, 1995. Income tax expense increased to $.1 million from a benefit of $1.4 million in 1995;
reference is made to Note 15 of Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate.

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

       Other income increased $.9 million from 1995 to 1996 resulting from: an increase of $.6 million in reinsurance recoveries at Madison Life; an increase at Standard Life in stop-loss fee income earned of $.4 million; $.8 million of administrative fee income received from International Benefits Administrators L.L.C., a third party administrator, formerly
majority-owned    by   Standard   Life   (the   "TPA").    The    foregoing
increases   were   offset  by  a  $.9  million  decrease   in   reinsurance
recoveries.

        Insurance benefits, claims and reserves increased $12.5 million, or 33%, reflecting an increase of $4.7 million at Madison Life and $7.8 million at Standard Life. Madison Life's increase resulted from the following: a $.8 million increase in ordinary life and individual accident and health claims and reserves primarily due to the acquisition of the pre-need block
of   business;   a   $.5   million   increase   in   long-term   disability
claims;  a  $.6  million  increase  in  group  term  life  claims;  a   $.3
million increase in claims and reserves in other life and health lines of business; a $1.7 million increase in interest credited to universal life and annuity products primarily as a result of the acquisition of the pre-need block of business and the
interest   sensitive   whole   life  block   of   business;   and   a   $.8
million   increase   in   the  credit  line  of   business   due   to   new
accounts.   The   change   at   Standard   Life   is   comprised   of   the
following   increases:    $4.9   million  in  stop-loss   claims   incurred
as a result of the increased retention and the increased premiums in this line of business; additional claims and reserves of $1.1 million relating to the POS product; $1.2 million in claims and reserves from the HMO reinsurance product; $.6 million relating
to   the   assumed   block   of  group  accident   and   health   line   of
business; and $.9 million in DBL claims due to increased volume. The foregoing increases were offset by a $.9 million decrease in claims and reserves due to the continuing runoff of the closed blocks of life, annuity and individual and group accident and health lines of business.

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



                            LIQUIDITY
                            ---------
Insurance Group
---------------
       The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on
its   portfolio  of  fixed  income  securities;  and  (iii)   earnings   on
investments. Such cash flow is used partially to finance liabilities for insurance policy benefits. These liabilities represent long-term obligations which are calculated using certain assumed interest rates.

          Asset Quality

       The  nature  and  quality  of  insurance  company  investments  must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Company's investment assets, approximately 83% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at December 31, 1997. Also at such date, approximately 98% of the Company's fixed maturities were
investment    grade.    These   investments   carry    less    risk    and,
therefore, lower interest rates than other types of fixed maturity investments. At December 31, 1997, approximately 2% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the Company's total investments were in real estate, non-performing fixed maturities and mortgage loans.

        The    Company   monitors   its   investment   portfolio    on    a
continuous  basis  and  believes  that  the  liquidity  of  the   Insurance
Group will not be adversely affected by its current investments.

Corporate
---------
       Corporate derives its funds principally from: (i) dividends and interest income from the Insurance Group; (ii) tax payments pursuant to tax sharing agreements with, and management fees from, its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses, interest and dividend payments at

Corporate.   The   Company  remains  contingently  liable   in   connection
with   the   guarantee  of  $10.0  million  of  subordinated   indebtedness
of   Zimmerman   (see   Note   10  of  Notes  to   Consolidated   Financial
Statements).

       Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $18.1 million at December 31, 1997. At the present time, the Company is not in need of any additional long-term financing.


                             OUTLOOK

Business
--------
       Although  federal  and  state  legislative  and  regulatory   bodies
have proposed various health care and insurance reform initiatives in recent years, the Company anticipates that its insurance products will continue to be viable in any such changed environment.

        The Company anticipates increasing its premium volume through (i) acquisitions; (ii) greater geographical diversity;
(iii)   expansion   of   its   network  of  MGUs,   MGAs,   HMOs,   general
agents   and   agents;   and  (iv)  its  role  as   lead   underwriter   on
reinsurance facilities. The Company is particularly interested in acquiring the following types of policies: traditional and group life, interest sensitive life, credit life and health, limited benefit health (e.g., cancer or hospital indemnity), medical stop-loss, DBL blocks, and certain other disability. In anticipation of increased acquisition opportunities, the Company significantly improved its administration systems commencing in the latter part of 1996, which enabled it to more efficiently convert and manage acquired blocks.

      The Company expects that its future results will be impacted by a significantly higher effective income tax rate, principally due to reduced benefits associated with the utilization of its remaining tax loss carryforwards.

       The Company has continued and will continue to take all steps necessary to address Year 2000 compliance issues. Since
the   Company  has  updated  and  enhanced  many  of  its  primary  systems
in   the  past  two  years,  it  does  not  believe  that  the  Year   2000
problem   will  pose  operational  difficulties.  The  cost   of   updating
the   Company's   remaining   systems   is   not   expected   to   have   a
material  effect  on  the  Company  or  its  results  of  operations,   and
is  expected  to  be  completed  by  the beginning  of  1999.  The  Company has requested information from, among others, its MGUs, MGAs, HMOs, agents and reinsurers regarding the status of their Year 2000 compliance programs, and is in the process of evaluating any possible impact on the Company.

       This report and other reports and statements filed by the Company with the Securities and Exchange Commission contain or may contain certain forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995),
and   which  are  subject  to  certain  risks  and  uncertainties.    Among
those   factors   which   could  cause  the  actual   results   to   differ
materially from those suggested by such statements are the following: catastrophic losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting the Company's insurance products; availability of adequate retrocessional insurance coverage at appropriate prices; stock and bond market volatility; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission.

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

       In  accordance  with  SFAS  No.  115,  the  Company  may  carry  its
portfolio   of  fixed  income  securities  either  as  held   to   maturity
(carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in unrealized gains of $3.4 million, net of deferred taxes of $1.0 million, in total stockholders' equity, reflecting unrealized gains of $1.9 million at December 31, 1997 versus unrealized losses of $1.5 million at December 31, 1996. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

Accounting Pronouncements Not Yet Adopted
-----------------------------------------
       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise
and   Related   Information."  SFAS  No.'s  130  and  131   are   effective
for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

       In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In December 1996, FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB
Statement   No.  125."   The  requirements  of  SFAS  No.  125  have   been
deferred  by  SFAS  No.  127,  are  effective  after  December  31,   1997,
and will be applied prospectively; earlier or retroactive application is not permitted. The Company is evaluating SFAS No.
125, but does not believe it will have a material impact on the Company.


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

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------
     See   Index   to  Consolidated  Financial  Statements  and   Schedules
     on page 32.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------
     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------
     Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
     Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders,
     except   that  the  information  required  by  paragraphs   (i),   (k)
     and (l) of Item 402 Regulation S-K (229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------
     Information    required   by   this   Item    is    incorporated    by
     reference   to   "Principal  Stockholders"  in  the  Company's   Proxy
     Statement for its 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
     Information    required   by   this   Item    is    incorporated    by
     reference   to   "Principal  Stockholders"  in  the  Company's   Proxy
     Statement for its 1998 Annual Meeting of Stockholders.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
          -------------------------------------------------------
(a) (1) and (2)   See Index to Consolidated Financial Statements
                  and Schedules on page 32.

    (3) EXHIBITS  See Index to Exhibits on page 75.
(b)     A report on Form 8-K was filed on January 10, 1998.

                           SIGNATURES

       Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.

                                  INDEPENDENCE HOLDING COMPANY
                                         (REGISTRANT)



                                  By/s/ Edward Netter
                                    -----------------
                                    Edward Netter
                                    Chairman and
                                    Chief Executive Officer
                                    Director
                                    (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 25th day of March, 1998.



/s/ Harold E. Johnson
---------------------
Harold E. Johnson
Director



/s/ Allan C. Kirkman
--------------------
Allan C. Kirkman
Director



/s/ Steven B. Lapin
-------------------
Steven B. Lapin
Director, President and
Chief Operating Officer



/s/ Donald T. Netter
--------------------
Donald T. Netter
Director

/s/ Edward Netter
-----------------
Edward Netter
Director, Chairman
and Chief Executive Officer
(Principal Executive Officer)



/s/ Edward J. Scheider
----------------------
Edward J. Scheider
Director



/s/ F. Peter Zoch, III
----------------------
F. Peter Zoch, III
Director



/s/ Roy T.K. Thung
------------------
Roy T.K. Thung
Director, Executive
Vice President,
Chief Financial Officer
and Treasurer
(Principal Financial Officer)



/s/ Teresa A. Herbert
---------------------
Teresa A. Herbert
Vice President
and Controller
(Principal Accounting Officer)

          INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGES
-----
INDEPENDENT AUDITORS' REPORT..............................     33


CONSOLIDATED FINANCIAL STATEMENTS:
---------------------------------
Consolidated Balance Sheets at December 31, 1997
 and 1996.................................................     34

Consolidated Statements of Operations for the years ended
 December 31, 1997, 1996 and 1995.........................     35

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 1997, 1996 and 1995.....     36

Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995.........................37 - 38

Notes to Consolidated Financial Statements................39 - 66

SCHEDULES:*
---------
Summary of investments - other than investments in
 affiliates at December 31, 1997(Schedule I)..............67 - 68

Condensed financial information of parent company
 (Schedule III)...........................................69 - 73

Supplementary insurance information (Schedule V)..........     74

EXHIBIT INDEX.............................................     75

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of
December   31,  1997  and  1996,  and  the  results  of  their   operations
and   their   cash   flows  for  each  of  the  years  in  the   three-year
period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related
financial  statement  schedules,  when  considered  in  relation   to   the
basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                    KPMG PEAT MARWICK LLP


New York, New York
March 23, 1998

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,                                    1997            1996
--------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents.............$ 23,028,000    $ 10,361,000
  Investments:
   Short-term investments...............  18,265,000      10,316,000
   Securities purchased under agreements
    to resell (Note 3)..................  25,469,000      36,542,000
   Fixed maturities (Note 4)............ 201,324,000     165,040,000
   Equity securities (Note 4)...........  13,496,000       4,427,000
   Other investments (Note 8)...........  50,459,000      32,683,000
                                         -----------     -----------
    Total investments................... 309,013,000     249,008,000
  Deferred insurance acquisition costs..  13,611,000      11,221,000
  Due and unpaid premiums...............   6,448,000       5,122,000
  Due from reinsurers...................  92,990,000      50,877,000
  Notes and other receivables...........   3,292,000       4,205,000
  Other assets (Note 1).................   6,356,000       5,607,000
                                         -----------     -----------
   TOTAL ASSETS.........................$454,738,000    $336,401,000
                                         ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Future policy benefits (Note 1).......$169,082,000    $115,594,000
  Unearned premiums.....................  27,893,000      11,654,000
  Funds on deposit......................  72,187,000      68,915,000
  Insurance policy claims (Note 9)......   6,279,000       3,914,000
  Other policyholders' funds............   2,651,000       2,201,000
  Financial instruments sold, but not
   yet purchased (Note 4)...............       -             539,000
  Due to brokers........................  43,356,000      19,740,000
  Due to reinsurers.....................   4,349,000       6,764,000
  Accounts payable, accruals and other
   liabilities..........................  23,516,000      18,653,000
  Liability for business transferred
   (Note 10)............................   7,905,000       7,905,000
  Income taxes (Note 15)................   6,515,000       3,666,000
                                         -----------     -----------
   TOTAL LIABILITIES.................... 363,733,000     259,545,000
                                         -----------     -----------

STOCKHOLDERS' EQUITY: (NOTES 12, 13 and 14)
 Preferred Stock (none issued)..........       -               -
 Common stock, 7,430,169 and 7,431,769
  shares issued and outstanding,
  respectively, net of 2,188,950
  shares in treasury....................   7,430,000       7,432,000
 Paid-in capital........................  76,046,000      76,068,000
 Unrealized gains (losses)on
  investments, net of taxes.............   1,892,000      (1,466,000)
 Retained earnings(accumulated deficit).   5,637,000      (5,178,000)
                                         -----------     -----------
  TOTAL STOCKHOLDERS' EQUITY............  91,005,000      76,856,000
                                         -----------     -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY.............$454,738,000    $336,401,000
                                         ===========     ===========

     See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                    1997         1996          1995
--------------------------------------------------------------------------
REVENUES:
 Insurance premiums (Note 17)......$ 82,201,000 $ 69,585,000  $ 56,401,000
 Net investment income (Note 6)....  21,534,000   16,917,000    13,885,000
 Net realized and unrealized
  gains (Note 7)...................     539,000      190,000         -
 Equity income (loss)..............     371,000      (33,000)     (527,000)
 Other income......................   2,112,000    2,685,000     1,668,000
                                    -----------  -----------   -----------
                                    106,757,000   89,344,000    71,427,000
                                    -----------  -----------   -----------
EXPENSES:
 Insurance benefits, claims and
  reserves.........................  58,561,000   49,788,000    37,345,000
 Amortization of deferred
  insurance acquisition costs......   3,581,000    3,819,000     3,898,000
 Interest expense..................       -          733,000     1,101,000
 Selling, general and
  administrative expenses..........  31,327,000   28,184,000    24,311,000
                                    -----------  -----------   -----------
                                     93,469,000   82,524,000    66,655,000
                                    -----------  -----------   -----------
 Operating income before income
  taxes............................  13,288,000    6,820,000     4,772,000
 Income tax expense (benefit)
  (Note 15)........................   2,101,000      110,000    (1,400,000)
                                    -----------  -----------   -----------
 Income from continuing
  operations.......................  11,187,000    6,710,000     6,172,000
 Income from discontinued
  operations, net (Note 2).........       -        1,048,000     2,028,000
                                    -----------  -----------   -----------
 Net income........................$ 11,187,000 $  7,758,000  $  8,200,000
                                    ===========  ===========   ===========

BASIC INCOME PER COMMON SHARE:
 Income from continuing operations.$       1.51 $        .90  $        .81
 Income from discontinued
  operations, net..................       -              .14           .27
                                    -----------  -----------   -----------
 Net income........................$       1.51 $       1.04  $       1.08
                                    ===========  ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.......................   7,431,000    7,432,000     7,597,000
                                    ===========  ===========   ===========
DILUTED INCOME PER COMMON SHARE:
  Income from continuing
   operations......................$       1.49 $        .90  $        .81
  Income from discontinued
   operations, net.................       -              .14           .27
                                    -----------  -----------   -----------
 Net income........................$       1.49 $       1.04  $       1.08
                                    ===========  ===========   ===========

WEIGHTED AVERAGE DILUTIVE SHARES
 OUTSTANDING.......................   7,509,000    7,486,000     7,602,000
                                    ===========  ===========   ===========

        See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           UNREALIZED GAINS    RETAINED
                                                                            (LOSSES) ON        EARNINGS        TOTAL
                                           COMMON STOCK         PAID-IN      INVESTMENTS,   (ACCUMULATED   STOCKHOLDERS'
                                     SHARES           AMOUNT     CAPITAL         NET           DEFICIT)        EQUITY
                                     -----------------------   --------------------------------------------------------
BALANCE AT DECEMBER 31, 1994........ 7,764,364   $ 7,764,000   $77,565,000   $(9,168,000)   $(20,467,000)   $55,694,000
 Purchase of common stock
  and warrants......................  (332,090)     (332,000)   (1,919,000)                                  (2,251,000)
 Net change in unrealized gains.....                                           9,663,000                      9,663,000
 Net income.........................                                                           8,200,000      8,200,000
 Realization of tax benefit of
  operating loss carryforwards
  subsequent to reorganization......                               599,000                                      599,000
 Common stock dividend..............                                                            (298,000)      (298,000)
                                     ---------    ----------    ----------    ----------     -----------     ----------
BALANCE AT DECEMBER 31, 1995........ 7,432,274     7,432,000    76,245,000       495,000     (12,565,000)    71,607,000
 Purchase of common stock
  and warrants......................      (505)                     (5,000)                                      (5,000)
 Net change in unrealized gains.....                                          (1,961,000)                    (1,961,000)
 Net income.........................                                                           7,758,000      7,758,000
 Capital transactions of subsidiary.                              (172,000)                                    (172,000)
 Common stock dividend..............                                                            (371,000)      (371,000)
                                     ---------    ----------    ----------    ----------     -----------     ----------
BALANCE AT DECEMBER 31, 1996........ 7,431,769     7,432,000    76,068,000    (1,466,000)     (5,178,000)    76,856,000
 Purchase of common stock
  and  warrants.....................    (1,600)       (2,000)      (22,000)                                     (24,000)
 Net change in unrealized gains.....                                           3,358,000                      3,358,000
 Net income.........................                                                          11,187,000     11,187,000
 Common stock dividend..............                                                            (372,000)      (372,000)
                                     ---------    ----------    ----------    ----------      ----------     ----------
BALANCE  AT DECEMBER 31, 1997....... 7,430,169   $ 7,430,000   $76,046,000   $ 1,892,000     $ 5,637,000    $91,005,000
                                     =========    ==========    ==========    ==========      ==========     ==========

                                  See accompanying notes to consolidated financial statements.



INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,                   1997          1996          1995
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.......................$ 11,187,000  $  7,758,000  $  8,200,000
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Amortization of deferred
   insurance acquisition costs....   3,581,000     3,819,000     3,898,000
  Realized (gains) losses on
   sales of investment securities.    (730,000)       30,000        44,000
  Unrealized losses (gains) on
   trading securities.............     191,000      (220,000)      (44,000)
  Equity (income)loss.............    (371,000)       33,000       527,000
  Depreciation....................     440,000       335,000       286,000
  Deferred tax expense (benefits).     206,000      (260,000)   (1,586,000)
  Income tax benefit credited
   to paid-in capital.............       -             -           599,000
  Income from discontinued
   operations, net................       -        (1,048,000)   (2,028,000)
  Other...........................    (867,000)        6,000       185,000
 Change in assets and
  liabilities:
  Net (purchases)sales of
   trading securities.............  (1,692,000)      905,000       188,000
  Increase in future
   insurance policy benefits,
   claims and other policy
   liabilities....................  80,003,000    48,236,000    11,435,000
  Additions to deferred insurance
   acquisition costs..............  (5,971,000)   (5,884,000)   (2,075,000)
  Change in net amounts due from
   and to reinsurers.............. (44,528,000)   (3,471,000)   (5,531,000)
  Change in income tax liability..   1,107,000      (176,000)     (507,000)
  Other...........................   2,587,000       593,000      (737,000)
                                   -----------   -----------   -----------
     Net cash provided by
      operating activities........  45,143,000    50,656,000    12,854,000
                                   -----------   -----------   -----------

                                                               (CONTINUED)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,                   1997          1996          1995
--------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from
  and to brokers..................$ 23,569,000  $   (691,000) $   (980,000)
 Sales and maturities of
  short-term investments..........  56,881,000    31,542,000    15,933,000
 Purchases of short-term
  investments..................... (64,793,000)  (34,479,000)  (22,609,000)
 Net sales (purchases) of resale
  and repurchase agreements.......  11,073,000   (31,348,000)   13,465,000
 Sales of equity securities.......  31,299,000    23,313,000    83,611,000
 Purchases of equity securities... (37,524,000)  (20,723,000)  (80,668,000)
 Sales and maturities of fixed
  maturities...................... 190,372,000   187,206,000   238,304,000
 Purchases of fixed maturities....(222,672,000) (215,254,000) (243,118,000)
 Proceeds on sales of other
  investments.....................   3,970,000     8,488,000     5,539,000
 Additional investments in
  other investments, net of
  distributions................... (20,327,000)  (15,786,000)   (7,217,000)
 Discontinued operations, net.....       -        18,470,000       984,000
 Other............................     262,000    (1,339,000)   (1,156,000)
                                   -----------   -----------   -----------
     Net cash (used) provided by
      investing activities........ (27,890,000)  (50,601,000)    2,088,000
                                   -----------   -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Repurchase of common stock and
  warrants........................     (24,000)       (5,000)   (2,251,000)
 Payments of investment-type
  insurance contracts.............  (4,190,000)   (4,190,000)   (4,190,000)
 Repayment of long-term debt......        -      (12,061,000)   (2,000,000)
 Dividends paid...................    (372,000)     (298,000)     (311,000)
                                   -----------   -----------   -----------
     Net cash used by
      financing activities........  (4,586,000)  (16,554,000)   (8,752,000)
                                   -----------   -----------   -----------
Increase (decrease) in cash
 and cash equivalents.............  12,667,000   (16,499,000)    6,190,000
Cash and cash equivalents,
 beginning of year................  10,361,000    26,860,000    20,670,000
                                   -----------   -----------   -----------
Cash and cash equivalents,
 end of year......................$ 23,028,000  $ 10,361,000  $ 26,860,000
                                   ===========   ===========   ===========

       See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A)  BUSINESS AND ORGANIZATION
       Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."
       On December 31, 1996, IHC consummated the distribution of the common stock of its majority-owned sign manufacturing subsidiary, Zimmerman Sign Company ("Zimmerman"), on a pro rata basis to the holders of record of IHC's common stock as of December 20, 1996. The Consolidated Financial Statements of the Company present Zimmerman as discontinued operations (see Notes 2 and 10).
       Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") hold approximately 55% of IHC's outstanding common stock.

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

(C)  ONE-FOR-TWO REVERSE STOCK SPLIT
        A one-for-two reverse stock split (the "reverse stock split") of IHC's common stock became effective on June 28, 1996; accordingly, common shares outstanding and per share calculations reflect the reverse stock split.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(D)  RECLASSIFICATION
        Certain    amounts   in   prior   years'   consolidated   financial
statements  and  notes  thereto  have  been  reclassified  to  conform   to
the 1997 presentation.

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

(G)  INVESTMENTS IN SECURITIES
       (i) Investments in fixed income securities (bonds (including Government National Mortgage Association ("GNMA") bonds)), notes and redeemable preferred stock), equity securities, and derivatives (options and options on future contracts) are valued as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and
Equity Securities." Investments in fixed income and equity securities are carried as follows:
            (a)   Fixed   income  securities  which  are  being   held   to
maturity ("held to maturity") are carried at amortized cost.
            (b)  Securities  which  are  held  for  trading  purposes   are
carried   at  estimated  fair  value  ("fair  value").   Unrealized   gains
or losses are credited or charged, as appropriate, to the Consolidated Statements of Operations.
           (c) Securities which may or may not be held to maturity ("available-for-sale") are carried at fair value. Unrealized gains or losses, net of deferred income taxes, are credited or charged, as appropriate, directly to stockholders' equity.
Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

       (ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold. Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned. Unrealized gains or losses on open transactions are credited or charged, as appropriate, to the Consolidated Statement of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of
the   securities.    When   the  transaction   is   closed,   the   Company
realizes   a   gain  or  loss  in  an  amount  equal  to   the   difference
between the price at which the securities were sold and the cost of replacing the borrowed securities.
       (iii) Gains or losses on sales of securities are determined on the basis of specific identification.
        (iv) The Company enters into derivative financial instruments, such as put and call option contracts on interest rate futures contracts, to minimize losses on portions of the
Company's fixed income portfolio in a rapidly changing interest rate environment and equity index options to offset fluctuations in the equity markets. The derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, net of deferred income taxes, credited or charged as appropriate directly to stockholders' equity for investments carried as available-for-sale or to the Consolidated Statement of Operations for investments carried as trading. All realized gains and losses are reflected currently in the Consolidated Statement of Operations.
       (v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

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

(K)  PROPERTY AND EQUIPMENT
       Property   and  equipment  included  in  other  assets  are   stated
at   cost  of  $1,723,000  and  $1,637,000  which  is  net  of  accumulated
depreciation   and   amortization   of   $1,734,000   and   $1,498,000   in
1997 and 1996, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been
provided   on   the   straight-line  method  over  the   estimated   useful
lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

       Future   policy  benefits  consist  of  the  following  at  December
31, 1997 and 1996:
                                          1997           1996
                                       ----------------------
                                            (IN THOUSANDS)

     Life.............................$ 67,028       $ 53,299
     Accident and health.............. 102,054         62,295
                                       -------        -------
                                      $169,082       $115,594
                                       =======        =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(M)  FUNDS ON DEPOSIT
        Funds received for certain long duration contracts (principally, annuities and universal life policies) are credited directly to a policyholder liability account-funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at an annual rate of 4.5% to 13.9% in 1997 and 1996.

(N)  INSURANCE PREMIUM REVENUE RECOGNITION
       Insurance   premiums,   including  reinsurance   premiums   assumed,
are recognized as revenue over the premium paying period of the policies. Credit life and health premiums are recognized over the term of the policy.

(O)  PARTICIPATING POLICIES
       Participating   policies  represent  12.9%,  7.0%,   and   6.6%   of
the  individual  life  insurance  in-force  and  .8%,  1.7%,  and  2.0%  of
the   net   premium  income,  as  of  and  for  the  years  ended  December
31, 1997, 1996 and 1995, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. With respect to Standard Life, New York State Insurance Department requirements limit the amount of profit on participating policies which can inure to stockholders to 10% of such profits or $.50 per year per $1,000 of such insurance in-force, whichever is greater. At December 31, 1997, the stockholder's equity of the insurance companies was not restricted because of participating policyholders' surplus.

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

(Q)  INCOME PER COMMON SHARE
        In December 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Accordingly, all prior earnings per share calculations have been restated to

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

reflect   the   new  standard.  Included  in  the  diluted   earnings   per
share calculation for 1997, 1996 and 1995, respectively, are 78,000, 54,000 and 5,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 1,965,697 shares of common stock at $16.37 per share were not included in the computation of diluted earnings per share because the warrants' purchase price was greater than the
average   market  price  of  the  common  shares  during  1997,  1996   and
1995.

(R) REINSURANCE
       Amounts paid for or recoverable under reinsurance contracts are included in total assets as reinsurance balances, or reinsurance prepaid. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(S)  STOCK BASED COMPENSATION
       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plan. Since stock options under the plan are issued at fair market value on date of grant, no compensation cost has been recognized in the Consolidated Statement of Operations.
Accordingly, the Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

(T)  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
       In   June   1997,   the   Financial   Accounting   Standards   Board
("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise
and   Related   Information."   SFAS  No's.  130  and  131  are   effective
for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

       In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In December 1996, FASB issued SFAS No. 127,

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

"Deferral   of   the   Effective  Date  of  Certain  Provisions   of   FASB
Statement   No.  125."  The  requirements  of  SFAS  No.  125   have   been
deferred  by  SFAS  No.  127,  are  effective  after  December  31,   1997,
and will be applied prospectively; earlier or retroactive application is not permitted. The Company is evaluating the Statement but does not expect it to have a material impact on the Company.

NOTE 2.  DISCONTINUED OPERATIONS

       On   December   31,  1996,  IHC  consummated  the  distribution   of
the common stock of Zimmerman on a pro rata basis to holders of record of IHC's common stock as of December 20, 1996.
       The   terms  of  the  distribution  provided  for  IHC  shareholders
to   receive   one  share  of  Zimmerman  common  stock   for   each   five
shares   of   IHC   common   stock,  and  cash  in   lieu   of   fractional
shares.    IHC  received  a  ruling  from  the  Internal  Revenue   Service
that the distribution would be tax-free to IHC shareholders, and that IHC would not recognize income, gain or loss as a result of the transaction.
       In connection with the distribution, Zimmerman entered into banking arrangements in October 1996 to borrow up to an aggregate of $33,000,000, of which $10,000,000 consists of subordinated debt guaranteed by a subsidiary of IHC (see also Note 10). The proceeds of borrowing by Zimmerman under such arrangements were used, among other things, to repay all of its prior outstanding indebtedness and to pay a $19,701,000 special cash dividend to its shareholders. From its $18,470,000 portion of the special dividend, IHC repaid all of its $10,000,000 of indebtedness, contributed $5,000,000 to Madison Life in exchange for a surplus note, and used the balance for working capital. Expenses of $1,106,000 incurred in connection with the distribution transaction are recorded in discontinued operations, net on the Consolidated Statement of Operations.
        Since Zimmerman has historically comprised all of the Company's manufacturing segment, the Consolidated Financial Statements and notes thereto of the Company reflect Zimmerman as discontinued operations.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 2.  DISCONTINUED OPERATIONS (CONTINUED)

       Income   from   discontinued  operations   for   the   years   ended
December 31, 1996 and 1995 is summarized as follows:

                                    1996           1995
                                    -------------------
                                       (IN THOUSANDS)

     Revenues....................$41,277        $41,669
                                  ======         ======
     Operating income from
      discontinued operations,
      net of minority interest...$ 1,709        $ 3,280
     Income taxes................    661          1,252
                                  ------         ------
     Net income from
      discontinued operations....$ 1,048        $ 2,028
                                  ======         ======

       During 1996, Zimmerman was included in the consolidated federal income tax return filed by the Company. On a separate company basis, Zimmerman had a tax sharing agreement with IHC for the periods presented; accordingly, discontinued operations are shown net of applicable taxes in accordance with such agreement.

NOTE 3.  RESALE AGREEMENTS

       Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 1997, the Company had $25,469,000 in resale agreements outstanding, all of which settled on January 2, 1998 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements and values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

NOTE 4.  INVESTMENT SECURITIES

       The   cost,   (amortized  cost  with  respect   to   certain   fixed
maturities)   gross   unrealized  gains,  gross   unrealized   losses   and
fair value of investments in securities are as follows:

                                     DECEMBER 31, 1997
                          ---------------------------------------
                                      GROSS       GROSS
                          AMORTIZED UNREALIZED  UNREALIZED  FAIR
                            COST      GAINS      (LOSSES)   VALUE
                          ---------------------------------------
                                      (IN THOUSANDS)
FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities...$ 29,974  $    392   $   (247) $ 30,119
  U.S. Government and
   agencies obligations..  43,510       690        (54)   44,146
  GNMA's................. 123,464     1,287         (7)  124,744

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 4.  INVESTMENT SECURITIES (CONTINUED)

                                    DECEMBER 31, 1997
                         ----------------------------------------
                                     GROSS       GROSS
                         AMORTIZED UNREALIZED  UNREALIZED   FAIR
                           COST      GAINS      (LOSSES)    VALUE
                         ----------------------------------------
                                     (IN THOUSANDS)
  Obligations of states
   and political
   subdivisions..........   2,352        63       (100)    2,315
                          -------   -------    -------   -------
 Total fixed maturities..$199,300  $  2,432   $   (408) $201,324
                          =======   =======    =======   =======
EQUITY SECURITIES
-----------------
 AVAILABLE-FOR-SALE:
  Common stock...........$  8,771  $    786   $    (98) $  9,459
  Preferred stock........   2,059       206       -        2,265
                          -------   -------    -------   -------
                           10,830       992        (98)   11,724
                          =======   =======    =======   =======
TRADING:
  Common stock...........   1,832        71       (131)    1,772
                          -------   -------    -------   -------
 Total equity securities.$ 12,662  $  1,063   $   (229) $ 13,496
                          =======   =======    =======   =======

                                    DECEMBER 31, 1996
                         ----------------------------------------
                                     GROSS       GROSS
                         AMORTIZED UNREALIZED  UNREALIZED   FAIR
                           COST      GAINS      (LOSSES)    VALUE
                         ----------------------------------------
                                     (IN THOUSANDS)
FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities...$ 30,204  $    377   $ (1,311) $ 29,270
  U.S. Government and
   agencies obligations..  28,832       180       (747)   28,265
  GNMA's................. 106,701        69       (844)  105,926
  Obligations of states
   and political
   subdivisions..........   1,618        44        (83)    1,579
                          -------   -------    -------   -------
Total fixed maturities...$167,355  $    670   $ (2,985)  165,040
                          =======   =======    =======   =======
EQUITY SECURITIES
-----------------
 AVAILABLE-FOR-SALE:
  Common stock...........$  2,211  $    283   $    (31) $  2,463
  Preferred stock........   1,440       105      -         1,545
                          -------   -------    -------   -------
                            3,651       388        (31)    4,008
                          -------   -------    -------   -------
TRADING:
  Common stock...........     335        84      -           419
                          -------   -------    -------   -------
 Total equity securities.$  3,986  $    472   $    (31) $  4,427
                          =======   =======    =======   =======

FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
--------------------------
TRADING:
 Common stock............$   (585) $     46   $  -      $   (539)
                          =======   =======    =======   =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 4.  INVESTMENT SECURITIES (CONTINUED)

      The amortized cost and fair value of fixed income securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities
because    borrowers   may   have   the   right   to   call    or    prepay
obligations with or without call or prepayment penalties. Excluding extraordinary paydowns, the average life of GNMA's is materially less than the stated maturity.

                                        AMORTIZED   FAIR
                                           COST     VALUE
                                        -----------------
                                          (IN THOUSANDS)

Due after one year through
 five years...........................$  4,753   $  4,875
Due after five years through
 ten years............................  46,181     46,826
Due after ten years...................  24,902     24,879
                                       -------    -------
                                        75,836     76,580
GNMA's - 15 year......................  43,555     44,159
GNMA's - 30 year......................  79,909     80,585
                                       -------    -------
                                      $199,300   $201,324
                                       =======    =======

       The average fair value of trading options and futures contract sold, but not yet purchased was $85,000 and $97,000 for 1997 and 1996, respectively.
       $3,971,000 of gross gains and $3,423,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1997.
       $4,187,000 of gross gains and $3,862,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1996.
       $9,543,000 of gross gains and $9,783,000 of gross losses were realized on sales of available-for-sale securities for the year ended December 31, 1995.
       At December 31, 1997, the Company had no investments in derivative financial instruments.

NOTE 5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

       The   following  methods  and  assumptions  were  used  to  estimate
the   fair   value   of  financial  instruments  not  disclosed   elsewhere
in the notes:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________________________________________________________________________
NOTE 5.   FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
          (CONTINUED)

(A)  MORTGAGE LOANS
        The    fair   value   of   mortgage   loans   is   calculated    by
discounting the scheduled cash flows at a current market interest rate adjusted for credit risk. Prepayments were not assumed to occur due to the low interest rates on the mortgages.

(B)  POLICY LOANS
       The fair value of policy loans is calculated by projecting the current policy loans in the aggregate to the end of the
expected   lifetime  period  of  the  life  insurance   business   at   the
average policy loan rates and discounting them at a current market policy loan interest rate.

(C)  FUNDS ON DEPOSIT
       The Company has two types of funds on deposit. The first type is credited with a current market interest rate, resulting in a carrying value which approximates fair value. The second type carries fixed interest rates which are currently higher than current market interest rates. The fair value of these deposits
was   determined   by  discounting  the  payments  using   current   market
interest rates.

       The   estimate   fair  values  of  financial  instruments   are   as
follows:
                      DECEMBER 31, 1997       DECEMBER 31, 1996
                      -------------------------------------------
                      CARRYING       FAIR     CARRYING       FAIR
                       AMOUNT       VALUE      AMOUNT       VALUE
                      -------------------------------------------
                                    (IN THOUSANDS)

FINANCIAL ASSETS:
 Fixed maturities.....$201,324   $201,324     $165,040   $165,040
 Equity securities....  13,496     13,496        4,427      4,427
 Mortgage loans.......     291        313          373        431
 Policy loans.........   8,677      8,327        6,582      6,085

FINANCIAL LIABILITIES:
 Funds on deposit.....  72,187     74,280       68,915     71,429
 Financial instruments
  sold but not yet
  purchased...........   -          -              539        539

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 6.  NET INVESTMENT INCOME

       Major   categories   of  net  investment  income   for   the   years
ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                    1997        1996        1995
                                  ------------------------------
                                           (IN THOUSANDS)

 Fixed maturities................$12,471     $11,146     $ 9,328
 Equity securities...............    406         404         681
 Short-term investments..........  1,444       1,437       1,371
 Other...........................    500         521         441
 Investment income from the
  purchase of business...........  1,210       1,102          19
 Investment income from
  partnerships...................  5,831       2,644       2,257
 Investment expenses.............   (328)       (337)       (212)
                                  ------      ------      ------
  NET INVESTMENT INCOME..........$21,534     $16,917     $13,885
                                  ======      ======      ======

NOTE 7.  NET REALIZED AND UNREALIZED GAINS (LOSSES)

       Net   realized   and  unrealized  gains  (losses)   on   investments
for   the   years  ended  December  31,  1997,  1996  and   1995   are   as
follows:

                                    1997        1996        1995
                                  ------------------------------
                                          (IN THOUSANDS)

Net realized gains (losses)
 Fixed maturities................$  (209)    $  (411)    $ 1,258
 Equity securities...............  1,544         937       4,283
 Financial instruments sold,
  but not yet purchased..........    113         (75)     (1,177)
 Options - available for sale....   (328)         (7)     (3,006)
 Options - trading...............      -           -         (80)
 Futures contracts...............   (126)       (477)     (1,286)
 Other...........................   (264)          3         (36)
                                  ------      ------      ------
Net realized gains (losses)......    730         (30)        (44)
Net unrealized (losses) gains....   (191)        220          44
                                  ------      ------      ------
 NET REALIZED AND UNREALIZED
  GAINS..........................$   539     $   190     $     -
                                  ======      ======      ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________________________________________________________________________
NOTE 8.  OTHER INVESTMENTS

       Other   investments  consist  of  the  following  at  December   31,
1997 and 1996:
                                               1997          1996
                                            ---------------------
                                               (IN THOUSANDS)

     Partnership interests.................$ 40,221      $ 23,417
     Policy loans..........................   8,677         6,582
     Mortgage loans........................     291           373
     Real estate...........................   -               811
     Other.................................   1,270         1,500
                                            -------       -------
                                           $ 50,459      $ 32,683
                                            =======       =======
Included   in   partnership   interests  are  the   following   significant
investments:

A)  Dolphin Limited Partnership

       The Company had invested $19,358,000 and $11,442,000 at December 31, 1997 and 1996, respectively, in Dolphin Limited Partnership ("Dolphin"), a limited partnership which invests in relatively "market neutral" strategies, such as risk arbitrage, convertible arbitrage and distressed situations.
      The condensed balance sheets of Dolphin at December 31, 1997 and 1996 are as follows:

                                               1997          1996
                                            ---------------------
                                               (IN THOUSANDS)

Investments at market value................$ 40,563      $ 46,916
Due from brokers...........................  14,535        11,233
Other assets...............................     146           140
                                            -------       -------
     Total assets..........................$ 55,244      $ 58,289
                                            =======       =======
Financial instruments sold, but not
 yet purchased.............................$ 11,001      $ 12,769
Due to brokers.............................   -             7,940
Other liabilities..........................      71           151
                                            -------       -------
     Total liabilities.....................  11,072        20,860
                                            -------       -------
Partners' capital
 IHC.......................................  19,358        11,442
 Other partners............................  24,814        25,987
                                            -------       -------
Partners' capital..........................  44,172        37,429
                                            -------       -------
     Total liabilities and
      partners' capital....................$ 55,244      $ 58,289
                                            =======       =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 8.  OTHER INVESTMENTS (CONTINUED)

       The   condensed  statements  of  operations  for  Dolphin  for   the
years ended December 31, 1997 and 1996 are as follows:

                                               1997          1996
                                            ---------------------
                                               (IN THOUSANDS)

Net realized and unrealized gains..........$ 10,459      $  5,145
Net investment income......................   1,592         1,123
                                            -------       -------
 Total revenues............................  12,051         6,268

Expenses...................................   1,387           859
                                            -------       -------
Net income.................................$ 10,664      $  5,409
                                            =======       =======
IHC's share of net income..................$  4,016      $  1,681
                                            =======       =======
B)  Incopoint Limited Partnership

       The Company had invested $11,299,000 and $9,883,000 at December 31, 1997 and 1996, respectively, in Incopoint Limited Partnership ("Incopoint"), a limited partnership which invests in relatively "market neutral" strategies, such as equity arbitrage in the utility sector.
       The condensed balance sheets of Incopoint at December 31, 1997 and 1996 are as follows:

                                               1997          1996
                                            ---------------------
                                               (IN THOUSANDS)

Cash and investments at market value.......$ 52,231      $ 42,453
Other assets...............................   1,854         3,876
                                            -------       -------
     Total assets..........................$ 54,085      $ 46,329
                                            =======       =======
Financial instruments sold, but not
 yet purchased.............................$ 27,703      $ 22,239
Other liabilities..........................   2,526         2,828
                                            -------       -------
     Total liabilities.....................  30,229        25,067
                                            -------       -------
Partners' capital
 IHC.......................................  11,299         9,883
 Other partners............................  12,557        11,379
                                            -------       -------
Partners' capital..........................  23,856        21,262
                                            -------       -------
     Total liabilities and
      partners' capital....................$ 54,085      $ 46,329
                                            =======       =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 8.  OTHER INVESTMENTS (CONTINUED)

       The condensed statements of operations for Incopoint for the years ended December 31, 1997 and 1996 are as follows:

                                               1997          1996
                                            ---------------------
                                                (IN THOUSANDS)
Net realized and unrealized gains..........$  3,002       $ 2,070
Net investment income (expense)............     (98)           56
                                            -------        ------
 Total revenues............................   2,904         2,126

Expenses...................................     135           142
                                            -------        ------
Net income.................................$  2,769       $ 1,984
                                            =======        ======
IHC's share of net income..................$  1,290       $   922
                                            =======        ======
NOTE 9.  LIABILITY FOR UNPAID CLAIMS

        The liability for unpaid claims and claim adjustment expenses represents amounts needed to provide for the estimated cost of settling claims relating to insured events that have been incurred  prior  to  the  balance  sheet  date  which  have  not  yet  been settled.
       The change in the liability for unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for December 31, 1997, 1996 and 1995 is as follows:
                                    1997        1996         1995
                                  -------------------------------
                                           (IN THOUSANDS)

Balance at beginning of year.....$ 2,178     $ 3,403      $ 1,815
Less:  reinsurance
 recoverables....................    512         531          327
                                  ------      ------       ------
Net balance at beginning
 of year.........................  1,666       2,872        1,488
                                  ------      ------       ------
Amount incurred:
Current year..................... 35,426      26,997       20,234
Prior years......................  6,550       7,003        4,530
                                  ------      ------       ------
 Total........................... 41,976      34,000       24,764
                                  ------      ------       ------
Amount paid, related to:
Current year..................... 29,973      22,077       14,490
Prior years...................... 11,130      13,129        8,890
                                  ------      ------       ------
  Total.......................... 41,103      35,206       23,380
                                  ------      ------       ------
Net balance end of year..........  2,539       1,666        2,872
Plus:  reinsurance recoverables..    275         512          531
                                  ------      ------       ------
Balance at end of year...........  2,814       2,178        3,403

Unpaid life claims...............  3,465       1,736        1,759
                                  ------      ------       ------
Total insurance policy claims....$ 6,279     $ 3,914      $ 5,162
                                  ======      ======       ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 9.  LIABILITY FOR UNPAID CLAIMS (CONTINUED)

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

NOTE 10.  LIABILITIES OF BUSINESS TRANSFERRED

        In    connection   with   the   distribution   of   Zimmerman,    a
subsidiary    of    the    Company    has   guaranteed    $10,000,000    of
subordinated   debt   of   Zimmerman.    Accordingly,   the    credit    to
stockholders' equity of $7,905,000 or $1.06 per share that would have been recorded upon consummation of the distribution of Zimmerman has been deferred until such time as the subordinated debt is repaid or the guarantee is eliminated. Such subordinated debt matures on October 31, 2001. In conjunction with the guarantee, such subsidiary entered into a $10,000,000 line of credit  on  October  31,  1996  which may be  drawn  on  in  the  event  of a default in repayment by Zimmerman of its subordinated debt. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions and (iii) is secured by the stock of Madison Life and its immediate parent company and contribution notes of Madison Life aggregating $25,000,000. At December 31, 1997, there were no amounts outstanding under the line of credit.

NOTE 11.  LONG-TERM DEBT

       Cash  payments  for  interest  were  $764,000  and  $1,241,000,  for
the   years   ended   December  31,  1996  and  1995,  respectively.    All
long-term debt was repaid during 1996.

NOTE 12.  PREFERRED STOCK

       During  1996,  IHC  reduced  the  number  of  authorized  shares  of
preferred   stock,   par  value  $1.00  per  share,  from   20,000,000   to
100,000.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 13.  COMMON STOCK

(A)    IHC   has   reserved   2,745,890  shares   of   common   stock   for
issuance   under  its  stock  option  plan  and  outstanding  warrants   at
December 31, 1997.

(B)    In  1991,  IHC  initiated  a  program  of  repurchasing  shares   of
its common stock and warrants. From January 1, 1991 through December 31, 1997, 2,132,322 common shares, or 23% of the amount outstanding on January 1, 1991, were repurchased at a cost of $10,957,000. All of such repurchased shares have either been retired or reissued.

(C)   During  1996,  IHC  reduced  the  number  of  authorized  shares   of
common   stock,   par   value   $1.00  per  share,   from   50,000,000   to
15,000,000.

NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS

(A)  STOCK OPTIONS

       On   May  25,  1988,  the  stockholders  approved  the  amended  and restated Stock Option and Incentive Stock Option Plan (the "Plan") under which 800,000 shares of common stock were reserved for options and other common stock awards to be granted under the Plan. On March 25, 1998, the Company's Board of Directors approved certain amendments to the Plan, including eliminating the prohibition on granting options after May 25, 1998. Under the terms of the Plan, exercise prices are equal to the quoted market value of the shares at the date of grant. Further, the options will expire ten years from the date of grant; with regard to employees, options will vest ratably over a three-year period beginning on the first anniversary of the date of grant, and with regard to directors, options will vest six months from the date of grant. At December 31, 1997, options to purchase 394,942 shares were available for future grants under the plan.
      As a result of the reverse stock split in 1996, the number of shares of common stock reserved for issuance, the number of options outstanding and the exercise price per share of the outstanding options were adjusted correspondingly. As a result of the spin-off of Zimmerman, the exercise price per share of all options outstanding was reduced by $.59. Prior years have been adjusted to reflect these changes.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS (CONTINUED)

      The following table summarizes information with respect to stock options granted under the plan for the years ended December 31, 1997, 1996 and 1995:

                          1997              1996               1995
                    ------------------------------------------------------
                             Weighted          Weighted           Weighted
                             Average           Average            Average
                             Exercise          Exercise           Exercise
                    Shares    Price   Shares    Price   Shares     Price
                    ------   -------- ------   -------- ------    --------
Outstanding,
 beginning of year  338,250   $ 6.52  316,250   $ 6.37   18,500   $ 7.48
Granted              62,000   $ 7.77   22,000   $ 8.58  300,750   $ 6.30
Forfeited           (15,000)  $ 6.10    -       $ -      (3,000)  $ 5.94
                    -------           -------           -------
Outstanding,
 end of year        385,250   $ 6.73  338,250   $ 6.52  316,250   $ 6.37
                    =======           =======           =======
Exercisable
 at year end        216,167           118,750            20,000
                    =======           =======           =======
      The following table is a summary of stock options outstanding at December 31, 1997:

                 Options Outstanding                    Options Exercisable
----------------------------------------------------- ---------------------
                                Remaining
                                 Weighted    Weighted              Weighted
    Range of                     Average     Average               Averaged
    Exercise         Number    Contractual   Exercise    Number    Exercise
     Prices       Outstanding      Life       Price   Exercisable   Price
    --------      -----------  -----------   -------- -----------  --------
                                (In Years)
$ 1.91 - $ 3.28       4,500        3.8       $ 2.36       4,500     $ 2.36
$ 5.16 - $ 5.97     199,250        7.2       $ 5.96     134,667     $ 5.95
$ 7.09 - $10.25     176,000        8.2       $ 7.58      71,500     $ 7.43
$10.91 - $11.91       5,500        0.9       $11.29       5,500     $11.29
                    -------                             -------
$ 1.91 - $11.91     385,250        7.6       $ 6.73     216,167     $ 6.50
                    =======                             =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________________________________________________________________________
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS (CONTINUED)

        The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Since stock options under the Plan are issued at fair market value on date of the grant, no compensation cost has been recognized in the Consolidated Statement of Operations.
       SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25 whereby the compensation cost is measured at the grant date based on  the  value  of  the  award,  and  such  cost  is  recognized  over  the vesting period of the options. Had the Company applied SFAS No. 123 in accounting for stock options, net income and net income per share, basic, for the years ended December 31, 1997, 1996 and 1995 would have been as follows:

                   1997              1996              1995
                   ----              ----              ----
                In      Per       In      Per       In      Per
             Thousands Share   Thousands Share   Thousands Share
             --------- -----   --------- -----   --------- -----
Net income,
 as reported $11,187   $1.49   $ 7,758   $1.04   $ 8,200   $1.08
SFAS No. 123
 pro forma
 adjustments    (321)   (.04)     (287)   (.04)     (144)   (.02)
              ------    ----    ------    ----    ------    ----
Net income,
 pro forma   $10,866  $ 1.45   $ 7,471   $1.00   $ 8,056   $1.06
              ======    ====    ======    ====    ======    ====

      No tax has been provided on the calculation of SFAS No. 123 because a valuation allowance would have been provided for this temporary difference.
       The   pro  forma  adjustments  relate  to  options  granted   during
1997, 1996 and 1995 for which a fair value on the date of the grant was determined using the Black-Scholes model of theoretical options pricing, and were based on the following assumptions: (i) expected volatility is based on the three year period, calculated weekly, preceding the date of grant; (ii) the risk-free rate of return is based on the 10-year U.S. Treasury Note yield to maturity as at the date of grant; (iii) dividend yield assumes that the current dividend rate paid on the Common Stock continues unchanged until the expiration date of the options; (iv) an expected life that coincides with the term of the option; and (v) a three-year phased-in vesting period that averages two years. No effect has been given to options granted prior to 1995. The weighted average fair value of options granted during 1997, 1996 and 1995 was $2.95, $3.48 and $2.68 per share, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS (CONTINUED)

Valuation and related assumption information are presented below:

                      Weighted averages for options issued during
                          1997             1996              1995
                      -------------------------------------------
Valuation assumptions:
Expected life,
 in years                 10.0             10.0             10.0
Expected volatility       12.0%            12.8%            15.7%
Risk free interest
 rate                      6.4%             6.5%             6.6%
Expected annual
 dividends per share     $ .05            $ .05            $ .04

(B)  SHARE PURCHASE WARRANTS

       At  December  31,  1997,  1,287,294  share  purchase  warrants  were outstanding. The warrants are exercisable through June 30, 2001 for a maximum of 1,965,697 shares of common stock at $25.00 for
1.527 shares of common stock (which equates to an exercise price of $16.37 per share) (as adjusted for the reverse stock split and the distribution of Zimmerman).
        Since the inception of IHC's repurchase plan through December 31, 1997, 404,491 warrants have been repurchased at a cost of $131,000. All of such repurchased warrants have been retired.

NOTE 15.  INCOME TAXES

      The provision for income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 is as follows:

                             1997            1996           1995
                          ---------------------------------------
                                       (IN THOUSANDS)
     CURRENT:
      U.S. Federal........$ 1,834          $  132        $   (45)
      State and Local.....     61             238            231
                            -----            ----           ----
                            1,895             370            186
                            -----            ----          -----
     DEFERRED:
      U.S. Federal........    106            (204)        (1,415)
      State and Local.....    100             (56)          (171)
                            -----            ----          -----
                              206            (260)        (1,586)
                            -----            ----          -----
      Income tax expense
       (benefit)..........$ 2,101          $  110        $(1,400)
                            =====            ====          =====

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 15.  INCOME TAXES (CONTINUED)

      The Federal statutory rate of 34% in 1997, 1996 and 1995 is reconciled to the Company's effective income tax rate as follows:

                               1997          1996           1995
                             -----------------------------------
                                        (IN THOUSANDS)

     Tax computed at the
      statutory rate........$ 4,518       $ 2,319        $ 1,623

     Dividends received
      deduction and tax
      exempt interest.......   (163)         (131)          (198)
     Special life insurance
      statutory deductions..   (369)         (200)          (918)
     State income taxes, net
      of Federal effect.....    107           120            (24)
     Tax loss carryforwards
      recognized for
      financial reporting
      purposes.............. (1,109)       (1,922)        (1,733)
     Valuation allowance....   (860)         (118)          (132)
     Other, net.............    (23)           42            (18)
                             ------        ------         ------
     Income tax expense
      (benefit).............$ 2,101       $   110        $(1,400)
                             ======        ======         ======

      The income tax expense (benefit) for the year ended December 31, 1997 allocated to stockholders' equity for unrealized gains on investment securities was $1,536,000, representing the change in the deferred tax liability of $1,044,000 at December 31, 1997 from the deferred tax asset of $492,000 at December 31, 1996.
        Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and
liabilities   that   give   rise   to   the   deferred   tax   assets   and
liabilities   at   December   31,   1997   and   1996   relate    to    the
following:

                                              1997           1996
                                            ---------------------
                                               (IN THOUSANDS)

DEFERRED TAX ASSETS:
     Loss carryforwards....................$ 1,462        $ 3,514
     Other investments.....................     22            896
     Unrealized losses on
      investment securities................     62            742
     Deferred insurance policy
      acquisition costs....................  1,636            880
     Future insurance policy benefits......  1,197          1,801
     Other.................................  3,228          2,517
                                            ------         ------

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________________________________________________________________________

NOTE 15.  INCOME TAX (CONTINUED)

                                             1997           1996
                                            --------------------
                                               (IN THOUSANDS)

      Total gross deferred
       tax assets........................   7,607         10,350

     Less valuation allowance............  (3,982)        (7,191)
                                            -----          -----
     Net deferred tax assets.............   3,625          3,159
                                            -----          -----
DEFERRED TAX LIABILITIES:
     Other investments...................     982            481
     Unrealized gains on
      investment securities..............   1,015             84
     Deferred insurance policy
      acquisition costs..................   4,262          3,564
     Future insurance policy
      benefits...........................     262            -
     Other...............................     890          1,074
                                            -----          -----
          Total gross deferred
           tax liabilities...............   7,411          5,203
                                            -----          -----
          Net deferred tax
           liability.....................$ (3,786)       $(2,044)
                                            =====          =====

       The $3,209,000 decrease in the valuation allowance for the year ended December 31, 1997 is primarily attributable to net changes in loss carryforwards and investment losses.
       In   1988,   the   Company  adopted  SFAS  No.  96  retroactive   to
January 1, 1987. Accordingly, tax benefits of net operating loss carryforwards that existed as of the date of the quasi-
reorganization were recognized in 1988 and 1987 as a reduction of income tax expense. In September 1989, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin
("SAB")  No.  86  in  which  the  SEC  stated  that  registrants   may   no
longer treat the tax benefits of such net operating loss carryforwards as prescribed by SFAS No. 96. Under SAB No. 86, which was adopted prospectively in 1989, registrants are required
to   record   a   charge   in  lieu  of  Federal  income   taxes   in   the
Consolidated Statement of Operations with a corresponding credit to paid-in capital. For the year ended December 31, 1995, the
Company recorded $599,000 in accordance with SAB No. 86. There was no impact on consolidated stockholders' equity related to the adoption of SAB No. 86. As of December 31, 1995, there were no remaining tax benefits to be recognized for net operating loss carryforwards under SAB No. 86.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 15.  INCOME TAXES (CONTINUED)

       The Company files a consolidated Federal income tax return on a June 30 fiscal year. At December 31, 1997, IHC had no consolidated net operating loss carryforwards; IHC did have available on a separate return basis, however, acquired net operating loss carryforwards of $4,300,000 on a tax return basis.
       The utilization of acquired net operating loss carryforwards is limited in any one year to the lesser of (i) the Company's consolidated taxable income or (ii) IHC's parent only taxable income computed on a separate return basis.
       The net operating losses with their expiration dates are as follows: (in thousands)

                                 SEPARATE
     EXPIRATION DATE              RETURN
     ---------------              ------
     1998.......................$  2,500
     1999.......................$  1,800

       Under provisions of the Life Insurance Company Tax Act of 1959, certain special deductions were allowed life insurance companies for Federal income tax purposes and were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account will result in the Company incurring an additional tax. The Company has provided through its income tax provision on operations a tax expense of $1,122,000 in 1992 and prior years for this additional tax related to the policyholders' surplus account. A deferred tax liability of $936,000, related to the $2,753,000 remaining balance of the policyholders' surplus account, has not been recognized. This liability will be recognized when the Company expects that a transaction will occur which will give rise to a
tax    on   the   remaining   balance   of   the   policyholders'   surplus
account.
        Net cash payments for income taxes were $866,000, $1,211,000, and $1,355,000 in 1997, 1996 and 1995, respectively.

NOTE 16.  COMMITMENTS AND CONCENTRATION OF CREDIT RISK

       Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 1997, 1996 and 1995 for operating leases was $707,000, $687,000, and $643,000, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 16.  COMMITMENTS AND CONCENTRATION OF CREDIT RISK
          (CONTINUED)

       The   approximate  minimum  annual  rental  expense  for   operating
leases   that   have  remaining  non-cancelable  lease  terms   in   excess
of one year at December 31, 1997 are as follows (in thousands):

                    1998............$   590
                    1999............    589
                    2000............    508
                    2001............    423
                    2002............    246
                                      -----
                      Total         $ 2,356
                                      =====

       The  Company  does  not  provide  any  post-retirement  benefits  to its employees.
        At   December   31,   1997,   the   Company   had   no   investment
securities   of   any   one   issuer  or  in   any   one   industry   which
exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies.
       A   subsidiary   of   the   Company  is   contingently   liable   as
guarantor   of   Zimmerman's   $10,000,000  of   subordinated   debt.    At
December   31,  1997,  $7,905,000  of  the  $10,000,000  was  recorded   as
a liability for business transferred until such time as the guarantee is eliminated (see Note 10).
       Fixed maturities with a carrying value of $5,041,000 and $5,340,000 were on deposit with various state insurance departments at December 31, 1997 and 1996, respectively.
       The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

NOTE 17.  REINSURANCE

       Standard Life and Madison Life reinsure portions of certain business in order to limit the assumption of disproportionate risks. Standard Life and Madison Life retain varying amounts of individual life or group life insurance up to a maximum on any one life of $210,000 and $25,000, respectively. Amounts not retained are ceded to other companies on an automatic or facultative basis. Standard Life and Madison Life are contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. In addition, Standard Life and Madison Life participate in various coinsurance treaties. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 17.  REINSURANCE (CONTINUED)

        The   effect   of   reinsurance   on   life   insurance   in-force,
benefits to policyholders and premiums earned is as follows:

                            ASSUMED      CEDED
                  DIRECT   FROM OTHER   TO OTHER   NET    ASSUMED
                  AMOUNT   COMPANIES   COMPANIES  AMOUNT   TO NET
                  -----------------------------------------------
                                   (IN THOUSANDS)

LIFE INSURANCE IN-FORCE:
-----------------------
DECEMBER 31,1997 $5,365,058 $ 787,426 $2,443,005 $3,709,479 21.2%
DECEMBER 31,1996  4,563,520   488,762  2,215,533  2,836,749 17.2%
DECEMBER 31,1995  4,022,104   552,707  1,988,965  2,585,846 21.4%

BENEFITS TO POLICYHOLDERS:
-------------------------
DECEMBER 31,1997 $ 117,477  $  14,635 $   75,962 $   56,150 26.1%
DECEMBER 31,1996    95,567      7,867     58,193     45,241 17.4%
DECEMBER 31,1995    81,930      6,370     53,069     35,231 18.1%

PREMIUMS EARNED:
---------------
DECEMBER 31, 1997
  Life...........$  18,684  $   4,792 $    7,065 $   16,411 29.2%
  Health.........  160,699     26,422    121,331     65,790 40.2%
                   -------    -------    -------    -------
                 $ 179,383  $  31,214 $  128,396 $   82,201 38.0%
                   =======    =======    =======    =======
DECEMBER 31, 1996
  Life...........$  17,948  $   2,181 $    6,974 $   13,155 16.6%
  Health.........  132,125     10,206     85,901     56,430 18.1%
                   -------    -------    -------    -------
                 $ 150,073  $  12,387 $   92,875 $   69,585 17.8%
                   =======    =======    =======    =======
DECEMBER 31, 1995
  Life...........$  16,030  $   2,821 $    6,530 $   12,321 22.9%
  Health.........  111,154      3,686     70,760     44,080  8.4%
                   -------    -------    -------    -------
                 $ 127,184  $   6,507 $   77,290 $   56,401 11.5%
                   =======    =======    =======    =======

NOTE 18.  SEGMENT REPORTING

       The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment. Corporate assets are composed principally of cash equivalents, resale agreements, marketable securities, the Company's remaining real estate holdings and certain other investments. Information by business segment for the years ended December 31, 1997, 1996 and 1995 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 18.  SEGMENT REPORTING (CONTINUED)

                                 1997          1996          1995
                              -----------------------------------
                                        (IN THOUSANDS)

REVENUES:
 Insurance...................$103,231      $ 87,784      $ 69,792
 Corporate...................   3,526         1,560         1,635
                              -------       -------       -------
                             $106,757      $ 89,344      $ 71,427
                              =======       =======       =======
OPERATING INCOME FROM
 CONTINUING OPERATIONS:
 Insurance...................$ 12,800      $ 10,012      $  7,797
 Corporate...................   3,527         1,560         1,635
 Less:
 Corporate general  expenses.   2,979         4,019         3,559
 Corporate interest expense..      60           733         1,101
                              -------       -------       -------
                             $ 13,288      $  6,820      $  4,772
                              =======       =======       =======
IDENTIFIABLE ASSETS AT YEAR-END:
  Insurance..................$437,257      $320,169      $266,832
  Corporate..................  17,481        16,232        12,082
  Discontinued operations....    -             -            7,293
                              -------       -------       -------
                             $454,738      $336,401      $286,207
                              =======       =======       =======

NOTE 19.  DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES

       Dividends from Madison Life are subject to the prior notification to the Wisconsin Insurance Commissioner if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year. In addition, if such
dividends,  together  with  the  fair  market  value  of  other   dividends
paid   or   credited   and   distributions  made   within   the   preceding
twelve    months,   exceed   the   lesser   of   total   net   gain    from
operations for the preceding calendar year minus realized capital gains for that calendar year or 10% of surplus with regard to
policyholders   as   of   December  31  of   the   preceding   year,   such
dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. No dividends were paid by
Madison Life in 1997 or 1996. The payment of dividends by Standard Life to its parent, Madison Life, requires prior approval of the New York Superintendent of Insurance and is limited by net income and capital and surplus. Dividends from First Standard to its parent, a subsidiary of Standard Life, are
subject   to   the   prior   notification   to   the   Delaware   Insurance
Commissioner.    If  such  dividends,  together  with   the   fair   market
value of other dividends or distributions made within the preceding twelve months does not exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 and (ii)  net income, not including  realized capital gains,  for

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 19.  DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES
          (CONTINUED)

the twelve-month period ending the 31st day of December next preceding, such dividends may be paid so long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof. First Standard declared and  paid  dividends  of  $2,340,000  and  $2,129,000  in  1997  and  1996,
respectively.
      Combined net income of the Insurance Group, as determined in accordance with statutory accounting practices, was $5,706,000, $4,378,000, and $6,926,000 for 1997, 1996 and 1995, respectively.
Statutory    capital   and   surplus   for   the   Insurance   Group    was
$59,438,000   and   $55,682,000   at   December   31,   1997   and    1996,
respectively.

NOTE 20.  QUARTERLY DATA (UNAUDITED)

       The   quarterly   results  of  operations  for   the   years   ended
December 31, 1997 and 1996 are summarized below:

                         FIRST      SECOND     THIRD      FOURTH
                        QUARTER    QUARTER    QUARTER    QUARTER
                        ----------------------------------------
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

1997
 Total Revenues........$ 24,404   $ 24,927   $ 29,206   $ 28,220
                         ======     ======     ======     ======
 Net income............$  2,260   $  3,191   $  2,825   $  2,911
                         ======     ======     ======     ======
Net Income Per Common
 Share - Basic.........$    .30   $    .43   $    .38   $    .39
                         ======     ======     ======     ======
Net Income Per Common
 Share -  Diluted......$    .30   $    .43   $    .37   $    .39
                         ======     ======     ======     ======

1996
 Total Revenues........$ 21,845   $ 21,887   $ 21,700   $ 23,912
                         ======     ======     ======     ======
 Income from continuing
  operations...........$  1,363   $  1,469   $  1,956   $  1,922
 Income (loss) from
  discontinued
  operations, net......     431        596        531       (510)
                         ------     ------     ------     ------
 Net income............$  1,794   $  2,065   $  2,487   $  1,412
                         ======     ======     ======     ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________
NOTE 20.  QUARTERLY DATA (UNAUDITED)(CONTINUED)

                         FIRST      SECOND     THIRD      FOURTH
                        QUARTER    QUARTER    QUARTER    QUARTER
                        ----------------------------------------
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

1996

Net Income Per Common
 Share - Basic and
 Diluted...............
 Income from continuing
  operations...........$   0.18   $   0.20   $   0.26   $   0.26
 Income (loss) from
  discontinued
  operations, net......    0.06       0.08       0.07      (0.07)
                         ------     ------     ------     ------
 Net income............$   0.24   $   0.28   $   0.33   $   0.19
                         ======     ======     ======     ======

       In the fourth quarter of 1996, loss from discontinued operations, net includes $1,106,000 of expenses, before tax, attributable to the distribution of Zimmerman and related transactions (see Note 2).

                                                  SCHEDULE I


           INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
  SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES
                        DECEMBER 31, 1997

    COLUMN A              COLUMN B     COLUMN C     COLUMN D
    --------              --------     --------     --------
                                                     AMOUNT
                                                    SHOWN ON
                                                     BALANCE
TYPE OF INVESTMENT          COST       VALUE (1)    SHEET (2)
------------------          ----       ---------    ---------
FIXED MATURITIES:
 BONDS:
  United States
   Government and
   authorities............$166,974,000 $168,890,000 $168,890,000
  States, municipalities
   and political
   subdivisions...........   2,352,000    2,315,000    2,315,000
  Public utilities........  24,104,000   23,925,000   23,925,000
  All other corporate
   securities.............   5,870,000    6,194,000    6,194,000
                           -----------  -----------  -----------
   TOTAL FIXED
    MATURITIES............ 199,300,000  201,324,000  201,324,000
                           -----------  -----------  -----------
EQUITY SECURITIES:
 COMMON STOCKS:
  Public utilities........   1,190,000    1,489,000    1,489,000
  Banks, trusts, and
   insurance..............     162,000      167,000      167,000
  Industrial,
   miscellaneous and
   other..................   9,251,000    9,575,000    9,575,000
NON-REDEEMABLE PREFERRED
 STOCK....................   2,059,000    2,265,000    2,265,000
                           -----------  -----------  -----------
 TOTAL EQUITY SECURITIES..  12,662,000   13,496,000   13,496,000
                           -----------  -----------  -----------
                                                     (CONTINUED)

                                                      SCHEDULE I
                                                      (CONTINUED)


    COLUMN A              COLUMN B     COLUMN C       COLUMN D
    --------              --------     --------       --------
                                                       AMOUNT
                                                      SHOWN ON
                                                       BALANCE
TYPE OF INVESTMENT           COST       VALUE (1)     SHEET (2)
------------------           ----       ---------     ---------

Securities purchased
 under agreements to
 resell................... 25,469,000    25,469,000   25,469,000
Partnership interests..... 40,221,000    40,221,000   40,221,000
Mortgage loans............    291,000       291,000      291,000
Policy loans..............  8,677,000     8,677,000    8,677,000
Other.....................  1,270,000     1,270,000    1,270,000
Short-term investments(3). 18,265,000    18,265,000   18,265,000
                          -----------   -----------  -----------
     TOTAL INVESTMENTS...$306,155,000  $309,013,000 $309,013,000
                          ===========   ===========  ===========

NOTES:

(1) Reflects fair value of fixed income securities and equity securities at the balance sheet date.

(2) The total amounts of fixed income securities and equity securities shown in Column D differs from the total amounts shown in Column B as a result of unrealized gains (losses) on equity and fixed income securities.

(3) Short-term investments consist of certificates of deposit and U.S. Treasury Bills with original maturities of 91 days to 1 year.

                                                 SCHEDULE III

                   INDEPENDENCE HOLDING COMPANY
                          BALANCE SHEETS
                      (PARENT COMPANY ONLY)

                                                  DECEMBER 31,
                                               1997         1996
                                        -----------  -----------
ASSETS:
 Cash and cash equivalents.............$    783,000 $    451,000
 Securities purchased under
  agreements to resell.................      85,000      262,000
 Equity Securities.....................     844,000         -
 Other investments.....................  10,831,000    8,929,000
 Investments in consolidated
  subsidiaries.........................  81,800,000   69,491,000
 Amounts due from consolidated
  subsidiaries.........................   5,581,000    5,506,000
 Notes and other receivables...........       4,000        8,000
 Other assets..........................      24,000       37,000
                                        -----------  -----------
     TOTAL ASSETS......................$ 99,952,000 $ 84,684,000
                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and other
   liabilities.........................$  6,778,000 $  5,808,000
  Amounts due to consolidated
   subsidiaries........................   1,797,000    1,648,000
  Dividends payable....................     372,000      372,000
                                        -----------  -----------
     TOTAL LIABILITIES.................   8,947,000    7,828,000
                                        -----------  -----------
STOCKHOLDERS' EQUITY:
 Preferred stock (none issued).........       -            -
 Common stock, 7,430,169 and 7,431,769
 shares issued and outstanding,
  respectively, net of 2,188,950
  shares in treasury...................   7,430,000    7,432,000
 Paid-in capital.......................  76,046,000   76,068,000
 Unrealized gains (losses) on
  investments, net.....................   1,892,000   (1,466,000)
 Retained Earnings (accumulated
  deficit).............................   5,637,000   (5,178,000)
                                        -----------  -----------
     TOTAL STOCKHOLDERS' EQUITY........  91,005,000   76,856,000
                                        -----------  -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY.............$ 99,952,000 $ 84,684,000
                                        ===========  ===========

     See Notes to Parent Company Only Financial Statements.

                                                      (CONTINUED)

                                                     SCHEDULE III
                                                     (CONTINUED)

                   INDEPENDENCE HOLDING COMPANY
                     STATEMENTS OF OPERATIONS
                      (PARENT COMPANY ONLY)


                                    YEAR ENDED DECEMBER 31,
                                1997          1996          1995
                          --------------------------------------
REVENUES:
 Net investment
  income.................$ 2,347,000   $   400,000   $    18,000
 Other income............    683,000       497,000       529,000
                          ----------    ----------    ----------
                           3,030,000       897,000       547,000
                          ----------    ----------    ----------

EXPENSES:
 General and adminis-
  trative expenses.......  2,786,000     3,075,000     2,778,000
                          ----------    ----------    ----------
Income (loss) before
 income tax benefit......    244,000    (2,178,000)   (2,231,000)
Income tax benefit....... (1,771,000)   (2,534,000)   (1,995,000)
                          ----------    ----------    ----------
Income (loss) before
 equity in net income
 of subsidiaries and
 discontinued operations.  2,015,000       356,000      (236,000)
Equity in net income of
 subsidiaries............  9,172,000     6,354,000     6,408,000
Income from discontinued
 operations, net.........       -        1,048,000     2,028,000
                          ----------    ----------    ----------
Net income...............$11,187,000   $ 7,758,000   $ 8,200,000
                          ==========    ==========    ==========

     See Notes to Parent Company Only Financial Statements.

                                                (CONTINUED)

                                                SCHEDULE III
                                                (CONTINUED)
                   INDEPENDENCE HOLDING COMPANY
                     STATEMENTS OF CASH FLOWS
                      (PARENT COMPANY ONLY)

                                    YEAR ENDED DECEMBER 31,
                                 1997          1996        1995
                           ------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income...............$11,187,000  $ 7,758,000  $ 8,200,000
  Adjustments to reconcile
  net income to net cash
  used by operating
  activities:
  Equity in net income
   of subsidiaries........ (9,172,000)  (6,354,000)  (6,408,000)
  Income from dis-
   continued operations,
   net....................      -       (1,048,000)  (2,028,000)
  Income tax benefit
   credited to paid-in
   capital................      -            -          599,000
  Change in other assets
   and liabilities........ (3,444,000)  (3,825,000)  (3,759,000)
                           ----------   ----------   ----------
     Net cash used
      by operating
      activities.......... (1,429,000)  (3,469,000)  (3,396,000)
                           ----------   ----------   ----------
CASH FLOWS FROM INVESTING
 SECURITIES...............
 Discontinued operations,
  net.....................      -            -         (301,000)
 Decrease in investment
  in and advances to
  consolidated
  subsidiaries............  4,710,000    4,457,000    5,862,000
 Purchases of equity
  securities..............   (829,000)       -            -
 Additional investments
  in other investments,
  net of distributions.... (1,724,000)    (483,000)       -
                           ----------   ----------   ----------
 Net cash provided by
  investing activities....  2,157,000    3,974,000    5,561,000
                           ----------   ----------   ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Repurchase of common
  stock and warrants......    (24,000)      (5,000)  (2,251,000)
 Dividends paid...........   (372,000)    (298,000)    (311,000)
                           ----------   ----------   ----------
 Net cash used by
  financing activities...    (396,000)    (303,000)  (2,562,000)
                           ----------   ----------   ----------

                                                      (CONTINUED)

                                                    SCHEDULE III
                                                     (CONTINUED)

                   INDEPENDENCE HOLDING COMPANY
                     STATEMENTS OF CASH FLOWS
                      (PARENT COMPANY ONLY)

                                    YEAR ENDED DECEMBER 31,
                                 1997         1996          1995
                           -------------------------------------
Increase (Decrease) in
  cash and cash
  equivalents.............    332,000      202,000      (397,000)
 Cash and cash
  equivalents, beginning
   of year................    451,000      249,000       646,000
                           ----------   ----------    ----------
 Cash and cash
  equivalents, end of
  year....................$   783,000  $   451,000   $   249,000
                           ==========   ==========    ==========

      See Notes to Parent Company Only Financial Statements.

                                                    SCHEDULE III
                                                     (CONTINUED)

INDEPENDENCE HOLDING COMPANY
NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS

NOTE:

(A)  In    connection    with   the   distribution   of   Zimmerman    Sign
     Company,  two  subsidiaries  of  IHC  were  merged  into  IHC   during
     1996.

(B)  Cash    payments    for    taxes   were   $861,000,    $955,000    and
     $1,233,000 in 1997, 1996 and 1995, respectively.

(C)  Income   tax   benefits  on  the  Statements  of  Operations   include
     a   charge   in   lieu  of  Federal  income  taxes  of   $599,000   in
     1995 with a corresponding credit to paid-in capital.

(D) The    financial   information   of   Independence   Holding    Company
     (Parent  Company  Only)  should  be  read  in  conjunction  with   the
     Consolidated Financial Statements and Notes thereto.

                                                                                                   SCHEDULE V

                  INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                           FUTURE
                           POLICY                             NET               AMORTIZ-
                          BENEFITS,                       INVESTMENT            ATION OF
                           CLAIMS                         INCOME AND            DEFERRED
              DEFERRED    & OTHER                           GAINS,             INSURANCE    0THER
             INSURANCE    POLICY-                         AND OTHER   BENEFITS  ACQUIS-   OPERATING
            ACQUISITION   HOLDERS'  UNEARNED    PREMIUM    INCOME       AND     ITION     EXPENSES   PREMIUMS
               COSTS       FUNDS    PREMIUMS    REVENUE      (1)       CLAIMS    COSTS       (2)      WRITTEN



DECEMBER 31, 1997:
 Life and
  annuity.....$  7,950   $145,321   $ 13,326   $ 16,411   $ 11,708   $ 12,722  $  1,675   $  6,966   $ 18,420
 Health.......   5,661    104,878     14,567     65,790      9,322     45,839     1,906     21,322     70,205
               -------    -------    -------    -------    -------    -------   -------    -------    -------
              $ 13,611   $250,199   $ 27,893   $ 82,201   $ 21,030   $ 58,561  $  3,581   $ 28,288   $ 88,625
               =======    =======    =======    =======    =======    =======   =======    =======    =======
DECEMBER 31, 1996:
 Life and
  annuity.....$  7,082   $126,129   $  3,874   $ 13,155   $ 11,241   $ 13,113  $  2,416   $  5,793   $ 12,879
 Health.......   4,139     64,495      7,780     56,430      7,525     36,675     1,403     18,939     56,035
               -------    -------    -------    -------    -------    -------   -------    -------    -------
              $ 11,221   $190,624   $ 11,654   $ 69,585   $ 18,766   $ 49,788  $  3,819   $ 24,732   $ 68,914
               =======    =======    =======    =======    =======    =======   =======    =======    =======
DECEMBER 31, 1995:
 Life and
  annuity.....$  5,116   $ 91,310   $  4,274   $ 12,321   $  7,251   $  9,998  $  2,286   $  4,690   $ 11,894
 Health.......   4,040     54,258      8,391     44,080      6,140     27,347     1,612     16,062     43,756
               -------    -------    -------    -------    -------    -------   -------    -------    -------
              $  9,156   $145,568   $ 12,665   $ 56,401   $ 13,391   $ 37,345  $  3,898   $ 20,752   $ 55,650
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

                                       74

                          EXHIBIT INDEX
                          -------------

Exhibit
Number

3(i)  Restated Certificate of Incorporation of
      Independence Holding Company.**
3(ii) By-laws of Independence Holding Company.*
4(i) Form of Warrrant Certificate to purchase shares of Common Stock of Independence Holding Company, expiring June 30, 2001.*

10(iii)(A) Executive Compensation Plans and Agreements
             (1)  Independence Holding Company 1988 Stock
                  Incentive Plan***
             (2)  Form of Independence Holding Company
                  Stock Option Agreement****
             (3)  Deferred Compensation Agreement*****
             (4)  Retirement Benefit Agreements*****
             (5)  Amendment No. 1 to 1988 Stock Incentive Plan

11 Statement re: computation of per share earnings for the years ended December 31, 1997, 1996 and 1995.

21 Principal subsidiaries of Independence Holding Company, as of March 16, 1998.

23 Consent of KPMG Peat Marwick LLP.

27 Financial Data Schedule.

99 Financial Statements of significant 50% or less owned person.

*Such   exhibit   is   incorporated  by  reference  to  the   Report   on   Form
10-K   for   the   fiscal  year  ended  December  31,  1987,  as   amended,   of
Independence Holding Company.

**Such   exhibit   is  incorporated  by  reference  to  the   Report   on   Form
10-Q   for   the   quarter   ended  June  30,  1996  of   Independence   Holding
Company.

***Such    exhibit    is    incorporated   by    reference    to    the    Proxy
Statement   for   the  Annual  Meeting  of  Stockholders   held   on   May   25,
1988 of Independence Holding Company.

****Such   exhibit   is   incorporated   by   reference   to   the   Report   on
Form    10-K    for   the   fiscal   year   ended   December   31,    1988    of
Independence Holding Company.

*****Such   exhibit   is   incorporated  by   reference   to   the   Report   on
Form    10-K    for   the   fiscal   year   ended   December   31,    1993    of
Independence Holding Company.

Exhibits will be furnished upon request for a reasonable fee.