Form 10-Q
period 1998-03-31
INDEPENDENCE HOLDING CO
filed 1998-05-06
CIK 701869

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended:  MARCH 31, 1998
                                         --------------
                  Commission File Number: 0-10306
                                          -------

                    INDEPENDENCE HOLDING COMPANY
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


              DELAWARE                            58-1407235
------------------------------      ------------------------------------
      (State of Incorporation)      (I.R.S. Employer Identification No.)


         96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT             06902
------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code: (203)358-8000

                           NOT APPLICABLE
------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X. No .

            7,435,669 SHARES OF COMMON STOCK, $1.00 PAR VALUE
-------------------------------------------------------------------------
                Common stock outstanding as of May 4, 1998

          INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                              INDEX



PART I - FINANCIAL INFORMATION                      PAGE NO.
------------------------------                      --------
 Consolidated Balance Sheets -
  March 31, 1998(unaudited)and December 31, 1997..       3

 Consolidated Statements of Operations -
  Three Months Ended March 31, 1998
  and 1997(unaudited).............................       4

 Consolidated Statements of Cash Flows -
  Three Months Ended March 31, 1998
  and 1997(unaudited).............................       5

 Notes to Consolidated Financial Statements
 (unaudited)......................................   6 - 9

 Management's Discussion and Analysis of Results
  of Operations and Financial Condition........... 10 - 14

PART II - OTHER INFORMATION
---------------------------
 Item 6 - Exhibits and Reports on Form 8-K........      15

 Signatures.......................................      16

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                   MARCH 31,   DECEMBER 31,
                                                1998          1997
----------------------------------------------------------------------
ASSETS:                                      (UNAUDITED)
 Cash and cash equivalents..................$    650,000  $ 23,028,000
 Investments:
  Short-term investments....................  21,914,000    18,265,000
  Securities purchased under
   agreements to resell.....................  11,542,000    25,469,000
  Fixed maturities.......................... 201,581,000   201,324,000
  Equity securities.........................  20,235,000    13,496,000
  Other investments.........................  50,659,000    50,459,000
                                             -----------   -----------
     Total investments...................... 305,931,000   309,013,000
 Deferred policy acquisition costs..........  12,979,000    13,611,000
 Due and unpaid premiums....................  13,031,000     6,448,000
 Due from reinsurers........................ 105,828,000    92,990,000
 Notes and other receivables................   2,935,000     3,292,000
 Other assets...............................   7,036,000     6,356,000
                                             -----------   -----------
     TOTAL ASSETS...........................$448,390,000  $454,738,000
                                             ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future policy liabilities..................$183,006,000  $169,082,000
 Unearned premiums..........................  27,387,000    27,893,000
 Funds on deposit...........................  69,167,000    72,187,000
 Insurance policy claims....................   6,117,000     6,279,000
 Other policyholders' funds.................   2,513,000     2,651,000
 Financial instruments sold, but
  not yet purchased.........................      90,000             -
 Due to brokers.............................  19,672,000    43,356,000
 Due to reinsurers..........................  11,477,000     4,349,000
 Accounts payable, accruals and
  other liabilities.........................  20,587,000    23,516,000
 Liability for business transferred.........   7,905,000     7,905,000
 Income taxes...............................   6,783,000     6,515,000
                                             -----------   -----------
     TOTAL LIABILITIES...................... 354,704,000   363,733,000
                                             -----------   -----------
STOCKHOLDERS' EQUITY:
 Preferred stock (none issued)..............           -             -
 Common stock, 7,430,669 and 7,430,169
  shares issued and outstanding, net
  of 2,188,950 shares in treasury...........   7,431,000     7,430,000
 Paid-in capital............................  76,051,000    76,046,000
 Accumulated other comprehensive income:
  Unrealized gains on investments,
   net of taxes (Notes 5 and 7).............   2,076,000     1,892,000
 Retained earnings .........................   8,128,000     5,637,000
                                             -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY.............  93,686,000    91,005,000
                                             -----------   -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY..................$448,390,000  $454,738,000
                                             ===========   ===========

     See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31,               1998         1997
----------------------------------------------------------------
REVENUES:
 Insurance premiums..................$ 21,059,000   $ 18,749,000
 Net investment income...............   5,921,000      4,182,000
 Net realized and unrealized gains...     213,000        143,000
 Equity (loss) income................     (67,000)        77,000
 Other income........................   1,152,000      1,253,000
                                      -----------    -----------
                                       28,278,000     24,404,000
                                      -----------    -----------
EXPENSES:
 Insurance benefits, claims and
  reserves...........................  16,387,000     14,064,000
 Amortization of deferred policy
  acquisition costs..................   1,192,000        711,000
 Selling, general and administrative
  expenses...........................   7,605,000      7,067,000
                                      -----------    -----------
                                       25,184,000     21,842,000
                                      -----------    -----------
 Operating income before
  income taxes.......................   3,094,000      2,562,000
 Income tax expense..................     603,000        302,000
                                      -----------    -----------
Net income...........................$  2,491,000   $  2,260,000
                                      ===========    ===========
BASIC INCOME PER COMMON SHARE........$        .34   $        .30
                                      ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.........................   7,430,000      7,432,000
                                      ===========    ===========
DILUTED INCOME PER COMMON SHARE......$        .33   $        .30
                                      ===========    ===========
WEIGHTED AVERAGE DILUTED SHARES
 OUTSTANDING.........................   7,553,000      7,475,000
                                      ===========    ===========

   See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31,                   1998           1997
---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................$  2,491,000   $  2,260,000
 Adjustments to reconcile net income to
  net cash used by operating activities:
  Amortization of deferred policy
   acquisition costs......................   1,192,000        711,000
  Realized gains on sales of investments..     (18,000)      (322,000)
  Unrealized (gains) losses on trading
   securities.............................    (195,000)       179,000
  Equity loss (income)....................      67,000        (77,000)
  Depreciation............................     110,000        100,000
  Deferred tax expense....................     103,000         13,000
  Other...................................       4,000         20,000
 Changes in assets and liabilities:
  Net purchases of trading securities.....    (171,000)    (2,148,000)
  Increase in future policy liabilities,
   claims and other policy liabilities....  10,367,000      8,519,000
  Additions to deferred policy
   acquisition costs......................    (560,000)      (948,000)
  Change in net amounts due from and to
   reinsurers.............................  (5,710,000)    (7,069,000)
  Change in income tax liability..........      61,000         25,000
  Change in due and unpaid premiums.......  (6,583,000)      (681,000)
  Other...................................  (3,570,000)    (3,060,000)
                                           -----------    -----------
      Net cash used by operating
       activities.........................  (2,412,000)    (2,478,000)
                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to
  brokers................................. (23,637,000)       512,000
 Sales and maturities of short-term
  investments.............................  22,159,000     10,453,000
 Purchases of short-term investments...... (25,776,000)   (11,752,000)
 Net sales of resale agreements...........  13,928,000     15,072,000
 Sales and maturities of fixed maturities.  39,547,000      6,476,000
 Purchases of fixed maturities............ (39,998,000)   (19,443,000)
 Sales of equity securities...............   6,979,000      5,659,000
 Purchases of equity securities........... (12,767,000)    (8,352,000)
 Proceeds on sales of other investments...   3,807,000        530,000
 Additional investments in other
  investments, net of distributions.......  (4,073,000)    (4,219,000)
 Other....................................     499,000         45,000
                                           -----------    -----------
      Net cash used by investing
       activities......................... (19,332,000)    (5,019,000)
                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of common stock options.........       6,000              -
 Payments of investment-type insurance
  contracts...............................    (268,000)      (268,000)
 Dividends paid...........................    (372,000)      (372,000)
                                           -----------    -----------
       Net cash used by financing
        activities........................    (634,000)      (640,000)
                                           -----------    -----------
 Decrease in cash and cash equivalents.... (22,378,000)    (8,137,000)
 Cash and cash equivalents, beginning
  of year.................................  23,028,000     10,361,000
                                           -----------    -----------
 Cash and cash equivalents, end of period.$    650,000   $  2,224,000
                                           ===========    ===========

         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (A)  BUSINESS AND ORGANIZATION

      Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company".
     Geneve Corporation, a diversified financial holding company, and its affiliated entities hold approximately 55% of IHC's outstanding common stock.

       (B)   PRINCIPLES  OF  CONSOLIDATION  AND  PREPARATION   OF
FINANCIAL STATEMENTS

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be anticipated  for  the
entire  year.   The consolidated financial statements  should  be
read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in the prior year's consolidated financial statements and notes thereto have been restated to conform to the 1998 presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and
expenses  during  the  reporting period.   Actual  results  could
differ from those estimates.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------
NOTE 2.  DISCONTINUED OPERATIONS

      On December 31, 1996, IHC consummated the distribution of the common stock of Zimmerman Sign Company ("Zimmerman") on a pro rata basis to holders of record of IHC's common stock as of December 20, 1996. In connection with the distribution of Zimmerman, a subsidiary of the Company has guaranteed $10,000,000 of subordinated debt of Zimmerman. Accordingly, the credit to stockholders' equity of $7,905,000, or $1.06 per share, that would have been recorded upon consummation of the distribution of Zimmerman has been deferred until such time as the subordinated debt is repaid or the guarantee is eliminated.

NOTE 3.  OTHER INVESTMENTS

      The Company had invested $16,710,000 and $15,848,000 at March 31, 1998 and 1997, respectively, in Dolphin Limited Partnership-A ("Dolphin"), a limited partnership which invests in relatively "market neutral" strategies, such as risk arbitrage, convertible arbitrage and distressed situations. The condensed statements of operations for Dolphin for the three months ended March 31, 1998 and 1997 are as follows:

                                             1998         1997
                                             ------------------
                                               (IN THOUSANDS)

Revenues..................................$  2,168     $  1,720
Net income................................$  1,501     $  1,191

IHC's share of
 net income...............................$    653     $    457

NOTE 4.  INCOME PER COMMON SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Accordingly, all prior earnings per share calculations have been restated to reflect the new standard. Included in the diluted earnings per share calculation for 1998 and 1997, respectively, are 123,000 and 43,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 1,965,697 shares of common stock at $16.37 per share were not included in the computation of diluted earnings per share because the warrants' strike price was greater than the average market price of the common shares during the first quarter of 1998 and 1997.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------

NOTE 5.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation.

      The income tax expense for the three months ended March 31, 1998 allocated to stockholders' equity for unrealized gains on investment securities was $104,000, representing the change in deferred tax liability of $1,148,000 at March 31, 1998 from $1,044,000 at December 31, 1997.

NOTE 6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash  payments for income taxes were $439,000 and  $271,000 for the three months ended March 31, 1998 and 1997, respectively.

NOTE 7.  COMPREHENSIVE INCOME

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.
      Disclosures related to comprehensive income (loss) for the three months ended March 31, 1998 and 1997 are as follows:

                                               1998         1997
                                             -------------------
                                               (IN THOUSANDS)

(A)COMPREHENSIVE INCOME

Net income..................................$ 2,491     $  2,260
Unrealized gains (losses), on
 securities, net of reclassification........    184       (3,426)
                                             ------      -------
     Comprehensive income (loss)............$ 2,675     $ (1,166)
                                             ======      =======
(B)RECLASSIFICATION

Unrealized gains (losses) net...............$   379     $ (3,605)
Less: reclassification for unrealized
 gains (losses) included in net income......    195         (179)
                                             ------      -------
Net unrealized gains (losses)
 on investments.............................$   184     $ (3,426)
                                             ======      =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

                                               1998         1997
                                             -------------------
                                               (IN THOUSANDS)

(C)ACCUMULATED OTHER COMPREHENSIVE INCOME

Beginning balance...........................$ 1,892     $ (1,466)
Net unrealized gains (losses) on
 investments................................    184       (3,426)
                                             ------      -------
Ending balance..............................$ 2,076     $ (4,892)
                                             ======      =======
NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements for SFAS No. 131 are effective for financial statements for periods ending after December 15, 1997 but need not be applied to interim financial statements in the initial year of its application. The Company is currently evaluating the impact of SFAS No. 131 on the disclosures required to be made concerning its operating segments.

       In  January  1998,  the  Company  adopted  the   remaining
provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as deferred by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of the remaining provisions of SFAS No. 125 had no material impact on the Company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------
       Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements, marketable securities and partnership investments) and expense items associated with parent company activities, the Company's remaining real estate holdings and certain other investments of the Company, are included in Corporate.

                      RESULTS OF OPERATIONS
                      ---------------------
THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1997
-----------------------------------------------------------------
      The Company's operating income increased $.5 million, or 20.7%, to $3.1 million for the period ended March 31, 1998 from $2.6 million for the same period in 1997. The Company had net realized and unrealized gains of $.2 million in 1998 and $.1 million in 1997. Excluding net realized and unrealized gains, the Company had operating income of $2.9 million in 1998 as compared to $2.4 million in 1997. Net income was $2.5 million, or $.33 per share, diluted, for the quarter ended March 31, 1998 compared to $2.3 million, or $.30 per share, diluted, for the quarter ended March 31, 1997. Income tax expense increased to $.6 million in 1998 from $.3 million in 1997 (see Capital Resources).

Insurance Group
---------------
       The Insurance Group's operating income increased $.2 million, or 5.3%, to $3.1 million in 1998 from $2.9 million in 1997. Operating income includes net realized and unrealized gains of $.2 million in 1998 compared to $.1 million in 1997. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Operating income excluding net realized and unrealized gains was $2.9 million in 1998 compared to $2.7 million in 1997.

      Premium revenues increased $2.3 million, or 12.3%, to $21.0 million in 1998 from $18.7 million in 1997; premium revenues at Madison Life increased $3.0 million while Standard Life had a $.7 million decrease in premiums. The increase at Madison Life is comprised of: a $2.6 million increase in the credit lines of business primarily due to the acquisitions of two single premium blocks of business, effective April 1 and October 1, 1997; a $.1 million increase in long-term disability premiums; a $.1 million increase in group term life premiums; a $.1 million increase in dental premiums; and a $.1 million increase in other life and health lines of business. The change at Standard Life is comprised of: a $.2 million increase in its DBL line due to acquisitions; and a $.5 million increase in HMO premiums; such increases were offset by: a $.4 million decrease in stop-loss premiums, due to decreased retention with respect to several managing general underwriters; a $.6 million decrease in the closed blocks of life, annuity and individual and group accident and health lines of business; and a $.4 million decrease in point of service premiums.

     Total net investment income increased $1.4 million primarily due to an increase in assets at Madison Life related to acquisitions, and higher returns on certain equity investments. The annualized return on investments of the Insurance Group in the first quarter of 1998 was 7.3% compared to 6.9% in the first quarter of 1997.

      Other income decreased $.1 million and equity income from partnerships decreased $.1 million from 1997 to 1998.

      Insurance benefits, claims and reserves increased $2.3 million, or 16.6%, reflecting an increase of $2.5 million at Madison Life and a $.2 million decrease at Standard Life. Madison Life's increase resulted from: a $1.4 million increase in the credit line of business due to the acquisition of a block of business and due to new accounts; a $.2 million increase in interest credited to universal life and annuity products; a $.5 million increase in ordinary life and individual A & H reserves and claims; a $.2 million increase in group term life claims; and a $.2 million increase in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $.5 million increase in HMO reinsurance reserves; and a $.1 million increase in additional DBL claims and reserves due to increased volume; such increases were offset by: a $.4 million decrease in reserves in the closed blocks of life, annuity and individual and group accident and health lines of business; a $.2 million decrease in stop-loss reserves; and a $.2 million decrease in point of service claims.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.0 million. Madison Life's expenses increased $1.4 million and Standard Life's expenses decreased $.4 million. The increase at Madison Life is primarily due to increases in commissions of $1.0 million and other general expenses of $.4 million related to the increase in premium volume and the acquisition of new blocks of business. The decrease at Standard Life is primarily due to a reduction in net commission expense attributable to the increase in expense allowances received from reinsurers on its HMO line of business as a result of the increase in premiums.

Corporate
---------
      Operating income for the quarter ended March 31, 1998 increased by $.3 million from 1997. Investment income increased $.3 million from 1997 due to higher returns from certain hedged equity investments and an increase in corporate liquidity in 1998. Selling, general and administrative expenses remained constant.

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

     Asset Quality

     The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 81.0% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at March 31, 1998. Also at such date, approximately 97.7% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 1998, approximately 2.3% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was in real estate and mortgage loans. The Company has no non-performing fixed maturities.

       The  Company  monitors  its  investment  portfolio  on   a
continuous basis and believes that the liquidity of the Insurance
Group will not be adversely affected by its current investments.

      The Company had net receivables from reinsurers of $94.4 million at March 31, 1998. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are current and are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at March 31, 1998.

Corporate
---------
      Corporate derives its funds principally from: (i) dividends and interest income from the Insurance Group; (ii) tax payments pursuant to tax sharing agreements and management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group to fund operating expenses and dividend payments at Corporate. The Company remains contingently liable in connection with the guarantee of $10.0 million of subordinated indebtedness of Zimmerman Sign Company (see Note 2 of Notes of Consolidated Financial Statements).

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $18.9 million at March 31, 1998. At the present time, the Company is not in need of any long-term financing.

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

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in unrealized gains of $.2 million, net of deferred tax expense, in total stockholders' equity, reflecting unrealized gains of $2.1 million at March 31, 1998 versus $1.9 million at December 31, 1997. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

      The results of the 1998 first quarter reflect a higher effective tax rate than in the 1997 first quarter due to reduced benefits associated with the utilization of net operating loss carryforwards. As previously reported, IHC expects that its future results will continue to reflect a higher effective tax rate.

      The Company has continued and will continue to take all steps necessary to address Year 2000 compliance issues. Since the Company has updated and enhanced many of its primary systems in the past two years, it does not believe that the Year 2000 problem will pose operational difficulties. The cost of updating the Company's remaining systems is not expected to have a material effect on the Company or its results of operations, and is expected to be completed by the beginning of 1999. The Company has requested information from, among others, its managing general underwriters, managing general agents, HMOs, agents and reinsurers regarding the status of their Year 2000 compliance programs, and is in the process of evaluating any possible impact on the Company.

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

          2)   Exhibit 27.  Financial Data Schedule.

     b) No report on Form 8-K was filed during the quarter ended March 31, 1998.

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

                             INDEPENDENCE HOLDING COMPANY
                             ----------------------------
                                   (THE REGISTRANT)


Dated:  May 6, 1998            By:/s/ Roy T.K. Thung
                                  -------------------------
                                  Roy T.K. Thung
                                  Executive Vice President,
                                  Chief Financial Officer
                                  and Treasurer


Dated:  May 6, 1998            By:/s/ Teresa A. Herbert
                                  -------------------------
                                  Teresa A. Herbert
                                  Vice President and
                                  Controller