Form 10-Q
period 1998-06-30
INDEPENDENCE HOLDING CO
filed 1998-08-13
CIK 701869

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended:  JUNE 30, 1998
                                         -------------
                   Commission File Number: 0-10306
                                           -------

                    INDEPENDENCE HOLDING COMPANY
------------------------------------------------------------------------
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


               7,435,569 SHARES OF COMMON STOCK, $1.00 PAR VALUE
------------------------------------------------------------------------
                Common stock outstanding as of August 10, 1998

           INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                              INDEX





PART I - FINANCIAL INFORMATION                      PAGE NO.
------------------------------                      --------
 Consolidated Balance Sheets -
 June 30, 1998(unaudited)and December 31, 1997....       3

 Consolidated Statements of Operations -
  Three Months and Six Months ended June 30, 1998
  and 1997(unaudited).............................       4

 Consolidated Statements of Cash Flows -
  Six Months Ended June 30, 1998
  and 1997(unaudited).............................       5

 Notes to Consolidated Financial Statements
 (unaudited)......................................  6 - 10

 Management's Discussion and Analysis of Results
  of Operations and Financial Condition........... 11 - 19

PART II - OTHER INFORMATION
---------------------------
 Item 4 - Submission of Matters to a Vote
  of Security Holders.............................      20

 Item 6 - Exhibits and Reports on Form 8-K........      20

 Signatures.......................................      21

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                   JUNE 30,    DECEMBER 31,
                                                1998          1997
----------------------------------------------------------------------
ASSETS:                                      (UNAUDITED)
 Cash and cash equivalents..................$  3,514,000  $ 23,028,000
 Investments:
  Short-term investments....................  13,335,000    18,265,000
  Securities purchased under
   agreements to resell.....................   5,884,000    25,469,000
  Fixed maturities.......................... 208,623,000   201,324,000
  Equity securities.........................  23,296,000    13,496,000
  Other investments(Note 3).................  78,942,000    50,459,000
                                             -----------   -----------
     Total investments...................... 330,080,000   309,013,000
 Deferred policy acquisition costs..........  20,779,000    13,611,000
 Due and unpaid premiums....................  10,327,000     6,448,000
 Due from reinsurers........................ 110,730,000    92,990,000
 Due from brokers...........................   7,458,000         -
 Notes and other receivables................   3,853,000     3,292,000
 Other assets...............................   8,993,000     6,356,000
                                             -----------   -----------
     TOTAL ASSETS...........................$495,734,000  $454,738,000
                                             ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future policy liabilities..................$225,740,000  $169,082,000
 Unearned premiums..........................  24,600,000    27,893,000
 Funds on deposit...........................  67,015,000    72,187,000
 Insurance policy claims....................   6,655,000     6,279,000
 Other policyholders' funds.................   3,495,000     2,651,000
 Financial instruments sold, but
  not yet purchased.........................     221,000         -
 Due to brokers.............................  18,025,000    43,356,000
 Due to reinsurers..........................  12,393,000     4,349,000
 Accounts payable, accruals and
  other liabilities.........................  25,945,000    23,516,000
 Liability for business transferred (Note 2)   7,905,000     7,905,000
 Income taxes...............................   6,435,000     6,515,000
                                             -----------   -----------
     TOTAL LIABILITIES...................... 398,429,000   363,733,000
                                             -----------   -----------
STOCKHOLDERS' EQUITY:
 Preferred stock (none issued)..............       -             -
 Common stock, 7,435,569 and 7,430,169
  shares issued and outstanding, net
  of 2,188,950 shares in treasury...........   7,436,000     7,430,000
 Paid-in capital............................  76,094,000    76,046,000
 Accumulated other comprehensive income:
  Unrealized gains on investments,
   net of taxes (Notes 5 and 6).............   2,700,000     1,892,000
 Retained earnings .........................  11,075,000     5,637,000
                                             -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY.............  97,305,000    91,005,000
                                             -----------   -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY..................$495,734,000  $454,738,000
                                             ===========   ===========

       See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                JUNE 30,                    JUNE 30,
                           1998         1997           1998         1997
----------------------------------------------------------------------------
REVENUES:
 Premiums earned.......$ 19,839,000 $ 20,073,000   $ 40,898,000 $ 38,822,000
 Net investment income.   6,331,000    5,535,000     12,252,000    9,717,000
 Net realized and
  unrealized gains
  (losses).............     200,000     (294,000)       413,000     (151,000)
 Equity income (loss)..      30,000        2,000        (37,000)      79,000
 Other income (loss)...   1,827,000     (389,000)     2,979,000      864,000
                        -----------  -----------    -----------  -----------
                         28,227,000   24,927,000     56,505,000   49,331,000
                        -----------  -----------    -----------  -----------

EXPENSES:
 Insurance benefits,
  claims and reserves..  14,760,000   12,998,000     31,147,000   27,062,000
 Amortization of
  deferred policy
  acquisition costs....   1,284,000      743,000      2,476,000    1,454,000
 Selling, general and
  administrative
  expenses.............   8,328,000    7,841,000     15,933,000   14,908,000
                        -----------  -----------    -----------  -----------
                         24,372,000   21,582,000     49,556,000   43,424,000
                        -----------  -----------    -----------  -----------
 Operating income
  before income taxes..   3,855,000    3,345,000      6,949,000    5,907,000
 Income tax expense
  (Note 5).............     908,000      154,000      1,511,000      456,000
                        -----------  -----------    -----------  -----------
NET INCOME.............$  2,947,000 $  3,191,000   $  5,438,000 $  5,451,000
                        ===========  ===========    ===========  ===========
BASIC INCOME PER
 COMMON SHARE..........$        .40 $        .43   $        .73 $        .73
                        ===========  ===========    ===========  ===========
WEIGHTED AVERAGE
 BASIC COMMON SHARES
 OUTSTANDING...........   7,435,000    7,432,000      7,433,000    7,432,000
                        ===========  ===========    ===========  ===========
DILUTED INCOME
 PER COMMON SHARE......$        .39 $        .43   $        .72 $        .73
                        ===========  ===========    ===========  ===========
WEIGHTED AVERAGE
 DILUTED COMMON SHARES
 OUTSTANDING...........   7,576,000    7,497,000      7,565,000    7,486,000
                        ===========  ===========    ===========  ===========

         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30,                      1998            1997
----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................$  5,438,000    $  5,451,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Amortization of deferred policy
   acquisition costs......................   2,476,000       1,454,000
  Realized (gains) losses on sales of
   investments............................    (334,000)         59,000
  Unrealized (gains) losses on trading
   securities.............................     (79,000)         92,000
  Equity loss (income)....................      37,000         (79,000)
  Depreciation............................     241,000         198,000
  Deferred tax expense....................     528,000         248,000
  Other...................................     (50,000)       (961,000)
 Changes in assets and liabilities:
  Net purchases of trading securities.....    (277,000)     (1,947,000)
  Increase in future policy liabilities,
   claims and other policy liabilities....  50,279,000      15,579,000
  Additions to deferred policy
   acquisition costs......................  (9,644,000)     (1,467,000)
  Change in net amounts due from and to
   reinsurers.............................  (9,696,000)    (10,391,000)
  Change in income tax liability..........  (1,023,000)       (249,000)
  Change in due and unpaid premiums.......  (3,879,000)     (1,790,000)
  Other...................................     (62,000)     (1,725,000)
                                           -----------     -----------
     Net cash provided by operating
       activities.........................  33,955,000       4,472,000
                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to
  brokers................................. (32,789,000)    (10,256,000)
 Sales and maturities of short-term
  investments.............................  49,046,000      22,226,000
 Purchases of short-term investments...... (44,067,000)    (25,250,000)
 Net sales of resale agreements...........  19,586,000      19,519,000
 Sales and maturities of fixed maturities.  62,813,000      57,584,000
 Purchases of fixed maturities............ (69,389,000)    (62,213,000)
 Sales of equity securities...............  15,046,000      15,348,000
 Purchases of equity securities........... (23,375,000)    (19,874,000)
 Proceeds on sales of other investments...   6,205,000       2,559,000
 Additional investments in other
  investments, net of distributions....... (34,726,000)     (6,100,000)
 Other....................................    (633,000)       (818,000)
                                           -----------     -----------
     Net cash used by investing
       activities......................... (52,283,000)     (7,275,000)
                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of common stock options.........      55,000           -
 Repurchase of common stock...............      (1,000)          -
 Payments of investment-type insurance
  contracts...............................    (868,000)       (947,000)
 Dividends paid...........................    (372,000)       (372,000)
                                           -----------     -----------
     Net cash used by financing
        activities........................  (1,186,000)     (1,319,000)
                                           -----------     -----------
 Decrease in cash and cash equivalents.... (19,514,000)     (4,122,000)
 Cash and cash equivalents, beginning
  of year.................................  23,028,000      10,361,000
                                           -----------     -----------
 Cash and cash equivalents, end of period.$  3,514,000    $  6,239,000
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

       (B)   PRINCIPLES  OF  CONSOLIDATION  AND  PREPARATION   OF
FINANCIAL STATEMENTS

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in the prior year's consolidated financial statements and
notes  thereto  have  been  restated  to  conform  to  the   1998
presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect:(i) the reported
amounts   of  assets  and  liabilities;(ii)  the  disclosure   of
contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 2.  DISCONTINUED OPERATIONS

      On December 31, 1996, IHC consummated the distribution of the common stock of Zimmerman Sign Company ("Zimmerman") on a pro rata basis to holders of record of IHC's common stock as of December 20, 1996. In connection with the distribution of Zimmerman, a subsidiary of the Company has guaranteed $10,000,000 of subordinated debt of Zimmerman (the "Guarantee"). At the time of distribution of Zimmerman's common stock, IHC's management determined that, due to the financial strength of Zimmerman, the probability of a payment under the Guarantee was remote. In its first full year as a public corporation, Zimmerman had net income of $.51 per share, diluted; and in the first quarter of 1998, Zimmerman had net income of $.10 per share, diluted. In addition, since the date of the spin-off from IHC, Zimmerman's debt has been reduced by $3,100,000 or 10%. Based upon the aforementioned information, management of IHC believes that the probability of payment under the Guarantee continues to be remote. IHC maintains a deferred credit of $7,905,000 or $1.06 per share in connection with the spin-off of Zimmerman that will be reflected in stockholders' equity upon termination of the Guarantee.

NOTE 3.  OTHER INVESTMENTS

     The Company had invested $16,986,000 and $17,373,000 at June 30, 1998 and 1997, respectively, in Dolphin Limited Partnership-A ("Dolphin"), a private limited partnership that invests principally in relatively "market neutral" strategies which are less affected by general movements in the equity and fixed income markets than traditional investments, including "risk/merger arbitrage" and "convertible arbitrage." "Risk/merger arbitrage" is an investment approach designed to profit from the successful completion of proposed mergers, takeovers, tender offers, leveraged buy-outs, recapitalizations and spin-offs. "Convertible arbitrage" is a strategy principally designed to capitalize on discrepancies in the pricing of convertible securities and their underlying common stocks or stock equivalents. To a lesser extent, Dolphin also invests in "distressed situations" which principally means entities which are in bankruptcy proceedings or are otherwise financially distressed. The condensed statements of operations for Dolphin for the three months and six months ended June 30, 1998 and 1997 are as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 3.  OTHER INVESTMENTS (CONTINUED)

                  THREE MONTHS ENDED           SIX MONTHS ENDED
                  1998          1997          1998          1997
                  -------------------         ------------------
                    (IN THOUSANDS)             (IN THOUSANDS)

Revenues........$   1,099    $  4,522       $   3,177   $  6,242
Net income......$     599    $  3,369       $   2,100   $  4,560

IHC's share of
 net income.....$     275    $  1,574       $     928   $  2,031

NOTE 4.  INCOME PER COMMON SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Accordingly, all prior earnings per share calculations have been restated to reflect the new standard. Included in the diluted earnings per share calculation for 1998 and 1997, respectively, are 141,000 and 65,000 shares for the three months ended June 30, 1998 and 1997 and 132,000 and 54,000 shares for the six months ended June 30, 1998 and 1997 from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 1,965,697 shares of common stock at $16.37 per share were not included in the computation of diluted income per share because the strike price of the warrants was greater than the average market price of the common shares during the three months and six months ended June 30, 1998 and 1997.

NOTE 5.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation. Cash payments for income taxes were $2,022,000 and $458,000 for the six months ended June 30, 1998 and 1997, respectively.

      The income tax expense for the six months ended June 30, 1998 allocated to stockholders' equity for unrealized gains on investment securities was $414,000 representing the change in deferred tax liability of $1,458,000 at June 30, 1998 from $1,044,000 at December 31, 1997.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 6.  COMPREHENSIVE INCOME

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

      Disclosures related to comprehensive income for the three months and six months ended June 30, 1998 and 1997 are as follows:

                       THREE MONTHS ENDED      SIX MONTHS ENDED
                       1998          1997     1998          1997
                       ------------------     ------------------
                         (IN THOUSANDS)         (IN THOUSANDS)

(A)COMPREHENSIVE INCOME

Net income..............$ 2,947   $ 3,191      $ 5,438   $ 5,451
Unrealized gains
 on securities, net
 of reclassification....    624     4,326          808       899
                          -----     -----        -----     -----
     Comprehensive
      income............$ 3,571   $ 7,517      $ 6,246   $ 6,350
                          =====     =====        =====     =====
(B) RECLASSIFICATION

Unrealized gains, net...$   508   $ 4,413      $   887   $   807
Less: reclassification
 for unrealized gains
 (losses) included in
 net income.............   (116)       87           79       (92)
                          -----     -----        -----     -----
Unrealized gains
 on securities, net.....$   624   $ 4,326      $   808   $   899
                          =====     =====        =====     =====

(C)ACCUMULATED OTHER COMPREHENSIVE INCOME

Beginning balance.......$ 2,076   $(4,892)     $ 1,892   $(1,465)
Unrealized gains
 on securities, net.....    624     4,326          808       899
                          -----     -----        -----     -----
Ending balance..........$ 2,700   $  (566)     $ 2,700   $  (566)
                          =====     =====        =====     =====

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------
       Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements, marketable securities and partnership investments), and expense items associated with parent company activities, the Company's remaining real estate holdings and certain other investments of the Company, are included in Corporate.

                      RESULTS OF OPERATIONS
                      ---------------------
THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997
-----------------------------------------------------------------
     The Company's operating income increased $.5 million to $3.9 million for the period ended June 30, 1998 from $3.3 million for the same period in 1997. Net income was $2.9 million, or $.39 per share, diluted, for the quarter ended June 30, 1998 compared to $3.2 million, or $.43 per share, diluted, for the quarter ended June 30, 1997. The Company had net realized and unrealized gains of $.2 million in 1998 and losses of $.3 million in 1997. Included in the 1997 results is a non-recurring gain of $1.0 million or $.14 per share, diluted, from the sale of real estate carried by IHC at nominal value (there was no tax attributable to such gain). Excluding net realized and unrealized gains or losses and the non-recurring gain, the Company had operating income of $3.7 million in 1998 as compared to $2.6 million in 1997, an increase of 41.0%, which approximately consists of: acquisitions at Madison Life, 119%; and all other lines of business, (19%). Income tax expense increased to $.9 million in 1998 from $.2 million in 1997 (see Capital Resources).

Insurance Group
---------------
      The Insurance Group's operating income increased $1.7 million to $3.9 million in 1998 from $2.2 million in 1997. Operating income includes net realized and unrealized gains of $.2 million in 1998 compared to losses of $.3 million in 1997. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Operating income (excluding net realized and unrealized gains and losses) was $3.7 million in 1998 compared to $2.5 million in 1997, an increase of 50.0%.

      Premiums earned decreased $.2 million to $19.8 million in 1998 from $20.1 million in 1997; premiums earned at Madison Life increased $2.0 million while Standard Life had a $2.2 million decrease in premiums earned. The increase at Madison Life is comprised of: a $1.6 million increase in the credit lines of business primarily due to the acquisitions of two single premium blocks of business, effective April 1 and October 1, 1997; a $.2 million increase in long-term disability premiums; a $.1 million increase in group term life premiums; and a $.1 million increase in other life and health lines of business. The change at Standard Life is comprised of: a $.5 million decrease in its DBL line due to a higher lapse rate in 1998; a $1.1 million decrease in HMO premiums due to a reinsurance adjustment on an assumed block of business; a $.3 million decrease in the closed blocks of life, annuity and individual and group accident and health lines of business; and a $.5 million decrease in point of service premiums due to the loss of one large case in 1998; such decreases were offset by a $.2 million increase in stop-loss premiums.

     Total net investment income increased $1.1 million primarily due to an increase in assets at Madison Life related to acquisitions, partially offset by the lower return on investments in the second quarter of 1998. The annualized return on investments of the Insurance Group in the second quarter of 1998 was 7.5% compared to 8.1% in the second quarter of 1997.

      Other income increased $3.2 million. Madison Life had an increase of $1.1 million due to fee income earned by the managing general underwriter ("MGU") of which Madison Life acquired a controlling interest effective December 31, 1997. Other income at Standard Life increased $2.1 million from an increase in coinsurance reserves, due to the surrender by a large group of policyholders in a coinsurance treaty in the second quarter of 1997, for which there was no similar surrender in 1998. Equity income from partnerships remained constant.

      Insurance benefits, claims and reserves increased $1.8 million reflecting an increase of $2.1 million at Madison Life and a $.3 million decrease at Standard Life. Madison Life's increase resulted from: a $1.0 million increase in the credit line of business due to the acquisition of a block of business and  due  to  new  accounts; a $.5 million increase  in  interest credited  to  universal life and annuity products; a $.3  million increase in long-term disability claims; and a $.3 million increase in group term life claims. The change at Standard Life is comprised of: a $.8 million decrease in HMO reserves due to a reinsurance adjustment on an assumed block of business; a $.8 million decrease in additional DBL claims and reserves due to improved experience ($.7 million) and lower premium ($.1 million); a $.5 million decrease in stop-loss reserves; and a $.3 million decrease in point of service claims and reserves due to the loss of one large case in 1998; such increases were offset by a $2.1 million increase in reserves in the closed blocks of life, annuity and individual and group accident and health lines of business due to the surrender by the large group of policyholders in 1997.

      Amortization of deferred policy acquisition costs and general and administrative expenses for the Insurance Group increased $1.1 million. Madison Life's expenses increased $1.8 million and Standard Life's expenses decreased $.7 million. The increase at Madison Life is primarily due to increases in commissions of $.7 million related to the increase in premium volume and the acquisition of new blocks of business and other general expenses of $1.1 million related to the MGU acquired on December 31, 1997. The decrease at Standard Life is primarily due to a reduction in net commission expense attributable to the increase in expense allowances received from reinsurers on its HMO line of business as a result of the increase in premiums.

Corporate
---------
      Operating income for the quarter ended June 30, 1998 was flat as compared to income of $1.1 million for the quarter ended June 30, 1997, a decrease of $1.1 million. Included in the 1997 second quarter is a non-recurring gain of $1.0 million from the sale of IHC's remaining real estate in Florida. Investment income decreased $.2 million from 1997 due to lower returns from certain hedged equity investments in 1998. Selling, general and administrative expenses decreased $.1 million.

SIX  MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE
30, 1997
-----------------------------------------------------------------
      The Company's operating income increased $1.0 million to $6.9 million for the period ended June 30, 1998 from $5.9 million for the same period in 1997. Net income was $5.4 million, or $.72 per share, diluted, for the six months ended June 30, 1998 compared to $5.5 million, or $.73 per share, diluted, for the six months ended June 30, 1997. The Company had net realized and unrealized gains of $.4 million in 1998 and losses of $.2 million in 1997. Excluding net realized and unrealized gains or losses and the non-recurring real estate gain in 1997, the Company had operating income of $6.5 million in 1998 as compared to $5.0 million in 1997, an increase of 30.4%, which approximately consists of: acquisitions of blocks of business made at Madison Life, 114%; and all other, (14%). Income tax expense increased to $1.5 million in 1998 from $.5 million in 1997 (see Capital Resources).

Insurance Group
---------------
      The Insurance Group's operating income increased $1.9 million to $7.0 million in 1998 from $5.1 million in 1997. Operating income includes net realized and unrealized gains of $.3 million in 1998 compared to losses of $.2 million in 1997. Operating income (excluding net realized and unrealized gains or losses) was $6.7 million in 1998 compared to $5.3 million in 1997, an increase of 26.0%.

      Premiums earned increased $2.1 million to $40.9 million in 1998 from $38.8 million in 1997; premiums earned at Madison Life increased $5.0 million while Standard Life had a $2.9 million decrease in premiums earned. The increase at Madison Life is comprised of: a $4.2 million increase in the credit lines of business primarily due to the acquisitions of two single premium blocks of business, effective April 1 and October 1, 1997; a $.3 million increase in long-term disability premiums; a $.1 million increase in group term life premiums; and a $.4 million increase in the ordinary life and individual accident and health lines of business. The change at Standard Life is comprised of: a $.3 million decrease in its DBL line; a $.5 million decrease in HMO premiums due to a reinsurance adjustment on an assumed block of business; a $.3 million decrease in stop-loss premiums; a $1.0 million decrease in the closed blocks of life, annuity and individual and group accident and health lines of business due to the continued runoff of this line of business; and a $.8 million decrease in point of service premiums due to the loss of one large case in 1998.

     Total net investment income increased $2.5 million primarily due to an increase in assets at Madison Life related to acquisitions. The annualized return on investments of the Insurance Group in the first six months of 1998 was 7.6% compared to 7.4% in the first six months of 1997.

      Other income increased $3.1 million. Madison Life's income increased $1.2 million primarily from fee income earned by the MGU acquired on December 31, 1997. Other income at Standard Life increased $1.9 million due to an increase in coinsurance reserves of $2.3 million, from the surrender by a large group of policyholders in a coinsurance treaty in the second quarter of 1997, for which there was no similar surrender in 1998; such increase was offset by a $.4 million decrease due to a reduction in fee income from the third party administrator in which Standard Life sold its interest in December 1997. Equity income from partnerships decreased $.1 million from 1997 to 1998.

      Insurance benefits, claims and reserves increased $4.1 million, reflecting an increase of $4.6 million at Madison Life and a $.5 million decrease at Standard Life. Madison Life's increase resulted from: a $2.5 million increase in the credit line of business and a $.7 million increase in interest credited to universal life and annuity products due to the acquisition of blocks of business and due to new accounts; a $.6 million increase in ordinary life and individual A & H reserves and claims due to surrenders on the new blocks of business; a $.4 million increase in group term life claims; and a $.4 million increase in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $.3 million decrease in HMO reinsurance reserves due to a reinsurance adjustment on an assumed block of business; and a $.8 million decrease in DBL claims and reserves due to improved experience ($.6 million) and decreased volume ($.2 million); a $.5 million decrease in stop-loss; such decreases were offset by: a $1.1 million increase in reserves in the closed blocks of life, annuity  and  individual and group accident and health  lines  of business reserves due to the surrender by the large group of policyholders in 1997.

      Amortization of deferred policy acquisition costs and general and administrative expenses for the Insurance Group increased $2.1 million. Madison Life's expenses increased $3.3 million and Standard Life's expenses decreased $1.2 million. The increase at Madison Life is primarily due to increases in commissions of $1.7 million and other general expenses of $.5 million related to the increase in premium volume and the acquisition of new blocks of business. In addition, Madison Life had $1.1 million in general expenses from the MGU acquired on December 31, 1997. The decrease at Standard Life is primarily due to a reduction in net commission expense of $1.2 million attributable to the increase in expense allowances received from reinsurers on its HMO line of business as a result of the increase in premiums.

Corporate
---------
      Operating loss for the six months ended June 30, 1998 was $.1 million as compared to income of $.8 million for the six months ended June 30, 1997, a decrease of $.9 million. Included in the six months ended June 30, 1997 is a non-recurring gain of $1.0 million from the sale of IHC's remaining real estate in Florida. Investment income remained constant while realized gains increased $.1 million. Selling, general and administrative expenses also remained constant.

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

     Asset Quality

     The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 76.8% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at June 30, 1998. Also at such date, approximately 97.6% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 1998, approximately 2.4% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was in real estate and mortgage loans. The Company has no non-performing fixed maturities.

       The  Company  monitors  its  investment  portfolio  on   a
continuous basis and believes that the liquidity of the Insurance
Group will not be adversely affected by its current investments.

      If a 100 basis point change in interest rates on the Insurance Group's interest sensitive policies were to occur, it would have a minimal overall financial effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are surrender charges to help offset the benefits being surrendered. If interest rates were to decrease, the risk to the Company is that its assets would be called. This is not a material exposure to the Company since it would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its assets, the Company employs investment strategies to mitigate interest rate and other market exposures from time to time as warranted.

     Balance Sheet

      The decrease in cash and cash equivalents was offset by a decrease in due to brokers attributable to the settlement of a securities trade that was placed at the end of December 1997, and settled in January 1998. The increase in due from reinsurers is attributable to the increase in Standard Life's direct written special disability business of which a large portion is reinsured. The increase in future policy liabilities, deferred policy acquisition costs and notes and other investments is due to the acquisition of two blocks of business by Madison Life. The first block was both universal life and traditional ordinary life policies, involved the transfer of $11.2 million in reserves and was effective June 1, 1998. The second block of business consisted entirely of traditional ordinary life policies and had an effective date of January 1, 1998. Assets were not transferred until July 15, 1998 on this block and consisted of $30.1 million of reserves.

      The Company had net receivables from reinsurers of $98.3 million at June 30, 1998. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are current and are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at June 30, 1998.

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

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $19.5 million at June 30, 1998. At the present time, the Company is not in need of any long-term financing.

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

      It is anticipated that future acquisitions will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed. IHC currently has no long-term debt.

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in unrealized gains of $.8 million, net of deferred tax expense, in total stockholders' equity, reflecting unrealized gains of $2.7 million at June 30, 1998 versus $1.9 million at December 31,
1997. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

     The results of the first six months of 1998 reflect a higher effective tax rate than in the first six months of 1997 due to reduced benefits associated with the utilization of net operating loss carryforwards. As previously reported, IHC expects that its future results will reflect a higher effective tax rate.

      The Company has continued and will continue to take all steps necessary to address Year 2000 compliance issues. Since the Company has updated and enhanced many of its primary systems in the past two years, it does not believe that the Year 2000 problem will pose operational difficulties. The cost of updating the Company's remaining systems is not expected to have a material effect on the Company or its results of operations, and is expected to be completed by the beginning of 1999. The Company has requested information from, among others, its managing general underwriters, managing general agents, HMOs, agents, reinsurers, securities brokers and bankers regarding the status of their Year 2000 compliance programs, and is in the process of evaluating any possible impact on the Company.

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

PART II.  OTHER INFORMATION
---------------------------
Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
           At its Annual Meeting of Stockholders held on June 22, 1998, the following seven nominees were re-elected for one-year terms on the Board of Directors:

          Harold E. Johnson, Allan C. Kirkman, Steven B. Lapin,
          Donald T. Netter, Edward Netter, Edward J. Scheider and Roy T.K. Thung

          The vote on the election of the above nominees was:

          For       At least 6,892,189 shares
          Withheld  No more than 6,580 shares

          There were no broker nonvotes.

           In  addition, at such meeting, the appointment of KPMG
Peat Marwick LLP as independent auditors for 1998 was ratified by a  vote of 6,890,566 shares for, 4,912 shares against, and  3,291 shares abstaining. There were no broker nonvotes.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
     a)   1)   Exhibit 11.  Statement re:  computation
               of per share earnings.

          2)   Exhibit 27.  Financial Data Schedule.

     b) No report on Form 8-K was filed during the quarter ended June 30, 1998.

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

                             INDEPENDENCE HOLDING COMPANY
                             ----------------------------
                                   (THE REGISTRANT)


Dated:  August 13, 1998         By:/s/ Roy T.K. Thung
                                  -------------------------
                                  Roy T.K. Thung
                                  Executive Vice President,
                                  Chief Financial Officer
                                  and Treasurer


Dated:  August 13, 1998         By:/s/ Teresa A. Herbert
                                  -------------------------
                                  Teresa A. Herbert
                                  Vice President and
                                  Controller