Form 10-Q
period 1998-09-30
INDEPENDENCE HOLDING CO
filed 1998-11-13
CIK 701869

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarterly Period Ended:  SEPTEMBER 30, 1998
                                         ------------------
                  Commission File Number: 0-10306
                                          -------

                        INDEPENDENCE HOLDING COMPANY
          -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)



         DELAWARE                             58-1407235
-----------------------------------------------------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)


         96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT         06902
----------------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)


    Registrant's telephone number, including area code: (203)358-8000


                             NOT APPLICABLE
---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2)has been subject to such filing requirements for the past 90 days. Yes X. No .


          7,378,469 SHARES OF COMMON STOCK, $1.00 PAR VALUE
----------------------------------------------------------------------
          Common stock outstanding as of November 10, 1998

               INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                              INDEX





     PART I - FINANCIAL INFORMATION                      PAGE NO.
     ------------------------------                      --------
     Consolidated Balance Sheets -
     September 30, 1998(unaudited)
     and December 31, 1997............................       3

     Consolidated Statements of Operations -
     Three Months and Nine Months ended
     September 30, 1998 and 1997 (unaudited).........        4

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1998
     and 1997(unaudited).............................        5

     Notes to Consolidated Financial Statements
     (unaudited)......................................  6 - 10

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition............ 11 - 19

     PART II - OTHER INFORMATION
     ---------------------------
     Item 6 - Exhibits and Reports on Form 8-K........      20

     Signatures.......................................      21

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                 SEPTEMBER 30,  DECEMBER 31,
                                                1998          1997
-----------------------------------------------------------------------
ASSETS:                                      (UNAUDITED)
 Cash and cash equivalents..................$ 21,671,000  $ 23,028,000
 Investments:
  Short-term investments....................  16,369,000    18,265,000
  Securities purchased under
   agreements to resell.....................   4,443,000    25,469,000
  Fixed maturities.......................... 235,750,000   201,324,000
  Equity securities.........................  15,013,000    13,496,000
  Other investments(Note 3).................  52,205,000    50,459,000
                                             -----------   -----------
     Total investments...................... 323,780,000   309,013,000
 Deferred policy acquisition costs..........  20,079,000    13,611,000
 Due and unpaid premiums....................   7,775,000     6,448,000
 Due from reinsurers........................ 109,152,000    92,990,000
 Due from brokers...........................     246,000         -
 Notes and other receivables................   4,684,000     3,292,000
 Other assets...............................   8,516,000     6,356,000
                                             -----------   -----------
     TOTAL ASSETS...........................$495,903,000  $454,738,000
                                             ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future policy liabilities..................$223,815,000  $169,082,000
 Unearned premiums..........................  21,905,000    27,893,000
 Funds on deposit...........................  65,070,000    72,187,000
 Insurance policy claims....................   5,829,000     6,279,000
 Other policyholders' funds.................   3,553,000     2,651,000
 Financial instruments sold, but
  not yet purchased.........................     608,000         -
 Due to brokers.............................  29,155,000    43,356,000
 Due to reinsurers..........................  10,270,000     4,349,000
 Accounts payable, accruals and
  other liabilities.........................  18,429,000    23,516,000
 Liability for business transferred (Note 2)       -         7,905,000
 Income taxes...............................   8,036,000     6,515,000
                                             -----------   -----------
     TOTAL LIABILITIES...................... 386,670,000   363,733,000
                                             -----------   -----------
STOCKHOLDERS' EQUITY:
 Preferred stock (none issued)..............       -             -
 Common stock, 7,388,469 and 7,430,169
  shares issued and outstanding, net
  of 2,236,050 and 2,188,950 shares
  in treasury, respectively.................   7,388,000     7,430,000
 Paid-in capital............................  83,443,000    76,046,000
 Accumulated other comprehensive income:
  Unrealized gains on investments,
   net of taxes (Notes 5 and 6).............   4,639,000     1,892,000
 Retained earnings .........................  13,763,000     5,637,000
                                             -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY............. 109,233,000    91,005,000
                                             -----------   -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY..................$495,903,000  $454,738,000
                                             ===========   ===========

       See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                           THREE MONTHS ENDED          NINE MONTHS ENDED
                             SEPTEMBER 30,                SEPTEMBER 30,
                           1998         1997         1998         1997
-------------------------------------------------------------------------
REVENUES:
 Premiums earned.......$19,366,000  $21,735,000  $60,264,000  $60,557,000
 Net investment income.  3,286,000    6,046,000   15,538,000   15,763,000
 Net realized and
  unrealized gains
  (losses).............  1,118,000       52,000    1,531,000      (99,000)
 Equity income (loss)..     23,000       72,000      (14,000)     151,000
 Other income..........  2,315,000    1,301,000    5,294,000    2,165,000
                        ----------   ----------   ----------   ----------
                        26,108,000   29,206,000   82,613,000   78,537,000
                        ----------   ----------   ----------   ----------
EXPENSES:
 Insurance benefits,
  claims and reserves.. 13,345,000   16,269,000   44,492,000   43,231,000
 Amortization of
  deferred policy
  acquisition costs....  1,305,000      741,000    3,781,000    2,195,000
 Selling, general and
  administrative
  expenses.............  7,742,000    8,691,000   23,675,000   23,699,000
                        ----------   ----------   ----------   ----------
                        22,392,000   25,701,000   71,948,000   69,125,000
                        ----------   ----------   ----------   ----------
 Operating income
  before income taxes..  3,716,000    3,505,000   10,665,000    9,412,000
 Income tax expense
  (Note 5).............  1,028,000      680,000    2,539,000    1,136,000
                        ----------   ----------   ----------   ----------
NET INCOME.............$ 2,688,000  $ 2,825,000  $ 8,126,000  $ 8,276,000
                        ==========   ==========   ==========   ==========
BASIC INCOME PER
 COMMON SHARE..........$       .36  $       .38  $      1.09  $      1.11
                        ==========   ==========   ==========   ==========
WEIGHTED AVERAGE
 BASIC COMMON SHARES
 OUTSTANDING...........  7,418,000    7,432,000    7,428,000    7,432,000
                        ==========   ==========   ==========   ==========
DILUTED INCOME
 PER COMMON SHARE......$       .36  $       .37  $      1.08  $      1.10
                        ==========   ==========   ==========   ==========
WEIGHTED AVERAGE
 DILUTED COMMON SHARES
 OUTSTANDING...........  7,539,000    7,533,000    7,557,000    7,493,000
                        ==========   ==========   ==========   ==========

       See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,                1998            1997
----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................$  8,126,000   $  8,276,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Amortization of deferred policy
   acquisition costs.......................   3,781,000      2,195,000
  Realized (gains) losses on sales of
   investments.............................  (1,815,000)        70,000
  Unrealized losses on trading
   securities..............................     284,000         30,000
  Equity loss (income).....................      14,000       (151,000)
  Depreciation.............................     388,000        308,000
  Deferred tax (benefit) expense...........    (420,000)       437,000
  Other....................................    (240,000)      (897,000)
 Changes in assets and liabilities:
  Net sales (purchases) of trading
   securities..............................     857,000     (2,031,000)
  Increase in insurance liabilities........  43,966,000     42,311,000
  Additions to deferred policy
   acquisition costs....................... (10,249,000)    (1,932,000)
  Change in net amounts due from and to
   reinsurers.............................. (10,240,000)   (33,774,000)
  Change in income tax liability...........     344,000         32,000
  Change in due and unpaid premiums........  (1,327,000)    (2,612,000)
  Other....................................  (6,958,000)      (856,000)
                                            -----------    -----------
     Net cash provided by operating
       activities..........................  26,511,000     11,406,000
                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to
  brokers.................................. (14,446,000)    (5,625,000)
 Sales and maturities of short-term
  investments..............................  72,749,000     35,166,000
 Purchases of short-term investments....... (70,767,000)   (32,254,000)
 Net purchases of resale agreements........  21,026,000     18,402,000
 Sales and maturities of fixed maturities.. 141,028,000    121,589,000
 Purchases of fixed maturities.............(169,067,000)  (137,010,000)
 Sales of equity securities................  35,961,000     20,190,000
 Purchases of equity securities............ (38,014,000)   (27,159,000)
 Proceeds on sales of other investments....   6,275,000      3,081,000
 Other investments, net....................  (8,035,000)   (13,955,000)
 Other.....................................  (1,771,000)      (677,000)
                                            -----------    -----------
     Net cash used by investing
       activities.......................... (25,061,000)   (18,252,000)
                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of common stock options..........      55,000          -
 Repurchase of common stock................    (605,000)         -
 Payments of investment-type insurance
  contracts................................  (1,885,000)    (1,818,000)
 Dividends paid............................    (372,000)      (372,000)
                                            -----------    -----------
     Net cash used by financing
        activities.........................  (2,807,000)    (2,190,000)
                                            -----------    -----------
 Decrease in cash and cash equivalents.....  (1,357,000)    (9,036,000)
 Cash and cash equivalents, beginning
  of year..................................  23,028,000     10,361,000
                                            -----------    -----------
 Cash and cash equivalents, end of period..$ 21,671,000   $  1,325,000
                                            ===========    ===========

       See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (A)  BUSINESS AND ORGANIZATION

      Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."
     Geneve Corporation, a diversified financial holding company, and its affiliated entities hold approximately 55% of IHC's outstanding common stock.

       (B)   PRINCIPLES  OF  CONSOLIDATION  AND  PREPARATION   OF
FINANCIAL STATEMENTS

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in the prior year's consolidated financial statements and
notes  thereto  have  been  restated  to  conform  to  the   1998
presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect:(i) the reported
amounts   of  assets  and  liabilities;(ii)  the  disclosure   of
contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 2.  DISCONTINUED OPERATIONS

      On December 31, 1996, IHC consummated the distribution of the common stock of Zimmerman Sign Company ("Zimmerman") on a pro rata basis to holders of record of IHC's common stock as of December 20, 1996. In connection with the distribution of Zimmerman, a subsidiary of the Company guaranteed $10,000,000 of subordinated debt of Zimmerman (the "Guarantee"). On September 30, 1998, the Guarantee was terminated; accordingly, a deferred credit (which was incurred in connection with the spin-off of Zimmerman) of $7,905,000, or $1.06 per share, was credited to stockholders' equity as of September 30, 1998.

NOTE 3.  OTHER INVESTMENTS

      The Company had invested $16,618,000 and $18,449,000 at September 30, 1998 and 1997, respectively, in Dolphin Limited Partnership-A ("Dolphin"), a private limited partnership that invests principally in relatively "market neutral" strategies which are less affected by general movements in the equity and fixed income markets than traditional investments, including "risk/merger arbitrage" and "convertible arbitrage." "Risk/merger arbitrage" is an investment approach designed to profit from the successful completion of proposed mergers, takeovers, tender offers, leveraged buy-outs, recapitalizations and spin-offs. "Convertible arbitrage" is a strategy principally designed to capitalize on discrepancies in the pricing of convertible securities and their underlying common stocks or stock equivalents. To a lesser extent, Dolphin also invests in "distressed situations" which principally means entities which are in bankruptcy proceedings or are otherwise financially distressed. The condensed statements of operations for Dolphin for the three months and nine months ended September 30, 1998 and 1997 are as follows:

                   THREE MONTHS ENDED         NINE MONTHS ENDED
                   1998          1997        1998          1997
                   ------------------        ------------------
                     (IN THOUSANDS)            (IN THOUSANDS)

Revenues...........$  (659)  $  2,949        $  2,518  $  9,191
Net (loss) income..$  (787)  $  2,213        $  1,313  $  6,774

IHC's share of
 net (loss) income.$  (367)  $  1,076        $    561  $  3,107

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------
NOTE 4.  INCOME PER COMMON SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Accordingly, all prior earnings per share calculations have been restated to reflect the new standard. Included in the diluted earnings per share calculation for 1998 and 1997, respectively, are 121,000 and 101,000 shares for the three months ended September 30, 1998 and 1997 and 129,000 and 61,000 shares for the nine months ended September 30, 1998 and 1997 from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 1,965,697 shares of common stock at $16.37 per share were not included in the computation of diluted income per share because the strike price of the warrants was greater than the average market price of the common shares during the three months and nine months ended September 30, 1998 and 1997.

NOTE 5.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation. Cash payments for income taxes were $2,632,000 and $676,000 for the nine months ended September 30, 1998 and 1997, respectively.
      The income tax expense for the nine months ended September 30, 1998 allocated to stockholders' equity for unrealized gains on investment securities was $1,597,000 representing the change in deferred tax liability of $2,641,000 at September 30, 1998 from $1,044,000 at December 31, 1997.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 6.  COMPREHENSIVE INCOME (CONTINUED)

      Disclosures related to comprehensive income for the three months and nine months ended September 30, 1998 and 1997 are as follows:

                       THREE MONTHS ENDED      NINE MONTHS ENDED
                       1998          1997     1998           1997
                       ------------------     -------------------
                         (IN THOUSANDS)         (IN THOUSANDS)

(A) COMPREHENSIVE INCOME

Net income................$ 2,688   $ 2,825    $ 8,126   $ 8,276
Unrealized gains
 on securities, net
 of reclassification......  1,939     2,146      2,747     3,046
                           ------    ------     ------    ------
     Comprehensive
      income..............$ 4,627   $ 4,971    $10,873   $11,322
                           ======    ======     ======    ======
(B) RECLASSIFICATION

Unrealized gains, net.....$ 1,576   $ 2,208    $ 2,463   $ 3,016
Less: reclassification
 for unrealized (losses)
 gains included in net
 income...................   (363)       62       (284)      (30)
                           ------    ------     ------    ------
Unrealized gains
 on securities, net.......$ 1,939   $ 2,146    $ 2,747   $ 3,046
                           ======    ======     ======    ======

(C) ACCUMULATED OTHER COMPREHENSIVE INCOME

Beginning balance.........$ 2,700   $  (566)   $ 1,892   $(1,466)
Unrealized gains
 on securities, net.......  1,939     2,146      2,747     3,046
                           ------    ------     ------    ------
Ending balance............$ 4,639   $ 1,580    $ 4,639   $ 1,580
                           ======    ======     ======    ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements for SFAS No. 131 are effective for financial statements for periods ending after December 15, 1997 but need not be applied to interim financial statements in the initial year of its application. The Company is currently evaluating the impact of SFAS No. 131 on the disclosures required to be made concerning its operating segments.
      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements for SFAS No. 133 are effective for financial statements for periods ending after June 15, 1999. The Company is evaluating the Statement but does not expect it to have a material impact on the Company.
       In   January  1998,  the  Company  adopted  the  remaining
provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as deferred by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of the remaining provisions of SFAS No. 125 had no material impact on the Company.

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

                      RESULTS OF OPERATIONS
                      ---------------------
THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------
     The Company's operating income increased $.2 million to $3.7 million for the period ended September 30, 1998 from $3.5 million for the same period in 1997. Net income was $2.7 million, or $.36 per share, diluted, for the quarter ended September 30, 1998 compared to $2.8 million, or $.37 per share, diluted, for the quarter ended September 30, 1997. The Company had net realized and unrealized gains of $1.1 million in 1998 and $.1 million in 1997. Excluding net realized and unrealized gains or losses, the Company had operating income of $2.6 million in 1998 as compared to $3.5 million in 1997, a decrease of 24.8%, which approximately consists of: the decrease in yields on investable assets, ($3.1 million), and a decrease in acquisitions at Madison Life, ($.2 million), offset by an increase due to all other lines of business, $2.4 million. Income tax expense increased to $1.0 million in 1998 from $.7 million in 1997 (see Capital Resources).

Insurance Group
---------------
     The Insurance Group's operating income increased $.5 million to $4.1 million in 1998 from $3.6 million in 1997. Operating income includes net realized and unrealized gains of $1.1 million in 1998 compared to $.1 million in 1997. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains from year to year. Operating income (excluding net realized and unrealized gains) was $3.0 million in 1998 compared to $3.6 million in 1997, a decrease of 15.5%.

      Premiums earned decreased $2.4 million to $19.4 million in 1998 from $21.7 million in 1997; premiums earned decreased $.8 million at Madison Life and $1.6 million at Standard Life. The
decrease  at  Madison  Life  is comprised  of:   a  $1.2  million
decrease in the credit lines of business primarily due to the recording of two quarters of activity on an acquired block in the third quarter of 1997, followed by the expected decrease in activity on that block in 1998; offset by a $.1 million increase in long-term disability premiums; and a $.3 million increase in ordinary life and individual A & H premiums. The change at Standard Life is comprised of: a $.4 million decrease in its DBL line due to a higher lapse rate in 1998; a $.3 million decrease in HMO premiums due to a reinsurance adjustment on an assumed block of business; a $.6 million decrease in point of service premiums due to a retroactive adjustment and the loss of one large policy contract in 1998; and a $.3 million decrease in stop-loss premiums.

     Total net investment income decreased $2.1 million primarily due to lower returns on certain hedged equity and distressed situation investments in the third quarter of 1998 slightly offset by an increase in assets at Madison Life related to acquisitions. The annualized return on investments of the Insurance Group in the third quarter of 1998 was 4.4% compared to 7.9% in the third quarter of 1997.

      Other income increased $.7 million. Madison Life had an increase of $1.0 million due to fee income earned by the managing general underwriter ("MGU") of which Madison Life acquired a controlling interest effective December 31, 1997. Such fee income of the MGU was offset by expenses described below in general and administrative expenses. Other income at Standard Life decreased $.3 million from a decrease in fee income. Equity income from partnerships is approximately the same.

      Insurance benefits, claims and reserves decreased $2.8 million reflecting a decrease of $.3 million at Madison Life and a decrease of $2.5 million at Standard Life. Madison Life's decrease resulted from: a $.5 million decrease in the credit lines of business due to the recording of two quarters of activity on an acquired block in the third quarter of 1997, followed by the expected decrease in activity on that block in 1998; and a $.1 million decrease in group term life claims;
offset by a $.2 million increase in interest credited to universal life and annuity products and a $.1 million increase in long-term disability claims. The change at Standard Life is comprised of: a $.5 million decrease in HMO reserves due to a reinsurance adjustment on an assumed block of business; a $1.0 million decrease in additional DBL claims and reserves due to improved experience ($.6 million) and lower premiums ($.4 million); a $.3 million decrease in stop-loss reserves; a $.4 million decrease in point of service claims and reserves due to a retroactive adjustment and the loss of one large policy contract in 1998; and a $.6 million decrease in reserves in the closed blocks of life, annuity and individual and group accident and health lines of business; such decreases were offset by a $.3 million increase in dividends to policyholders.

      Amortization of deferred policy acquisition costs and general and administrative expenses for the Insurance Group decreased $.4 million. Madison Life's expenses increased $.5 million and Standard Life's expenses decreased $.9 million. The increase at Madison Life is primarily due to an increase in other general expenses of $1.1 million related to the MGU acquired on December 31, 1997 offset by a decrease in commissions of $.6 million related to the acquisition of new blocks of business in 1997. The decrease at Standard Life is primarily due to a reduction in net commission expense of $.4 million attributable to the increase in expense allowances received from reinsurers on its HMO and special disability line of business as a result of the increase in gross premiums and a $.5 million decrease in general expenses from the third party administrator in which Standard Life sold its interest in December 1997.

Corporate
---------
      Operating loss for the quarter ended September 30, 1998 increased $.3 million to a loss of $.4 million as compared to a loss of $.1 million for the quarter ended September 30, 1997. Investment income decreased $.6 million from 1997 due to lower returns from certain hedged equity investments in 1998. Other income increased $.3 million as a result of fee income earned from the termination of the guarantee of the debt of Zimmerman Sign Company ("Zimmerman"). Selling, general and administrative expenses remained constant.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------
      The Company's operating income increased $1.3 million to $10.7 million for the period ended September 30, 1998 from $9.4 million for the same period in 1997. Net income was $8.1 million, or $1.08 per share, diluted, for the nine months ended September 30, 1998 compared to $8.3 million, or $1.10 per share, diluted, for the nine months ended September 30, 1997. The Company had net realized and unrealized gains of $1.5 million in 1998 and losses of $.1 million in 1997. Included in the 1997 results is a non-recurring gain of $1.0 million or $.14 per share, diluted, from the sale of real estate carried by IHC at nominal value (there was no tax attributable to such gain). Excluding net realized and unrealized gains or losses and the non-recurring real estate gain in 1997, the Company had operating income of $9.1 million in 1998 as compared to $8.5 million in 1997, an increase of 7.9%, which approximately consists of: acquisitions of blocks of business made at Madison Life, $1.6 million, the increase in other lines of business, $2.2 million, offset by the decrease in yield on investable assets,($3.2 million). Income tax expense increased to $2.5 million in 1998 from $1.1 million in 1997 (see Capital Resources).

Insurance Group
---------------
      The Insurance Group's operating income increased $2.3 million to $11.1 million in 1998 from $8.8 million in 1997. Operating income includes net realized and unrealized gains of $1.4 million in 1998 compared to losses of $.1 million in 1997. Operating income (excluding net realized and unrealized gains or losses) was $9.7 million in 1998 compared to $8.9 million in 1997, an increase of 9.3%.

      Premiums earned decreased $.3 million to $60.3 million in 1998 from $60.6 million in 1997; premiums earned at Madison Life increased $4.3 million while Standard Life had a $4.6 million decrease in premiums earned. The increase at Madison Life is comprised of: a $3.1 million increase in the credit lines of business primarily due to the acquisitions of two single premium blocks of business, effective April 1 and October 1, 1997; a $.5 million increase in long-term disability premiums; and a $.7 million increase in the ordinary life and individual accident and health lines of business. The change at Standard Life is comprised of: a $.7 million decrease in its DBL line; a $.7 million decrease in HMO premiums due to a reinsurance adjustment on an assumed block of business; a $.5 million decrease in stop-loss premiums; a $1.1 million decrease in the closed blocks of life, annuity and individual and group accident and health lines of business due to the continued runoff of this line of business; and a $1.6 million decrease in point of service premiums due to the loss of one large policy contract and a retroactive adjustment in 1998.

      Total net investment income increased $.4 million primarily due to an increase in assets at Madison Life related to acquisitions offset by lower returns on certain hedged equity and distressed situation investments. The annualized return on investments of the Insurance Group in the first nine months of 1998 was 6.3% compared to 7.6% in the first nine months of 1997.

      Other income increased $3.9 million. Madison Life's income increased $2.3 million primarily from fee income earned by the MGU acquired on December 31, 1997. Such fee income of the MGU was offset by expenses described below in general and administrative expenses. Other income at Standard Life increased $1.6 million due to an increase in coinsurance reserves of $2.3 million, from the surrender by a large group of policyholders in a coinsurance treaty in the second quarter of 1997, for which there was no similar surrender in 1998. Such increase was offset by a $.7 million decrease in fee income from the third party administrator in which Standard Life sold its interest in December 1997. Equity income from partnerships decreased by $.2 million.

      Insurance benefits, claims and reserves increased $1.3 million, reflecting an increase of $4.2 million at Madison Life and a $2.9 million decrease at Standard Life. Madison Life's increase resulted from: a $2.0 million increase in the credit line of business and a $.8 million increase in interest credited to universal life and annuity products due to the acquisition of blocks of business and due to new accounts; a $.6 million increase in ordinary life and individual A & H reserves and claims due to surrenders on the new blocks of business; a $.3 million increase in group term life claims; a $.4 million increase in long-term disability claims due to the increased volume; and a $.1 million increase in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $.9 million decrease in HMO reinsurance reserves due to a reinsurance adjustment on an assumed block of business; and a $1.9 million decrease in DBL claims and reserves due to improved experience ($1.3 million) and decreased volume ($.6 million); a $.9 million decrease in stop-loss reserves; a $.9 million decrease in point of service claims and reserves due to the retroactive adjustment and the loss of one large policy contract in 1998; and a $.3 million decrease in the individual A & H line due to improved experience; such decreases were offset by: a $1.8 million increase in reserves in the closed blocks of life, annuity and individual and group accident and health lines of business reserves due to the surrender by the large group of policyholders in 1997 and a $.2 million increase in dividends to policyholders.

      Amortization of deferred policy acquisition costs and general and administrative expenses for the Insurance Group increased $1.7 million. Madison Life's expenses increased $3.8 million and Standard Life's expenses decreased $2.1 million. The increase at Madison Life is primarily due to increases in commissions of $1.1 million and other general expenses of $.7 million related to the increase in premium volume from the acquisition of new blocks of business. In addition, Madison Life had $2.0 million in general expenses from the MGU acquired on December 31, 1997. The decrease at Standard Life is primarily due to a reduction in net commission expense of $1.6 million attributable to the increase in expense allowances received from reinsurers on its HMO and special disability lines of business as a result of the increase in gross premiums and a $.5 million decrease in general expenses.

Corporate
---------
      Operating loss for the nine months ended September 30, 1998 was $.4 million as compared to income of $.6 million for the nine months ended September 30, 1997, a decrease of $1.0 million. Included in the nine months ended September 30, 1997 is a non-recurring gain of $1.0 million from the sale of IHC's remaining real estate in Florida. Investment income decreased $.6 million due to lower returns on certain hedged equity investments. Realized gains increased $.1 million. Other income, excluding the non-recurring gain, increased by $.3 million in 1998 as a result of fee income earned from the termination of the guarantee of certain subordinated indebtedness of Zimmerman (see Note 2 of

Notes to Consolidated Financial Statements). Selling, general and administrative expenses decreased by $.2 million.


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

     Asset Quality

     The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 80.7% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at September 30, 1998. Also at such date, approximately 97.8% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 1998, approximately 2.2% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was in real estate and mortgage loans. The Company has no non-performing fixed maturities.

       The  Company  monitors  its  investment  portfolio  on   a
continuous basis and believes that the liquidity of the Insurance
Group will not be adversely affected by its current investments.

      If a 100 basis point change in interest rates on the Insurance Group's interest sensitive policies were to occur, it would have a minimal overall financial effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are surrender charges to help offset the benefits being surrendered. If interest rates were to decrease, the risk to the Company is that its securities would be subject to early redemption. This is not a material exposure to the Company since it would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its assets, the Company employs investment strategies to mitigate interest rate and other market exposures from time to time as warranted.

     Balance Sheet

      The decrease in securities purchased under agreements to resell was offset by a decrease in due to brokers attributable to the settlement of a securities trade that was placed at the end of December 1997, and settled in January 1998. The increase in due from and to reinsurers is attributable to the increase in
Standard Life's direct written special disability business of which a large portion is reinsured. The increase in future policy liabilities, deferred policy acquisition costs and fixed maturities is due to the acquisition of two blocks of business by Madison Life. The first block was both universal life and traditional ordinary life policies, involved the transfer of $11.2 million in reserves and was effective June 1, 1998. The second block of business consisted entirely of traditional ordinary life policies and had an effective date of January 1, 1998. Assets were transferred on July 15, 1998 on this block and consisted of $30.1 million of reserves. The decrease in liability for business transferred and corresponding credit to Paid-in-Capital resulted from the termination of the guarantee of certain subordinated indebtedness of Zimmerman on September 30, 1998 (see
Note 2 of Notes of Consolidated Financial Statements).

      The Company had net receivables from reinsurers of $98.9 million at September 30, 1998. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are current and are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at September 30, 1998.

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

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $17.9 million at September 30, 1998. At the present time, the Company is not in need of any long-term financing.


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

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in unrealized gains of $2.7 million, net of deferred tax expense, in total stockholders' equity, reflecting unrealized gains of $4.6 million at September 30, 1998 versus $1.9 million at December 31, 1997. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

      The results of the first nine months of 1998 reflect a higher effective tax rate than in the first nine months of 1997 due to reduced benefits associated with the utilization of net operating loss carryforwards. As previously reported, IHC expects that its future results will reflect a higher effective tax rate.

      The Company has continued and will continue to take all steps necessary to address Year 2000 compliance issues. Since the Company has updated and enhanced many of its primary systems in the past several years, it does not believe that the Year 2000 problem will pose internal operational difficulties and expects that all internal systems will be Year 2000 compliant by the first quarter of 1999. Given the recent large expenditures by Standard Life and Madison Life to upgrade their systems, the cost of updating the Company's remaining systems is not expected to exceed $100,000. The Company believes that its greatest Year 2000 exposure arises from the possibility of non-compliance by, among others, its MGU's, managing general agents, HMOs, agents, third party administrators, producers, reinsurers, securities brokers and bankers. The Company has requested information from these third parties and is in the process of evaluating any possible impact on the Company. In the event that some of these third parties are not Year 2000 compliant, the Company could experience difficulties in claims adjudication and obtaining correct underwriting and financial data, and could suffer a loss in business as a result of these third parties consolidating, going out of business or suffering operational or financial problems. The Company is in the development stages of formulating a contingency plan with respect to this exposure.

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

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
     a)   1)   Exhibit 11.  Statement re:  computation
               of per share earnings.

          2)   Exhibit 27.  Financial Data Schedule.

     b) No report on Form 8-K was filed during the quarter ended September 30, 1998.

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

                             INDEPENDENCE HOLDING COMPANY
                             ----------------------------
                                   (THE REGISTRANT)


Dated:  November 13, 1998      By:/s/ Roy T.K. Thung
                                  ------------------------
                                  Roy T.K. Thung
                                  Executive Vice President,
                                  Chief Financial Officer
                                  and Treasurer


Dated:  November 13, 1998      By:/s/ Teresa A. Herbert
                                  -----------------------
                                  Teresa A. Herbert
                                  Vice President and
                                  Controller