Form 10-K405
period 1998-12-31
INDEPENDENCE HOLDING CO
filed 1999-03-26
CIK 701869

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
           -------------------------------------------
                 COMMISSION FILE NUMBER 0-10306
                 ------------------------------

                  INDEPENDENCE HOLDING COMPANY
------------------------------------------------------------
   (Exact name of Registrant as specified in its charter)

       DELAWARE                         58-1407235
------------------------ -----------------------------------
(State of Incorporation) (I.R.S.Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT          06902
------------------------------------------------------------
(Address of Principal Executive Offices)          (Zip Code)
                      (203) 358-8000
                    ------------------
                    (Telephone Number)
Securities registered pursuant to Section 12(b) of the Act:
                           NONE
-----------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
               COMMON STOCK, $1.00 PAR VALUE
                  SHARE PURCHASE WARRANTS
-----------------------------------------------------------
                     (Title of Class)
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
      7,355,800 shares of common stock were outstanding as of March 23, 1999.
      The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of March 23, 1999 was $40,549,565.

     The Exhibit Index is located on page 82 of this filing.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for June 22, 1999 are incorporated by reference into Part III of this filing.

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

      Standard Life, which has an A (Excellent) rating from A.M. Best & Company, Inc. ("Best"), is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin and licensed to sell insurance products in 46 states, the District of Columbia and the Virgin Islands, has a B++ (Very Good) rating from Best. First Standard is domiciled in Delaware and licensed to write and reinsure property and casualty insurance in Delaware and New York. Based on information provided by Best, a Best's rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance. Best ratings are based upon factors relevant to policyholders, agents, and intermediaries, and are not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold securities of IHC.

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

                 PRINCIPAL PRODUCTS AND SERVICES

Medical Stop-Loss
-----------------
      Standard Life markets, throughout the United States, stop-loss insurance for self-insured group medical plans. Medical stop-loss insurance allows self-insured employers to manage the risk of excessive health insurance exposures by limiting aggregate and specific losses to a predetermined amount. Self-insured plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans.

     Medical stop-loss coverage is available on either a specific or a specific and aggregate basis, although the majority of the policies issued by Standard Life cover both specific and aggregate claims. Standard Life designs plans to fit the identified needs of the self-insured employer by offering a variety of attachment points with respect to aggregate coverage (i.e., the level of claims after which the medical stop-loss benefits become payable) and, with respect to specific coverage, various deductible options.

     Standard Life markets its medical stop-loss products through a network of managing general underwriters ("MGUs") who are non-salaried independent contractors that receive administrative fees. During 1998, Standard Life marketed through ten different MGUs. The MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by Standard Life, billing and collecting premiums from the employers, paying commissions to third party administrators ("TPAs") and/or brokers, and adjudicating claims. Standard Life is responsible for selecting MGUs, establishing underwriting guidelines and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. Standard Life has also begun marketing this product through its Health Maintenance Organization ("HMO") relationships, as further described below under "Managed Health Care."

      Individuals who obtain health coverage through such self-insured plans cannot currently sue their employer in state court for punitive or compensatory damages, but can seek legal recourse in federal court where an employer can be ordered to cover and deliver a wrongfully-denied benefit. In the continuing debate over health care reform, certain federal and state legislation has been proposed which could permit plan sponsors, administrators, or certain other parties to be liable for punitive damages in state court. Currently, such federal legislation initiatives include: the "Patients' Bill of Rights Act of 1999" (S. 300 H.R. 358), the "Access to Quality Care Act of 1999" (H.R. 216), the "Managed Care Reform Act of 1999" (H.R.
719), and the "Promoting Responsible Managed Care Act of 1999" (S. 374). While the Company cannot predict whether any of these proposals will be adopted or what, if any, impact enactment of any of these (or any similar state legislation) would have on its medical stop-loss business, the number of employers offering health benefits or choosing self-insured plans could be reduced, plans could increase the portion paid by employees (thereby reducing participation), the Company's pricing could be affected, and the Company could be faced with greater liability exposures. As with past initiatives which were not enacted, the Company believes that any such initiatives that could ultimately be implemented should continue to recognize employer's self-insurance of health care benefits as a viable and cost-effective method of financing health care for employees and their families.

New York Short-Term Disability
------------------------------
      Standard Life markets a short-term statutory disability benefit product in New York State ("DBL"). All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness. The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten. The DBL business is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Standard Life has completed a significant enhancement to its DBL administrative systems, and anticipates continuing to expand its DBL business through the addition of general agents and the acquisition of blocks of business.

Group Term Disability and Term Life
-----------------------------------
     Group Long-Term and Short-Term Disability

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

     Madison Life's disability products are sold primarily in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent ("MGA") that specializes in these target markets. This MGA assists in the billing and administration of the business, and is paid commissions based upon the amount of premiums produced. Madison Life has expanded its marketing to non-governmental businesses through non-salaried independent general agents and agents who are paid commissions based upon the amount of premiums produced. Madison Life has also entered into an agreement with another insurer to sell group long-term disability in markets in which Madison Life is not currently
established.   Under  the  agreement, the  other  insurer  issues
policies as to which the underwriting, claims processing and related services are performed by Madison Life for a fee; Madison Life has retained 25% of the risk on this business.

      Madison Life intends to increase sales by targeting non-governmental business and maximizing its traditionally strong sales to school districts, municipalities and hospital employer groups.

     Group Term Life

      Madison Life sells group term life products which are marketed primarily to the same customers that purchase its group short-term and long-term disability products. These products include group term life, accidental death and dismemberment ("AD&D"), supplemental life and AD&D and dependent life. In order to enhance its marketing and retention of this line of business, Madison Life also offers a paid-up life benefit for eligible employees of schools and municipalities beginning at age 65, subject to a vesting schedule. Madison Life's group term life products are distributed by the same MGA and independent general agents and agents that distribute its group disability products, with compensation based upon the amount of premiums produced. As with its group disability business, Madison Life intends to expand its sales of group term life products to non-governmental entities.

      Standard Life also markets group term life insurance products primarily through its existing distribution channels, including its medical stop-loss and managed care MGUs, to employers who self-insure or who enroll in HMOs, as well as to the employees of such employers and HMO's. In 1998, Standard Life purchased and installed a group life system and appointed additional MGUs, independent general agents and brokers to enhance the marketing of its group term life business. The independent general agents and agents or brokers who market these products are paid commissions, and MGUs who market these products receive administrative fees.

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

      In 1998, Madison Life purchased a credit insurance agency with $4,000,000 of credit life and disability premiums, as well as an affiliated reinsurance company. This acquisition is expected to increase Madison Life's direct credit insurance premium volume by approximately 29% in 1999.

      In addition to expanding its credit life and disability business through its credit insurance agency, Madison Life intends to expand through greater geographical diversification, agreements to administer blocks of business for other insurers, joint marketing alliances with other insurers and acquisitions.

Managed Health Care
-------------------
     HMO Reinsurance

       Standard Life markets, throughout the United States, reinsurance for HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by regulation. A majority of state regulatory authorities responsible for HMO oversight require such coverage. This coverage allows HMOs to manage the risk of excessive exposures by limiting specific losses to a pre-determined amount. Standard Life markets HMO reinsurance through independent reinsurance managers (with experienced management and staff knowledgeable in reinsurance issues specifically facing HMOs) which are responsible for collecting premiums and adjudicating reinsurance claims. Final authority for all financial decisions remains with Standard Life, although financial reviews of each HMO are performed on behalf of Standard Life by an independent firm whose primary business is managed care.

     HMO Point-of-Service ("POS")

      Standard Life has capitalized on the competitive pressures in the HMO market by marketing POS coverage throughout the United States through its HMO relationships. A POS product allows a member greater freedom of choice of providers and/or the ability to access care without a gatekeeper or primary care physician referral; both mature and start-up HMOs are experiencing difficulty in attracting and retaining members unless they are able to offer such options. Most states require that HMOs desiring to offer a POS product do so by partnering with an indemnity carrier (such as Standard Life). While the marketing of the POS product began in 1995 with its behavioral health carve-out product, Standard Life has accelerated its sales efforts and committed more of its resources to this sector. With respect to the POS product, Standard Life retains final responsibility for underwriting, issuing policies, billing and collecting of premiums, paying commissions and servicing claims.

     HMO Employer Medical Stop-Loss

       Standard Life markets its employer medical stop-loss products (and certain other products including group term life) through its HMO distribution network. Like Standard Life's other medical stop-loss product, these plans allow self-insured employers to manage the risk of excessive health insurance exposures by limiting aggregate and specific losses to a predetermined amount, as well as utilizing the managed care expertise of the HMOs to manage losses. With respect to the HMO employer medical stop-loss product, Standard Life retains final responsibility for underwriting, issuing policies, billing and collecting of premiums, paying commissions and servicing claims.

     Provider-Excess

     Standard Life markets provider-excess products to providers, provider health care organizations ("PHOs"), hospital groups, physician groups and individual practice associations ("IPAs") that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation. Standard Life writes these products through specialized MGUs with management and staff experienced in provider-excess insurance. These MGUs are responsible for marketing, underwriting and administering and adjudicating claims.

      Standard Life maintains a low risk profile on each of these managed health care products by reducing its exposure through quota share reinsurance arrangements.

     Managed Health Care Investments

       Madison Life and Standard Life, through investment subsidiaries, participate on an equity basis in two development-stage ventures which market provider-excess, HMO reinsurance and HMO employer medical stop-loss products through their proprietary market databases and alliances with various partners. In addition, the Company acquired in 1997 a significant interest in an MGU that markets Standard Life products; the Company believes that this acquisition will enable it to control a substantial portion of Standard Life's distribution network for its core products, as well as other products which this MGU may develop and/or market in the future.

      Leveraging on Standard Life's position in the areas of HMO reinsurance, POS, HMO employer medical stop-loss and provider-excess, the Company has formed a new entity, IndependenceCare LLC ("IndependenceCare"). Through its operating companies, IndependenceCare will market consulting services and various insurance products (of Standard Life and of one of the largest domestic professional property/casualty reinsurers) on a nationwide basis to a broad range of managed care organizations. The Company believes that these new entities will further enhance its ability to compete in the managed care market.

      The Company is actively increasing its presence in managed health care through Standard Life's HMO reinsurance, POS, HMO employer medical stop-loss, provider-excess and related products, and its managed care investments. In addition, the Company actively seeks opportunities to enter into cooperative underwriting and reinsurance arrangements with other life and health insurers, reinsurers, HMOs, and managed care companies that it believes would augment its existing businesses.

Special Disability
------------------
      During the last half of 1996, Standard Life commenced providing disability income, accident medical, accidental death, and AD&D insurance to athletes, executives and entertainers. The coverage is written for a limited term (5 years or less) and is optionally renewable by Standard Life. The principal benefits offered are permanent total disability ("PTD") and temporary total disability ("TTD"). PTD is paid as a lump sum if caused by either an injury or sickness which is career ending. TTD covers the same risks as PTD, but is paid in installments until the maximum limit of insurance is exhausted or the insured no longer has a total disability. For these special risks, Standard Life has delegated marketing and underwriting authority to a specialized MGU which has concentrated its efforts in these markets for more than 15 years. Currently, Standard Life insures no more than half of the value of the individual's contract, thereby sharing the risk with another party (e.g., a team or a corporate sponsor). In addition, Standard Life has minimized its risk on such business by obtaining reinsurance on a quota share or facultative basis.

Acquired Blocks/Other Business
------------------------------
      This category includes: (i) insurance products which are in runoff as a result of the Insurance Group's decision to discontinue writing such products; (ii) blocks of business which were acquired from other insurance companies but which are not of the type currently being written by the Insurance Group (acquired blocks of business of the type currently being written are included within the specified product group); and (iii) certain miscellaneous insurance products.

     The following lines of Standard Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Madison Life's runoff in this category consists of existing blocks of individual life (including pre-need (i.e., funeral expense coverage) and interest-sensitive life blocks which were acquired in 1996, 1997 and 1998), individual accident and health products, annual and single premium deferred annuity contracts and individual annuity contracts.

      The following table sets forth gross direct and assumed earned premiums and net premium income of the Insurance Group by principal product for the years indicated (in thousands):

          _____________________________________________


     GROSS DIRECT AND ASSUMED EARNED PREMIUMS
     ----------------------------------------
                                  1998         1997         1996
                              ----------------------------------
Medical Stop-Loss............$   92,549   $   89,565  $   84,228
DBL..........................    20,912       21,937      16,673
Group Term Disability and
 Term Life...................    26,252       21,618      19,325
Credit Life and Disability...    22,696       20,115      13,931
Managed Health Care..........    41,978       26,357      13,764
Special Disability...........    24,922       15,332       1,604
Acquired Blocks/Other
 Business....................    13,590       15,673      12,935
                               --------     --------    --------
  TOTAL......................$  242,899   $  210,597  $  162,460
                               ========     ========    ========

 PREMIUMS EARNED
 ---------------
                                   1998         1997        1996
                               ---------------------------------
Medical Stop-Loss............$   19,614   $   19,706  $   20,272
DBL..........................    20,912       21,937      16,673
Group Term Disability and
 Term Life...................     9,394        7,560       6,896
Credit Life and Disability...    20,288       17,946      11,549
Managed Health Care..........     1,034        5,255       4,473
Special Disability...........       196           71          10
Acquired Blocks/Other
 Business....................     9,220        9,726       9,712
                               --------     --------    --------
  TOTAL......................$   80,658   $   82,201  $   69,585
                               ========     ========    ========

      The following table summarizes the aggregate life insurance in-force of the Insurance Group (in thousands):

                                   1998         1997         1996
                               ----------------------------------
LIFE INSURANCE IN-FORCE:
 Group........................$5,078,640  $4,322,371   $3,759,716
 Individual term..............   347,253     302,583      343,674
 Individual permanent.........   482,210     446,015      454,386
 Credit.......................   832,486   1,081,515      494,506
                               ---------   ---------    ---------
  TOTAL LIFE INSURANCE
   IN-FORCE (1), (2)..........$6,740,589  $6,152,484   $5,052,282
                               =========   =========    =========
NEW LIFE INSURANCE:
 Group........................$  942,001  $  682,296   $  953,327
 Individual term..............     -              11           91
 Individual permanent.........     -           1,023          339
 Credit.......................   302,426     268,682      233,066
                               ---------   ---------    ---------
  TOTAL NEW LIFE INSURANCE....$1,244,427  $  952,012   $1,186,823
                               =========   =========    =========
NOTES:

(1)  Includes participating
      insurance...............$   91,998  $   59,897   $   31,928
                               =========   =========    =========
(2)  Includes ceded
      reinsurance of:
       Group..................$2,526,261  $2,118,806   $1,828,969
       Individual.............   246,102     283,405      342,689
       Credit.................    51,320      40,794       43,875
                               ---------   ---------    ---------
     Total ceded reinsurance..$2,823,683  $2,443,005   $2,215,533
                               =========   =========    =========
                  _______________________________

                          ACQUISITIONS

      The Company has assembled a team of senior executives which is responsible for identifying, analyzing, negotiating, acquiring and administering acquisitions of blocks of insurance business. The team members, who have been involved with numerous acquisitions, focus primarily on transactions involving the purchase of blocks of policies, but also evaluate acquisitions of entire companies. The Company's Management Information Systems ("MIS") and policyholder services departments are experienced in converting the acquired policies and assuming the daily servicing requirements related to the acquisition of substantial blocks of policies. Significant progress was made by the Company in upgrading its administrative systems, and efforts are continually focused toward maintaining systems that can efficiently handle sophisticated policies and contracts.

      The Company believes that current trends in the life and health insurance industry provide excellent opportunities for more acquisitions and consolidations. Some companies are reducing administrative costs by divesting of divisions, insurance subsidiaries and blocks of business which do not fit their overall strategies, or are disposing of non-core businesses in order to focus capital on their primary lines. Other companies are experiencing increased difficulty in remaining competitive due to more stringent regulatory requirements, downgrades by rating agencies, the increased cost of sophisticated information processing systems and the inaccessibility to capital markets. With its upgraded administrative systems, the Company is well-positioned to assume blocks of business from insurers who do not wish to bear the cost of becoming Year 2000 compliant with respect to such blocks. Mutual companies and non-profit entities, in particular, may have difficulty accessing sources of capital. Additionally, there are many small to medium sized closely held insurance companies which are exploring divestiture options; the Company believes that it is well positioned to compete for these opportunities.

Historical
----------
      Madison Life acquired four individual life insurance blocks during 1998 with total reserves of $41,500,000. One of the blocks, with reserves of $250,000, was purchased from the receiver of a liquidated company. A second block, with reserves of $250,000, was purchased from a state insurance guaranty fund. A third block, with reserves of $30,000,000, was purchased from another state insurance guarantee fund. The fourth life block, with reserves of $11,000,000 was purchased from an active company exiting the individual life market. In connection with the purchase of the credit insurance agency, Madison Life acquired a block of credit life and disability policies with reserves of $2,000,000.

      Madison Life acquired two single premium credit insurance blocks and two individual life insurance blocks during 1997 with aggregate reserves of $58,300,000. The two credit insurance blocks had aggregate reserves of $31,600,000. One of the individual life blocks was purchased from a company under court-ordered liquidation and contained $23,000,000 of life/annuity reserves and $300,000 of annual premiums. The other life block was a single premium book of business with $3,400,000 of reserves and was acquired from a company being merged into its parent company. Finally, a very small block of life policies was acquired from a state guaranty fund as part of Madison Life's ongoing effort to maintain a positive relationship with regulatory authorities in the event that significant blocks from insolvent companies (such as the $23,000,000 block in 1997 and the $30,000,000 block in 1998) become available in the future.

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

      Standard Life actively seeks acquisition opportunities with other insurance companies (i) whose DBL business no longer fits their marketing strategy or (ii) that cannot administer their in-force DBL block profitably. As a result, Standard Life has reduced its administration costs on a per policy basis and gained access to new general agents and brokers. During 1997, Standard Life acquired a DBL block of business with total annualized premiums of $3,500,000. In 1996, Standard Life acquired two DBL blocks from two insurers with total annualized premiums of $3,500,000.

      In January 1999, Standard Life acquired the life insurance policies of a non-profit entity with reserves of $4,100,000. This business will be administered through Madison Life's systems, and may be partially reinsured to Madison Life.

Outlook
-------
      The Company positioned itself to increase its acquisition activity by contributing $5,000,000 to Madison Life in 1996 (following a contribution of $15,000,000 in 1993). These contributions served to further enhance the Insurance Group's already superior capital ratios, broad licensing and excellent asset quality. The Company currently has no indebtedness, and anticipates that it can use its current liquidity (including a new $30,000,000 credit facility further described in Note 22 of the Notes to Consolidated Financial Statements) and/or raise additional capital in the public or private markets to the extent determined necessary or desirable in order to pursue acquisitions.

      The Company is particularly interested in acquiring the following types of policies: traditional and group life, interest-sensitive life, credit life and health, limited benefit health (e.g., cancer or hospital indemnity), medical stop-loss, DBL, certain other disability and certain annuities. The Company believes that it enjoys an excellent reputation with state guaranty funds and associated receivers in insolvency situations, as evidenced by the number of such transactions Madison Life has completed in the last several years. In addition, the Company expects that additional opportunities may develop with non-profit entities that are having difficulty administering their insurance policies in an economically efficient manner, such as the block acquired by Standard Life in 1999.

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

      Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Retention limits for Standard Life at December 31, 1998 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium;
(ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) $250,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; and (v) $25,000 on its special disability business. Standard Life has purchased excess reinsurance for its medical stop-loss business on the portion of risks which it retains in order to further limit its exposure. Standard Life also maintains stop-loss and catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

      At December 31, 1998, retention limits for Madison Life were: (i) $2,500 per month on group long-term and short-term disability insurance; (ii) $60,000 on group term life, substandard ordinary life, group credit single premium life, group family life and individual ordinary life; (iii) $1,000 per month on individual substandard long-term disability insurance;

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

      The following reinsurers represent 60.5% of the total ceded premium for the year ended December 31, 1998:

     Phoenix Home Life Insurance Company     11.6%
     Continental Assurance Company           10.9%
     ReliaStar Life Insurance Co., Inc.      10.2%
     Cologne Life Reinsurance Company         7.6%
     Vasa North Atlantic Insurance Company    7.2%
     Swiss Reinsurance Life and Health        6.5%
     General Reinsurance Corp.                6.5%
                                             -----
                                             60.5%
                                             =====

      The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies and reinsurance pools comprised of companies that are primarily rated A or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 1998 and 1997, the Insurance Group's ceded reinsurance in-force was $2.8 billion and $2.4 billion, respectively.

     For further information pertaining to reinsurance, reference is made to Note 17 of Notes to Consolidated Financial Statements.



                    RESERVES AND INVESTMENTS

      More than 88% of IHC's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 1998, approximately 98% of the fixed maturities were investment grade and only a negligible amount were in real estate, non-performing fixed maturities and mortgage loans. The internal investment group provides a summary of the investment portfolio and the results thereof at the meetings of the Board of Directors.

     As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations. Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death. Standard Life and Madison Life are also required by law to periodically have a cash flow adequacy analysis, which projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company. Standard Life, Madison Life and First Standard invest their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective Boards of Directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration  and  average life that falls within  the  band  of  the duration and average life of the applicable liabilities. The Company utilizes options to modify the duration and average life of the assets. Such investment strategies are further described in Note 1(G)(iv) of the Notes to Consolidated Financial Statements.

      Under Wisconsin insurance law, there are restrictions relating to the percentage of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment. With respect to the portion of an insurer's assets equal to its liabilities plus a statutorily-determined security surplus amount, a Wisconsin insurer cannot, for example, invest more than a certain percentage of its assets in non-amortizable evidences of indebtedness, securities of any one person (other than its subsidiary and the United States government), or common stock of any corporation and its affiliates (other than its subsidiary).

      Under New York insurance law, there are restrictions relating to the amount of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment. For example, a New York insurer cannot invest more than a certain percentage of its admitted assets in common or preferred shares of any one institution, obligations secured by any one property (other than those issued, guaranteed or insured by the United States or any state government or agency thereof), or medium and lower grade obligations. In addition, there are certain qualitative investment restrictions.

       Under Delaware insurance law, there are restrictions relating to the percentage of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment. In addition, there are qualitative investment restrictions.

      The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as at December 31, 1998:

INVESTMENTS BY TYPE
-------------------                                  % OF TOTAL
                                  ASSET VALUE        INVESTMENTS
Fixed maturities:                 ------------------------------
 Bonds:
 United States Government
  and authorities...................$174,529            53.5%
 States, municipalities and
  political subdivisions............   2,294             0.7%
 Public utilities...................  31,511             9.7%
 All other corporate securities.....  11,696             3.6%
                                     -------            ----
 Total fixed income securities...... 220,030            67.5%
                                     -------            ----
Equity securities:
 Common stocks:
 Industrial, miscellaneous
  and other.........................  12,660             3.9%
 Non-redeemable preferred stock.....   4,344             1.3%
                                     -------            ----
 Total equity securities............  17,004             5.2%
                                     -------            ----
Financial investments sold,
 but not yet purchased:
 Common stocks:
 Industrial, miscellaneous
  and other.........................    (458)           (0.1)%
                                     -------            ----
Securities purchased under
 agreements to resell...............  11,681             3.6%
Partnership interests...............  37,310            11.5%
Mortgage loans......................     245             0.1%
Policy loans........................  12,390             3.8%
Other...............................   2,246             0.7%
Short-term investments, net.........  25,250             7.7%
                                     -------           -----
 Total investments, net.............$325,698           100.0%
                                     =======           =====

       At  December  31,  1998,  97.6%  of  the  Company's  fixed
maturities  were  investment  grade.   The  composition  of   the
Company's  fixed  maturities  at  December  31,  1998,  utilizing
Standard and Poor's rating categories, was as follows:

            GRADE                        % INVESTED
            -----                        ----------
             AAA                            79.7%
             AA                             12.9%
             A                               2.2%
             BBB                             2.8%
             BB or lower                     2.4%
                                           -----
                                           100.0%
                                           =====

      The Company's total pre-tax investment results for each of the last three years were as follows:

                               1998         1997        1996
Consolidated Statement         ----         ----        ----
of Operations
     Net investment income  $21,624,000  $21,534,000 $16,917,000
     Net realized and
      unrealized gains        2,013,000      539,000     190,000

Consolidated Balance Sheet
     Net unrealized gains
      (losses)                1,761,000    4,894,000  (2,774,000)
                             ----------   ----------  ----------
     Total pretax
      investment results    $25,398,000  $26,967,000 $14,333,000
                             ==========   ==========  ==========

                     COMPETITION AND REGULATION

      The Company competes with many larger insurance companies, HMOs and other managed care organizations. Although most life insurance companies are stock companies, mutual companies also write life insurance in the United States. Mutual companies may have certain competitive advantages since profits inure directly to the benefit of the policyholders. HMOs may also have certain competitive advantages since they are subject to different regulations than insurance companies. As more companies enter the acquisition field, the Company faces increased competition for future acquisitions.

      IHC is an insurance holding company; as such, IHC and the Insurance Group are subject to regulation and supervision by the insurance supervisory agencies of New York in the case of Standard Life, Wisconsin in the case of Madison Life, and
Delaware in the case of First Standard. Each of Standard Life, Madison Life and First Standard is also subject to regulation and supervision in all jurisdictions in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is designed primarily for the
                                -17-
benefit of policyholders rather than the stockholders of an insurance company or holding company.

      Certain transactions within the holding company system are also subject to regulation and supervision by such regulatory agencies. All such transactions must be fair and equitable.
Notice to or prior approval by the insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under Delaware, New York and Wisconsin insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person. Under Delaware and New York laws, control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person; in Wisconsin, the presumption relates to more than ten percent of the voting securities of another person. Under Delaware and New York laws, an agreement to acquire control of an insurer domiciled in one of those states must be approved by the Commissioner of Insurance of that state. Under Wisconsin law, the Commissioner of Insurance has the right to disapprove an agreement to acquire control of a Wisconsin-domiciled insurer. In addition, periodic disclosure is required concerning the operations, management and financial condition of the insurer within the holding company system. An insurer is also required to file detailed annual statements with each supervisory agency, and its affairs and financial conditions are subject to periodic examination. See Note 19 of Notes to Consolidated Financial Statements for information as to restrictions on the ability of IHC's insurance subsidiaries to pay dividends.

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

                            EMPLOYEES

     At December 31, 1998, the Company had 144 employees.

ITEM 2.  PROPERTIES
         ----------

     IHC

     IHC has entered into a renewable short-term arrangement with Geneve Corporation for the use of 6,750 square feet of office space as its corporate headquarters in Stamford, Connecticut.

     Standard Life

      Standard Life leases 13,500 square feet of office space  in
New  York,  New  York  as its corporate headquarters,  and  3,000 square feet of office space in Farmington, New York for its DBL claims processing center.

     Madison Life

      Madison Life leases 12,000 square feet of office space in Middleton, Wisconsin as its corporate headquarters.

     IndependenceCare

     IndependenceCare leases 1,500 square feet of office space in Minneapolis, Minnesota as its corporate headquarters.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

      The Company knows of no material pending legal proceedings to which it is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

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

                                COMMON STOCK        WARRANTS
                                ------------      -----------
                                HIGH     LOW      HIGH    LOW
                                ----     ---      ----    ---
     QUARTER ENDED:
      December 31, 1998....... 14      12        1 1/4   1 1/4
      September 30, 1998...... 14 3/4  11 1/2    1 5/8   1 1/4
      June 30, 1998........... 18 1/8  12 7/8    2       1 1/64
      March 31, 1998.......... 15 3/4  11 7/8    1 1/64    1/4

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

      At February 22, 1999, the number of record holders of IHC's
(i) common stock was 2,780 and (ii) Warrants was 1,236.

     IHC declared a cash dividend of $.05 per share on its common stock on each of November 16, 1998 and December 30, 1997.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
      The following is a summary of selected consolidated financial data of the Company for each of the last five years.

                                       YEAR ENDED DECEMBER 31,
                               1998      1997     1996      1995     1994
                           ----------------------------------------------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME DATA:
Total revenues.............$110,614  $106,757 $ 89,344 $  71,427 $ 61,504
Net realized and
 unrealized gains (losses).   2,013       539      190     -       (1,921)
Income applicable to
 common shares from
 continuing operations.....  11,057    11,187    6,710     6,172    2,396
Operating income excluding
 net realized and
 unrealized gains..........  12,397    11,703(1) 6,630     4,772    3,594

BALANCE SHEET DATA:
Total investments.......... 326,156   309,013  249,008   185,867  179,856
Total assets............... 500,312   454,738  336,401   286,207  266,368
Future insurance policy
 benefits, claims and other
 policy liabilities........ 328,491   278,092  202,278   158,233  150,988
Long-term debt.............   -         -        -        12,111   14,111
Common stockholders' equity 109,527    91,005   76,856    71,607   55,694

PER SHARE DATA:
Cash dividends declared
 per common share..........     .05       .05      .05       .04      .04
Basic income per common
 share from continuing
 operations................    1.49      1.51      .90       .81      .31
Diluted income per
 common share from
 continuing operations.....    1.47      1.49      .90       .81      .31

Book value per common share   14.87     12.25    10.34      9.63     7.17

(1) Also excludes the $1,046,000 gain from the sale of real estate in 1997.

      The above table has been restated to reflect (i) the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," (ii) Zimmerman as discontinued operations as described in Note 2 of Notes to Consolidated Financial Statements and (iii) the one-for-two reverse stock split of IHC's common stock effective June 28, 1996.

      The  Selected  Financial Data should be read in  conjunction  with  the
accompanying   Consolidated   Financial   Statements   and   Notes   thereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

         Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries,
Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements, fixed maturities and equity securities and partnership interests) and expense items associated with parent company activities, the Company's remaining real estate holdings and certain other investments of the Company, are included in Corporate (see Item 1 for a discussion of the business).

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

                      RESULTS OF OPERATIONS
                      ---------------------
1998 COMPARED TO 1997
---------------------
       The   Company's   operating   income   increased   $1.1   million   to
$14.4   million   for   the  year  ended  December  31,   1998   from   $13.3
million for the same period in 1997. Net income was $11.1 million, or $1.47 per share, diluted, for the year ended December
31,   1998   compared  to  $11.2  million,  or  $1.49  per  share,   diluted,
for   the   year   ended   December   31,   1997.   The   Company   had   net
realized and unrealized gains of $2.0 million in 1998 and $.5 million in 1997. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains from year to year. Additionally, the 1997 results includes a gain of $1.0 million or $.14 per share, diluted, from the sale of real estate carried by IHC at nominal value (there was no tax attributable to such gain). Excluding net realized and unrealized gains and the
real   estate   gain,   the   Company   had   operating   income   of   $12.4
million in 1998 as compared to $11.8 million in 1997, an increase of $.6 million, which approximately consists of: an increase in acquisitions at Madison Life of $.9 million and an increase due to all other lines of business of $1.9 million, offset by a decrease in yields on investable assets of $2.2 million. Income tax expense increased $1.3 million to $3.4 million in 1998 from $2.1 million in 1997 reflecting a higher effective income tax rate in 1998, principally due to reduced benefits associated with the utilization of the Company's remaining tax loss carryforwards (see Capital Resources).

Insurance Group
---------------
        The Insurance Group's operating income increased $2.2 million to $15.0 million in 1998 from $12.8 million in 1997.
Operating income includes net realized and unrealized gains of $2.1 million in 1998 compared to $.5 million in 1997. Operating income (excluding net realized and unrealized gains) was $12.9 million in 1998 compared to $12.3 million in 1997, an increase of 5.5%.

       Premiums earned decreased $1.5 million to $80.7 million in 1998 from $82.2 million in 1997; premiums earned increased $4.5 million at Madison Life and decreased $6.0 million at Standard
Life. The increase at Madison Life is comprised of: a $2.3 million increase in the credit lines of business primarily due to the acquisition of two single premium blocks of business effective April 1 and October 1, 1997, the full impact of which
is   reflected  in  the  1998  results;  a  $.7  million  increase  in  long-
term disability premiums due to higher sales volume; a $1.6 million increase in the ordinary life and individual accident and health lines of business due to acquisitions effective December
31, 1997 and June 1, 1998; a $.3 million increase in group term life; and a $.2 million increase in other group life and accident and health premiums; the foregoing is offset by a $.6 million decrease in dental premiums due to the runoff of this line of business. The change at Standard Life is comprised of: a $1.0 million decrease in its DBL line due to a higher lapse rate in
1998; a $2.8 million decrease in HMO premiums due to a reinsurance adjustment on an assumed block of business; a $1.9 million decrease in POS premiums due to the loss of one large
policy   contract  in  1998;  and  a  $.9  million  decrease  in  its  closed blocks of life, annuity and individual group accident and health lines of business that are in runoff; offset by a $.6 million increase in group life as a result of increased production in this line of business.

       Total net investment income increased $.3 million primarily due to the increase in assets at Madison Life related to acquisitions, offset by lower returns on certain hedged equity
and    distressed    situation   investments   in   1998.   The    annualized
return on investments of the Insurance Group in 1998 was 6.4% compared to 7.6% in 1997.

       Other   income   increased  $4.8  million.   Madison   Life   had   an
increase   of  $2.8  million  due  to  fee  income  earned  by  the  managing general underwriter ("MGU") in which Madison Life acquired a controlling interest effective December 31, 1997; such fee income was offset by expenses described below in general and administrative expenses. Other income at Standard Life increased
$2.0 million due to an increase in coinsurance reserves of $2.1 million from the surrender by a large group of policyholders in a coinsurance treaty in the second quarter of 1997, for which there was no similar surrender in 1998, and an increase of $.8 million
in   POS   fee   income;  the  foregoing  was  offset  by   a   $.9   million
decrease in fee income from the third party administrator ("TPA") in which Standard Life sold its interest in December 1997. Equity income from insurance related partnerships decreased $.2 million.

        Insurance    benefits,   claims   and   reserves    increased    $1.1
million reflecting an increase of $5.1 million at Madison Life and a decrease of $4.0 million at Standard Life. Madison Life's increase results from: a $1.9 million increase in the credit lines of business due to the 1997 acquisitions described above; a
$2.8   million  expected  increase  in  surrenders  on  its  new  blocks   of
business; a $.4 million increase in ordinary life and individual accident and health claims and reserves due to acquisitions; and a $.4 million increase in group term life claims; the foregoing was offset by a $.4 million decrease in dental claims due to a decrease in premiums from this line of business. The change at
Standard Life is comprised of: a $2.7 million decrease in HMO reserves due to a reinsurance adjustment on an assumed block of business; a $4.0 million decrease in additional DBL claims and
reserves   due   to   improved   experience   ($3.4   million)   and    lower
premiums   ($.6  million);  a  $1.0  million  decrease  in  POS  claims   and
reserves due to a retroactive adjustment and the loss of one large policy contract in 1998; a $.6 million decrease in reserves on the runoff pool of accident and health business. The foregoing were partially offset by: a $1.9 million increase in reserves in the closed blocks of life, annuity and individual and group accident and health lines of business; a $2.0 million increase in
stop-loss   reserves  due  to  higher  claims  experience;  a   $.1   million
increase in dividends to policyholders; and a $.3 million increase in group life claims and reserves.

        Amortization of deferred policy acquisition costs and general and administrative expenses for the Insurance Group increased $1.7 million. Madison Life's expenses increased $4.5 million and Standard Life's expenses decreased $2.8 million. The
increase  at  Madison  Life  is  primarily  due  to  an  increase  in   other
general expenses of $3.4 million related to the MGU; an increase in commissions of $.6 million related to the acquisition of new blocks of business in 1997 and 1998; a $.2 million increase in premium taxes; and $.3 million increase in other expenses related to the increase in business. The decrease at Standard Life is primarily due to a reduction in net commission expense of $1.7 million attributable to the increase in expense allowances received from reinsurers on its HMO and special disability lines of business as a result of the increase in gross premiums and a $1.1 million decrease in general expenses from the TPA.

Corporate
---------
        Operating   income   for   the   year   ended   December   31,   1998
decreased $1.1 million to a loss of $.6 million as compared to income of $.5 million for the year ended December 31, 1997. Operating income includes realized and unrealized losses of $.1
million  in  1998.  Included  in  the  1997  results  of  Corporate  is   the
$1.0 million gain from the real estate sale. Excluding realized and unrealized gains and the real estate gain, Corporate had a
loss   of   $.5   million   in   both  1998  and  1997.   Investment   income
decreased $.2 million from 1997 due to lower returns on certain hedged equity investments in 1998. Other income increased $.2 million as a result of fee income earned from the termination of the guarantee of certain subordinated indebtedness of Zimmerman. Selling, general and administrative expenses remained constant.

                      RESULTS OF OPERATIONS
                      ---------------------
1997 COMPARED TO 1996
---------------------
        The Company's operating income from continuing operations increased $6.5 million, or 95%, to $13.3 million in 1997 from
$6.8 million in 1996. The Company had net realized and unrealized gains of $.5 million in 1997 and $.2 million in 1996.
Additionally,   the  1997  results  include  the  gain  on   sale   of   real
estate   of   $1.0   million.    Excluding  net   realized   and   unrealized
gains and the real estate gain, the Company had operating income from continuing operations of $11.8 million in 1997 compared to $6.6 million for 1996. The overall increase in operating income approximately consists of: acquisitions made at Madison Life of
$1.5   million,  the  increase  in  yields  on  investable  assets  of   $1.8
million, and the continued growth of the Insurance Group and all other of $1.9 million. Net income was $11.2 million or $1.49 per share, diluted, for the year ended December 31, 1997 compared to
$7.8 million or $1.04 per share, diluted, for the year ended December 31, 1996. Income tax expense increased to $2.1 million from $.1 million in 1996; reference is made to Note 15 of Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate.

Insurance Group
---------------
        The    Insurance    Group's   operating   income   increased    $12.8
million   in   1997   from   $10.0  million  in   1996.    Operating   income
includes  net  realized  and  unrealized  gains  of  $.5  million   in   1997
compared   to   $.2   million  in  1996.  Operating  income   excluding   net
realized and unrealized gains was $12.3 million in 1997 compared to $9.8 million in 1996.

       Premium revenues increased $12.6 million to $82.2 million in 1997 from $69.6 million in 1996; premium revenues at Madison Life increased $7.8 million while Standard Life showed a $4.8 million increase in premiums. The increase at Madison Life is comprised of: a $6.4 million increase in the credit lines of business primarily due to the acquisitions of two single premium blocks of business effective April 1 and October 1, 1997; a $.5 million increase in long-term disability premiums; a $.7 million increase in dental premiums; and a $.2 million increase in group term life premiums. The increase at Standard Life is comprised of: a $5.3 million increase in its DBL line of business primarily due to an acquisition and the continued growth in this line; a $.8 million increase in HMO reinsurance business; and a $.4 million combined increase in the provider-excess and special disability businesses. These increases were offset by a $1.1 million decrease in the closed blocks of life, annuity and individual and group accident and health lines of business and a $.6 million decrease in the medical stop-loss line of business.

       Total net investment income increased $3.7 million due to an increase in assets at Madison Life related to acquisitions and higher returns on certain hedged equity investments. The annualized return on investments in 1997 was 7.6% compared to 7.2% in 1996. Equity income increased $.4 million due to the increased profitability of certain insurance related partnerships.

        Other income decreased $1.6 million from 1996 to 1997 resulting from: a decrease of $.1 million in reinsurance recoveries at Madison Life; and a decrease at Standard Life of $1.5 million. The decrease at Standard Life is the result of a
$2.1 million decrease related to the surrender by a large group of policyholders offset by a credit to reserves relating to the closed blocks of life, annuity and individual and group accident and health lines of business; a $.3 million increase related to administrative fees; and a $.2 million increase related to an increase in POS activity.

        Insurance    benefits,   claims   and   reserves    increased    $8.8
million reflecting an increase of $5.4 million at Madison Life and $3.4 million at Standard Life. Madison Life's increase resulted from: a $.5 million increase in long-term disability claims; a $.9 million increase in dental claims due to the increase in premium volume; a $.9 million increase in interest
credited   to   universal  life  and  annuity  products;   a   $3.0   million
increase   in   the  credit  line  of  business  due  to   acquisitions   and
the   addition  of  new  accounts  throughout  the  current   year;   and   a
$.4   million   increase  in  other  life  and  health  lines  of   business,
all of the foregoing offset by a $.3 million decrease in ordinary life and individual accident and health claims and reserves. The change at Standard Life is comprised of: a $3.6 million increase
in   DBL   claims   and   reserves   due  to   increased   volume;   a   $2.0
million increase in medical stop-loss reserves due to reserve strengthening; and a net $.8 million increase in claims and reserves in the HMO reinsurance line of business. Such change was offset by a $2.9 million decrease in claims and reserves of the closed blocks of life, annuity and individual and group accident and health lines of business due to the surrender by a large group of policyholders in a coinsurance treaty and a $.1 million decrease in POS claims and reserves.

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

Corporate
---------

        Operating income for the year ended December 31, 1997 increased by $3.7 million to $.5 million in 1997 from a loss of $3.2 million in 1996. Included in the 1997 results is the real
estate   gain   of   $1.0  million.  Excluding  the  real  estate   gain   in
1997, Corporate had an increase in operating income of $2.7 million. Investment income increased $1.0 million due to higher corporate liquidity in 1997. Interest expense decreased $.7 million due to the repayment of all long-term debt during 1996. Selling, general and administrative expenses decreased $1.0 million due to a reduction in expenses related to salaries, legal fees and the Florida real estate.

                            LIQUIDITY
                            ---------
Insurance Group
---------------

       The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on
its   portfolio   of   fixed  income  securities;  and  (iii)   earnings   on
investments. Such cash flow is used partially to finance liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations which are calculated using certain assumed interest rates.

          Asset Quality

       The   nature  and  quality  of  insurance  company  investments   must
comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 84.2% was invested in investment grade fixed income securities, resale agreements, policy loans
and   cash  and  cash  equivalents  at  December  31,  1998.   Also  at  such
date, approximately 97.6% of the Company's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 1998, approximately 2.4% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the Company's total investments were in real estate and mortgage loans. The Company has no non-performing fixed maturities.

     Risk Management

        The   Company   manages   interest   rate   risk   by   seeking    to
maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities, and may utilize options to modify the duration and average life of such assets; see Note 1(G)(iv) of Notes to Consolidated Financial Statements.

       The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 1998:
                                                Estimated
                                Estimated       Change in
Change in Interest Rates        Fair Value      Fair Value
------------------------        ----------      ----------
                                      (in millions)

100 basis point rise              $209           ($11)
Base scenario                      220             -
100 basis point decline            228              8

        The Company monitors its investment portfolio on a continuous basis and believes that the liquidity of the Insurance
Group   will   not   be  adversely  affected  by  its  current   investments.
This monitoring includes the maintenance of an asset-liability model that matches current insurance liability cash flows with current investment cash flows. This is accomplished by first creating an insurance model of the Company's in-force policies using current assumptions on mortality, lapses and expenses.
Then,    current    investments   are   assigned   to   specific    insurance
blocks   in   the   model   using  appropriate   prepayment   schedules   and
future   reinvestment   patterns.  The   results   of   the   model   specify
whether   the   investments  and  their  related  cash  flows   can   support
the related current insurance cash flows. Additionally, various scenarios are developed changing interest rates and other related assumptions. These scenarios help evaluate the market risk due to changing interest rates in relation to the business of the Insurance Group.

       In the Company's analysis of the asset-liability model, a 100 basis point change in interest rates on the Insurance Group's
liabilities   would   not   be   expected  to   have   a   material   adverse
effect   on   the   Company.   With   respect   to   its   liabilities,    if
interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold.
This   is   not   a   material  exposure  to  the  Company  since   a   large
portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the
Company  is  that  some  of  its  investment  assets  would  be  subject   to
early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

     Balance Sheet

       The   decrease   in   cash   and  cash  equivalents   and   securities
purchased   under   agreements  to  resell  from  December   31,   1997   was
offset by a decrease in due to brokers attributable to the settlement of a securities trade that was placed at the end of
December   1997,   and  settled  in  January  1998.  The  increase   in   due
from and to reinsurers is attributable to the increase in Standard Life's special disability business of which a large portion is reinsured. The increase in future policy liabilities and fixed maturities is due to the acquisition of two blocks of business by Madison Life. The first block was both universal life and traditional ordinary life policies, involved the transfer of $11.2 million in reserves and was effective June 1, 1998. The second block of business consisted entirely of traditional ordinary life policies and had an effective date of January 1, 1998. Assets were transferred on July 15, 1998 on this block and consisted of $30.1 million of reserves. The decrease in liability for business transferred and corresponding credit to paid-in-capital resulted from the termination of the guarantee of certain
subordinated   indebtedness  of  Zimmerman  on  September   30,   1998   (see
Note 10 of Notes to Consolidated Financial Statements).

       The Company had net receivables from reinsurers of $114.1 million at December 31, 1998. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are current and are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at December 31, 1998.

Corporate
---------

       Corporate derives its funds principally from: (i) dividends and interest income from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from

Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group.

        Total Corporate liquidity (cash, cash equivalents, resale agreements, fixed maturities, equity securities and partnership interests) amounted to $17.6 million at December 31, 1998. During 1998, IHC repurchased 68,669 shares of common stock for $.9 million under a repurchase program initiated in 1991.

                             OUTLOOK

Business
--------

        The Company anticipates increasing its premium volume through: (i) acquisitions; (ii) greater geographical diversity;
(iii)   expansion   of   its   network   of   MGUs,   MGAs,   HMOs,   general
agents   and   agents;   and   (iv)  investments  in   affiliated   marketing
subsidiaries. The Company is particularly interested in acquiring the following types of policies: traditional and group life, interest sensitive life, credit life and health, limited benefit health (e.g., cancer or hospital indemnity), medical stop-loss, DBL blocks, and certain other disability. In anticipation of increased acquisition opportunities, the Company significantly improved its administration systems commencing in the latter part of 1996, which has enabled it to more efficiently convert and manage acquired blocks. It is anticipated that future acquisitions will be funded internally from existing capital and surplus and parent company liquidity, including a new $30.0 million credit facility (see Note 22 of Notes to Consolidated Financial Statements).

       Although federal and state legislative and regulatory bodies have proposed various health care and insurance reform initiatives in recent years (see Item 1. Business), the Company anticipates that its insurance products will continue to be viable in any such changed environment.

Year 2000
---------

       The  Year  2000  issue  is  the  result  of  computer  programs  being written using two digits rather than four digits to define the applicable year. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000. The Company, together with outside vendors engaged by the Company, has made assessments of the Company's potential Year 2000 exposure, and has begun testing all of the Company's systems.
Since   the   Company  has  spent  in  excess  of  $1.3  million  to   update
and   enhance   many   of   its  primary  systems   in   the   past   several
years,  the  Company  does  not  believe  that  the  Year  2000  issue   will
pose internal operational difficulties. Many of the Company's internal software and hardware have already been tested and are compliant, and the Company expects that all internal systems will be Year 2000 compliant prior to June 30, 1999. The cost of
updating    the   Company's   remaining   systems   is   not   expected    to
exceed $100,000.

       The   Company   believes  that  its  greatest   Year   2000   exposure
arises from the possibility of non-compliance by, among others, its MGUs, MGAs, HMOs, agents, TPAs, producers, reinsurers, securities brokers and bankers. The Company has requested information from these third parties and is continuing to monitor their responses and evaluate any possible impact on the Company. All of Standard Life's medical stop-loss and group life MGU's have represented that they are or will be Year 2000 compliant by December 31, 1999 and Madison Life's largest MGA for group life and long-term disability has indicated that it will be compliant by June 30, 1999. Standard Life has required that its MGUs obtain Year 2000 compliance certifications from, and has supplied the
MGUs   with   questionnaires  to  be  completed  by,   TPAs   and   producers
with whom they place business. In addition, the U.S. Senate Special Committee on the Year 2000 Technology Problem determined that the healthcare industry lags in its progress towards Year 2000 preparedness. In particular, the Committee cited concerns over the preparedness of large, rural and inner-city hospitals, and doctor's offices, the availability of pharmaceuticals and the preparedness of health claim billing systems.

       The   Company   is  in  the  development  stages  of   formulating   a
contingency   plan   with  respect  to  this  exposure.   With   respect   to
functions   performed   internally  by   the   Company,   if   one   of   the
Company's systems is not compliant, the Company could resort to manual collection of premiums and processing of claims, or could temporarily transfer these functions to affiliated or unaffiliated entities. With respect to functions currently performed externally, the Company could consider temporarily performing these functions internally, or transferring the functions to another of the Company's vendors that is Year 2000 compliant.

       The dates of expected completion and the costs of the Company's Year 2000 remediation efforts are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these expectations will be achieved; if the actual timing and costs for the Company's Year 2000 compliance program differ materially from those anticipated, the Company's financial results and financial condition could be significantly affected.
Additionally, despite testing by the Company, the Company's systems may contain undetected errors or defects associated with Year 2000 date functions. The inability of the Company to correctly identify significant Year 2000 issues for remediation or to complete its Year 2000 remediation and testing efforts prior to respective critical dates, as well as the failure of third parties (with whom the Company has an important relationship) to identify, remediate and test their own Year 2000 issues and the resulting disruption which could occur in the
Company's systems, could have material adverse effects on the Company's business, results of operations, cash flows and financial condition.

New Accounting Pronouncements
-----------------------------

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company is evaluating the statement but does not expect it to have a material impact on the Company.

       This report and other reports and statements filed by the Company with the Securities and Exchange Commission contain or may contain certain forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995)
which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are the following: catastrophic losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting the Company's insurance products; Year 2000 non-compliance by material vendors; availability of adequate retrocessional insurance coverage at appropriate prices; stock and bond market volatility; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time
in    the    Company's   filings   with   the   Securities    and    Exchange
Commission.

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

       In   accordance  with  SFAS  No.  115,  the  Company  may  carry   its
portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in unrealized gains of $.8 million, net of deferred taxes of $.4 million and net of deferred policy acquisition costs of
$.6 million in total stockholders' equity, reflecting unrealized gains of $2.6 million at December 31, 1998 versus unrealized gains of $1.9 million at December 31, 1997. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

       The results of 1998 reflect a higher effective tax rate than in 1997 due to reduced benefits associated with the utilization of net operating loss carryforwards. As previously reported, the Company expects that its future results will reflect a higher effective tax rate.
                    DISTRIBUTION OF ZIMMERMAN

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

       In connection with the distribution, Zimmerman entered into banking arrangements in October 1996 to borrow up to an aggregate of $33.0 million, of which $10.0 million consisted of subordinated debt guaranteed by a subsidiary of IHC. The proceeds of borrowings by Zimmerman under such arrangements were used, among other things, to repay all of its prior outstanding indebtedness and to pay a $19.7 million special cash dividend to its shareholders. From its $18.5 million portion of the special dividend, the Company repaid all of its $10.0 million of indebtedness, contributed $5.0 million to Madison Life in exchange for a surplus note and used the balance for working capital. Expenses of $1.1 million in connection with the distribution transaction are recorded in discontinued operations, net, on the Consolidated Statement of Operations.

       On September 30, 1998, the guarantee of $10.0 million of Zimmerman debt was terminated; accordingly, the deferred credit (which was incurred in connection with the spin-off of Zimmerman) of $7.9 million, or $1.06 per share, was credited to stockholders' equity as of September 30, 1998.

ITEM  7A.  QUANTITATIVE   AND   QUALITATIVE   DISCLOSURES   ABOUT   MARKET
           ---------------------------------------------------------------
           RISK
           ----

     See Item 7.

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

     See   Index   to   Consolidated  Financial  Statements   and   Schedules
     on page 38.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Information    required    by    this   Item    is    incorporated    by
     reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k)
     and   (l)   of  Item  402  Regulation  S-K  (229.402)  and   set   forth
     in   such   Proxy   Statement  is  specifically  not   incorporated   by
     reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     Information    required    by    this   Item    is    incorporated    by
     reference   to   "Principal  Stockholders"  in   the   Company's   Proxy
     Statement for its 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Information    required    by    this   Item    is    incorporated    by
     reference   to   "Principal  Stockholders"  in   the   Company's   Proxy
     Statement for its 1999 Annual Meeting of Stockholders.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------

(a) (1) and (2)   See Index to Consolidated Financial Statements
                  and Schedules on page 38.

(b) (3) EXHIBITS  See Index to Exhibits on page 82.

        A report on Form 8-K was filed on January 10, 1998.

                     SIGNATURES

       Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1999.

                                  INDEPENDENCE HOLDING COMPANY
                                         (REGISTRANT)



                                  By/s/ Edward Netter
                                    -----------------
                                    Edward Netter
                                    Chairman and
                                    Chief Executive Officer
                                    Director
                                    (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 25th day of March, 1999.



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



/s/ Teresa A. Herbert
---------------------
Teresa A. Herbert
Vice President
and Controller
(Principal Accounting Officer)

          INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                            PAGES
                                                            -----

INDEPENDENT AUDITORS' REPORT..............................     39


CONSOLIDATED FINANCIAL STATEMENTS:
---------------------------------
Consolidated Balance Sheets at December 31, 1998
 and 1997................................................      40

Consolidated Statements of Operations for the years ended
 December 31, 1998, 1997 and 1996.........................     41

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 1998, 1997 and 1996.....     42

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996.........................43 - 44

Notes to Consolidated Financial Statements................45 - 73

SCHEDULES:*
---------
Summary of investments - other than investments in
 affiliates at December 31, 1998(Schedule I)..............74 - 75

Condensed financial information of parent company
 (Schedule III)...........................................76 - 80

Supplementary insurance information (Schedule V)..........     81

EXHIBIT INDEX.............................................     82

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present
fairly,    in   all   material   respects,   the   information   set    forth
therein.

                                    KPMG LLP


New York, New York
March 11, 1999

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,                                    1998            1997
--------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents.............$  7,889,000    $ 23,028,000
  Investments:
   Short-term investments...............  25,250,000      18,265,000
   Securities purchased under agreements
    to resell (Note 3)..................  11,681,000      25,469,000
   Fixed maturities (Note 4)............ 220,030,000     201,324,000
   Equity securities (Note 4)...........  17,004,000      13,496,000
   Other investments (Note 8)...........  52,191,000      50,459,000
                                         -----------     -----------
    Total investments................... 326,156,000     309,013,000
  Deferred acquisition costs (Note 1)...  14,247,000      13,611,000
  Due and unpaid premiums...............  10,313,000       6,448,000
  Due from reinsurers................... 128,425,000      92,990,000
  Notes and other receivables...........   3,844,000       3,292,000
  Other assets (Note 1).................   9,438,000       6,356,000
                                         -----------     -----------
   TOTAL ASSETS.........................$500,312,000    $454,738,000
                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
  Future policy liabilities (Note 1)....$236,214,000    $169,082,000
  Unearned premiums.....................  21,029,000      27,893,000
  Funds on deposit......................  62,498,000      72,187,000
  Insurance policy claims (Note 9)......   5,380,000       6,279,000
  Other policyholders' funds............   3,370,000       2,651,000
  Financial instruments sold, but not
   yet purchased (Note 4)...............     458,000           -
  Due to brokers........................  18,933,000      43,356,000
  Due to reinsurers.....................  14,320,000       4,349,000
  Accounts payable, accruals and other
   liabilities..........................  21,235,000      23,516,000
  Liability for business transferred
   (Note 10)............................       -           7,905,000
  Income taxes (Note 15)................   7,348,000       6,515,000
                                         -----------     -----------
   TOTAL LIABILITIES.................... 390,785,000     363,733,000
                                         -----------     -----------

STOCKHOLDERS' EQUITY: (Notes 12, 13 and 14)
 Preferred stock (none issued)..........       -               -
 Common stock, 7,367,000 and 7,430,169
  shares issued and outstanding,
  respectively, net of 2,249,019 and
  2,188,950 shares in treasury,
  respectively..........................   7,367,000       7,430,000
 Paid-in capital........................  83,191,000      76,046,000
 Accumulated other comprehensive income:
  Unrealized gains on investments, net..   2,643,000       1,892,000
 Retained earnings......................  16,326,000       5,637,000
                                         -----------     -----------
  TOTAL STOCKHOLDERS' EQUITY............ 109,527,000      91,005,000
                                         -----------     -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY.............$500,312,000    $454,738,000
                                         ===========     ===========

     See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                    1998         1997         1996
-------------------------------------------------------------------------
REVENUES:
 Premiums earned (Note 17).........$ 80,658,000 $ 82,201,000 $ 69,585,000
 Net investment income (Note 6)....  21,624,000   21,534,000   16,917,000
 Net realized and unrealized
  gains (Note 7)...................   2,013,000      539,000      190,000
 Equity income (loss)..............     158,000      371,000      (33,000)
 Other income......................   6,161,000    2,112,000    2,685,000
                                    -----------  -----------   ----------
                                    110,614,000  106,757,000   89,344,000
                                    -----------  -----------   ----------
EXPENSES:
 Insurance benefits, claims and
  reserves.........................  59,631,000   58,561,000   49,788,000
 Amortization of deferred
  acquisition costs (Note 1).......   5,306,000    3,581,000    3,819,000
 Interest expense on long-term
  debt.............................       -            -          733,000
 Selling, general and
  administrative expenses..........  31,267,000   31,327,000   28,184,000
                                     ----------   ----------   ----------
                                     96,204,000   93,469,000   82,524,000
                                     ----------   ----------   ----------
 Operating income before income
  taxes............................  14,410,000   13,288,000    6,820,000
 Income tax expense (Note 15)......   3,353,000    2,101,000      110,000
                                     ----------   ----------    ---------
 Income from continuing
  operations.......................  11,057,000   11,187,000    6,710,000
 Income from discontinued
  operations, net (Note 2).........       -            -        1,048,000
                                     ----------   ----------    ---------
 NET INCOME........................$ 11,057,000 $ 11,187,000 $  7,758,000
                                     ==========   ==========    =========

BASIC INCOME PER COMMON SHARE:
 Income from continuing operations.$       1.49 $       1.51 $        .90
 Income from discontinued
  operations, net..................       -             -             .14
                                     ----------    ----------   ---------
 Net income........................$       1.49 $       1.51 $       1.04
                                     ==========    ==========   =========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.......................   7,415,000    7,431,000    7,432,000
                                     ==========    ==========   =========
DILUTED INCOME PER COMMON SHARE:
  Income from continuing
   operations......................$       1.47 $       1.49 $        .90
  Income from discontinued
   operations, net.................       -            -              .14
                                     ----------    ---------    ---------
 Net income........................$       1.47 $       1.49 $       1.04
                                     ==========    =========    =========
WEIGHTED AVERAGE DILUTIVE SHARES
 OUTSTANDING.......................   7,538,000    7,509,000    7,486,000
                                     ==========    =========    =========

        See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                         ACCUMULATED     RETAINED
                                                                             OTHER       EARNINGS        TOTAL
                                         COMMON  STOCK        PAID-IN  COMPREHENSIVE (ACCUMULATED  STOCKHOLDERS'
                                       SHARES     AMOUNT      CAPITAL    INCOME, NET     DEFICIT)        EQUITY
                                     ---------------------   ---------------------------------------------------
BALANCE  AT DECEMBER 31, 1995........7,432,274  $7,432,000  $76,245,000  $    495,000  $(12,565,000) $71,607,000
 COMPREHENSIVE INCOME:               ---------   ---------   ----------   -----------   -----------  -----------
  Net income........................                                                      7,758,000    7,758,000
  Net change in unrealized
    losses...........................                                     (1,961,000)                 (1,961,000)
                                                                                                     -----------
 TOTAL COMPREHENSIVE INCOME                                                                            5,797,000
  Purchase of common stock                                                                           -----------
    and warrants.....................     (505)                  (5,000)                                  (5,000)
  Capital transactions of
    subsidiary.......................                          (172,000)                                (172,000)
  Common stock dividend..............                                                      (371,000)    (371,000)
                                     ---------   ---------   ----------   ---------    ------------  -----------
BALANCE  AT  DECEMBER 31, 1996.......7,431,769   7,432,000   76,068,000  (1,466,000)     (5,178,000)  76,856,000
 COMPREHENSIVE INCOME:               ---------   ---------   ----------   ---------    ------------  -----------
  Net income........................                                                     11,187,000   11,187,000
  Net  change in unrealized gains....                                     3,358,000                    3,358,000
                                                                                                     -----------
 TOTAL COMPREHENSIVE INCOME                                                                           14,545,000
  Purchase of common stock                                                                           -----------
   and warrants.....................    (1,600)    (2,000)     (22,000)                                  (24,000)
  Common stock dividend.............                                                       (372,000)    (372,000)
                                    ----------  ---------   ----------   ----------    ------------  -----------
BALANCE AT DECEMBER 31, 1997........ 7,430,169  7,430,000   76,046,000    1,892,000       5,637,000   91,005,000
 COMPREHENSIVE INCOME:              ----------  ---------   ----------   ----------    ------------  -----------
  Net income........................                                                     11,057,000   11,057,000
  Net change in unrealized gains....                                        751,000                      751,000
                                                                                                     -----------
 TOTAL COMPREHENSIVE INCOME                                                                           11,808,000
  Purchase of common stock                                                                           -----------
   and warrants.....................   (68,669)   (69,000)    (809,000)                                 (878,000)
  Exercise of common stock options..     5,500      6,000       49,000                                    55,000
  Credit for liability of
   business transferred.............                         7,905,000                                 7,905,000
  Common stock dividend.............                                                       (368,000)    (368,000)
                                    ----------  ---------   ----------   ----------    ------------  -----------
BALANCE AT DECEMBER 31, 1998........ 7,367,000 $7,367,000  $83,191,000   $2,643,000    $ 16,326,000 $109,527,000
                                    ==========  =========   ==========   ==========    ============  ===========

                                See accompanying notes to consolidated financial statements.

                                -42-

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,                   1998          1997          1996
---------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.......................$  11,057,000 $  11,187,000  $  7,758,000
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Amortization of deferred
   acquisition costs..............    5,306,000     3,581,000     3,819,000
  Realized (gains) losses on
   sales of investment securities.   (2,111,000)     (730,000)       30,000
  Unrealized losses (gains) on
   trading securities.............       98,000       191,000      (220,000)
  Equity (income)loss.............     (158,000)     (371,000)       33,000
  Depreciation and amortization...      542,000       440,000       335,000
  Deferred tax (benefits) expense.     (512,000)      206,000      (260,000)
  Income from discontinued
   operations, net................        -             -        (1,048,000)
  Other...........................     (274,000)     (867,000)        6,000
 Change in assets and
  liabilities:
  Net sales (purchases) of
   trading securities.............      483,000    (1,692,000)      905,000
  Increase in future
   insurance policy benefits,
   claims and other policy
   liabilities....................   52,011,000    80,003,000    48,236,000
  Additions to deferred
   acquisition costs..............   (4,682,000)   (5,971,000)   (5,884,000)
  Change in net amounts due from
   and to reinsurers..............  (25,051,000)  (44,528,000)   (3,471,000)
  Change in income tax liability..      667,000     1,107,000      (176,000)
  Change in due and unpaid
   premiums.......................   (3,865,000)   (1,326,000)   (1,657,000)
  Other...........................   (5,237,000)    3,913,000     2,250,000
                                     ----------    ----------    ----------
     Net cash provided by
      operating activities........   28,274,000    45,143,000    50,656,000
                                     ----------    ----------    ----------



                                                          (CONTINUED)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED DECEMBER 31,                   1998          1997          1996
--------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from
  and to brokers..................  (24,635,000)   23,569,000     (691,000)
 Sales and maturities of
  short-term investments..........   73,251,000    56,881,000   31,542,000
 Purchases of short-term
  investments.....................  (78,418,000)  (64,793,000) (34,479,000)
 Net sales (purchases) of resale
  and repurchase agreements.......   13,788,000    11,073,000  (31,348,000)
 Sales of equity securities.......   53,390,000    31,299,000   23,313,000
 Purchases of equity securities...  (56,246,000)  (37,524,000) (20,723,000)
 Sales and maturities of fixed
  maturities......................  174,459,000   190,372,000  187,206,000
 Purchases of fixed maturities.... (188,907,000) (222,672,000)(215,254,000)
 Proceeds on sales of other
  investments.....................   11,105,000     3,970,000    8,488,000
 Additional investments in
  other investments, net of
  distributions...................  (12,677,000)  (20,327,000) (15,786,000)
 Discontinued operations, net.....        -             -       18,470,000
 Acquisition of company...........   (2,188,000)        -             -
 Other............................   (1,044,000)      262,000   (1,339,000)
                                     ----------    ----------   ----------
     Net cash used by
      investing activities........  (38,122,000)  (27,890,000) (50,601,000)
                                     ----------    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock and
  warrants........................     (878,000)      (24,000)      (5,000)
 Exercise of common stock options.       55,000         -            -
 Payments of investment-type
  insurance contracts.............   (4,096,000)   (4,190,000)  (4,190,000)
 Repayment of long-term debt......        -             -      (12,061,000)
 Dividends paid...................     (372,000)     (372,000)    (298,000)
                                      ---------    ----------   ----------
     Net cash used by
      financing activities........   (5,291,000)   (4,586,000) (16,554,000)
                                      ---------    ----------   ----------

(Decrease) increase in cash
 and cash equivalents.............  (15,139,000)   12,667,000  (16,499,000)
Cash and cash equivalents,
 beginning of year................   23,028,000    10,361,000   26,860,000
                                     ----------    ----------   ----------
Cash and cash equivalents,
 end of year......................$   7,889,000  $ 23,028,000 $ 10,361,000
                                     ==========    ==========   ==========
       See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A)  BUSINESS AND ORGANIZATION
       Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."
       On December 31, 1996, IHC consummated the distribution of the common stock of its majority-owned sign manufacturing subsidiary, Zimmerman Sign Company ("Zimmerman"), on a pro rata basis to the holders of record of IHC's common stock as of December 20, 1996. The Consolidated Financial Statements of the Company present Zimmerman as discontinued operations (see Notes 2 and 10).
       Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 55% of IHC's outstanding common stock at December 31, 1998.

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

(D)  RECLASSIFICATION
        Certain    amounts   in   prior   years'   consolidated   financial
statements  and  notes  thereto  have  been  reclassified  to  conform   to
the 1998 presentation.

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

(G)  INVESTMENTS IN SECURITIES
       (i) Investments in fixed income securities (bonds (including Government National Mortgage Association ("GNMA") bonds)), notes and redeemable preferred stock), equity securities, and derivatives (options and options on future contracts) are valued as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and
Equity Securities." Investments in fixed income and equity securities are carried as follows:
            (a) Fixed income securities which are being held to maturity ("held to maturity") are carried at amortized cost.
            (b) Securities which are held for trading purposes are carried at estimated fair value ("fair value"). Unrealized gains or losses are credited or charged, as appropriate, to the Consolidated Statements of Operations.
           (c) Securities which may or may not be held to maturity ("available-for-sale") are carried at fair value. Unrealized gains or losses, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, directly to stockholders' equity. Realized gains and

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.
       (ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold. Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned. Unrealized gains or losses on open transactions are credited or charged, as appropriate, to the Consolidated Statement of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of
the   securities.    When   the  transaction   is   closed,   the   Company
realizes   a   gain  or  loss  in  an  amount  equal  to   the   difference
between the price at which the securities were sold and the cost of replacing the borrowed securities.
       (iii) Gains or losses on sales of securities are determined on the basis of specific identification.
        (iv) The Company enters into derivative financial instruments, such as put and call option contracts on interest rate futures contracts, to minimize losses on portions of the
Company's fixed income portfolio in a rapidly changing interest rate environment and equity index options to offset fluctuations in the equity markets. The derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, net of deferred income taxes, credited or charged, as appropriate, directly to stockholders' equity for investments carried as available-for-sale or to the Consolidated Statement of Operations for investments carried as trading. All realized gains and losses are reflected currently in the Consolidated Statement of Operations. The Company did not enter into a material amount of derivative financial instruments in 1998.
       (v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

(H)  PARTNERSHIP INTERESTS
       Partnership   interests   primarily  consist   of   investments   in
partnerships that have relatively "market neutral" arbitrage strategies, and all securities held by these partnerships are carried at fair value. All partnership investments are carried

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

on   the  equity  method,  which  approximates  the  Company's  equity   in
their underlying net book value.

(I)  MORTGAGE LOANS AND POLICY LOANS
        Mortgage   loans   and   policy   loans   are   stated   at   their
aggregate unpaid balances.

(J)  DEFERRED ACQUISITION COSTS
       The costs of acquiring new insurance business, principally commissions and certain variable underwriting, agency and policy issuance expenses, have been deferred and are being amortized, with interest, over the premium paying period of the related insurance policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using assumptions as to mortality (morbidity on health insurance) and withdrawals consistent with those used in calculating future insurance policy benefits. Credit life and credit accident and health deferred insurance acquisition costs are amortized proportionally over the period during which the premium is earned. Deferred acquisition costs are periodically reviewed to determine recoverability from future income, including investment income, and, if not recoverable, are charged to expense. Deferred acquisition costs have been decreased by $588,000 representing the portion of unrealized gains in stockholders' equity that would be allocated to deferred acquisition costs had such securities been sold and gains realized.

(K)  PROPERTY AND EQUIPMENT
       Property   and  equipment  included  in  other  assets  are   stated
at   cost  of  $1,894,000  and  $1,723,000  which  is  net  of  accumulated
depreciation   and   amortization   of   $2,069,000   and   $1,734,000   in
1998 and 1997, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(L)  FUTURE INSURANCE POLICY LIABILITIES
       Liabilities for future insurance policy benefits, including future dividends on participating policies, have been computed primarily using the net level premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Life reserve interest rates are generally graded and range from 2% to 9% per annum. Withdrawals are based on experience.

       Future   policy  benefits  consist  of  the  following  at  December
31, 1998 and 1997:
                                          1998           1997
                                       ----------------------
                                            (IN THOUSANDS)

     Life.............................$ 99,156       $ 67,028
     Accident and health.............. 137,058        102,054
                                       -------        -------
                                      $236,214       $169,082
                                       =======        =======

(M)  FUNDS ON DEPOSIT
         Funds received for certain long-duration contracts (principally, annuities and universal life policies) are credited directly to a policyholder liability account-funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at an annual rate of 4.5% to 13.9% in 1998 and 1997.

(N)  INSURANCE PREMIUM REVENUE RECOGNITION
       Premiums   from   short-duration  contracts   ordinarily   will   be
recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. Premiums from long-duration contracts are recognized as revenue when due from policyholders.

(O)  PARTICIPATING POLICIES
       Participating policies represent 15.8%, 12.9%, and 7.0% of the individual life insurance in-force and 1.4%, 0.8%, and 1.7%
of   the   net   premiums   earned,  as  of  and  for   the   years   ended
December 31, 1998, 1997 and 1996, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. With respect to Standard Life, New York State Insurance Department requirements limit the amount of profit on participating policies which can inure to stockholders to 10% of such profits or $.50 per year per

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

$1,000   of   such   insurance   in-force,   whichever   is   greater.    A
significant portion of the participating business is comprised of non-dividend paying policies. With regard to the remaining policies, dividends are either paid or earned on participating policies based on guaranteed contract dividend amounts, by a flat percentage of premiums, or by the same dollar amount paid in prior years as long as the policy is premium paying. Because of the methods described above, no allocation method of earnings is required. At December 31, 1998, the stockholder's equity of the insurance companies was not restricted because of participating policyholders' surplus.

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

(Q)  INCOME PER COMMON SHARE
        In December 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Accordingly, all prior earnings per share calculations have been restated to
reflect   the   new  standard.  Included  in  the  diluted   earnings   per
share calculation for 1998, 1997 and 1996, respectively, are 123,000, 78,000 and 54,000 incremental shares from the assumed
exercise   of  options  using  the  treasury  stock  method.   Net   income
does not change as a result of the assumed dilution of options. Warrants to purchase 1,939,739 shares of common stock at $16.37 per share were not included in the computation of diluted earnings per share because the warrants' strike price was greater than the average market price of the common shares during 1998, 1997 and 1996.

(R)  REINSURANCE
       Amounts paid for or recoverable under reinsurance contracts are included in total assets as reinsurance balances, or reinsurance prepaid. The cost of reinsurance related to long-
duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(S)  STOCK BASED COMPENSATION
       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plan. Since stock options under the plan are issued at fair
value   on   date    of    grant,   no   compensation    cost    has   been
recognized     in    the    Consolidated    Statement    of     Operations.
Accordingly, the Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

(T)  NEW ACCOUNTING PRONOUNCEMENTS
       In   June   1998,   the   Financial   Accounting   Standards   Board
("FASB")    issued    SFAS    No.   133,   "Accounting    for    Derivative
Instruments and Hedging Activities." The requirements for SFAS No. 133 are effective for fiscal years beginning after June 15, 1999. The Company is evaluating the statement but does not expect it to have a material impact on the Company.
       During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No.
131 establishes standards for the disclosure of information about the Company's operating segments. The adoption of SFAS No. 130 and 131 did not have an impact on the Company's results of operations, financial condition or liquidity.
        In    January    1998,   the   Company   adopted   the    remaining
provisions    of   SFAS   No.   125,   "Accounting   for   Transfers    and
Servicing of Financial Assets and Extinguishments of Liabilities," as deferred by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of the remaining provisions of SFAS No. 125 had no impact on the Company.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------
NOTE 2.  DISCONTINUED OPERATIONS (CONTINUED)

       In connection with the distribution, Zimmerman entered into banking arrangements in October 1996 to borrow up to an aggregate
of   $33,000,000,   of   which   $10,000,000  consisted   of   subordinated
debt   guaranteed   by   a   subsidiary  of   IHC   (such   guarantee   has
subsequently been terminated - see also Note 10). The proceeds of borrowing by Zimmerman under such arrangements were used, among other things, to repay all of its prior outstanding indebtedness and to pay a $19,701,000 special cash dividend to its shareholders. From its $18,470,000 portion of the special dividend, IHC repaid all of its $10,000,000 of indebtedness, contributed $5,000,000 to Madison Life in exchange for a surplus note, and used the balance for working capital. Expenses of $1,106,000 incurred in connection with the distribution transaction are recorded in discontinued operations, net on the Consolidated Statement of Operations.
        Since Zimmerman has historically comprised all of the Company's manufacturing segment, the Consolidated Financial Statements and notes thereto of the Company reflect Zimmerman as discontinued operations.
       Income from discontinued operations for the year ended December 31, 1996 is summarized as follows:

                                        1996
                                   --------------
                                   (IN THOUSANDS)

     Revenues....................    $41,227
                                      ======
     Operating income from
      discontinued operations,
      net of minority interest...    $ 1,709
     Income taxes................        661
                                      ------
     Net income from
      discontinued operations....    $ 1,048
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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------
NOTE 3.  RESALE AGREEMENTS

       Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 1998, the Company had $11,681,000 in resale agreements outstanding, all of which settled on January 4, 1999 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements and values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

NOTE 4.  INVESTMENT SECURITIES

       The   cost,   (amortized  cost  with  respect   to   certain   fixed
maturities)   gross   unrealized  gains,  gross   unrealized   losses   and
fair value of investments in securities are as follows:

                                     DECEMBER 31, 1998
                          --------------------------------------
                                      GROSS       GROSS
                          AMORTIZED UNREALIZED  UNREALIZED FAIR
                            COST      GAINS      (LOSSES)  VALUE
                          --------------------------------------
                                      (IN THOUSANDS)

FIXED MATURITIES
 AVAILABLE-FOR-SALE:
  Corporate securities...$ 42,472   $ 1,026   $  (291)  $ 43,207
  U.S. Government and
   agencies obligations..  55,133     1,533      (201)    56,465
  GNMA's................. 116,171     2,040      (147)   118,064
  Obligations of states
   and political
   subdivisions..........   2,346        69      (121)     2,294
                          -------   -------   -------    -------
 Total fixed maturities..$216,122  $  4,668  $   (760)  $220,030
                          =======   =======   =======    =======

EQUITY SECURITIES
 AVAILABLE-FOR-SALE:
  Common stock...........$ 10,513  $    956  $   (171)  $ 11,298
  Preferred stock........   4,339        76       (71)     4,344
                          -------   -------   -------    -------
                           14,852     1,032      (242)    15,642
                          -------   -------   -------    -------

 TRADING:
  Common stock...........   1,448       295      (381)     1,362
                          -------   -------   -------    -------
 Total equity securities.$ 16,300  $  1,327  $   (623)  $ 17,004
                          =======   =======   =======    =======

FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
 TRADING:
  Common stock...........$   (386) $  -      $    (72)  $   (458)
                          =======   =======   =======    =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------
NOTE 4.  INVESTMENT SECURITIES (CONTINUED)

                                      DECEMBER 31, 1997
                          --------------------------------------
                                      GROSS      GROSS
                          AMORTIZED UNREALIZED UNREALIZED  FAIR
                            COST      GAINS     (LOSSES)   VALUE
                          --------------------------------------
                                      (IN THOUSANDS)
FIXED MATURITIES
 AVAILABLE-FOR-SALE:
  Corporate securities...$ 29,974  $    392   $  (247)  $ 30,119
  U.S. Government and
   agencies obligations..  43,510       690       (54)    44,146
  GNMA's................. 123,464     1,287        (7)   124,744
  Obligations of states
   and political
   subdivisions..........   2,352        63      (100)     2,315
                          -------   -------   -------    -------
 Total fixed maturities..$199,300  $  2,432  $   (408)  $201,324
                          =======   =======   =======    =======

EQUITY SECURITIES
 AVAILABLE-FOR-SALE:
  Common stock...........$  8,771  $    786  $    (98)  $  9,459
  Preferred stock........   2,059       206      -         2,265
                          -------   -------    -------   -------
                           10,830       992       (98)    11,724
                          -------   -------    -------   -------
TRADING:
  Common stock...........   1,832        71      (131)     1,772
                          -------   -------   -------    -------
 Total equity securities.$ 12,662  $  1,063  $   (229)  $ 13,496
                          =======   =======   =======    =======

       The amortized cost and fair value of fixed maturities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities
because    borrowers   may   have   the   right   to   call    or    prepay
obligations with or without call or prepayment penalties. Excluding extraordinary paydowns, the average life of GNMA's is materially less than the stated maturity.

                                  AMORTIZED    FAIR       % OF
                                    COST      VALUE    FAIR VALUE
                                  -------------------------------
                                          (IN THOUSANDS)

Due after one year through
 five years......................$  8,790   $   9,022       4.1%
Due after five years through
 ten years.......................  45,081      45,913      20.9%
Due after ten years..............  46,080      47,031      21.3%
                                  -------     -------     -----
                                   99,951     101,966      46.3%
GNMA's - 15 year.................  34,805      35,623      16.2%
GNMA's - 30 year.................  81,366      82,441      37.5%
                                  -------     -------     -----
                                 $216,122    $220,030     100.0%
                                  =======     =======     =====

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 4.  INVESTMENT SECURITIES (CONTINUED)

       The average fair value of trading options and futures contract sold, but not yet purchased was $64,000 and $85,000 for 1998 and 1997, respectively.
       Gross gains of $5,589,000 and gross losses of $3,191,000 were realized on sales of available-for-sale securities for the year ended December 31, 1998.
       Gross gains of $3,971,000 and gross losses of $3,423,000 were realized on sales of available-for-sale securities for the year ended December 31, 1997.
       At December 31, 1998 the Company had no investments in derivative financial instruments.

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

(C)  FUNDS ON DEPOSIT
       The Company has two types of funds on deposit. The first type is credited with a current market interest rate, resulting in a carrying value which approximates fair value. The second type carries fixed interest rates which are currently higher than current market interest rates. The fair value of these deposits was determined by discounting the payments using current market interest rates. The Company's universal life policies are also credited with current market interest rates, resulting in a carrying value which approximates fair value.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
         (CONTINUED)

       The   estimated  fair  values  of  financial  instruments   are   as
follows:

                      DECEMBER 31, 1998       DECEMBER 31, 1997
                      ------------------------------------------
                      CARRYING       FAIR     CARRYING       FAIR
                       AMOUNT       VALUE      AMOUNT       VALUE
                      -------------------------------------------
                                    (IN THOUSANDS)

FINANCIAL ASSETS:
 Fixed maturities.....$220,030   $220,030     $201,324   $201,324
 Equity securities....  17,004     17,004       13,496     13,496
 Mortgage loans.......     245        263          291        313
 Policy loans.........  12,390     13,373        8,677      8,327

FINANCIAL LIABILITIES:
 Funds on deposit.....  62,498     63,976       72,187     74,280
 Financial instruments
  sold but not yet
  purchased...........     458        458        -          -

NOTE 6.  NET INVESTMENT INCOME

       Major   categories   of  net  investment  income   for   the   years
ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                    1998        1997        1996
                                  ------------------------------
                                           (IN THOUSANDS)

 Fixed maturities................$14,563     $12,471     $11,146
 Equity securities...............    850         406         404
 Short-term investments..........  1,050       1,444       1,437
 Other...........................  1,161         500         521
 Interest income earned from
  assumption reinsurance
  agreements.....................  1,072       1,210       1,102
 Investment income from
  partnerships...................  3,086       5,831       2,644
 Investment expenses.............   (158)       (328)       (337)
                                  ------      ------      ------
                                 $21,624     $21,534     $16,917
                                  ======      ======      ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 7.  NET REALIZED AND UNREALIZED GAINS (LOSSES)

       Net   realized   and  unrealized  gains  (losses)   on   investments
for   the   years  ended  December  31,  1998,  1997  and   1996   are   as
follows:
                                    1998        1997        1996
                                    ----------------------------
                                           (IN THOUSANDS)

 Fixed maturities................  $ 1,488   $  (209)    $  (411)
 Equity securities...............      974     1,544         937
 Financial instruments sold,
  but not yet purchased..........     (319)      113         (75)
 Options - available for sale....      (43)     (328)         (7)
 Futures contracts...............        -      (126)       (477)
 Other...........................       11      (264)          3
                                    ------    ------      ------
Net realized gains (losses)......    2,111       730         (30)
Net unrealized (losses) gains....      (98)     (191)        220
                                    ------    ------      ------
                                   $ 2,013   $   539     $   190
                                    ======    ======      ======

NOTE 8.  OTHER INVESTMENTS

       Other   investments  consist  of  the  following  at  December   31,
1998 and 1997:
                                               1998          1997
                                          -----------------------
                                               (IN THOUSANDS)

     Partnership interests.................$ 37,310      $ 40,221
     Policy loans..........................  12,390         8,677
     Mortgage loans........................     245           291
     Other.................................   2,246         1,270
                                            -------       -------
                                           $ 52,191      $ 50,459
                                            =======       =======

Included   in   partnership   interests  are  the   following   significant
investments:

A)  Dolphin Limited Partnership

       The Company had invested $18,160,000 and $19,358,000 at December 31, 1998 and 1997, respectively, in Dolphin Limited Partnership A ("DLP-A"), a limited partnership which invests in
relatively   "market  neutral"  strategies,  such  as   merger   arbitrage,
convertible arbitrage and distressed situations (DLP-A is the successor to Dolphin Limited Partnership).
        The term "market neutral" strategies includes "merger arbitrage" and "convertible arbitrage," and means strategies which are less affected by general movements in the equity and

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 8.  OTHER INVESTMENTS (CONTINUED)

fixed income markets than traditional investments. "Merger arbitrage" is an investment strategy designed to profit from the successful completion of proposed mergers, takeovers, tender offers, leveraged buy-outs, recapitalizations and spin-offs. "Convertible arbitrage" is a strategy principally designed to capitalize on discrepancies in the pricing of convertible securities and their underlying common stock or stock equivalent. "Equity arbitrage" means a portfolio of equity securities hedged by utilizing various other securities (all of which are traded on national exchanges), which reduce market risk and/or industry risk. To a lesser extent, DLP-A also invests in "distressed situations" which principally means entities which are in bankruptcy proceedings or are otherwise financially distressed. While these strategies are considered relatively "market neutral," there are also risks associated with the underlying transactions.
       The condensed balance sheets of DLP-A at December 31, 1998 and 1997 are as follows:
                                               1998         1997
                                            --------------------
                                               (IN THOUSANDS)

Investments at market value................$ 43,172     $ 40,563
Due from brokers...........................  25,569       14,535
Other assets...............................     150          146
                                            -------      -------
     Total assets..........................$ 68,891     $ 55,244
                                            =======      =======
Financial instruments sold, but not
 yet purchased.............................$ 21,109     $ 11,001
Other liabilities..........................      96           71
                                            -------      -------
     Total liabilities.....................  21,205       11,072
                                            -------      -------
Partners' capital:
 IHC.......................................  18,160       19,358
 Other partners............................  29,526       24,814
                                            -------      -------
Partners' capital..........................  47,686       44,172
                                            -------      -------
     Total liabilities and
      partners' capital....................$ 68,891     $ 55,244
                                            =======      =======

       The   condensed  statements  of  operations  for   DLP-A   for   the
years ended December 31, 1998, 1997 and 1996 are as follows:

                                        1998      1997      1996
                                     ---------------------------
                                           (IN THOUSANDS)

Net realized and unrealized gains...$  6,101  $ 10,459  $  5,145
Net investment income...............   1,825     1,592     1,123
                                     -------   -------   -------
 Total revenues.....................   7,926    12,051     6,268
Expenses............................   1,629     1,387       859
                                     -------    ------    ------
Net income..........................$  6,297  $ 10,664  $  5,409
                                     =======   =======   =======

IHC's share of net income...........$  2,102  $  4,016  $  1,681
                                     =======   =======   =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 8.  OTHER INVESTMENTS (CONTINUED)

B)  Incopoint Limited Partnership

       The Company had invested $10,965,000 and $11,299,000 at December 31, 1998 and 1997, respectively, in Incopoint Limited Partnership ("Incopoint"), a limited partnership which invests in relatively "market neutral" strategies, such as equity arbitrage in the utility sector.
       The condensed balance sheets of Incopoint at December 31, 1998 and 1997 are as follows:

                                               1998         1997
                                            --------------------
                                                (IN THOUSANDS)

Cash and investments at market value.......$ 27,430     $ 52,231
Other assets...............................     133        1,854
                                            -------      -------
     Total assets..........................$ 27,563     $ 54,085
                                            =======      =======
Financial instruments sold, but not
 yet purchased.............................$  4,943     $ 27,703
Other liabilities..........................     745        2,526
                                            -------      -------
     Total liabilities.....................   5,688       30,229
                                            -------      -------
Partners' capital:
 IHC.......................................  10,965       11,299
 Other partners............................  10,910       12,557
                                            -------      -------
Partners' capital..........................  21,875       23,856
                                            -------      -------
     Total liabilities and
      partners' capital....................$ 27,563     $ 54,085
                                            =======      =======

       The condensed statements of operations for Incopoint for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                        1998      1997      1996
                                     ---------------------------
                                           (IN THOUSANDS)

Net realized and unrealized gains...$  4,554  $  3,002  $  2,070
Net investment income (expense).....  (1,010)      (98)       56
                                     -------   -------   -------
 Total revenues.....................   3,544     2,904     2,126
Expenses............................      25       135       142
                                     -------   -------   -------
Net income..........................$  3,519  $  2,769  $  1,984
                                     =======   =======   =======

IHC's share of net income...........$  1,666  $  1,290  $    922
                                     =======   =======   =======

NOTE 9.  INSURANCE POLICY CLAIMS

        The liability for unpaid claims and claim adjustment expenses represents amounts needed to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------
NOTE 9.  INSURANCE POLICY CLAIMS (CONTINUED)

       The change in the liability for unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for December 31, 1998, 1997 and 1996 is as follows:

                                    1998        1997        1996
                                  ------------------------------
                                           (IN THOUSANDS)

Balance at beginning of year.....$ 2,814     $ 2,178     $ 3,403
Less:  reinsurance recoverables..    274         512         531
                                  ------      ------      ------
Net balance at beginning of year.  2,540       1,666       2,872
                                  ------      ------      ------
Amount incurred:
Current year..................... 36,840      35,426      26,997
Prior years......................  6,679       6,550       7,003
                                  ------      ------      ------
 Total........................... 43,519      41,976      34,000
                                  ------      ------      ------

Amount paid, related to:
Current year..................... 27,570      29,973      22,077
Prior years...................... 15,992      11,130      13,129
                                  ------      ------      ------
  Total.......................... 43,562      41,103      35,206
                                  ------      ------      ------
Net balance end of year..........  2,497       2,539       1,666
Plus:  reinsurance recoverables..    186         275         512
                                  ------      ------      ------
Balance at end of year...........  2,683       2,814       2,178
Unpaid life claims...............  2,697       3,465       1,736
                                  ------      ------      ------
Total insurance policy claims....$ 5,380     $ 6,279     $ 3,914
                                  ======      ======      ======

       The  preceding  schedule  reflects  the  due  and  unpaid,  in   the
course of settlement and estimated incurred but not reported components of the unpaid claims reserves for the Insurance Group's health and disability coverages. Unpaid claims reserves recorded in future policy liabilities, which represent the present value of amounts not yet due on claims, are not reflected in the preceding schedule which accounts for a significant portion of the incurred amounts related to prior years. There is a significant amount of loss incurred in prior years in the Insurance Policy Claims Schedule due to the reclassification from "Future Policy Liabilities" discussed above. The incurred and paid data above reflects all activity for the year.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------
NOTE 10.  LIABILITY OF BUSINESS TRANSFERRED

        In connection with the distribution of Zimmerman, a subsidiary of the Company guaranteed $10,000,000 of subordinated debt of Zimmerman (the "Guarantee"). Accordingly, the credit to stockholders' equity of $7,905,000 or $1.06 per share that would have been recorded upon consummation of the distribution of Zimmerman had been deferred until such time as the subordinated debt was repaid or the Guarantee was eliminated. On September 30, 1998 the Guarantee was terminated; accordingly, the deferred credit of $7,905,000, or $1.06 per share, was credited to stockholders' equity as of September 30, 1998.

NOTE 11.  LONG-TERM DEBT

       A   subsidiary   of   IHC  entered  into  a  $10,000,000   line   of
credit on October 31, 1996. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions and (iii) is secured by the stock of Madison Life and its immediate parent company and contribution notes of Madison Life aggregating $25,000,000. At December 31, 1998, there were no amounts outstanding under the line of credit.

       Cash   payment  for  interest  was  $764,000  for  the  year   ended
December 31, 1996. All long-term debt was repaid during 1996.

NOTE 12.  PREFERRED STOCK

       IHC   has   100,000  authorized  shares  of  par  value  $1.00   per
share preferred stock.

NOTE 13.  COMMON STOCK

(A)    IHC   has   reserved   2,714,431  shares   of   common   stock   for
issuance   under  its  stock  option  plan  and  outstanding  warrants   at
December 31, 1998.

(B)    In  1991,  IHC  initiated  a  program  of  repurchasing  shares   of
its   common   stock   and   warrants.   During   1998,   IHC   repurchased
68,669 common shares at a cost of $878,000. From January 1, 1991 through December 31, 1998, 2,200,991 common shares, or 24.2% of the amount outstanding on January 1, 1991, have been repurchased at a cost of $11,834,000. All of such repurchased shares have either been retired, reissued, or become treasury shares.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------
NOTE 13.  COMMON STOCK (CONTINUED)

(C) IHC has 15,000,000 authorized shares of par value $1.00 per share common stock.

NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS

(A)  STOCK OPTIONS

       On   May  25,  1988,  the  stockholders  approved  the  amended  and restated Stock Option and Incentive Stock Option Plan (the "Plan") under which 800,000 shares of common stock were reserved for options and other common stock awards to be granted under the Plan. On March 25, 1998, the Company's Board of Directors approved certain amendments to the Plan, including eliminating the prohibition on granting options after May 25, 1998. Under the terms of the Plan, exercise prices are equal to the quoted market value of the shares at the date of grant. Further, the options will expire ten years from the date of grant; with regard to employees, options will vest ratably over a three-year period beginning on the first anniversary of the date of grant, and with regard to directors, options will vest six months from the date of grant. At December 31, 1998, options to purchase 396,192 shares were available for future grants under the Plan.
      As a result of the reverse stock split in 1996, the number of shares of common stock reserved for issuance, the number of options outstanding and the exercise price per share of the
outstanding  options  were  adjusted  accordingly.  As  a  result  of   the
spin-off of Zimmerman, the exercise price per share of all options outstanding was reduced by $0.59.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS (CONTINUED)

      The following table summarizes information with respect to stock options granted under the Plan for the years ended December 31, 1998, 1997 and 1996:

                              1998              1997              1996
                      ---------------- ----------------- -----------------
                              Weighted          Weighted          Weighted
                              Average           Average           Average
                              Exercise          Exercise          Exercise
                      Shares   Price   Shares    Price   Shares    Price
                      ------   -----   ------    -----   ------    -----
Outstanding,
 beginning of year... 385,250  $ 6.73  338,250   $ 6.52  316,250   $ 6.37
Granted..............  10,500  $14.94   62,000   $ 7.77   22,000   $ 8.58
Exercised............  (5,500) $10.07    -         -       -         -
Forfeited............ (11,750) $ 7.33  (15,000)  $ 6.10    -         -
                      -------          -------           -------
Outstanding,
 end of year......... 378,500  $ 6.90  385,250   $ 6.73  338,250   $ 6.52
                      =======          =======           =======
Exercisable
 at year end......... 312,833          216,167           118,750
                      =======          =======           =======

      The following table is a summary of stock options outstanding at December 31, 1998:

                Options Outstanding                   Options Exercisable
---------------------------------------------------  --------------------
                             Remaining
                             Weighted    Weighted    Weighted
 Range of                     Average     Average    Average
 Exercise         Number    Contractual  Exercise     Number    Exercise
  Prices       Outstanding      Life       Price   Exercisable    Price
  ------       -----------      ----       -----   -----------    -----
                             (In Years)
$ 1.91 - $ 3.28    4,500        2.8       $ 2.36       4,500     $ 2.36
$ 5.16 - $ 5.97  190,500        6.2       $ 5.96     190,500     $ 5.96
$ 7.09 - $10.25  171,500        7.4       $ 7.53     114,833     $ 7.40
$10.91 - $11.91    1,500        0.4       $10.91       1,500     $10.91
$13.81 - $15.13   10,500        3.5       $14.94       1,500     $13.81
                 -------                             -------
$ 1.91 - $15.13  378,500        6.6       $ 6.90     312,833     $ 6.50
                 =======                             =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS (CONTINUED)

        The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Since stock options under the Plan are issued at fair market value on date of the grant, no compensation cost has been recognized in the Consolidated Statement of Operations.
       SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25 whereby the compensation cost is measured at the grant date based on  the  value  of  the  award,  and  such  cost  is  recognized  over  the vesting period of the options. Had the Company applied SFAS No. 123 in accounting for stock options, net income and net income per share, basic, for the years ended December 31, 1998, 1997 and 1996 would have been as follows:

                   1998              1997              1996
                   ----              ----              ----
                In      Per       In      Per       In      Per
             Thousands Share   Thousands Share   Thousands Share
             --------- -----   --------- -----   --------- -----
Net income,
 as reported $11,057   $1.47   $11,187   $1.49   $ 7,758   $1.04
SFAS No. 123
 pro forma
 adjustments    (217)   (.03)     (321)   (.04)     (287)   (.04)
              ------    ----    ------   -----    ------    ----
Net income,
 pro forma   $10,840   $1.44   $10,866  $ 1.45   $ 7,471   $1.00
              ======    ====    ======   =====    ======    ====

       No  tax  credit  has  been  provided  on  the  calculation  of  SFAS
No. 123 because a valuation allowance would have been provided for this temporary difference.
       The   pro  forma  adjustments  relate  to  options  granted   during
1998, 1997 and 1996 for which a fair value on the date of the grant was determined using the Black-Scholes model of theoretical options pricing, and were based on the following assumptions: (i) expected volatility is based on the three year period, calculated weekly, preceding the date of grant; (ii) the risk-free rate of return is based on the 10-year U.S. Treasury Note yield to maturity as at the date of grant; (iii) dividend yield assumes that the current dividend rate paid on the Common Stock continues unchanged until the expiration date of the options; (iv) an expected life that coincides with the term of the option; and (v) a three-year phased-in vesting period that averages two years.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 14.  STOCK OPTIONS AND SHARE PURCHASE WARRANTS (CONTINUED)

No effect has been given to options granted prior to 1995. The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.17, $2.95 and $3.48 per share, respectively. Valuation and related assumption information are presented below:

                      Weighted averages for options issued during
                          1998              1997             1996
                      -------------------------------------------
Valuation assumptions:
Expected life,
 in years...............  4.0              10.0             10.0
Expected volatility..... 16.9%             12.0%            12.8%
Risk free interest
 rate...................  5.6%              6.4%             6.5%
Expected annual
 dividends per share....$ .05             $ .05            $ .05

(B)  SHARE PURCHASE WARRANTS

       At  December  31,  1998,  1,270,294  share  purchase  warrants  were outstanding. The warrants are exercisable through June 30, 2001 for a maximum of 1,939,739 shares of common stock at $25.00 for
1.527 shares of common stock (which equates to an exercise price of $16.37 per share) as adjusted for the reverse stock split and the distribution of Zimmerman.
        Since the inception of IHC's repurchase plan through December 31, 1998, 421,491 warrants have been repurchased at a cost of $137,000. All of such repurchased warrants have been retired.

NOTE 15.  INCOME TAXES

       The Company and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 is as follows:

                              1998           1997          1996
                             -----------------------------------
                                       (IN THOUSANDS)
     CURRENT:
      U.S. Federal..........$ 3,448        $ 1,834       $   132
      State and Local.......    417             61           238
                             ------         ------        ------
                              3,865          1,895           370
                             ------         ------        ------
     DEFERRED:
      U.S. Federal..........   (542)           106          (204)
      State and Local.......     30            100           (56)
                             ------         ------        ------
                               (512)           206          (260)
                             ------         ------        ------
      Income tax expense....$ 3,353        $ 2,101       $   110
                             ======         ======        ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 15.  INCOME TAXES (CONTINUED)

      The Federal statutory rate of 34% in 1998, 1997 and 1996 is reconciled to the Company's effective income tax rate as follows:

                              1998          1997           1996
                             -----------------------------------
                                        (IN THOUSANDS)
      Tax computed at the
       statutory rate.......$ 4,900       $ 4,518        $ 2,319

      Dividends received
       deduction and tax
       exempt interest......   (217)         (163)          (131)
      Special life insurance
       statutory deductions.   (493)         (369)          (200)
      State income taxes, net
       of Federal effect....    295           107            120
      Tax loss carryforwards
       recognized for
       financial reporting
       purposes.............   (982)       (1,109)        (1,922)
      Valuation allowance...   (508)         (860)          (118)
      Other, net............    358           (23)            42
                             ------        ------         ------
      Income tax expense....$ 3,353       $ 2,101        $   110
                             ======        ======         ======

      The income tax expense for the year ended December 31, 1998 allocated to stockholders' equity for unrealized gains on investment securities was $422,000, representing the change in the deferred tax liability of $1,466,000 at December 31, 1998 from the deferred tax liability of $1,044,000 at December 31, 1997.
        Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and
liabilities   that   give   rise   to   the   deferred   tax   assets   and
liabilities   at   December   31,   1998   and   1997   relate    to    the
following:
                                               1998          1997
                                           ----------------------
                                               (IN THOUSANDS)
DEFERRED TAX ASSETS:

     Loss carryforwards....................$   -         $ 1,462
     Other investments....................     -              22
     Unrealized losses on
      investment securities...............     218            62
     Deferred insurance policy
      acquisition costs...................   3,485         1,636
     Future insurance policy benefits.....   1,055         1,197
     Other................................   3,698         3,228
                                            ------        ------

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 15.  INCOME TAXES (CONTINUED)
                                             1998          1997
                                           ----------------------
                                              (IN THOUSANDS)
     Total gross deferred
       tax assets.........................   8,456         7,607
     Less valuation allowance.............  (1,758)       (3,982)
                                           -------        -------
     Net deferred tax assets..............   6,698         3,625
                                           -------        -------
DEFERRED TAX LIABILITIES:
     Other investments....................  (1,161)         (982)
     Unrealized gains on
      investment securities...............  (1,540)       (1,015)
     Deferred insurance policy
      acquisition costs...................  (4,402)       (4,262)
     Future insurance policy
      benefits............................  (2,646)         (262)
     Other................................    (896)         (890)
                                           -------        -------
          Total gross deferred
           tax liabilities................ (10,645)       (7,411)
                                           -------        -------
          Net deferred tax liability......$ (3,947)     $ (3,786)
                                           =======        =======

       The $2,224,000 decrease in the valuation allowance for the year ended December 31, 1998 is primarily attributable to net changes in loss carryforwards.
       Under provisions of the Life Insurance Company Tax Act of 1959, certain special deductions were allowed life insurance companies for Federal income tax purposes and were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account will result in the Company incurring an additional tax. The Company has provided through its income tax provision on operations a tax expense of $1,122,000 in 1992 and prior years for this additional tax related to the policyholders' surplus account. A deferred tax liability of $936,000, related to the $2,753,000 remaining balance of the policyholders' surplus account, has not been recognized. This liability will be recognized when the Company expects that a transaction will occur which will give rise to a
tax    on   the   remaining   balance   of   the   policyholders'   surplus
account.
       Net cash payments for income taxes were $3,405,000, $866,000 and $1,211,000 in 1998, 1997 and 1996, respectively.

NOTE 16.  COMMITMENTS AND CONCENTRATION OF CREDIT RISK

       Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 1998, 1997 and 1996 for operating leases was $804,000, $707,000 and $687,000, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 16.  COMMITMENTS AND CONCENTRATION OF CREDIT RISK
          (CONTINUED)

       The   approximate  minimum  annual  rental  expense  for   operating
leases   that   have  remaining  non-cancelable  lease  terms   in   excess
of one year at December 31, 1998 are as follows (in thousands):

                    1999............$  678
                    2000............   589
                    2001............   456
                    2002............   243
                                     -----
                      Total         $1,966
                                     =====

        At   December   31,   1998,   the   Company   had   no   investment
securities   of   any   one   issuer  or  in   any   one   industry   which
exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies.
       Fixed maturities with a carrying value of $5,684,000 and $5,041,000 were on deposit with various state insurance departments at December 31, 1998 and 1997, respectively.
       The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

NOTE 17.  REINSURANCE

       Standard Life and Madison Life reinsure portions of certain business in order to limit the assumption of disproportionate risks. Standard Life and Madison Life retain varying amounts of individual life or group life insurance up to a maximum on any one life of $210,000 and $60,000, respectively. Amounts not retained are ceded to other companies on an automatic or facultative basis. Standard Life and Madison Life are contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. In addition, Standard Life and Madison Life participate in various coinsurance treaties. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.
       The Company had total net receivables of $29,500,000 at December 31, 1998 from two reinsurers both of which are rated A or better by A.M. Best. These companies are the only reinsurers with receivables that individually are in excess of 10% of the equity of the Company. The Company believes that these receivables are fully collectible.
        The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 17.  REINSURANCE (CONTINUED)
                            ASSUMED      CEDED
                  DIRECT   FROM OTHER   TO OTHER   NET    ASSUMED
                  AMOUNT   COMPANIES   COMPANIES  AMOUNT   TO NET
                  -----------------------------------------------
                                   (IN THOUSANDS)
LIFE INSURANCE IN-FORCE:
-----------------------

DECEMBER 31,1998  $6,155,863 $584,726 $2,823,683 $3,916,906 14.9%
DECEMBER 31,1997   5,365,058  787,426  2,443,005  3,709,479 21.2%
DECEMBER 31,1996   4,563,520  488,762  2,215,533  2,836,749 17.2%

BENEFITS TO POLICYHOLDERS:
-------------------------

DECEMBER 31,1998  $ 134,484  $ 32,104 $  106,092 $   60,496 53.1%
DECEMBER 31,1997    117,477    14,635     75,962     56,150 26.1%
DECEMBER 31,1996     95,567     7,867     58,193     45,241 17.4%

PREMIUMS EARNED:
---------------

DECEMBER 31, 1998
  Life and
   annuity.......$  22,929  $   5,347 $    8,332 $   19,944 26.8%
  Health.........  180,593     34,041    153,920     60,714 56.1%
                  --------   --------  ---------  ---------
                 $ 203,522  $  39,388 $  162,252 $   80,658 48.8%
                  ========   ========  =========  =========
DECEMBER 31, 1997
  Life and
   annuity.......$  18,684  $   4,792 $    7,065 $   16,411 29.2%
  Health.........  160,699     26,422    121,331     65,790 40.2%
                  --------   --------  ---------  ---------
                 $ 179,383  $  31,214 $  128,396 $   82,201 38.0%
                  ========   ========  =========  =========
DECEMBER 31, 1996
  Life and
   annuity...... $  17,948  $   2,181 $    6,974 $   13,155 16.6%
  Health........   132,125     10,206     85,901     56,430 18.1%
                  --------   --------  ---------  ---------
                 $ 150,073  $  12,387 $   92,875 $   69,585 17.8%
                  ========   ========  =========  =========

NOTE 18.  SEGMENT REPORTING

       The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests, the Company's remaining real estate holdings and certain other investments. Information by business segment for the years ended December 31, 1998, 1997 and 1996 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 18.  SEGMENT REPORTING (CONTINUED)

                                1998          1997          1996
                             -----------------------------------
                                        (IN THOUSANDS)

REVENUES:
 Medical Stop-Loss..........$ 26,855      $ 23,836      $ 24,502
 DBL........................  21,439        22,201        17,039
 Group Term Disability and
  Term Life.................  10,212         8,239         7,315
 Credit Life and Disability.  22,198        20,295        12,643
 Managed Health Care........   2,082         5,475         4,467
 Special Disability.........     235            78            12
 Acquired Blocks
  /Other Business...........  22,864        22,495        21,557
 Corporate..................   2,716         3,599         1,619
 Net Realized and Unrealized
  Gains.....................   2,013           539           190
                             -------       -------       -------
                            $110,614      $106,757      $ 89,344
                             =======       =======       =======

OPERATING INCOME FROM
 CONTINUING OPERATIONS:

 Medical Stop-Loss..........$     17      $  2,047      $  4,042
 DBL........................   4,200         1,269         1,035
 Group Term Disability and
  Term Life.................   1,041           779           532
 Credit Life and Disability.   1,458         2,434         1,105
 Managed Health Care........   1,078         1,072           938
 Special Disability.........     742           344           (12)
 Acquired Blocks
 /Other Business............   4,218         4,255         2,139
 Corporate..................    (357)          549        (3,149)
                             -------       -------       -------
                              12,397        12,749         6,630
 Net Realized and Unrealized
  Gains.....................   2,013           539           190
                             -------       -------       -------
                            $ 14,410      $ 13,288      $  6,820
                             =======       =======       =======

IDENTIFIABLE ASSETS AT YEAR-END:

 Medical Stop-Loss..........$ 18,628      $  8,153      $  9,936
 DBL........................  17,016         5,692         7,474
 Group Term Disability and
  Term Life.................  12,561        11,227         8,653
 Credit Life and Disability.  39,485        59,579        21,859
 Managed Health Care........   9,638         3,995         3,133
 Special Disability.........   1,239           173            51
 Acquired Blocks
 /Other Business............ 381,896       348,163       268,827
 Corporate..................  19,849        17,756        16,468
                             -------       -------       -------
                            $500,312      $454,738      $336,401
                             =======       =======       =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 19.  DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES

       Dividends from Madison Life are subject to the prior notification to the Wisconsin Insurance Commissioner if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year. In addition, if such
dividends,  together  with  the  fair  market  value  of  other   dividends
paid   or   credited   and   distributions  made   within   the   preceding
twelve months, exceed the lesser of total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year or 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. No dividends were paid by
Madison Life in 1998 or 1997. The payment of dividends by Standard Life to its parent, Madison Life, requires prior approval of the New York Superintendent of Insurance and is limited by net income and capital and surplus. Dividends from First Standard to its parent, a subsidiary of Standard Life, are subject to the prior notification to the Delaware Insurance Commissioner. If such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 and (ii) net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, such dividends may be paid so long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof. First Standard declared and  paid  dividends  of  $2,450,000  and  $2,340,000  in  1998  and  1997,
respectively. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared dividends of $368,000, $372,000 and $371,000 in 1998, 1997 and 1996 respectively.
      Combined  net  income  of  the  Insurance  Group,  as  determined  in accordance with statutory accounting practices, was $381,000, $5,706,000 and $4,378,000 for 1998, 1997 and 1996, respectively.
Statutory    capital   and   surplus   for   the   Insurance   Group    was
$59,699,000   and   $59,438,000   at   December   31,   1998   and    1997,
respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 20.  QUARTERLY DATA (UNAUDITED)

       The   quarterly   results  of  operations  for   the   years   ended
December 31, 1998 and 1997 are summarized below:

                         FIRST      SECOND     THIRD      FOURTH
                        QUARTER    QUARTER    QUARTER    QUARTER
                        ----------------------------------------
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

1998
----
 Total Revenues........$ 28,278   $ 28,227   $ 26,108   $ 28,001
                        =======    =======    =======    =======
 Net income............$  2,491   $  2,947   $  2,688   $  2,931
                        =======    =======    =======    =======
Net Income Per Common
 Share - Basic.........$    .34   $    .40   $    .36   $    .40
                        =======    =======    =======    =======
Net Income Per Common
 Share -  Diluted......$    .33   $    .39   $    .36   $    .39
                        =======    =======    =======    =======
1997
----
 Total Revenues........$ 24,404   $ 24,927   $ 29,206   $ 28,220
                        =======    =======    =======    =======
 Net income............$  2,260   $  3,191   $  2,825   $  2,911
                        =======    =======    =======    =======

Net Income Per Common
 Share - Basic.........$    .30   $    .43   $    .38   $    .39
                        =======    =======    =======    =======
Net income Per Common
 Share - Diluted.......$    .30   $    .43   $    .37   $    .39
                        =======    =======    =======    =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________
NOTE 21.  COMPREHENSIVE INCOME

       The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

       Reclassifications   related   to  comprehensive   income   for   the
years ended December 31, 1998, 1997 and 1996 are as follows:

                                 Before   Tax Expense    Net of
                                   Tax     (Benefit)       Tax
                                 ------------------------------
                                         (in thousands)

1998
----
Unrealized holding gains,
 arising during the period.......$ 3,774    $   907     $ 2,867
Less:
 Gains included in net income....  2,013        485       1,528
 Deferred acquisition costs......    588        -           588
                                  ------     ------      ------
Unrealized gains on securities,
 net.............................$ 1,173    $   422     $   751
                                  ======     ======      ======
1997
----
Unrealized holding gains,
 arising during the period.......$ 5,433    $ 1,672     $ 3,761
Less:
 Gains included in net income....    539        136         403
                                  ------     ------      ------
Unrealized gains on securities,
 net.............................$ 4,894    $ 1,536     $ 3,358
                                  ======     ======      ======
1996
----
Unrealized holding losses,
 arising during the period.......$(2,584)   $  (835)    $(1,749)
Less:
 Gains included in net income....    190        (22)        212
                                  ------     ------      ------
Unrealized losses on securities,
 net.............................$(2,774)   $  (813)    $(1,961)
                                  ======     ======      ======
NOTE 22.  SUBSEQUENT EVENT

       Subsequent to December 31, 1998, a subsidiary of IHC signed a commitment letter to secure a $30,000,000 line of credit to replace the existing $10,000,000 line of credit, with terms and conditions similar to the existing line of credit, for general corporate purposes including acquisitions.

                                                     SCHEDULE I

           INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
  SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES
                        DECEMBER 31, 1998

    COLUMN A               COLUMN B      COLUMN C      COLUMN D
    --------               --------      --------      --------
                                                        AMOUNT
                                                       SHOWN ON
                                                       BALANCE
TYPE OF INVESTMENT           COST         VALUE         SHEET
------------------           ----         -----         -----
FIXED MATURITIES:
 BONDS:
  United States
   Government and
   authorities...........$171,304,000  $174,529,000 $174,529,000
  States, municipalities
   and political
   subdivisions..........   2,346,000     2,294,000    2,294,000
  Public utilities.......  30,834,000    31,511,000   31,511,000
  All other corporate
   securities............  11,638,000    11,696,000   11,696,000
                          -----------   -----------  -----------
   TOTAL FIXED
    MATURITIES........... 216,122,000   220,030,000  220,030,000
                          -----------   -----------  -----------
EQUITY SECURITIES:
 COMMON STOCKS:
  Industrial,
   miscellaneous and
   other.................  11,961,000    12,660,000   12,660,000
NON-REDEEMABLE PREFERRED
 STOCK...................   4,339,000     4,344,000    4,344,000
                          -----------   -----------  -----------
 TOTAL EQUITY SECURITIES.  16,300,000    17,004,000   17,004,000
                          -----------   -----------  -----------
 FINANCIAL INSTRUMENTS
 SOLD, BUT NOT YET
 PURCHASED:
  EQUITY SECURITIES:
  COMMON STOCKS:
   Industrial,
    miscellaneous and
     other..............     (386,000)     (458,000)    (458,000)
                          -----------    ----------   ----------

                                                     (CONTINUED)

                                                      SCHEDULE I
                                                      (CONTINUED)


    COLUMN A                COLUMN B     COLUMN C      COLUMN D
    --------                --------     --------      --------
                                                        AMOUNT
                                                       SHOWN ON
                                                        BALANCE
TYPE OF INVESTMENT            COST        VALUE          SHEET
------------------            ----        -----          -----

Securities purchased
 under agreements to
 resell...................  11,681,000    11,681,000   11,681,000
Partnership interests.....  37,310,000    37,310,000   37,310,000
Mortgage loans............     245,000       245,000      245,000
Policy loans..............  12,390,000    12,390,000   12,390,000
Other.....................   2,246,000     2,246,000    2,246,000
Short-term investments....  25,250,000    25,250,000   25,250,000
                           -----------   -----------  -----------
     TOTAL INVESTMENTS....$321,158,000  $325,698,000 $325,698,000
                           ===========   ===========  ===========

                                                    SCHEDULE III
                   INDEPENDENCE HOLDING COMPANY
                          BALANCE SHEETS
                      (PARENT COMPANY ONLY)
                                                  DECEMBER 31,
                                               1998         1997
ASSETS:                                  -----------------------
 Cash and cash equivalents.............$  1,262,000 $    783,000
 Securities purchased under
  agreements to resell.................   1,420,000       85,000
 Equity securities.....................   1,304,000      844,000
 Other investments.....................  10,310,000   10,831,000
 Investments in consolidated
  subsidiaries.........................  76,347,000   81,800,000
 Amounts due from consolidated
  subsidiaries.........................  29,127,000    5,581,000
 Other assets..........................      23,000       28,000
                                        -----------  -----------
     TOTAL ASSETS......................$119,793,000 $ 99,952,000
                                        ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and other
   liabilities.........................$  4,507,000 $  4,254,000
  Income taxes payable.................   2,949,000    2,524,000
  Amounts due to consolidated
   subsidiaries........................   2,442,000    1,797,000
  Dividends payable....................     368,000      372,000
                                        -----------  -----------
     TOTAL LIABILITIES.................  10,266,000    8,947,000
                                        -----------  -----------
STOCKHOLDERS' EQUITY:
 Preferred stock (none issued).........       -            -
 Common stock, 7,367,000 and 7,430,169
  shares issued and outstanding,
  respectively, net of 2,249,019 and
  2,188,950 shares in treasury,
  respectively.........................   7,367,000    7,430,000
 Paid-in capital.......................  83,191,000   76,046,000
 Unrealized gains on investments, net..   2,643,000    1,892,000
 Retained Earnings.....................  16,326,000    5,637,000
                                        -----------  -----------
     TOTAL STOCKHOLDERS' EQUITY........ 109,527,000   91,005,000
                                        -----------  -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY.............$119,793,000 $ 99,952,000
                                        ===========  ===========

     See Notes to Parent Company Only Financial Statements.


                                                      (CONTINUED)

                                                    SCHEDULE III
                                                     (CONTINUED)

                   INDEPENDENCE HOLDING COMPANY
                     STATEMENTS OF OPERATIONS
                      (PARENT COMPANY ONLY)


                                    YEAR ENDED DECEMBER 31,
                                1998          1997          1996
                         ---------------------------------------
REVENUES:
 Net investment
  income.................$ 4,245,000   $ 2,347,000   $   400,000
 Other income............    782,000       683,000       497,000
                          ----------    ----------    ----------
                           5,027,000     3,030,000       897,000
                          ----------    ----------    ----------

EXPENSES:
 General and adminis-
  trative expenses.......    890,000     2,786,000     3,075,000
                          ----------    ----------    ----------
Income (loss) before
 income tax benefit......  4,137,000       244,000    (2,178,000)
Income tax expense
 (benefit)...............    176,000    (1,771,000)   (2,534,000)
                          ----------    ----------    ----------
Income before
 equity in net income
 of subsidiaries and
 discontinued operations.  3,961,000     2,015,000       356,000
Equity in net income of
 subsidiaries............  7,096,000     9,172,000     6,354,000
Income from discontinued
 operations, net.........      -             -         1,048,000
                          ----------    ----------    ----------
Net income...............$11,057,000   $11,187,000   $ 7,758,000
                          ==========    ==========    ==========


     See Notes to Parent Company Only Financial Statements.


                                                     (CONTINUED)

                                                SCHEDULE III
                                                (CONTINUED)
                   INDEPENDENCE HOLDING COMPANY
                     STATEMENTS OF CASH FLOWS
                      (PARENT COMPANY ONLY)

                                    YEAR ENDED DECEMBER 31,
                                  1998         1997         1996
CASH FLOWS FROM OPERATING   ------------------------------------
 ACTIVITIES:
 Net income...............$ 11,057,000 $ 11,187,000 $  7,758,000
  Adjustments to reconcile
  net income to net cash
  used by operating
  activities:
  Equity in net income
   of subsidiaries........  (7,096,000)  (9,172,000)  (6,354,000)
  Income from dis-
   continued operations,
   net....................       -            -       (1,048,000)
 Change in other assets
   and liabilities........ (31,572,000)  (3,444,000)  (3,825,000)
                           -----------  -----------  -----------
     Net cash used
      by operating
      activities.......... (27,611,000)  (1,429,000)  (3,469,000)
                           -----------  -----------   ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES...............
 Decrease in investment in
  and advances to
  consolidated
  subsidiaries............   5,039,000    4,710,000    4,457,000
 Purchases of equity
  securities..............    (433,000)    (829,000)       -
 Additional investments
  in other investments,
  net of distributions....  24,679,000   (1,724,000)    (483,000)
                           -----------  -----------  -----------
Net cash provided by
  investing activities....  29,285,000    2,157,000    3,974,000
                           -----------  -----------  -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Repurchase of common
  stock and warrants......    (878,000)     (24,000)      (5,000)
 Exercise of common
  stock options...........      55,000        -            -
 Dividends paid...........    (372,000)    (372,000)    (298,000)
                           -----------  -----------  -----------
 Net cash used by
  financing activities....  (1,195,000)    (396,000)    (303,000)
                           -----------  -----------  -----------

                                                     (CONTINUED)

                                                    SCHEDULE III
                                                     (CONTINUED)

                   INDEPENDENCE HOLDING COMPANY
                     STATEMENTS OF CASH FLOWS
                      (PARENT COMPANY ONLY)

                                    YEAR ENDED DECEMBER 31,
                                  1998         1997          1996
                           --------------------------------------
Increase in cash
  and cash equivalents....     479,000       332,000      202,000
 Cash and cash
  equivalents, beginning
   of year................     783,000       451,000      249,000
                           -----------   -----------  -----------
Cash and cash
  equivalents, end of
  year....................$  1,262,000  $    783,000 $    451,000
                           ===========   ===========  ===========

      See Notes to Parent Company Only Financial Statements.

                                                    SCHEDULE III
                                                     (CONTINUED)

INDEPENDENCE HOLDING COMPANY
NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS

NOTES:

(A)  In    connection    with   the   distribution   of   Zimmerman    Sign
     Company,  two  subsidiaries  of  IHC  were  merged  into  IHC   during
     1996.

(B)  Cash    payments   for   taxes   were   $3,007,000,    $861,000    and
     $955,000 in 1998, 1997 and 1996, respectively.

(C)  The    financial   information   of   Independence   Holding   Company
     (Parent  Company  Only)  should  be  read  in  conjunction  with   the
     Consolidated Financial Statements and Notes thereto.

SCHEDULE V
                  INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)
                          FUTURE
                          POLICY                           NET                AMORTIZ-
                        LIABILITIES                      INVESTMENT           ATION OF
                          CLAIMS                         INCOME AND           DEFERRED
              DEFERRED   & OTHER                           GAINS,             INSURANCE    OTHER
             INSURANCE   POLICY-                         AND OTHER   BENEFITS  ACQUIS-     OPERATING
            ACQUISITION  HOLDERS'   UNEARNED    PREMIUMS   INCOME       AND    ITION       EXPENSES   PREMIUMS
               COSTS      FUNDS     PREMIUMS     EARNED      (1)       CLAIMS   COSTS       (2)       WRITTEN

DECEMBER 31, 1998:
 Life and
  annuity.....$  9,607   $167,715   $ 10,162   $ 19,944   $ 15,852   $ 18,028   $  2,646  $  7,066   $ 17,548
 Health.......   4,640    139,747     10,867     60,714     11,583     41,603      2,660    21,131     57,264
               -------    -------    -------    -------    -------    -------    -------   -------    -------
              $ 14,247   $307,462   $ 21,029   $ 80,658   $ 27,435   $ 59,631   $  5,306  $ 28,197   $ 74,812
               =======    =======    =======    =======    =======    =======    =======   =======    =======
DECEMBER 31, 1997:
 Life and
  annuity.....$  7,950   $145,321   $ 13,326   $ 16,411   $ 11,708   $ 12,722  $  1,675   $  6,966   $ 18,420
 Health.......   5,661    104,878     14,567     65,790      9,322     45,839     1,906     21,322     70,205
               -------    -------    -------    -------    -------    -------   -------    -------    -------
              $ 13,611   $250,199   $ 27,893   $ 82,201   $ 21,030   $ 58,561  $  3,581   $ 28,288   $ 88,625
               =======    =======    =======    =======    =======    =======   =======    =======    =======
DECEMBER 31, 1996:
 Life and
  annuity.....$  7,082   $126,129   $  3,874   $ 13,155   $ 11,241   $ 13,113  $  2,416   $  5,793   $ 12,879
 Health.......   4,139     64,495      7,780     56,430      7,525     36,675     1,403     18,939     56,035
               -------    -------    -------    -------    -------    -------   -------    -------    -------
              $ 11,221   $190,624   $ 11,654   $ 69,585   $ 18,766   $ 49,788  $  3,819   $ 24,732   $ 68,914
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

                                              -81-

                          EXHIBIT INDEX
                          -------------
Exhibit
Number

3(i)  Restated Certificate of Incorporation of
      Independence Holding Company.**
3(ii) By-laws of Independence Holding Company.*

4(i) Form of Warrant Certificate to purchase shares of Common Stock of Independence Holding Company, expiring June 30, 2001.*

10(iii)(A) Executive Compensation Plans and Agreements
          (1)  Independence Holding Company 1988 Stock
               Incentive Plan***
          (2)  Form of Independence Holding Company
               Stock Option Agreement****
          (3)  Deferred Compensation Agreement*****
          (4)  Retirement Benefit Agreements*****
          (5)  Amendment No. 1 to 1988 Stock Incentive Plan******

11 Statement re: computation of per share earnings for the years ended December 31, 1998, 1997 and 1996.

21 Principal subsidiaries of Independence Holding Company, as of March 22, 1999.

23 Consent of KPMG LLP.

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

***Such    exhibit    is    incorporated   by    reference    to    the    Proxy
Statement   for   the  Annual  Meeting  of  Stockholders   held   on   May   25,
1989 of Independence Holding Company.

****Such   exhibit   is   incorporated   by   reference   to   the   Report   on
Form    10-K    for   the   fiscal   year   ended   December   31,    1988    of
Independence Holding Company.

*****Such   exhibit   is   incorporated  by   reference   to   the   Report   on
Form    10-K    for   the   fiscal   year   ended   December   31,    1993    of
Independence Holding Company.

******Such   exhibit   is   incorporated  by  reference   to   the   Report   on
Form    10-K    for   the   fiscal   year   ended   December   31,    1997    of
Independence Holding Company.

Exhibits will be furnished upon request for a reasonable fee.