Form 10-Q
period 1999-03-31
INDEPENDENCE HOLDING CO
filed 1999-05-13
CIK 701869

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended:  MARCH 31, 1999
                                         --------------
                  Commission File Number: 0-10306
                                          -------

                    INDEPENDENCE HOLDING COMPANY
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


              DELAWARE                            58-1407235
--------------------------------     ----------------------------------
      (State of Incorporation)      (I.R.S. Employer Identification No.)


         96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT             06902
------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code: (203)358-8000

                           NOT APPLICABLE
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X. No .
                                                              -     -
           7,311,800 SHARES OF COMMON STOCK, $1.00 PAR VALUE
-----------------------------------------------------------------------
                Common stock outstanding as of May 10, 1999

          INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                              INDEX



PART I - FINANCIAL INFORMATION                      PAGE NO.
------------------------------                      --------
 Consolidated Balance Sheets -
  March 31, 1999(unaudited)and December 31, 1998..       3

 Consolidated Statements of Operations -
  Three Months Ended March 31, 1999
  and 1998(unaudited).............................       4

 Consolidated Statements of Cash Flows -
  Three Months Ended March 31, 1999
  and 1998(unaudited).............................       5

 Notes to Consolidated Financial Statements
 (unaudited)......................................   6 - 9

 Management's Discussion and Analysis of Results
  of Operations and Financial Condition...........  10 - 16

PART II - OTHER INFORMATION
---------------------------
 Item 6 - Exhibits and Reports on Form 8-K........       17

 Signatures.......................................       18

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                   MARCH 31,   DECEMBER 31,
                                                1999          1998
----------------------------------------------------------------------
ASSETS:                                      (UNAUDITED)
 Cash and cash equivalents..................$  3,505,000  $  7,889,000
 Investments:
  Short-term investments....................  20,238,000    25,250,000
  Securities purchased under
   agreements to resell.....................  20,095,000    11,681,000
  Fixed maturities.......................... 217,836,000   220,030,000
  Equity securities.........................  14,535,000    17,004,000
  Other investments.........................  53,327,000    52,191,000
                                             -----------   -----------
     Total investments...................... 326,031,000   326,156,000
 Deferred policy acquisition costs..........  14,824,000    14,247,000
 Due and unpaid premiums....................  14,693,000    10,313,000
 Due from reinsurers........................ 138,372,000   128,425,000
 Notes and other receivables................   5,855,000     3,844,000
 Other assets...............................  10,476,000     9,438,000
                                             -----------   -----------
     TOTAL ASSETS...........................$513,756,000  $500,312,000
                                             ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future policy liabilities..................$230,945,000  $217,920,000
 Unearned premiums..........................  21,523,000    21,029,000
 Funds on deposit...........................  79,374,000    80,792,000
 Insurance policy claims....................   5,875,000     5,380,000
 Other policyholders' funds.................   3,606,000     3,370,000
 Financial instruments sold, but
  not yet purchased.........................       -           458,000
 Due to brokers.............................  19,390,000    18,933,000
 Due to reinsurers..........................  16,575,000    14,320,000
 Accounts payable, accruals and
  other liabilities.........................  21,010,000    21,235,000
 Income taxes...............................   6,288,000     7,348,000
                                             -----------   -----------
     TOTAL LIABILITIES...................... 404,586,000   390,785,000
                                             -----------   -----------
STOCKHOLDERS' EQUITY:
 Preferred stock (none issued)..............       -             -
 Common stock, 7,337,800 and 7,367,000
  shares issued and outstanding, net
  of 2,278,719  and 2,249,019 shares in
  treasury, respectively....................   7,338,000     7,367,000
 Paid-in capital............................  82,850,000    83,191,000
 Accumulated other comprehensive income:
  Unrealized gains on investments, net......     213,000     2,643,000
 Retained earnings .........................  18,769,000    16,326,000
                                             -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY............. 109,170,000   109,527,000
                                             -----------   -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY..................$513,756,000  $500,312,000
                                             ===========   ===========

     See Accompanying Notes to Consolidated Financial Statements.
                             3

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31,              1999           1998
----------------------------------------------------------------------
REVENUES:
 Premiums earned.....................$ 20,210,000   $ 21,059,000
 Net investment income...............   5,650,000      5,921,000
 Net realized and unrealized gains...     432,000        213,000
 Equity loss.........................      (8,000)       (67,000)
 Other income........................   2,210,000      1,152,000
                                       ----------     ----------
                                       28,494,000     28,278,000
                                       ----------     ----------
EXPENSES:
 Insurance benefits, claims and
  reserves...........................  14,606,000     16,387,000
 Amortization of deferred
  acquisition costs..................   1,257,000      1,192,000
 Selling, general and administrative
  expenses...........................   8,889,000      7,605,000
                                       ----------     ----------
                                       24,752,000     25,184,000
                                       ----------     ----------
 Operating income before
  income taxes.......................   3,742,000      3,094,000
 Income tax expense..................   1,299,000        603,000
                                       ----------     ----------
NET INCOME...........................$  2,443,000   $  2,491,000
                                       ==========     ==========
BASIC INCOME PER COMMON SHARE........$        .33   $        .34
                                       ==========     ==========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.........................   7,361,000      7,430,000
                                       ==========     ==========
DILUTED INCOME PER COMMON SHARE......$        .33   $        .33
                                       ==========     ==========
WEIGHTED AVERAGE DILUTED SHARES
 OUTSTANDING.........................   7,488,000      7,553,000
                                       ==========     ==========

  See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31,                   1999           1998
---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................... $ 2,443,000   $  2,491,000
 Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
  Amortization of deferred policy
   acquisition costs......................   1,257,000      1,192,000
  Realized gains on sales of investments..    (591,000)       (18,000)
  Unrealized losses (gains) on trading
   securities.............................     159,000       (195,000)
  Equity loss.............................       8,000         67,000
  Depreciation............................     161,000        110,000
  Deferred tax expense....................     467,000        103,000
  Other...................................    (239,000)         4,000
 Changes in assets and liabilities:
  Net sales (purchases) of trading
   securities.............................     356,000       (171,000)
  Increase in future policy liabilities,
   claims and other policy liabilities....  13,101,000     10,367,000
  Additions to deferred policy
   acquisition costs......................  (1,209,000)      (560,000)
  Change in net amounts due from and to
   reinsurers.............................  (7,692,000)    (5,710,000)
  Change in income tax liability..........    (230,000)        61,000
  Change in due and unpaid premiums.......  (4,380,000)    (6,583,000)
  Other...................................  (1,292,000)    (3,570,000)
                                           -----------    -----------
      Net cash provided (used) by
       operating activities...............   2,319,000     (2,412,000)
                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to
  brokers.................................     716,000    (23,637,000)
 Sales and maturities of short-term
  investments.............................  30,970,000     22,159,000
 Purchases of short-term investments...... (25,933,000)   (25,776,000)
 Net (purchases) sales of resale
  agreements..............................  (8,414,000)    13,928,000
 Sales and maturities of fixed maturities.  14,311,000     39,547,000
 Purchases of fixed maturities............ (15,474,000)   (39,998,000)
 Sales of equity securities...............  13,684,000      6,979,000
 Purchases of equity securities........... (12,380,000)   (12,767,000)
 Proceeds on sales of other investments...   3,534,000      3,807,000
 Additional investments in other
  investments, net of distributions.......  (4,677,000)    (4,073,000)
 Other....................................  (2,033,000)       499,000
                                           -----------    -----------
      Net cash used by investing
       activities.........................  (5,696,000)   (19,332,000)
                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of common stock options.........       5,000          6,000
 Payments of investment-type insurance
  contracts...............................    (268,000)      (268,000)
 Repurchase of common stock and warrants..    (376,000)         -
 Dividends paid...........................    (368,000)      (372,000)
                                           -----------    -----------
       Net cash used by financing
        activities........................  (1,007,000)      (634,000)
                                           -----------    -----------
 Decrease in cash and cash equivalents....  (4,384,000)   (22,378,000)
 Cash and cash equivalents, beginning
  of year.................................   7,889,000     23,028,000
                                           -----------    -----------
Cash and cash equivalents, end of period..$  3,505,000   $    650,000
                                           ===========    ===========

       See Accompanying Notes to Consolidated Financial Statements.
                             5

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (A)  BUSINESS AND ORGANIZATION

      Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company".
     Geneve Corporation, a diversified financial holding company, and its affiliated entities hold approximately 56% of IHC's outstanding common stock.

       (B)   PRINCIPLES  OF  CONSOLIDATION  AND  PREPARATION   OF
FINANCIAL STATEMENTS

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be anticipated  for  the
entire  year.   The consolidated financial statements  should  be
read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in the prior year's consolidated financial statements and notes thereto have been restated to conform to the 1999 presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and
expenses  during  the  reporting period.   Actual  results  could
differ from those estimates.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 2.  OTHER INVESTMENTS

      The Company had invested $18,870,000 and $16,710,000 at March 31, 1999 and 1998, respectively, in Dolphin Limited Partnership-A ("DLP-A"), a limited partnership which invests in relatively "market neutral" strategies, such as merger arbitrage, convertible arbitrage and distressed situations. The condensed statements of operations for DLP-A for the three months ended March 31, 1999 and 1998 are as follows:

                                             1999         1998
                                           --------------------
                                               (IN THOUSANDS)

Revenues..................................$  2,552     $  2,168
Net income................................$  1,862     $  1,501

IHC's share of
 net income...............................$    711     $    653

NOTE 3.  INCOME PER COMMON SHARE

      Included in the diluted earnings per share calculation for 1999 and 1998, respectively, are 127,000 and 123,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 1,939,739 shares of common stock at $16.37 per share were not included in the computation of diluted earnings per share because the warrants' strike price was greater than the average market price of the common shares during the first quarter of 1999 and 1998.

NOTE 4.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation.

      The income tax expense for the three months ended March 31, 1999 allocated to stockholders' equity for unrealized gains on investment securities was $169,000, representing the change in deferred tax liability of $1,297,000 at March 31, 1999 from $1,466,000 at December 31, 1998.

NOTE 5.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash  payments for income taxes were $592,000 and  $439,000 for the three months ended March 31, 1999 and 1998, respectively.

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

      Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                               1999         1998
                                            --------------------
                                               (IN THOUSANDS)

Net income.................................$  2,443     $  2,491
Unrealized (losses) gains, on
 securities, net of reclassification.......  (2,430)         184
                                            -------      -------
     Comprehensive income .................$     13     $  2,675
                                            =======      =======
NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements for SFAS No. 133 are effective for financial statements for periods beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS No. 133 but does not expect it to have a material impact on the Company.

NOTE 8.  SEGMENT REPORTING

      The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months ended March 31, 1999 and 1998 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.  SEGMENT REPORTING (CONTINUED)

                                      1999            1998
                                    -------------------------
                                         (IN THOUSANDS)

REVENUES:
 Medical Stop-Loss.................$  6,851        $  5,741
 DBL...............................   5,500           5,414
 Group Term Disability and
  Term Life........................   3,059           2,403
 Credit Life and Disability........   5,085           6,259
 Managed Health Care...............     627           1,456
 Special Disability................      16              51
 Acquired Blocks
  /Other Business..................   6,293           6,058
 Corporate.........................     631             683
                                     ------          ------
                                     28,062          28,065
 Net Realized and Unrealized
  Gains............................     432             213
                                     ------          ------
                                   $ 28,494        $ 28,278
                                     ======          ======
OPERATING INCOME (LOSS):
 Medical Stop-Loss.................$   (695)       $    603
 DBL...............................   1,445             178
 Group Term Disability and
  Term Life........................    (190)             48
 Credit Life and Disability........     604             939
 Managed Health Care...............     661             286
 Special Disability................     216             179
 Acquired Blocks
  /Other Business..................   1,324             671
 Corporate.........................     (55)            (23)
                                     ------          ------
                                      3,310           2,881
 Net Realized and Unrealized
  Gains............................     432             213
                                     ------          ------
                                   $  3,742        $  3,094
                                     ======          ======

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

                      RESULTS OF OPERATIONS
                      ---------------------
THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998
-----------------------------------------------------------------
      The Company's operating income increased $.6 million, or 21%, to $3.7 million for the period ended March 31, 1999 from $3.1 million for the same period in 1998. The Company had net realized and unrealized gains of $.4 million in 1999 and $.2 million in 1998. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, the Company had operating income of $3.3 million in 1999 as compared to $2.9 million in 1998 which approximately consisted of: an increase in all lines of business of $1.1 million offset by a decrease in yields on investable assets of $.7 million (see Note 8 of Notes to Consolidated Financial Statements). Net income was $2.4 million, or $.33 per share, diluted, for the quarter ended March 31, 1999 compared to $2.5 million, or $.33 per share, diluted, for the quarter ended March 31, 1998. Income tax expense increased to $1.3 million in 1999 from $.6 million in 1998 (see Capital Resources).

Insurance Group
---------------
     The Insurance Group's operating income increased $.7 million to $3.8 million in 1999 from $3.1 million in 1998. Operating income includes net realized and unrealized gains of $.3 million in 1999 compared to $.2 million in 1998. Operating income excluding net realized and unrealized gains was $3.5 million in 1999 compared to $2.9 million in 1998.

      Premium revenues decreased $.8 million to $20.2 million in 1999 from $21.0 million in 1998; premium revenues decreased $.3 million at Madison Life and $.5 million at Standard Life. The decrease at Madison Life is comprised of: a $1.0 million decrease in the credit lines of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997; and a $.2 million decrease in dental premiums; such decreases are offset by: a $.6 million increase in long-term disability ("LTD") premiums as a result of an increase in retention on this line of business and an increase in premiums written in 1999; a $.2 million increase in ordinary life and individual accident and health premiums; and a $.1 million increase in other life and health lines of business. The decrease at Standard Life is comprised of: a $.7 million decrease in HMO premiums due to lower written premiums and a $.3 million decrease in an accident and health reinsurance facility; such decreases are offset by: a $.1 million increase in its DBL line; and a $.4 million increase in the closed blocks of life, annuity and individual and group accident and health lines of business.

      Total net investment income decreased $.3 million primarily due to lower returns on certain equity investments partially offset by an increase in assets. The annualized return on investments of the Insurance Group in the first quarter of 1999 was 6.5% compared to 7.3% in the first quarter of 1998 resulting in $.6 million of the decrease in investment income.

     Other income increased $1.1 million due to fee income earned by the managing general underwriter ("MGU") in which Madison Life acquired a controlling interest effective December 31, 1997; such fee income was offset by expenses described below in general and administrative expenses. Equity income from partnerships increased $.1 million from 1998 to 1999.

      Insurance benefits, claims and reserves decreased $1.6 million, reflecting a decrease of $.2 million at Madison Life and $1.4 million at Standard Life. Madison Life's decrease resulted from: a $.9 million decrease in the credit line of business due to the runoff of acquisitions; such decrease is offset by: a $.2 million increase in ordinary life and individual accident and health reserves and claims; a $.4 million increase in LTD claims due to the increase in premiums; and a $.1 million increase in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $1.8 million increase in stop-loss reserves due to higher claims experience; such increase is offset by: a $.6 million decrease in HMO reinsurance reserves due to a decrease in premiums; a $1.3 million decrease in DBL claims and reserves due to improved experience; a $.6 million decrease in reserves in the closed blocks of life, annuity and individual and group accident and health lines of business due to the continued runoff of this line of business; a $.3 million decrease in the accident and health reinsurance facility due to the decrease in premiums; and a $.4 million decrease in point of service claims.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.2 million. Madison Life's expenses increased $1.2 million and
Standard Life's expenses remained constant. The increase at Madison Life is primarily due to increases in commissions of $.2 million and other general expenses of $1.0 million related to the MGU acquired in 1997.

Corporate
---------
      Operating  income  for the quarter  ended  March  31,  1999 decreased  by  $.1 million from 1998 to a loss  of  $.1  million.
Investment   income  remained  constant.  Selling,  general   and
administrative expenses increased by $.1 million.

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

     Asset Quality

     The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 85% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at March 31, 1999. Also at such date, approximately 97.4% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 1999, approximately 2.6% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was represented by real estate and mortgage loans. The Company has no non-performing fixed maturities.

     Risk Management

      The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities, and may utilize options to modify the duration and average life of such assets.

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

       The expected change in fair value of the Company's fixed income portfolio at March 31, 1999 given a 100 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 1998.

     Balance Sheet

      The increase in due from and to reinsurers is offset by the increase in future policy liabilities and is attributable to the increase in reserves in the stop-loss line of business of which a large portion is reinsured. This increase in reserves is a result of the higher claims experience. Future policy liabilities also increased $4.1 million due to the acquisition of a block of individual life and annuity insurance policies in January 1999 by Standard Life.

      The Company had net receivables from reinsurers of $121.8 million at March 31, 1999. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are current and are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at March 31, 1999.

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

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $17.4 million at March 31, 1999. During the first three months of 1999, IHC repurchased 29,700 shares of common stock for $.4 million under a repurchase program initiated in 1991.

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

      It is anticipated that future acquisitions will be funded internally from existing capital and surplus and parent company liquidity including a new $30.0 million credit facility.

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a decrease in unrealized gains of $2.4 million, net of deferred tax expense, in total stockholders' equity, reflecting unrealized gains of $.2 million at March 31, 1999 versus $2.6 million at December 31, 1998. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

      The results of the 1999 first quarter reflect a higher effective tax rate than in the 1998 first quarter due to the loss of tax benefits associated with the utilization of net operating loss carryforwards which are no longer available.

Year 2000
---------
     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000. The Company, together with outside vendors engaged by the Company, has made assessments of the Company's potential Year 2000 exposure, and has begun testing all of the Company's systems. Since the Company has spent in excess of $1.3 million to update and enhance many of its primary systems in the past several years, the Company does not believe that the Year 2000 issue will pose internal operational difficulties. Most of the Company's critical internal software and hardware have already been tested and are compliant, and the Company expects that all internal systems will be Year 2000 compliant prior to June 30, 1999. The cost of updating the Company's remaining systems is not expected to exceed $100,000.

      The Company believes that its greatest Year 2000 exposure arises from the possibility of non-compliance by, among others, its MGUs, MGAs, HMOs, agents, TPAs, producers, reinsurers, securities brokers and bankers. The Company has requested information from these third parties and is continuing to monitor their responses and evaluate any possible impact on the Company. All of Standard Life's medical stop-loss and group life MGUs have represented that they are or will be Year 2000 compliant by December 31, 1999 and Madison Life's largest MGA for group life and long-term disability has indicated that it will be compliant by June 30, 1999. Standard Life has required that its MGUs obtain Year 2000 compliance certifications from, and has supplied the MGUs with questionnaires to be completed by, TPAs and producers with whom they place business. In addition, the U.S. Senate Special Committee on the Year 2000 Technology Problem determined that the healthcare industry lags in its progress towards Year 2000 preparedness. In particular, the Committee cited concerns over the preparedness of large, rural and inner-city hospitals, and doctor's offices, the availability of pharmaceuticals and the preparedness of health claim billing systems.

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

          2)   Exhibit 27.  Financial Data Schedule.

     b) No report on Form 8-K was filed during the quarter ended March 31, 1999.

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

                             INDEPENDENCE HOLDING COMPANY
                             ----------------------------
                                   (THE REGISTRANT)


Dated:  May 13, 1999          By:/s/ Roy T.K. Thung
                                 ---------------------
                                Roy T.K. Thung
                                Executive Vice President,
                                Chief Financial Officer
                                and Treasurer


Dated:  May 13, 1999          By:/s/ Teresa A. Herbert
                                 ---------------------
                                Teresa A. Herbert
                                Vice President and
                                Controller