Form 10-Q
period 1999-06-30
INDEPENDENCE HOLDING CO
filed 1999-08-13
CIK 701869

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarterly Period Ended:  JUNE 30, 1999
                                         -------------
                  Commission File Number: 0-10306
                                          -------

                    INDEPENDENCE HOLDING COMPANY
-----------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



              DELAWARE                            58-1407235
-------------------------------    -----------------------------------
      (State of Incorporation)      (I.R.S. Employer Identification No.)


         96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT             06902
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


           7,208,000 SHARES OF COMMON STOCK, $1.00 PAR VALUE
-----------------------------------------------------------------------
            Common stock outstanding as of August 12, 1999

          INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                              INDEX



PART I - FINANCIAL INFORMATION                      PAGE NO.
------------------------------                      --------
 Consolidated Balance Sheets -
  June 30, 1999(unaudited)and December 31, 1998..       3

 Consolidated Statements of Operations -
  Three Months and Six Months Ended June 30, 1999
  and 1998(unaudited).............................      4

 Consolidated Statements of Cash Flows -
  Six Months Ended June 30, 1999
  and 1998(unaudited).............................      5

 Notes to Consolidated Financial Statements
 (unaudited)......................................      6 - 12

 Management's Discussion and Analysis of Results
  of Operations and Financial Condition...........     13 - 22

PART II - OTHER INFORMATION
---------------------------

 Item 4 - Submission of Matters to a Vote of
          Security Holders........................     23

 Item 6 - Exhibits and Reports on Form 8-K........     23

 Signature........................................     24

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                JUNE 30,  DECEMBER 31,
                                             1999        1998
-------------------------------------------------------------------
ASSETS:                                 (UNAUDITED)
 Cash and cash equivalents.............$  4,107,000   $ 7,889,000
 Investments:
  Short-term investments...............   8,140,000    25,250,000
  Securities purchased under
   agreements to resell................  11,910,000    11,681,000
  Fixed maturities..................... 229,015,000   220,030,000
  Equity securities....................  24,863,000    17,004,000
  Other investments....................  53,914,000    52,191,000
                                        -----------   -----------
     Total investments................. 327,842,000   326,156,000

 Deferred policy acquisition costs.....  15,137,000    14,247,000
 Due and unpaid premiums...............  14,759,000    10,313,000
 Due from reinsurers................... 129,030,000   128,425,000
 Notes and other receivables...........   2,333,000     3,844,000
 Other assets..........................  10,221,000     9,438,000
                                        -----------   -----------
     TOTAL ASSETS......................$503,429,000  $500,312,000
                                        ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future policy liabilities.............$219,134,000  $217,920,000
 Unearned premiums.....................  19,724,000    21,029,000
 Funds on deposit......................  78,131,000    80,792,000
 Insurance policy claims...............   5,563,000     5,380,000
 Other policyholders' funds............   3,619,000     3,370,000
 Financial instruments sold, but
  not yet purchased....................     264,000       458,000
 Due to brokers........................  28,993,000    18,933,000
 Due to reinsurers.....................  18,720,000    14,320,000
 Accounts payable, accruals and
  other liabilities....................  16,063,000    21,235,000
 Income taxes..........................   5,729,000     7,348,000
                                        -----------   -----------
     TOTAL LIABILITIES................. 395,940,000   390,785,000
                                        -----------   -----------
STOCKHOLDERS' EQUITY:
 Preferred stock (none issued).........       -             -
 Common stock, 7,289,100 and 7,367,000
  shares issued and outstanding, net
  of 2,329,419  and 2,249,019 shares in
  treasury, respectively...............   7,289,000     7,367,000
 Paid-in capital.......................  82,289,000    83,191,000
 Accumulated other comprehensive
  (loss) income:
  Unrealized (losses) gains on
   investments, net....................  (3,570,000)    2,643,000
 Retained earnings ....................  21,481,000    16,326,000
                                        -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY........ 107,489,000   109,527,000
                                        -----------   -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY.............$503,429,000  $500,312,000
                                        ===========   ===========
     See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)               THREE MONTHS ENDED      SIX MONTHS ENDED
                               JUNE 30,               JUNE 30,
                           1999        1998        1999       1998
--------------------------------------------------------------------
REVENUES:
 Premiums earned......$18,887,000 $19,839,000 $39,097,000 $40,898,000
 Net investment
  income..............  6,495,000   6,331,000  12,145,000  12,252,000
 Net realized and
  unrealized gains
  (losses)............   (259,000)    200,000     173,000     413,000
 Equity income (loss).     98,000      30,000      90,000     (37,000)
 Other income.........  2,106,000   1,827,000   4,316,000   2,979,000
                       ----------  ----------  ----------  ----------
                       27,327,000  28,227,000  55,821,000  56,505,000
                       ----------  ----------  ----------  ----------
EXPENSES:
 Insurance benefits,
  claims and reserves. 14,459,000  14,760,000  29,065,000  31,147,000
 Amortization of
  deferred acquisition
  costs...............  1,234,000   1,284,000   2,491,000   2,476,000
 Selling, general and
  administrative
  expenses............  8,158,000   8,328,000  17,047,000  15,933,000
                       ----------  ----------  ----------  ----------
                       23,851,000  24,372,000  48,603,000  49,556,000
                       ----------  ----------  ----------  ----------
 Operating income
  before income taxes.  3,476,000   3,855,000   7,218,000   6,949,000
 Income tax expense...    764,000     908,000   2,063,000   1,511,000
                       ----------  ----------  ----------  ----------
NET INCOME............$ 2,712,000 $ 2,947,000 $ 5,155,000 $ 5,438,000
                       ==========  ==========  ==========  ==========
BASIC INCOME PER
 COMMON SHARE.........$       .37 $       .40 $       .70 $       .73
                       ==========  ==========  ==========  ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING...  7,308,000   7,435,000   7,335,000   7,433,000
                       ==========  ==========  ==========  ==========
DILUTED INCOME PER
 COMMON SHARE.........$       .37 $       .39 $       .69 $       .72
                       ==========  ==========  ==========  ==========
WEIGHTED AVERAGE DILUTED
 SHARES OUTSTANDING.... 7,416,000   7,576,000   7,451,000   7,565,000
                       ==========  ==========  ==========  ==========
      See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30,                      1999           1998
---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................... $  5,155,000  $  5,438,000
 Adjustments to reconcile net income to
  net cash (used) provided by operating
  activities:
  Amortization of deferred policy
   acquisition costs......................    2,491,000     2,476,000
  Realized gains on sales of investments..     (173,000)     (334,000)
  Unrealized gains on trading securities..        -           (79,000)
  Equity (income) loss ...................      (90,000)       37,000
  Depreciation............................      302,000       241,000
  Deferred tax expense....................      407,000       528,000
  Other...................................     (478,000)      (50,000)
 Changes in assets and liabilities:
  Net purchases of trading securities.....     (582,000)     (277,000)
  Change in future policy liabilities,
   claims and other policy liabilities....   (1,454,000)   50,279,000
  Additions to deferred policy
   acquisition costs......................   (1,769,000)   (9,644,000)
  Change in net amounts due from and to
   reinsurers.............................    3,795,000    (9,696,000)
  Change in income tax liability..........     (539,000)   (1,023,000)
  Change in due and unpaid premiums.......   (4,447,000)   (3,879,000)
  Other...................................   (3,463,000)      (62,000)
                                            -----------   -----------
      Net cash (used) provided by
       operating activities...............     (845,000)   33,955,000
                                            -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to
  brokers.................................   10,319,000   (32,789,000)
 Sales and maturities of short-term
  investments.............................   48,919,000    49,046,000
 Purchases of short-term investments......  (31,781,000)  (44,067,000)
 Net (purchases) sales of resale
  agreements..............................     (229,000)   19,586,000
 Sales and maturities of fixed maturities.  225,502,000    62,813,000
 Purchases of fixed maturities............ (244,449,000)  (69,389,000)
 Sales of equity securities...............   26,717,000    15,046,000
 Purchases of equity securities...........  (32,959,000)  (23,375,000)
 Proceeds on sales of other investments...    3,794,000     6,205,000
 Additional investments in other
  investments, net of distributions.......   (5,425,000)  (34,726,000)
 Other....................................   (1,131,000)     (633,000)
                                            -----------   -----------
      Net cash used by investing
       activities.........................     (723,000)  (52,283,000)
                                            -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of common stock options.........       21,000        55,000
 Repurchase of common stock and warrants..   (1,001,000)       (1,000)
 Payments of investment-type insurance
  contracts...............................     (866,000)     (868,000)
 Dividends paid...........................     (368,000)     (372,000)
                                            -----------   -----------
       Net cash used by financing
        activities........................   (2,214,000)   (1,186,000)
                                            -----------   -----------
 Decrease in cash and cash equivalents....   (3,782,000)  (19,514,000)
 Cash and cash equivalents, beginning
  of year.................................    7,889,000    23,028,000
                                            -----------   -----------
 Cash and cash equivalents, end of period. $  4,107,000  $  3,514,000
                                            ===========   ===========
         See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (A)  BUSINESS AND ORGANIZATION

      Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company".
     Geneve Corporation, a diversified financial holding company, and its affiliated entities hold approximately 57% of IHC's outstanding common stock.

       (B)   PRINCIPLES  OF  CONSOLIDATION  AND  PREPARATION   OF
                          FINANCIAL STATEMENTS

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in the prior year's consolidated financial statements and
notes  thereto  have  been  restated  to  conform  to  the   1999
presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect:(i) the reported
amounts   of  assets  and  liabilities;(ii)  the  disclosure   of
contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------
NOTE 2.  OTHER INVESTMENTS

     The Company had invested $19,905,000 and $16,986,000 at June 30, 1999 and 1998, respectively, in Dolphin Limited Partnership-A ("DLP-A"), a limited partnership which invests in relatively "market neutral" strategies, such as merger arbitrage, convertible arbitrage and distressed situations. The condensed statements of operations for DLP-A for the three months and six months ended June 30, 1999 and 1998 are as follows:

                     THREE MONTHS ENDED         SIX MONTHS ENDED
                      1999        1998          1999        1998
                     ------------------         ----------------
                       (IN THOUSANDS)            (IN THOUSANDS)

Revenues...........$ 3,970      $ 1,099        $ 6,522   $ 3,177
Net income.........$ 2,906      $   599        $ 4,768   $ 2,100

IHC's share of
 net income........$ 1,034      $   275        $ 1,745   $   928

NOTE 3.  INVESTMENT SECURITIES

      The cost, (amortized cost with respect to certain fixed maturities) gross unrealized gains, gross unrealized losses and fair value of investments in securities are as follows:

                                      JUNE 30, 1999
                        -----------------------------------------
                                     GROSS       GROSS
                        AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                          COST       GAINS      (LOSSES)   VALUE
                        -----------------------------------------
                                     (IN THOUSANDS)
FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities...$ 49,642   $    39   $(1,702)  $ 47,979
  Collaterized mortgage
   obligations ("CMO's")
   and asset backed
   securities............  34,731       -        (686)    34,045
  U.S. Government and
   agencies obligations..  60,928        57    (1,932)    59,053
  GNMA's.................  86,608        67    (1,146)    85,529
  Obligations of states
   and political
   subdivisions..........   2,544        43      (178)     2,409
                          -------    ------    ------    -------
 Total fixed maturities..$234,453   $   206   $(5,644)  $229,015
                          =======    ======    ======    =======
EQUITY SECURITIES
 AVAILABLE-FOR-SALE:
  Common stock...........$ 18,491   $ 1,345   $  (413)  $ 19,423
  Options................     143      -          (93)        50
  Preferred stock........   4,740        61       (48)     4,753
                          -------    ------    ------    -------
                           23,374     1,406      (554)    24,226

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------
NOTE 3.  INVESTMENT SECURITIES (CONTINUED)

                                      JUNE 30, 1999
                        ----------------------------------------
                                     GROSS       GROSS
                        AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                          COST       GAINS      (LOSSES)   VALUE
                        ----------------------------------------
                                     (IN THOUSANDS)
TRADING:
  Common stock...........     749       177      (289)      637
                          -------    ------    ------    ------
 Total equity securities.$ 24,123   $ 1,583   $  (843)  $24,863
                          =======    ======    ======    ======
FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
---------------------
 TRADING:
  Common stock...........$    (74)  $     4   $   -     $   (70)
  Options................    (143)       23       (74)     (194)
                          -------    ------    ------    ------
 Total Financial.........$   (217)  $    27   $   (74)  $  (264)
                          =======    ======    ======    ======

                                    DECEMBER 31, 1998
                        ----------------------------------------
                                     GROSS       GROSS
                        AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                          COST       GAINS      (LOSSES)   VALUE
                        ----------------------------------------
                                     (IN THOUSANDS)

FIXED MATURITIES
----------------
 AVAILABLE-FOR-SALE:
  Corporate securities...$ 42,472   $ 1,026   $  (291)  $ 43,207
  U.S. Government and
   agencies obligations..  55,133     1,533      (201)    56,465
  GNMA's................. 116,171     2,040      (147)   118,064
  Obligations of states
   and political
   subdivisions..........   2,346        69      (121)     2,294
                          -------    ------    ------    -------
 Total fixed maturities..$216,122   $ 4,668   $  (760)  $220,030
                          =======    ======    ======    =======

EQUITY SECURITIES
-----------------
 AVAILABLE-FOR-SALE:
  Common stock...........$ 10,513   $   956   $  (171)  $ 11,298
  Preferred stock........   4,339        76       (71)     4,344
                          -------    ------    ------    -------
                           14,852     1,032      (242)    15,642
                          -------    ------    ------    -------

TRADING:
  Common stock...........   1,448       295      (381)     1,362
                          -------    ------    ------    -------
 Total equity securities.$ 16,300   $ 1,327   $  (623)  $ 17,004
                          =======    ======    ======    =======

FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
---------------------
 TRADING:
  Common stock...........$   (386)  $  -      $   (72)  $   (458)
                          =======    ======    ======    =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES (CONTINUED)

      The amortized cost and fair value of fixed maturities at June 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluding extraordinary paydowns, the average life of mortgage and asset backed securities is materially less than the stated maturity.

                             AMORTIZED      FAIR        % 0F
                               COST        VALUE      FAIR VALUE
                             -----------------------------------
                                      (IN THOUSANDS)

Due after one year through
 five years..................$ 24,282    $ 23,788       10.4%
Due after five years through
 ten years...................  45,438      44,601       19.5%
Due after ten years..........  43,394      41,052       17.9%
                              -------     -------      -----
                              113,114     109,441       47.8%
CMO's and asset backed
 securities..................  34,731      34,045       14.9%
GNMA's - 30 year.............  86,608      85,529       37.3%
                              -------     -------      -----
                             $234,453    $229,015      100.0%
                              =======     =======      =====

      The average fair value of trading options and futures contract sold, but not yet purchased was $111,000 and $85,000 for 1999 and 1998, respectively.
      Gross gains of $3,813,000 and gross losses of $3,661,000 were realized on sales of available-for-sale securities for the six months ended June 30, 1999.
      Gross gains of $1,367,000 and gross losses of $850,000 were realized on sales of available-for-sale securities for the six months ended June 30, 1998.

NOTE 4.  INCOME PER COMMON SHARE

      Included in the diluted earnings per share calculation for 1999 and 1998, respectively, are 108,000 and 141,000 shares for the three months ended June 30, 1999 and 1998 and 116,000 and 132,000 shares for the six months ended June 30, 1999 and 1998 from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 1,939,739 shares of common stock at $16.37 per share were not included in the computation of diluted income per share because the strike price of the warrants was greater than the average market price of the common shares during the three months and six months ended June 30, 1999 and 1998.

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

      The income tax benefit for the six months ended June 30, 1999 allocated to stockholders' equity for unrealized gains on investment securities was $1,487,000, representing the change in deferred tax (benefit) liability of ($21,000) at June 30, 1999 from $1,466,000 at December 31, 1998.

       Cash  payments  for  income  taxes  were  $1,639,000   and
$2,022,000 for the six months ended June 30, 1999 and 1998, respectively.

NOTE 6.  COMPREHENSIVE (LOSS) INCOME

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

      Comprehensive (loss) income for the three months and six months ended June 30, 1999 and 1998 is as follows:

                           THREE MONTHS ENDED    SIX MONTHS ENDED
                            1999        1998     1999        1998
                           ------------------    ----------------
                            (IN THOUSANDS)        (IN THOUSANDS)

Net income................$ 2,712    $ 2,947   $ 5,155    $ 5,438
Unrealized (losses)
 gains, on securities,
 net of reclassification.. (3,783)       624    (6,213)       808
                           ------     ------    ------     ------
     Comprehensive (loss)
      income..............$(1,071)   $ 3,571   $(1,058)   $ 6,246
                           ======     ======    ======     ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------
NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and are now effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of SFAS No. 133 but does not expect it to have a material impact on the Company.

NOTE 8.  SEGMENT REPORTING

      The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months and six months ended June 30, 1999 and 1998 is as follows:

                           THREE MONTHS ENDED    SIX MONTHS ENDED
                            1999        1998     1999        1998
                           ------------------    ----------------
                            (IN THOUSANDS)        (IN THOUSANDS)

REVENUES:
 Medical Stop-Loss........$ 7,043   $ 7,350    $13,894   $13,091
 DBL......................  4,813     5,640     10,313    11,054
 Group Term Disability and
  Term Life...............  3,292     2,408      6,351     4,811
 Credit Life and
  Disability..............  5,291     5,969     10,376    12,228
 Managed Health Care......    682      (268)     1,309     1,188
 Special Disability.......     27        61         43       112
 Acquired Blocks
  /Other Business.........  5,557     6,318     11,850    12,376
 Corporate................    881       549      1,512     1,232
                           ------    ------     ------    ------
                           27,586    28,027     55,648    56,092
 Net Realized and
  Unrealized (Losses)
  Gains...................   (259)      200        173       413
                           ------    ------     ------    ------
                          $27,327   $28,227    $55,821   $56,505
                           ======    ======     ======    ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------
NOTE 8.  SEGMENT REPORTING (CONTINUED)

OPERATING INCOME:
 Medical Stop-Loss........$   433   $   970    $  (262)  $ 1,573
 DBL......................    759       728      2,204       906
 Group Term Disability and
  Term Life...............    225      (244)        35      (196)
 Credit Life and
  Disability..............    834       668      1,438     1,607
 Managed Health Care......    195        66        856       352
 Special Disability.......    (25)      261        191       440
 Acquired Blocks
  /Other Business.........  1,188     1,275      2,512     1,946
 Corporate................    126       (69)        71       (92)
                           ------    ------     ------    ------
                            3,735     3,655      7,045     6,536
 Net Realized and
  Unrealized (Losses)
  Gains...................   (259)      200        173       413
                           ------    ------     ------    ------
                          $ 3,476   $ 3,855    $ 7,218   $ 6,949
                           ======    ======     ======    ======

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

       Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining income (principally income from parent company liquidity) and expense items associated with parent company activities (including the Company's remaining real estate holdings) are included in Corporate.

                      RESULTS OF OPERATIONS
                      ---------------------
THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1998
---------------------------------------------------------------

     The Company's operating income decreased $.4 million to $3.5 million for the period ended June 30, 1999 from $3.9 million for the same period in 1998. The Company had net realized and unrealized losses of $.3 million in 1999 and gains of $.2 million in 1998. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, the Company had operating income of $3.7 million in 1999 and 1998. Net income was $2.7 million, or $.37 per share, diluted, for the quarter ended June 30, 1999 compared to $2.9 million, or $.39 per share, diluted, for the quarter ended June 30, 1998. Income tax expense decreased to $.8 million in 1999 from $.9 million in 1998. The effective tax rate for the quarter ended June 30, 1999 was favorably impacted by a decrease in the valuation allowance associated with certain temporary differences.

Insurance Group
---------------
     The Insurance Group's operating income decreased $.6 million to $3.3 million in 1999 from $3.9 million in 1998. Operating income includes net realized and unrealized losses of $.3 million in 1999 compared to gains of $.2 million in 1998. Operating income excluding net realized and unrealized gains was $3.6 million in 1999 compared to $3.7 million in 1998.

      Premium revenues decreased $1.0 million to $18.9 million in 1999; premium revenues decreased $.2 million at Madison Life and $.8 million at Standard Life. The decrease at Madison Life is comprised of: a $.4 million decrease in the credit lines of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997; a $.2 million decrease in ordinary life and individual accident and health premiums; and a $.3 million decrease in dental premiums; such decreases are offset by: a $.5 million increase in long-term disability ("LTD") premiums as a result of an increase in retention on this line of business and an increase in premiums written in 1999; and a $.2 million increase in the group term life line of business. The decrease at Standard Life is comprised of: a $.5 million decrease in stop-loss due to lower retention; a $.9 million decrease in the DBL line due to terminations in 1998 resulting in a lower premium base in 1999; and a $.3 million decrease in an accident and health reinsurance facility due to the runoff of this business; such decreases are offset by: a $.8 million increase in its HMO reinsurance line as a result of a recapture of an assumed block of business; and a $.1 million increase in the group term life line of business.

      Total net investment income decreased $.2 million primarily due to lower returns on fixed maturities. The annualized return on investments of the Insurance Group in the second quarter of 1999 was 7.0% compared to 7.2% in the second quarter of 1998.

      Other income increased $.3 million due to fee income earned by Standard Life for the stop-loss line due to an increase in gross written premiums. Equity income from partnerships increased
$.1 million from 1998 to 1999.

      Insurance benefits, claims and reserves decreased $.3 million, reflecting a decrease of $.4 million at Madison Life and an increase of $.1 million at Standard Life. Madison Life's decrease resulted from: a $.4 million decrease in interest credited to universal life and annuity products due to the runoff of policies from prior year acquisitions; a $.9 million decrease in the credit line of business due to the runoff of acquisitions; and a $.2 million decrease in claims and reserves in other life and health lines of business; such decrease is offset by: a $.9 million increase in ordinary life and individual accident and health reserves and claims; and a $.2 million increase in LTD claims due to the increase in premiums. The change at Standard Life is comprised of: a $.2 million increase in net reserves of the assumed block of ordinary life and annuity business; a $.2 million increase in reserves in the closed blocks of life, annuity and individual and group accident and health lines of business; a $.7 million increase in HMO reinsurance reserves due to the recapture of premiums; such increases were offset by: a .4 million decrease in DBL claims and reserves due to improved experience and a decrease in volume; and a $.6 million decrease in the accident and health reinsurance facility due to the decrease in premiums.
      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group decreased $.4 million. Madison Life's expenses remained constant. Standard Life's expenses decreased $.4 million. The decrease at Standard Life is primarily due to a decrease in franchise taxes due to lower premiums and lower rates in 1999.

Corporate
---------
      Operating income was $.2 million for the quarter ended June 30, 1999 and was flat for the quarter ended June 30, 1998. Operating income includes net realized and unrealized gains of $.1 million in 1999. Operating income excluding net realized and unrealized gains was $.1 million in 1999 and was flat in 1998. Investment income increased $.2 million due to higher returns on certain hedged equity investments in 1999. Selling, general and administrative expenses increased by $.1 million.

SIX  MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE
30, 1998
-----------------------------------------------------------------

     The Company's operating income increased $.3 million to $7.2 million for the six months ended June 30, 1999 from $6.9 million for the same period in 1998. The Company had net realized and unrealized gains of $.2 million in 1999 and $.4 million in 1998. Excluding net realized and unrealized gains, the Company had operating income of $7.0 million in 1999 as compared to $6.5 million in 1998 which approximately consisted of: an increase in all lines of business of $.4 million offset by a decrease in yields on investable assets of $.1 million (see Note 8 of Notes to Consolidated Financial Statements). Net income was $5.2 million, or $.69 per share, diluted, for the six months ended June 30, 1999 compared to $5.4 million, or $.72 per share, diluted, for the six months ended June 30, 1998. Income tax expense increased to $2.1 million in 1999 from $1.5 million in 1998 (see Capital Resources).

Insurance Group
---------------
      The Insurance Group had operating income of $7.0 million in 1999 and 1998. Operating income includes net realized and unrealized gains of $.1 million in 1999 compared to $.3 million in 1998. Operating income excluding net realized and unrealized gains or losses was $6.9 million in 1999 compared to $6.7 million in 1998.

      Premiums earned decreased $1.8 million to $39.1 million in 1999 from $40.9 million in 1998; premiums earned at Madison Life decreased $.5 million and Standard Life had a $1.3 million decrease in premiums earned. The decrease at Madison Life is comprised of: a $1.4 million decrease in the credit lines of business primarily due to the runoff of acquisitions; and a $.4 million decrease in dental premiums due to the runoff of this line of business; such decreases were offset by: a $1.1 million increase in long-term disability premiums due to an increase in retention on this block of business; and a $.2 million increase in  group  term  life premiums. The change at  Standard  Life  is comprised of: a $.8 million decrease in its DBL line due to terminations in 1998 resulting in a lower premium base in 1999; a $.5 million decrease in the accident and health reinsurance facility assumed due to the runoff of this line; a $.5 million decrease in stop-loss premiums due to decreased retention in 1999; partially offset by; a $.3 million increase in the closed blocks of life, annuity and individual and group accident and health lines of business due to a reinsurance adjustment in 1998; and a $.2 million increase in group term life due to increased production.

      Total net investment income decreased $.5 million primarily due to a decrease in yields. The annualized return on investments of  the Insurance Group in the first six months of 1999 was  6.8%
compared to 7.3% in the first six months of 1998.

      Other income increased $1.3 million. Madison Life's income increased $1.0 million primarily from fee income earned by the managing general underwriter ("MGU") in which Madison Life acquired a controlling interest effective December 31, 1997; such fee income was offset by expenses described below in general and administrative expenses. Other income at Standard Life increased $.3 million due to an increase in stop-loss fee income due to higher gross premiums. Equity income from partnerships increased $.1 million from 1998 to 1999.

      Insurance benefits, claims and reserves decreased $2.1 million, reflecting a decrease of $.7 million at Madison Life and a $1.4 million decrease at Standard Life. Madison Life's decrease resulted from: a $1.9 million decrease in the credit line of business due to the runoff of acquisitions; and a $.3 million decrease in interest credited to universal life and annuity products; such decreases were partially offset by; a $.8 million increase in ordinary life and individual accident and health reserves and claims due to new blocks of business; a $.1 million increase in group term life claims; and an increase of $.6 million in LTD claims due to the increase in premiums on this line. The change at Standard Life is comprised of: a $.9 million decrease in reserves on the accident and health reinsurance facility due to the runoff of this line; a $.5 million decrease in the point of service line of business which reflects reinsurance recoveries for prior year losses; and a $1.5 million decrease in DBL claims and reserves due to improved experience ($1.0 million) and decreased volume ($.5 million); such decreases were offset by: a $1.5 million increase in reserves in the stop-loss line due to higher loss ratios.

      Amortization of deferred policy acquisition costs and general and administrative expenses for the Insurance Group increased $1.0 million. Madison Life's expenses increased $1.6 million and Standard Life's expenses decreased $.6 million. The increase at Madison Life is primarily due to $1.5 million in general expenses from the MGU acquired on December 31, 1997 and an increase in other general expenses of $.1 million. The decrease at Standard Life is primarily due to a reduction in premium taxes due to lower rates and a reduction in premiums.

Corporate
---------
      Operating income for the six months ended June 30, 1999 was $.2 million compared to a loss of $.1 million in 1998. Operating income includes net realized and unrealized gains of $.1 million in 1999 and 1998. Operating income excluding net realized and unrealized gains was $.1 million in 1999 compared to a loss of $.2 million in 1998. Investment income increased $.4 million due to higher returns on certain hedged equity investments. Selling, general and administrative expenses increased $.1 million.

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

     Asset Quality

     The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 75% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at June 30, 1999. Also at such date, approximately 96.8% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 1999, approximately 3.2% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was represented by real estate and mortgage loans. The Company has no non-performing fixed maturities.

     Risk Management

      The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities, and may utilize futures and options to modify the duration and average life of such assets.

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

       The expected change in fair value of the Company's fixed income portfolio at June 30, 1999 given a 100 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 1998.

     Balance Sheet

      The decrease in short-term investments is offset by the increase in fixed maturities and equity securities as the Company changed its mix of investments during 1999. Future policy liabilities increased due to the acquisition of a block of individual life and annuity insurance policies in January 1999 by Standard Life. The decrease in cash is offset by a decrease in accounts payable, accruals and other liabilities. Amounts due to brokers increased $10.0 million due to timing of investment trades.

      The Company had net receivables from reinsurers of $110.3 million at June 30, 1999. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are current and are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at June 30, 1999 and December 31, 1998.

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

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $16.7 million at June 30, 1999. During 1999, IHC has repurchased 161,500 shares of common stock for $1.9 million under a repurchase program initiated in 1991.

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

      It is anticipated that future acquisitions will be funded internally from existing capital and surplus and parent company liquidity including the $30.0 million credit facility.

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. As a result of rising interest rates, the Company experienced a decrease in unrealized gains of $6.2 million, net of deferred tax expense. Such decrease is included in total stockholders' equity, reflecting unrealized losses of $3.6 million at June 30, 1999 versus gains of $2.6 million at December 31, 1998. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

      The results of the 1999 second quarter reflect a higher effective tax rate than in the 1998 second quarter due to the loss of tax benefits associated with the utilization of net operating loss carryforwards which are no longer available. The effective tax rate for the quarter ended June 30, 1999 was favorably impacted by a decrease in the valuation allowance associated with certain temporary differences.

Year 2000
---------
     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000. The Company, together with outside vendors engaged by the Company, has made assessments of the Company's potential Year 2000 exposure, and has begun testing all of the Company's systems. Most of the Company's internal software and hardware have already been tested and are compliant, and the Company believes that all mission critical internal systems are Year 2000 compliant. The cost of updating the Company's mission critical systems has not exceeded $100,000.

      The Company believes that its greatest Year 2000 exposure arises from the possibility of non-compliance by, among others, its MGUs, MGAs, HMOs, agents, TPAs, producers, reinsurers, securities brokers and bankers. The Company has requested information from these third parties and is continuing to monitor their responses and evaluate any possible impact on the Company. All of Standard Life's medical stop-loss and group life MGUs have represented that they are or will be Year 2000 compliant by

December 31, 1999 and Madison Life's largest MGA for group life and long-term disability has indicated that it will be compliant by December 31, 1999. Standard Life has required that its MGUs obtain Year 2000 compliance certifications from, and has supplied the MGUs with questionnaires to be completed by, TPAs and producers with whom they place business. In addition, the U.S. Senate Special Committee on the Year 2000 Technology Problem determined that the healthcare industry lags in its progress towards Year 2000 preparedness. In particular, the Committee cited concerns over the preparedness of large, rural and inner-city hospitals, and doctor's offices, the availability of pharmaceuticals and the preparedness of health claim billing systems.

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

      The dates of expected completion and the costs of the Company's Year 2000 remediation efforts are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these expectations will be achieved; if the actual timing and costs for the Company's Year 2000 compliance program differ materially from those anticipated, the Company's financial results and financial condition could be materially affected. Additionally, despite testing by the Company, the Company's systems may contain undetected errors or defects associated with Year 2000 date functions. The inability of the Company to correctly identify significant Year 2000 issues for remediation or to complete its Year 2000 remediation and testing efforts prior to respective critical dates, as well as the failure of third parties (with whom the Company has an important relationship) to identify, remediate and test their own Year 2000 issues and the resulting disruption which could occur in the
Company's  systems, could have material adverse  effects  on  the
Company's  business,  results  of  operations,  cash  flows   and
financial condition.

New Accounting Pronouncements
-----------------------------
      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and are now effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is evaluating the statement but does not expect it to have a material impact on the Company.

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

PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

    At its Annual Meeting of Stockholders held on June 22, 1999, the following seven nominees were re-elected for one-year terms on the Board of Directors:

          Harold E. Johnson, Allan C. Kirkman, Steven B. Lapin,
          Donald T. Netter, Edward Netter, Edward J. Scheider and Roy T.K. Thung

          The vote on the election of the above nominees was:

          For            At least 6,765,839 shares
          Withheld       No more than 13,325 shares

    In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 1999 was ratified by a vote of 6,770,759 shares for, 4,451 shares against, and 3,954 shares abstaining. There were no broker nonvotes.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     a)   1)   Exhibit 10(iii)(A)(6).  Form of Stock
               Appreciation Rights Agreement.

          2)   Exhibit 11.  Statement re:  computation
               of per share earnings.

          3)   Exhibit 27.  Financial Data Schedule.

     b) No report on Form 8-K was filed during the quarter ended June 30, 1999.

                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INDEPENDENCE HOLDING COMPANY
                             ----------------------------
                                   (THE REGISTRANT)



Dated: August 13, 1999          By:/s/ Teresa A. Herbert
                                   ---------------------
                                   Teresa A. Herbert
                                   Vice President, Chief
                                   Financial Officer and
                                   Controller