Form 10-Q
period 1999-09-30
INDEPENDENCE HOLDING CO
filed 1999-11-12
CIK 701869

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarterly Period Ended:  SEPTEMBER 30, 1999
                                         ------------------
                  Commission File Number: 0-10306
                                          -------

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

          7,142,000 SHARES OF COMMON STOCK, $1.00 PAR VALUE
------------------------------------------------------------------------
            Common stock outstanding as of November 12, 1999

          INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

                              INDEX



PART I - FINANCIAL INFORMATION                     PAGE NO.
------------------------------                     --------
 Consolidated Balance Sheets -
  September 30, 1999(unaudited)
  and December 31, 1998..........................    3

 Consolidated Statements of Operations -
  Three Months and Nine Months Ended
  September 30, 1999 and 1998 (unaudited)........    4

 Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 1999
  and 1998(unaudited)............................    5

 Notes to Consolidated Financial Statements
 (unaudited).....................................    6 - 12

 Management's Discussion and Analysis of Results
  of Operations and Financial Condition..........   13 - 22

PART II - OTHER INFORMATION
---------------------------
 Item 6 - Exhibits and Reports on Form 8-K........  23

 Signature........................................  24

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS        SEPTEMBER 30, DECEMBER 31,
                                       1999          1998
---------------------------------------------------------------------------
                                           (UNAUDITED)
ASSETS:
 Cash and cash equivalents.........$  5,378,000  $ 7,889,000
 Investments:
  Short-term investments...........   2,688,000   25,250,000
  Securities purchased under
   agreements to resell............  22,279,000   11,681,000
  Fixed maturities................. 241,436,000  220,030,000
  Equity securities................  24,297,000   17,004,000
  Other investments................  56,572,000   52,191,000
                                    -----------  -----------
     Total investments............. 347,272,000  326,156,000

 Deferred policy acquisition costs.  17,137,000   14,247,000
 Due from brokers..................     689,000        -
 Due and unpaid premiums...........  15,857,000   10,313,000
 Due from reinsurers............... 132,031,000  128,425,000
 Notes and other receivables.......   3,125,000    3,844,000
 Other assets......................  11,274,000    9,438,000
                                    -----------  -----------
     TOTAL ASSETS..................$532,763,000 $500,312,000
                                    ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Future policy liabilities.........$228,881,000 $217,920,000
 Unearned premiums.................  17,674,000   21,029,000
 Funds on deposit.................. 111,648,000   80,792,000
 Insurance policy claims...........   6,361,000    5,380,000
 Other policyholders' funds........   3,720,000    3,370,000
 Financial instruments sold, but
  not yet purchased................      49,000      458,000
 Due to brokers....................  16,773,000   18,933,000
 Due to reinsurers.................  18,843,000   14,320,000
 Accounts payable, accruals and
  other liabilities................  17,315,000   21,235,000
 Income taxes......................   5,640,000    7,348,000
                                    -----------  -----------
     TOTAL LIABILITIES............. 426,904,000  390,785,000
                                    -----------  -----------
STOCKHOLDERS' EQUITY:
 Preferred stock (none issued).....       -            -
 Common stock, 7,146,000 and 7,367,000
  shares issued and outstanding, net
  of 2,477,519 and 2,249,019 shares
  in treasury, respectively........   7,146,000    7,367,000
 Paid-in capital...................  80,788,000   83,191,000
 Accumulated other comprehensive
  (loss) income:
  Unrealized (losses) gains on
   investments, net................  (6,076,000)   2,643,000
 Retained earnings ................  24,001,000   16,326,000
                                    -----------   ----------
     TOTAL STOCKHOLDERS' EQUITY.... 105,859,000  109,527,000
                                    -----------  -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY.........$532,763,000 $500,312,000
                                    ===========  ===========
    See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)               THREE MONTHS ENDED      NINE MONTHS ENDED
                             SEPTEMBER 30,          SEPTEMBER 30,
                           1999        1998         1999        1998
------------------------------------------------------------------------
REVENUES:
 Premiums earned......$22,275,000 $19,366,000  $61,372,000 $60,264,000
 Net investment
  income..............  7,522,000   3,309,000   19,757,000  15,524,000
 Net realized and
  unrealized gains
  (losses)............    (78,000)  1,118,000       95,000   1,531,000
 Other income.........  2,090,000   2,315,000    6,406,000   5,294,000
                       ----------  ----------   ----------  ----------
                       31,809,000  26,108,000   87,630,000  82,613,000
                       ----------  ----------   ----------  ----------
EXPENSES:
 Insurance benefits,
  claims and reserves. 18,583,000  13,345,000   47,648,000  44,492,000
 Amortization of
  deferred acquisition
  costs...............  1,889,000   1,305,000    4,380,000   3,781,000
 Selling, general and
  administrative
  expenses............  7,895,000   7,742,000   24,942,000  23,675,000
                       ----------  ----------   ----------  ----------
                       28,367,000  22,392,000   76,970,000  71,948,000
                       ----------  ----------   ----------  ----------
 Operating income
  before income taxes.  3,442,000   3,716,000   10,660,000  10,665,000
 Income tax expense...    922,000   1,028,000    2,985,000   2,539,000
                       ----------  ----------   ----------  ----------
NET INCOME............$ 2,520,000 $ 2,688,000  $ 7,675,000 $ 8,126,000
                       ==========  ==========   ==========  ==========
BASIC INCOME PER
 COMMON SHARE.........$       .35 $       .36  $      1.05 $      1.09
                       ==========  ==========   ==========  ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING...  7,198,000   7,418,000    7,289,000   7,428,000
                       ==========  ==========   ==========  ==========
DILUTED INCOME PER
 COMMON SHARE.........$       .35 $       .36  $      1.04 $      1.08
                       ==========  ==========   ==========  ==========
WEIGHTED AVERAGE DILUTED
 SHARES OUTSTANDING...  7,302,000   7,539,000    7,400,000   7,557,000
                       ==========  ==========   ==========  ==========
      See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,                  1999          1998
------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................... $  7,675,000  $  8,126,000
 Adjustments to reconcile net income to
  net cash (used) provided by operating
  activities:
  Amortization of deferred policy
   acquisition costs......................    4,380,000     3,781,000
  Realized gains on sales of investments..      (76,000)   (1,815,000)
  Unrealized gains on trading securities..      (19,000)      284,000
  Equity (income) loss ...................     (263,000)       14,000
  Depreciation............................      442,000       388,000
  Deferred tax expense....................      148,000      (420,000)
  Other...................................     (760,000)     (240,000)
 Changes in assets and liabilities:
  Net (purchases) sales of trading
   securities.............................     (582,000)      857,000
  Increase in insurance liabilities.......   41,611,000    43,966,000
  Additions to deferred policy
   acquisition costs......................   (4,847,000)  (10,249,000)
  Change in net amounts due from and to
   reinsurers.............................      916,000   (10,240,000)
  Change in income tax liability..........     (313,000)      344,000
  Change in due and unpaid premiums.......   (5,544,000)   (1,327,000)
  Other...................................   (5,530,000)   (6,958,000)
                                            -----------   -----------
      Net cash provided by
       operating activities...............   37,238,000    26,511,000
                                            -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in net amount due from and to
  brokers.................................   (2,589,000)  (14,446,000)
 Sales and maturities of short-term
  investments.............................   68,370,000    72,749,000
 Purchases of short-term investments......  (45,733,000)  (70,767,000)
 Net (purchases) sales of resale
  agreements..............................  (10,598,000)   21,026,000
 Sales and maturities of fixed maturities.  302,337,000   141,028,000
 Purchases of fixed maturities............ (336,203,000) (169,067,000)
 Sales of equity securities...............   38,204,000    35,961,000
 Purchases of equity securities...........  (44,851,000)  (38,014,000)
 Proceeds on sales of other investments...    4,829,000     6,275,000
 Other investments, net...................   (8,945,000)   (8,035,000)
 Other....................................      240,000    (1,771,000)
                                            -----------   -----------
      Net cash used by investing
       activities.........................  (34,939,000)  (25,061,000)
                                            -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of common stock options.........       80,000        55,000
 Repurchase of common stock and warrants..   (2,704,000)     (605,000)
 Payments of investment-type insurance
  contracts...............................   (1,818,000)   (1,885,000)
 Dividends paid...........................     (368,000)     (372,000)
                                            -----------   -----------
       Net cash used by financing
        activities........................   (4,810,000)   (2,807,000)
                                            -----------   -----------
 Decrease in cash and cash equivalents....   (2,511,000)   (1,357,000)
 Cash and cash equivalents, beginning
  of year.................................    7,889,000    23,028,000
                                            -----------   -----------
Cash and cash equivalents, end of period.  $  5,378,000  $ 21,671,000
                                            ===========   ===========
      See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

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

       (B)   PRINCIPLES  OF  CONSOLIDATION  AND  PREPARATION   OF
FINANCIAL STATEMENTS

      The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-
Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in the prior year's consolidated financial statements and notes thereto have been reclassified to conform to the 1999 presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect:(i) the reported
amounts   of  assets  and  liabilities;(ii)  the  disclosure   of
contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------
NOTE 2.  OTHER INVESTMENTS

      The Company had invested $20,718,000 and $16,618,000 at September 30, 1999 and 1998, respectively, in Dolphin Limited Partnership-A ("DLP-A"), a limited partnership which invests in relatively "market neutral" strategies, such as merger arbitrage, convertible arbitrage and distressed situations. The condensed statements of operations for DLP-A for the three months and nine months ended September 30, 1999 and 1998 are as follows:

                     THREE MONTHS ENDED        NINE MONTHS ENDED
                     1999          1998       1999           1998
                     ------------------       -------------------
                       (IN THOUSANDS)            (IN THOUSANDS)

Revenues.............$  3,384   $  (659)     $  9,906    $  2,518
Net income (loss)....$  2,304   $  (787)     $  7,072    $  1,313

IHC's share of
 net income (loss)...$    813   $  (367)     $  2,558    $    561

NOTE 3.  INVESTMENT SECURITIES

      The cost, (amortized cost with respect to certain fixed maturities) gross unrealized gains, gross unrealized losses and fair value of investments in securities are as follows:

                                    SEPTEMBER 30, 1999
                        ----------------------------------------
                                     GROSS       GROSS
                        AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                          COST       GAINS      (LOSSES)   VALUE
                        ----------------------------------------
                                     (IN THOUSANDS)
FIXED MATURITIES
 AVAILABLE-FOR-SALE:
  Corporate securities...$ 49,067  $     61  $ (1,945)  $ 47,183
  Collaterized mortgage
   obligations ("CMO's")
   and asset backed
   securities............  75,709        95    (1,197)    74,607
  U.S. Government and
   agencies obligations..  63,431        45    (2,498)    60,978
  GNMA's.................  57,729         7    (1,451)    56,285
  Obligations of states
   and political
   subdivisions..........   2,543        34      (194)     2,383
                          -------   -------   -------    -------
 Total fixed maturities..$248,479  $    242  $ (7,285)  $241,436
                          =======   =======   =======    =======
EQUITY SECURITIES
 AVAILABLE-FOR-SALE:
  Common stock...........$ 18,032  $    441  $ (1,352)  $ 17,121
  Options................     238       161       (10)       389
  Preferred stock........   6,639        62      (248)     6,453
                          -------   -------   -------    -------
                           24,909       664    (1,610)    23,963
                          -------   -------   -------    -------

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------
NOTE 3.  INVESTMENT SECURITIES (CONTINUED)

                                 SEPTEMBER 30, 1999
                        ----------------------------------------
                                     GROSS       GROSS
                        AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                          COST       GAINS      (LOSSES)   VALUE
                        ----------------------------------------
                                     (IN THOUSANDS)
TRADING:
  Common stock...........     496         2      (164)       334
                          -------   -------   -------    -------
 Total equity securities.$ 25,405  $    666  $ (1,774)  $ 24,297
                          =======   =======   =======    =======
FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
 TRADING:
  Options................$    (72) $     28  $     (5)  $    (49)
                          =======   =======   =======    =======
                                    DECEMBER 31, 1998
                        ----------------------------------------
                                     GROSS       GROSS
                        AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                          COST       GAINS      (LOSSES)   VALUE
                        ----------------------------------------
                                     (IN THOUSANDS)

FIXED MATURITIES`
 AVAILABLE-FOR-SALE:
  Corporate securities...$ 42,472  $  1,026  $   (291)  $ 43,207
  U.S. Government and
   agencies obligations..  55,133     1,533      (201)    56,465
  GNMA's................. 116,171     2,040      (147)   118,064
  Obligations of states
   and political
   subdivisions..........   2,346        69      (121)     2,294
                          -------   -------   -------    -------
 Total fixed maturities..$216,122  $  4,668  $   (760)  $220,030
                          =======   =======   =======    =======
EQUITY SECURITIES
 AVAILABLE-FOR-SALE:
  Common stock...........$ 10,513  $    956  $   (171)  $ 11,298
  Preferred stock........   4,339        76       (71)     4,344
                          -------   -------   -------    -------
                           14,852     1,032      (242)    15,642
                          -------   -------   -------    -------
TRADING:
  Common stock...........   1,448       295      (381)     1,362
                          -------   -------   -------    -------
 Total equity securities.$ 16,300  $  1,327  $   (623)  $ 17,004
                          =======   =======   =======    =======
FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
 TRADING:
  Common stock...........$   (386) $   -     $    (72)  $   (458)
                          =======   =======   =======    =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES (CONTINUED)

      The amortized cost and fair value of fixed maturities at September 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluding extraordinary paydowns, the average life of mortgage and asset backed securities is materially less than the stated maturity.

                             AMORTIZED      FAIR        % 0F
                               COST        VALUE      FAIR VALUE
                             -----------------------------------
                                      (IN THOUSANDS)

Due after one year through
 five years..................$ 31,494      $ 31,237     12.9%
Due after five years through
 ten years...................  41,400        39,872     16.5%
Due after ten years..........  42,147        39,435     16.3%
                              -------       -------    -----
                              115,041       110,544     45.7%

CMO's and asset backed
 securities..................  75,709        74,607     30.9%
GNMA's - 30 year.............  57,729        56,285     23.4%
                              -------       -------    -----
                             $248,479      $241,436    100.0%
                              =======       =======    =====
      The average fair value of trading options and futures contract sold, but not yet purchased was $112,000 and $71,000 for 1999 and 1998, respectively.
      Gross gains of $3,868,000 and gross losses of $3,661,000 were realized on sales of available-for-sale securities for the nine months ended September 30, 1999.
      Gross gains of $3,148,000 and gross losses of $1,589,000 were realized on sales of available-for-sale securities for the nine months ended September 30, 1998.

NOTE 4.  INCOME PER COMMON SHARE

      Included in the diluted earnings per share calculation for-1999 and 1998, respectively, are 104,000 and 121,000 shares for the three months ended September 30, 1999 and 1998 and 111,000 and 129,000 shares for the nine months ended September 30, 1999 and 1998 from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 1,939,739 shares of common stock at $16.37 per share were not included in the computation of diluted income per share because the strike price of the warrants was greater than the average market price of the common shares during the three months and nine months ended September 30, 1999 and 1998.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------
NOTE 5.  INCOME TAXES

      The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation.

      The income tax benefit for the nine months ended September 30, 1999 allocated to stockholders' equity for unrealized gains on investment securities was $1,543,000, representing the change in deferred tax (benefit) liability of ($77,000) at September 30, 1999 from $1,466,000 at December 31, 1998.

       Cash  payments  for  income  taxes  were  $2,548,000   and
$2,632,000 for the nine months ended September 30, 1999 and 1998, respectively.

NOTE 6.  COMPREHENSIVE (LOSS) INCOME

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

      Comprehensive (loss) income for the three months and nine months ended September 30, 1999 and 1998 is as follows:

                           THREE MONTHS ENDED   NINE MONTHS ENDED
                            1999        1998     1999        1998
                           ------------------   -----------------
                            (IN THOUSANDS)        (IN THOUSANDS)

Net income................$ 2,520    $ 2,688   $ 7,675    $ 8,126
Unrealized (losses)
 gains, on securities,
 net of reclassification.. (2,506)     1,939    (8,719)     2,747
                           ------     ------    ------     ------
     Comprehensive
      income (loss).......$    14    $ 4,627   $(1,044)   $10,873
                           ======     ======    ======     ======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------
NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the Effective Date of SFAS Statement No. 133," and are now effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of SFAS No. 133, but does not expect it to have a material impact on the Company.

NOTE 8.  SEGMENT REPORTING

      The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months and nine months ended September 30, 1999 and 1998 is as follows:

                           THREE MONTHS ENDED   NINE MONTHS ENDED
                            1999        1998     1999        1998
                           ------------------   -----------------
                            (IN THOUSANDS)        (IN THOUSANDS)

REVENUES:
 Medical Stop-Loss.......$  6,558  $  6,925   $ 20,452  $ 20,016
 DBL.....................   4,745     5,245     15,058    16,299
 Group Term Disability
  and Term Life..........   3,325     2,453      9,676     7,264
 Credit Life and
  Disability.............   5,522     5,123     15,898    17,351
 Managed Health Care.....     673       475      1,982     1,663
 Special Disability......      81        18        124       130
 Acquired Blocks
  /Other Business........  10,127     4,416     21,977    16,793
 Corporate                    856       335      2,368     1,566
                          -------   -------    -------   -------
                           31,887    24,990     87,535    81,082
 Net Realized and
  Unrealized (Losses)
  Gains..................     (78)    1,118         95     1,531
                          -------   -------    -------   -------
                         $ 31,809  $ 26,108   $ 87,630  $ 82,613
                          =======   =======    =======   =======

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------
NOTE 8.  SEGMENT REPORTING (CONTINUED)

                           THREE MONTHS ENDED   NINE MONTHS ENDED
                            1999        1998     1999        1998
                           ------------------   -----------------
                            (IN THOUSANDS)        (IN THOUSANDS)

OPERATING INCOME:
 Medical Stop-Loss........$    (46) $   (385) $   (308) $  1,188
 DBL......................   1,051     1,224     3,255     2,130
 Group Term Disability and
  Term Life...............     278       434       313       238
 Credit Life and
  Disability..............     451       349     1,889     1,956
 Managed Health Care......     (13)      286       843       638
 Special Disability.......     181       182       372       622
 Acquired Blocks
  /Other Business.........   1,838       868     4,350     2,812
 Corporate................    (220)     (360)     (149)     (450)
                            ------    ------    ------    ------
                             3,520     2,598    10,565     9,134
 Net Realized and
  Unrealized (Losses)
  Gains...................     (78)    1,118        95     1,531
                            ------    ------    ------    ------
                          $  3,442  $  3,716  $ 10,660  $ 10,665
                            ======    ======    ======    ======
NOTE 9.  SUBSEQUENT EVENT

      Subsequent to September 30, 1999, Madison Life entered into four agreements to assume in excess of 100,000 life and annuity policies with net reserves of approximately $140,000,000 from companies that are in liquidation. Three of the agreements have an effective date of June 30, 1999 (the "Mississippi Transactions") and the fourth agreement is expected to have an effective date of November 30, 1999 (the "Missouri Transaction"). The Mississippi Transactions have received court approval, but remain subject to a notice period and certain other closing conditions. Closing of the Missouri Transaction is subject to entry of a liquidation order, court approval and certain other conditions. All of these transactions are expected to close prior to December 31, 1999. Prior to closing of these transactions, a subsidiary of IHC will contribute an additional $15,000,000 of surplus as paid in capital to Madison Life. Such contribution will come from such subsidiary's existing $30,000,000 line of credit.

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

                      RESULTS OF OPERATIONS
                      ---------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------
     The Company's operating income decreased $.3 million to $3.4 million for the period ended September 30, 1999 from $3.7 million for the same period in 1998. The Company had net realized and unrealized losses of $.1 million in 1999 and gains of $1.1 million in 1998. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains (losses), the Company had operating income of $3.5 million in 1999 as compared to $2.6 million in 1998. Net income was $2.5 million, or $.35 per share, diluted, for the quarter ended September 30, 1999 compared to $2.7 million, or $.36 per share, diluted, for the quarter ended September 30, 1998. Income tax expense decreased to $.9 million in 1999 from $1.0 million in 1998 (see Capital Resources).

Insurance Group
---------------
     The Insurance Group's operating income decreased $.5 million to $3.6 million in 1999 from $4.1 million in 1998. Operating income includes net realized and unrealized losses of $.1 million in 1999 compared to gains of $1.1 million in 1998. Operating income excluding net realized and unrealized gains was $3.7 million in 1999 compared to $3.0 million in 1998.

      Premium revenues increased $2.9 million to $22.3 million in 1999; premium revenues increased $1.7 million at Madison Life and $1.2 million at Standard Life. The increase at Madison Life is comprised of: a $.4 million increase in the credit line of business, primarily due to higher earned premiums from the core block of credit business; a $.8 million increase in ordinary life and individual accident and health premiums due to the acquisition of a block of business effective May 1, 1999; a $.8 million increase in long-term disability ("LTD") premiums as a result of an increase in retention on this line of business and an increase in premiums written in 1999; and a $.2 million increase in the group term life line of business; such increases were offset by: a $.2 million decrease in dental premiums and a $.3 million decrease in all other lines of business. The increase at Standard Life is comprised of: an increase of $1.9 million and $.4 million in group annuity and group life respectively, due to the acquisition of a block of business effective April 1, 1999; and a $.3 million increase in the point of service ("POS") line of business due to an increase in rates; such increases were offset by: a $.6 decrease in stop-loss health business due to an overall reduction in retention; a $.5 million decrease in the DBL line due to terminations in 1998 resulting in a lower premium base in 1999; and a $.3 million decrease in an assumed block of life and annuity business due to the runoff of this block.

     Total net investment income increased $3.3 million primarily due to higher returns on certain hedged equity investments, the increase in assets related to acquisitions, and interest income on assumption reinsurance transactions that closed in the quarter ended September 30, 1999 with an effective date in the prior quarter. The annualized return on investments of the Insurance Group in the third quarter of 1999 was 6.9% compared to 4.4% in the third quarter of 1998.

      Other income increased $.1 million due to fee income earned by Standard Life for the stop-loss health line due to an increase in gross written premiums. Equity income from partnerships increased $.2 million from 1998 to 1999.

      Insurance benefits, claims and reserves increased $5.2 million, reflecting an increase of $1.7 million at Madison Life and an increase of $3.5 million at Standard Life. Madison Life's increase resulted from: a $.9 million increase in ordinary life and individual accident and health reserves and claims due to the acquisition of a new block of business effective May 1, 1999 ($.6 million) and other existing ordinary life and individual accident and health business ($.3 million); a $.3 million increase in surrenders on ordinary life policies; a $.5 million increase in LTD claims associated with the increase in premiums; and a $.3 million increase in claims and reserves in other life and health lines of business; such increases were offset by: a $.3 million decrease in interest credited to universal life and annuity
products   due  to  the  runoff  of  policies  from  prior   year
acquisitions.  The  change  at Standard  Life  is  comprised  of:

increases of $2.7 million and $.3 million in net reserves of the purchased block of group annuity and group life businesses, respectively; a $.5 million increase in stop loss health reserves due to higher loss ratios; and a $.3 million increase in DBL claims and reserves; such increases were offset by: a $.3 million decrease in an accident and health reinsurance facility.

      Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.6 million. Madison Life's expenses increased $.3 million due to a net increase in commission expense due to the increase in premiums. Standard Life's expenses increased $.3 million primarily due to start-up costs of IndependenceCare LLC.

Corporate
---------
      Operating loss was $.2 million for the quarter ended September 30, 1999 compared to a loss of $.4 million for the quarter ended September 30, 1998. Investment income increased $.8 million due to higher returns on certain hedged equity investments in 1999. Other income decreased $.3 million due to the absence in 1999 of the fee income earned in 1998 from the termination of the guarantee of the debt of Zimmerman Sign Company("Zimmerman"). Selling, general and administrative expenses increased by $.3 million due to consulting costs related to acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998
-----------------------------------------------------------------
      The Company's operating income remained constant at $10.7 million for the nine months ended September 30, 1999 as compared to the same period in 1998. The Company had net realized and unrealized gains of $.1 million in 1999 and $1.5 million in 1998. Excluding net realized and unrealized gains, the Company had operating income of $10.6 million in 1999 as compared to $9.1 million in 1998 which approximately consisted of: an increase in yields on investable assets of $2.2 million offset by a decrease in acquisitions of $.7 million. Net income was $7.7 million, or $1.04 per share, diluted, for the nine months ended September 30, 1999 compared to $8.1 million, or $1.08 per share, diluted, for the nine months ended September 30, 1998. Income tax expense increased to $3.0 million in 1999 from $2.5 million in 1998 (see Capital Resources).

Insurance Group
---------------
     The Insurance Group had operating income of $10.7 million in 1999 compared to $11.1 million (including net realized and unrealized gains of $1.4 million) in 1998. Operating income excluding net realized and unrealized gains was $10.7 million in 1999 compared to $9.7 million in 1998.

      Premiums earned increased $1.1 million to $61.4 million in 1999 from $60.3 million in 1998; premiums earned at Madison Life increased $1.1 million and Standard Life remained constant. The increase at Madison Life is comprised of: a $1.8 million increase in long-term disability premiums due to an increase in retention on this line of business and an increase in premiums written in 1999; a $.8 million increase in ordinary life and individual accident and health premiums primarily due to the acquisition of a block of business effective May 1, 1999; and a $.5 million increase in group term life premiums; such increases were offset by: a $1.1 million decrease in the credit line of business primarily due to the runoff of acquisitions; a $.6 million decrease in dental premiums due to the runoff of this line of business and a $.3 million decrease in all other lines of business. The increase at Standard Life is comprised of: an increase of $1.9 million and $.4 million in group annuity and group life, respectively, due to the acquisition of a block of business effective April 1, 1999; an increase of $.4 million in the provider excess line of business due to increased production; and a $.3 million increase in group term life due to increased production; such increases were offset by: a $1.3 million decrease in its DBL line due to terminations in 1998 resulting in a lower premium base in 1999; a $.7 million decrease in an accident and health reinsurance facility assumed due to the runoff of this line; and a $1.0 million decrease in stop-loss health premiums due to an overall reduction in retention in 1999.

     Total net investment income increased $2.8 million primarily due to higher yields on certain hedged equity investments, the increase in assets related to acquisitions, and an increase in interest income on assumption reinsurance transactions in 1999. The annualized return on investments of the Insurance Group in the first nine months of 1999 was 6.8% compared to 6.3% in the first nine months of 1998.

      Other income increased $1.4 million. Madison Life's income increased $1.0 million primarily from fee income earned by the MGU acquired on December 31, 1997; such fee income was offset by expenses described below in general and administrative expenses. Fee income at Standard Life increased $.4 million due to higher gross stop loss health premiums. Equity income from partnerships increased $.3 million from 1998 to 1999.

      Insurance benefits, claims and reserves increased $3.2 million, reflecting an increase of $1.0 million at Madison Life and $2.2 million at Standard Life. Madison Life's increase resulted from: a $1.1 million increase in ordinary life and individual accident and health reserves and claims due to the acquisition of a new block of business ($.6 million) and other existing ordinary life and individual accident and health business ($.5 million); a $.3 million increase in surrenders on ordinary life policies; a $.3 million increase in group term life claims; and an increase of $1.2 million in LTD claims due to the increase in premiums on this line; such increases were partially offset by: a $1.9 million decrease in the credit line of business due to the runoff of acquisitions. The change at Standard Life is comprised of: a $1.8 million increase in reserves in the stop-loss health line due to higher loss ratios; a $.3 million increase in provider excess reserves due to increased volume; and increases of $2.7 million and $.3 million in group annuity and group life reserves, respectively, due to the acquisition of this block effective April 1, 1999; such increases were offset by: a $1.0 million decrease in reserves on the accident and health reinsurance facility due to the runoff of this line; a $.5 million decrease in the POS line of business which reflects reinsurance recoveries for prior year losses; and a $1.4 million decrease in DBL claims and reserves due to improved experience ($.2 million) and decreased volume ($1.2 million).

      Amortization of deferred policy acquisition costs and general and administrative expenses for the Insurance Group increased $1.4 million. Madison Life's expenses increased $1.9 million and Standard Life's expenses decreased $.5 million. The increase at Madison Life is primarily due to $1.0 million in general expenses from the MGU acquired on December 31, 1997 and an increase in net commission expense of $.9 million due to the increase in premiums. The decrease at Standard Life is primarily due to; a $.5 million reduction in premium taxes due to lower rates and a reduction in premiums; and a $.4 million decrease in general expenses such decreases were partially offset by: an increase of $.4 million due to start-up costs of IndependenceCare LLC.

Corporate
---------
      Operating income was flat for the nine months ended September 30, 1999 compared to a loss of $.4 million for the same period of 1998. Operating income includes net realized and unrealized gains of $.1 million in 1999 and 1998. Operating loss excluding net realized and unrealized gains was $.1 million in 1999 and $.5 million in 1998. Investment income increased $1.0 million due to higher returns on certain hedged equity investments. Other income decreased $.3 million due to the absence in 1999 of fee income generated in 1998 from the termination of the guarantee of debt of Zimmerman. Selling, general and administrative expenses increased $.3 million due to consulting costs related to acquisitions.


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

     Asset Quality

     The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 84% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at September 30, 1999. Also at such date, approximately 97.5% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 1999, approximately 2.5% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was represented by real estate and mortgage loans. The Company has no non-performing fixed maturities.

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

       The expected pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the Company's fixed income portfolio at September 30, 1999 given a 100 basis point rise or decline in interest rates is as follows:

                                                  Estimated
                                   Estimated      Change in
Change in Interest Rates           Fair Value     Fair Value
------------------------           ----------     ----------
                                         (in millions)

100 basis point rise               $ 229            ($12)
Base scenario                        241              -
100 basis point decline              253              12

     Balance Sheet

      The decrease in short-term investments is offset by the increase in fixed maturities and equity securities as the Company changed its mix of investments during 1999. Future policy liabilities increased due to the acquisition of a block of individual life and annuity insurance policies in January 1999 by Standard Life. The increase in funds on deposit was offset by the overall increase in investments due to the acquisition of a block of group annuity business by Standard Life effective May 1, 1999. The decrease in cash is offset by a decrease in accounts payable, accruals and other liabilities.

      The Company had net receivables from reinsurers of $113.2 million at September 30, 1999. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are current and are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at September 30, 1999 and December 31, 1998.

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

      Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $14.2 million at September 30, 1999. During 1999, IHC has repurchased 229,500 shares of common stock for $2.7 million under a repurchase program initiated in 1991.

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

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. As a result of rising interest rates, the Company experienced a decrease in unrealized gains of $8.7 million, net of deferred tax expense and net of deferred policy acquisition costs. Such decrease is included in total stockholders' equity, reflecting unrealized losses of $6.1 million at September 30, 1999 versus gains of $2.6 million at December 31, 1998. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

     The results of 1999 reflect a higher effective tax rate than in 1998 due to the loss of tax benefits associated with the utilization of net operating loss carryforwards which are no longer available.

Year 2000
---------
     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000. The Company, together with outside vendors engaged by the Company, has made assessments of the Company's potential Year 2000 exposure. The Company's internal software and hardware has been tested and, the Company believes that all mission critical internal systems are Year 2000 compliant. The cost of updating the Company's mission critical systems has not exceeded $100,000.

      The Company believes that its greatest Year 2000 exposure arises from the possibility of non-compliance by, among others, its MGUs, MGAs, HMOs, agents, TPAs, producers, reinsurers, securities brokers and bankers. The Company has requested information from these third parties and is continuing to monitor their responses and evaluate any possible impact on the Company. All of Standard Life's medical stop-loss and group life MGUs have represented that they are or will be Year 2000 compliant by December 31, 1999 and Madison Life's largest MGA for group life and long-term disability has indicated that it will be compliant by December 31, 1999. Standard Life has required that its MGUs obtain Year 2000 compliance certifications from, and has supplied the MGUs with questionnaires to be completed by, TPAs and producers with whom they place business. In addition, the U.S. Senate Special Committee on the Year 2000 Technology Problem has determined that the healthcare industry continues to lag in its progress towards Year 2000 preparedness. In its report dated September 22, 1999, the Committee cited concerns over software used to manage patient data systems, biomedical devices, infrastructure operations, and electronic interconnections or interfaces.

      The Company has created a contingency plan with respect to the Year 2000 exposure. The contingency plan provides that in the unlikely event of failure of any of the Company's mission critical internal systems (which as noted above have been successfully tested), the Company would perform these functions manually until the system was corrected or replaced. With respect to third party vendors performing mission critical functions on behalf of the Company, in the unanticipated event that these vendors' systems are not compliant, the Company would either perform these functions internally or would utilize the systems of the MGU acquired on December 31, 1997, the systems of which have successfully passed a Y2K-specific rollover test. A Y2K Event Team has been established at the Company, and each of its material subsidiaries, that will provide on-site staffing for the millennium weekend.

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

Subsequent Event
----------------
      Subsequent to September 30, 1999, Madison Life entered into four agreements to assume in excess of 100,000 life and annuity policies with net reserves of approximately $140.0 million from companies that are in liquidation. Three of the agreements have an effective date of June 30, 1999 (the "Mississippi Transactions") and the fourth agreement is expected to have an effective date of November 30, 1999 (the "Missouri Transaction"). The Mississippi Transactions have received court approval, but remain subject to a notice period and certain other closing conditions. Closing of the Missouri Transaction is subject to entry of a liquidation order, court approval and certain other conditions. All of the transactions are expected to close prior to December 31, 1999. Prior to closing of these transactions, a subsidiary of IHC will contribute an additional $15.0 million of surplus as paid in capital to Madison Life. Such contribution will come from such subsidiary's existing $30.0 million line of credit. Assuming completion of these transactions, IHC will have assumed $180.0 million of net reserves in 1999. In addition, the fourth quarter Consolidated Statement of Operations will reflect an increase in insurance revenues, related expenses and investment income reflecting the effective date of June 30, 1999 on the Mississippi Transactions.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
     a)   1)   Exhibit 11.  Statement re:  computation
               of per share earnings.

          2)   Exhibit 27.  Financial Data Schedule.

     b) No report on Form 8-K was filed during the quarter ended September 30, 1999.

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

                             INDEPENDENCE HOLDING COMPANY
                             ----------------------------
                                   (THE REGISTRANT)



Dated: November 12, 1999     By:/s/ Teresa A. Herbert
                                 --------------------
                                Teresa A. Herbert
                                Vice President, Chief
                                Financial Officer and
                                Principal Accounting Officer