Form 10-K405
period 1999-12-31
INDEPENDENCE HOLDING CO
filed 2000-03-27
CIK 701869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

COMMISSION FILE NUMBER 0-10306

INDEPENDENCE HOLDING COMPANY

(Exact name of Registrant as specified in its charter)
DELAWARE	58-1407235
(State of Incorporation)	(I.R.S.Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT	06902
(Address of Principal Executive Offices)	(Zip Code)

(203) 358-8000

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

SHARE PURCHASE WARRANTS

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

7,180,100 shares of common stock were outstanding as of March 15, 2000.

The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of March 15, 2000 was $39,747,623.

The Exhibit Index is located on page 81 of this filing.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for June 22, 2000 are incorporated by reference into Part III of this filing.

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

Standard Life, which has an A (Excellent) rating from A.M. Best & Company, Inc. ("Best"), is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin and licensed to sell insurance products in 46 states, the District of Columbia and the Virgin Islands and is an accredited reinsurer in New York, has a B++ (Very Good) rating from Best. First Standard is domiciled in Delaware and licensed to write and reinsure property and casualty insurance in Delaware and New York. Based on information provided by Best, a Best's rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance. Best ratings are based upon factors relevant to policyholders, agents, and intermediaries, and are not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold securities of IHC.

On December 31, 1996, IHC consummated the distribution of the common stock of its majority-owned sign manufacturing subsidiary, Zimmerman Sign Company ("Zimmerman"), on a pro rata basis to the holders of record of IHC common stock as of December 20, 1996. Since December 1995, the Consolidated Financial Statements of the Company have presented Zimmerman as discontinued operations (see Note 10 of Notes to Consolidated Financial Statements).

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

Standard Life markets its medical stop-loss products through a network of managing general underwriters ("MGUs") who are non-salaried independent contractors that receive administrative fees. During 1999, Standard Life marketed through twelve MGUs. The MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by Standard Life, billing and collecting premiums from the employers, paying commissions to third party administrators ("TPAs") and/or brokers, and adjudicating claims. Standard Life is responsible for selecting MGUs, establishing underwriting guidelines and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. Standard Life also markets this product through its Health Maintenance Organization ("HMO") relationships, as further described below under "Managed Health Care."

Individuals who obtain health coverage through such self- insured plans cannot currently sue their employer in state court for punitive or compensatory damages, but can seek legal recourse in federal court where an employer can be ordered to cover and deliver a wrongfully-denied benefit. In the continuing debate over health care reform, certain federal and state legislation has been proposed which could have the effect of making plan sponsors, administrators, or certain other parties liable for punitive damages in state court. While the Company cannot predict whether any of these proposals will be adopted or what, if any, impact enactment of any of these (or any similar state legislation) would have on its medical stop-loss business, the number of employers offering health benefits or choosing self-insured plans could be reduced, plans could increase the portion paid by employees (thereby reducing participation), the Company's pricing could be affected, and the Company could be faced with greater liability exposures. As with past initiatives which were not enacted, the Company believes that any such initiatives that could ultimately be implemented should continue to recognize employer's self-insurance of health care benefits as a viable and cost-effective method of financing health care for employees and their families.

The medical stop-loss industry has experienced a down cycle for the past several years. Although Standard Life's underwriting losses have been partially offset by administration fees earned by Standard Life as the issuing carrier, such results are not acceptable to the Company. In order to improve its experience, Standard Life has terminated certain MUGs and producers, increased its underwriting and claims audits, tightened its underwriting guidelines and hired an experienced medical manager at IndependenceCare.

New York Short-Term Disability

Standard Life markets a short-term statutory disability benefit product in New York State ("DBL"). All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness. The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten. The DBL business is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Standard Life anticipates continuing to expand its DBL business through the addition of general agents, strategic marketing alliances and the acquisition of blocks of business.

Group Term Disability; Group Term Life and Annuities

Group Long-Term and Short-Term Disability

Madison Life and Standard Life sell group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 50% and 70% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years or extend to age 65. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. Madison Life also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until they are eligible for long-term disability benefits or they are no longer disabled.

Madison Life's disability products are sold primarily in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent ("MGA") that specializes in these target markets. This MGA has also begun marketing Standard Life's LTD product when a carrier with a higher rating is required. This MGA assists in the billing and administration of the business, and is paid commissions based upon the amount of premiums produced. Madison Life has expanded its marketing to non-governmental businesses through non-salaried independent general agents and agents who are paid commissions based upon the amount of premiums produced. Madison Life also sells group LTD through another insurer in markets in which Madison Life is not currently established. Under the agreement, the other insurer issues policies as to which the underwriting, claims processing and related services are performed by Madison Life for a fee; Madison Life has retained 35% of the risk on this business.

The Company intends to increase sales by targeting non- governmental business, maximizing its traditionally strong sales to school districts, municipalities and hospital employer groups, and marketing Standard Life's LTD product through this distribution system.

Group Term Life; Annuities

Madison Life sells group term life products which are marketed primarily to the same customers that purchase its group short-term and LTD products. These products include group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life. In order to enhance its marketing and retention of this line of business, Madison Life also offers a paid-up life benefit for eligible employees of schools and municipalities beginning at age 65, subject to a vesting schedule. Madison Life's group term life products are distributed by the same MGA and independent general agents and agents that distribute its group disability products, with compensation based upon the amount of premiums produced. This MGA has also begun marketing Standard Life's group term life products when a carrier with a higher rating is required. As with its group disability business, the Company intends to expand its sales of these group term life products through this distribution source.

Standard Life distributes group term life insurance products through MGUs (including its medical stop-loss and managed care MGUs), HMOs, general agents, brokers and strategic alliances with other carriers. The independent general agents and agents or brokers who market these products are paid commissions, and the MGUs and HMOs who market these products receive administrative fees.

Standard Life has begun marketing specialized defined benefit and defined contribution service award programs, together with separate group life coverage, to volunteer firefighters in 10 states. These products are distributed through independent general agents who are paid commissions. Standard Life entered this line of business as a result of an acquisition of a block of business in 1999, and, based on its "A" rating and broad licensing, Standard Life intends to increase sales in its core markets and expand into other areas.

Credit Life and Disability

Madison Life sells credit life and disability products that insure a debtor for a value and duration not to exceed the amount and repayment term of the indebtedness. Credit insurance is composed of two basic types of coverage: (i) credit life insurance provides for a lump sum benefit paid to the creditor upon the death of the insured debtor to extinguish or reduce the balance of indebtedness; and (ii) credit disability insurance provides a monthly benefit/indemnity (usually a sum equal to the scheduled monthly loan payment) paid to the creditor in the event of the insured debtor's total disability until the debtor recovers, or is able to return to gainful employment or until the scheduled expiration of the insurance coverage, whichever first occurs.

Generally, Madison Life's credit insurance coverage parameters are: (i) at inception of coverage, insureds must be under age 70 for life and under age 66 for disability; (ii) life coverage until the insured attains the age of 71 and disability coverage until the insured attains the age of 66; (iii) maximum life benefit of $110,000 and maximum aggregate disability benefit of $55,000; (iv) maximum monthly disability indemnity/benefit of $1,000; and (v) maximum term of coverage of 120 months.

Over 90% of Madison's Life's credit insurance premium are derived from financial institutions (banks, thrifts, credit unions and finance companies). Madison Life also markets through entities that arrange for the extension of credit (e.g., automobile, marine and furniture dealerships). Its credit insurance products are marketed and distributed by non-salaried general agents and brokers who receive commissions or service fees as compensation for services rendered.

Madison Life is aggressively expanding its share of the credit insurance market through geographical diversification (with active producers in 25 continental states plus the Virgin Islands and Hawaii), strategic marketing alliances with other insurance companies, and acquisitions of existing general agencies. Madison Life is improving the utilization of its credit insurance resources and reducing unit-operating expenses by performing contract credit insurance third-party administration services for other insurance companies.

Managed Health Care

Provider-Excess

Standard Life markets provider-excess products to providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations (collectively, "MCO's")that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation. Standard Life writes these products through IndependenceCare and another specialized MGU with management and staff experienced in provider-excess insurance. IndependenceCare and this MGU are responsible for marketing, underwriting, billing and collecting premium, medical management and administering and adjudicating claims.

HMO Reinsurance

Standard Life markets, throughout the United States, reinsurance for HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by regulation. A majority of state regulatory authorities responsible for HMO oversight require such coverage. This coverage allows HMOs to manage the risk of excessive exposures by limiting specific losses to a pre-determined amount. Standard Life markets HMO reinsurance through IndependenceCare Underwriting Services LLC, the Company's Minneapolis- based managed care MGU ("IndependenceCare"). IndependenceCare's experienced staff is responsible for marketing, underwriting, billing and collecting premiums, medical management and administering and adjudicating reinsurance claims. Final authority for all financial decisions remains with Standard Life; financial reviews of each HMO are performed on behalf of Standard Life by both IndependenceCare and an independent firm whose primary business is managed care.

HMO Point-of-Service ("POS")

Standard Life has capitalized on the competitive pressures in the HMO market by marketing POS coverage throughout the United States through its HMO relationships. A POS product allows a member greater freedom of choice of providers and/or the ability to access care without a gatekeeper or primary care physician referral; both mature and start-up HMOs are experiencing difficulty in attracting and retaining members unless they are able to offer such options. Most states require that HMOs desiring to offer a POS product do so by partnering with an indemnity carrier (such as Standard Life). While the marketing of the POS product began in 1995 with its behavioral health carve-out product, Standard Life has accelerated its sales efforts through IndependenceCare. With respect to the POS product, Standard Life retains final responsibility for underwriting, issuing policies, billing and collecting of premiums and servicing claims.

HMO Employer Medical Stop-Loss

Standard Life markets its employer medical stop-loss products (and certain other products including group term life) through its HMO distribution network and IndependenceCare. Like Standard Life's other medical stop-loss product, these plans allow self-insured employers to manage the risk of excessive health insurance exposures by limiting aggregate and specific losses to a predetermined amount, as well as utilizing the managed care expertise of the HMOs to manage losses. With respect to the HMO employer medical stop-loss product, Standard Life retains final responsibility for underwriting, issuing policies, billing and collecting of premiums, paying commissions and servicing claims.

Managed Health Care Investments; Strategic Marketing Alliances

Madison Life and Standard Life, through partnership investments, participate on an equity basis in two entities that market provider-excess, HMO reinsurance and HMO employer medical stop-loss products through their proprietary market databases and alliances with various partners. In addition, the Company acquired in 1997 a significant interest in an MGU that markets Standard Life products; the Company believes that this acquisition will enable it to control a substantial portion of Standard Life's distribution network for its core products, as well as other products that this MGU may develop and/or market in the future.

The Company is actively increasing its presence in managed health care through IndependenceCare, Standard Life's HMO reinsurance, POS, HMO employer medical stop-loss, provider-excess and related products, and its managed care investments. In addition, Standard Life has agreed in principle to enter into a strategic alliance with an insurance company (rated A+ by Best) to jointly market an integrated benefit package (including LTD, STD, group life, vision, dental and medical stop-loss) through the MCO distribution networks of Standard Life and IndependenceCare.

Special Disability

Standard Life provides disability income, accident medical, accidental death, and AD&D insurance to athletes, executives and entertainers. The coverage is written for a limited term (5 years or less) and is optionally renewable by Standard Life. The principal benefits offered are permanent total disability ("PTD") and temporary total disability ("TTD"). PTD is paid as a lump sum if caused by either an injury or sickness which is career ending. TTD covers the same risks as PTD, but is paid in installments until the maximum limit of insurance is exhausted or the insured no longer has a total disability. For these special risks, Standard Life has delegated marketing and underwriting authority to a specialized MGU which has concentrated its efforts in these markets for more than 15 years. Currently, Standard Life insures no more than half of the value of the individual's contract, thereby sharing the risk with another party (e.g., a team or a corporate sponsor). In addition, Standard Life has minimized its risk on such business by obtaining reinsurance on a quota share or facultative basis.

Acquired Blocks/Other Business

This category includes: (i) insurance products that are in runoff as a result of the Insurance Group's decision to discontinue writing such products; (ii) blocks of business that were acquired from other insurance companies but which are not of the type currently being written by the Insurance Group (acquired blocks of business of the type currently being written are included within the specified product group); (iii) certain miscellaneous insurance products and (iv) individual life and annuities written through Madison Life's military and civilian government employee division.

Runoff

The following lines of Standard Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Madison Life's runoff in this category consists of existing blocks of individual life (including pre- need (i.e., funeral expense coverage) and interest-sensitive life blocks which were acquired in 1997, 1998 and 1999), individual accident and health products, annual and single premium deferred annuity contracts and individual annuity contracts.

Individual Life and Annuities

Madison Life has formed a new division to market an individual life product (with annuity and accumulation fund riders) to military and civilian government employees, primarily through payroll deduction. This strategic initiative arises from Madison Life's acquisition of a block of $78,000,000 of this business in 1999 - - see Acquisitions. This business will be distributed through independent general agents and brokers who will receive commissions.

___________________________

The following table sets forth gross direct and assumed earned premiums and premiums earned of the Insurance Group by principal product for the years indicated (in thousands):

	GROSS DIRECT AND ASSUMED EARNED PREMIUMS

	1999	1998	1997

Medical Stop-Loss	$109,153	$92,549	$89,565
DBL	19,529	20,912	21,937
Group Term Disability;	31,595	26,292	21,676
Group Term Life and
Annuities
Credit Life and Disability	20,239	22,696	20,115
Managed Health Care	41,848	41,978	26,358
Special Disability	19,764	24,922	15,331
Acquired Blocks/Other	23,666	13,550	15,615
business

TOTAL	$265,794	$242,899	$210,597
PREMIUMS EARNED
	1999	1998	1997

Medical Stop-Loss	$17,204	$19,614	$19,706
DBL	19,529	20,912	21,937
Group Term Disability;
Term Life and Annuities	12,654	9,435	7,618
Credit Life and Disability	17,552	20,288	17,946
Managed Health Care	4,680	1,034	5,255
Special Disability	239	196	71
Acquired Blocks/Other
business	18,535	9,179	9,668

TOTAL	$90,393	$80,658	$82,201

The following table summarizes the aggregate life insurance in-force of the Insurance Group (in thousands):

	1999	1998	1997
LIFE INSURANCE IN- FORCE:
Group	$5,846,322	$5,078,640	$4,322,371
Individual term	584,732	347,253	302,583
Individual permanent	852,496	482,210	446,015

Credit	708,938	832,486	1,081,515
TOTAL LIFE INSURANCE
IN-FORCE (1), (2)	$7,992,488	$6,740,589	$6,152,484

NEW LIFE INSURANCE:
Group	$1,119,979	$942,001	$682,296
Individual term	-	-	11
Individual permanent	38,314	-	1,023
Credit	171,654	302,426	268,682

TOTAL NEW LIFE INSURANCE	$1,329,947	$1,244,427	$952,012

NOTES:

(1) Includes participating participating
Insurance	$142,072	$91,998	$59,897
(2) Includes ceded
Reinsurance of:
Group	$2,929,559	$2,526,261	$2,118,806
Individual	262,510	246,102	283,405
Credit	157,967	51,320	40,794

Total ceded reinsurance	$3,350,036	$2,823,683	$2,443,005

ACQUISITIONS

The Company has assembled a team of senior executives which is responsible for identifying, analyzing, negotiating, acquiring and administering acquisitions of blocks of insurance business. The team members, who have been involved with numerous acquisitions, focus primarily on transactions involving the purchase of blocks of policies, but also evaluate acquisitions of entire companies. The Company's management information systems ("MIS") and policyholder services departments are experienced in converting the acquired policies and assuming the daily servicing requirements related to the acquisition of substantial blocks of policies. We believe that Madison Life's track record of quickly and efficiently converting large numbers of policies (e.g., over 115,000 policies were converted in a two month period at the end of 1999) provides Madison Life with a competitive advantage in many acquisitions. The Company continually upgrades its systems so as to efficiently handle sophisticated policies and contracts.

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

Historical

During 1999, Madison Life acquired seven blocks of business with total reserves of $143,500,000. $135,400,000 of these reserves were acquired from the receivers of four liquidated companies. Madison Life was selected by the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA") to be the assuming company for these blocks in part because of Madison Life's reputation for quickly converting large numbers of policies with minimal disruption to policyholders. One of these blocks, with reserves of $78,000,000, was comprised of individual life and annuity policies. Two of these blocks, totalling $43,800,000 of reserves, were composed of pre- need and burial policies, and the fourth block, with reserves of $13,600,000, encompassed individual life, annuity and disability income policies. Three other blocks, comprised of individual life, annuities and disability income policies, with reserves totalling $8,100,000, were acquired from three insurance companies exiting these lines of business.

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

Madison Life acquired three blocks of business in 1996, with aggregate reserves of $41,000,000, including a block of pre-need individual ordinary life insurance and annuity policies with reserves of $33,000,000 from a large insurer, and a block of interest-sensitive whole life insurance with reserves of $7,500,000 from NOLHGA.

Standard Life acquired a block of annuities and group life sold to volunteer firefighters in 1999. This block, with annuity reserves of $32,700,000 and life reserves of $400,000, was acquired from a mutual company exiting this market. Also in 1999, Standard Life acquired the life insurance policies of a non-profit entity with reserves of $4,000,000. This business is administered through Madison Life's systems, and is partially reinsured to Madison Life.

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

Outlook

To facilitate its acquisition activity, IHC has contributed $35,000,000 to Madison Life since 1993. These contributions served to further enhance the Insurance Group's already superior capital ratios, broad licensing and excellent asset quality. The Company currently has liquidity of $13,883,000. The Company also has $15,000,000 available under its $30,000,000 credit facility (further described in Note 11 of the Notes to Consolidated Financial Statements). The Company anticipates that it can use its current liquidity, its available line of credit and/or raise additional capital in the public or private markets to the extent determined necessary or desirable in order to pursue acquisitions.

The Company is particularly interested in acquiring the following types of policies: traditional and group life, interest-sensitive life, credit life and health, limited benefit health (e.g., cancer or hospital indemnity), medical stop-loss, DBL, certain other disability and certain annuities. As demonstrated by the magnitude of the transactions the Company has successfully completed with NOLHGA, state guaranty funds and associated receivers the Company believes that it will continue to be a leader in the acquisition of blocks of business from insolvent companies. In addition, the Company expects that additional opportunities may develop with non-profit entities that are having difficulty administering their insurance policies in an economically efficient manner, such as the block acquired by Standard Life in 1999.

REINSURANCE AND POLICY RETENTION LIMITS

Although the Company has more than sufficient capital to retain greater risk, it has maintained a conservative risk profile on its insurance products. The Company's conservative risk profile dictates purchasing reinsurance and excess reinsurance. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Retention limits for Standard Life at December 31, 1999 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) $250,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; and (v) $25,000 on its special disability business. Standard Life has purchased excess reinsurance for its medical stop-loss business on the portion of risks which it retains in order to further limit its exposure. Standard Life also maintains stop-loss and catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 1999, retention limits for Madison Life were: (i) $2,500 per month on group long-term and short-term disability insurance; (ii) $60,000 on group term life, substandard ordinary life, group credit single premium life, group family life and individual ordinary life; (iii) $1,000 per month on individual substandard long-term disability insurance; (iv) $1,000 per month on credit single premium disability insurance; and (v) $1,000 monthly benefit on individual accident and health insurance. There is no retention on accidental death benefits provided by rider to group life policies. In addition, Madison Life has purchased additional reinsurance on the portion of risks which it retains, limiting its exposure on a catastrophic (aggregate) loss.

The following reinsurers represent 56.9% of the total ceded premium for the year ended December 31, 1999:

ReliaStar Life Insurance Co., Inc.	14.3%
London Life Reinsurance Co.	11.0%
Continental Assurance Company	7.2%
Sirius International Insurance Co.	6.7%
Phoenix Home Life Mutual Insurance Co.	5.7%
General and Cologne Life Re of America	4.9%
General Reinsurance Corp.	4.2%
Transamerica Occidental Life Insurance Co.	2.9%
56.9%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies and reinsurance pools comprised of companies that are primarily rated A or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 1999 and 1998, the Insurance Group's ceded reinsurance in-force was $3.4 billion and $2.8 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 17 of Notes to Consolidated Financial Statements.

RESERVES AND INVESTMENTS

More than 88% of IHC's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 1999, approximately 98% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the results thereof at the meetings of the Board of Directors.

As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations. Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death. Standard Life and Madison Life are also required by law to periodically have a cash flow adequacy analysis, which projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company. Standard Life, Madison Life and First Standard invest their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective Boards of Directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. The Company utilizes options to modify the duration and average life of the assets. Such investment strategies are further described in Note 1(F)(iv) of the Notes to Consolidated Financial Statements.

Under Wisconsin insurance law, there are restrictions relating to the percentage of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment. With respect to the portion of an insurer's assets equal to its liabilities plus a statutorily-determined security surplus amount, a Wisconsin insurer cannot, for example, invest more than a certain percentage of its assets in non- amortizable evidences of indebtedness, securities of any one person (other than its subsidiary and the United States government), or common stock of any corporation and its affiliates (other than its subsidiary).

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as at December 31, 1999:
INVESTMENTS BY TYPE
	CARRYING	% OF TOTAL INVESTMENTS
	VALUE	INVESTMENTS

Fixed maturities:
Bonds:
United States Government
and authorities	$178,746	40.5%
States, municipalities and
political subdivisions	2,356	0.6%
Public utilities	20,382	4.6%
All other corporate securities	138,162	31.3%

Total fixed income securities	339,646	77.0%

Equity securities:
Common stocks:
Industrial, miscellaneous
and other	9,815	2.2%
Non-redeemable preferred stock	5,798	1.3%

Total equity securities	15,613	3.5%

Securities purchased under
agreements to resell	14,952	3.4%
Partnership interests	43,521	9.9%
Policy loans	16,922	3.8%
Other	930.2%
Short-term investments, net	9,668	2.2%

Total investments	$441,252	100%

At December 31, 1999, 98.1% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 1999, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED
AAA	70.5%
AA	11.1%
A	6.9%
BBB	9.6%
BB or lower	1.9%
100%

The Company's total pre-tax investment results for each of the last three years were as follows:
Consolidated Statement of Operations	1999	1998	1997
Net investment	$29,815,000	$21,782,000	$21,905,000
income
Net realized and
unrealized (losses)
gains	(1,165,000)	2,013,000	539,000

Consolidated Balance Sheet
Net unrealized
(losses) gains	(17,520,000)	1,761,000	4,894,000

Total pretax
investment results	$11,130,000	$25,556,000	$27,338,000

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

EMPLOYEES

At December 31, 1999, the Company had 160 employees.

ITEM 2. PROPERTIES

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

Madison Life

Madison Life leases 16,800 square feet of office space in Middleton, Wisconsin as its corporate headquarters, 3,900 square feet in Birmingham, Alabama for its military and government individual life and annuity division and 1,300 square feet in Austin, Texas for executive office space.

IndependenceCare

IndependenceCare leases 3,000 square feet of office space in Minneapolis, Minnesota as its corporate headquarters.

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

	COMMON STOCK			WARRANTS

	HIGH	LOW	HIGH	LOW

QUARTER ENDED:
December 31, 1999	11 7/8	10 3/4	5/8	3/8
September 30, 1999	12 3/16	11 1/4	3/4	5/8
June 30, 1999	12 5/8	10 3/4	1 1/4	3/4
March 31, 1999	14 1/4	12 7/16	1 1/4	1 1/4

QUARTER ENDED:
December 31, 1998	14	12	1 1/4	1 1/4
September 30, 1998	14 3/4	11 1/2	1 5/8	1 1/4
June 30, 1998	18 1/8	12 7/8	2	1 1/64
March 31, 1998	15 3/4	11 7/8	1 1/64	1/4

The foregoing prices for the Warrants do not necessarily represent actual transactions, but rather the quoted prices between dealers, excluding retail markup, markdown or commission.

At March 15, 2000, the number of record holders of IHC's (i) common stock was 2,644 and (ii) Warrants was 1,225.

IHC declared a cash dividend of $.05 per share on its common stock on each of November 16, 1999 and November 16, 1998.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.
			YEAR ENDED DECEMBER 31,
	1999	1998	1997	1996	1995

		(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME DATA:
Total revenues	$126,714	$110,614	$106,757	$89,344	$71,427
Operating income
excluding net
realized and
unrealized gains	15,725	12,397	11,703[1]	6,630	4,772
Net income from
continuing operations
(excluding net
securities gains and
losses)	11,240	9,529	9,738[1]	6,498	5,263
Net income applicable to
common shares from
continuing operations	10,404	11,057	11,187	6,710	6,172

BALANCE SHEET DATA:
Total investments	441,252	326,156	309,013	249,008	185,867
Total assets	665,300	500,312	454,738	336,401	286,207
Insurance liabilities	496,207	328,491	278,092	202,278	158,233
Long-term debt	15,000	-	-	-	12,111
Common stockholders'
equity	103,551	109,527	91,005	76,856	71,607

PER SHARE DATA:
Cash dividends declared
per common share	.05	.05	.05	.05	.04
Diluted income per
common share from
continuing operations
(excluding net
securities gains and
(losses)	1.53	1.26	1.30[1]	.87	.69
Basic income per common
share from continuing
operations	1.43	1.49	1.51	.90	.81
Diluted income per
common share from
continuing operations	1.42	1.47	1.49	.90	.81
Book value per
common share	14.42	14.87	12.25	10.34	9.63

1 Also excludes the $1,046,000 gain from the sale of real estate in 1997.

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and First Standard Security Insurance Company ("First Standard") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining income, principally income from parent company liquidity and expense items associated with parent company activities (including the Company's remaining real estate holdings) are included in Corporate (see Item 1 for a discussion of the business).

Additional information pertaining to the Company's business segments is provided in Note 18 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

The Company's operating income increased $.2 million to $14.6 million for the year ended December 31, 1999 from $14.4 million for the same period in 1998. Net income was $10.4 million, or $1.42 per share, diluted, for the year ended December 31, 1999 compared to $11.1 million, or $1.47 per share, diluted, for the year ended December 31, 1998. The Company had net realized and unrealized losses of $1.2 million in 1999 and gains of $2.0 million in 1998. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains from year to year. Excluding net realized and unrealized gains, the Company had operating income of $15.7 million in 1999 as compared to $12.4 million in 1998, an increase of $3.3 million, which approximately consists of: an increase in acquisitions at Madison Life of $2.1 million, a decrease due to all other lines of business of $.6 million, and an increase in yields on investable assets of $1.8 million. Income tax expense increased $.8 million to $4.2 million in 1999 from $3.4 million in 1998 reflecting a higher effective income tax rate in 1999, principally due to the loss of tax benefits associated with the utilization of net operating loss carryforwards which are no longer available and the phase out of the small life insurance company deductions (see Capital Resources).

Insurance Group

The Insurance Group's operating income increased $.9 million to $15.9 million in 1999 from $15.0 million in 1998. Operating income includes net realized and unrealized losses of $1.2 million in 1999 compared to gains of $2.1 million in 1998. Operating income (excluding net realized and unrealized gains) was $17.0 million in 1999 compared to $12.9 million in 1998, an increase of 32%.

Premiums earned increased $9.7 million to $90.4 million in 1999 from $80.7 million in 1998; premiums earned increased $9.5 million at Madison Life and $.2 million at Standard Life. The increase at Madison Life is comprised of: a $2.6 million increase in long-term disability premiums due to an increase in retention on this line of business and an increase in premiums written in 1999; a $9.4 million increase in ordinary life and individual accident and health premiums primarily due to the acquisition of several blocks of business effective June 30, 1999 and May 1, 1999 (See Outlook - Assumption Reinsurance Transactions); and a $.8 million increase in group term life premiums due to an increase in retention; such increases were offset by: a $2.7 million decrease in the credit line of business primarily due to the runoff of acquisitions from 1997; a $.3 million decrease in family group term life and a $.3 million decrease in all other lines of business. The increase at Standard Life is comprised of: an increase of $.8 million in group life due to the acquisition of the volunteer firefighters block of business effective April 1, 1999; an increase of $2.6 million in HMO reinsurance due to an increase in retention in 1999; an increase of $.5 million in POS also due to higher retention; an increase of $.4 million in the provider excess line of business due to increased production; and a $.3 million increase in group term life due to increased production; such increases were offset by: a $1.4 million decrease in its DBL line due to terminations in 1998 resulting in a lower premium base in 1999; a $.8 million decrease in an accident and health reinsurance facility assumed due to the runoff of this line; and a $2.2 million decrease in stop-loss health premiums due to an overall reduction in retention in 1999.

Total net investment income increased $7.6 million primarily due to the increase in assets at Madison Life related to acquisitions, higher returns on certain limited partnership investments in 1999 ($3.0 million) and an increase in interest income earned from assumption reinsurance transactions ($3.4 million). The annualized return on investments of the Insurance Group in 1999 was 7.1% compared to 6.4% in 1998.

Other income increased $1.7 million. Madison Life had an increase of $1.4 million due to fee income earned by the managing general underwriter ("MGU") in which Madison Life acquired a controlling interest effective December 31, 1997; such fee income was offset by expenses described below in general and administrative expenses. Other income at Standard Life increased $.3 million due to an increase in fees earned from higher gross stop loss premiums.

Insurance benefits, claims and reserves increased $10.1 million reflecting an increase of $8.5 million at Madison Life and an increase of $1.6 million at Standard Life. Madison Life's increase resulted from: a $6.8 million increase in ordinary life and individual accident and health reserves and claims due to acquisitions of new blocks of business ($6.4 million) and other existing ordinary life and individual accident and health business ($.4 million); a $.7 million increase in group term life claims due to the increase in retention and the increase in premiums written; an increase of $3.2 million in interest credited to universal life and annuity policies due to the acquisitions effective June 30, 1999; and an increase of $2.1 million in LTD claims due to the increase in retention and the increase in premiums written; such increases were partially offset by: a $.5 million decrease in surrenders on ordinary life policies; a $3.3 million decrease in the credit line of business due to the runoff of acquisitions and a reduction in the overall credit life loss ratio; and a $.5 million decrease in dental claims due to the runoff of this line. The change at Standard Life is comprised of: a $.4 million increase in provider excess reserves due to increased volume; increases of $1.4 million and $.6 million in group annuity and group life reserves, respectively, due to the acquisition of the volunteer firefighters block of business effective April 1, 1999; and a $1.6 million increase in reserves in HMO reinsurance due to the increase in retention in this line; such increases were offset by: a $1.0 million decrease in reserves on the accident and health reinsurance facility due to the runoff of this line; and a $1.4 million decrease in DBL claims and reserves due to decreased volume. Although loss ratios have significantly worsened in 1999 in the stop-loss line of business, benefits, claims and reserves on this line have remained constant due to Standard Life's decrease in retention resulting in a reduction in net stop-loss premiums as mentioned above.

Amortization of deferred policy acquisition costs and general and administrative expenses for the Insurance Group increased $4.8 million. Madison Life's expenses increased $3.8 million. Standard Life's expenses increased $.6 million and IndependenceCare's expenses increased $.4 million due to start-up costs. The increase at Madison Life is primarily due to $.9 million in general expenses from the MGU in which Madison Life acquired a controlling interest effective December 31, 1997 and an increase in net commission expense of $2.3 million due to acquisitions; a $.1 million increase in general expenses; and an increase of $.5 million in premium taxes due to the increase in premiums. The increase at Standard Life is primarily due to: a $.2 million increase in net commission expense; and a $.7 million increase in general expenses due to an increase in salary and consulting expense as a result of expansion into new products. Such decreases were partially offset by: a $.3 million reduction in premium taxes due to lower rates and a reduction in premiums.

Corporate

Operating income for the year ended December 31, 1999 decreased $.7 million to a loss of $1.3 million as compared to a loss of $.6 million for the year ended December 31, 1998. Operating income includes realized and unrealized losses of $.1 million in 1998. Excluding realized and unrealized losses, Corporate had a loss of $1.3 million in 1999 and $.5 million in 1998. Investment income increased $.4 million from 1998 due to higher returns on certain limited partnership investments in 1999. Other income decreased $.3 million as a result of fee income earned from the termination of the guarantee of certain subordinated indebtedness of Zimmerman in 1998 for which no similar amount was recorded in 1999. Selling, general and administrative expenses increased $.8 million due to an increase in compensation expense from the termination of options in 1999 and an increase in consulting expenses in 1999. Interest expense increased $.1 million due to the Company's draw down on its revolving line of credit in December 1999.

1998 COMPARED TO 1997

The Company's operating income increased $1.1 million to $14.4 million for the year ended December 31, 1998 from $13.3 million for the same period in 1997. Net income was $11.1 million, or $1.47 per share, diluted, for the year ended December 31, 1998 compared to $11.2 million, or $1.49 per share, diluted, for the year ended December 31, 1997. The Company had net realized and unrealized gains of $2.0 million in 1998 and $.5 million in 1997. Additionally, the 1997 results includes a gain of $1.0 million or $.14 per share, diluted, from the sale of real estate carried by IHC at nominal value (there was no tax attributable to such gain). Excluding net realized and unrealized gains and the real estate gain, the Company had operating income of $12.4 million in 1998 as compared to $11.8 million for 1997, an increase of $.6 million, which approximately consists of: an increase in acquisitions at Madison Life of $.9 million and an increase due to all other lines of business of $1.9 million, offset by a decrease in yields on investable assets of $2.2 million. Income tax expense increased $1.3 million to $3.4 million in 1998 from $2.1 million in 1997 reflecting a higher effective income tax rate in 1998, principally due to reduced benefits associated with the utilization of the Company's remaining tax loss carryforwards (see Capital Resources).

Insurance Group

The Insurance Group's operating income increased $2.2 million to $15.0 million in 1998 from $12.8 million in 1997. Operating income includes net realized and unrealized gains of $2.1 million in 1998 compared to $.5 million in 1997. Operating income (excluding net realized and unrealized gains) was $12.9 million in 1998 compared to $12.3 million in 1997, an increase of 5.5%.

Premiums earned decreased $1.5 million to $80.7 million in 1998 from $82.2 million in 1997; premiums earned increased $4.5 million at Madison Life and decreased $6.0 million at Standard Life. The increase at Madison Life is comprised of: a $2.3 million increase in the credit lines of business primarily due to the acquisition of two single premium blocks of business effective April 1 and October 1, 1997, the full impact of which is reflected in the 1998 results; a $.7 million increase in long-term disability premiums due to higher sales volume; a $1.6 million increase in the ordinary life and individual accident and health lines of business due to acquisitions effective December 31, 1997 and June 1, 1998; a $.3 million increase in group term life; and a $.2 million increase in other group life and accident and health premiums; the foregoing is offset by a $.6 million decrease in dental premiums due to the runoff of this line of business. The change at Standard Life is comprised of: a $1.0 million decrease in its DBL line due to a higher lapse rate in 1998; a $2.8 million decrease in HMO premiums due to a reinsurance adjustment on an assumed block of business; a $1.9 million decrease in POS premiums due to the loss of one large policy contract in 1998; and a $.9 million decrease in its closed blocks of life, annuity and individual group accident and health lines of business that are in runoff; offset by a $.6 million increase in group life as a result of increased production in this line of business.

Total net investment income increased $.3 million primarily due to the increase in assets at Madison Life related to acquisitions, offset by lower returns on certain hedged equity and distressed situation investments in 1998. The annualized return on investments of the Insurance Group in 1998 was 6.4% compared to 7.6% in 1997.

Other income increased $4.8 million. Madison Life had an increase of $2.8 million due to fee income earned by the MGU acquired on December 31, 1997; such fee income was offset by expenses described below in general and administrative expenses. Other income at Standard Life increased $2.0 million due to an increase in coinsurance reserves of $2.1 million from the surrender by a large group of policyholders in a coinsurance treaty in the second quarter of 1997, for which there was no similar surrender in 1998, and an increase of $.8 million in POS fee income; the foregoing was offset by a $.9 million decrease in fee income from the third party administrator (² TPA² ) in which Standard Life sold its interest in December 1997. Equity income from insurance related partnerships decreased $.2 million.

Insurance benefits, claims and reserves increased $1.1 million reflecting an increase of $5.1 million at Madison Life and a decrease of $4.0 million at Standard Life. Madison Life's increase results from: a $1.9 million increase in the credit lines of business due to the 1997 acquisitions described above; a $2.8 million expected increase in surrenders on its new blocks of business; a $.4 million increase in ordinary life and individual accident and health claims and reserves due to acquisitions; and a $.4 million increase in group term life claims; the foregoing was offset by a $.4 million decrease in dental claims due to a decrease in premiums from this line of business. The change at Standard Life is comprised of: a $2.7 million decrease in HMO reserves due to a reinsurance adjustment on an assumed block of business; a $4.0 million decrease in additional DBL claims and reserves due to improved experience ($3.4 million) and lower premiums ($.6 million); a $1.0 million decrease in POS claims and reserves due to a retroactive adjustment and the loss of one large policy contract in 1998; a $.6 million decrease in reserves on the runoff pool of accident and health business. The foregoing were offset by: a $1.9 million increase in reserves in the closed blocks of life, annuity and individual and group accident and health lines of business; a $2.0 million increase in stop-loss reserves due to higher claims experience; a $.1 million increase in dividends to policyholders; and a $.3 million increase in group life claims and reserves.

Amortization of deferred policy acquisition costs and general and administrative expenses for the Insurance Group increased $1.7 million. Madison Life's expenses increased $4.5 million and Standard Life's expenses decreased $2.8 million. The increase at Madison Life is primarily due to an increase in other general expenses of $3.4 million related to the MGU acquired on December 31, 1997; an increase in commissions of $.6 million related to the acquisition of new blocks of business in 1997 and 1998; a $.2 million increase in premium taxes; and $.3 million increase in other expenses related to the increase in business. The decrease at Standard Life is primarily due to a reduction in net commission expense of $1.7 million attributable to the increase in expense allowances received from reinsurers on its HMO and special disability lines of business as a result of the increase in gross premiums and a $1.1 million decrease in general expenses from the TPA.

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

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments. Such cash flow is used partially to finance liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations which are calculated using certain assumed interest rates.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 80.2% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at December 31, 1999. Also at such date, approximately 98% of the Company's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 1999, approximately 2.0% of the carrying value of fixed maturities was invested in diversified non- investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the Company's total investments were in real estate and mortgage loans. The Company has no non- performing fixed maturities.

Risk Management

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities, and may utilize options to modify the duration and average life of such assets; see Note 1(F)(iv) of Notes to Consolidated Financial Statements.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 1999:

	Estimated	Estimated Change in
Change in Interest Rates	Fair Value	Fair Value
	(in millions)

300 basis point rise	$290.1	$(49.5)
200 basis point rise	305.2	(34.4)
100 basis point rise	323.8	(15.8)
Base scenario	339.6	-
100 basis point decline	355.3	15.7
200 basis point decline	303.8	35.8
300 basis point decline	287.6	52.0

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

In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

The decrease in short-term investments is offset by a decrease in due to brokers attributable to the settlement of a securities trade that was placed at the end of December 1998. Long-term debt increased $15.0 million as the Company borrowed against its line of credit in connection with the assumption reinsurance transactions in December 1999. Fixed maturities, deferred acquisition costs, due and unpaid premiums, notes receivable, future policy liabilities and funds on deposit experienced significant increases due to nine acquisitions made by Madison Life and Standard Life during 1999. Madison Life acquired: a block of individual life and annuity policies effective June 30, 1999 with reserves of $78.0 million; two blocks of pre-need and burial policies also effective June 30, 1999 with reserves of $43.8 million; a block of individual life, annuity and disability income policies effective November 30, 1999 with reserves of $13.6 million; and the remaining three blocks were also for individual life, annuity and disability income policies and had reserves of $8.1 million (see Note 2 of notes to Consolidated Financial Statements). Standard Life acquired a block of annuities and group life products sold to volunteer firefighters effective April 30, 1999 with reserves of $33.1 million and a block of individual life policies effective January 1, 1999 with reserves of $4.0 million.

The Company had net receivables from reinsurers of $105.7 million at December 31, 1999. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at December 31, 1999.

Corporate

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, fixed maturities, equity securities and partnership interests) amounted to $13.9 million at December 31, 1999. During 1999, IHC repurchased 232,500 shares of common stock for $2.7 million under a repurchase program initiated in 1991.

CAPITAL RESOURCES

Due to its superior capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity, including the remaining $15.0 million availability under its credit facility. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in unrealized losses of $13.7 million, net of deferred benefits of $1.6 million and net of deferred policy acquisition costs of $2.3 million in total stockholders' equity, reflecting unrealized losses of $11.0 million at December 31, 1999 versus unrealized gains of $2.6 million at December 31, 1998. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

The results of 1999 reflect a higher effective tax rate than in 1998 due to the loss of tax benefits associated with the utilization of net operating loss carryforwards which are no longer available and the phase out of the small life insurance company deduction. As previously reported, the Company expects that its future results will continue to reflect higher effective tax rates.

OUTLOOK

December 1999 Assumption Reinsurance Transactions

Madison Life closed four assumption reinsurance transactions on December 9, 1999, three of which were effective June 30, 1999 and the fourth of which was effective November 30, 1999. The transactions were structured such that Madison Life received cash and notes equal to the statutory policy reserve liabilities, less policy loans and less ceding commissions credited for the purchase. The notes represent obligations of the Mississippi Guaranty Association ($26.3 million) and of the South Carolina Guaranty Association ($2.0 million), bear interest at 7.25% per annum, and are due on December 9, 2000. In January 2000, the Mississippi Guaranty Association prepaid $9.4 million of such notes. The policy loans represent cash loans, with an average interest rate of 7.0%, made to policyholders on the security of the cash values of their policies, and on the pledge of such policyholders to repay the loan by direct payment of cash or by net retention of proceeds at death or surrender. The Company borrowed $15.0 million under its revolving line of credit and contributed that amount to Madison Life in connection with these transactions.

The insurance liabilities assumed at the settlement represent the undertaking by Madison Life of the present value of future commitments of the policies outstanding at the respective effective dates as determined by generally prescribed actuarial standards. As of the effective dates, approximately $65.3 million of life policy reserves were assumed, most of which were underwritten, and all of which were reserved for, on mortality tables developed by The Society of Actuaries, and range from 2.5% to 5.5%. As of the effective dates, approximately $70.0 million of annuity reserves were assumed, which represent the contract (fund balance) value, with interest crediting rates of 3.5% to 7%.

All of the policies assumed, taken as a whole, represent long-term obligations of Madison Life. The cash received at closing has been, and the proceeds from the notes maturing in 2000 will be, invested in long-term assets so as to approximately match the maturities of the liabilities. Based upon Madison's Life's actuarial model, these blocks are expected to perform similarly to other blocks of Madison Life's acquired life and annuity policies with similar characteristics. Reserve assumptions used in these transactions are consistent with assumptions used in prior transactions (see Note 2 of Notes to Consolidated Financial Statements).

Business

The Company anticipates increasing its premium volume through: (i) acquisitions; (ii) greater geographical diversity; (iii) expansion of its network of MGUs, MGAs, HMOs, general agents and agents; and (iv) investments in affiliated marketing subsidiaries; and strategic marketing alliances. The Company is particularly interested in acquiring the following types of policies: traditional and group life, interest sensitive life, credit life and health, limited benefit health (e.g., cancer or hospital indemnity), medical stop-loss, DBL blocks, and certain other disability. In anticipation of increased acquisition opportunities, the Company has significantly improved its administration systems which has enabled it to more efficiently convert and manage acquired blocks. It is anticipated that future acquisitions will be funded internally from existing capital and surplus and parent company liquidity, including the remaining $15.0 million availability under its credit facility (see Note 11 of Notes to Consolidated Financial Statements) or through additional capital raised in the public or private markets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules on page 38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (§ 229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

(a) (1) and (2) See Index to Consolidated Financial Statements

and Schedules on page 38.

(b) (3) EXHIBITS See Index to Exhibits on page 81.

No reports were filed on Form 8-K during 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2000.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By/s/ Roy T.K. Thung

Roy T.K. Thung

Director, President,

and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 22nd day of March, 2000.

/s/ Larry R. Graber

Larry R. Graber

Director

/s/ Harold E. Johnson

Harold E. Johnson

Director

/s/ Allan C. Kirkman

Allan C. Kirkman

Director

/s/ Steven B. Lapin

Steven B. Lapin

Director and Vice Chairman

/s/ Edward Netter

Edward Netter

Director and Chairman

/s/ Edward J. Scheider

Edward J. Scheider

Director

/s/ Roy T.K. Thung

Roy T.K. Thung

Director, President,

and Chief Executive Officer

(Principal Executive Officer)

/s/ Teresa A. Herbert

Teresa A. Herbert

Vice President

and Chief Financial Officer

(Principal Financial and Accounting Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
PAGES

INDEPENDENT AUDITORS' REPORT	39

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 1999
and 1998	40

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997	41

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 1999, 1998 and 1997	42

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997	43 - 44

Notes to Consolidated Financial Statements	45 - 73

SCHEDULES:*

Summary of investments - other than investments in
affiliates at December 31, 1999 (Schedule I)	74

Condensed financial information of parent company
(Schedule III)	75 - 79

Supplementary insurance information (Schedule V)	80

EXHIBIT INDEX	81 - 82

*All other schedules have been omitted as they are not applicable or not required, or the information is given in the consolidated financial statements, notes thereto in other schedules.

INDEPENDENT AUDITORS' REPORT

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York

March 6, 2000

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,	1999	1998
ASSETS:
Cash and cash equivalents	$6,689,000	$7,889,000
Investments:
Short-term investments	9,668,000	25,250,000
Securities purchased under agreements
to resell (Note 3)	14,952,000	11,681,000
Fixed maturities (Note 4)	339,646,000	220,030,000
Equity securities (Note 4)	15,613,000	17,004,000
Other investments (Note 8)	61,373,000	52,191,000
Total investments	441,252,000	326,156,000
Due from brokers	416,000	259,000
Deferred acquisition costs (Note 1)	32,537,000	14,247,000
Due and unpaid premiums	14,645,000	10,313,000
Due from reinsurers	121,713,000	128,425,000
Notes and other receivables	37,548,000	3,844,000
Other assets (Note 1)	10,500,000	9,179,000

TOTAL ASSETS	$665,300,000	$500,312,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits (Note 1)	$282,467,000	$217,920,000
Unearned premiums	15,728,000	21,029,000
Funds on deposit	185,936,000	80,792,000
Policy claims (Note 9)	7,062,000	5,380,000
Other policyholders' funds	5,014,000	3,370,000
Financial instruments sold, but not
yet purchased (Note 4)	-	458,000
Due to brokers	9,593,000	18,933,000
Due to reinsurers	16,012,000	14,320,000
Accounts payable, accruals and other
liabilities	20,424,000	21,235,000
Income taxes (Note 15)	4,513,000	7,348,000
Long-term Debt (Note 11)	15,000,000	-

TOTAL LIABILITIES	561,749,000	390,785,000

STOCKHOLDERS' EQUITY: (Notes 12, 13 and 14)
Preferred stock (none issued)	-	-
Common stock, 7,180,100 and 7,367,000
shares issued and outstanding,
respectively, net of 2,481,519 and
2,249,019 shares in treasury,
respectively	7,180,000	7,367,000
Paid-in-capital	81,026,000	83,191,000
Accumulated other comprehensive (loss)
income:
Unrealized (loss) gains on investments,
net	(11,028,000)	2,643,000
Retained earnings	26,373,000	16,326,000

TOTAL STOCKHOLDERS' EQUITY	103,551,000	109,527,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$665,300,000	$500,312,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,	1999	1998	1997
REVENUES
Premiums earned (Note 17)	$90,393,000	$80,658,000	$82,201,000
Net investment income (Note 6)	29,815,000	21,782,000	21,905,000
Net realized and unrealized
(losses) gains (Note 7)	(1,165,000)	2,013,000	539,000
Other income	7,671,000	6,161,000	2,112,000

	126,714,000	110,614,000	106,757,000

EXPENSES:
Insurance benefits, claims and
reserves	69,773,000	59,631,000	58,561,000
Amortization of deferred
acquisition costs (Note 1)	6,561,000	5,306,000	3,581,000
Interest expense on long- term
debt (Note 11)	122,000	-	-
Selling, general and
administrative expenses	35,698,000	31,267,000	31,327,000

	112,154,000	96,204,000	93,469,000

Operating income before income
taxes	14,560,000	14,410,000	13,288,000
Income tax expense (Note 15)	4,156,000	3,353,000	2,101,000

NET INCOME	$10,404,000	$11,057,000	$11,187,000

Basic Income per common share	$1.43	$1.49	$1.51

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	7,254,000	7,415,000	7,431,000

Diluted Income per common share	$1.42	$1.47	$1.49

WEIGHTED AVERAGE DILUTIVE
SHARES OUTSTANDING	7,325,000	7,538,000	7,509,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
				ACCUMULATED	RETAINED
				OTHER	EARNINGS	TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	(LOSS) INCOME	(DEFICIT)	EQUITY

BALANCE AT DECEMBER 31, 1996	7,431,769	$7,432,000	$76,068,000	$(1,466,000)	$(5,178,000)	$76,856,000
COMPREHENSIVE INCOME:
Net income					11,187,000	11,187,000
Net change in unrealized gains				3,358,000		3,358,000
TOTAL COMPREHENSIVE INCOME						14,545,000
Purchase of common stock
and warrants	(1,600)	(2,000)	(22,000)			(24,000)
Common stock dividend					(372,000)	(372,000)

BALANCE AT DECEMBER 31, 1997	7,430,169	7,430,000	76,046,000	1,892,000	5,637,000	91,005,000
COMPREHENSIVE INCOME:
Net income					11,057,000	11,057,000
Net change in unrealized gains				751,000		751,000
TOTAL COMPREHENSIVE INCOME						11,808,000
Purchase of common stock
and warrants	(68,669)	(69,000)	(809,000)			(878,000)
Exercise of common stock
options	5,500	6,000	49,000			55,000
Credit for liability of
business transferred			7,905,000			7,905,000
Common stock dividend					(368,000)	(368,000)

BALANCE AT DECEMBER 31, 1998	7,367,000	7,367,000	83,191,000	2,643,000	16,326,000	109,527,000
COMPREHENSIVE INCOME:
Net income					10,404,000	10,404,000
Net change in unrealized losses				(13,671,000)		(13,671,000)
TOTAL COMPREHENSIVE LOSS						(3,267,000)
Purchase of common stock
and warrants	(232,500)	(233,000)	(2,501,000)			(2,734,000)
Exercise of common stock
options	45,600	46,000	262,000			308,000
Tax benefit on option exercise			74,000			74,000
Common stock dividend					(357,000)	(357,000)
BALANCE AT DECEMBER 31, 1999	7,180,100	$7,180,000	$81,026,000	$(11,028,000)	$26,373,000	$103,551,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEAR ENDED DECEMBER 31, 1999 1998 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,404,000	$11,057,000	$11,187,000
Adjustments to reconcile net
income to net cash provided
by operating activities:
Amortization of deferred
acquisition costs	6,561,000	5,306,000	3,581,000
Realized (gains) losses on
sales of investment
securities	1,119,000	(2,111,000)	(730,000)
Unrealized losses on
trading securities	46,000	98,000	191,000
Equity (income) loss	(423,000)	(158,000)	(371,000)
Depreciation and amortization	599,000	542,000	440,000
Deferred tax (benefits)
expense	414,000	(512,000)	206,000
Income taxes credited
to paid in capital	74,000	-	-
Other	(1,164,000)	(274,000)	(867,000)
Change in assets and
liabilities:
Net sales (purchases) of
trading securities	493,000	483,000	(1,692,000)
Increase in insurance
liabilities	50,016,000	23,884,000	42,403,000
Additions to deferred
acquisition costs	(22,575,000)	(4,682,000)	(5,971,000)
Change in net amounts due
from and to reinsurers	8,404,000	(25,051,000)	(44,528,000)
Change in income tax
liability	(1,675,000)	667,000	1,107,000
Change in due and unpaid
premiums	(4,332,000)	(3,865,000)	(1,326,000)
Other	(2,118,000)	(5,237,000)	3,913,000
Net cash provided by
operating activities	45,843,000	147,000	7,543,000

(CONTINUED)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEAR ENDED DECEMBER 31, 1999 1998 1997

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from
and to brokers	(9,497,000)	(24,635,000)	23,569,000
Net purchases of short-term
investments	(67,294,000)	(78,418,000)	(64,793,000)
Sales and maturities of
short-term investments	83,015,000	73,251,000	56,881,000
Net sales (purchases) of
resale and repurchase
agreements	(3,271,000)	13,788,000	11,073,000
Sales of equity securities	55,456,000	53,390,000	31,299,000
Purchases of equity securities	(54,344,000)	(56,246,000)	(37,524,000)
Sales and maturities of fixed
maturities	445,395,000	174,459,000	190,372,000
Purchases of fixed maturities	(583,486,000)	(188,907,000)	(222,672,000)
Proceeds on sales of other
investments	4,846,000	11,105,000	3,970,000
Additional investments in
other investments, net of
distributions	(13,686,000)	(12,677,000)	(20,327,000)
Cash received on coinsurance/
assumption reinsurance
transactions	121,728,000	28,127,000	37,600,000
Acquisition of company	-	(2,188,000)	-
Change in notes receivable	(26,474,000)	(997,000)	960,000
Other	(7,608,000)	(47,000)	(698,000)

Net cash used by
investing activities	(55,220,000)	(9,995,000)	9,710,000

CASH FLOWS FROM FINANCING
ACTIVITIES:
Repurchase of common stock
and warrants	(2,734,000)	(878,000)	(24,000)
Exercise of common stock
options	308,000	55,000	-
Payments of investment-type
insurance contracts	(4,029,000)	(4,096,000)	(4,190,000)
Increase in long-term debt	15,000,000	-	-
Dividends paid	(368,000)	(372,000)	(372,000)

Net cash provided (used)
by financing activities	8,177,000	(5,291,000)	(4,586,000)

(Decrease) increase in cash
and cash equivalents	(1,200,000)	(15,139,000)	12,667,000
Cash and cash equivalents,
beginning of year	7,889,000	23,028,000	10,361,000
Cash and cash equivalents,
end of year	$6,689,000	$7,889,000	$23,028,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 57% of IHC's outstanding common stock at December 31, 1999.

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

(D) CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents are carried at cost which approximates fair value and include principally interest-bearing deposits at brokers, money market instruments and U.S. Treasury securities with original maturities of less than 91-days. Investments with original maturities of 91- days to 1 year are considered short-term investments and are carried at cost which approximates fair value.

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

(F) INVESTMENTS IN SECURITIES

(i) Investments in fixed income securities, notes and redeemable preferred stock, equity securities, and derivatives (options and options on future contracts) are valued as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in fixed income and equity securities are carried as follows:

(a) Fixed income securities which are being held to maturity ("held to maturity") are carried at amortized cost.

(b) Securities which are held for trading purposes are carried at estimated fair value ("fair value"). Unrealized gains or losses are credited or charged, as appropriate, to the Consolidated Statements of Operations.

(c) Securities which may or may not be held to maturity ("available-for-sale") are carried at fair value. Unrealized gains or losses, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, directly to other comprehensive income. Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.

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

(iv) The Company enters into derivative financial instruments, such as put and call option contracts on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment and equity index options to offset fluctuations in the equity markets. The derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, net of deferred income taxes, credited or charged, as appropriate, directly to other comprehensive income for investments carried as available-for- sale or to the Consolidated Statement of Operations for investments carried as trading. All realized gains and losses are reflected currently in the Consolidated Statement of Operations.

(v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

(G) PARTNERSHIP INTERESTS

Partnership interests primarily consist of investments in partnerships that have relatively "market neutral" arbitrage strategies, and all securities held by these partnerships are carried at fair value. All partnership investments are carried on the equity method, which approximates the Company's equity in their underlying net book value.

(H) MORTGAGE LOANS AND POLICY LOANS

Mortgage loans and policy loans are stated at their aggregate unpaid balances.

(I) DEFERRED ACQUISITION COSTS

The costs of acquiring new insurance business, principally commissions and certain variable underwriting, agency and policy issuance expenses, have been deferred and are being amortized, with interest, over the premium paying period of the related insurance policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using assumptions as to mortality (morbidity on health insurance) and withdrawals consistent with those used in calculating future insurance policy benefits. Credit life and credit accident and health deferred insurance acquisition costs are amortized proportionally over the period during which the premium is earned. Deferred acquisition costs are periodically reviewed to determine recoverability from future income, including investment income, and, if not recoverable, are charged to expense. Deferred acquisition costs

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(I) DEFERRED ACQUISITION COSTS (CONTINUED)

have been (decreased) increased by ($1,688,000) and $588,000 in 1999 and 1998, respectively, representing the portion of unrealized (losses) gains in stockholders' equity that have been allocated to deferred acquisition costs on interest sensitive products rather than as a component of other comprehensive income.

(J) PROPERTY AND EQUIPMENT

Property and equipment included in other assets are stated at cost of $1,951,000 and $1,894,000 which is net of accumulated depreciation and amortization of $2,568,000 and $2,069,000 in 1999 and 1998, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(K) FUTURE INSURANCE POLICY BENEFITS

Liabilities for future insurance policy benefits, including future dividends on participating policies, have been computed primarily using the net level premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Life reserve interest rates are generally graded and range from 2% to 9% per annum. Withdrawals are based on experience.

Future insurance policy benefits consist of the following at December 31, 1999 and 1998:
	1999	1998
		(IN THOUSANDS)

Life	$158,300	$80,862
Accident and health	124,167	137,058
	$282,467	$217,920

(L) FUNDS ON DEPOSIT

Funds received for certain long-duration contracts (principally, annuities and universal life policies) are credited directly to a policyholder liability account-funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at an annual rate of 2.5% to 13.9% in 1999 and 1998.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(M) INSURANCE PREMIUM REVENUE RECOGNITION

Premiums from short-duration contracts ordinarily will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. Premiums from long-duration contracts are recognized as revenue when due from policyholders.

(N) PARTICIPATING POLICIES

Participating policies represent 12.1%, 15.8%, and 12.9% of the individual life insurance in-force and 1.2%, 1.4%, and 0.8% of the net premiums earned, as of and for the years ended December 31, 1999, 1998 and 1997, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. With respect to Standard Life, New York State Insurance Department requirements limit the amount of profit on participating policies which can inure to stockholders to 10% of such profits or $.50 per year per

$1,000 of such insurance in-force, whichever is greater. A significant portion of the participating business is comprised of non-dividend paying policies. With regard to the remaining policies, dividends are either paid or earned on participating policies based on guaranteed contract dividend amounts, by a flat percentage of premiums, or by the same dollar amount paid in prior years as long as the policy is premium paying. Because of the methods described above, no allocation method of earnings is required. At December 31, 1999, none of the insurance companies' stockholders' equity was restricted because of participating policyholders' surplus.

(O) DEFERRED INCOME TAXES

The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to temporary differences related to amounts included in the Consolidated Statement of Operations and the Consolidated Statement of Changes in Stockholders' Equity arising from differences between amounts reported in the Consolidated Financial Statements and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(P) INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation for 1999, 1998 and 1997, respectively, are 71,000, 123,000 and 78,000 incremental shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 1,886,293 shares of common stock at $16.37 per share were not included in the computation of diluted earnings per share because the warrants' strike price was greater than the average market price of the common shares during 1999, 1998 and 1997.

(Q) REINSURANCE

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due to reinsurers or due from reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(R) STOCK BASED COMPENSATION

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

(S) NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the Effective Date of SFAS Statement No. 133," and are now effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of SFAS No. 133, but does not expect it to have a material impact on the Company.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 2. ASSUMPTION REINSURANCE TRANSACTIONS

On December 9, 1999, Madison Life closed four assumption reinsurance transactions to assume approximately 115,000 life and annuity policies from companies that were in liquidation. A summary of the assets acquired and liabilities assumed as of the effective dates is as follows:

(IN THOUSANDS)

Cash	$82,127
Notes receivable	28,311
Deferred acquisition costs	17,061
Due and unpaid premiums	585
Other assets	3,391
Policy loans	4,045
Total assets	$135,520

Future Policy liabilities - Life	$65,326
Funds on deposit	69,984
Other policyholders funds	210
Total liabilities	$135,520

The notes receivable represent obligations of the Mississippi Guaranty Association ($26,295,000) and South Carolina Guaranty Association ($2,016,000), bear interest of 7.25% per annum and mature on December 9, 2000. The policy loans bear an average interest rate of 7.0%.

NOTE 3. RESALE AGREEMENTS

Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 1999, the Company had $14,952,000 in resale agreements outstanding, all of which settled on January 3, 2000 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements and values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

NOTE 4. INVESTMENT SECURITIES

The cost, (amortized cost with respect to certain fixed maturities) gross unrealized gains, gross unrealized losses and fair value of investments in securities are as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 4. INVESTMENT SECURITIES (CONTINUED)
		DECEMBER 31, 1999
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
		(IN THOUSANDS)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$78,503	$6	$(3,385)	$75,124
Collateralized mortgage
obligations ("CMO's")
and asset backed
securities	85,450	278	(2,308)	83,420
U.S. Government and
agencies obligations	100,129	67	(4,239)	95,957
Agency mortgage backed
security pass throughs	85,033	8	(2,252)	82,789
Obligations of states
and political
subdivisions	2,542	26	(212)	2,356
Total fixed maturities	$351,657	$385	$(12,396)	$339,646

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$9,834	$534	$(840)	$9,528
Preferred stock	6,289	83	(574)	5,798
	16,123	617	(1,414)	15,326
TRADING:
Common stock	495	1	(209)	287
Total equity securities	$16,618	$618	$(1,623)	$15,613

FINANCIAL INSTRUMENTS SOLD,
BUT NOT YET PURCHASED
TRADING:
Common stock	$(4)	$4	$-	$-

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 4. INVESTMENT SECURITIES (CONTINUED)
		DECEMBER 31, 1998
			GROSS GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
		(IN THOUSANDS)

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$42,472	$1,026	$(291)	$43,207
U.S. Government and
agencies obligations	55,133	1,533	(201)	56,465
Agency mortgage backed a
security pass throughs	116,171	2,040	(147)	118,064
Obligations of states
and political
subdivisions	2,346	69	(121)	2,294
Total fixed maturities	$216,122	$4,668	$(760)	$220,030

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$10,513	$956	$(171)	$11,298
Preferred stock	4,339	76	(71)	4,344
	14,852	1,032	(242)	15,642

TRADING:
Common stock	1,448	295	(381)	1,362
Total equity securities	$16,300	$1,327	$(623)	$17,004

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET
PURCHASED
TRADING:
Common stock	$(386)	$-	$(72)	$(458)

The amortized cost and fair value of fixed maturities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluding extraordinary paydowns, the average life of mortgage backed securities is materially less than the original stated maturity.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 4. INVESTMENT SECURITIES (CONTINUED)
	AMORTIZED	FAIR	% OF
	COST	VALUE	FAIR VALUE
		(IN THOUSANDS)
Due after one year through
five years	$40,470	$39,701	11.7%
Due after five years through
ten years	103,319	99,848	29.4%
Due after ten years	37,380	33,887	10.0%
	181,169	173,436	51.1%
Mortgage Backed Securities
15 year	106,554	103,899	30.6%
20 year	9,563	9,112	2.6%
30 year	54,371	53,199	15.7%
	$351,657	$339,646	100.0%

The average fair value of trading options and futures contract sold, but not yet purchased was $51,000 and $64,000 for 1999 and 1998, respectively.

Gross gains of $7,733,000 and gross losses of $8,696,000 were realized on sales of available-for-sale securities for the year ended December 31, 1999.

Gross gains of $5,589,000 and gross losses of $3,191,000 were realized on sales of available-for-sale securities for the year ended December 31, 1998.

At December 31, 1999 the Company had no investments in derivative financial instruments.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 5. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

(CONTINUED)

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

  LONG-TERM DEBT

The fair value of long- term debt is determined to equal carrying value as all debt outstanding carries interest rates which are based on approximate current interest rates.

The estimated fair values of financial instruments are as follows:
	DECEMBER 31, 1999		DECEMBER 31, 1998
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
		(IN THOUSANDS)

FINANCIAL ASSETS:
Fixed maturities	$339,646	$339,646	$220,030	$220,030
Equity securities	15,613	15,613	17,004	17,004
Mortgage loans	26	18	245	263
Policy loans	16,922	16,454	12,390	13,373

FINANCIAL LIABILITIES:
Funds on deposit	137,633	138,718	80,792	82,702
Financial instruments
sold but not yet
purchased	-	-	458	458
Long-term debt	15,000	15,000	-	-

NOTE 6. NET INVESTMENT INCOME

Major categories of net investment income for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 6. NET INVESTMENT INCOME (CONTINUED)
	1999	1998	1997
		(IN THOUSANDS)

Fixed maturities	$16,394	$14,563	$12,471
Equity securities	914	850	406
Short-term investments	2,304	1,050	1,444
Other	21	1,161	500
Interest income earned from
assumption reinsurance
agreements	4,498	1,072	1,210
Investment income from
partnerships	6,297	3,086	5,831
Equity income from
partnerships	423	158	371
Interest Expense	(819)	-	-
Investment expenses	(217)	(158)	(328)
	$29,815	$21,782	$21,905

Interest income earned from assumption reinsurance agreements represents the interest earned on the assets transferred from the effective date until the closing date.

NOTE 7. NET REALIZED AND UNREALIZED GAINS (LOSSES)

Net realized and unrealized gains (losses) on investments for the years ended December 31, 1999, 1998 and 1997 are as follows:
	1999	1998	1997
		(IN THOUSANDS)

Fixed maturities	$(3,308)	$1,488	$(209)
Equity securities	2,935	974	1,544
Financial instruments sold,
but not yet purchased	(340)	(319)	113
Options - available for sale	(404)	(43)	(328)
Futures contracts	-	-	(126)
Other	(3)	11	(264)
Net realized (losses) gains	(1,120)	2,111	730
Net unrealized losses	(45)	(98)	(191)

	$(1,165)	$2,013	$539

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 8. OTHER INVESTMENTS

Other investments consist of the following at December 31, 1999 and 1998:

	1999	1998
		(IN THOUSANDS)

Partnership interests	$43,521	$37,310
Policy loans	16,922	12,390
Mortgage loans	26	245
Other	904	2,246
	$61,373	$52,191

Included in partnership interests are the following significant investments:

A) Dolphin Limited Partnership

The Company had invested $21,227,000 and $18,160,000 at December 31, 1999 and 1998, respectively, in Dolphin Limited Partnership A ("DLP-A"), a limited partnership which invests in relatively "market neutral" strategies, such as merger arbitrage, convertible arbitrage and distressed situations (DLP-A is the successor to Dolphin Limited Partnership).

Relatively "market neutral" strategies include "merger arbitrage" and "convertible arbitrage," and means strategies which are less affected by general movements in the equity and fixed income markets than traditional investments. "Merger arbitrage" is an investment strategy designed to profit from the successful completion of proposed mergers, takeovers, tender offers, leveraged buy-outs, recapitalizations and spin-offs. "Convertible arbitrage" is a strategy principally designed to capitalize on discrepancies in the pricing of convertible securities and their underlying common stock or stock equivalent. "Equity arbitrage" means a portfolio of equity securities hedged by utilizing various other securities (all of which are traded on national exchanges), which reduce market risk and/or industry risk. To a lesser extent, DLP-A also invests in "distressed situations" which principally means entities which are in bankruptcy proceedings or are otherwise financially distressed. While these strategies are considered relatively "market neutral," there are also risks associated with the underlying transactions.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 8. OTHER INVESTMENTS (CONTINUED)

The condensed balance sheets of DLP-A at December 31, 1999 and 1998 are as follows:

	1999	1998
		(IN THOUSANDS)

Investments at fair value	$60,329	$43,172
Due from brokers	28,508	25,569
Other assets	169	150
Total assets	$89,006	$68,891
Financial instruments sold, but not
yet purchased	$25,869	$21,109
Other liabilities	1,137	96
Total liabilities	27,006	21,205
Partners' capital:
IHC	21,227	18,160
Other partners	40,773	29,526
Partners' capital	62,000	47,686
Total liabilities and
partners' capital	$89,006	$68,891

The condensed statements of operations for DLP-A for the years ended December 31, 1999, 1998 and 1997 are as follows:
	1999	1998	1997
		(IN THOUSANDS)

Net realized and unrealized
gains	$9,922	$6,101	$10,459
Net investment income	2,548	1,825	1,592
Total revenues	12,470	7,926	12,051
Operating expenses	2,324	1,629	1,387
Net income	$10,146	$6,297	$10,664

IHC's share of net income	$3,067	$2,102	$4,016

B) Incopoint Limited Partnership

The Company had invested $13,408,000 and $10,965,000 at December 31, 1999 and 1998, respectively, in Incopoint Limited Partnership ("Incopoint"), a limited partnership which principally invests in relatively "market neutral" strategies and other investment partnerships.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 8. OTHER INVESTMENTS (CONTINUED)

The condensed balance sheets of Incopoint at December 31, 1999 and 1998 are as follows:
	1999	1998
		(IN THOUSANDS)

Cash and investments at fair value	$19,360	$27,430
Investments in partnerships at equity	15,104	-
Other assets	26	133
Total assets	$34,490	$27,563

Financial instruments sold, but not
yet purchased	$8,594	$4,943
Other liabilities	227	745
Total liabilities	8,821	5,688
Partners' capital:
IHC	13,408	10,965
Other partners	12,261	10,910
Partners' capital	25,669	21,875
Total liabilities and
partners' capital	$34,490	$27,563

The condensed statements of operations for Incopoint for the years ended December 31, 1999, 1998 and 1997 are as follows:

	1999	1998	1997
		(IN THOUSANDS)

Net realized and unrealized
gains	$734	$4,554	$3,002
Net investment income (expense)	4,492	(1,010)	(98)
Total revenues	5,226	3,544	2,904
Expenses	25	25	135
Net income	$5,201	$3,519	$2,769

IHC's share of net income	$2,576	$1,666	$1,290

NOTE 9. INSURANCE POLICY CLAIMS

The liability for unpaid claims and claim adjustment expenses represents amounts needed to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

The change in the liability for unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for December 31, 1999, 1998 and 1997 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 9. INSURANCE POLICY CLAIMS (CONTINUED)
	1999	1998	1997
		(IN THOUSANDS)

Balance at beginning of year	$2,683	$2,814	$2,178
Less: reinsurance recoverables	186	274	512
Net balance at beginning
of year	2,497	2,540	1,666
Amount incurred:
Current year	32,454	36,840	35,426
Prior years	7,729	6,679	6,550
Total	40,183	43,519	41,976
Amount paid, related to:
Current year	24,805	27,570	29,973
Prior years	15,614	15,992	11,130
Total	40,419	43,562	41,103
Net balance end of year	2,261	2,497	2,539
Plus: reinsurance recoverables	193	186	275
Balance at end of year	2,454	2,683	2,814
Unpaid life claims	4,608	2,697	3,465
	$7,062	$5,380	$6,279

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

NOTE 10. LIABILITY OF BUSINESS TRANSFERRED

On December 31, 1996, IHC consummated the distribution of the common stock of Zimmerman Sign Company ("Zimmerman") on a pro rata basis to holders of record of IHC's common stock as of December 26, 1996.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 10. LIABILITY OF BUSINESS TRANSFERRED (CONTINUED)

In connection with the distribution of Zimmerman, a subsidiary of the Company guaranteed $10,000,000 of subordinated debt of Zimmerman (the "Guarantee"). Accordingly, the credit to stockholders' equity of $7,905,000 or $1.06 per share that would have been recorded upon consummation of the distribution of Zimmerman was deferred until such time as the subordinated debt was repaid or the Guarantee was eliminated. On September 30, 1998 the Guarantee was terminated; accordingly, the deferred credit of $7,905,000, or $1.06 per share, was credited to stockholders' equity as of September 30, 1998.

NOTE 11. LONG-TERM DEBT

A subsidiary of IHC entered into a $30,000,000 line of credit on June 14, 1999. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions, (iii) is secured by the stock of Madison Life and its immediate parent company and contribution notes of Madison Life aggregating $25,000,000 and (iv) expires on June 14, 2001. At December 31, 1999, there was $15,000,000 outstanding under the line of credit at an interest rate of 7.58%.

Cash payments for interest were $30,000 for the year ended December 31, 1999.

The aggregate maturities of long-term debt at December 31, 1999 are as follows:

(IN THOUSANDS)

2001	$2,813
2002	3,750
2003	3,750
2004	3,750
2005	937
TOTAL	$15,000

NOTE 12. PREFERRED STOCK

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 13. COMMON STOCK

(A) IHC has reserved 2,615,385 shares of common stock for issuance under its stock option plan and outstanding warrants at December 31, 1999.

(B) In 1991, IHC initiated a program of repurchasing shares of its common stock and warrants. During 1999, IHC repurchased 232,500 common shares at a cost of $2,716,000. From January 1, 1991 through December 31, 1999, 2,433,491 common shares, or 26.7% of the amount outstanding on January 1, 1991, have been repurchased at a cost of $14,550,000. All of such repurchased shares have either been retired, reissued, or become treasury shares. Since the inception of IHC's repurchase plan through December 31, 1999, 462,681 warrants have been repurchased at a cost of $155,000. All of such repurchased warrants have been retired.

(C) IHC has 15,000,000 authorized shares of common stock, par value $1.00 per share.

NOTE 14. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS

(A) STOCK-BASED COMPENSATION

On May 25, 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan (the "Plan") under which 800,000 shares of common stock were reserved for options and other common stock awards to be granted under the Plan. On March 25, 1998, the Company's Board of Directors approved certain amendments to the Plan, including eliminating the prohibition on granting options after May 25, 1998. Under the terms of the Plan, exercise prices are equal to the quoted market value of the shares at the date of grant. Further, the options will expire in a range of five to ten years from the date of grant; with regard to employees, options will vest ratably over a three-year period beginning on the first anniversary of the date of grant, and with regard to directors, options will vest six months from the date of grant. At December 31, 1999, options to purchase 290,091 shares were available for future grants under the Plan.

During 1999, the Company granted 22,500 Stock Appreciation Rights with a base price of $12.66. At the date of grant, the base price equaled the quoted market value of the shares. 50% of the rights vest on the fourth anniversary of the date of grant, with the remaining 50% vesting one year later. The rights will expire five years from the date of grant. At December 31, 1999, these rights had a remaining weighted average contract life of 4.4 years, and no rights were exercisable.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS

(CONTINUED)

The following table summarizes information with respect to stock options granted under the Plan for the years ended December 31, 1999, 1998 and 1997:
		1999		1998		1997

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding
beginning
of year	378,500	$6.90	385,250	$6.73	338,250	$6.52
Granted	195,000	$11.77	10,500	$14.94	62,000	$7.77
Exercised	(45,600)	$6.75	(5,500)	$10.07	-	$-
Forfeited	(88,900)	$6.96	(11,750)	$7.33	(15,000)	$6.10
Outstanding,
end of year	439,000	$9.07	378,500	$6.90	385,250	$6.73
Exercisable
at year end	226,500		312,833		216,167

The following table is a summary of stock options outstanding at December 31, 1999:

			Options Outstanding			Options Exercisable

				Remaining
				Weighted	Weighted		Weighted
Range of				Average	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price
				(In Years)
$1.91	-	$3.28	4,500	1.8	$2.36	4,500	$2.36
$5.16	-	$5.97	115,750	5.2	$5.95	115,750	$5.95
$7.09	-	$10.25	121,250	6.6	$7.69	101,250	$7.69
$11.19	-	$12.31	190,000	4.8	$11.77	1,500	$12.31
$13.81	-	$15.13	7,500	2.9	$14.86	3,500	$14.56
$1.91	-	$15.13	439,000	5.3	$9.07	226,500	$6.83

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________

NOTE 14. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS

(CONTINUED)

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Since stock-based compensation awards under the Plan are issued at fair market value on date of the grant, no compensation cost has been recognized in the Consolidated Statement of Operations.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25 whereby the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized over the vesting period of the options. The compensation cost for stock appreciation rights are recognized over the service period of the award. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share, basic, for the years ended December 31, 1999, 1998 and 1997 would have been as follows:
	1999		1998		1997
	In	Per	In	Per	In	Per
	Thousands	Share	Thousands	Share	Thousands	Share

Net income,
as reported	$10,404	$1.42	$11,057	$1.47	$11,187	$1.49
SFAS No. 123
pro forma
adjustments	(85)	(.01)	(217)	(.03)	(321)	(.04)

Net income,
pro forma	$10,319	$1.41	$10,840	$1.44	$10,866	$1.45

A tax benefit of $44,000 was provided for the year ended December 31, 1999 on the calculation of SFAS No. 123. For the years ended December 31, 1998 and 1997, no tax benefit was provided because a valuation allowance would have been provided for this temporary difference.

The pro forma adjustments relate to stock appreciation rights granted during 1999 for which compensation cost was recognized as the increase, if any, of the Company's stock price over the base price specified in the award, and options granted during 1999, 1998 and 1997 for which a fair value on the date of the grant was determined using the Black-Scholes model of theoretical options pricing, and were based on the following assumptions: (i) expected volatility is based on the three year period, calculated weekly, preceding the date of grant; (ii) the risk-free rate of return is based on the 10-year U.S. Treasury Note yield to maturity as at the date of grant; (iii) dividend yield assumes that the current dividend rate paid on the Common

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________

NOTE 14. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS

(CONTINUED)

Stock continues, unchanged until the expiration date of the options; (iv) an expected life that coincides with the term of the option; and (v) a three-year phased-in vesting period that averages two years.

The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.29, $2.17 and $2.95 per share, respectively. Valuation and related assumption information are presented below:
	Weighted averages for
	options issued during
	1999	1998	1997

Valuation assumptions:
Expected life, in years	5.0	4.0	10.0
Expected volatility	15.0%	16.9%	12.0%
Risk free interest rate	5.9%	5.6%	6.4%
Expected annual
dividends per share	$.05	$.05	$.05

(B) SHARE PURCHASE WARRANTS

At December 31, 1999, 1,235,294 share purchase warrants were outstanding. The warrants are exercisable through June 30, 2001 for a maximum of 1,886,293 shares of common stock at $25.00 for 1.527 shares of common stock (which equates to an exercise price of $16.37 per share).

NOTE 15. INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 15. INCOME TAXES (CONTINUED)
	1999	1998	1997
	(IN THOUSANDS)

CURRENT:
U.S. Federal	$4,219	$3,448	$1,834
State and Local	351	417	61
	4,570	3,865	1,895
DEFERRED:
U.S. Federal	(371)	(542)	106
State and Local	(43)	30	100
	(414)	(512)	206
Income tax expense	$4,156	$3,353	$2,101

The Federal statutory rate of 34% in 1999, 1998 and 1997 is reconciled to the Company's effective income tax rate as follows:

	1999	1998	1997
		(IN THOUSANDS)
Tax computed at the
statutory rate	$4,950	$4,900	$4,518

Dividends received
deduction and tax
exempt interest	(160)	(217)	(163)
Special life insurance
statutory deductions	(71)	(493)	(369)
State income taxes, net
of Federal effect	203	295	107
Tax loss carryforwards
recognized for financial
reporting purposes	-	(982)	(1,109)
Valuation allowance	(1,236)	(508)	(860)
Other, net	470	358	(23)
Income tax expense	$4,156	$3,353	$2,101

The income tax benefit for the year ended December 31, 1999 allocated to stockholders' equity for unrealized losses on investment securities was $1,574,000, representing the change in the deferred tax asset of $108,000 at December 31, 1999 from the deferred tax liability of $1,466,000 at December 31, 1998.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities included in income taxes on the Consolidated Balance Sheets at December 31, 1999 and 1998 relate to the following:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________

NOTE 15. INCOME TAXES (CONTINUED)

	1999	1998
	THOUSANDS) (IN THOUSANDS)	(IN THOUSANDS)

DEFERRED TAX ASSETS:

Unrealized losses on
investment securities	$3,866	$218
Deferred insurance policy
acquisition costs	10,973	3,485
Future insurance policy
benefits	1,075	1,055
Other	4,575	3,698
Total gross deferred
tax assets	20,489	8,456
Less valuation allowance	(4,455)	(1,758)

Net deferred tax assets	16,034	6,698

DEFERRED TAX LIABILITIES:
Other investments	(1,441)	(1,161)
Unrealized gains on
investment securities	(20)	(1,540)
Deferred insurance policy
acquisition costs	(10,275)	(4,402)
Future insurance policy
benefits	(5,198)	(2,646)
Other	(882)	(896)
Total gross deferred
tax liabilities	(17,816)	(10,645)
Net deferred tax liability	$(1,782)	$(3,947)

The $2,697,000 net increase in the valuation allowance for the year ended December 31, 1999 is attributable to a $3,933,000 increase that was allocated to stockholders' equity for unrealized losses on investment securities net of a $1,236,000 decrease that was allocated to operations.

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

Net cash payments for income taxes were $5,179,000, $3,405,000 and $866,000 in 1999, 1998 and 1997, respectively.

NOTE 16. COMMITMENTS AND CONCENTRATION OF CREDIT RISK

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 1999, 1998 and 1997 for operating leases was $881,000, $804,000 and $707,000, respectively.

The approximate minimum annual rental expense for operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 1999 are as follows (in thousands):

2000	$758
2001	709
2002	526
2003	259
2004 and thereafter	200
Total	$2,452

At December 31, 1999, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies.

Fixed maturities with a carrying value of $5,362,000 and $5,684,000 were on deposit with various state insurance departments at December 31, 1999 and 1998, respectively.

The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

NOTE 17. REINSURANCE

Standard Life and Madison Life reinsure portions of certain business in order to limit the assumption of disproportionate risks. Standard Life and Madison Life retain varying amounts of individual life or group life insurance up to a maximum on any one life of $210,000 and $60,000, respectively. Amounts not retained are ceded to other companies on an automatic or facultative basis. Standard Life and Madison Life are contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 17. REINSURANCE (CONTINUED)

obligations. In addition, Standard Life and Madison Life participate in various coinsurance treaties. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

The Company had total net receivables of $27,449,000 at December 31, 1999 from one reinsurer which is rated A+ by A.M. Best. This company is the only reinsurer with receivables that individually is in excess of 10% of the equity of the Company. The Company believes that this receivable is fully collectible.

The effect of reinsurance on life insurance in- force, benefits to policyholders and premiums earned is as follows:
		ASSUMED		CEDED
	DIRECT	FROM OTHER		TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES		COMPANIES	AMOUNT	TO NET
			(IN THOUSANDS)
LIFE INSURANCE IN-FORCE: :

DECEMBER 31, 1999	$7,514,665	$477,823		$3,350,036	$4,642,452	10.3%
DECEMBER 31, 1998	6,155,863	584,726	2,823,683		3,916,906	14.9%
DECEMBER 31, 1997	5,365,058	787,426	2,443,005		3,709,479	21.2%

BENEFITS TO POLICYHOLDERS: :

DECEMBER 31, 1999	$154,170	$31,822		$126,735	$59,257	54.5%
DECEMBER 31, 1998	134,484	32,104	106,092		60,496	53.1%
DECEMBER 31, 1997	117,477	14,635	75,962		56,150	26.1%

PREMIUMS EARNED: :

DECEMBER 31, 1999
Life and
annuity	$32,730	$7,087		$9,846	$29,971	29.3%
Health	201,277	22,292		163,147	60,422	36.9%
	$234,007	$29,379		$172,993	$90,393	34.3%

DECEMBER 31, 1998
Life and
annuity	$22,929	$5,347		$8,332	$19,944	26.8%
Health	180,593	34,041		153,920	60,714	56.1%
	$203,522	$39,388	$1	162,252	$80,658	48.8%

DECEMBER 31, 1997
Life and
annuity	$18,684	$4,792		$7,065	$16,411	29.2%
Health	160,699	26,422		121,331	65,790	40.2%
	$179,383	$31,214		$128,396	$82,201	38.0%

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 18. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests, the Company's remaining real estate holdings and certain other investments. Information by business segment for the years ended December 31, 1999, 1998 and 1997 is as follows:
	1999	1998	1997
		(IN THOUSANDS)

REVENUES:
Medical Stop-Loss	$26,630	$26,879	$23,871
DBL	20,155	21,439	22,201
Group Term Disability and
Term Life	13,623	10,212	8,239
Credit Life and Disability	19,662	22,198	20,295
Managed Health Care	4,961	2,058	5,440
Special Disability	325	235	78
Acquired Blocks
/Other Business	39,750	22,864	22,495
Corporate	2,773	2,716	3,599
Net Realized and Unrealized
(Losses) Gains	(1,165)	2,013	539
	$126,714	$110,614	$106,757

OPERATING INCOME FROM CONTINUING OPERATIONS:

Medical Stop-Loss	$(935)	$106	$2,188
DBL	5,072	4,200	1,269
Group Term Disability and
Term Life	584	1,041	779
Credit Life and Disability	3,182	1,458	2,434
Managed Health Care	597	989	931
Special Disability	541	742	344
Acquired Blocks
/Other Business	8,030	4,218	4,255
Corporate	(1,346)	(357)	549
	15,725	12,397	12,749
Net Realized and Unrealized
(Losses) Gains	(1,165)	2,013	539
	$14,560	$14,410	$13,288

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 18. SEGMENT REPORTING (CONTINUED)

	1999	1998
	(IN THOUSANDS)

IDENTIFIABLE ASSETS AT YEAR-END:

Medical Stop-Loss	$15,671	$18,628
DBL	15,604	17,016
Group Term Disability and
Term Life	15,219	12,561
Credit Life and Disability	23,469	39,485
Managed Health Care	9,354	9,638
Special Disability	2,161	1,239
Acquired Blocks
/Other Business	568,184	381,896
Corporate	15,638	19,849
	$665,300	$500,312

NOTE 19. DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES

Dividends from Madison Life are subject to the prior notification to the Wisconsin Insurance Commissioner if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year. In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year or 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. No dividends were paid by Madison Life in 1999 or 1998. The payment of dividends by Standard Life to its parent, Madison Life, requires prior approval of the New York Superintendent of Insurance and is limited by net income and capital and surplus. Dividends from First Standard to its parent, a subsidiary of Standard Life, are subject to the prior notification to the Delaware Insurance Commissioner. If such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 and (ii) net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, such dividends may be paid so long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof. First Standard declared and paid dividends of $2,336,000 and $2,450,000 in 1999 and 1998,

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 19. DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES

(CONTINUED)

respectively. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared dividends of $357,000, $368,000 and $372,000 in 1999, 1998 and 1997, respectively.

Combined net income of the Insurance Group, as determined in accordance with statutory accounting practices, was $10,769,000, $381,000 and $5,706,000 for 1999, 1998 and 1997, respectively. Statutory capital and surplus for the Insurance Group was $54,689,000 and $59,699,000 at December 31, 1999 and 1998, respectively. Effective January 1, 2001, the National Association of Insurance Commissioners ("NAIC") approved the codification of statutory accounting practices. The Company is currently assessing the impact of the codification on its statutory financial statements.

NOTE 20. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Reclassifications related to comprehensive income for the years ended December 31, 1999, 1998 and 1997 are as follows:
	Before	Tax Expense	Net of
	Tax	(Benefit)	Tax
	(in thousands)

1999

Unrealized holding losses,
arising during the year	$(18,686)	$(1,903)	$(16,783)
Less:
Losses included in net income	(1,165)	(329)	(836)
Deferred acquisitions costs	(2,276)	-	(2,276)
Unrealized gains on securities,
net	$(15,245)	$(1,574)	$(13,671)

1998

Unrealized holding gains,
arising during the year	$3,774	$907	$2,867
Less:
Gains included in net income	2,013	485	1,528
Deferred acquisition costs	588	-	588
Unrealized gains on securities,
net	$1,173	$422	$751

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________ _

NOTE 20. COMPREHENSIVE INCOME (CONTINUED)
	Before	Tax Expense	Net of
	Tax	(Benefit)	Tax
	(in thousands)

1997

Unrealized holding gains,
arising during the year	$5,433	$1,672	$3,761
Less:
Gains included in net income	539	136	403
Unrealized gains on securities,
net	$4,894	$1,536	$3,358

NOTE 21. QUARTERLY DATA (UNAUDITED)

The quarterly results of operations for the years ended December 31, 1999 and 1998 are summarized below:
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

1999

Total Revenues	$28,494	$27,327	$31,809	$39,084

Net income	$2,443	$2,712	$2,520	$2,729

Net Income Per Common
Share - Basic	$.33	$.37	$.35	$.38

Net Income Per Common
Share - Diluted	$.33	$.37	$.35	$.38

1998

Total Revenues	$28,278	$28,227	$26,108	$28,001

Net income	$2,491	$2,947	$2,688	$2,931

Net Income Per Common
Share - Basic	$.34	$.40	$.36	$.40

Net Income Per Common
Share - Diluted	$.33	$.39	$.36	$.39

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

DECEMBER 31, 1999
COLUMN A	COLUMN B	COLUMN C	COLUMN D
			AMOUNT
			SHOWN ON
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
United States
Government and
authorities	$185,162,000	$178,746,000	$178,746,000
States,
municipalities
and political
subdivisions	2,542,000	2,356,000	2,356,000
Public utilities	21,725,000	20,382,000	20,382,000
All other
corporate
securities	142,228,000	138,162,000	138,162,000

TOTAL FIXED
MATURITIES	351,657,000	339,646,000	339,646,000

EQUITY SECURITIES:
COMMON STOCKS:
Industrial,
miscellaneous
other	10,329,000	9,815,000	9,815,000
NON-REDEEMABLE
PREFERRED STOCK	6,289,000	5,798,000	5,798,000

TOTAL EQUITY
SECURITIES	16,618,000	15,613,000	15,613,000

Securities purchased
under agreements to
resell	14,952,000	14,952,000	14,952,000
Partnership interests	43,521,000	43,521,000	43,521,000
Policy loans	16,922,000	16,922,000	16,922,000
Other	930,000	930,000	930,000
Short-term investments	9,668,000	9,668,000	9,668,000

TOTAL INVESTMENTS	$454,268,000	$441,252,000	$441,252,000

SCHEDULE III

INDEPENDENCE HOLDING COMPANY

BALANCE SHEETS

(PARENT COMPANY ONLY)
		DECEMBER 31,
	1999	1998
ASSETS:
Cash and cash equivalents	$579,000	$1,262,000
Securities purchased under
agreements to resell		1,420,000
to resell	-
Equity securities	192,000	1,304,000
Other investments	7,944,000	10,310,000
Investments in consolidated
subsidiaries	74,302,000	76,347,000
Amounts due from consolidated
subsidiaries	29,672,000	29,127,000
Other assets	475,000	23,000

TOTAL ASSETS	$113,164,000	$119,793,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and other
liabilities	$4,773,000	$4,507,000
Income taxes payable	2,534,000	2,949,000
Amounts due to consolidated
subsidiaries	1,949,000	2,442,000
Dividends payable	357,000	368,000

TOTAL LIABILITIES	9,613,000	10,266,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,180,100 and shares___________
7,367,000 shares,issued and
outstanding, respectively, net of
2,481,519 and 2,249,019 shares
in treasury, respectively	7,180,000	7,367,000
Paid-in-capital	81,026,000	83,191,000
Accumulated other comprehensive
(loss) income:
Unrealized (losses) gains on
investments, net	(11,028,000)	2,643,000
Retained earnings	26,373,000	16,326,000

TOTAL STOCKHOLDERS' EQUITY	103,551,000	109,527,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$113,164,000	$119,793,000

See Notes to Parent Company Only Financial Statements.

(CONTINUED)

SCHEDULE III

(CONTINUED)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

		YEAR ENDED DECEMBER 31,
	1999	1998	1997

REVENUES:
Net investment
income	$3,869,000	$4,245,000	$2,347,000
Realized losses	(105,000)	-	-
Other income	854,000	782,000	683,000

	4,618,000	5,027,000	3,030,000

EXPENSES:
General and adminis-
trative expenses	2,801,000	890,000	2,786,000

Income before income
tax expense (benefit)	1,817,000	4,137,000	244,000
Income tax expense
(benefit)	143,000	176,000	(1,771,000)

Income before
equity in net income
of subsidiaries	1,674,000	3,961,000	2,015,000
Equity in net income
of subsidiaries	8,730,000	7,096,000	9,172,000

Net income	$10,404,000	$11,057,000	$11,187,000

See Notes to Parent Company Only Financial Statements.

(CONTINUED)

SCHEDULE III

(CONTINUED)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)
		YEAR ENDED DECEMBER 31,
	1999	1998	1997
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$10,404,000	$11,057,000	$11,187,000
Adjustments to reconcile
net income to net cash
activities:
Equity in net income
of subsidiaries	(8,730,000)	(7,096,000)	(9,172,000)
Realized losses on
sales of investment
securities	105,000	-	-
Change in other assets
and liabilities	(3,392,000)	(31,572,000)	(3,444,000)
Net cash used by
operating activities	(1,613,000)	(27,611,000)	(1,429,000)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Decrease in investment
in and advances to
consolidated
subsidiaries	(2,403,000)	5,039,000	4,710,000
Purchases of equity
securities	(200,000)	(433,000)	(829,000)
Sale of equity
securities	1,153,000	-	-
Additional investments
in other investments,
net of distributions	5,174,000	24,679,000	(1,724,000)
Net cash provided by
investing activities	3,724,000	29,285,000	2,157,000

CASH FLOWS FROM
FINANCING ACTIVITIES:
Repurchase of common
stock and warrants	(2,734,000)	(878,000)	(24,000)
Exercise of common
stock options	308,000	55,000	-
Dividends paid	(368,000)	(372,000)	(372,000)
Net cash used by
financing activities	(2,794,000)	(1,195,000)	(396,000)

SCHEDULE III

(CONTINUED)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)
		YEAR ENDED DECEMBER 31,
	1999	1998	1997

(Decrease) Increase in
cash and cash
equivalents	(683,000)	479,000	332,000
Cash and cash
equivalents, beginning
of year	1,262,000	783,000	451,000
Cash and cash
equivalents, end of
year	$579,000	$1,262,000	$783,000

See Notes to Parent Company Only Financial Statements.

INDEPENDENCE HOLDING COMPANY

NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS

NOTES:

(A) Cash payments for taxes were $4,273,000, $3,007,000 and $861,000 in 1999, 1998 and 1997, respectively.

(B) The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE V

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(IN THOUSANDS)
		FUTURE
		POLICY			NET		AMORTIZ-
		LIABILITIES			INVESTMENT		ATION OF
		CLAIMS			INCOME AND		DEFERRED
	DEFERRED	& OTHER			GAINS,		INSURANCE	OTHER
	INSURANCE	POLICY			AND OTHER	BENEFITS	ACQUIS-	OPERATING
	ACQUISITION	HOLDERS'	UNEARNED	PREMIUMS	INCOME	AND	ITION	EXPENSES	PREMIUMS
	COSTS	FUNDS	PREMIUMS	EARNED	(1)	CLAIMS	COSTS	(2)	WRITTEN

DECEMBER 31, 1999:
Life and
annuity	$29,195	$346,960	$7,360	$29,971	$21,459	$28,608	$4,336	$11,632	$32,872
Health	3,342	133,519	8,368	60,422	12,944	41,165	2,225	20,273	58,151
	$32,537	$480,479	$15,728	$90,393	$33,403	$69,773	$6,561	$31,905	$91,023

DECEMBER 31, 1998:
Life and
annuity	$9,607	$167,715	$10,162	$19,944	$15,852	$18,028	$2,646	$7,066	$17,548
Health	4,640	139,747	10,867	60,714	11,583	41,603	2,660	21,131	57,264
	$14,247	$307,462	$21,029	$80,658	$27,435	$59,631	$5,306	$28,197	$74,812

DECEMBER 31, 1997:
Life and
annuity	$7,950	$145,321	$13,326	$16,411	$11,708	$12,722	$1,675	$6,966	$18,420
Health	5,661	104,878	14,567	65,790	9,322	45,839	1,906	21,322	70,205
	$13,611	$250,199	$27,893	$82,201	$21,030	$58,561	$3,581	$28,288	$88,625

(1) Net investment income is allocated between product lines based on the mean reserve method.

(2) Direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies, however, other acceptable methods of allocation might produce different results.

80

EXHIBIT INDEX

Exhibit

Number

3(i) Restated Certificate of Incorporation of

Independence Holding Company.(b)

3(ii) By-laws of Independence Holding Company.(a)

4(i) Form of Warrant Certificate to purchase shares

of Common Stock of Independence Holding Company,

expiring June 30, 2001.(a)

10(i) Assumption Reinsurance Agreements

(iii)(A) Executive Compensation Plans and Agreements

(1) Independence Holding Company 1988 Stock

Incentive Plan (c)

(2) Form of Independence Holding Company

Stock Option Agreement (d)

(3) Deferred Compensation Agreement (e)

(4) Retirement Benefit Agreements (e)

    Amendment No. 1 to 1988 Stock Incentive Plan (f)

    Stock Appreciation Rights Agreement (g)

11 Statement re: computation of per share earnings for

the years ended December 31, 1999, 1998 and 1997.

21 Principal subsidiaries of Independence Holding Company,

as of March 15, 2000.

23 Consent of KPMG LLP.

27 Financial Data Schedule. For submission in electronic filing only.

99 Financial Statements of significant 50% or less owned person.

(a) Such exhibit is incorporated by reference to the Report on Form 10-K for the fiscal year ended December 31, 1987, as amended, of Independence Holding Company.

(b) Such exhibit is incorporated by reference to the Report on Form 10-Q for the quarter ended June 30, 1996 of Independence Holding Company.

(c) Such exhibit is incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders held on May 25, 1989 of Independence Holding Company.

(d) Such exhibit is incorporated by reference to the Report on Form 10-K for the fiscal year ended December 31, 1988 of Independence Holding Company.

(e) Such exhibit is incorporated by reference to the Report on Form 10-K for the fiscal year ended December 31, 1993 of Independence Holding Company.

(f) Such exhibit is incorporated by reference to the Report on Form 10-K for the fiscal year ended December 31, 1997 of Independence Holding Company.

(g) Such exhibit is incorporated by reference to the Report on Form 10-Q for the quarter ended June 30, 1999 of Independence Holding Company.

Exhibits will be furnished upon request for a reasonable fee.