Form 10-Q
period 2000-03-31
INDEPENDENCE HOLDING CO
filed 2000-05-12
CIK 701869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: MARCH 31, 2000

Commission File Number: 0-10306

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.

7,180,100 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of May 10, 2000

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION PAGE NO.

Consolidated Balance Sheets -

March 31, 2000 (unaudited) and December 31, 1999............ 3

Consolidated Statements of Operations -

Three Months Ended March 31, 2000 and 1999 (unaudited.)........ 4

Consolidated Statements of Cash Flows -

Three Months Ended March 31, 2000 and 1999(unaudited)........ 5

Notes to Consolidated Financial Statements (unaudited)........... 6 - 9

Management's Discussion and Analysis of Results of Operations and

Financial Condition........................... 10 - 13

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K................ 14

Signatures................................ 15

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS	MARCH 31,	DECEMBER 31,
	2000	1999
	(UNAUDITED)
ASSETS:
Cash and cash equivalents	$7,239,000	$6,689,000
Investments:
Short-term investments	8,959,000	9,668,000
Securities purchased under agreements
to resell	14,762,000	14,952,000
Fixed maturities	350,223,000	339,646,000
Equity securities	16,042,000	15,613,000
Other investments	65,415,000	61,373,000
Total investments	455,401,000	441,252,000
Due from brokers	559,000	416,000
Deferred acquisition costs	31,547,000	32,537,000
Due and unpaid premiums	19,303,000	14,645,000
Due from reinsurers	138,394,000	134,764,000
Notes and other receivables	30,784,000	37,548,000
Other assets	10,749,000	10,500,000

	$693,976,000	$678,351,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$291,905,000	$289,689,000
Unearned premiums	21,131,000	21,557,000
Funds on deposit	181,375,000	185,936,000
Policy claims	6,869,000	7,062,000
Other policyholders' funds	5,017,000	5,014,000
Financial instruments sold, but not
yet purchased	2,046,000	-
Due to brokers	15,252,000	9,593,000
Due to reinsurers	24,368,000	16,012,000
Accounts payable, accruals and other
liabilities	19,985,000	20,424,000
Income taxes	3,645,000	4,513,000
Long-term debt	15,000,000	15,000,000

TOTAL LIABILITIES	586,593,000	574,800,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,180,100 shares issued
and outstanding, net of 2,481,519
shares in treasury	7,180,000	7,180,000
Paid-in-capital	81,026,000	81,026,000
Accumulated other comprehensive loss:
Unrealized loss on investments, net	(9,554,000)	(11,028,000)
Retained earnings	28,731,000	26,373,000

TOTAL STOCKHOLDERS' EQUITY	107,383,000	103,551,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$693,976,000	$678,351,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
THREE MONTHS ENDED MARCH 31,	2000	1999

REVENUES
Premiums earned	$22,063,000	$20,210,000
Net investment income	9,540,000	5,642,000
Net realized and unrealized (losses) gains	(1,145,000)	432,000
Other (expense) income	(62,000)	2,210,000

	30,396,000	28,494,000

EXPENSES:
Insurance benefits, claims and reserves	16,333,000	14,606,000
Amortization of deferred acquisition costs	1,228,000	1,257,000
Selling, general and administrative
Expenses	8,833,000	8,886,000
Interest expense on long-term debt	301,000	3,000

	26,695,000	24,752,000

Operating income before income taxes	3,701,000	3,742,000
Income tax expense	1,343,000	1,299,000

NET INCOME	$2,358,000	$2,443,000

BASIC INCOME PER COMMON SHARE	$.33	$.33

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	7,180,000	7,361,000

DILUTED INCOME PER COMMON SHARE	$.33	$.33

WEIGHTED AVERAGE DILUTIVE SHARES
OUTSTANDING	7,250,000	7,488,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,358,000	$2,443,000
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Amortization of deferred policy acquisition
costs	1,228,000	1,257,000
Realized losses (gains) on sales of
investments	75,000	(591,000)
Unrealized losses on trading securities	1,070,000	159,000
Depreciation	157,000	161,000
Deferred tax (benefit) expense	(232,000)	467,000
Other	(187,000)	(231,000)
Changes in assets and liabilities:
Net sales of trading securities	255,000	356,000
Increase in insurance liabilities	(2,692,000)	9,989,000
Additions to deferred acquisition costs	(444,000)	(1,209,000)
Change in net amounts due from and to
reinsurers	4,726,000	(7,692,000)
Change in income tax liability	(658,000)	(230,000)
Change in due and unpaid premiums	(4,658,000)	(4,380,000)
Other	(2,860,000)	(1,292,000)

Net cash used by operating activities	(1,862,000)	(793,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	5,517,000	716,000
Sales and maturities of short-term investments	34,362,000	30,970,000
Purchases of short-term investments	(33,606,000)	(25,933,000)
Net sales (purchases) of resale agreements	190,000	(8,414,000)
Sales of fixed maturities	63,700,000	14,311,000
Purchases of fixed maturities	(71,950,000)	(15,474,000)
Sales of equity securities	21,274,000	13,684,000
Purchases of equity securities	(21,499,000)	(12,380,000)
Proceeds on sale of other investments	2,236,000	3,534,000
Additional investments in other investments, net
of distributions	(6,234,000)	(4,677,000)
Cash received from coinsurance/assumption
reinsurance transactions	-	3,112,000
Net change in notes receivable	8,311,000	-
Other	736,000	(2,033,000)

Net cash provided (used) by investing activities	3,037,000	(2,584,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	-	5,000
Payments of investment-type insurance
contracts	(268,000)	(268,000)
Repurchase of common stock	-	(376,000)
Dividends paid	(357,000)	(368,000)

Net cash provided (used) by financing activities	(625,000)	(1,007,000)

Increase (decrease) in cash and cash
equivalents	550,000	(4,384,000)
Cash and cash equivalents, beginning of year	6,689,000	7,889,000
Cash and cash equivalents, end of period	$7,239,000	$3,505,000

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

(B) PRINCIPLES OF CONSOLIDATION AND PREPARATION OF

FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in the prior year's consolidated financial statements and notes thereto have been restated to conform to the 2000 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. OTHER INVESTMENTS

The Company had invested $22,415,000 and $21,227,000 at March 31, 2000 and December 31, 1999, respectively, in Dolphin Limited Partnership-A ("DLP-A"), a limited partnership which invests in relatively "market neutral" strategies, such as merger arbitrage, convertible arbitrage and distressed situations. The condensed statements of operations for DLP-A for the three months ended March 31, 2000 and 1999 are as follows:

	2000	1999
		(IN THOUSANDS)

Revenues	$4,749	$2,552
Net income	$3,751	$1,862

IHC's share of net income	$1,189	$711

NOTE 3. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation for 2000 and 1999, respectively, are 70,000 and 127,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 1,886,293 shares of common stock at $16.37 per share were not included in the computation of diluted earnings per share because the warrants' strike price was greater than the average market price of the common shares during the first quarter of 2000 and 1999.

NOTE 4. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation.

The income tax expense for the three months ended March 31, 2000 allocated to stockholders' equity for unrealized losses on investment securities was $23,000, representing the change in the deferred tax asset of $85,000 at March 31, 2000 from $108,000 at December 31, 1999.

NOTE 5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $2,125,000 and $592,000 for the three months ended March 31, 2000 and 1999, respectively. Cash payments for interest were $5,000 and $3,000 for the three months ended March 31, 2000 and 1999, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

	2000	1999
	(IN THOUSANDS)

Net income	$2,358	$2,443
Unrealized gains (losses), on available-
for-sale securities	1,474	(2,430)
Comprehensive income	$3,832	$13

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the effective date of SFAS Statement No. 133," and are effective for financial statements for periods beginning after June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133 but does not expect it to have a material impact on the Company.

NOTE 8. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months ended March 31, 2000 and 1999 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SEGMENT REPORTING (CONTINUED)

	2000	1999
	(IN THOUSANDS)

REVENUES:

Medical Stop-Loss	$6,220	$6,851
DBL	4,973	5,500
Group Term Disability and Term Life	4,070	3,059
Credit Life and Disability	4,140	5,085
Managed Health Care	1,467	627
Special Disability	73	16
Acquired Blocks/Other Business	9,754	6,293
Corporate	844	631
	31,541	28,062
Net Realized and Unrealized
(Losses) Gains	(1,145)	432
	$30,396	$28,494

OPERATING INCOME:

Medical Stop-Loss	$1,197	$(695)
DBL	531	1,445
Group Term Disability and Term Life	503	(190)
Credit Life and Disability	(305)	604
Managed Health Care	79	661
Special Disability	74	216
Acquired Blocks/Other Business	3,301	1,324
Corporate	(534)	(55)
	4,846	3,310
Net Realized and Unrealized
(Losses) Gains	(1,145)	432
	$3,701	$3,742

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

The Company's operating income was $3.7 million, for both periods ended March 31, 2000 and 1999. The Company had net realized and unrealized losses of $1.1 million in 2000 and gains of $.4 million in 1999. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, operating income increased 46% to $4.8 million in 2000 as compared to $3.3 million in 1999 which approximately consisted of: an increase in acquisitions of $1.5 million and an increase in yields on investable assets of $.8 million offset by an increase in interest expense of $.3 million and a decrease in other lines of $.5 million (see Note 8 of Notes to Consolidated Financial Statements). Net income was $2.4 million, or $.33 per share, diluted, for both quarters ended March 31, 2000 and 1999.

Insurance Group

The Insurance Group's operating income increased $.4 million to $4.2 million in 2000 from $3.8 million in 1999. Operating income includes net realized and unrealized losses of $1.1 million in 2000 compared to gains of $.4 million in 1999. Operating income excluding net realized and unrealized losses was $5.3 million in 2000 compared to $3.5 million in 1999.

Premium revenues increased $1.9 million to $22.1 million in 2000 from $20.2 million in 1999; premium revenues increased $2.2 million at Madison Life and decreased $.3 million at Standard Life. The increase at Madison Life is comprised of: a $.5 million increase in long-term disability ("LTD") premiums as a result of an increase in premiums written in 2000; a $.3 million increase in group term life, and a $3.0 million increase in ordinary life and individual accident and health premiums due to the 1999 acquisitions; such increases were offset by: a $.9 million decrease in the credit lines of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997; a $.4 million decrease in dental premiums due to the runoff of this block and a $.3 million decrease in other life and health lines of business. The decrease at Standard Life is comprised of: a $.6 million decrease in stop-loss premiums due to lower retention in 2000 and a $.5 million decrease in DBL due to higher lapses; such decreases are offset by: a $.3 million increase in its provider excess line; a $.3 million increase in the closed group life assumed block purchased effective April 1, 1999 and a $.2 million increase in the point of service line.

Total net investment income increased $3.8 million primarily due to higher returns on certain equity investments, higher yields on fixed income securities and by an increase in assets due to the acquisitions in 1999. The annualized return on investments of the Insurance Group in the first quarter of 2000 was 7.5% compared to 6.5% in the first quarter of 1999.

Other income decreased $2.3 million due to $.3 million less fee income earned by the managing general underwriter ("MGU") in which Madison Life acquired a controlling interest effective December 31, 1997; and a $2.0 million decrease at Standard Life due to an increase in coinsurance reserves due to the surrender by a large group of policyholders in a modified coinsurance treaty.

Insurance benefits, claims and reserves increased $1.7 million, reflecting an increase of $3.0 million at Madison Life and a decrease of $1.3 million at Standard Life. Madison Life's increase resulted from: a $.2 million increase in the credit line of business; a $1.8 million increase in ordinary life and individual accident and health reserves and claims, a $.3 million increase in surrenders and $1.0 million increase in interest on annuity policies, all of such increases due to acquisitions in 1999; and a $.5 million increase in LTD claims due to the increase in premiums; such increases were offset by: a $.3 million decrease in dental claims due to the runoff of this line; and a $.5 million decrease in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $1.8 million decrease in stop-loss reserves due to lower loss ratios; and a $1.4 million decrease in the closed block of ordinary life business due to the surrender by a large group of policyholders; such increases were offset by: a $.6 million increase in DBL claims and reserves due to higher claims; a $.6 million increase in interest expense and group annuity and life reserves due to the acquisition on April 1, 1999; a $.5 million increase in point of service claims; and a $.2 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.1 million. Madison Life's expenses increased $.1 million and Standard Life's and IndependenceCare's expenses remained constant.

Corporate

Operating income for the quarter ended March 31, 2000 decreased by $.4 million from 1999 to a loss of $.5 million. Operating income includes a realized gain of $.1 million in 1999. Excluding realized gains, operating income decreased by $.3 million due to an increase in interest expense attributable to the borrowing of $15.0 million during the fourth quarter of 1999. All other income and expense items remained constant.

LIQUIDITY

Insurance Group

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 80.7% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at March 31, 2000. Also at such date, approximately 97% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2000, approximately 3% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was represented by real estate and mortgage loans. The Company has no non-performing fixed maturities.

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

The expected change in fair value of the Company's fixed income portfolio at March 31, 2000 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 1999. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

The increase in fixed maturities is offset by a decrease in notes receivable as a portion of the Mississippi Guaranty Association notes were paid-down and invested in fixed maturities. Also offsetting the increase in fixed maturities is an increase in due to brokers due to the timing of a securities trade that settled after March 31, 2000.

The Company had net receivables from reinsurers of $114.0 million at March 31, 2000. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at March 31, 2000.

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

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $14.1 million at March 31, 2000.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a decrease in unrealized losses of $1.4 million, net of deferred tax expense and deferred policy acquisition costs, in total stockholders' equity, reflecting unrealized losses of $9.6 million at March 31, 2000 versus $11.0 million at December 31, 1999. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

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

2) Exhibit 27. Financial Data Schedule. For submission in electronic filing only.

b) No report on Form 8-K was filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(THE REGISTRANT)

Dated: May 12, 2000 By:/s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and

Chief Financial Officer