Form 10-Q
period 2000-06-30
INDEPENDENCE HOLDING CO
filed 2000-08-14
CIK 701869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: JUNE 30, 2000

Commission File Number: 0-10306

INDEPENDENCE HOLDING COMPANY

(Exact name of registrant as specified in its charter)
Delaware	58- 1407235
(State of Incorporation)	(I.R.S. Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT 06902

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (203) 358-8000

NOT APPLICABLE

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.

7,181,100 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of August 10, 2000

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Balance Sheets -
June 30, 2000 (unaudited) and December 31, 1999...........		3

Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited)		4

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2000 and 1999 (unaudited)..........		5

Notes to Consolidated Financial Statements (unaudited)..........	6 -	9

Management's Discussion and Analysis of Results of Operations and
Financial Condition.........................	10 -	15

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.......		16

Item 6 - Exhibits and Reports on Form 8-K...............		16

Signatures.............................		17

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS	JUNE 30,	DECEMBER 31,
	2000	1999
	(UNAUDITED)
ASSETS:
Cash and cash equivalents	$7,835,000	$6,689,000
Investments:
Short-term investments	10,272,000	9,668,000
Securities purchased under agreements
to resell	36,341,000	14,952,000
Fixed maturities	332,405,000	339,646,000
Equity securities	21,911,000	15,613,000
Other investments	66,608, 000	61,373,000
Total investments	467,537,000	441,252,000
Due from brokers	6,760,000	416,000
Deferred acquisition costs	31,552,000	32,537,000
Due and unpaid premiums	9,502,000	14,645,000
Due from reinsurers	130,113,000	134,764,000
Notes and other receivables	8,745,000	37,548,000
Other assets	11,351,000	10,500,000

	$673,395,000	$678,351,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$284,834,000	$289,689,000
Unearned premiums	20,450,000	21,557,000
Funds on deposit	174,418,000	185,936,000
Policy claims	6,894.000	7,062,000
Other policyholders' funds	4,863,000	5,014,000
Financial instruments sold, but not
yet purchased	51,000	-
Due to brokers	24,416,000	9,593,000
Due to reinsurers	9,701,000	16,012,000
Accounts payable, accruals and other
liabilities	19,768,000	20,424,000
Income taxes	2,896,000	4,513,000
Long-term debt	15,000,000	15,000,000

TOTAL LIABILITIES	563,291,000	574,800,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)		-
Common stock, 7,181,100 and 7,180,100
shares issued and outstanding, net of
2,480,519 and 2,481,519 shares in
treasury, respectively	7,181,000	7,180,000
Paid-in- capital	81,027,000	81,026,000
Accumulated other comprehensive loss	(10,292,000)	(11,028,000)
Retained earnings	32,188,000	26,373,000

TOTAL STOCKHOLDERS' EQUITY	110,104,000	103,551,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$673,395,000	$678,351,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2000	1999	2000	1999

REVENUES:
Premiums earned	$20,121,000	$18,887,000	$42,184,000	$39,097,000
Net investment income	8,476,000	6,593,000	18,016,000	12,235,000
Net realized and
unrealized gains (losses)	339,000	(259,000)	(806,000)	173,000
Other income	2,148,000	2,106,000	2,086,000	4,316,000

	31,084,000	27,327,000	61,480,000	55,821,000

EXPENSES:
Insurance benefits, claims
and reserves	16,294,000	14,459,000	32,627,000	29,065,000
Amortization of deferred
acquisition costs	1,420,000	1,234,000	2,648,000	2,491,000
Selling, general and
administrative expenses	8,285,000	8,158,000	17,118,000	17,047,000
Interest expense on
long-term debt	316,000	-	617,000	-

	26,315,000	23,851,000	53,010,000	48,603,000

Operating income before
income taxes	4,769,000	3,476,000	8,470,000	7,218,000
Income tax expense	1,312,000	764,000	2,655,000	2,063,000

NET INCOME	$3,457,000	$2,712,000	$5,815,000	$5,155,000

BASIC INCOME PER
COMMON SHARE	$.48	$.37	$.81	$.70

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING	7,180,000	7,308,000	7,180,000	7,335,000

DILUTED INCOME PER
COMMON SHARE	$.48	$.37	$.80	$.69

WEIGHTED AVERAGE
DILUTIVE SHARES
OUTSTANDING	7,252,000	7,416,000	7,251,000	7,451,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30,	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,815,000	$5,155,000
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Amortization of deferred policy acquisition
costs	2,648,000	2,491,000
Realized losses (gains) on sales of
investments	844,000	(173,000)
Unrealized losses on trading securities	(38,000)	-
Depreciation	313,000	302,000
Deferred tax (benefit) expense	(1,025,000)	407,000
Other	(590,000)	(568,000)
Changes in assets and liabilities:
Net sales of trading securities	335,000	(582,000)
Decrease in insurance liabilities	(16,933,000)	(4,566,000)
Additions to deferred acquisition costs	(1,672,000)	(1,769,000)
Change in net amounts due from and to
reinsurers	(1,658,000)	3,795,000
Change in income tax liability	(663,000)	(539,000)
Change in due and unpaid premiums	5,142,000	(4,447,000)
Other	(3,743,000)	(3,463,000)

Net cash used by operating activities	(11,225,000)	(3,957,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	8,480,000	10,319,000
Sales and maturities of short-term investments	58,577,000	48,919,000
Purchases of short-term investments	(59,039,000)	(31,781,000)
Net purchases of resale agreements	(21,388,000)	(229,000)
Sales of fixed maturities	206,858,000	225,502,000
Purchases of fixed maturities	(199,210,000)	(244,449,000)
Sales of equity securities	40,046,000	26,717,000
Purchases of equity securities	(46,702,000)	(32,959,000)
Proceeds on sale of other investments	2,369,000	3,794,000
Additional investments in other investments, net
of distributions	(7,378,000)	(5,425,000)
Cash received from coinsurance/assumption
reinsurance transactions	-	3,112,000
Net change in notes receivable	26,296,000	-
Other	4,683,000	(1,131,000)

Net cash provided by investing activities	13,592,000	2,389,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	2,000	21,000
Payments of investment- type insurance
contracts	(866,000)	(866,000)
Repurchase of common stock	-	(1,001,000)
Dividends paid	(357,000)	(368,000)

Net cash used by financing activities	(1,221,000)	(2,214,000)

Increase (decrease) in cash and cash
equivalents	1,146,000	(3,782,000)
Cash and cash equivalents, beginning of year	6,689,000	7,889,000
Cash and cash equivalents, end of period	$7,835,000	$4,107,000

See Accompanying Notes to Consolidated Financial Statements.

5

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A) BUSINESS AND ORGANIZATION

Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard"), IndependenceCare LLC ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Geneve Corporation, a diversified financial holding company, and its affiliated entities hold approximately 57% of IHC's outstanding common stock.

(B) PRINCIPLES OF CONSOLIDATION AND PREPARATION OF

FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in the prior year's consolidated financial statements and notes thereto have been restated to conform to the 2000 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. OTHER INVESTMENTS

The Company had invested $22,906,000 and $21,227,000 at June 30, 2000 and December 31, 1999, respectively, in Dolphin Limited Partnership-A ("DLP-A"), a limited partnership which invests in relatively "market neutral" strategies, such as merger arbitrage, convertible arbitrage and distressed situations. The condensed statements of operations for DLP-A for the three months and six months ended June 30, 2000 and 1999 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2000	1999	2000	1999
	(IN THOUSANDS)

Revenues	$2,537	$3,970	$7,286	$6,522
Net income	$1,971	$2,906	$5,722	$4,768

IHC's share of
net income	$590	$1,034	$1,779	$1,745

NOTE 3. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation for 2000 and 1999, respectively, are 72,000 and 108,000, and 71,000 and 116,000 shares for the first three months and six months, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Share Purchase Warrants (the "Warrants") to purchase 1,886,293 shares of common stock at $16.37 per share were not included in the computation of diluted earnings per share because the Warrants' strike price was greater than the average market price of the common shares during the first three months and six months of 2000 and 1999.

NOTE 4. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation.

The income tax expense for the six months ended June 30, 2000 allocated to stockholders' equity for unrealized losses on investment securities was $70,000, representing the change in the deferred tax asset of $38,000 at June 30, 2000 from $108,000 at December 31, 1999.

NOTE 5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $4,155,000 and $1,639,000 for the six months ended June 30, 2000 and 1999, respectively. Cash payments for interest were $570,000 and $3,000 for the six months ended June 30, 2000 and 1999, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months and six months ended June 30, 2000 and 1999 is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2000	1999	2000	1999
	(IN THOUSANDS)

Net income	$3,457	$2,712	$5,815	$5,155
Unrealized (losses) gains, on
available-for-sale securities	(738)	(3,783)	736	(6,213)
Comprehensive income (loss)	$2,719	$(1,071)	$6,551	$(1,058)

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

NOTE 8. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months and six months ended June 30, 2000 and 1999 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SEGMENT REPORTING (CONTINUED)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	2000	1999	2000	1999
		(IN THOUSANDS)
REVENUES:

Medical Stop- Loss	$6,872	$7,043	$13,092	$13,894
DBL	4,805	4,813	9,778	10,313
Group Term Disability
and Term Life	4,032	3,292	8,253	6,351
Credit Life and Disability	4,060	5,291	8,200	10,376
Managed Health Care	1,297	682	2,764	1,309
Special Disability	199	27	272	43
Acquired Blocks/Other
Business	9,163	5,557	18,917	11,850
Corporate	317	881	1,010	1,512
	30,745	27,586	62,286	55,648
Net Realized and
Unrealized Gains
(Losses)	339	(259)	(806)	173
	$31,084	$27,327	$61,480	$55,821

OPERATING INCOME:

Medical Stop- Loss	$1,309	$433	$2,506	$(262)
DBL	356	759	887	2,204
Group Term Disability
and Term Life	(464)	225	39	35
Credit Life and Disability	485	834	180	1,438
Managed Health Care	(31)	195	48	856
Special Disability	240	(25)	314	191
Acquired Blocks/
Other Business	3,097	1,188	6,398	2,512
Corporate	(562)	126	(1,096)	71
	4,430	3,735	9,276	7,045
Net Realized and
Unrealized Gains
(Losses)	339	(259)	(806)	173
	$4,769	$3,476	$8,470	$7,218

NOTE 9. SUBSEQUENT EVENT

Subsequent to June 30, 2000, the Company declared a 10% special stock dividend payable to shareholders of record on August 14, 2000 with a distribution date of August 28, 2000. Fractional shares will be paid in cash in lieu of stock. The X-dividend date was set at August 10, 2000. Accordingly, the number of shares of common stock outstanding and common stock options and the number of shares issuable pursuant to the Warrants will be adjusted to reflect such stock dividend, which adjustments will first be reflected in the Company's third quarter results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard"), IndependenceCare LLC ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements, marketable securities and partnership investments) and expense items associated with parent company activities, the Company's remaining real estate holdings and certain other investments of the Company, are included in Corporate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

The Company's operating income was $4.8 million, for the period ended June 30, 2000 compared to $3.5 million for the three months ended June 30, 1999. The Company had net realized and unrealized gains of $.3 million in 2000 and losses of $.3 million in 1999. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, operating income increased 18% to $4.5 million in 2000 as compared to $3.8 million in 1999 primarily due to an increase in income from acquisitions, offset by an increase in interest expense (see Note 8 of Notes to Consolidated Financial Statements). Net income was $3.5 million, or $.48 per share, diluted, for the quarter ended June 30, 2000 and $2.7 million or $.37 per share, diluted, for the quarter ended June 30, 1999.

Insurance Group

The Insurance Group's operating income increased $2.1 million to $5.3 million in 2000 from $3.2 million in 1999. Operating income includes net realized and unrealized gains of $.3 million in 2000 compared to losses of $.3 million in 1999. Operating income excluding net realized and unrealized losses was $5.0 million in 2000 compared to $3.5 million in 1999.

Premium revenues increased $1.2 million to $20.1 million in 2000 from $18.9 million in 1999; premium revenues increased $1.2 million at Standard Life and remained constant at Madison Life. Madison Life had a $.6 million increase in long-term disability ("LTD") premiums as a result of an increase in premiums written in 2000; a $.1 million increase in group term life, a $.7 million increase in ordinary life and individual accident and health premiums due to the 1999 acquisitions and a $.5 million increase in other life and health lines of business; such increases were offset by: a $1.9 million decrease in the credit lines of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997. The increase at Standard Life is comprised of: a $.3 million increase in stop-loss premiums; a $.2 million increase in the volunteer firefighters division premiums; a $.3 million increase in its provider excess line; a $.2 million increase in the closed group life assumed block purchased effective April 1, 1999 and a $.2 million increase in the special disability line.

Total net investment income increased $2.4 million primarily due to an increase in assets due to the acquisitions in 1999. The annualized return on investments of the Insurance Group in the second quarter of 2000 was 6.8% compared to 7.0% in the second quarter of 1999.

Other income increased $.2 million at Standard Life and remained constant at Madison Life.

Insurance benefits, claims and reserves increased $2.0 million, reflecting an increase of $1.3 million at Madison Life and an increase of $.7 million at Standard Life. Madison Life's increase resulted from: a $.6 million increase in interest on annuity policies due to acquisitions in 1999; a $.6 million increase in group term life reserves due to higher loss ratios, and a $.8 million increase in LTD claims due to an increase in premiums and higher loss ratios; such increases were offset by a $.6 million decrease in the credit line of business; and a $.1 million decrease in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $.6 million increase in DBL claims and reserves due to higher claims; a $.5 million increase in interest expense and group annuity and life reserves due to the acquisition effective April 1, 1999; a $.3 million increase in provider excess claims; and a $.1 million increase in all other lines; such increases were offset by: a $.8 million decrease in stop-loss reserves due to lower loss ratios.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.3 million. Madison Life's expenses decreased $.4 million and Standard Life's expenses increased $.5 million due to an increase in state insurance taxes and general expenses. IndependenceCare's expenses increased $.2 million.

Corporate

Operating income for the quarter ended June 30, 2000 decreased by $.8 million to a loss of $.5 million for the second quarter of 2000 from income of $.3 million for the second quarter of 1999. This decrease in operating income is a result of an increase in interest expense of $.3 million attributable to the borrowing of $15.0 million during the fourth quarter of 1999 and a decrease in investment income of $.5 million due to lower returns on certain equity investments.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

The Company's operating income was $8.5 million, for the period ended June 30, 2000 and $7.2 million for the period ended June 30, 1999. The Company had net realized and unrealized losses of $.8 million in 2000 and gains of $.2 million in 1999. Excluding net realized and unrealized gains, operating income increased 32% to $9.3 million in 2000 as compared to $7.0 million in 1999 primarily from an increase in income from acquisitions and an increase in yields on investable assets offset by an increase in interest expense (see Note 8 of Notes to Consolidated Financial Statements). Net income was $5.8 million, or $.80 per share, diluted, for the period ended June 30, 2000 and was $5.2 million or $.69 per share, diluted, for the period ended June 30, 1999.

Insurance Group

The Insurance Group's operating income increased $2.5 million to $9.5 million in 2000 from $7.0 million in 1999. Operating income includes net realized and unrealized losses of $.8 million in 2000 compared to gains of $.1 million in 1999. Operating income excluding net realized and unrealized losses was $10.3 million in 2000 compared to $6.9 million in 1999.

Premium revenues increased $3.1 million to $42.2 million in 2000 from $39.1 million in 1999; premium revenues increased $2.2 million at Madison Life and $.9 million at Standard Life. The increase at Madison Life is comprised of: a $1.1 million increase in LTD premiums as a result of an increase in premiums written in 2000; a $.3 million increase in group term life, and a $3.8 million increase in ordinary life and individual accident and health premiums due to the 1999 acquisitions; such increases were offset by: a $1.8 million decrease in the credit lines of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997; a $.7 million decrease in dental premiums due to the runoff of this block; a $.4 million decrease in family group term life premiums and a $.1 million decrease in other life and health lines of business. The increase at Standard Life is comprised of: a $.6 million increase in its provider excess line due to increased retention; a $.5 million increase in the closed group life assumed block purchased effective April 1, 1999; a $.3 million increase in the point of service line and a $.4 million increase in all other lines; such increases are offset by: a $.4 million decrease in stop-loss premiums and a $.5 million decrease in DBL due to a rate reduction.

Total net investment income increased $6.3 million primarily due to higher yields on fixed income securities and an increase in assets due to the acquisitions in 1999. The annualized return on investments of the Insurance Group for the first six months of 2000 was 7.2% compared to 6.8% for the first six months of 1999.

Other income decreased $2.2 million due to $.5 million less fee income earned by the managing general underwriter in which Madison Life acquired a controlling interest effective December 31, 1997; and a $1.7 million decrease at Standard Life due primarily to an increase in coinsurance reserves due to the surrender by a large group of policyholders in a modified coinsurance treaty.

Insurance benefits, claims and reserves increased $3.7 million, reflecting an increase of $4.4 million at Madison Life and a decrease of $.7 million at Standard Life. Madison Life's increase resulted from: a $1.9 million increase in ordinary life and individual accident and health reserves, claims and surrenders, and $1.6 million increase in interest on annuity policies, all of such increases due to acquisitions in 1999; a $.4 increase in group term life premiums; and a $1.3 million increase in LTD claims due to the increase in premiums and an increase in loss ratios; such increases were offset by: a $.4 million decrease in the credit line of business; and a $.4 million decrease in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $2.6 million decrease in stop-loss reserves due to lower loss ratios; and a $1.2 million decrease in the closed block of ordinary life business due to the surrender by a large group of policyholders; such increases were offset by: a $1.2 million increase in DBL claims and reserves due to higher loss ratios; a $.8 million increase in interest expense and group annuity and life reserves due to the acquisition on April 1, 1999; a $.6 million increase in point of service claims; and a $.5 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.1 million. Madison Life's expenses decreased $.3 million, Standard Life's expenses increased $.2 million and IndependenceCare's expenses increased $.2 million.

Corporate

Operating income for the quarter ended June 30, 2000 decreased by $1.1 million from a gain of $.1 million in 1999 to a loss of $1.0 million. Operating income includes a realized gain of $.1 million in 1999. Excluding realized gains, operating income decreased by $1.0 million due to an increase in interest expense of $.6 million attributable to the borrowing of $15.0 million during the fourth quarter of 1999 and a decrease of $.4 million in investment income due to lower returns on certain equity investments.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 81% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at June 30, 2000. Also at such date, approximately 97% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2000, approximately 3% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was represented by real estate and mortgage loans. The Company has no non-performing fixed maturities.

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

The expected change in fair value of the Company's fixed income portfolio at June 30, 2000 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 1999. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies and annuity riders that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

The increase in securities purchased under agreements to resell is offset by a decrease in notes receivable as a portion of guaranty association notes (which were received in connection with the 1999 acquisitions) were paid-down. Also offsetting the increase in total investments is an increase in due to brokers due to the timing of a securities trade that settled after June 30, 2000.

The Company had net receivables from reinsurers of $120.4 million at June 30, 2000. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at June 30, 2000.

Corporate

Corporate derives its funds principally from: (i) dividends and interest income from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws and statutory accounting rules have provisions relating to the ability of the parent company to use cash or income generated by the Insurance Group.

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $13.1 million at June 30, 2000.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a decrease in unrealized losses of $1.2 million, net of deferred tax expense and deferred policy acquisition costs, in total stockholders' equity, reflecting unrealized losses of $9.8 million at June 30, 2000 versus $11.0 million at December 31, 1999. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 22, 2000, the following nine nominees were re-elected for one-year terms on the Board of Directors:

Larry R. Graber, Harold E. Johnson, Allan C. Kirkman, Steven B. Lapin, Edward Netter, Robert P. Ross, Jr., Edward J. Scheider, James G. Tatum and Roy T.K. Thung

The vote on the election of the above nominees was:

For At least 6,784,687 shares

Withheld No more than 108,846 shares

In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2000 was ratified by a vote of 6,883,941 shares for, 3,268 shares against, and 6,324 shares abstaining. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8- K

a) 1) Exhibit 11. Statement re: computation of per share earnings.

2) Exhibit 27. Financial Data Schedule. For submission in electronic filing only.

b) No report on Form 8-K was filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(THE REGISTRANT)

By:/s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and Chief Financial Officer

Dated: August 11, 2000