Form 10-Q
period 2000-09-30
INDEPENDENCE HOLDING CO
filed 2000-11-13
CIK 701869

& #9;

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: SEPTEMBER 30, 2000

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

7,888,295 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of November 8, 2000

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Balance Sheets -
September 30, 2000 (unaudited) and December 31, 1999.........		3

Consolidated Statements of Operations -
Three Months and Nine Months Ended September 30, 2000
and 1999 (unaudited).........................		4

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2000 and 1999 (unaudited)........		5

Notes to Consolidated Financial Statements (unaudited)..........	6 -	9

Management's Discussion and Analysis of Results of Operations and
Financial Condition.........................	10 -	15

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8- K...............		16

Signatures.............................		17

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	SEPTEMBER 30,	DECEMBER 31,
	2000	1999
	(UNAUDITED)
ASSETS:
Cash and cash equivalents	$10,533,000	$6,689,000
Investments:
Short-term investments	6,460,000	9,668,000
Securities purchased under agreements
to resell	16,228,000	14,952,000
Fixed maturities	366,618,000	339,646,000
Equity securities	24,599,000	15,613,000
Other investments	64,689,000	61,373,000
Total investments	478,594,000	441,252,000
Due from brokers	10,173,000	416,000
Deferred acquisition costs	27,831,000	32,537,000
Due and unpaid premiums	10,664,000	14,645,000
Due from reinsurers	141,609,000	134,764,000
Notes and other receivables	6,638,000	37,548,000
Other assets	10,825,000	10,500,000

	$696,867,000	$678,351,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$293,731,000	$289,689,000
Unearned premiums	23,780,000	21,557,000
Funds on deposit	174,951,000	185,936,000
Policy claims	7,121,000	7,062,000
Other policyholders' funds	4,859,000	5,014,000
Financial instruments sold, but not
yet purchased	19,000	-
Due to brokers	27,444,000	9,593,000
Due to reinsurers	8,744,000	16,012,000
Accounts payable, accruals and other
liabilities	20,984,000	20,424,000
Income taxes	3,675,000	4,513,000
Long-term debt	15,000,000	15,000,000

TOTAL LIABILITIES	580,308,000	574,800,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,898,295 and 7,897,195
shares issued and outstanding, net of
1,764,324 and 1,764,424 shares
in treasury, respectively	7,898,000	7, 897,000
Paid-in- capital	80,310,000	80,309,000
Accumulated other comprehensive loss	(7,139,000)	(11,028,000)
Retained earnings	35,490,000	26,373,000

TOTAL STOCKHOLDERS' EQUITY	116,559,000	103,551,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$696,867,000	$678,351,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2000	1999	2000	1999

REVENUES:
Premiums earned	$23,322,000	$20,392,000	$65,506,000	$59,489,000
Net investment income	9,056,000	7,522,000	27,072,000	19,757,000
Net realized and
unrealized gains (losses)	441,000	(78,000)	(365,000)	95,000
Other income	1,916,000	2,090,000	4,002,000	6,406,000

	34,735,000	29,926,000	96,215,000	85,747,000

EXPENSES:
Insurance benefits, claims
and reserves	18,148,000	16,700,000	50,775,000	45,765,000
Amortization of deferred
acquisition costs	2,033,000	1,889,000	4,681,000	4,380,000
Selling, general and
administrative expenses	9,119,000	7,895,000	26,237,000	24,942,000
Interest expense on
long-term debt	335,000	-	952,000	-

	29,635,000	26,484,000	82,645,000	75,087,000

Operating income before
income taxes	5,100,000	3,442,000	13,570,000	10,660,000
Income tax expense	1,785,000	922,000	4,440,000	2,985,000

NET INCOME	$3,315,000	$2,520,000	$9,130,000	$7,675,000

BASIC INCOME PER
COMMON SHARE	$.42	$.32	$1.16	$.96

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING	7,898,000	7,918,000	7,898,000	8,018,000

DILUTED INCOME PER
COMMON SHARE	$.41	$.31	$1.14	$.94

WEIGHTED AVERAGE
DILUTIVE SHARES
OUTSTANDING	8,006,000	8,032,000	7,986,000	8,140,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,130,000	$7,675,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred policy acquisition
costs	4,681,000	4,380,000
Realized losses (gains) on sales of
investments	553,000	(76,000)
Unrealized gains on trading securities	(188,000)	(19,000)
Equity income	(243,000)	(263,000)
Depreciation	665,000	442,000
Deferred tax (benefit) expense	(719,000)	148,000
Other	(649,000)	(760,000)
Changes in assets and liabilities:
Net sales of trading securities	335,000	(582,000)
(Decrease) Increase in insurance liabilities	(2,997,000)	38,499,000
Additions to deferred acquisition costs	(581,000)	(4,847,000)
Change in net amounts due from and to
reinsurers	(14,111,000)	916,000
Change in income tax liability	(220,000)	(313,000)
Change in due and unpaid premiums	3,981,000	(5,544,000)
Other	442,000	(5,530,000)

Net cash provided by operating activities	79,000	34,126,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	8,094,000	(2,589,000)
Sales and maturities of short-term investments	66,406,000	68,370,000
Purchases of short-term investments	(61,019,000)	(45,733,000)
Net purchases of resale agreements	(1,276,000)	(10,598,000)
Sales of fixed maturities	399,824,000	302,337,000
Purchases of fixed maturities	(424,056,000)	(336,203,000)
Sales of equity securities	57,349,000	38,204,000
Purchases of equity securities	(66,793,000)	(44,851,000)
Proceeds on sale of other investments	5,859,000	4,829,000
Additional investments in other investments, net
of distributions	(8,931,000)	(8,945,000)
Cash received from coinsurance/assumption
reinsurance transactions	-	3,112,000
Net change in notes receivable	28,312,000	1,602,000
Other	2,181,000	(1,362,000)

Net cash provided (used) by investing activities	5,950,000	(31,827,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	2,000	80,000
Payments of investment-type insurance
contracts	(1,818,000)	(1,818,000)
Repurchase of common stock	-	(2,704,000)
Dividends paid	(369,000)	(368,000)

Net cash used by financing activities	(2,185,000)	(4,810,000)

Increase (decrease) in cash and cash
equivalents	3,844,000	(2,511,000)
Cash and cash equivalents, beginning of year	6,689,000	7,889,000
Cash and cash equivalents, end of period	$10,533,000	$5,378,000

See Accompanying Notes to Consolidated Financial Statements.

5

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A) BUSINESS AND ORGANIZATION

Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard"), IndependenceCare Holdings LLC ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Geneve Holdings, Inc., a diversified financial holding company, and its affiliated entities hold approximately 57% of IHC's outstanding common stock.

(B) PRINCIPLES OF CONSOLIDATION AND PREPARATION OF

FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in the prior year's consolidated financial statements and notes thereto have been restated to conform to the 2000 presentation.

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

(C) 10% STOCK DIVIDEND

On August 28, 2000, the Company paid a 10% special stock dividend to shareholders of record as of August 14, 2000. Fractional shares were paid in cash in lieu of stock. Accordingly, the number of shares of common stock outstanding, common stock options, the number of shares issuable pursuant to the Warrants and all per share calculations has been restated to reflect such stock dividend.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. OTHER INVESTMENTS

The Company had invested $24,109,000 and $21,227,000 at September 30, 2000 and December 31, 1999, respectively, in Dolphin Limited Partnership-A ("DLP-A"), a limited partnership which invests in relatively "market neutral" strategies, such as merger arbitrage, convertible arbitrage and distressed situations. The condensed statements of operations for DLP-A for the three months and nine months ended September 30, 2000 and 1999 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2000	1999	2000	1999
	(IN THOUSANDS)

Revenues	$4,661	$3,384	$11,947	$9,906
Net income	$3,676	$2,304	$9,398	$7,072

IHC's share of
net income	$1,103	$813	$2,882	$2,558

NOTE 3. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation for September 30, 2000 and 1999, respectively, are 108,000 and 114,000, and 88,000 and 122,000 shares for the three months and nine months, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Share Purchase Warrants (the "Warrants") to purchase 2,074,058 shares of common stock at $14.89 per share through June 30, 2001 were not included in the computation of diluted earnings per share because the Warrants' strike price was greater than the average market price of the common shares during the three months and nine months ended September 30, 2000 and 1999.

NOTE 4. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation.

The income tax expense for the nine months ended September 30, 2000 allocated to stockholders' equity for unrealized losses on investment securities was $100,000, representing the change in the deferred tax asset of $8,000 at September 30, 2000 from $108,000 at December 31, 1999.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $5,235,000 and $2,548,000 for the nine months ended September 30, 2000 and 1999, respectively. Cash payments for interest were $570,000 for the nine months ended September 30, 2000.

NOTE 6. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months and nine months ended September 30, 2000 and 1999 is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2000	1999	2000	1999
	(IN THOUSANDS)

Net income	$3,315	$2,520	$9,130	$7,675
Unrealized (losses) gains, on
available-for-sale securities	3,153	(2,506)	3,889	(8,719)
Comprehensive income (loss)	$6,468	$14	$13,019	$(1,044)

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000 issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the Effective Date of SFAS Statement No. 133." Both SFAS Nos. 133 and 138 are effective for financial statements for periods beginning after June 15, 2000. The Company has evaluated the impact of SFAS Nos. 133 and 138 and they will not have a material impact on the Company.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is currently evaluating the impact of SFAS No. 140, but does not expect it to have a material impact on the Company.

NOTE 8. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months and nine months ended September 30, 2000 and 1999 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SEGMENT REPORTING (CONTINUED)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	2000	1999	2000	1999
		(IN THOUSANDS)
REVENUES:

Medical Stop- Loss	$7,484	$6,558	$20,576	$20,452
DBL	5,019	4,745	14,797	15,058
Group Term Disability and Term Life
Term Life	3,820	3,325	12,073	9,676
Credit Life and Disability	3,916	5,522	12,116	15,898
Managed Health Care	1,731	673	4,495	1,982
Special Disability	191	81	463	124
Acquired Blocks/Other
Business b	11,598	8,244	30,515	20,094
Corporate	535	856	1,545	2,368
	34,294	30,004	96,580	85,652
Net Realized and
Unrealized Gains
(Losses)	441	(78)	(365)	95
	$34,735	$29,926	$96,215	$85,747

OPERATING INCOME:

Medical Stop- Loss	$1,287	$(46)	$3,793	$(308)
DBL	504	1,051	1,391	3,255
Group Term Disability and Term Life
Term Life	334	278	373	313
Credit Life and Disability	247	451	427	1,889
Managed Health Care	83	(13)	131	843
Special Disability	203	181	517	372
Acquired Blocks/
Other Business	2,847	1,838	9,245	4,350
Corporate	(846)	(220)	(1,942)	(149)
	4,659	3,520	13,935	10,565
Net Realized and
Unrealized Gains
(Losses)	441	(78)	(365)	95
	$5,100	$3,442	$13,570	$10,660

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard"), IndependenceCare Holdings LLC ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining income, principally income from parent company liquidity (cash, cash equivalents, resale agreements, marketable securities and partnership investments) and expense items associated with parent company activities, the Company's remaining real estate holdings and certain other investments of the Company, are included in Corporate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The Company's operating income was $5.1 million, for the period ended September 30, 2000 compared to $3.4 million for the three months ended September 30, 1999. The Company had net realized and unrealized gains of $.4 million in 2000 and losses of $.1 million in 1999. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, operating income increased 32% to $4.7 million in 2000 as compared to $3.5 million in 1999 primarily due to an increase in income from acquisitions and the stop-loss line of business, offset by an increase in interest expense (see Note 8 of Notes to Consolidated Financial Statements). Net income was $3.3 million, or $.41 per share, diluted, for the quarter ended September 30, 2000 and $2.5 million or $.31 per share, diluted, for the quarter ended September 30, 1999.

Insurance Group

The Insurance Group's operating income increased $2.3 million to $5.9 million in 2000 from $3.6 million in 1999. Operating income includes net realized and unrealized gains of $.4 million in 2000 compared to losses of $.1 million in 1999. Operating income excluding net realized and unrealized losses was $5.5 million in 2000 compared to $3.7 million in 1999.

Premium revenues increased $2.9 million to $23.3 million in 2000 from $20.4 million in 1999; premium revenues increased $1.3 million at Madison Life and $1.6 million at Standard Life. Madison Life had a $.6 million increase in long-term disability ("LTD") premiums as a result of an increase in premiums written in 2000; a $.1 million increase in group term life and a $2.4 million increase in ordinary life and individual accident and health premiums due to the acquisitions made in the fourth quarter of 1999; such increases were offset by: a $1.4 million decrease in the credit line of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997; a decrease of $.2 million in dental premiums and a $.2 million decrease in other life and health lines of business. The increase at Standard Life is comprised of: a $1.3 million increase in stop-loss due to an increase in premium volume and rates; a $.3 million increase in the point of service line; and a $.3 million increase in its DBL line offset by a $.3 million decrease in all other lines.

Total net investment income increased $1.8 million primarily due to an increase in assets due to the acquisitions in 1999 and a slightly higher yield in the third quarter of 2000. The annualized return on investments of the Insurance Group in the third quarter of 2000 was 7.2% compared to 6.9% in the third quarter of 1999.

Other income decreased $.2 million due to a decrease of $.6 million in fee income earned at Madison Life, offset by an increase of $.2 million at Standard Life and an increase of $.2 million in fee income earned at IndependenceCare.

Insurance benefits, claims and reserves increased $1.4 million, reflecting an increase of $1.7 million at Madison Life and a decrease of $.3 million at Standard Life. Madison Life's increase resulted from: a $1.9 million increase in interest on annuity policies and a $1.0 million increase in ordinary life and individual A & H reserves resulting from the 1999 acquisitions; a $.2 million increase in group term life reserves due to higher loss ratios, and a $.5 million increase in LTD claims and reserves due to an increase in premium volume and higher loss ratios; such increases were offset by a $1.1 million decrease in the credit line of business; a $.4 million decrease in dental reserves due to the runoff of this line; and a $.4 million decrease in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $.4 million increase in DBL claims and reserves due to higher claims; partially offset by a $.4 million decrease in interest expense and group annuity and life reserves; and a $.3 million decrease in stop- loss reserves due to lower loss ratios.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.3 million. Madison Life's expenses increased $.6 million due to an increase in salary and related benefits and administrative costs associated with the 1999 acquisitions. Standard Life's expenses increased $.7 million due to an increase in state insurance taxes and commission expense. IndependenceCare's expenses remained constant.

Corporate

Operating income for the quarter ended September 30, 2000 decreased by $.6 million to a loss of $.8 million for the third quarter of 2000 from a loss of $.2 million for the third quarter of 1999. This decrease in operating income is a result of an increase in interest expense of $.3 million attributable to the borrowing of $15.0 million during the fourth quarter of 1999 and a decrease in investment income of $.3 million due to lower returns on certain equity investments.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company's operating income was $13.5 million, for the period ended September 30, 2000 and $10.7 million for the period ended September 30, 1999. The Company had net realized and unrealized losses of $.4 million in 2000 and gains of $.1 million in 1999. Excluding net realized and unrealized gains, operating income increased 32% to $13.9 million in 2000 as compared to $10.6 million in 1999 primarily from an increase in income from acquisitions, an increase in the stop loss line of business and an increase in yields on investable assets offset by an increase in interest expense (see Note 8 of Notes to Consolidated Financial Statements). Net income was $9.1 million, or $1.14 per share, diluted, for the period ended September 30, 2000 and was $7.7 million or $.94 per share, diluted, for the period ended September 30, 1999.

Insurance Group

The Insurance Group's operating income increased $4.8 million to $15.5 million in 2000 from $10.7 million in 1999. Operating income includes net realized and unrealized losses of $.4 million in 2000 compared to gains of $.1 million in 1999. Operating income excluding net realized and unrealized losses was $15.9 million in 2000 compared to $10.7 million in 1999.

Premium revenues increased $6.0 million to $65.5 million in 2000 from $59.5 million in 1999; premium revenues increased $3.5 million at Madison Life and $2.5 million at Standard Life. The increase at Madison Life is comprised of: a $1.7 million increase in LTD as a result of an increase in premiums written in 2000; and a $6.2 million increase in ordinary life and individual accident and health premiums due to the 1999 acquisitions; such increases were offset by: a $3.3 million decrease in the credit line of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997; a $.9 million decrease in dental premiums due to the runoff of this block; and a $.2 million decrease in other life and health lines of business. The increase at Standard Life is comprised of: a $.7 million increase in its provider excess line due to increased retention; a $1.0 million increase in the stop-loss line due to an increase in premium volume and rates; a $.6 million increase in the point of service line and a $.4 million increase in all other lines; such increases are offset by: a $.2 million decrease in DBL due to a rate reduction.

Total net investment income increased $8.1 million primarily due to higher yields on fixed income securities and an increase in assets due to the acquisitions in 1999. The annualized return on investments of the Insurance Group for the first nine months of 2000 was 7.3% compared to 6.8% for the first nine months of 1999.

Other income decreased $2.3 million due to $.9 million less fee income earned by Madison Life and; a $1.8 million decrease at Standard Life due primarily to an increase in coinsurance reserves due to the surrender by a large group of policyholders in a modified coinsurance treaty; partially offset by an increase of $.4 million in fee income earned at IndependenceCare.

Insurance benefits, claims and reserves increased $5.0 million, reflecting an increase of $5.9 million at Madison Life and a decrease of $.9 million at Standard Life. Madison Life's increase resulted from: a $3.1 million increase in ordinary life and individual accident and health reserves, claims and surrenders and a $3.6 million increase in interest on annuity policies, resulting from the 1999 acquisitions; a $.2 increase in group term life premiums; and a $1.9 million increase in LTD claims and reserves due to the increase in premium volume and an increase in loss ratios; such increases were offset by: a $1.5 million decrease in the credit line of business due to the runoff of the 1997 acquisitions; a $1.1 million decrease in dental reserves due to the runoff of this line; and a $.3 million decrease in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $2.8 million decrease in stop-loss reserves due to lower loss ratios; and a $1.3 million decrease in the closed block of ordinary life business due to the surrender by a large group of policyholders; such increases were offset by: a $1.6 million increase in DBL claims and reserves due to higher loss ratios; a $.3 million increase in interest expense and group annuity and life reserves due to an acquisition in 1999; a $.9 million increase in point of service claims due to the increase in premiums; and a $.4 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.6 million. Madison Life's expenses increased $.6 million representing an increase in salaries and related benefits and administrative fees arising from the 1999 acquisitions. Standard Life's expenses increased $.8 million due to an increase in commission expense and consulting fees. IndependenceCare's expenses increased .2 million.

Corporate

Operating income for the quarter ended September 30, 2000 decreased by $1.9 million from being flat in 1999 to a loss of $1.9 million. Operating income includes a realized gain of $.1 million in 1999. Excluding realized gains, operating income decreased by $1.8 million due to an increase in interest expense of $1.0 million attributable to the borrowing of $15.0 million during the fourth quarter of 1999, a decrease of $.7 million in investment income due to lower returns on certain equity investments and an increase of $.1 million in general and administrative expenses.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 85% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at September 30, 2000. Also at such date, approximately 97.8% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2000, approximately 2.2% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was represented by real estate and mortgage loans. The Company has no non-performing fixed maturities.

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

The expected change in fair value of the Company's fixed income portfolio at September 30, 2000 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 1999. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. The risk to the Company is mitigated since a large portion of the Insurance Group's interest sensitive policies are annuities and universal life policies that come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies and carry charges to help offset the Company's costs associated with surrenders. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

The increase in fixed maturities is offset by a decrease in notes receivable as a portion of guaranty association notes (which were received in connection with the 1999 acquisitions) were paid-down. Also offsetting the increase in total investments and due from brokers is an increase in due to brokers due to the timing of a securities trade that settled after September 30, 2000.

The Company had net receivables from reinsurers of $132.9 million at September 30, 2000. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at September 30, 2000.

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

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $13.3 million at September 30, 2000.

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

In accordance with Statement of Financial Accounting Standards No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a decrease in unrealized losses of $3.9 million, net of deferred tax expense and deferred policy acquisition costs, in accumulated other comprehensive loss, reflecting unrealized losses of $7.1 million at September 30, 2000 versus $11.0 million at December 31, 1999. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

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

b) No report on Form 8-K was filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(THE REGISTRANT)

By:/s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and

Dated: November 10, 2000 Chief Financial Officer