Form 10-K405
period 2000-12-31
INDEPENDENCE HOLDING CO
filed 2001-03-30
CIK 701869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

COMMON STOCK, $1.00 PAR VALUE

SHARE PURCHASE WARRANTS

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

7,876,513 shares of common stock were outstanding as of March 26, 2001.

The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of March 26, 2001 was $40,438,849.

The Exhibit Index is located on page 76 of this filing.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for June 22, 2001 are incorporated by reference into Part III of this filing.

PART I

ITEM 1. BUSINESS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard"), IndependenceCare Holdings L.L.C. ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Standard Life, which has an A (Excellent) rating from A.M. Best & Company, Inc. ("Best"), is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin and licensed to sell insurance products in 46 states, the District of Columbia and the Virgin Islands and is an accredited reinsurer in New York, has a B++ (Very Good) rating from Best. First Standard is domiciled in Delaware and licensed to write and reinsure property and/or casualty insurance in five other states. Based on information provided by Best, a Best's rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance. Best ratings are based upon factors relevant to policyholders, agents, and intermediaries, and are not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold securities of IHC.

On August 28, 2000, the Company paid a 10% special stock dividend to shareholders of record as of August 14, 2000. Accordingly, the number of shares of common stock outstanding, common stock options, the number of shares issuable pursuant to the Warrants, all per share calculations and exercise prices included in the accompanying schedules, exhibits, Consolidated Financial Statements and Notes thereto, reflect the 10% stock dividend and its retroactive effect.

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

Standard Life markets its medical stop-loss products through a network of managing general underwriters ("MGUs") who are non-salaried contractors that receive administrative fees. During 2000, Standard Life marketed through thirteen MGUs, including four in which IHC has equity interests. The MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by Standard Life, billing and collecting premiums from the employers, paying commissions to third party administrators ("TPAs") and/or brokers, and adjudicating claims. Standard Life is responsible for selecting MGUs, establishing underwriting guidelines and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. Standard Life also markets this product through its Health Maintenance Organization ("HMO") relationships, as further described below under "Managed Health Care."

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

The medical stop-loss industry has experienced a down cycle for the past several years. Although Standard Life's underwriting losses were partially offset by administration fees earned by Standard Life as the issuing carrier, such results were not acceptable to the Company. In order to improve its experience, Standard Life terminated certain MGUs and producers, increased its underwriting and claims audits, tightened its underwriting guidelines and the Company hired an experienced senior underwriting officer and a medical manager. As a result of these measures and a tightening of rates in the industry, Standard Life expects to experience improved results for the 2000 and 2001 underwriting years.

New York Short-Term Disability

Standard Life markets a short-term statutory disability benefit product in New York State ("DBL"). All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non- occupational injury or illness. The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten. The DBL business is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. During 2000, Standard Life expanded its website to include an interactive component which allows its DBL general agents to access detailed information for each of their in force policies. The Company feels that this enhancement gives Standard Life a competitive advantage in this service-driven market. Standard Life anticipates continuing to expand its DBL business through the addition of general agents, strategic marketing alliances and the acquisition of blocks of business.

Group Term Disability; Group Term Life and Annuities

Group Long-Term and Short-Term Disability

Madison Life and Standard Life sell group long- term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 50% and 70% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years or extend to age 65. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. Madison Life also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until they are eligible for long-term disability benefits or they are no longer disabled.

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

The Company intends to increase sales by targeting non-governmental business, maximizing its traditionally strong sales to school districts, municipalities and hospital employer groups, and marketing Standard Life's LTD product through this distribution system.

Group Term Life; Annuities

Madison Life and Standard Life sell group term life products which are marketed primarily to the same customers that purchase its group LTD and STD products. These products include group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life. In order to enhance its marketing and retention of this line of business, Madison Life also offers a paid-up life benefit for eligible employees of schools and municipalities beginning at age 65, subject to a vesting schedule. Madison Life's group term life products are distributed by the same MGA and independent general agents and agents that distribute its group disability products, with compensation based upon the amount of premiums produced. This MGA has also begun marketing Standard Life's group term life products when a carrier with a higher rating is required. As with its group disability business, the Company intends to expand its sales of these group term life products through this distribution source.

Standard Life distributes group term life insurance products through MGUs (including its medical stop-loss and managed care MGUs), HMOs, general agents, brokers and strategic alliances with other carriers. The independent general agents and agents or brokers who market these products are paid commissions, and the MGUs and HMOs who market these products receive administrative fees.

Standard Life has begun marketing specialized defined benefit and defined contribution service award programs, together with separate group life coverage, to volunteer firefighters in 15 states. These products are distributed through independent general agents who are paid commissions. Standard Life entered this line of business as a result of an acquisition of a block of business in 1999 and, based on its "A" rating and broad licensing, Standard Life intends to increase sales in its core markets and expand into other areas.

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

Over 90% of Madison Life's credit insurance premium is derived from financial institutions (banks, thrifts, credit unions and finance companies). Madison Life also markets through entities that arrange for the extension of credit (e.g., automobile, marine and furniture dealerships). Its credit insurance products are marketed and distributed by non-salaried general agents and brokers who receive commissions or service fees as compensation for services rendered.

Madison Life is expanding its share of the credit insurance market through geographical diversification (with active producers in 29 continental states plus the Virgin Islands and Hawaii), strategic marketing alliances with other insurance companies, and acquisitions of existing general agencies. Madison Life is improving the utilization of its credit insurance resources and reducing unit-operating expenses by performing contract credit insurance third-party administration services for other insurance companies.

Managed Health Care

In 1998, the Company formed IndependenceCare as a managing general underwriter for Standard Life's managed care products. During the first quarter of 2001, IndependenceCare acquired the business and employees of two other managed care MGUs, thereby quadrupling its block of business. IndependenceCare has formed three operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee LLC, and IndependenceCare Underwriting Services - Illinois L.L.C. In addition to marketing Standard Security's products, IndependenceCare has agreements with three other carriers to write business on its behalf in the event of marketing conflicts or regulatory requirements. IndependenceCare's experienced staff is responsible for marketing, underwriting, billing and collecting premiums, medical management and administering and adjudicating reinsurance claims. Final authority for all financial decisions remains with Standard Life; financial reviews of each HMO are performed on behalf of Standard Life by IndependenceCare.

Provider Excess Loss

Standard Life markets provider excess loss products to providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations (collectively, "MCO's") that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation. In addition, First Standard is attempting to broaden its licensing so that it will be able to offer provider excess loss in states in which life and health companies are not permitted to write this coverage. Standard Life writes these products through IndependenceCare and another MGU in which IHC has an equity interest which specializes in provider excess loss insurance. IndependenceCare and this MGU are responsible for marketing, underwriting, billing and collecting premium, medical management and administering and adjudicating claims.

HMO Reinsurance

Standard Life markets, throughout the United States, reinsurance for HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by regulation. A majority of state regulatory authorities responsible for HMO oversight require such coverage. This coverage allows HMOs to manage the risk of excessive exposures by limiting specific losses to a pre-determined amount. Standard Life markets HMO reinsurance through IndependenceCare.

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

HMO Employer Medical Stop-Loss

Standard Life markets its employer medical stop- loss products and other ancillary group products (including group term life, AD&D, LTD, STD, vision and dental) through its HMO distribution network, IndependenceCare and another managed care MGU in which IHC has an equity interest. Like Standard Life's other medical stop-loss product, these plans allow self-insured employers to manage the risk of excessive health insurance exposures by limiting aggregate and specific losses to a predetermined amount, as well as utilizing the managed care expertise of the HMOs to manage losses.

Through equity investments, IHC participates in seven entities that market provider excess loss, HMO reinsurance and employer medical stop-loss products through their proprietary market databases and alliances with various partners. The Company believes that these interests will enable it to control a substantial portion of Standard Life's distribution network for its core products, as well as ancillary group products which Standard Life has available or may develop and/or market in the future.

As a result of these initiatives, Standard Life anticipates an increase in its managed care premiums in 2001.

Special Disability

Standard Life provides disability income, accident medical, accidental death, and AD&D insurance to athletes, executives and entertainers. The coverage is written for a limited term (5 years or less) and is optionally renewable by Standard Life. The principal benefits offered are permanent total disability ("PTD") and temporary total disability ("TTD"). PTD is paid as a lump sum if caused by either an injury or sickness which is career ending. TTD covers the same risks as PTD, but is paid in installments until the maximum limit of insurance is exhausted or the insured no longer has a total disability. For these special risks, Standard Life has delegated marketing and underwriting authority to a specialized MGU which has concentrated its efforts in these markets for more than 15 years. Currently, Standard Life insures no more than half of the value of the individual's contract, thereby sharing the risk with another party (e.g., a team or a corporate sponsor). In addition, Standard Life has minimized its risk on such business by obtaining reinsurance on a quota share or facultative basis. Standard Life has determined to decrease its involvement in this line of business as reflected in the decrease in premiums in each of 1999 and 2000. Standard Life expects this trend to continue in 2001.

Individual Life and Annuities

This category includes: (i) individual insurance products that are in runoff as a result of the Insurance Group's decision to discontinue writing such products; (ii) blocks of individual and annuity business that were acquired from other insurance companies and (iii) individual life and annuities written through Madison Life's military and civilian government employee division.

The following lines of Standard Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Madison Life's runoff in this category consists of existing blocks of individual life (including pre-need (i.e., funeral expense coverage), traditional and interest-sensitive life blocks which were acquired in 1997, 1998 and 1999), individual accident and health products, annual and single premium deferred annuity contracts and individual annuity contracts. Madison Life began marketing in 2000 an individual life product (with annuity and accumulation fund riders) to military and civilian government employees, primarily through payroll deduction. This strategic initiative arises from Madison Life's acquisition of a block of $78,000,000 of this business in 1999 - - see Acquisitions. This business is being distributed through independent general agents and brokers who receive commissions.

Other Business

This category includes: (i) group insurance products that are in runoff as a result of the Insurance Group's decision to discontinue writing such products; (ii) blocks of business that were acquired from other insurance companies written by the Insurance Group (acquired blocks of business of the type currently being written are included within the specified product group); and (iii) certain miscellaneous insurance products.

___________________________

The following table sets forth gross direct and assumed earned premiums and premiums earned of the Insurance Group by principal product for the years indicated (in thousands):

	GROSS DIRECT AND ASSUMED EARNED PREMIUMS

	2000	1999	1998

Medical Stop- Loss	$125,252	$109,153	$92,549
DBL	19,120	19,529	20,912
Group Term Disability;	38,616	34,846	26,292
Term Life and Annuities
Credit Life and Disability	17,603	20,239	22,696
Managed Health Care	34,305	41,848	41,978
Special Disability	18,177	19,764	24,922
Individual Life and Annuities	17,263	12,225	6,225
Other Business	2,573	8,190	7,325

TOTAL	$272,909	$265,794	$242,899

PREMIUMS EARNED
	2000	1999	1998

Medical Stop-Loss	$19,496	$17,204	$19,614
DBL	19,120	19,529	20,912
Group Term Disability;
Term Life and Annuities	15,394	13,498	9,435
Credit Life and Disability	14,274	17,552	20,288
Managed Health Care	4,895	4,680	1,034
Special Disability	279	239	196
Individual Life and Annuities	15,749	14,548	5,347
Other business	1,082	3,143	3,832

TOTAL	$90,289	$90,393	$80,658

The following table summarizes the aggregate life insurance in-force of the Insurance Group (in thousands):
	2000	1999	1998
LIFE INSURANCE IN- FORCE:
Group	$6,661,800	$5,846,322	$5,078,640
Individual term	238,207	584,732	347,253
Individual permanent	1,276,403	852,496	482,210
Credit	737,110	708,938	832,486
TOTAL LIFE INSURANCE
IN-FORCE (1), (2)	$8,913,520	$7,992,488	$6,740,589

NEW LIFE INSURANCE:
Group	$907,583	$1,119,979	$942,001
Individual term	-	-	-
Individual permanent	22,547	38,314	-
Credit	175,669	171,654	302,426

TOTAL NEW LIFE INSURANCE	$1,105,799	$1,329,947	$1,244,427

NOTES:

(1) Includes participating participating
Insurance	$148,397	$142,072	$91,998
(2) Includes ceded
Reinsurance of:
Group	$3,635,801	$2,929,559	$2,526,261
Individual	274,236	262,510	246,102
Credit	92,063	157,967	51,320

Total ceded reinsurance	$4,002,100	$3,350,036	$2,823,683

ACQUISITIONS

The Company has assembled a team of senior executives who are responsible for identifying, analyzing, negotiating, acquiring and administering acquisitions of blocks of insurance business. The team members, who have been involved with numerous acquisitions, focus primarily on transactions involving the purchase of blocks of policies, but also evaluate acquisitions of entire companies. The Company's management information systems ("MIS") and policyholder services departments are experienced in converting the acquired policies and assuming the daily servicing requirements related to the acquisition of substantial blocks of policies. We believe that Madison Life's track record of quickly and efficiently converting large numbers of policies (e.g., over 115,000 policies were converted in a two month period at the end of 1999) provides Madison Life with a competitive advantage in many acquisitions. The Company continually upgrades its systems so as to efficiently handle sophisticated policies and contracts.

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

Historical

Madison Life acquired two blocks of business with effective dates in 2000. One was a small credit insurance block purchased from a company that was voluntarily liquidating. The other was a block of universal life policies with reserves of $14,700,000 purchased from a company that was exiting this line of business.

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

Madison Life acquired three blocks of business in 1996, with aggregate reserves of $41,000,000, including a block of pre-need individual ordinary life insurance and annuity policies with reserves of $33,000,000 from a large insurer, and a block of interest- sensitive whole life insurance with reserves of $7,500,000 from NOLHGA.

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

Outlook

To facilitate its acquisition activity, IHC has contributed $35,000,000 to Madison Life since 1993. These contributions served to further enhance the Insurance Group's already good capital ratios, broad licensing and excellent asset quality. The Company currently has corporate liquidity of $12,819,000. The Company also has $15,000,000 available under its $30,000,000 credit facility (further described in Note 11 of the Notes to Consolidated Financial Statements). The Company anticipates that it can use its current liquidity, its available line of credit and/or raise additional capital in the public or private markets to the extent determined necessary or desirable in order to pursue acquisitions.

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

REINSURANCE AND POLICY RETENTION LIMITS

Although the Company has more than sufficient capital to retain greater risk, it has maintained a conservative risk profile on its insurance products. The Company's conservative risk profile dictates purchasing quota share reinsurance and excess reinsurance. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Net retention limits for Standard Life at December 31, 2000 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) $200,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; and (v) $25,000 on its special disability business. Standard Life also maintains stop-loss and catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 2000, net retention limits for Madison Life were: (i) $4,764 per month on group long-term and short- term disability insurance; (ii) $1,400 per month on group short-term disability insurance; (iii) $175,000 on group term life, accidental death beneifts, and supplemental coverages issued to group term life holders; (iv) $60,000 on substandard ordinary life, group credit single premium life, group family life and individual ordinary life; (v) $1,000 per month on individual substandard long-term disability insurance; (vi) $1,000 per month on credit single premium disability insurance; and (vii) $1,000 monthly benefit on individual accident and health insurance. In addition, Madison Life has purchased additional reinsurance on the portion of risks which it retains, limiting its exposure on a catastrophic (aggregate) loss.

The following reinsurers represent 53.7% of the total ceded premium for the year ended December 31, 2000:

General Reinsurance Corp.	18.8%
Sirius International Insurance Co.	15.3%
ReliaStar Life Insurance Co., Inc.	15.1%
London Life Reinsurance Co.	4.5%
53.7%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies and reinsurance pools comprised of companies that are primarily rated A or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2000 and 1999, the Insurance Group's ceded reinsurance in- force was $4.0 billion and $3.4 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 17 of Notes to Consolidated Financial Statements.

RESERVES AND INVESTMENTS

More than 89% of IHC's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2000, approximately 98% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the results thereof at the meetings of the Board of Directors.

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as at December 31, 2000:
INVESTMENTS BY TYPE
	CARRYING	% OF TOTAL INVESTMENTS
	VALUE	INVESTMENTS

Fixed maturities:
Bonds:
United States Government
and authorities	$168,779	34.4%
States, municipalities and
political subdivisions	1,317	0.3%
Public utilities	13,602	2.8%
All other corporate securities	195,047	39.7%

Total fixed income securities	378,745	77.2%

Equity securities:
Common stocks:
Industrial, miscellaneous
and other	12,146	2.5%
Non-redeemable preferred stock	6,441	1.3%
Options	183	0.1%

Total equity securities	18,770	3.9%

Securities purchased under
agreements to resell	22,253	4.5%
Partnership interests	45,679	9.3%
Policy loans	18,518	3.8%
Other	1,087	0.2%
Short-term investments	5,455	1.1%

Total investments	$490,507	100.0%

At December 31, 2000, 98% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 2000, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED
AAA	68.0%
AA	9.0%
A	8.3%
BBB	12.7%
BB or lower	2.0%
100.0%

The Company's total pre-tax investment results for each of the last three years were as follows:
Consolidated Statement of Operations	2000	1999	1998
Net investment	$35,038,000	$29,815,000	$21,782,000
income
Net realized and
unrealized (losses)
gains	(228,000)	(1,165,000)	2,013,000

Consolidated Balance Sheet
Net unrealized
gains (losses)	15,435,000	(17,520,000)	1,761,000

Total pretax
investment results	$50,245,000	$11,130,000	$25,556,000

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

Risk-based capital requirements are imposed on life and property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk- based capital. Companies that do not meet certain minimum standards require specified corrective action. The risk-based capital ratios for each of Standard Life, Madison Life and First Standard exceed such minimum ratios.

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

EMPLOYEES

The Company has 187 employees.

ITEM 2. PROPERTIES

IHC

IHC has entered into a renewable short-term arrangement with Geneve Corporation for the use of 6,750 square feet of office space as its corporate headquarters in Stamford, Connecticut.

Standard Life

Standard Life leases 13,500 square feet of office space in New York, New York as its corporate headquarters, 3,000 square feet of office space in Farmington, New York for its DBL claims processing center and 1,650 square feet of office space in Heathrow, Florida for a marketing office.

Madison Life

Madison Life leases 16,800 square feet of office space in Middleton, Wisconsin as its corporate headquarters, 3,900 square feet in Birmingham, Alabama for its military and government individual life and annuity division, 1,300 square feet in Austin, Texas for executive office space, 2,400 square feet in Wilkesboro, North Carolina for its credit agency, and 4,200 square feet in South Windsor, Connecticut for its MGU.

IndependenceCare

IndependenceCare - Minneapolis L.L.C. leases 3,000 square feet of office space in Minneapolis, Minnesota, IndependenceCare - Illinois L.L.C. leases 3,800 square feet in Vernon Hills, Illinois and IndependenceCare - Tennessee LLC leases 2,500 square feet in Franklin, Tennessee.

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

		COMMON STOCK		WARRANTS

	HIGH	LOW	HIGH	LOW

QUARTER ENDED:
December 31, 2000	$14.000	$10.000	$.625	$.375
September 30, 2000	14.000	6.000	.688	.500
June 30, 2000	11.932	9.091	.656	.438
March 31, 2000	12.614	9.318	.563	.375

QUARTER ENDED:
December 31, 1999	10.796	9.773	.625	.375
September 30, 1999	11.080	10.227	.750	.625
June 30, 1999	11.477	9.773	1.250	.750
March 31, 1999	12.955	11.307	1.250	1.250

The foregoing prices for the Warrants do not necessarily represent actual transactions, but rather the quoted prices between dealers, excluding retail markup, markdown or commission.

At March 23, 2001, the number of record holders of IHC's (i) common stock was 2,560 and (ii) Warrants was 1,211.

IHC declared a cash dividend of $.05 per share on its common stock on each of November 14, 2000 and November 16, 1999.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.
		YEAR ENDED DECEMBER 31,
	2000	1999	1998	1997	1996
		(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME DATA:
Total revenues	$130,417	$126,714	$110,614	$106,757	$89,344
Operating income (excluding
net realized and
unrealized gains and losses)	17,062	15,725	12,397	11,7031	6,630
Net income from continuing
operations (excluding net
securities gains and losses)	11,486	11,240	9,529	9,7381	6,498
Net income applicable to
common shares from
continuing operations	11,352	10,404	11,057	11,187	6,710

BALANCE SHEET DATA:
Total investments	490,507	441,252	326,156	309,013	249,008
Total assets	724,628	678,351	500,312	454,738	336,401
Insurance liabilities	526,192	509,258	328,491	278,092	202,278
Long-term debt	15,000	15,000	-	-	-
Common stockholders' equity	126,533	103,551	109,527	91,005	76,856

PER SHARE DATA:
Cash dividends declared
per common share	.05	.05	.05	.05	.05
Diluted income per
common share from
continuing operations
(excluding net securities
gains and losses)	1.44	1.39	1.15	1.181	.79
Basic income per common
share from continuing
operations	1.44	1.30	1.36	1.37	.82
Diluted income per
common share from
continuing operations	1.42	1.29	1.33	1.35	.81
Book value per common share	16.06	13.11	13.52	11.14	9.40

1 Also excludes the $1,046,000 gain from the sale of real estate in 1997.

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. All per share data has been retroactively restated to reflect the 10% stock dividend on August 28, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard"), IndependenceCare Holdings L.L.C. ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining income, principally income from parent company liquidity and expense items associated with parent company activities (including the Company's remaining real estate holdings) are included in Corporate (see Item 1 for a discussion of the business).

Additional information pertaining to the Company's business segments is provided in Note 18 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

The Company's operating income increased $2.2 million to $16.8 million for the year ended December 31, 2000 from $14.6 million for the same period in 1999. Net income was $11.4 million, or $1.42 per share, diluted, for the year ended December 31, 2000 compared to $10.4 million, or $1.29 per share, diluted, for the year ended December 31, 1999. The Company had net realized and unrealized losses of $.2 million in 2000 and $1.2 million in 1999. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains from year to year. Excluding net realized and unrealized gains, the Company had operating income of $17.0 million in 2000 as compared to $15.7 million in 1999, an increase of $1.3 million, which approximately consists of: an increase in profitability from the stop-loss line of business, an increase in income from the blocks of business acquired in 1999 by Madison Life ("1999 acquisitions"), and an increase in investment income due to the increase in investable assets slightly offset by a decrease in other lines of business. Income tax expense increased $1.3 million to $5.5 million in 2000 from $4.2 million in 1999 reflecting the increase in income and a higher effective income tax rate in 2000, principally due to the phase out of the small life insurance company deductions (see Capital Resources).

Insurance Group

The Insurance Group's operating income increased $3.6 million to $19.5 million in 2000 from $15.9 million in 1999. Operating income includes net realized and unrealized losses of $.2 million in 2000 compared to $1.2 million in 1999. Operating income excluding net realized and unrealized losses was $19.7 million in 2000 compared to $17.0 million in 1999, an increase of 16%.

Premium revenues decreased $.1 million to $90.3 million in 2000 from $90.4 million in 1999; premium revenues decreased $1.5 million at Madison Life and increased $1.4 million at Standard Life. The decrease at Madison Life is comprised of: a $3.3 million decrease in the credit line of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997; a $1.7 million decrease in dental premiums due to the runoff of this block; and a $.5 million decrease in other life and health lines of business; such decreases were offset by: a $2.3 million increase in long-term disability ("LTD") and $.3 million in group life, both as a result of an increase in premiums written in 2000; and a $1.4 million increase in ordinary life and individual accident and health premiums due to Madison Life's 1999 acquisitions. The increase at Standard Life is comprised of: a $.8 million increase in its provider excess line due to increased retention and a new distribution channel in 2000; a $2.2 million increase in the stop-loss line due to an increase in premium volume and rates; a $.4 million increase in the point of service line and a $.4 million increase in the behavioral health line both due to an increase in production; such increases are offset by: a $.4 million decrease in short-term statutory disability ("DBL") due to a rate reduction, a $1.5 million decrease in the HMO reinsurance line due to the loss of a distribution channel and a $.5 million decrease in other runoff lines.

Total net investment income increased $6.0 million primarily due to an increase in assets due to the acquisitions in 1999. The annualized return on investments of the Insurance Group was 7.1% for both years ended 2000 and 1999.

Other income decreased $2.2 million due to $1.4 million less fee income earned by Madison Life's majority owned managing general underwriter and a $1.4 million decrease at Standard Life due primarily to an increase in coinsurance reserves due to the surrender by a large group of policyholders in a modified coinsurance treaty; partially offset by an increase of $.6 million in fee income earned at IndependenceCare.

Insurance benefits, claims and reserves decreased $1.5 million, reflecting an increase of $.4 million at Madison Life and a decrease of $1.9 million at Standard Life. Madison Life's increase resulted from: a $.2 million increase in ordinary life and individual accident and health reserves, claims and surrenders and a $.8 million increase in interest on annuity policies, resulting from the 1999 acquisitions; a $.3 increase in group term life benefits; and a $2.8 million increase in LTD claims and reserves due to the increase in premium volume and an increase in loss ratios; such increases were offset by: a $1.4 million decrease in the credit line of business due to the runoff of acquisitions slightly offset by higher loss ratios in this line; a $1.2 million decrease in dental reserves due to the runoff of this line; a $.6 million decrease in dividends paid to policyholders; and a $.5 million decrease in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $3.3 million decrease in stop-loss reserves due to lower loss ratios; a $.9 million decrease in the HMO reinsurance line due to the decrease in volume; and a $1.3 million decrease in the closed block of ordinary life business due to the surrender by a large group of policyholders; such decreases were offset by: a $1.8 million increase in DBL claims and reserves due to higher loss ratios; a $.4 million increase in interest expense and group annuity and life reserves due to an acquisition in 1999; a $.9 million increase in the personal accident assumed line of business due to higher loss ratios and a $.5 million increase in point of service claims due to the increase in premiums.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $2.5 million. Madison Life's expenses increased $2.1 million representing an increase in net commission expense of $1.6 million and an increase of $.5 million in salaries, related benefits and administrative fees all arising from the 1999 acquisitions. Standard Life's expenses increased $.3 million due to an increase in commission expense and consulting fees. IndependenceCare's expenses increased $.1 million.

Corporate

Operating income for the year ended December 31, 2000 decreased by $1.4 million to a loss of $2.7 million in 2000 from a loss of $1.3 in 1999. This decrease in income is due to an increase in interest expense of $1.1 million attributable to the borrowing of $15.0 million during the fourth quarter of 1999, a decrease of $.9 million in investment income due to lower returns on certain equity investments partially offset by a decrease of $.6 million in general and administrative expenses due to a reduction in salary related expenses.

1999 COMPARED TO 1998

The Company's operating income increased $.2 million to $14.6 million for the year ended December 31, 1999 from $14.4 million for the same period in 1998. Net income was $10.4 million, or $1.29 per share, diluted, for the year ended December 31, 1999 compared to $11.1 million, or $1.33 per share, diluted, for the year ended December 31, 1998. The Company had net realized and unrealized losses of $1.2 million in 1999 and gains of $2.0 million in 1998. Excluding net realized and unrealized gains, the Company had operating income of $15.7 million in 1999 as compared to $12.4 million in 1998, an increase of $3.3 million, which approximately consists of: an increase in acquisitions at Madison Life partially offset by a decrease due to other lines of business, and an increase in yields on investable assets. Income tax expense increased $.8 million to $4.2 million in 1999 from $3.4 million in 1998 reflecting a higher effective income tax rate in 1999, principally due to the loss of tax benefits associated with the utilization of net operating loss carryforwards which are no longer available and the phase out of the small life insurance company deductions.

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

Premiums earned increased $9.7 million to $90.4 million in 1999 from $80.7 million in 1998; premiums earned increased $9.5 million at Madison Life and $.2 million at Standard Life. The increase at Madison Life is comprised of: a $2.6 million increase in LTD premiums due to an increase in retention on this line of business and an increase in premiums written in 1999; a $9.4 million increase in ordinary life and individual accident and health premiums primarily due to the acquisition of several blocks of business effective June 30, 1999 and May 1, 1999; and a $.8 million increase in group term life premiums due to an increase in retention; such increases were offset by: a $2.7 million decrease in the credit line of business primarily due to the runoff of acquisitions from 1997; a $.3 million decrease in family group term life and a $.3 million decrease in all other lines of business. The increase at Standard Life is comprised of: an increase of $.8 million in group life due to the acquisition of the volunteer firefighters block of business effective April 1, 1999; an increase of $2.6 million in HMO reinsurance due to an increase in retention in 1999; an increase of $.5 million in POS also due to higher retention; an increase of $.4 million in the provider excess line of business due to increased production; and a $.3 million increase in group term life due to increased production; such increases were offset by: a $1.4 million decrease in its DBL line due to terminations in 1998 resulting in a lower premium base in 1999; a $.8 million decrease in an accident and health reinsurance facility assumed due to the runoff of this line; and a $2.2 million decrease in stop-loss health premiums due to an overall reduction in retention in 1999.

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

Other income increased $1.7 million. Madison Life had an increase of $1.4 million due to fee income earned by the managing general underwriter; such fee income was offset by expenses described below in general and administrative expenses. Other income at Standard Life increased $.3 million due to an increase in fees earned from higher gross stop loss premiums.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 87% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at December 31, 2000. Also at such date, approximately 98% of the Company's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2000, approximately 2% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the Company's total investments were in real estate and mortgage loans. The Company has no non-performing fixed maturities.

Risk Management

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities, and may utilize options to modify the duration and average life of such assets; see Note 1(F)(iv) of Notes to Consolidated Financial Statements.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2000:

	Estimated	Estimated Change in
Change in Interest Rates	Fair Value	Fair Value
	(in millions)

300 basis point rise	$323.3	$(55.4)
200 basis point rise	340.4	(38.3)
100 basis point rise	359.3	(19.4)
Base scenario	378.7	-
100 basis point decline	397.8	19.1
200 basis point decline	415.5	36.8
300 basis point decline	433.6	54.9

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

Balance Sheet

The increase in cash is offset by the increase in due to brokers due to the timing of a securities trade. The increase in total investments is due to the increase in unrealized gains on such securities and the decrease in notes receivable that were paid off and subsequently reinvested in fixed maturities.

The Company had net receivables from reinsurers of $144.0 million at December 31, 2000. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at December 31, 2000.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, fixed maturities, equity securities and partnership interests) amounted to $12.8 million at December 31, 2000. During 2000, IHC repurchased 20,582 shares of common stock for $.2 million under a repurchase program initiated in 1991.

CAPITAL RESOURCES

Due to its good capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity, including the remaining $15.0 million availability under its credit facility. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in unrealized gains of $12.3 million, net of deferred taxes of $.8 million and net of deferred policy acquisition costs of $2.3 million in total stockholders' equity, reflecting net unrealized gains of $1.2 million at December 31, 2000 versus net unrealized losses of $11.0 million at December 31, 1999. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

The results of 2000 reflect a higher effective tax rate than in 1999 due to the phase out of the small life insurance company deduction. As previously reported, the Company expects that its future results will continue to reflect higher effective tax rates.

OUTLOOK

Managing General Underwriters

Subsequent to December 31, 2000, IndependenceCare acquired all of the assets of two managed care managing general underwriters ("MGU") based in Nashville and Chicago writing Provider Excess Loss and HMO Reinsurance. IHC also acquired a significant equity stake in Standard Life's largest health care MGU. These investments, together with the Company's equity stakes in four other MGUs, should enable IHC to control a substantial portion of Standard Life's distribution network for its core health care products, as well as providing an outlet for our other group benefits products, including group life, statutory short-term disability, long- term disability, vision and dental marketed to employers through brokers, producers and HMO's.

December 1999 Assumption Reinsurance Transactions

To facilitate its acquisition activity, IHC has contributed $35.0 million to Madison Life since 1993. These contributions served to further enhance the Insurance Group's already good capital ratios, broad licensing and excellent asset quality. The Company currently has corporate liquidity of $12.8 million. The Company also has $15.0 million available under its $30.0 million credit facility (further described in Note 11 of the Notes to Consolidated Financial Statements). The Company anticipates that it can use its current liquidity, its available line of credit and/or raise additional capital in the public or private markets to the extent determined necessary or desirable in order to pursue acquisitions.

Business

The Company anticipates increasing its premium volume through: (i) investments in affiliated marketing subsidiaries; (ii) expansion of its network of MGUs, MGAs, HMOs, general agents and agents; (iii) acquisitions of blocks of business; (iv) greater geographical diversity; and (v) strategic marketing alliances. The Company is particularly interested in acquiring the following types of policies: traditional and group life, interest sensitive life, credit life and health, limited benefit health (e.g., cancer or hospital indemnity), medical stop-loss, DBL blocks, and certain other disability. In anticipation of increased acquisition opportunities, the Company has significantly improved its administration systems which has enabled it to more efficiently convert and manage acquired blocks.

Although federal and state legislative and regulatory bodies have proposed various health care and insurance reform initiatives in recent years (see Item 1. Business), the Company anticipates that its insurance products will continue to be viable in any such changed environment.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000 issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the Effective Date of SFAS Statement No. 133." Both SFAS No. 133 and 138 are effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company has evaluated the impact of SFAS No. 133 and 138 and would have recorded an additional loss of $66,000 before tax in the income statement had they been adopted at December 31, 2000.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement requires the Company to reclassify certain financial assets pledged as collateral and to disclose certain information about its collateral activities at December 31, 2000. There was no impact on the financial statements of the Company at December 31, 2000. The Company is currently evaluating the impact of SFAS No. 140 for those provisions effective March 31, 2001, but does not expect it to have a material impact on the Company.

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

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (§ 229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

(a) (1) and (2) See Index to Consolidated Financial Statements

and Schedules on page 32.

(b) (3) EXHIBITS See Index to Exhibits on page 76.

No reports were filed on Form 8-K during 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29th, 2001.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By:/s/ Roy T.K. Thung

Roy T.K. Thung

Director, President,

and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 29th day of March, 2001.

/s/ Larry R. Graber

Larry R. Graber

Director

/s/ Harold E. Johnson

Harold E. Johnson

Director

/s/ Allan C. Kirkman

Allan C. Kirkman

Director

/s/ Steven B. Lapin

Steven B. Lapin

Director and Vice Chairman

/s/ Edward Netter

Edward Netter

Director and Chairman

/s/ Robert P. Ross, Jr.

Robert P. Ross, Jr.

Director

/s/ Edward J. Scheider

Edward J. Scheider

Director

/s/ James G. Tatum

James G. Tatum

Director

/s/ Roy T.K. Thung

Roy T.K. Thung

Director, President,

and Chief Executive Officer

(Principal Executive Officer)

/s/ Teresa A. Herbert

Teresa A. Herbert

Vice President

and Chief Financial Officer

(Principal Financial and Accounting Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
PAGES

INDEPENDENT AUDITORS' REPORT	33

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2000
and 1999	34

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and 1998	35

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2000, 1999 and 1998	36

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998	37 - 38

Notes to Consolidated Financial Statements	39 - 68

SCHEDULES:*

Summary of investments - other than investments in
affiliates at December 31, 2000 (Schedule I)	69

Condensed financial information of parent company
(Schedule III)	70 - 74

Supplementary insurance information (Schedule V)	75

EXHIBIT INDEX	76

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York

March 20, 2001

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,	2000	1999
ASSETS:
Investments:
Short-term investments	$5,455,000	$9,668,000
Securities purchased under agreements
to resell (Note 3)	22,253,000	14,952,000
Fixed maturities (Note 4)	378,745,000	339,646,000
Equity securities (Note 4)	18,770,000	15,613,000
Other investments (Note 8)	65,284,000	61,373,000
Total investments	490,507,000	441,252,000
Cash and cash equivalents	18,024,000	6,689,000
Due from brokers	2,187,000	416,000
Deferred acquisition costs (Note 1)	26,731,000	32,537.000
Due and unpaid premiums	7,977,000	14,645,000
Due from reinsurers	152,872,000	134,764,000
Notes and other receivables	15,601,000	37, 548,000
Other assets (Note 1)	10,729,000	10,500,000

TOTAL ASSETS	$724,628,000	$678,351,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits (Note 1)	$322,868,000	$289,689,000
Funds on deposit	170,973,000	185,936,000
Unearned premiums	20,485,000	21,557,000
Policy claims (Note 9)	7,224,000	7,062,000
Other policyholders' funds	4,642,000	5,014,000
Due to brokers	24,597,000	9,593,000
Due to reinsurers	8,853,000	16,012,000
Accounts payable, accruals and other
liabilities	20,311,000	20,424,000
Income taxes (Note 15)	3,142,000	4,513,000
Debt (Note 11)	15,000,000	15,000,000

TOTAL LIABILITIES	598,095,000	574,800,000

STOCKHOLDERS' EQUITY: (Notes 12, 13 and 14)
Preferred stock (none issued)	-	-
Common stock, 7,878,813 and 7,898,110
shares issued and outstanding,
respectively, net of 1,784,906 and
1,766,524 shares in treasury, respectively	7,879,000	7,898,000
Paid-in- capital	80,099,000	80,308,000
Accumulated other comprehensive
income (loss):
Unrealized gains (losses) on investments, net	1,237,000	(11,028,000)
Retained earnings	37,318,000	26,373,000

TOTAL STOCKHOLDERS' EQUITY	126,533,000	103,551,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$724,628,000	$678,351,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,	2000	1999	1998
REVENUES
Premiums earned (Note 17)	$90,289,000	$90,393,000	$80,658,000
Net investment income (Note 6)	35,038,000	29,815,000	21,782,000
Net realized and unrealized
(losses) gains (Note 7)	(228,000)	(1,165,000)	2,013,000
Other income	5,318,000	7,671,000	6,161,000

	130,417,000	126,714,000	110,614,000

EXPENSES:
Insurance benefits, claims and
reserves	68,315,000	69,773,000	59,631,000
Amortization of deferred
acquisition costs (Note 1)	6,447,000	6,561,000	5,306,000
Interest expense on long- term
debt (Note 11)	1,258,000	122,000	-
Selling, general and
administrative expenses	37,563,000	35,698,000	31,267,000

	113,583,000	112,154,000	96,204,000

Operating income before income
taxes	16,834,000	14,560,000	14,410,000
Income tax expense (Note 15)	5,482,000	4,156,000	3,353,000

NET INCOME	$11,352,000	$10,404,000	$11,057,000

Basic Income per common share	$1.44	$1.30	$1.36

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	7,896,000	7,979,000	8,157,000

Diluted Income per common share	$1.42	$1.29	$1.33

WEIGHTED AVERAGE DILUTIVE
SHARES OUTSTANDING	7,984,000	8,058,000	8,292,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
				ACCUMULATED
				OTHER		TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY

BALANCE AT DECEMBER 31, 1997	8,173,186	$8,173,000	$75,303,000	$1,892,000	$5,637,000	$91,005,000
COMPREHENSIVE INCOME:
Net income					11,057,000	11,057,000
Net change in unrealized gains				751,000		751,000
TOTAL COMPREHENSIVE INCOME						11,808,000
Purchase of common stock
and warrants	(75,536)	(76,000)	(802,000)			(878,000)
Exercise of common stock options	6,050	7,000	48,000			55,000
Credit for liability of business
transferred			7,905,000			7,905,000
Common stock dividend					(368,000)	(368,000)

BALANCE AT DECEMBER 31, 1998	8,103,700	8,104,000	82,454,000	2,643,000	16,326,000	109,527,000
COMPREHENSIVE INCOME:
Net income					10,404,000	10,404,000
Net change in unrealized gains				(13,671,000)		(13,671,000)
TOTAL COMPREHENSIVE LOSS						(3,267,000)
Purchase of common stock
and warrants	(255,750)	(256,000)	(2,478,000)			(2,734,000)
Exercise of common stock options	50,160	50,000	258,000			308,000
Tax benefit on option exercise			74,000			74,000
Common stock dividend					(357,000)	(357,000)

BALANCE AT DECEMBER 31, 1999	7,898,110	7,898,000	80,308,000	(11,028,000)	26,373,000	103,551,000
COMPREHENSIVE INCOME:
Net income					11,352,000	11,352,000
Net change in unrealized gains				12,265,000		12,265,000
TOTAL COMPREHENSIVE INCOME						23,617,000
Purchase of common stock
and warrants	(20,582)	(20,000)	(211,000)			(231,000)
Exercise of common stock options	2,200	2,000	2,000			4,000
Fractional shares from 10% stock
dividend	(915)	(1,000)			(12,000)	(13,000)
Common stock dividend					(395,000)	(395,000)
BALANCE AT DECEMBER 31, 2000	7,878, 813	$7,879,000	$80,099,000	$1,237,000	$37,318,000	$126,533,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,352,000	$10,404,000	$11, 057,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred acquisition costs	6,447,000	6,561,000	5,306,000
Realized losses (gains) on sales of
investment securities	432,000	1,119,000	(2,111,000)
Unrealized (gains) losses on
trading securities	(204,000)	46,000	98,000
Equity income	(360,000)	(423,000)	(158,000)
Depreciation and amortization	957,000	599,000	542,000
Deferred tax benefits	(660,000)	(414,000)	(512,000)
Income taxes credited to paid in capital	-	74,000	-
Other	(650,000)	(1,164,000)	(274,000)
Change in assets and liabilities:
Net sales of trading securities	466,000	493,000	483,000
Increase in insurance liabilities	8,250,000	50,016,000	23,884,000
Additions to deferred acquisition costs	(2,971,000)	(22,575,000)	(4,682,000)
Change in net amounts due
from and to reinsurers	(25,267,000)	8,404,000	(25,051,000)
Change in income tax liability	(1,551,000)	(847,000)	667,000
Change in due and unpaid premiums	6,668,000	(4,332,000)	(3,865,000)
Other	(528,000)	(2,118,000)	(5,237,000)
Net cash provided by
operating activities	2,381,000	45,843,000	147,000

(CONTINUED)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED DECEMBER 31,	2000	1999	1998

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from
and to brokers	13,233,000	(9,497,000)	(24,635,000)
Net purchases of short- term investments	(62,340,000)	(67,294,000)	(78,418,000)
Sales and maturities of
short-term investments	66,740,000	83,015,000	73,251,000
Net (purchases) sales of resale and	000
repurchase agreements	(7,301,000)	(3,271,000)	13,788,000
Sales of equity securities	80,396,000	55,456,000	53,390,000
Purchases of equity securities	(83,404,000)	(54,344,000)	(56,246,000)
Sales and maturities of fixed maturities	649,699,000	445,395,000	174,459,000
Purchases of fixed maturities	(673,739,000)	(583,486,000)	(188,907,000)
Proceeds on sales of other investments	8,609,000	4,846,000	11,105,000
Additional investments in other investments,
net of distributions	(12,107,000)	(13,686,000)	(12,677,000)
Cash received on coinsurance/assumption
reinsurance transactions	12,715,000	121,728,000	28,127,000
Acquisition of company	-	-	(2,188,000)
Change in notes receivable	28,261,000	(26,474,000)	(997,000)
Other	(7,182,000)	(7,608,000)	(47,000)

Net cash provided (used) by
investing activities	13,580,000	(55,220,000)	(9,995,000)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Repurchase of common stock and warrants	(231,000)	(2,734,000)	(878,000)
Exercise of common stock options	4,000	308,000	55,000
Payments of investment- type
insurance contracts	(4,029,000)	(4,029,000)	(4,096,000)
Increase in long-term debt	-	15,000,000	-
Dividends paid	(370,000)	(368,000)	(372,000)

Net cash (used) provided
by financing activities	(4,626,000)	8,177,000	(5,291,000)

Increase (decrease) in cash
and cash equivalents	11,335,000	(1,200,000)	(15,139,000)
Cash and cash equivalents,
beginning of year	6,689,000	7,889,000	23,028,000
Cash and cash equivalents, end of year	$18,024,000	$6,689,000	$7,889,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_______________________________________________________ ____________________

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A) BUSINESS AND ORGANIZATION

Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard"), IndependenceCare Holdings L.L.C. ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 57% of IHC's outstanding common stock at December 31, 2000.

(B) PRINCIPLES OF CONSOLIDATION AND PREPARATION OF FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of IHC and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) RECLASSIFICATION

Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2000 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_______________________________________________________ ____________________

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

transactions and are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

(F) INVESTMENTS IN SECURITIES

(i) Investments in fixed income securities, notes and redeemable preferred stock, equity securities, and derivatives (options and options on future contracts) are valued as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value"). Unrealized gains or losses are credited or charged, as appropriate, to the Consolidated Statements of Operations.

(b) Securities which may or may not be held to maturity ("available-for-sale") are carried at fair value. Unrealized gains or losses, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, directly to other comprehensive income. Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.

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

(iv) The Company enters into derivative financial instruments, such as put and call option contracts on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment and equity index options to offset fluctuations in the equity markets. The derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, net of deferred income taxes, credited or charged, as appropriate, directly to other comprehensive income for investments classified as available-for- sale or to the Consolidated Statements of Income for investments classified as trading. All realized gains and losses are reflected currently in the Consolidated Statements of Income. As of December 31, 2000, the Company held US Treasury put options that expire in 2001.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_______________________________________________________ ____________________

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

    PARTNERSHIP INTERESTS

    Partnership interests primarily consist of investments in partnerships that have relatively "market neutral" arbitrage strategies, or strategies which are relatively insensitive to interest rates and all securities held by these partnerships are carried at fair value. All partnership investments are carried on the equity method, which approximates the Company's equity in their underlying net book value.

    MORTGAGE LOANS AND POLICY LOANS

    Mortgage loans and policy loans are stated at their aggregate unpaid balances.

    DEFERRED ACQUISITION COSTS

    The costs of acquiring new insurance business, principally commissions and certain variable underwriting, agency and policy issuance expenses, have been deferred and are being amortized, with interest, over the premium paying period of the related insurance policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using assumptions as to mortality (morbidity on health insurance) and withdrawals consistent with those used in calculating future insurance policy benefits. Credit life and credit accident and health deferred insurance acquisition costs are amortized proportionally over the period during which the premium is earned. Deferred acquisition costs are periodically reviewed to determine recoverability from future income, including investment income, and, if not recoverable, are charged to expense. Deferred acquisition costs have been decreased (increased) by $2,330,000 and ($2,276,000) in 2000 and 1999, respectively, representing the portion of unrealized (losses) gains in stockholders' equity that have been allocated to deferred acquisition costs on interest sensitive products rather than as a component of other comprehensive income.

    PROPERTY AND EQUIPMENT

Property and equipment included in other assets are stated at cost of $1,865,000 and $1,951,000 which is net of accumulated depreciation and amortization of $3,045,000 and $2,568,000 in 2000 and 1999, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

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

Future insurance policy benefits consist of the following at December 31, 2000 and 1999:
	2000	1999
		(IN THOUSANDS)

Life	$168,120	$158,300
Accident and health	154,748	131,389
	$322,868	$289,689

(L) FUNDS ON DEPOSIT

Funds received for certain long-duration contracts (principally, annuities and universal life policies) are credited directly to a policyholder liability account-funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at an annual rate of 2.5% to 13.9% in 2000 and 1999. The average credited rate was 6.1% and in both of 2000 and 1999 respectively.

(M) INSURANCE PREMIUM REVENUE RECOGNITION

Premiums from short-duration contracts ordinarily will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. Premiums from long-duration contracts are recognized as revenue when due from policyholders.

(N) PARTICIPATING POLICIES

Participating policies represent 18.4%, 12.1% and 15.8% of the individual life insurance in-force and 1.2%, 1.2% and 1.4% of the net premiums earned, as of and for the years ended December 31, 2000, 1999 and 1998, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. With respect to Standard Life, New York State Insurance Department requirements limit the amount of profit on participating policies which can inure to stockholders to 10% of such profits or $.50 per year

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

per $1,000 of such insurance in-force, whichever is greater. A significant portion of the participating business is comprised of non-dividend paying policies. With regard to the remaining policies, dividends are either paid or earned on participating policies based on guaranteed contract dividend amounts, by a flat percentage of premiums, or by the same dollar amount paid in prior years as long as the policy is premium paying. Because of the methods described above, no allocation method of earnings is required. At December 31, 2000, none of the insurance companies' stockholders' equity was restricted because of participating policyholders' surplus.

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

(P) INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation for 2000, 1999 and 1998, respectively, are 88,000, 79,000 and 135,000 incremental shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 2,074,058 shares of common stock at $14.89 per share were not included in the computation of diluted earnings per share because the warrants' strike price was greater than the average market price of the common shares during 2000, 1999 and 1998.

(Q) REINSURANCE

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

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

(S) NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000 issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the Effective Date of SFAS Statement No. 133." Both SFAS No. 133 and 138 are effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company has evaluated the impact of SFAS No. 133 and 138 and would have recorded an additional loss of $66,000 before tax in the income statement had they been adopted at December 31, 2000.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after Mach 31, 2001. The statement requires the Company to reclassify certain financial assets pledged as collateral and to disclose certain information about its collateral activities at December 31, 2000. There was no impact on the financial statements of the Company at December 31, 2000. The Company is currently evaluating the impact of SFAS No. 140 for those provisions effective March 31, 2001, but does not expect it to have a material impact on the Company.

    10% STOCK DIVIDEND

On August 28, 2000, the Company paid a 10% special stock dividend to shareholders of record as of August 14, 2000. Fractional shares were paid in cash in lieu of stock. Accordingly, the number of shares of common stock outstanding, common stock options, the number of shares issuable pursuant to the Warrants, all per share calculations and exercise prices included in the accompanying Consolidated Financial Statements and Notes thereto, reflect the 10% stock dividend and its retroactive effect.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The notes receivable represented obligations of the Mississippi Guaranty Association ($26,295,000) and South Carolina Guaranty Association ($2,016,000), accrued interest at the rate of 7.25% per annum and matured on December 9, 2000. All of such notes have been repaid. The policy loans bear an average interest rate of 7.0%.

NOTE 3. RESALE AGREEMENTS

Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 2000, the Company had $22,253,000 in resale agreements outstanding, all of which settled on January 2, 2001 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements and values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES

The cost, (amortized cost with respect to certain fixed maturities) gross unrealized gains, gross unrealized losses and fair value of investments in securities are as follows:
		DECEMBER 31, 2000
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
		(IN THOUSANDS)
FIXED MATURITIES
AVAILABLE-FOR- SALE:
Corporate securities	$105,978	$749	$(3,700)	$103,027
Collateralized mortgage
obligations ("CMO's")
and asset backed
securities	103,950	3,394	(1,722)	105,622
U.S. Government and
agencies obligations	95,038	2,995	(73)	97,960
Agency mortgage backed
security pass throughs	70,180	722	(83)	70,819
Obligations of states
and political
subdivisions	1,297	27	(7)	1,317
Total fixed maturities	$376,443	$7,887	$(5,585)	$378,745

EQUITY SECURITIES
AVAILABLE-FOR- SALE:
Common stock	$11,436	$1,963	$(1,253)	$12,146
Preferred stock	6,673	-	(232)	6,441
Options	249	-	(66)	183
Total equity securities	$18,358	$1,963	$(1,551)	$18,770

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (CONTINUED)
		DECEMBER 31, 1999
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
		(IN THOUSANDS)
FIXED MATURITIES
AVAILABLE-FOR- SALE:
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
AVAILABLE-FOR- SALE:
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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair value of fixed maturities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluding extraordinary paydowns, the average life of mortgage backed securities is materially less than the original stated maturity.
	AMORTIZED	FAIR	% OF
	COST	VALUE	FAIR VALUE
		(IN THOUSANDS)

Due in one year or less	$3,134	$3,137.8%
Due after one year through
five years	77,799	77,945	20.6%
Due after five years through
ten years	87,425	88,257	23.3%
Due after ten years	33,950	32,965	8.8%
	202,308	202,304	53.5%
Mortgage Backed Securities
15 year	109,439	111,122	29.3%
20 year	17,034	17,157	4.5%
30 year	47,662	48,162	12.7%
	$376,443	$378,745	100.0%

The average fair value of trading options and futures contracts sold, but not yet purchased was $353,000 and $51,000 for 2000 and 1999, respectively.

Gross gains of $11,098,000 and gross losses of $11,572,000 were realized on sales of available-for-sale securities for the year ended December 31, 2000.

Gross gains of $7,733,000 and gross losses of $8,696,000 were realized on sales of available-for-sale securities for the year ended December 31, 1999.

At December 31, 2000 the Company had derivative instruments with a cost at $249,000 and a fair value at $183,000. The Company had no investments in derivative financial instruments at December 31, 1999.

NOTE 5. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments not disclosed elsewhere in the notes:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

(CONTINUED)

(A) POLICY LOANS

The fair value of policy loans is calculated by projecting the current policy loans in the aggregate to the end of the expected lifetime period of the life insurance business at the average policy loan rates and discounting them at a current market policy loan interest rate.

(B) FUNDS ON DEPOSIT

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

(C) DEBT

The fair value of long- term debt is determined to equal carrying value as all debt outstanding carries interest rates which are based on approximate current interest rates.

The estimated fair values of financial instruments are as follows:
	DECEMBER 31, 2000		DECEMBER 31, 1999
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
		(IN THOUSANDS)

FINANCIAL ASSETS:
Fixed maturities	$378,745	$378,745	$339,646	$339,646
Equity securities	18,770	18,770	15,613	15,613
Policy loans	18,518	19,361	16,922	16,454

FINANCIAL LIABILITIES:
Funds on deposit	170,973	171,781	185,936	187,017
Long-term debt	15,000	15,000	15,000	15,000

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. NET INVESTMENT INCOME

Major categories of net investment income for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:
	2000	1999	1998
		(IN THOUSANDS)

Fixed maturities	$24,972	$16,037	$14,563
Equity securities	992	914	850
Short-term investments	5,280	1,912	1,050
Policy loans	864	721	964
Other	361	49	197
Interest income earned from
assumption reinsurance
agreements	316	4,498	1,072
Investment income from
partnerships	4,667	6,297	3,086
Equity income from
partnerships	363	423	158
Interest expense	(2,550)	(819)	-
Investment expenses	(227)	(217)	(158)
	$35,038	$29,815	$21,782

Interest income earned from assumption reinsurance agreements represents the interest earned on the assets transferred from the effective date until the closing date.

NOTE 7. NET REALIZED AND UNREALIZED GAINS (LOSSES)

Net realized and unrealized gains (losses) on investments for the years ended December 31, 2000, 1999 and 1998 are as follows:
	2000	1999	1998
		(IN THOUSANDS)

Fixed maturities	$368	$(3,308)	$1,488
Equity securities	(1,461)	2,935	974
Financial instruments sold,
but not yet purchased	1,529	(340)	(319)
Options	(869)	(404)	(43)
Other	1	(3)	11
Net realized (losses) gains	(432)	(1,120)	2,111
Net unrealized gains (losses)	204	(45)	(98)

	$(228)	$(1,165)	$2,013

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER INVESTMENTS

Other investments consist of the following at December 31, 2000 and 1999:

	2000	1999
		(IN THOUSANDS)

Partnership interests	$45,679	$43,521
Policy loans	18,518	16,922
Mortgage loans	26	26
Other	1,061	904
	$65,284	$61,373

Included in partnership interests are the following significant investments:

A) Dolphin Limited Partnership-A

The Company had invested $22,215,000 and $21,227,000 at December 31, 2000 and 1999, respectively, in Dolphin Limited Partnership-A ("DLP-A"), a limited partnership which primarily invests in relatively "market neutral" strategies, such as merger arbitrage, convertible arbitrage and distressed situations.

Relatively "market neutral" strategies generally may be less affected by movements in the equity and fixed income markets than traditional investments. "Merger arbitrage" is an investment strategy primarily designed to profit from the successful completion of proposed mergers, takeovers, tender offers, leveraged buy-outs, recapitalizations and spin-offs. "Convertible arbitrage" is a strategy principally designed to capitalize on discrepancies in the pricing of convertible securities and their underlying common stock or equivalents. "Distressed situations" principally means entities which are in bankruptcy proceedings or are otherwise financially distressed. While these strategies are considered relatively "market neutral," there are also risks associated with the underlying transactions.

Effective January 2000, substantially all of the assets of DLP-A and Dolphin International Fund, Ltd. (the "Fund"), a newly formed corporation, were invested in Dolphin Limited Partnership-I, L.P. ("DLP-I"). DLP-I has investment objectives and restrictions similar to those of DLP-A, and under normal circumstances is expected to apply those objectives and restrictions as if those investments were made directly by DLP-A. DLP-A and the Fund share in the profits and losses of DLP-I proportionately, with their losses being limited to the amount of their investments. The general partner of DLP-A and DLP-I currently has available another investment vehicle, and under the partnership agreements may form others.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER INVESTMENTS (CONTINUED)

The condensed balance sheets of DLP-A at December 31, 2000 and 1999 are as follows:

	2000	1999
		(IN THOUSANDS)

Investment in DLP- I	$83,973	$-
Investments at fair value	-	60,329
Due from brokers	-	28,677
Total assets	$83,973	$89,006
Financial instruments sold, but not
yet purchased	$-	$25,869
Other liabilities	37	1,137
Total liabilities	37	27,006
Partners' capital:
IHC	22,215	21,227
Other partners	61,721	40,773
Total liabilities and
partners' capital	$83,973	$89,006

The condensed statements of operations for DLP-A for the years ended December 31, 2000, 1999 and 1998 are as follows:
	2000	1999	1998
		(IN THOUSANDS)

Net realized and unrealized
gains	$-	$9,922	$6,101
Net investment income	12,479	2,548	1,825
Total revenues	12,479	12,470	7,926
Operating expenses	1,140	2,324	1,629
Net income	$11,339	$10,146	$6,297

IHC's share of net income	$2,988	$3,067	$2,102

    Incopoint Limited Partnership

The Company had invested $12,957,000 and $13,408,000 at December 31, 2000 and 1999, respectively, in Incopoint Limited Partnership ("Incopoint"), a limited partnership which principally invests in relatively "market neutral" strategies and other investment partnerships.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER INVESTMENTS (CONTINUED)

The condensed balance sheets of Incopoint at December 31, 2000 and 1999 are as follows:
	2000	1999
		(IN THOUSANDS)

Cash and investments at fair value	$19,368	$2	19,360
Investments in partnerships at equity	5,421	15,104
Other assets	87		26
Total assets	$24,876		$34,490

Financial instruments sold, but not
yet purchased	$3,659		$8,594
Other liabilities	369		227
Total liabilities	4,028		8,821
Partners' capital:
IHC	12,957	13,408
Other partners	7,891		12,261
Partners' capital	20,848		25,669
Total liabilities and
partners' capital	$24,876		$34,490

The condensed statements of operations for Incopoint for the years ended December 31, 2000, 1999 and 1998 are as follows:

	2000	1999	1998
		(IN THOUSANDS)

Net realized and unrealized
gains	$944	$734	$4,554
Net investment income (expense)	(40)	4,492	(1,010)
Total revenues	904	5,226	3,544
Expenses	25	25	25
Net income	$879	$5,201	$3,519

IHC's share of net income	$660	$2,576	$1,666

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INSURANCE POLICY CLAIMS (CONTINUED)

The change in the liability for unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for December 31, 2000, 1999 and 1998 is as follows:
	2000	1999	1998
		(IN THOUSANDS)

Balance at beginning of year	$2,454	$2,683	$2,814
Less: reinsurance recoverables	193	186	274
Net balance at beginning
of year	2,261	2,497	2,540
Amount incurred:
Current year	27,528	32,454	36,840
Prior years	12,015	7,729	6,679
Total	39,543	40,183	43,519
Amount paid, related to:
Current year	21,273	24,805	27,570
Prior years	18,635	15,614	15,992
Total	39,908	40,419	43,562
Net balance end of year	1,896	2,261	2,497
Plus: reinsurance recoverables	428	193	186
Balance at end of year	2,324	2,454	2,683
Unpaid life claims	4,900	4,608	2,697
	$7,224	$7,062	$5,380

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

NOTE 11. DEBT

A subsidiary of IHC entered into a $30,000,000 line of credit on June 14, 1999. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions, (iii) is secured by the stock of Madison Life and its immediate parent company and contribution notes of Madison Life aggregating $25,000,000 and (iv) expires on June 14, 2001. The Company is currently negotiating an extension of this expiration date. At December 31, 2000 and 1999, there was $15,000,000 outstanding under the line of credit at an interest rate of 8.26% and 7.58%, respectively.

Cash payments for interest were $1,218,000 and $30,000 for the years ended December 31, 2000 and 1999.

The aggregate maturities of debt at December 31, 2000 are as follows:

(IN THOUSANDS)

2001	$2,813
2002	3,750
2003	3,750
2004	3,750
2005	937
TOTAL	$15,000

NOTE 12. PREFERRED STOCK

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share.

NOTE 13. COMMON STOCK

(A) IHC has reserved 2,873,858 shares of common stock for issuance under its stock option plan and outstanding warrants at December 31, 2000.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. COMMON STOCK (CONTINUED)

(B) In 1991, IHC initiated a program of repurchasing shares of its common stock and warrants. During 2000, IHC repurchased 20,582 common shares at a cost of $231,000. From January 1, 1991 through December 31, 2000, 2,454,073 common shares, or 26.9% of the amount outstanding on January 1, 1991, have been repurchased at a cost of $15,011,000. All of such repurchased shares have either been retired, reissued, or become treasury shares. Since the inception of IHC's repurchase plan through December 31, 2000, 462,681 warrants have been repurchased at a cost of $155,000. All of such repurchased warrants have been retired.

(C) IHC has 15,000,000 authorized shares of common stock, par value $1.00 per share.

NOTE 14. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS

(A) STOCK-BASED COMPENSATION

On May 25, 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan (the "Plan") under which 800,000 shares of common stock were reserved for options and other common stock awards to be granted under the Plan. On March 25, 1998, the Company's Board of Directors approved certain amendments to the Plan, including eliminating the prohibition on granting options after May 25, 1998. Under the terms of the Plan, exercise prices are equal to the quoted market value of the shares at the date of grant. Further, the options will expire in a range of five to ten years from the date of grant; with regard to employees, options will vest ratably over a three year period beginning on the first or second anniversary of the date of grant, and with regard to directors, options will vest six months from the date of grant. At December 31, 2000, options to purchase 255,300 shares were available for future grants under the Plan.

During 1999, the Company granted 24,750 Stock Appreciation Rights with a base price of $11.51. At the date of grant, the base price equaled the quoted market value of the shares. 50% of the rights vest on the fourth anniversary of the date of grant, with the remaining 50% vesting one year later. The rights will expire five years from the date of grant. At December 31, 2000, these rights had a remaining weighted average contract life of 3.4 years, and no rights were exercisable.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS

(CONTINUED)

The following table summarizes information with respect to stock options granted under the Plan for the years ended December 31, 2000, 1999 and 1998:
		2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding
beginning
of year	482,900	$8.24	416,350	$6.27	423,775	$6.12
Granted	63,800	12.12	214,500	10.70	11,550	13.58
Exercised	(2,200)	1.73	(50,160)	6.13	(6,050)	9.15
Forfeited	-	-	(97,790)	6.32	(12,925)	6.66
Outstanding,
end of year	544,500	$8.72	482,900	$8.24	416,350	$6.27
Exercisable
at year end	343,017		249,150		344,117

The following table is a summary of stock options outstanding at December 31, 2000:

			Options Outstanding			Options Exercisable

				Remaining
				Weighted	Weighted		Weighted
Range of				Average	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price
				(In Years)
$1.73	-	$2.98	2,750	1.2	$2.48	2,750	$2.48
4.69	-	5.43	127,325	4.2	5.41	127,325	5.41
6.45	-	9.32	133,375	5.6	6.99	133,375	6.99
10.17	-	11.19	228,250	3.7	10.71	70,767	10.71
11.36	-	13.75	52,800	4.4	12.82	8,800	12.78
1.73	-	13.75	544,500	3.9	8.72	343,017	7.28

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS

(CONTINUED)

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25 whereby the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized over the vesting period of the options. The compensation cost for stock appreciation rights are recognized over the service period of the award. Had the Company applied SFAS No. 123 in accounting for stock- based compensation awards, net income and net income per share, diluted, for the years ended December 31, 2000, 1999 and 1998 would have been as follows:
	2000		1999		1998
	In	Per	In	Per	In	Per
	Thousands	Share	Thousands	Share	Thousands	Share

Net income,
as reported	$11,352	$1.42	$10,404	$1.29	$11,057	$1.33
SFAS No. 123
pro forma
adjustments	(211)	(.02)	(85)	(.01)	(217)	(.02)

Net income,
pro forma	$11,141	$1.40	$10,319	$1.28	$10,840	$1.31

A tax benefit of $109,000 and $44,000 was provided for the years ended December 31, 2000 and 1999 respectively on the calculation of SFAS No. 123. For the year ended December 31, 1998, no tax benefit was provided because a valuation allowance would have been provided for this temporary difference.

The pro forma adjustments relate to stock appreciation rights granted during 2000 for which compensation cost was recognized as the increase, if any, of the Company's stock price over the base price specified in the award, and options granted during 2000, 1999 and 1998 for which a fair value on the date of the grant was determined using the Black-Scholes model of theoretical options pricing, and were based on the following assumptions: (i) expected volatility is based on the one year period, calculated weekly, preceding the date of grant; (ii) the risk-free rate of return is based on the 10-year U.S. Treasury Note yield to maturity as at the date of grant; (iii) dividend yield assumes that the current dividend rate paid on the Common Stock continues unchanged until the expiration date of the options; (iv) an expected life that coincides with the term of the option; and (v) a three year phased-in vesting period that averages two years.

The weighted average fair value of options granted during 2000, 1999 and 1998 was $4.33, $2.99 and $1.97 per share, respectively. Valuation and related assumption information are presented below:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS

(CONTINUED)

	Weighted averages for
	options issued during
	2000	1999	1998

Valuation assumptions:
Expected life, in years	5.0	5.0	4.0
Expected volatility	27.3%	15.0%	16.9%
Risk free interest rate	6.1%	6.2%	5.6%
Expected annual
dividends per share	$.05	$.05	$.05

(B) SHARE PURCHASE WARRANTS

At December 31, 2000, 1,235,294 share purchase warrants were outstanding. The warrants are exercisable through June 30, 2001 for a maximum of 2,074,058 shares of common stock at $25.00 for 1.679 shares of common stock (which equates to an exercise price of $14.89 per share).

NOTE 15. INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 is as follows:
	2000	1999	1998
	(IN THOUSANDS)

CURRENT:
U.S. Federal	$5,770	$4,219	$3,448
State and Local	372	351	417
	6,142	4,570	3,865
DEFERRED:
U.S. Federal	(701)	(371)	(542)
State and Local	41	(43)	30
	(660)	(414)	(512)
Income tax expense	$5,482	$4,156	$3,353

The Federal statutory rate of 34% in 2000, 1999 and 1998 is reconciled to the Company's effective income tax rate as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_______________________________________________________ ____________________

NOTE 15. INCOME TAXES (CONTINUED)

	2000	1999	1998
		(IN THOUSANDS)
Tax computed at the
statutory rate	$5,723	$4,950	$4,900

Dividends received
deduction and tax
exempt interest	(165)	(160)	(217)
Special life insurance
statutory deductions	-	(71)	(493)
State income taxes, net
of Federal effect	273	203	295
Tax loss carryforwards
recognized for financial
reporting purposes	-	-	(982)
Valuation allowance	(470)	(1,236)	(508)
Other, net	121	470	358
Income tax expense	5,482	$4,156	$3,353

The income tax expense for the year ended December 31, 2000 allocated to stockholders' equity for unrealized gains on investment securities was $841,000, representing the change in the deferred tax liability of $733,000 at December 31, 2000 from the deferred tax asset of $108,000 at December 31, 1999.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities included in income taxes on the Consolidated Balance Sheets at December 31, 2000 and 1999 relate to the following:

	2000	1999
	(IN THOUSANDS)

DEFERRED TAX ASSETS:

Unrealized losses on
investment securities	$22	$3,866
Deferred insurance policy
acquisition costs	10,864	10,973
Future insurance policy
benefits	925	1,075
Other	3,967	4,575
Total gross deferred
tax assets	15,778	20,489
Less valuation allowance	(64)	(4,455)

Net deferred tax assets	15,714	16,034

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES (CONTINUED)

	2000	1999
	(IN THOUSANDS)

DEFERRED TAX LIABILITIES:
Other investments	(973)	(1,441)
Unrealized gains on
investment securities	(744)	(20)
Deferred insurance policy
acquisition costs	(9,207)	(10,275)
Future insurance policy
benefits	(5,884)	(5,198)
Other	(882)	(882)
Total gross deferred
tax liabilities	(17,690)	(17,816)
Net deferred tax liability	$(1,976)	$(1,782)

The $4,391,000 decrease in the valuation allowance for the year ended December 31, 2000 is attributable to a $3,921,000 decrease that was allocated to stockholders' equity for unrealized gains on investment securities and a $470,000 decrease that was allocated to operations.

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

Net cash payments for income taxes were $7,749,000, $5,179,000 and $3,405,000 in 2000, 1999 and 1998, respectively.

NOTE 16. COMMITMENTS AND CONCENTRATION OF CREDIT RISK

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2000, 1999 and 1998 for operating leases was $899,000, $881,000 and $804,000, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONCENTRATION OF CREDIT RISK (CONTINUED)

The approximate minimum annual rental expense for operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2000 are as follows (in thousands):

2001	$906
2002	747
2003	447
2004	271
2005 and thereafter	27
Total	$2,398

At December 31, 2000, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies.

Fixed maturities with a carrying value of $5,314,000 and $5,362,000 were on deposit with various state insurance departments at December 31, 2000 and 1999, respectively.

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

The Company had total net receivables of $14,455,000 from one reinsurer which is rated A++ by A.M. Best and net receivables of $35,573,000 from one reinsurer which is rated A+ by A.M. Best at December 31, 2000. These are the only reinsurers with receivables that individually exceed 10% of the equity of the Company. The Company believes that these receivables are fully collectible.

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. REINSURANCE (CONTINUED)

		ASSUMED	CEDED
	DIRECT	FROM OTHER	TO OTHER		NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES		AMOUNT	TO NET
	(IN THOUSANDS)
LIFE INSURANCE IN- FORCE:

DECEMBER 31, 2000	$8,105,465	$808,055		$4,002,100	$4,911,420	16.5%
DECEMBER 31, 1999	7,514,665	477,823	3,350,036		4,642,452	10.3%
DECEMBER 31, 1998	6,155,863	584,726	2,823,683		3,916,906	14.9%

BENEFITS TO POLICYHOLDERS:

DECEMBER 31, 2000	$158,013	$37,911		$149,085	$46,839	80.9%
DECEMBER 31, 1999	154,170	31,822	126,735		59,257	54.5%
DECEMBER 31, 1998	134,484	32,104	106,092		60,496	53.1%

PREMIUMS EARNED:

DECEMBER 31, 2000
Life and
annuity	$36,803	$4,519		$11,894	$29,428	15.4%
Health	218,905	12,682		170,726	60,861	20.8%
	$255,708	$17,201		$182,620	$90,289	19.1%

DECEMBER 31, 1999
Life and
annuity	$32,730	$7,087		$9,846	$29,971	29.3%
Health	201,277	22,292		163,147	60,422	36.9%
	$234,007	$29,379	$1	172,993	$90,393	34.3%

DECEMBER 31, 1998
Life and
annuity	$22,929	$5,347		$8,332	$19,944	26.8%
Health	180,593	34,041		153,920	60,714	56.1%
	$203,522	$39,388		$162,252	$80,658	48.8%

NOTE 18. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests, the Company's remaining real estate holdings and certain other investments. Information by business segment for the years ended December 31, 2000, 1999 and 1998 is as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SEGMENT REPORTING (CONTINUED)
	2000	1999	1998
	(IN THOUSANDS)

REVENUES:
Medical Stop- Loss	$28,030	$26,630	$26,879
DBL	19,673	20,155	21,439
Group Term Disability; Term Life
and Annuities	21,299	17,068	10,212
Credit Life and Disability	15,873	19,662	22,198
Managed Health Care	6,137	4,961	2,058
Special Disability	401	325	235
Individual Life and Annuities	35,716	32,023	17,456
Other Business	1,806	4,282	5,408
Corporate	1,710	2,773	2,716
Net Realized and Unrealized
(Losses) Gains	(228)	(1,165)	2,013
	$130,417	$126,714	$110,614

OPERATING INCOME FROM CONTINUING OPERATIONS:

Medical Stop- Loss	$4,679	$(935)	$106
DBL	3,649	5,072	4,200
Group Term Disability; Term Life
and Annuities	1,644	1,205	1,041
Credit Life and Disability	873	3,182	1,458
Managed Health Care	335	597	989
Special Disability	410	541	742
Individual Life and Annuities	7,878	6,324	4,281
Other business	269	1,085	(63)
Corporate	(1,417)	(1,224)	(357)
	18,320	15,847	12,397

Interest Expense	(1,258)	(122)	-
Net Realized and Unrealized
(Losses) Gains	(228)	(1,165)	2,013
	$16,834	$14,560	$14,410

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SEGMENT REPORTING (CONTINUED)

	2000	1999
	(IN THOUSANDS)

IDENTIFIABLE ASSETS AT YEAR- END:

Medical Stop- Loss	$15,683	$16,048
DBL	13,664	15,979
Group Term Disability; Term Life
and Annuities	129,647	81,622
Credit Life and Disability	24,358	23,469
Managed Health Care	9,835	9,575
Special Disability	3,003	2,213
Individual Life and Annuities	436,529	435,392
Other Business	76,802	78,415
Corporate	15,107	15,638
	$724,628	$678,351

NOTE 19. DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES

Dividends from Madison Life are subject to the prior notification to the Wisconsin Insurance Commissioner if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year. In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. No dividends were paid by Madison Life in 2000 or 1999. The payment of dividends by Standard Life to its parent, Madison Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends, in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year; and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. No dividends were declared or paid in 2000 or 1999. Dividends from First Standard to its parent, a subsidiary of Standard Life, are subject to the prior notification to the Delaware Insurance Commissioner. If such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 and (ii) net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, such dividends may be paid so long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof. First Standard declared and paid dividends of $2,600,000 and $2,336,000 in 2000

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES (CONTINUED)

and 1999, respectively. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $395,000, $357,000 and $368,000 in 2000, 1999 and 1998, respectively and paid a 10% stock dividend on August 28, 2000.

Combined net income of the Insurance Group, as determined in accordance with statutory accounting practices, was $11,764,000, $10,769,000 and $381,000 for 2000, 1999 and 1998, respectively. Statutory capital and surplus for the Insurance Group was $62,351,000 and $54,689,000 at December 31, 2000 and 1999, respectively.

Effective January 1, 2001, the National Association of Insurance Commissioners ("NAIC") codified statutory accounting principles ("SAP") shall be adopted by all U.S. insurance companies. The purpose of such codification is to provide a comprehensive basis of accounting and reporting to insurance departments. Although codification is expected to be the foundation of a state's statutory accounting practice, it may be subject to modification by practices prescribed or permitted by a state's insurance commissioner. Therefore, statutory financial statements will continue to be prepared on the basis of accounting practices prescribed or permitted by the insurance department of the state of domicile. The Company is currently assessing the impact of the NAIC codification on its statutory financial statements.

NOTE 20. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Reclassifications related to comprehensive income for the years ended December 31, 2000, 1999 and 1998 are as follows:
	Before	Tax Expense	Net of
	Tax	(Benefit)	Tax
	(in thousands)

2000

Unrealized holding gains,
arising during the year	$15,003	$676	$14,327
Less:
Realized losses included in net income	(432)	(164)	(268)
Deferred acquisitions costs	2,330	-	2,330
Unrealized gains on securities,
net	$13,105	$840	$12,265

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMPREHENSIVE INCOME (CONTINUED)
	Before	Tax Expense	Net of
	Tax	(Benefit)	Tax
	(in thousands)

1999

Unrealized holding gains, arising during
the year	$(18,640)	$(1,887)	$(16,753)
Less:
Realized losses included in net income	(1,119)	(313)	(806)
Deferred acquisition costs	(2,276)	-	(2,276)
Unrealized gains on securities,
net	$(15,245)	$(1,574)	$(13,671)

1998

Unrealized holding gains,
arising during the year	$3,872	$940	$2,932
Less:
Realized gains included in net income	2,111	518	1,593
Deferred acquisition costs	588	-	588
Unrealized gains on securities,
net	$1,173	$422	$751

NOTE 21. QUARTERLY DATA (UNAUDITED)

The quarterly results of operations for the years ended December 31, 2000 and 1999 are summarized below:
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

2000

Total Revenues	$30,396	$31,084	$34,735	$34,202

Net income	$2,358	$3,457	$3,315	$2,222

Net Income Per Common
Share - Basic	$.30	$.44	$.42	$.28

Net Income Per Common
Share - Diluted	$.30	$.43	$.41	$.28

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. QUARTERLY DATA UNAUDITED (CONTINUED)
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

1999

Total Revenues	$28,494	$27,327	$29,926	$40,967

Net income	$2,443	$2,712	$2,520	$2,729

Net Income Per Common
Share - Basic	$.30	$.34	$.32	$.35

Net Income Per Common
Share - Diluted	$.30	$.33	$.31	$.34

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

DECEMBER 31, 2000
COLUMN A	COLUMN B	COLUMN C	COLUMN D
			AMOUNT
			SHOWN ON
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
United States
Government and
authorities	$165,218,000	$168,779,000	$168,779,000
States,
municipalities
and political
subdivisions	1,297,000	1,317,000	1,317,000
Public utilities	13,922,000	13,602,000	13,602,000
All other
corporate
securities	196,006,000	195,047,000	195,047,000

TOTAL FIXED
MATURITIES	376,443,000	378,745,000	378,745,000

EQUITY SECURITIES:
COMMON STOCKS:
Industrial,
miscellaneous
other	11,685,000	12,329,000	12,329,000
NON- REDEEMABLE
PREFERRED STOCK	6,673,000	6,441,000	6,441,000

TOTAL EQUITY
SECURITIES	18,358,000	18,770,000	18,770,000

Securities purchased
under agreements to
resell	22,253,000	22,253,000	22,253,000
Partnership interests	45,679,000	45,679,000	45,679,000
Policy loans	18,518,000	18, 518,000	18,518,000
Other	1,087,000	1,087,000	1,087,000
Short-term investments	5,455,000	5,455,000	5,455,000

TOTAL INVESTMENTS	$487,793,000	$490,507,000	$490,507,000

SCHEDULE III

INDEPENDENCE HOLDING COMPANY

BALANCE SHEETS

(PARENT COMPANY ONLY)
		DECEMBER 31,
	2000	1999
ASSETS:
Cash and cash equivalents	$1,865,000	$579,000
Equity securities	247,000	192,000
Other investments	7,064,000	7,944 000
Investments in consolidated subsidiaries	94,807,000	74,302,000
Amounts due from consolidated
subsidiaries	28,387,000	29,672,000
Other assets	74,000	475,000

TOTAL ASSETS	$132,444,000	$113,164,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and other liabilities	$3,893,000	$4,773,000
Income taxes payable	1,624,000	2,534,000
Amounts due to consolidated
subsidiaries		1,949,000
Dividends payable	394,000	357,000

TOTAL LIABILITIES	5,911,000	9,613,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,878,813 and 77shares___________
7,898,110 shares, issued and
outstanding, respectively, net of
1,784,906 and 1,766,524 shares
in treasury, respectively	7,879,000	7,898,000
Paid-in- capital	80,099,000	80,308,000
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on investments, net	1,237,000	(11,028,000)
Retained earnings	37,318,000	26,373,000

TOTAL STOCKHOLDERS' EQUITY	126,533,000	103,551,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$132,444,000	$113,164,000

See Notes to Parent Company Only Financial Statements.

(CONTINUED)

SCHEDULE III

(CONTINUED)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

		YEAR ENDED DECEMBER 31,
	2000	1999	1998

REVENUES:
Net investment
income	$3,895,000	$3,869,000	$4,245,000
Realized gains (losses)	1,000	(105,000)	-
Other income	1,145,000	854,000	782,000

	5,041,000	4,618,000	5,027,000

EXPENSES:
General and adminis-
trative expenses	2,023,000	2,801,000	890,000

Income before income
tax expense	3,018,000	1,817,000	4,137,000
Income tax expense	910,000	143,000	176,000

Income before
equity in net income
of subsidiaries	2,108,000	1,674,000	3,961,000
Equity in net income
of subsidiaries	9,244,000	8,730,000	7,096,000

Net income	$11,352,000	$10,404,000	$11,057,000

See Notes to Parent Company Only Financial Statements.

(CONTINUED)

SCHEDULE III

(CONTINUED)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

	2000	1999	1998
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$11,352,000	$10,404,000	$11,057,000
Adjustments to reconcile
net income to net cash
activities:
Equity in net income
of subsidiaries	(9,244,000)	(8,730,000)	(7,096,000)
Realized (gains) losses on
sales of investment
securities	(1,000)	105,000	-
Change in other assets
and liabilities	(7,896,000)	(3,392,000)	(31,572,000)
Net cash used by
operating activities	(5,789,000)	(1,613,000)	(27,611,000)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase (decrease) in
investment in and
advances to consolidated
subsidiaries	4,660,000	(2,403,000)	5,039,000
Purchases of equity
securities	-	(200,000)	(433,000)
Sale of equity
securities	-	1,153,000	-
Additional investments
in other investments,
net of distributions	3,012,000	5,174,000	24,679,000
Net cash provided by
investing activities	7,672,000	3,724,000	29,285,000

CASH FLOWS FROM
FINANCING ACTIVITIES:
Repurchase of common
stock and warrants	(231,000)	(2,734,000)	(878,000)
Exercise of common
stock options	4,000	308,000	55,000
Dividends paid	(370,000)	(368,000)	(372,000)
Net cash used by
financing activities	(597,000)	(2,794,000)	(1,195,000)

(CONTINUED)

SCHEDULE III

(CONTINUED)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)
		YEAR ENDED DECEMBER 31,
	2000	1999	1998

Increase (decrease) in
cash and cash
equivalents	1,286,000	(683,000)	479,000
Cash and cash
equivalents, beginning
of year	579,000	1,262,000	783,000
Cash and cash
equivalents, end of
year	$1,865,000	$579,000	$1,262,000

See Notes to Parent Company Only Financial Statements.

INDEPENDENCE HOLDING COMPANY

NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS

NOTES:

(A) Cash payments for taxes were $7,127,000, $4,273,000 and $3,007,000 in 2000, 1999 and 1998, respectively.

(B) The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE V

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(IN THOUSANDS)
		FUTURE
		POLICY			NET		AMORTIZ-
		LIABILITIES			INVESTMENT		ATION OF
		CLAIMS			INCOME AND		DEFERRED
	DEFERRED	& OTHER			GAINS,		INSURANCE	OTHER
	INSURANCE	POLICY			AND OTHER	BENEFITS	ACQUIS-	OPERATING
	ACQUISITION	HOLDERS'	UNEARNED	PREMIUMS	INCOME	AND	ITION	EXPENSES	PREMIUMS
	COSTS	FUNDS	PREMIUMS	EARNED	(1)	CLAIMS	COSTS	(2)	WRITTEN

DECEMBER 31, 2000:
Life and
annuity	$23,928	$348,636	$6,663	$29,428	$23,539	$24,884	$4,932	$17,135	$28,080
Health	2,803	157,071	13,822	60,861	13,431	43,431	1,515	21,631	60,245
	$26,731	$505,707	$20,485	$90,289	$36,970	$68,315	$6,447	$38,766	$88,325

DECEMBER 31, 1999:
Life and
annuity	$29,195	$346,960	$7,360	$29,971	$21,459	$28,608	$4,336	$11,632	$32,872
Health	3,342	133,519	8,368	60,422	12,944	41,165	2,225	20,273	58,151
	$32,537	$480,479	$15,728	$90,393	$33,403	$69,773	$6,561	$31,905	$91,023

DECEMBER 31, 1998:
Life and
annuity	$9,607	$167,715	$10,162	$19,944	$15,852	$18,028	$2,646	$7,066	$17,548
Health	4,640	139,747	10,867	60,714	11,583	41,603	2,660	21,131	57,264
	$14,247	$307,462	$21,029	$80,658	$27,435	$59,631	$5,306	$28,197	$74,812

(1) Net investment income is allocated between product lines based on the mean reserve method.

  Direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies, however, other acceptable methods of allocation might produce different results.

75

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

10(i) Assumption Reinsurance Agreements

(iii)(A) Executive Compensation Plans and Agreements

(1) Independence Holding Company 1988 Stock Incentive Plan (c)

(2) Form of Independence Holding Company Stock Option Agreement (d)

(3) Deferred Compensation Agreement (e)

(4) Retirement Benefit Agreements (e)

(5) Amendment No. 1 to 1988 Stock Incentive Plan (f)

(6) Stock Appreciation Rights Agreement (g)

11 Statement re: computation of per share earnings for the years ended December 31,

2000, 1999 and 1998.

21 Principal subsidiaries of Independence Holding Company, as of March 15, 2001.

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

(g) Such exhibit is incorporated by reference to the Report on Form 10-Q for the quarter ended June 30, 2000 of Independence Holding Company.

Exhibits will be furnished upon request for a reasonable fee.