Form 10QSB
period 2001-03-30
INDEPENDENCE HOLDING CO
filed 2001-05-15
CIK 701869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: MARCH 31, 2001

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

7,872,813 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of May 11, 2001

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Balance Sheets -
March 31, 2001 (unaudited) and December 31, 2000	3

Consolidated Statements of Operations -
Three Months Ended March 31, 2001 and 2000 (unaudited)	4

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2001 and 2000 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6 - 9

Management's Discussion and Analysis of Results of Operations and
Financial Condition	10 - 13

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	14

Signatures	15

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS	MARCH 31,	DECEMBER 31,
	2001	2000
	(UNAUDITED)
ASSETS:
Investments:
Short-term investments	$6,630,000	$5,455,000
Securities purchased under agreements
to resell	7,859,000	22,253,000
Fixed maturities	413,984,000	378,745,000
Equity securities	27,134,000	18,770,000
Other investments	68,317,000	65,284,000
Total investments	523,924,000	490,507,000
Cash and cash equivalents	8,312,000	18,024,000
Due from brokers	1,510,000	2,187,000
Deferred acquisition costs	25,222,000	26,731,000
Due and unpaid premiums	8,260,000	7,977,000
Due from reinsurers	144,782,000	152,872,000
Notes and other receivables	5,823,000	15,601,000
Other assets	12,852,000	10,729,000

	$730,685,000	$724,628,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$303,819,000	$308,145,000
Unearned premiums	20,087,000	20,485,000
Funds on deposit	186,070,000	185,696,000
Policy claims	6,657,000	7,224,000
Other policyholders' funds	4,616,000	4,642,000
Financial instruments sold, but not
yet purchased	104,000	-
Due to brokers	30,693,000	24,597,000
Due to reinsurers	9,596,000	8,853,000
Accounts payable, accruals and other
Liabilities	17,343,000	20,311,000
Income taxes	4,658,000	3,142,000
Long-term debt	15,000,000	15,000,000

TOTAL LIABILITIES	598,643,000	598,095,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,876,513 and
7,878,813 shares issued and outstanding,
respectively, net of 1,787,206 and
1,784,906 shares in treasury, respectively	7,877,000	7,879,000
Paid-in-capital	80,053,000	80,099,000
Accumulated other comprehensive income:
Unrealized gains on investments, net	2,733,000	1,237,000
Retained earnings	41,379,000	37,318,000

TOTAL STOCKHOLDERS' EQUITY	132,042,000	126,533,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$730,685,000	$724,628,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
THREE MONTHS ENDED MARCH 31,	2001	2000

REVENUES
Premiums earned	$25,172,000	$22,063,000
Net investment income	9,563,000	9,540,000
Net realized and unrealized gains (losses)	1,643,000	(1,145,000)
Other income (expense)	1,159,000	(1,348,000)

	37,537,000	29,110,000

EXPENSES:
Insurance benefits, claims and reserves	20,848,000	16,333,000
Amortization of deferred acquisition costs	1,461,000	1,228,000
Selling, general and administrative
Expenses	8,581,000	7,547,000
Interest expense on long-term debt	291,000	301,000

	31,181,000	25,409,000

Income from operations before
income taxes	6,356,000	3,701,000
Income tax expense	2,295,000	1,343,000

NET INCOME	$4,061,000	$2,358,000

Basic income per common share	$.52	$.30

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	7,878,000	7,898,000

Diluted income per common share	$.51	$.30

WEIGHTED AVERAGE DILUTIVE SHARES
OUTSTANDING	8,002,000	7,975,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,061,000	$2,358,000
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Amortization of deferred policy acquisition costs	1,461,000	1,228,000
Realized (gains) losses on sales of
investments	(1,607,000)	75,000
Unrealized (gains) losses on trading securities	(36,000)	1,070,000
Depreciation	303,000	157,000
Deferred tax benefit	(588,000)	(232,000)
Other	(275,000)	(187,000)
Changes in assets and liabilities:
Net sales of trading securities	(85,000)	255,000
Increase in insurance liabilities	(4,675,000)	(2,692,000)
Additions to deferred acquisition costs	(392,000)	(444,000)
Change in net amounts due from and to
reinsurers	8,833,000	4,726,000
Change in income tax liability	721,000	(658,000)
Change in due and unpaid premiums	(283,000)	(4,658,000)
Other	(2,941,000)	(2,860,000)

Net cash provided (used) by operating
activities	4,497,000	(1,862,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	6,773,000	5,517,000
Sales and maturities of short-term investments	5,270,000	34,362,000
Purchases of short-term investments	(6,396,000)	(33,606,000)
Net sales (purchases) of resale agreements	14,394,000	190,000
Sales of fixed maturities	317,969,000	63,700,000
Purchases of fixed maturities	(347,706,000)	(71,950,000)
Sales of equity securities	13,771,000	21,274,000
Purchases of equity securities	(22,360,000)	(21,499,000)
Proceeds on sale of other investments	3,000,000	2,236,000
Additional investments in other investments, net
of distributions	(5,985,000)	(6,234,000)
Acquisition of companies	(1,756,000)	-
Net change in notes receivable	10,698,000	8,311,000
Other	(1,171,000)	736,000

Net cash (used) provided by investing
activities	(13,499,000)	3,037,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of investment-type insurance
contracts	(268,000)	(268,000)
Repurchase of common stock and warrants	(48,000)	-
Dividends paid	(394,000)	(357,000)

Net cash used by financing activities	(710,000)	(625,000)

(Decrease) increase in cash and cash
equivalents	(9,712,000)	550,000
Cash and cash equivalents, beginning of year	18,024,000	6,689,000
Cash and cash equivalents, end of period	$8,312,000	$7,239,000

See Accompanying Notes to Consolidated Financial Statements.

5

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A) BUSINESS AND ORGANIZATION

Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard") and IndependenceCare Holdings L.L.C. ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company".

Geneve Corporation, a diversified financial holding company, and its affiliated entities hold approximately 57% of IHC's outstanding common stock.

(B) PRINCIPLES OF CONSOLIDATION AND PREPARATION OF

FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in the prior year's consolidated financial statements and have been restated to conform to the 2001 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation for 2001 and 2000, respectively, are 124,000 and 77,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Warrants to purchase 2,074,058 shares of common stock at $14.89 per share were not included in the computation of diluted earnings per share because the warrants' strike price was greater than the average market price of the common shares during the first quarter of 2001 and 2000.

NOTE 3. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation.

The income tax expense for the three months ended March 31, 2001 allocated to stockholders' equity for unrealized gains on investment securities was $925,000, representing the change in the deferred tax liability of $1,658,000 at March 31, 2001 from $733,000 at December 31, 2000.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $2,010,000 and $2,125,000 for the three months ended March 31, 2001 and 2000, respectively. Cash payments for interest were $299,000 and $5,000 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts previously reported directly in equity. Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:

	2001	2000
	(IN THOUSANDS)

Net income	$4,061	$2,358
Unrealized gains, on available-for-sale
securities	1,496	1,474
Comprehensive income	$5,557	$3,832

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the effective date of SFAS Statement No. 133," and are effective for financial statements for periods beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company.

NOTE 7. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months ended March 31, 2001 and 2000 is as follows:

	2001	2000
	(IN THOUSANDS)

Revenues:

Medical Stop-Loss	$6,441	$4,934
DBL	5,144	4,973
Group Term Disability and Term Life
and Annuities	5,737	5,409
Credit Life and Disability	3,218	4,140
Managed Health Care	2,995	1,467
Special Disability	102	73
Individual Life and Annuities	10,368	7,446
Other Business	1,423	1,120
Corporate	466	693
	35,894	30,255
Net Realized and Unrealized
(Losses) Gains	1,643	(1,145)
	$37,537	$29,110

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. SEGMENT REPORTING (CONTINUED)

	2001	2000
	(IN THOUSANDS)

Operating Income (Loss):

Medical Stop-Loss	$1,450	$1,197
DBL	771	531
Group Term Disability and Term Life
and Annuities	37	1,085
Credit Life and Disability	20	(305)
Managed Health Care	390	79
Special Disability	173	74
Individual Life and Annuities	2,131	2,265
Other Business	502	455
Corporate	(470)	(234)
	5,004	5,147

Interest Expense	(291)	(301)
Net Realized and Unrealized
Gains (Losses)	1,643	(1,145)
	$6,356	$3,701

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard") and IndependenceCare Holdings L.L.C. ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining expenses and income, principally income from parent company liquidity are included in Corporate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

The Company's operating income was $6.4 million, for the period ended March 31, 2001 compared to $3.7 million for the same period of 2000. The Company had net realized and unrealized gains of $1.6 million in 2001 and losses of $1.1 million in 2000. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, operating income decreased slightly to $4.7 million in 2001 as compared to $4.8 million in 2000 (see Note 8 of Notes to Consolidated Financial Statements). Net income was $4.1 million, or $.51 per share, diluted, for the quarter ended March 31, 2001 versus $2.4 million, or $.30 per share, diluted, in 2000.

Insurance Group

The Insurance Group's operating income increased $2.9 million to $7.1 million in 2001 from $4.2 million in 2000. Operating income includes net realized and unrealized gains of $1.6 million in 2001 compared to losses of $1.1 million in 2000. Operating income excluding net realized and unrealized gains was $5.5 million in 2001 compared to $5.3 million in 2000.

Premium revenues increased $3.1 million to $25.2 million in 2001 from $22.1 million in 2000; premium revenues remained constant at Madison Life and increased $3.1 million at Standard Life. The change at Madison Life is comprised of: a $.5 million increase in long-term disability ("LTD") premiums as a result of an increase in premiums written in 2001; and a $.3 million increase in ordinary life and individual accident and health premiums due to the December 31, 2000 acquisition; such increases were offset by: a $.8 million decrease in the credit lines of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997. The increase at Standard Life is comprised of: a $1.9 million increase in stop-loss premiums due to higher retention and increased volume in 2001; a $1.1 million increase in HMO reinsurance due to an increase in volume and a $.1 million increase in all other lines.

Total net investment income increased $.3 million. An increase in assets was partially offset by a slight decrease in the annualized return. The annualized return on investments of the Insurance Group in the first quarter of 2001 was 7.4% compared to 7.5% in the first quarter of 2000.

Other income increased $2.6 million due to $.3 million less fee income earned by Madison Life's majority owned managing general underwriter ("MGU"); offset by; a $2.5 million increase at Standard Life due to a decrease in coinsurance reserves due to the surrender by a large group of policyholders in a modified coinsurance treaty in 2000 with no corresponding amount in 2001 (such increase in other income is offset by an increase in insurance benefits and claims) and a $.4 million increase in fee income at IndependenceCare.

Insurance benefits, claims and reserves increased $4.5 million, reflecting an increase of $.5 million at Madison Life and an increase of $4.0 million at Standard Life. Madison Life's increase resulted from: a $.2 million increase in ordinary life and individual accident and health reserves and claims; a $.9 million increase in LTD claims due to the increase in premiums and higher loss ratios; and a $.3 million increase in claims and reserves in other life and health lines of business; such increases were offset by a $.9 million decrease in the credit line of business due to the decrease in volume. The change at Standard Life is comprised of: a $.8 million increase in stop-loss reserves due to the increase in premiums offset by lower loss ratios; and a $2.0 million increase in the closed block of ordinary life business due to the surrender by a large group of policyholders in 2000 offsetting the increase in other income; a $.3 million increase in DBL claims and reserves due to higher claims; a $.6 million increase in the HMO Reinsurance line due to the increase in volume; and a $.3 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.3 million. Madison Life's expenses remained constant and Standard Life's increased $1.0 million due to a $.7 million increase in commissions due to the higher level of premiums and a $.3 million increase in general expenses due to higher administrative fees from the increase in volume. IndependenceCare's expenses increased $.3 million.

Corporate

Operating income for the quarter ended March 31, 2001 decreased by $.3 million from 2000 to a loss of $.7 million due to lower investment income from partnerships in 2001.

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

In the first quarter of 2001, the Insurance Group purchased all of the assets of two managed care MGU's and acquired an equity interest in a medical stop-loss MGU.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 85.0% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at March 31, 2001. Also at such date, approximately 97.6% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2001, approximately 2.4% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was represented by real estate and mortgage loans. The Company has no non-performing fixed maturities.

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

The expected change in fair value of the Company's fixed income portfolio at March 31, 2001 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2000. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

The increase in fixed maturities is offset by a decrease in cash and an increase in due to brokers due to the timing of securities trades that settled after March 31, 2001 and due to the final payment of the notes receivable from acquisitions in the first quarter of 2001.

The Company had net receivables from reinsurers of $135.2 million at March 31, 2001. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at March 31, 2001.

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

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $12.8 million at March 31, 2001.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced an increase in unrealized gains of $1.5 million, net of deferred tax expense and deferred policy acquisition costs, in total stockholders' equity, reflecting unrealized gains of $2.7 million at March 31, 2001 versus $1.2 million at December 31, 2000. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit 11. Statement re: computation of per share earnings.

b) No report on Form 8-K was filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(THE REGISTRANT)

Dated: May 15, 2001 By:/s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and

Chief Financial Officer