Form 10-Q
period 2001-06-30
INDEPENDENCE HOLDING CO
filed 2001-08-08
CIK 701869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: JUNE 30, 2001

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

7,985,595 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of August 6, 2001

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Balance Sheets -
June 30, 2001 (unaudited) and December 31, 2000	3

Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 2001
and 2000 (unaudited)	4

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2001 and 2000 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6 - 9

Management's Discussion and Analysis of Results of Operations and
Financial Condition	10 - 15

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders	15

Item 6 - Exhibits and Reports on Form 8-K	15

Signatures	16

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS	JUNE 30,	DECEMBER 31,
	2001	2000
	(UNAUDITED)
ASSETS:
Investments:
Short-term investments	$2,233,000	$5,455,000
Securities purchased under agreements
to resell	14,233,000	22,253,000
Fixed maturities	416,971,000	378,745,000
Equity securities	34,522,000	18,770,000
Other investments	69,294,000	65,284,000
Total investments	537,253,000	490,507,000
Cash and cash equivalents	11,428,000	18,024,000
Due from brokers	5,000	2,187,000
Deferred acquisition costs	26,220,000	26,731,000
Due and unpaid premiums	7,980,000	7,977,000
Due from reinsurers	144,675,000	152,872,000
Notes and other receivables	6,012,000	15,601,000
Other assets	13,535,000	10,729,000

TOTAL ASSETS	$747,108,000	$724,628,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$307,442,000	$308,145,000
Unearned premiums	17,799,000	20,485,000
Funds on deposit	182,778,000	185,696,000
Policy claims	6,580,000	7,224,000
Other policyholders' funds	4,988,000	4,642,000
Financial instruments sold, but not
yet purchased	187,000	-
Due to brokers	41,934,000	24,597,000
Due to reinsurers	15,602,000	8,853,000
Accounts payable, accruals and other
liabilities	17,262,000	20,311,000
Income taxes	2,665,000	3,142,000
Long-term debt	15,000,000	15,000,000

TOTAL LIABILITIES	612,237,000	598,095,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,984,495 and
7,878,813 shares issued and outstanding,
respectively, net of 1,796,359 and
1,784,906 shares in treasury, respectively	7,984,000	7,879,000
Paid-in-capital	81,530,000	80,099,000
Accumulated other comprehensive income:
Unrealized gains on investments, net	50,000	1,237,000
Retained earnings	45,307,000	37,318,000

TOTAL STOCKHOLDERS' EQUITY	134,871,000	126,533,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$747,108,000	$724,628,000

See Accompanying Notes to Consolidated Financial Statements.
INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2001	2000	2001	2000

REVENUES:

Premiums earned	$27,023,000	$20,121,000	$52,195,000	$42,184,000
Net investment income	9,043,000	8,476,000	18,606,000	18,016,000
Net realized and
unrealized gains (losses)	743,000	339,000	2,386,000	(806,000)
Other income (expense)	1,281,000	1,080,000	2,440,000	(165,000)

	38,090,000	30,016,000	75,627,000	59,229,000

EXPENSES:
Insurance benefits, claims
and reserves	20,121,000	16,299,000	40,969,000	33,035,000
Amortization of deferred
acquisition costs	1,916,000	1,420,000	3,377,000	2,648,000
Selling, general and
administrative expenses	9,606,000	7,212,000	18,187,000	14,459,000
Interest expense on
long-term debt	238,000	316,000	529,000	617,000

	31,881,000	25,247,000	63,062,000	50,759,000

Operating income before
income taxes	6,209,000	4,769,000	12,565,000	8,470,000
Income tax expense	2,281,000	1,312,000	4,576,000	2,655,000

NET INCOME	$3,928,000	$3,457,000	$7,989,000	$5,815,000

BASIC INCOME PER
COMMON SHARE	$.50	$.44	$1.01	$.74

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING	7,875,000	7,898,000	7,876,000	7,898,000

DILUTED INCOME PER
COMMON SHARE	$.49	$.43	$1.00	$.73

WEIGHTED AVERAGE
DILUTIVE SHARES
OUTSTANDING	8,014,000	7,977,000	8,007,000	7,976,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30,	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,989,000	$5,815,000
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Amortization of deferred policy acquisition costs	3,377,000	2,648,000
Realized (gains) losses on sales of
investments	(2,449,000)	844,000
Unrealized losses (gains) on trading securities	63,000	(38,000)
Depreciation	658,000	313,000
Deferred tax benefit	(447,000)	(1,025,000)
Other	(493,000)	(590,000)
Changes in assets and liabilities:
Net sales of trading securities	(125,000)	335,000
Decrease in insurance liabilities	(5,557,000)	(16,933,000)
Additions to deferred acquisition costs	(2,191,000)	(1,672,000)
Change in net amounts due from and to
reinsurers	14,946,000	(1,658,000)
Change in income tax liability	746,000	(663,000)
Change in due and unpaid premiums	(3,000)	5,142,000
Other	(3,579,000)	(3,743,000)

Net cash provided (used) by
operating activities	12,935,000	(11,225,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	19,519,000	8,480,000
Sales and maturities of short-term investments	18,105,000	58,577,000
Purchases of short-term investments	(14,757,000)	(59,039,000)
Net sales (purchases) of resale agreements	8,021,000	(21,388,000)
Sales of fixed maturities	769,146,000	206,858,000
Purchases of fixed maturities	(807,333,000)	(199,210,000)
Sales of equity securities	23,334,000	40,046,000
Purchases of equity securities	(38,841,000)	(46,702,000)
Proceeds on sale of other investments	3,260,000	2,369,000
Additional investments in other investments, net
of distributions	(7,196,000)	(7,378,000)
Acquisition of companies	(1,756,000)	-
Net change in notes receivable	10,274,000	26,296,000
Other	(1,403,000)	4,683,000

Net cash (used) provided by
investing activities	(19,627,000)	13,592,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options and warrants	1,692,000	2,000
Payments of investment-type insurance
contracts	(1,047,000)	(866,000)
Repurchase of common stock	(155,000)	-
Dividends paid	(394,000)	(357,000)

Net cash provided (used) by
financing activities	96,000	(1,221,000)

(Decrease) increase in cash and cash
equivalents	(6,596,000)	1,146,000
Cash and cash equivalents, beginning of year	18,024,000	6,689,000
Cash and cash equivalents, end of period	$11,428,000	$7,835,000

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

(B) PRINCIPLES OF CONSOLIDATION AND PREPARATION OF

FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in the prior year's consolidated financial statements and have been restated to conform to the 2001 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation from the assumed exercise of options using the treasury stock method for the three months ended June 30, 2001 and 2000, respectively, are 139,000 and 79,000 shares and 131,000 and 78,000 shares for the six months ended June 30, 2001 and 2000, respectively. Net income does not change as a result of the assumed dilution of options. All of the Company's share purchase warrants expired on June 30, 2001.

NOTE 3. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation.

The income tax benefit for the six months ended June 30, 2001 allocated to stockholders' equity for unrealized gains on investment securities was $777,000, representing the change in the deferred tax asset of $44,000 at June 30, 2001 from a deferred tax liability of $733,000 at December 31, 2000.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $4,348,000 and $4,155,000 for the six months ended June 30, 2001 and 2000, respectively. Cash payments for interest were $543,000 and $570,000 for the six months ended June 30, 2001 and 2000, respectively.

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts previously reported directly in equity. Comprehensive income for the three months and six months ended June 30, 2001 and 2000 is as follows:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	2001	2000	2001	2000
	(IN THOUSANDS)

Net income	$3,928	$3,457	$7,989	$5,815
Unrealized (losses) gains, on
available-for-sale securities	(2,683)	(738)	(1,187)	736
Comprehensive income	$1,245	$2,719	$6,802	$6,551

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months and six months ended June 30, 2001 and 2000 is as follows:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	2001	2000	2001	2000
	(IN THOUSANDS)

Revenues:

Medical Stop-Loss	$8,112	$5,499	$14,553	$10,433
DBL	5,121	4,805	10,265	9,778
Group Term Disability and
Term Life and Annuities	5,956	5,148	11,693	10,557
Credit Life and Disability	3,073	4,060	6,291	8,200
Managed Health Care	3,659	1,297	6,654	2,764
Special Disability	67	199	169	272
Individual Life and Annuities	9,743	7,239	20,111	14,685
Other Business	1,141	1,114	2,564	2,337
Corporate	475	316	941	1,009
	37,347	29,677	73,241	60,035
Net Realized and Unrealized
Gains (Losses)	743	339	2,386	(806)
	$38,090	$30,016	$75,627	$59,229

Operating Income (Loss):

Medical Stop-Loss	$1,727	$1,309	$3,177	$2,506
DBL	481	356	1,252	887
Group Term Disability and
Term Life and Annuities	735	(207)	772	878
Credit Life and Disability	(72)	485	(52)	180
Managed Health Care	418	(31)	808	48
Special Disability	15	240	188	314
Individual Life and Annuities	2,445	2,693	4,576	4,957
Other Business	366	146	868	602
Corporate	(411)	(246)	(881)	(480)
	5,704	4,745	10,708	9,892
Interest Expense	(238)	(315)	(529)	(616)
Net Realized and Unrealized
Gains (Losses)	743	339	2,386	(806)
	$6,209	$4,769	$12,565	$8,470

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using one method - the purchase method. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 142, but does not expect it to have a material impact on the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard") and IndependenceCare Holdings L.L.C. ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining expenses and income, principally income from parent company liquidity, are included in Corporate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The Company's operating income was $6.2 million for the three months ended June 30, 2001 compared to $4.8 million for the same period of 2000. The Company had net realized and unrealized gains of $.7 million in 2001 and $.3 million in 2000. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, operating income increased to $5.5 million in 2001 as compared to $4.4 million in 2000 (see Note 6 of Notes to Consolidated Financial Statements). Net income was $3.9 million, or $.49 per share, diluted, for the quarter ended June 30, 2001 versus $3.5 million, or $.43 per share, diluted, in 2000.

Insurance Group

The Insurance Group's operating income increased $1.6 million to $6.9 million in 2001 from $5.3 million in 2000. Operating income includes net realized and unrealized gains of $.7 million in 2001 compared to $.3 million in 2000. Operating income excluding net realized and unrealized gains was $6.2 million in 2001 compared to $5.0 million in 2000.

Premium revenues increased $6.9 million to $27.0 million in 2001 from $20.1 million in 2000; premium revenues increased $2.2 million at Madison Life and $4.7 million at Standard Life. The change at Madison Life is comprised of: a $.5 million increase in long-term disability ("LTD") premiums as a result of an increase in premiums written in 2001; a $2.4 million increase in ordinary life and individual accident and health premiums due to previously reported acquisition activity; and a $.2 million increase in group term life; such increases were offset by: a $.9 million decrease in the credit lines of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997. The increase at Standard Life is comprised of: a $2.6 million increase in stop-loss premiums due to higher retention and increased volume in 2001; a $.7 million increase in HMO reinsurance due to an increase in volume and a coinsurance agreement entered into in 2001; a $.9 million increase in provider excess premiums due to the assumption of a block of business; a $.3 million increase in DBL premiums; and a $.2 million increase in all other lines.

Total net investment income increased $.4 million. The annualized return on investments of the Insurance Group in the second quarter of 2001 was 7.1% compared to 6.8% in the second quarter of 2000.

Other income increased $.2 million due to a $.1 million increase at Standard Life and a $.5 million increase in fee income at IndependenceCare due to the increase in premiums written, offset by $.4 million less fee income earned by Madison Life's majority owned managing general underwriter ("MGU").

Insurance benefits, claims and reserves increased $3.8 million, reflecting an increase of $1.7 million at Madison Life and an increase of $2.1 million at Standard Life. Madison Life's increase resulted from: a $1.4 million increase in ordinary life and individual accident and health reserves and claims; a $.2 million increase in LTD claims due to the increase in premiums and higher loss ratios; and a $.2 million increase in claims and reserves in other life and health lines of business; such increases were offset by a $.1 million decrease in the credit line of business due to the decrease in volume. The change at Standard Life is comprised of: a $1.3 million increase in stop-loss reserves due to the increase in premiums, slightly offset by lower loss ratios; a $.6 million increase in the assumed provider excess block; and a $.3 million increase in the HMO Reinsurance line due to the increase in volume; the foregoing is offset by a $.1 million decrease in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $2.5 million. Madison Life's expenses increased $.6 million. The increase at Madison Life is due to an increase in employee and related expenses, and other administrative expenses. Standard Life's expenses increased $1.5 million, comprised of an $.8 million increase in commissions due to the higher level of premiums and a $.7 million increase in general expenses due to higher administrative fees from the increase in volume. IndependenceCare's expenses increased $.4 million.

Corporate

Operating income for the quarter ended June 30, 2001 decreased by $.2 million from 2000 to a loss of $.7 million due to higher general expenses of $.3 million offset by lower interest expense of $.1 million due to a decrease in interest rates in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

The Company's operating income was $12.6 million for the six month period ended June 30, 2001 compared to $8.5 million for the same period of 2000. The Company had net realized and unrealized gains of $2.4 million in 2001 and losses of $.8 million in 2000. Excluding net realized and unrealized gains, operating income increased to $10.2 million in 2001 as compared to $9.3 million in 2000 (see Note 6 of Notes to Consolidated Financial Statements). Net income was $8.0 million, or $1.00 per share, diluted, for the quarter ended June 30, 2001 versus $5.8 million, or $.73 per share, diluted, in 2000.

Insurance Group

The Insurance Group's operating income increased $4.4 million to $13.9 million in 2001 from $9.5 million in 2000. Operating income includes net realized and unrealized gains of $2.3 million in 2001 compared to losses of $.8 million in 2000. Operating income excluding net realized and unrealized gains was $11.6 million in 2001 compared to $10.3 million in 2000.

Premium revenues increased $10.0 million to $52.2 million in 2001 from $42.2 million in 2000; premium revenues increased $2.2 million at Madison Life and $7.8 million at Standard Life. The change at Madison Life is comprised of: a $1.0 million increase in long-term disability ("LTD") premiums as a result of an increase in premiums written in 2001; a $2.7 million increase in ordinary life and individual accident and health premiums due to previously reported acquisition activity; and a $.2 million increase in group term life; such increases were offset by: a $1.7 million decrease in the credit lines of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997. The increase at Standard Life is comprised of: a $4.6 million increase in stop-loss premiums due to higher retention and increased volume in 2001; a $1.8 million increase in HMO reinsurance due to an increase in volume from a coinsurance agreement on a new block of business; a $.9 million increase in provider excess premiums due to an assumed block and a $.5 million increase in all other lines.

Total net investment income increased $.7 million due to an increase in assets and a slight increase in the annualized return. The annualized return on investments of the Insurance Group in 2001 was 7.3% compared to 7.2% in 2000.

Other income increased $2.5 million due to a $2.3 million increase at Standard Life comprised of a decrease in coinsurance reserves due to the surrender by a large group of policyholders in a modified coinsurance treaty in 2000 with no corresponding amount in 2001 (such increase in other income is offset by an increase in insurance benefits and claims) and a $.9 million increase in fee income at IndependenceCare due to an increase in premiums written in 2001; offset by $.7 million less fee income earned by Madison Life's majority owned managing general underwriter ("MGU").

Insurance benefits, claims and reserves increased $8.0 million, reflecting an increase of $1.8 million at Madison Life and an increase of $6.2 million at Standard Life. Madison Life's increase resulted from: a $1.6 million increase in ordinary life and individual accident and health reserves, claims and surrenders; and a $1.1 million increase in LTD claims due to the increase in premiums and higher loss ratios; such increases were offset by a $.9 million decrease in the credit line of business due to the decrease in volume. The change at Standard Life is comprised of: a $1.3 million increase in stop-loss reserves due to the increase in premiums slightly offset by lower loss ratios; a $1.6 million increase in the closed block of ordinary life business due to the surrender by a large group of policyholders in 2000 offsetting the increase in other income; a $.5 million increase in DBL claims and reserves due to higher claims; a $1.1 million increase in the HMO reinsurance line due to the increase in volume; a $.6 million increase in provider excess reserves due to the increase in volume; and a $.1 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $3.9 million. Madison Life's expenses increased $.7 million and Standard Life's increased $2.5 million. The increase at Madison Life is primarily due to higher employee and related expenses, and other administrative expenses. The increase at Standard Life is comprised of a $1.6 million increase in commissions due to the higher level of premiums and a $.9 million increase in general expenses due to higher administrative fees from the increase in volume. IndependenceCare's expenses increased $.7 million due to the acquisition of two subsidiary MGU's.

Corporate

Excluding realized gains of $.1 million in 2001, operating income for the period ended June 30, 2001 decreased by $.4 million from 2000 to a loss of $1.4 million. This decrease is due to lower investment income from partnerships in 2001 of $.2 million, a decrease in interest expense of $.1 million and an increase in general expenses of $.3 million.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 82% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at June 30, 2001. Also at such date, approximately 96.4% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2001, approximately 3.6% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was represented by real estate and mortgage loans. The Company has no non-performing fixed maturities.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2001 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2000. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

The increase in fixed maturities is offset by a decrease in cash and an increase in due to brokers due to the timing of securities trades that settled after June 30, 2001 and due to the final payment of the notes receivable from acquisitions in the first quarter of 2001.

The Company had net receivables from reinsurers of $129.1 million at June 30, 2001. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at June 30, 2001.

Corporate

On July 26, 2001 the Company commenced a "Modified Dutch Auction" tender offer for 100,000 shares of its Common Stock at prices specified by the tendering shareholders not in excess of $16.75 nor less than $15.00 per share, in $0.25 increments. The tender offer will expire at 5:00 p.m., Eastern Time, on August 23, 2001, unless extended by IHC.

In the second quarter of 2001, 67,800 of IHC's Share Purchase Warrants ("Warrants") were exercised for 113,835 shares of Common Stock upon payment to IHC of $1,695,000 cash. All unexercised Warrants have now expired in accordance with their items.

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

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $14.0 million at June 30, 2001.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a decrease in unrealized gains of $1.2 million, net of deferred tax expense and deferred policy acquisition costs, in total stockholders' equity, reflecting unrealized gains of $.1 million at June 30, 2001 versus $1.2 million at December 31, 2000. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 29, 2001, the following nine nominees were re-elected for one-year terms on the Board of Directors:

Larry R. Graber, Harold E. Johnson, Allan C. Kirkman, Steven B. Lapin, Edward Netter, Robert P. Ross, Jr., Edward J. Scheider, James G. Tatum and Roy T.K. Thung

The vote on the election of the above nominees was:

For At least 7,537,890 shares

Withheld No more than 15,462 shares

In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2001 was ratified by a vote of 7,539,920 shares for, 548 shares against, and 2,578 shares abstaining. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit 11. Statement re: computation of per share earnings.

b) No report on Form 8-K was filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(THE REGISTRANT)

Dated: August 8, 2001 By:/s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and

Chief Financial Officer