Form 10-Q
period 2001-09-30
INDEPENDENCE HOLDING CO
filed 2001-11-13
CIK 701869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: SEPTEMBER 30, 2001

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

                       7,785,617 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of November 12, 2001

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Balance Sheets -
September 30, 2001 (unaudited) and December 31, 2000	3

Consolidated Statements of Operations -
Three Months and Nine Months Ended September 30, 2001
and 2000 (unaudited)	4

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2001 and 2000 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6 - 9

Management's Discussion and Analysis of Results of Operations and
Financial Condition	10 - 15

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	15

Signatures	16

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
	(UNAUDITED)
ASSETS:
Investments:
Short-term investments	$1,791,000	$5,455,000
Securities purchased under agreements
to resell	20,392,000	22,253,000
Fixed maturities	425,907,000	378,745,000
Equity securities	30,783,000	18,770,000
Other investments	69,007,000	65,284,000
Total investments	547,880,000	490,507,000
Cash and cash equivalents	7,721,000	18,024,000
Due from brokers	8,979,000	2,187,000
Deferred acquisition costs	23,574,000	26,731,000
Due and unpaid premiums	7,952,000	7,977,000
Due from reinsurers	144,155,000	152,872,000
Notes and other receivables	5,661,000	15,601,000
Other assets	12,548,000	10,729,000

TOTAL ASSETS	$758,470,000	$724,628,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$307,081,000	$308,145,000
Unearned premiums	20,144,000	20,485,000
Funds on deposit	184,055,000	185,696,000
Policy claims	6,831,000	7,224,000
Other policyholders' funds	4,887,000	4,642,000
Financial instruments sold, but not
yet purchased	601,000	-
Due to brokers	46,636,000	24,597,000
Due to reinsurers	10,327,000	8,853,000
Accounts payable, accruals and other
liabilities	16,744,000	20,311,000
Income taxes	6,515,000	3,142,000
Long-term debt	14,063,000	15,000,000

TOTAL LIABILITIES	617,884,000	598,095,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,785,617 and
7,878,813 shares issued and outstanding,
respectively, net of 1,998,537 and
1,784,906 shares in treasury, respectively	7,786,000	7,879,000
Paid-in-capital	78,368,000	80,099,000
Accumulated other comprehensive income:
Unrealized gains on investments, net	6,101,000	1,237,000
Retained earnings	48,331,000	37,318,000

TOTAL STOCKHOLDERS' EQUITY	140,586,000	126,533,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$758,470,000	$724,628,000

See Accompanying Notes to Consolidated Financial Statements.
INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000

REVENUES:

Premiums earned	$26,866,000	$23,322,000	$79,061,000	$65,506,000
Net investment income	7,638,000	9,056,000	26,244,000	27,072,000
Net realized and
unrealized gains (losses)	1,142,000	441,000	3,528,000	(365,000)
Other income	1,212,000	951,000	3,652,000	785,000

	36,858,000	33,770,000	112,485,000	92,998,000

EXPENSES:
Insurance benefits, claims
and reserves	21,732,000	18,665,000	62,701,000	51,700,000
Amortization of deferred
acquisition costs	1,488,000	2,033,000	4,865,000	4,681,000
Selling, general and
administrative expenses	8,859,000	7,637,000	27,046,000	22,095,000
Interest expense on
long-term debt	216,000	335,000	745,000	952,000

	32,295,000	28,670,000	95,357,000	79,428,000

Operating income before
income taxes	4,563,000	5,100,000	17,128,000	13,570,000
Income tax expense	1,539,000	1,785,000	6,115,000	4,440,000

NET INCOME	$3,024,000	$3,315,000	$11,013,000	$9,130,000

BASIC INCOME PER
COMMON SHARE	$.38	$.42	$1.40	$1.16

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING	7,927,000	7,898,000	7,893,000	7,898,000

DILUTED INCOME PER
COMMON SHARE	$.37	.41	$1.37	$1.14

WEIGHTED AVERAGE
DILUTIVE SHARES
OUTSTANDING	8,094,000	8,006,000	8,036,000	7,986,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,013,000	$9,130,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred policy acquisition costs	4,865,000	4,681,000
Realized (gains) losses on sales of
investments	(4,514,000)	553,000
Unrealized losses (gains) on trading securities	986,000	(188,000)
Depreciation	1,026,000	665,000
Deferred tax benefit	(1,251,000)	(719,000)
Other	(1,075,000)	(892,000)
Changes in assets and liabilities:
Net sales of trading securities	(7,720,000)	335,000
Decrease in insurance liabilities	(1,026,000)	(2,997,000)
Additions to deferred acquisition costs	(4,014,000)	(581,000)
Change in net amounts due from and to
reinsurers	10,192,000	(14,111,000)
Change in income tax liability	1,910,000	(220,000)
Change in due and unpaid premiums	25,000	3,981,000
Other	(3,197,000)	442,000

Net cash provided by
operating activities	7,220,000	79,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	15,247,000	8,094,000
Sales and maturities of short-term investments	27,113,000	66,406,000
Purchases of short-term investments	(23,284,000)	(61,019,000)
Net sales (purchases) of resale agreements	1,861,000	(1,276,000)
Sales of fixed maturities	1,129,467,000	399,824,000
Purchases of fixed maturities	(1,162,366,000)	(424,056,000)
Sales of equity securities	20,100,000	57,349,000
Purchases of equity securities	(24,225,000)	(66,793,000)
Proceeds on sale of other investments	5,096,000	5,859,000
Additional investments in other investments, net
of distributions	(8,374,000)	(8,931,000)
Acquisition of companies	(1,756,000)	-
Net change in notes receivable	10,558,000	28,312,000
Other	(1,637,000)	2,181,000

Net cash (used) provided by
investing activities	(12,200,000)	5,950,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(937,000)	-
Exercise of common stock options and warrants	1,726,000	2,000
Payments of investment-type insurance
contracts	(2,168,000)	(1,818,000)
Repurchase of common stock and warrants	(3,550,000)	-
Dividends paid	(394,000)	(369,000)

Net cash used by financing activities	(5,323,000)	(2,185,000)

(Decrease) increase in cash and cash
equivalents	(10,303,000)	3,844,000
Cash and cash equivalents, beginning of year	18,024,000	6,689,000
Cash and cash equivalents, end of period	$7,721,000	$10,533,000

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities hold approximately 58% of IHC's outstanding common stock.

(B) PRINCIPLES OF CONSOLIDATION AND PREPARATION OF

FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in the prior year's consolidated financial statements and have been restated to conform to the 2001 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation from the assumed exercise of options using the treasury stock method for the three months ended September 30, 2001 and 2000, respectively, are 167,000 and 108,000 shares and 143,000 and 88,000 shares for the nine months ended September 30, 2001 and 2000, respectively. Net income does not change as a result of the assumed dilution of options. All of the Company's share purchase warrants expired on June 30, 2001.

NOTE 3. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year.

The income tax expense for the nine months ended September 30, 2001 allocated to stockholders' equity for unrealized gains on investment securities was $2,714,000, representing the change in the deferred tax liability of $3,447,000 at September 30, 2001 from a deferred tax liability of $733,000 at December 31, 2000.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $5,481,000 and $5,235,000 for the nine months ended September 30, 2001 and 2000, respectively. Cash payments for interest were $747,000 and $570,000 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts previously reported directly in equity. Comprehensive income for the three months and nine months ended September 30, 2001 and 2000 is as follows:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	2001	2000	2001	2000
	(IN THOUSANDS)

Net income	$3,024	$3,315	$11,013	$9,130
Unrealized gains, on
available-for-sale securities	6,051	3,153	4,864	3,889
Comprehensive income	$9,075	$6,468	$15,877	$13,019

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months and nine months ended September 30, 2001 and 2000 is as follows:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	2001	2000	2001	2000
	(IN THOUSANDS)

Revenues:

Medical Stop-Loss	$8,295	$6,927	$22,848	$17,359
DBL	5,156	5,019	15,421	14,797
Group Term Disability and
Term Life and Annuities	5,724	4,952	17,417	15,509
Credit Life and Disability	3,752	3,916	10,043	12,116
Managed Health Care	2,707	1,731	9,361	4,495
Special Disability	247	191	416	463
Individual Life and Annuities	8,669	9,945	28,780	24,630
Other Business	1,194	112	3,758	2,449
Corporate	(28)	536	913	1,545
	35,716	33,329	108,957	93,363
Net Realized and Unrealized
Gains (Losses)	1,142	441	3,528	(365)
	$36,858	$33,770	$112,485	$92,998

Operating Income (Loss):

Medical Stop-Loss	$1,895	$1,286	$5,072	$3,794
DBL	801	504	2,053	1,391
Group Term Disability and
Term Life and Annuities	853	733	1,625	1,611
Credit Life and Disability	313	247	261	427
Managed Health Care	187	83	995	131
Special Disability	302	203	490	517
Individual Life and Annuities	308	2,078	4,884	7,035
Other Business	336	371	1,204	971
Corporate	(1,358)	(511)	(2,239)	(990)
	3,637	4,994	14,345	14,887
Interest Expense	(216)	(335)	(745)	(952)
Net Realized and Unrealized
Gains (Losses)	1,142	441	3,528	(365)
	$4,563	$5,100	$17,128	$13,570

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations". In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using one method - the purchase method. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 142, but does not expect it to have a material impact on the Company. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 is effective for financial statements issued after December 15, 2001. The adoption of SFAS No. 143 and SFAS No. 144 will not have a material impact on the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

The Company's operating income was $4.6 million for the three months ended September 30, 2001 compared to $5.1 million for the same period of 2000. The Company had net realized and unrealized gains of $1.1 million in 2001 and $.4 million in 2000. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, operating income decreased to $3.5 million in 2001 as compared to $4.7 million in 2000 (see Note 6 of Notes to Consolidated Financial Statements). Net income was $3.0 million, or $.37 per share, diluted, for the quarter ended September 30, 2001 versus $3.3 million, or $.41 per share, diluted, in 2000.

Insurance Group

The Insurance Group's operating income increased $.2 million to $6.1 million in 2001 from $5.9 million in 2000. Operating income includes net realized and unrealized gains of $1.1 million in 2001 compared to $.4 million in 2000. Operating income excluding net realized and unrealized gains was $5.0 million in 2001 compared to $5.5 million in 2000.

Premium revenues increased $3.6 million to $26.9 million in 2001 from $23.3 million in 2000; premium revenues decreased $.2 million at Madison Life and increased $3.8 million at Standard Life. The change at Madison Life is comprised of: a $.4 million increase in long-term disability ("LTD") premiums as a result of an increase in premiums written in 2001 offset by a $.5 million decrease in ordinary life and individual accident and health premiums and a $.1 million decrease in all other lines. The increase at Standard Life is comprised of: a $2.5 million increase in stop-loss premiums due to higher retention and increased volume in 2001; a $.3 million increase in HMO reinsurance due to an increase in volume and a coinsurance agreement entered into in 2001; a $.3 million increase in group life premiums; a $.4 million increase in the new blanket accident line; and a $.3 million increase in all other lines.

Total net investment income decreased $.8 million. This decrease was primarily the result of lower returns on certain market neutral partnership investments which earned $.1 million in 2001 as compared to $1.1 million in 2000. (The S&P 500 Index lost 14.7% during the third quarter of 2001). The annualized return on investments of the Insurance Group in the third quarter of 2001 was 6.3% compared to 7.3% in the third quarter of 2000.

Other income increased $.2 million from a $.3 million increase in fee income at IndependenceCare due to the increase in premiums written, offset by $.1 million less fee income earned by Madison Life's majority owned managing general underwriter ("MGU").

Insurance benefits, claims and reserves increased $3.1 million, reflecting an increase of $.1 million at Madison Life and an increase of $3.0 million at Standard Life. The change at Standard Life is comprised of: a $1.4 million increase in stop-loss reserves due to the increase in premiums, slightly offset by lower loss ratios; a $1.0 million increase in the group life and annuity lines of business ($.4 million of which is due to losses on the Volunteer Firefighters Division as a consequence of the September 11th tragedy); a $.3 million increase in the HMO Reinsurance line due to the increase in volume; and a $.3 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.4 million. Madison Life's expenses decreased $.2 million. The decrease at Madison Life is due to a decrease in commission expense. Standard Life's increased $.2 million, due to higher administrative fees attributable to the increase in volume. IndependenceCare's expenses increased $.4 million due to the increase in volume and the acquisitions in 2001.

Corporate

Operating income for the quarter ended September 30, 2001 decreased by $.7 million from 2000 to a loss of $1.5 million due to higher general expenses of $.2 million, lower returns on certain market neutral partnership investments of $.6 million; offset by lower interest expense of $.1 million due to a decrease in interest rates in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company's operating income was $17.1 million for the nine month period ended September 30, 2001 compared to $13.6 million for the same period of 2000. The Company had net realized and unrealized gains of $3.5 million in 2001 and losses of $.4 million in 2000. Excluding net realized and unrealized gains, operating income decreased to $13.6 million in 2001 as compared to $14.0 million in 2000 (see Note 6 of Notes to Consolidated Financial Statements). Net income was $11.0 million, or $1.37 per share, diluted, for the nine months ended September 30, 2001 versus $9.1 million, or $1.14 per share, diluted, in 2000.

Insurance Group

The Insurance Group's operating income increased $4.5 million to $20.0 million in 2001 from $15.5 million in 2000. Operating income includes net realized and unrealized gains of $3.5 million in 2001 compared to losses of $.4 million in 2000. Operating income excluding net realized and unrealized gains was $16.5 million in 2001 compared to $15.9 million in 2000.

Premium revenues increased $13.6 million to $79.1 million in 2001 from $65.5 million in 2000; premium revenues increased $2.0 million at Madison Life and $11.6 million at Standard Life. The change at Madison Life is comprised of: a $1.4 million increase in long-term disability ("LTD") premiums as a result of an increase in premiums written in 2001; a $2.3 million increase in ordinary life and individual accident and health premiums due to previously reported acquisition activity; and a $.1 million increase in group term life; such increases were offset by: a $1.8 million decrease in the credit lines of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997. The increase at Standard Life is comprised of: a $7.0 million increase in stop-loss premiums due to higher retention ($6.2 million) and increased volume in 2001 ($.8 million); a $2.2 million increase in HMO reinsurance due to an increase in volume from a coinsurance agreement on a new block of business; a $1.0 million increase in provider excess premiums due to an assumed block; a $1.0 million increase in the new blanket accident line and a $.4 million increase in all other lines.

Total net investment income decreased $.2 million due to an increase in assets slightly offset by a decrease in the annualized return due to lower returns on certain market neutral partnership investments. The annualized return on investments of the Insurance Group in 2001 was 7.0% compared to 7.2% in 2000.

Other income increased $2.7 million due to a $2.3 million increase at Standard Life comprised of a decrease in coinsurance reserves due to the surrender by a large group of policyholders in a modified coinsurance treaty in 2000 with no corresponding amount in 2001 (such increase in other income is offset by an increase in insurance benefits and claims) and a $1.2 million increase in fee income at IndependenceCare due to an increase in premiums written in 2001 and due to the acquisition of two subsidiary MGU's; offset by $.8 million less fee income earned by Madison Life's majority owned managing general underwriter ("MGU").

Insurance benefits, claims and reserves increased $11.0 million, reflecting an increase of $1.8 million at Madison Life and an increase of $9.2 million at Standard Life. Madison Life's increase resulted from: a $1.9 million increase in ordinary life, annuities, and individual accident and health reserves, claims and surrenders due to the increase in volume; and a $.8 million increase in LTD claims due to the increase in premiums and higher loss ratios; such increases were offset by a $.9 million decrease in the credit line of business due to the decrease in volume. The change at Standard Life is comprised of: a $3.9 million increase in stop-loss reserves due to the increase in premiums slightly offset by lower loss ratios; a $1.8 million increase in the closed block of ordinary life business due to the surrender by a large group of policyholders in 2000 offsetting the increase in other income; a $.5 million increase in blanket accident reserves due to this new line of business; a $1.3 million increase in the HMO reinsurance line due to the increase in volume; a $1.3 million increase in provider excess reserves due to the increase in volume; and a $.4 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $4.5 million. Madison Life's expenses increased $.5 million and Standard Life's increased $2.9 million. The increase at Madison Life is primarily due to higher employee and related expenses, and other administrative expenses. The increase at Standard Life is comprised of a $1.7 million increase in commissions due to the higher level of premiums and a $1.2 million increase in general expenses due to higher administrative fees from the increase in volume and an increase in salary and related expenses due to the addition of several new employees associated with the increase in volume. IndependenceCare's expenses increased $1.1 million due to the increase in premium volume and acquisition of two subsidiary MGU's.

Corporate

Operating income for the period ended September 30, 2001 decreased by $1.0 million from 2000 to a loss of $2.9 million. This decrease is due to lower investment income from partnerships in 2001 of $.8 million; an increase in general expenses of $.5 million slightly offset by an increase in other income of $.1 million and a decrease in interest expense of $.2 million.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 87% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at September 30, 2001. Also at such date, approximately 96.3% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2001, approximately 3.7% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was represented by real estate and mortgage loans. The Company has no non-performing fixed maturities.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2001 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2000. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

The increase in fixed maturities is offset by a decrease in cash and an increase in due to brokers due to the timing of securities trades that settled after September 30, 2001 and due to the final payment of the notes receivable from acquisitions in the first quarter of 2001.

The Company had net receivables from reinsurers of $133.8 million at September 30, 2001. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at September 30, 2001.

Corporate

On September 4, 2001 the Company completed its "Modified Dutch Auction" tender offer by repurchasing 202,680 shares of its Common Stock at a purchase price of $16.75 per share or $3.4 million.

In the second quarter of 2001, the Company received $1.7 million upon exercise of 68,100 of IHC's Share Purchase Warrants ("Warrants") for 114,337 shares of Common Stock. All unexercised Warrants have now expired in accordance with their terms.

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

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $9.0 million at September 30, 2001.

Capital Resources

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced an increase in unrealized gains of $4.9 million, net of deferred tax expense and deferred policy acquisition costs, in total stockholders' equity, reflecting unrealized gains of $6.1 million at September 30, 2001 versus $1.2 million at December 31, 2000. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

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

b) No report on Form 8-K was filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(THE REGISTRANT)

Dated: November 13, 2001 By:/s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and

Chief Financial Officer