Form 10-K
period 2001-12-31
INDEPENDENCE HOLDING CO
filed 2002-03-26
CIK 701869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

7,786,367 shares of common stock were outstanding as of March 18, 2002.

The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of March 21, 2002 was $50,722,000.

The Exhibit Index is located on page 73 of this filing.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

Standard Life, which has an A (Excellent) rating from A.M. Best & Company, Inc. ("Best"), is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin and licensed to sell insurance products in 46 states, the District of Columbia and the Virgin Islands and is an accredited reinsurer in New York, has an A- (Excellent) rating from Best. First Standard, which is domiciled in Delaware and licensed to write property and/or casualty insurance in 15 other states, has a B+ (Very Good) rating from Best. The Company has been informed by Best, that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and are also based upon factors relevant to policyholders, agents, and intermediaries, and are not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold securities of IHC.

On August 28, 2000, the Company paid a 10% special stock dividend to shareholders of record as of August 14, 2000. Accordingly, the number of shares of common stock outstanding, common stock options, all per share calculations and exercise prices included in the accompanying schedules, exhibits, Consolidated Financial Statements and Notes thereto, reflect the 10% stock dividend and its retroactive effect.

For information pertaining to the Company's business segments, reference is made to Note 16 of Notes to Consolidated Financial Statements.

PRINCIPAL PRODUCTS AND SERVICES

Medical Stop-Loss

Standard Life markets, throughout the United States, stop-loss insurance for self-insured group medical plans. It is anticipated that Madison Life will begin selling this product in the second quarter of 2002 and is currently approved to do so in 34 states and jurisdictions. Medical stop-loss insurance allows self-insured employers to manage the risk of excessive health insurance exposures by limiting aggregate and specific losses to a predetermined amount. Self-insured plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans.

Medical stop-loss coverage is available on either a specific or a specific and aggregate basis, although the majority of our policies cover both specific and aggregate claims. Plans are designed to fit the identified needs of the self-insured employer by offering a variety of attachment points (i.e., the level of claims after which the medical stop-loss benefits become payable) and various deductible options.

The Company markets medical stop-loss through a network of managing general underwriters ("MGUs") who are non-salaried contractors that receive administrative fees. During 2001, Standard Life marketed this product through 11 MGUs, including five in which the Company now has equity interests. Madison Life anticipates that it will begin marketing medical stop-loss through additional MGUs in 2002.

MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by the Company, billing and collecting premiums from the employers, paying commissions to third party administrators ("TPAs") and/or brokers, and adjudicating claims. The Company is responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing and medically managing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. The Company also markets medical stop-loss through its Health Maintenance Organization ("HMO") relationships, as further described below under "Managed Health Care."

Individuals who obtain health coverage through self-insured plans cannot currently sue their employer in state court for punitive or compensatory damages, but can seek legal recourse in federal court where an employer can be ordered to cover a wrongfully-denied benefit. In the continuing debate over health care reform, certain federal and state legislation has been proposed which could have the effect of making plan sponsors, administrators, or certain other parties liable for punitive damages in state court. While the Company cannot predict whether any of these proposals will be adopted or what, if any, impact enactment of any of these would have on its medical stop-loss business, the number of employers offering health benefits or choosing self-insured plans could be reduced, plans could increase the portion paid by employees (thereby reducing participation), the Company's pricing and coverage options could be affected, and the Company could be faced with greater liability exposures. As with past initiatives which were not enacted, the Company believes that any such initiatives that could ultimately be implemented should continue to recognize employer's self-insurance of health care benefits as a viable and cost-effective method of financing health care for employees and their families.

For several years prior to 2000, Standard Life experienced unacceptable loss ratios in its medical stop-loss business. In order to improve its experience, the Company terminated certain MGUs and producers, increased its underwriting and claims audits, tightened its underwriting guidelines and policies and hired experienced underwriting and medical management personnel. As a result of these measures and a tightening of rates in the industry, Standard Life has experienced improved results for the 2000 and 2001 underwriting years and expects that such improved loss ratios will continue in 2002.

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

Group Term Disability; Group Term Life and Annuities

Group Long-Term and Short-Term Disability

The Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 50% and 70% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until they are eligible for long-term disability benefits or they are no longer disabled.

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

Group Term Life and Annuities

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

Standard Life distributes group term life insurance products through MGUs (including its medical stop-loss and managed care MGUs), HMOs, general agents and brokers. The independent general agents and agents or brokers who market these products are paid commissions, and the MGUs and HMOs that market these products receive administrative fees.

Standard Life has begun marketing in 45 states specialized defined benefit and defined contribution service award programs, together with separate group life coverage, to Volunteer Emergency Services personnel. These products are distributed through independent general agents who are paid commissions. Standard Life entered this line of business as a result of an acquisition of a block of business in 1999 and, based on its "A" Best rating and broad licensing, Standard Life intends to increase sales in its core markets and expand into other areas.

Managed Health Care

IndependenceCare is an MGU for the managed care products of Standard Life and First Standard. In addition, IndependenceCare has agreements with two other carriers to write business on their behalf in the event of marketing conflicts or regulatory requirements. During the first quarter of 2001, IndependenceCare acquired the business and employees of two other managed care MGUs and, during the first quarter of 2002, it acquired the business and employees of a medical stop-loss MGU. IndependenceCare currently has three operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C. and IndependenceCare Underwriting Services - Southwest L.L.C. and a marketing office in California. IndependenceCare's experienced staff is responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims. Final authority for all financial decisions remains with the carrier.

Provider Excess Loss

Standard Life markets provider excess loss products to providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations (collectively, "MCO's") that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation. In addition, First Standard is now licensed in 15 states in which life and health companies are not permitted to write this coverage. Standard Life and First Standard write these products through IndependenceCare and another MGU, in which the Company has an equity interest, that specializes in provider excess loss insurance. IndependenceCare and this MGU are responsible for marketing, underwriting, billing and collecting premiums, medically managing and administering and adjudicating claims.

HMO Reinsurance

Standard Life markets, throughout the United States, reinsurance for HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by regulation. Many state regulatory authorities responsible for HMO oversight require such coverage. This coverage allows HMOs to manage the risk of excessive exposures by limiting specific losses to a pre-determined amount. Standard Life markets HMO reinsurance through IndependenceCare and another MGU, in which the Company has an equity interest, that specializes in this product. IndependenceCare and this MGU are responsible for marketing, underwriting, billing and collecting premiums, medically managing, and administering and adjucating claims.

HMO Point-of-Service ("POS")

Standard Life has capitalized on the competitive pressures in the HMO market by marketing POS coverage throughout the United States through its HMO relationships. A POS product allows a member greater freedom of choice of providers and/or the ability to access care without a gatekeeper or primary care physician referral; both mature and start-up HMOs are experiencing difficulty in attracting and retaining members unless they are able to offer such options. Most states require that HMOs desiring to offer a POS product do so by partnering with an indemnity carrier (such as Standard Life). With respect to the POS product, Standard Life retains final responsibility for underwriting, issuing policies, billing and collecting premiums and servicing claims.

HMO Employer Medical Stop-Loss

The Company markets its employer medical stop-loss products and other ancillary group products (including group term life, AD&D, LTD, STD, and dental) through its HMO distribution network, IndependenceCare and its other medical stop-loss MGU's. Like Standard Life's other medical stop-loss product, HMO employer stop-loss allows self-insured employers to manage the risk of excessive health insurance exposures by limiting aggregate and specific losses to a predetermined amount, as well as utilizing the medical management expertise of the HMOs.

Through equity investments and wholly owned subsidiaries, the Company has interests in seven entities that market provider excess loss, HMO reinsurance and employer medical stop-loss products through their proprietary market databases and alliances with various partners. The Company believes that these interests will enable it to control a substantial portion of the distribution networks for its core products, as well as ancillary group products.

Individual Life and Annuities

This category includes: (i) individual insurance products that are in runoff as a result of the Insurance Group's decision to discontinue writing such products; (ii) blocks of individual and annuity business that were acquired from other insurance companies; and (iii) individual life and annuities written through Madison Life's military and civilian government employee division.

The following lines of Standard Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, and miscellaneous insurance business. Madison Life's runoff in this category consists of existing blocks of individual life (including pre-need (i.e., funeral expense coverage), traditional and interest-sensitive life blocks which were acquired in 1997, 1998, 1999 and 2000), individual accident and health products, annual and single premium deferred annuity contracts and individual annuity contracts. In 2000, Madison Life began marketing an individual life product (with annuity and accumulation fund riders) to military and civilian government employees, primarily through payroll deduction. This strategic initiative arose from Madison Life's acquisition of a block of $78,000,000 in reserves of this business in 1999 - - see Acquisitions. This business is being distributed through independent general agents and brokers who receive commissions.

Credit Life and Disability

Madison Life sells credit life and disability products that insure a debtor for a value and duration not to exceed the amount and repayment term of the indebtedness. Credit insurance is composed of two basic types of coverage: (i) credit life insurance provides for a lump sum benefit paid to the creditor upon the death of the insured debtor to extinguish or reduce the balance of indebtedness; and (ii) credit disability insurance provides a monthly benefit/indemnity (usually a sum equal to the scheduled monthly loan payment) paid to the creditor in the event of the insured debtor's total disability until the debtor recovers or is able to return to gainful employment or until the scheduled expiration of the insurance coverage, whichever first occurs.

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

Over 80% of Madison Life's credit insurance premium is derived from financial institutions (banks, thrifts, credit unions and finance companies). Madison Life also markets through entities that arrange for the extension of credit (e.g., automobile, marine and furniture dealerships). Its credit insurance products are marketed and distributed by non-salaried general agents and brokers who receive commissions or service fees.

Madison Life is expanding its share of the credit insurance market through geographical diversification (with active producers in 29 continental states plus the Virgin Islands and Hawaii) and strategic marketing alliances with other insurance companies. Madison Life is improving the utilization of its credit insurance resources and reducing unit-operating expenses by performing contract credit insurance third-party administration services for other insurance companies.

Other Business

This category includes: (i) group insurance products that are in runoff as a result of the Insurance Group's decision to discontinue writing such products; (ii) blocks of business that were acquired from other insurance companies written by the Insurance Group (acquired blocks of business of the type currently being written are included within the specified product group); (iii) disability income, accidental medical, accidental death, and AD&D insurance to athletes, executives and entertainers which are in runoff; (iv) blanket accident insurance sold through two specialized general agents; and (v) certain miscellaneous insurance products.

The following table sets forth gross direct and assumed earned premiums and premiums earned of the Insurance Group by principal product for the years indicated (in thousands):

	GROSS DIRECT AND ASSUMED EARNED PREMIUMS

	2001	2000	1999

Medical Stop-Loss	$123,252	$125,252	$109,153
DBL	20,023	19,120	19,529
Group Term Disability;	42,577	38,616	34,846
Term Life and Annuities
Managed Health Care	39,724	34,305	41,848
Individual Life and Annuities	17,855	17,263	12,225
Credit Life and Disability	15,370	17,603	20,239
Other Business	22,920	20,750	27,954

TOTAL	$281,721	$272,909	$265,794

PREMIUMS EARNED
	2001	2000	1999

Medical Stop-Loss	$30,108	$19,496	$17,204
DBL	20,023	19,120	19,529
Group Term Disability;
Term Life and Annuities	16,831	15,394	13,498
Managed Health Care	10,201	4,895	4,680
Individual Life and Annuities	16,328	15,749	14,548
Credit Life and Disability	12,255	14,274	17,552
Other business	2,496	1,361	3,382

TOTAL	$108,242	$90,289	$90,393

The following table summarizes the aggregate life insurance in-force of the Insurance Group (in thousands):
	2001	2000	1999
LIFE INSURANCE IN-FORCE:
Group	$6,009,252	$6,661,800	$5,846,322
Individual term	299,687	238,207	584,732
Individual permanent	1,111,311	1,276,403	852,496
Credit	673,210	737,110	708,938
TOTAL LIFE INSURANCE
IN-FORCE (1), (2)	$8,093,460	$8,913,520	$7,992,488

NEW LIFE INSURANCE:
Group	$432,832	$907,583	$1,119,979
Individual term	20,837	-	-
Individual permanent	48,339	22,547	38,314
Credit	178,478	175,669	171,654

TOTAL NEW LIFE INSURANCE	$680,486	$1,105,799	$1,329,947

NOTES:

(1) Includes participating participating
Insurance	$132,639	$148,397	$142,072
(2) Before ceded
Reinsurance of:
Group	$3,165,703	$3,635,801	$2,929,559
Individual	197,881	274,236	262,510
Credit	103,018	92,063	157,967

Total ceded reinsurance	$3,466,602	$4,002,100	$3,350,036

ACQUISITIONS

The Company has assembled a team of senior executives who are responsible for identifying, analyzing, negotiating, acquiring and administering blocks of insurance business. The team members, who have been involved with numerous acquisitions, focus primarily on transactions involving the purchase of blocks of policies, but also evaluate acquisitions of entire companies. The Company's management information systems ("MIS") and policyholder services departments are experienced in converting the acquired policies and assuming the daily servicing requirements related to the acquisition of substantial blocks of policies. The Company believes that Madison Life's track record of quickly and efficiently converting large numbers of policies (e.g., over 115,000 policies were converted in a two month period at the end of 1999) provides Madison Life with a competitive advantage in many acquisitions. The Company continually upgrades its systems so as to efficiently handle sophisticated policies and contracts.

The Company believes that current trends in the life and health insurance industry provide excellent opportunities for more acquisitions and consolidations. Some companies are reducing administrative costs by divesting of divisions, insurance subsidiaries and blocks of business which do not fit their overall strategies, or are disposing of non-core businesses in order to focus capital on their primary lines. Other companies are experiencing increased difficulty in remaining competitive due to more stringent regulatory requirements, downgrades by rating agencies, the increased cost of sophisticated information processing systems and the inaccessibility to capital markets. Mutual companies and non-profit entities, in particular, may have difficulty accessing sources of capital. Additionally, there are many small to medium sized closely held insurance companies which are exploring divestiture options. Although it has faced increased competition for these blocks in recent years, the Company believes that it is well positioned to compete for these opportunities.

Historical

Madison Life acquired two blocks of business with effective dates in 2000. One was a small credit insurance block purchased from a company that was voluntarily liquidating. The other was a block of universal life policies with reserves of $14,700,000 purchased from a company that was exiting this line of business.

During 1999, Madison Life acquired seven blocks of business with total reserves of $143,500,000. $135,400,000 of these reserves were acquired from the receivers of four liquidated companies. Madison Life was selected by the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA") to be the assuming company for these blocks in part because of Madison Life's reputation for quickly converting large numbers of policies with minimal disruption to policyholders. One of these blocks, with reserves of $78,000,000, was comprised of individual life and annuity policies. Two of these blocks, totaling $43,800,000 of reserves, were composed of pre-need and burial policies, and the fourth block, with reserves of $13,600,000, encompassed individual life, annuity and disability income policies. Three other blocks, comprised of individual life, annuities and disability income policies, with reserves totaling $8,100,000, were acquired from three insurance companies exiting these lines of business.

Madison Life acquired four individual life insurance blocks during 1998 with total reserves of $41,500,000. One of the blocks, with reserves of $250,000, was purchased from the receiver of a liquidated company. A second block, with reserves of $250,000, was purchased from a state insurance guaranty fund. A third block, with reserves of $30,000,000, was purchased from another state insurance guarantee fund. The fourth life block, with reserves of $11,000,000 was purchased from an active company exiting the individual life market. In connection with the purchase of a credit insurance agency, Madison Life acquired a block of credit life and disability policies with reserves of $2,000,000.

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

Outlook

To facilitate its acquisition activity, IHC has contributed $36,000,000 to Madison Life since 1993. These contributions served to further enhance the Insurance Group's already good capital ratios, broad licensing and excellent asset quality. The Company currently has corporate liquidity of $7,445,000. The Company anticipates that it can use its current liquidity, incur additional bank debt and/or raise additional capital in the public or private markets to the extent determined necessary or desirable in order to pursue acquisitions.

The Company is particularly interested in acquiring the following types of policies: traditional and group life, interest-sensitive life, credit life and health, limited benefit health (e.g., cancer or hospital indemnity), medical stop-loss, DBL, certain other disability and certain annuities. As demonstrated by the magnitude of the transactions the Company has successfully completed with NOLHGA, state guaranty funds and associated receivers, the Company believes that it will continue to be a leader in the acquisition of blocks of business from insolvent companies. In addition, the Company expects that additional opportunities may develop with non-profit entities that are having difficulty administering their insurance policies in an economically efficient manner, such as the block acquired by Standard Life in 1999.

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

Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Maximum net retention limits for Standard Life at December 31, 2001 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) $550,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; and (v) $25,000 on its special disability business. For certain treaty years, Standard Life also maintains stop-loss and catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 2001, maximum net retention limits for Madison Life were: (i) $4,764 per month on group long-term disability insurance; (ii) $1,400 per month on group short-term disability insurance; (iii) $175,000 on group term life, accidental death benefits, and supplemental coverages issued to group term life holders; (iv) $125,000 on substandard ordinary life, group credit life, group family life and individual ordinary life; (v) $1,000 per month on individual substandard long-term disability insurance; (vi) $1,000 per month on credit disability insurance; and (vii) $1,000 monthly benefit on individual accident and health insurance. In addition, Madison Life has purchased additional reinsurance on the portion of risks which it retains, limiting its exposure on a catastrophic (aggregate) loss.

The following reinsurers represent 58% of the total ceded premium for the year ended December 31, 2001:

General Reinsurance Corp.	28.5%
ReliaStar Life Insurance Co., Inc.	16.1%
Sirius International Insurance Co.	6.9%
American Re-Insurance Co.	6.5%
58.0%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies and reinsurance pools comprised of companies that are primarily rated "A" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2001 and 2000, the Insurance Group's ceded reinsurance in-force was $3.5 billion and $4.0 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 15 of Notes to Consolidated Financial Statements.

RESERVES AND INVESTMENTS

More than 91% of the Company's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2001, approximately 96% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Board of Directors.

As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations. Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death. Standard Life and Madison Life are also required by law to have periodically a cash flow adequacy analysis, which projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company. Standard Life, Madison Life and First Standard invest their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective Boards of Directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. The Company utilizes options to modify the duration and average life of the assets. Such investment strategies are further described in Note 1(F)(iv) of the Notes to Consolidated Financial Statements.

Under Wisconsin insurance law, there are restrictions relating to the percentage of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment. With respect to the portion of an insurer's assets equal to its liabilities plus a statutorily-determined security surplus amount, a Wisconsin insurer cannot, for example, invest more than a certain percentage of its assets in non-amortizable evidences of indebtedness, securities of any one person (other than a subsidiary and the United States government), or common stock of any corporation and its affiliates (other than a subsidiary).

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as at December 31, 2001:
INVESTMENTS BY TYPE
	CARRYING VALUE	% OF TOTAL INVESTMENTS

Fixed maturities:
Bonds:
United States Government
and authorities	$144,468	26.9%
States, municipalities and
political subdivisions	2,240	0.4%
Public utilities	6,967	1.3%
All other corporate securities	270,070	50.3%

Total fixed income securities	423,745	78.9%

INVESTMENTS BY TYPE (CONTINUED)
	CARRYING VALUE	% OF TOTAL INVESTMENTS

Equity securities:
Common stocks:
Industrial, miscellaneous
and other	10,839	2.0%
Non-redeemable preferred stock	15,203	2.8%

Total equity securities	26,042	4.8%

Securities purchased under
agreements to resell	7,156	1.3%
Partnership interests	57,098	10.7%
Policy loans	18,229	3.4%
Other	1,115	0.2%
Short-term investments	3,705	0.7%

Total investments	$537,090	100.0%

At December 31, 2001, 96% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 2001, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED
AAA	63.4%
AA	4.6%
A	6.3%
BBB	21.4%
BB or lower	4.3%
100%

The Company's total pre-tax investment results for each of the last three years were as follows:

Consolidated Statements of Operations	2001	2000	1999
Net investment income	$34,495,000	$35,038,000	$29,815,000
Net realized and
unrealized gains (losses)	4,328,000	(228,000)	(1,165,000)

Consolidated Balance Sheets
Net unrealized losses (gains)	(2,857,000)	15,435,000	(17,520,000))

Total pretax investment results	$35,966,0000	$50,245,000	$11,130,000

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

Certain transactions within the holding company system are also subject to regulation and supervision by such regulatory agencies. All such transactions must be fair and equitable. Notice to or prior approval by the insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under Delaware, New York and Wisconsin insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person. Under Delaware and New York laws, control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person; in Wisconsin, the presumption is defined as to more than ten percent of the voting securities of another person. Under Delaware and New York laws, an agreement to acquire control of an insurer domiciled in one of those states must be approved by the Commissioner of Insurance of that state. Under Wisconsin law, the Commissioner of Insurance has the right to disapprove an agreement to acquire control of a Wisconsin-domiciled insurer. In addition, periodic disclosure is required concerning the operations, management and financial condition of the insurer within the holding company system. An insurer is also required to file detailed annual statements with each supervisory agency, and its affairs and financial conditions are subject to periodic examination. See Note 17 of Notes to Consolidated Financial Statements for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

EMPLOYEES

The Company has 182 employees.

ITEM 2. PROPERTIES

IHC

IHC has entered into a renewable short-term arrangement with Geneve Corporation for the use of 6,750 square feet of office space as its corporate headquarters in Stamford, Connecticut.

Standard Life

Standard Life leases 13,000 square feet of office space in New York, New York as its corporate headquarters, 3,000 square feet of office space in Farmington, New York for its DBL claims processing center and 1,650 square feet of office space in Heathrow, Florida for a marketing office.

Madison Life

Madison Life leases 16,800 square feet of office space in Middleton, Wisconsin as its corporate headquarters, 3,900 square feet in Birmingham, Alabama for its military and government individual life and annuity division, 1,300 square feet in Austin, Texas for executive office space, 2,400 square feet in Wilkesboro, North Carolina for its credit agency, and 4,200 square feet in South Windsor, Connecticut for its majority-owned MGU.

IndependenceCare

IndependenceCare leases 4,000 square feet of office space in Minneapolis, Minnesota, 3,800 square feet in Vernon Hills, Illinois and 2,500 square feet in Franklin, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

The Company knows of no material pending legal proceedings to which it is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol INHO. IHC's share purchase warrants, which expired June 30, 2001 ("Warrants"), were traded over-the-counter. Warrant prices were quoted on the OTC Bulletin Board. The following tabulation shows the high and low sales prices for IHC's common stock and the high and low bid prices for the Warrants. The Warrant information was obtained from the Pink Sheets LLC.

		COMMON STOCK		WARRANTS

	HIGH	LOW	HIGH	LOW

QUARTER ENDED:
December 31, 2001	$18.000	$15.000	$-	$-
September 30, 2001	16.500	14.600	-	-
June 30, 2001	15.000	13.000	.250	.001
March 31, 2001	14.500	12.875	.625	.250

QUARTER ENDED:
December 31, 2000	14.000	10.000	.625	.375
September 30, 2000	14.000	6.000	.688	.500
June 30, 2000	11.932	9.091	.656	.438
March 31, 2000	12.614	9.318	.563	.375

In the second quarter of 2001, the Company received $1.7 million upon exercise of 68,100 Warrants for 114,337 shares of common stock. All unexercised Warrants have now expired in accordance with their terms. The foregoing prices for the Warrants do not necessarily represent actual transactions, but rather the quoted prices between dealers, excluding retail markup, markdown or commission.

At March 20, 2002, the number of record holders of IHC's common stock was 1,732.

IHC declared a cash dividend of $.05 per share on its common stock on each of December 4, 2001 and November 14, 2000.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.
			YEAR ENDED DECEMBER 31,
	2001	2000	1999	1998	1997
		(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME DATA:
Total revenues	$151,590	$127,037	$123,024	$110,614	$106,757
Net income applicable to
common shares	14,383	11,352	10,404	11,057	11,187

Operating income (excluding
net realized and
unrealized gains and losses)	18,171	17,062	15,725	12,397	11,7031
Net income (excluding net
securities gains and losses)	11,585	11,486	11,240	9,529	9,7381

BALANCE SHEET DATA:
Total investments	537,090	490,507	441,252	326,156	309,013
Total assets	725,796	724,628	678,351	500,312	454,738
Insurance liabilities	513,224	526,192	509,258	328,491	278,092
Long-term debt	12,188	15,000	15,000	-	-
Common stockholders' equity	137,548	126,533	103,551	109,527	91,005

PER SHARE DATA:
Cash dividends declared
per common share	.05	.05	.05	.05	.05
Basic income per common
share	1.83	1.44	1.30	1.36	1.37
Diluted income per
common share	1.80	1.42	1.29	1.33	1.35
Book value per common share	17.66	16.06	13.11	13.52	11.14

Diluted income per common
share (excluding net
securities gains and losses )	1.45	1.44	1.39	1.15	1.181

1 Also excludes the $1,046,000 gain from the sale of real estate in 1997.

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard"), IndependenceCare Holdings L.L.C. ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." Corporate consists of investment income from parent company liquidity, interest expense on debt and general expenses associated with parent company activities (including the Company's remaining real estate holdings) (see Item 1 for a discussion of the Company's business).

Additional information pertaining to the Company's business segments is provided in Note 16 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policy relates to liabilities for future insurance policy benefits which are computed primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for future insurance policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for future insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating income. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for future insurance policy benefits provides a reasonably accurate level of reserves at December 31, 2001.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

The Company's operating income increased $5.7 million to $22.5 million for the year ended December 31, 2001 from $16.8 million for the same period in 2000. Net income was $14.4 million, or $1.80 per share, diluted, for the year ended December 31, 2001 compared to $11.4 million, or $1.42 per share, diluted, for the year ended December 31, 2000. The Company had net realized and unrealized gains of $4.3 million in 2001 compared to losses of $.2 million in 2000. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from year to year. Excluding net realized and unrealized gains, the Company had operating income of $18.2 million in 2001 as compared to $17.0 million in 2000, an increase of $1.2 million, which approximately consists of: an increase in profitability from the stop-loss line of business, an increase in income from the blocks of business acquired in 1999 by Madison Life ("1999 acquisitions"), slightly offset by a decrease in other lines of business. Income tax expense increased $2.6 million to $8.1 million in 2001 from $5.5 million in 2000 reflecting the increase in income and a higher effective income tax rate in 2001, principally due to an increase in state taxes in 2001 (see Capital Resources).

Insurance Group

The Insurance Group's operating income increased $6.7 million to $26.2 million in 2001 from $19.5 million in 2000. Operating income includes net realized and unrealized gains of $4.3 million in 2001 compared to losses of $.2 million in 2000. Operating income excluding net realized and unrealized gains was $21.9 million in 2001 compared to $19.7 million in 2000, an increase of 11%.

Premium revenues increased $17.9 million to $108.2 million in 2001 from $90.3 million in 2000; premium revenues decreased $.4 million at Madison Life and increased $18.3 million at Standard Life. The decrease at Madison Life is comprised of: a $2.0 million decrease in the credit line of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997; and a $.2 million decrease in other life and health lines of business; such decreases were offset by: a $1.7 million increase in the long-term disability ("LTD") line and $.1 million increase in the group life line, both as a result of an increase in rates and premiums written in 2001. The increase at Standard Life is comprised of: a $2.0 million increase in its provider excess line due to reinsurance assumed in 2001; a $10.6 million increase in the medical stop-loss line due to an increase in retention and reinsurance assumed; a $.9 million increase in the short-term statutory disability ("DBL") line due to greater production, a $3.0 million increase in the HMO reinsurance line from a coinsurance agreement on a new block of business; a $1.2 million increase in a new blanket accident line; and a $.6 million increase in all other lines.

Total net investment income increased $.4 million primarily due to an increase in assets slightly offset by a decrease in returns on certain market neutral partnerships. These partnerships earned on average 6.8% in 2001 compared to 9.9% in 2000 due to the difficult investment markets in the after-math of September 11th. The annualized return on investments of the Insurance Group was 6.8% for 2001 and 7.1% in 2000.

Other income increased $2.4 million due to a $2.2 million increase at Standard Life comprised of a decrease in a modified coinsurance reserves adjustment resulting from the surrender in 2000 by a large group of assumed ordinary life policies that are in runoff (such increase in other income is offset by an increase in insurance benefits and claims); and an increase of $1.1 million in fee income earned at IndependenceCare offset by $.9 million less fee income earned by Madison Life's majority-owned managing general underwriter.

Insurance benefits, claims and reserves increased $15.3 million, reflecting an increase of $1.9 million at Madison Life and $13.4 million at Standard Life. Madison Life's increase resulted from: a $2.9 million increase in ordinary life and individual accident and health reserves, claims and surrenders; a $.3 increase in group term life benefits; and a $.7 million increase in LTD claims and reserves due to the increase in premium volume; such increases were offset by: a $1.9 million decrease in the credit line of business due to the runoff of acquisitions and a $.1 million decrease in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $4.9 million increase in medical stop-loss reserves due to the increase in premiums, slightly offset by lower loss ratios; a $1.4 million increase in the HMO reinsurance line due to the increase in volume; and a $2.0 million increase in the closed block of ordinary life business due to the surrender by a large group of policyholders in 2000; a $1.7 million increase in DBL claims and reserves due to the increase in volume and slightly higher loss ratios; a $.8 million increase in blanket accident reserves resulting from this being a new line of business; a $.7 increase in the provider excess line due to the increase in volume; a $.6 million increase in the personal accident line due to higher loss ratios; a $.7 million increase in point of service claims due to the increase in premiums, and a $.6 million increase in all other lines. The group life line at Standard Life would have reported a net decrease of $.4 million due to lower loss ratios except for a $.4 million loss in the Volunteer Fire Fighters Division as a consequence of the September 11th tragedy.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $3.2 million. Madison Life's expenses decreased $2.6 million representing a decrease in net commission expense due to the decrease in premium volume. Standard Life's expenses increased $4.3 million due to an increase in commission expense of $3.3 million from the increase in volume and an increase in general expenses of $1.0 million due to higher administrative fees associated with the increase in premium volume. IndependenceCare's expenses increased $1.5 million due to the increase in premium volume and the acquisition of two subsidiary MGUs.

Corporate

Operating income for the year ended December 31, 2001 decreased by $1.0 million resulting from a loss of $3.7 million in 2001 compared to a loss of $2.7 million in 2000. This decrease in income is due to a decrease of $1.0 million in investment income due to lower returns on certain equity investments and an increase of $.5 million in general and administrative expenses due to salary related expenses, partially offset by a $.1 million increase in other income and a $.4 million decrease in interest expense due to lower interest rates and debt repayments in 2001.

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

Premium revenues decreased $.1 million to $90.3 million in 2000 from $90.4 million in 1999; premium revenues decreased $1.5 million at Madison Life and increased $1.4 million at Standard Life. The decrease at Madison Life is comprised of: a $3.3 million decrease in the credit line of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997; a $1.7 million decrease in dental premiums due to the runoff of this block; and a $.5 million decrease in other life and health lines of business; such decreases were offset by: a $2.3 million increase in long-term disability ("LTD") and $.3 million in group life, both as a result of an increase in premiums written in 2000; and a $1.4 million increase in ordinary life and individual accident and health premiums due to the 1999 acquisitions. The increase at Standard Life is comprised of: a $.8 million increase in its provider excess line due to increased retention and a new distribution channel in 2000; a $2.2 million increase in the stop-loss line due to an increase in premium volume and rates; a $.4 million increase in the point of service line and a $.4 million increase in the behavioral health line both due to an increase in production; such increases are offset by: a $.4 million decrease in short-term statutory disability ("DBL") due to a rate reduction, a $1.5 million decrease in the HMO reinsurance line due to the loss of a distribution channel and a $.5 million decrease in other runoff lines.

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

Corporate

Operating income for the year ended December 31, 2000 decreased by $1.4 million to a loss of $2.7 million in 2000 from a loss of $1.3 million in 1999. This decrease in income is due to an increase in interest expense of $1.1 million attributable to the borrowing of $15.0 million during the fourth quarter of 1999, a decrease of $.9 million in investment income due to lower returns on certain equity investments partially offset by a decrease of $.6 million in general and administrative expenses due to a reduction in salary related expenses.

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

          Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 82% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at December 31, 2001. Also at such date, approximately 96% of the Company's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2001, approximately 4.0% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the Company's total investments were in real estate and mortgage loans. Less than 1% of the Company's total investments were in non-performing fixed maturities.

          Risk Management

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities, and may utilize options to modify the duration and average life of such assets; see Note 1(F)(iv) of Notes to Consolidated Financial Statements.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2001:

	Estimated	Estimated Change in
Change in Interest Rates	Fair Value	Fair Value
	(in millions)
300 basis point rise	$357.7	$(66.1)
200 basis point rise	378.4	(45.4)
100 basis point rise	400.7	(23.1)
Base scenario	423.8	-
100 basis point decline	445.8	22.0
200 basis point decline	466.4	42.6
300 basis point decline	488.0	64.2

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

Balance Sheet

The increase in total investments is offset by the decrease in cash and the increase in due to brokers because of the timing of securities trades. The decrease in due from reinsurers is due to the settlement of a personal accident reinsurance agreement. The increase in total stockholders' equity is due to net income generated in the year ended December 31, 2001 partially offset by the net repurchase of the Company's common stock.

The Company had net receivables from reinsurers of $117.8 million at December 31, 2001. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2001.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, fixed maturities, equity securities and partnership interests) amounted to $7.4 million at December 31, 2001. On September 4, 2001 IHC completed a "Modified Dutch Auction" tender offer by repurchasing 202,680 shares of its common stock at a purchase price of $16.75 per share. During 2001, including those shares from the Modified Dutch Auction, IHC repurchased 219,433 shares of common stock for $3.6 million under a repurchase program initiated in 1991. In the second quarter of 2001, IHC received $1.7 million upon exercise of 68,100 Warrants for 114,337 shares of common stock. All unexercised Warrants have now expired in accordance with their terms.

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

The Company has expected capital expenditures relating to debt repayments and non-cancelable leases of the following at December 31, 2001: 2002 - $5,032,000; 2003 - $4,947,000; 2004 - $4,725,000; 2005 - $1,681,000; 2006 - $710,000; and $3,682,000 thereafter.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in unrealized losses of $1.1 million, net of deferred taxes of $.7 million and net of deferred policy acquisition costs of $1.0 million in total stockholders' equity, reflecting net unrealized gains of $.1 million at December 31, 2001 versus $1.2 million at December 31, 2000. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

The results of 2001 reflect a slightly higher effective tax rate than in 2000 due to an increase in state taxes in 2001. As previously reported, the Company expects that its future results will continue to reflect slightly higher effective tax rates.

OUTLOOK

Managing General Underwriters

In 2001, IndependenceCare acquired all of the assets of two managed care managing general underwriters ("MGU") based in Nashville and Chicago writing Provider Excess Loss and HMO Reinsurance. The Chicago operations were subsequently consolidated into the Minneapolis office. In 2002, IndependenceCare acquired the assets of an employer medical stop-loss MGU in Austin, TX and opened a marketing office in California. These investments, together with the Company's investments in four other MGUs, should enable the Company to control a substantial portion of the distribution network for its core health care products, and provide an outlet for its other group benefits products, including group life, statutory short-term disability, long-term disability, vision and dental marketed to employers through brokers, producers and HMOs.

Business

The Company anticipates increasing its premium volume through: (i) investments in affiliated marketing subsidiaries; (ii) expansion of its network of MGUs, MGAs, HMOs, general agents and agents; (iii) acquisitions of blocks of business; (iv) greater geographical diversity; (v) strategic marketing alliances; and (vi) new product lines for Madison Life and First Standard. The Company is particularly interested in acquiring the following types of policies: traditional and group life, interest sensitive life, credit life and health, limited benefit health (e.g., cancer or hospital indemnity), medical stop-loss, DBL blocks, and certain other disability. In anticipation of increased acquisition opportunities, the Company has significantly improved its administration systems which has enabled it to more efficiently convert and manage acquired blocks.

Although federal and state legislative and regulatory bodies have proposed various health care and insurance reform initiatives in recent years (see Item 1. Business), the Company anticipates that its insurance products will continue to be viable in any such changed environment.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121 and, after its adoption, SFAS 144.

The provisions of SFAS 141 were effective as of July 1, 2001 and SFAS 142 were effective January 1, 2002. Upon adoption of SFAS 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. Any transitional impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As of December 31, 2001, the Company had unamortized goodwill in the amount of $4.0 million and unamortized identifiable intangible assets in the amount of $.5 million, all of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $.6 million for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of the adoption of the Statement on the Company's financial statements, including whether it will be required to recognize any transitional impairment losses.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS No. 144 supersedes SFAS 121 yet retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used for measurement of long-lived assets to be disposed of by sale. In addition, SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required to adopt SFAS 144 on January 1, 2002. The impact of the adoption of SFAS 144 is not expected to have a material effect on the financial statements or operations of the Company.

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

ACCOUNTING AND FINANCIAL DISCLOSURE

                    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (§ 229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

(a) (1) and (2) See Index to Consolidated Financial Statements

and Schedules on page 31.

(b) (3) EXHIBITS See Index to Exhibits on page 73.

No reports were filed on Form 8-K during 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25th, 2002.

                                                                    INDEPENDENCE HOLDING COMPANY

                                                                                          (REGISTRANT)

By:/s/ Roy T.K. Thung

Roy T.K. Thung

President,

and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 25th day of March, 2002.

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

(Principal Financial and Accounting Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
PAGES

INDEPENDENT AUDITORS' REPORT	32

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2001
and 2000	33

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999	34

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2001, 2000 and 1999	35

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999	36 - 37

Notes to Consolidated Financial Statements	38 - 65

SCHEDULES:*

Summary of investments - other than investments in
affiliates at December 31, 2001 (Schedule I)	66

Condensed financial information of parent company
(Schedule III)	67 - 71

Supplementary insurance information (Schedule V)	72

EXHIBIT INDEX	73

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York

February 28, 2002

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,	2001	2000
ASSETS:
Investments:
Short-term investments	$3,705,000	$5,455,000
Securities purchased under agreements
to resell	7,156,000	22,253,000
Fixed maturities	423,745,000	378,745,000
Equity securities	26,042,000	18,770,000
Other investments	76,442,000	65,284,000
Total investments	537,090,000	490,507,000
Cash and cash equivalents	10,395,000	18,024,000
Due from brokers	2,650,000	2,187,000
Deferred acquisition costs	25,751,000	26,731,000
Due and unpaid premiums	7,500,000	7,977,000
Due from reinsurers	122,354,000	152,872,000
Notes and other receivables	5,255,000	15,601,000
Other assets	14,801,000	10,729,000

TOTAL ASSETS	$725,796,000	$724,628,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$294,812,000	$322,868,000
Funds on deposit	189,791,000	170,973,000
Unearned premiums	16,067,000	20,485,000
Policy claims	7,771,000	7,224,000
Other policyholders' funds	4,783,000	4,642,000
Due to brokers	41,461,000	24,597,000
Due to reinsurers	4,498,000	8,853,000
Accounts payable, accruals and other
liabilities	15,001,000	20,311,000
Income taxes	1,876,000	3,142,000
Debt	12,188,000	15,000,000

TOTAL LIABILITIES	588,248,000	598,095,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,789,667and 7,878,813
shares issued and outstanding,
respectively, net of 1,994,487 and
1,784,906 shares in treasury, respectively	7,790,000	7,879,000
Paid-in-capital	78,352,000	80,099,000
Accumulated other comprehensive
income:
Unrealized gains on investments, net	94,000	1,237,000
Retained earnings	51,312,000	37,318,000

TOTAL STOCKHOLDERS' EQUITY	137,548,000	126,533,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$725,796,000	$724,628,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,	2001	2000	1999
REVENUES
Premiums earned	$108,242,000	$90,289,000	$90,393,000
Net investment income	34,495,000	35,038,000	29,815,000
Net realized and unrealized
gains (losses)	4,328,000	(228,000)	(1,165,000)
Other income	4,525,000	1,938,000	3,981,000

	151,590,000	127,037,000	123,024,000

EXPENSES:
Insurance benefits, claims and
reserves	85,735,000	70,467,000	71,004,000
Amortization of deferred
acquisition costs	6,445,000	6,447,000	6,561,000
Interest expense on long-term
debt	877,000	1,258,000	122,000
Selling, general and
administrative expenses	36,034,000	32,031,000	30,777,000

	129,091,000	110,203,000	108,464,000

Operating income before income
taxes	22,499,000	16,834,000	14,560,000
Income tax expense	8,116,000	5,482,000	4,156,000

NET INCOME	$14,383,000	$11,352,000	$10,404,000

Basic Income per common share	$1.83	$1.44	$1.30

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	7,866,000	7,896,000	7,979,000

Diluted Income per common share	$1.80	$1.42	$1.29

WEIGHTED AVERAGE DILUTIVE
SHARES OUTSTANDING	8,014,000	7,984,000	8,058,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				ACCUMULATED
				OTHER		TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY

BALANCE AT DECEMBER 31, 1998	8,103,700	$8,104,000	$82,454,000	$2,643,000	$16,326,000	$109,527,000
COMPREHENSIVE INCOME:
Net income					10,404,000	10,404,000
Net change in unrealized gains				(13,671,000)		(13,671,000)
TOTAL COMPREHENSIVE LOSS						(3,267,000)
Purchase of common stock
and warrants	(255,750)	(256,000)	(2,478,000)			(2,734,000)
Exercise of common stock options	50,160	50,000	258,000			308,000
Tax benefit on option exercise			74,000			74,000
Common stock dividend					(357,000)	(357,000)

BALANCE AT DECEMBER 31, 1999	7,898,110	7,898,000	80,308,000	(11,028,000)	26,373,000	103,551,000
COMPREHENSIVE INCOME:
Net income					11,352,000	11,352,000
Net change in unrealized gains				12,265,000		12,265,000
TOTAL COMPREHENSIVE INCOME						23,617,000
Purchase of common stock
and warrants	(20,582)	(20,000)	(211,000)			(231,000)
Exercise of common stock options	2,200	2,000	2,000			4,000
Fractional shares from 10% stock divid dividend
dividend	(915)	(1,000)			(12,000)	(13,000)
Common stock dividend					(395,000)	(395,000)

BALANCE AT DECEMBER 31, 2000	7,878, 813	7,879,000	80,099,000	1,237,000	37,318,000	126,533,000
COMPREHENSIVE INCOME:
Net income					14,383,000	14,383,000
Net change in unrealized gains				(1,143,000)		(1,143,000)
TOTAL COMPREHENSIVE INCOME						13,240,000
Purchase of common stock
and warrants	(219,433)	(219,000)	(3,433,000)			(3,652,000)
Exercise of common stock options	15,950	16,000	98,000			114,000
Exercise of warrants	114,337	114,000	1,588,000			1,702,000
Common stock dividend					(389,000)	(389,000)
BALANCE AT DECEMBER 31, 2001	7,789,667	$7,790,000	$78,352,000	$94,000	$51,312,000	$137,548,000

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2000	2001	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,383,000	$11,352,000	$10,404,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred acquisition costs	6,445,000	6,447,000	6,561,000
Realized (gains) losses on sales of
investment securities	(4,328,000)	432,000	1,119,000
Unrealized (gains) losses on
trading securities	-	(204,000)	46,000
Equity income	(589,000)	(360,000)	(423,000)
Depreciation and amortization	1,389,000	957,000	599,000
Deferred tax benefits	(1,330,000)	(660,000)	(414,000)
Income taxes credited to paid in capital	-	-	74,000
Other	(721,000)	(650,000)	(1,164,000)
Change in assets and liabilities:
Net sales of trading securities	707,000	466,000	493,000
Change in insurance liabilities	(11,307,000)	8,250,000	50,016,000
Additions to deferred acquisition costs	(4,484,000)	(2,971,000)	(22,575,000)
Change in net amounts due
from and to reinsurers	26,163,000	(25,267,000)	8,404,000
Change in income tax liability	798,000	(1,551,000)	(847,000)
Change in due and unpaid premiums	477,000	6,668,000	(4,332,000)
Other	(6,913,000)	(528,000)	(2,118,000)
Net cash provided by
Operating activities	20,690,000	2,381,000	45,843,0000

(CONTINUED)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED DECEMBER 31,	2001	2000	1999

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from
and to brokers	16,401,000	13,233,000	(9,497,000)
Net sales of short-term investments	1,941,000	4,400,000	15,721,000
Net sales (purchases) of resale and
repurchase agreements	15,097,000	(7,301,000)	(3,271,000)
Sales of equity securities	22,363,000	80,396,000	55,456,000
Purchases of equity securities	(30,145,000)	(83,404,000)	(54,344,000)
Sales and maturities of fixed maturities	1,425,849,000	649,699,000	445,395,000
Purchases of fixed maturities	(1,469,100,000)	(673,739,000)	(583,486,000)
Proceeds on sales of other investments	6,027,000	8,609,000	4,846,000
Additional investments in other investments,
net of distributions	(16,576,000)	(12,107,000)	(13,686,000)
Cash received on coinsurance/assumption
reinsurance transactions	-	12,715,000	121,728,000
Acquisition of MGU	(1,756,000)	-	-
Change in notes receivable	10,980,000	28,261,000	(26,474,000)
Other	(2,695,000)	(7,182,000)	(7,608,000)

Net cash (used) provided by
investing activities	(21,614,000)	13,580,000	(55,220,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of common stock and warrants	(3,652,000)	(231,000)	(2,734,000)
Exercise of common stock options	114,000	4,000	308,000
Exercise of warrants	1,702,000	-	-
Payments of investment-type
insurance contracts	(1,662,000)	(4,029,000)	(4,029,000)
Increase in long-term debt	-	-	15,000,000
Repayment of long-term debt	(2,812,000)	-	-
Dividends paid	(395,000)	(370,000)	(368,000)

Net cash (used) provided
by financing activities	(6,705,000)	(4,626,000)	8,177,000

(Decrease) increase in cash
and cash equivalents	(7,629,000)	11,335,000	(1,200,000)
Cash and cash equivalents,
beginning of year	18,024,000	6,689,000	7,889,000
Cash and cash equivalents, end of year	$10,395,000	$18,024,000	$6,689,000

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 58% of IHC's outstanding common stock at December 31, 2001.

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

(C) RECLASSIFICATION

Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2001 presentation.

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

(iv) The Company enters into derivative financial instruments, such as put and call option contracts on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment and equity index options to offset fluctuations in the equity markets. The derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, credited or charged, as appropriate, directly to the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

    PARTNERSHIP INTERESTS

    Partnership interests primarily consist of investments in partnerships that have relatively "market neutral" arbitrage strategies, or strategies which are relatively insensitive to interest rates, and all securities held by these partnerships are carried at fair value. All partnership investments are carried on the equity method, which approximates the Company's equity in their underlying net book value.

    MORTGAGE LOANS AND POLICY LOANS

    Mortgage loans and policy loans are stated at their aggregate unpaid balances.

    DEFERRED ACQUISITION COSTS

    The costs of acquiring new insurance business, principally commissions and certain variable underwriting, agency and policy issuance expenses, have been deferred and are being amortized, with interest, over the premium paying period of the related insurance policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using assumptions as to mortality (morbidity on health insurance) and withdrawals consistent with those used in calculating future insurance policy benefits. Credit life and credit accident and health deferred insurance acquisition costs are amortized proportionally over the period during which the premium is earned. Deferred acquisition costs are periodically reviewed to determine recoverability from future income, including investment income, and, if not recoverable, are charged to expense. Deferred acquisition costs have been increased (decreased) by $981,000 and ($2,330,000) in 2001 and 2000, respectively, representing the portion of unrealized (losses) gains in stockholders' equity that have been allocated to deferred acquisition costs on interest sensitive products rather than as a component of other comprehensive income.

    PROPERTY AND EQUIPMENT

Property and equipment included in other assets are stated at cost of $2,643,000 and $1,865,000 in 2001 and 2000, respectively, which is net of accumulated depreciation and amortization of $2,898,000 and $3,045,000 in such respective years. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

Future insurance policy benefits consist of the following at December 31, 2001 and 2000:
	2001	2000
		(IN THOUSANDS)

Life	$154,904	$168,120
Accident and health	139,908	154,748
	$294,812	$322,868

(L) FUNDS ON DEPOSIT

Funds received for certain long-duration contracts (principally, annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at an annual rate of 2.5% to 12.0% in 2001 and 2.5% to 13.9% in 2000. The average credited rate was 5.1% in 2001 and 6.1% in 2000.

    UNEARNED PREMIUMS

Unearned premiums for credit accident and health policies are calculated on the basis of the mean of the rule of 78's and pro rata methods with amortization over the policy period covered by the respective premiums. Reducing credit life unearned premiums are calculated on the basis of the rule of 78's. Level credit life unearned premiums are calculated on a pro rata basis.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

    PARTICIPATING POLICIES

Participating policies represent 10.9%, 10.6% and 12.1% of the individual life insurance in-force and 1.2%, 1.2%, and 1.2% of the net premiums earned, as of and for the years ended December 31, 2001, 2000 and 1999, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. At December 31, 2001, none of the insurance companies' stockholders' equity was restricted because of participating policyholders' surplus.

(P) DEFERRED INCOME TAXES

The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to temporary differences related to amounts included in the Consolidated Statements of Operations and the Consolidated Statements of Changes in Stockholders' Equity arising from differences between amounts reported in the Consolidated Financial Statements and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(Q) INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation for 2001, 2000 and 1999, respectively, are 148,000, 88,000 and 79,000 incremental shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(S) STOCK BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plan. Since stock options under the plan are issued at fair value on date of grant, no compensation cost has been recognized in the Consolidated Statements of Operations. Accordingly, the Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

(T) NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121 and, after its adoption, SFAS 144.

The provisions of SFAS 141 were effective as of July 1, 2001 and SFAS 142 were effective January 1, 2002. Upon adoption of SFAS 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. Any transitional impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As of December 31, 2001, the Company had unamortized goodwill in the amount of $3,985,000 and unamortized identifiable intangible assets in the amount of $477,000, all of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $572,000 for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of the adoption of the Statement on the Company's financial statements, including whether it will be required to recognize any transitional impairment losses.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(T) NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS No. 144 supersedes SFAS 121 yet retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used for measurement of long-lived assets to be disposed of by sale. In addition, SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required to adopt SFAS 144 on January 1, 2002. The impact of the adoption of SFAS 144 is not expected to have a material effect on the financial statements or operations of the Company.

    10% STOCK DIVIDEND

On August 28, 2000, the Company paid a 10% special stock dividend to shareholders of record as of August 14, 2000. Fractional shares were paid in cash in lieu of stock. Accordingly, the number of shares of common stock outstanding, common stock options, all per share calculations and exercise prices included in the accompanying Consolidated Financial Statements and Notes thereto reflect the 10% stock dividend and its retroactive effect.

NOTE 2. RESALE AGREEMENTS

Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 2001, the Company had $7,156,000 in resale agreements outstanding, all of which settled on January 2, 2002 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES

The cost, (amortized cost with respect to certain fixed maturities) gross unrealized gains, gross unrealized losses and fair value of investments in securities are as follows:
		DECEMBER 31, 2001
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
		(IN THOUSANDS)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$132,410	$644	$(4,120)	$128,934
Collateralized mortgage
obligations ("CMO's")
and asset backed
securities	144,896	5,132	(1,925)	148,103
U.S. Government and
agencies obligations	97,547	1,033	(1,530)	97,050
Agency mortgage backed
security pass throughs	47,517	239	(338)	47,418
Obligations of states
and political
Subdivisions	2,245	31	(36)	2,240
Total fixed maturities	$424,615	$7,079	$(7,949)	$423,745

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$10,416	$1,036	$(613)	$10,839
Preferred stock	15,002	391	(190)	15,203
Total equity securities	$25,418	$1,427	$(803)	$26,042

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (CONTINUED)
		DECEMBER 31, 2000
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
		(IN THOUSANDS)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$105,978	$749	$(3,700)	$103,027
CMO's and assets
backed securities	103,950	3,394	(1,722)	105,622
U.S. Government and
agencies obligations	95,038	2,995	(73)	97,960
Agency mortgage backed
security pass throughs	70,180	722	(83)	70,819
Obligations of states
and political
subdivisions	1,297	27	(7)	1,317
Total fixed maturities	$376,443	$7,887	$(5,585)	$378,745

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$11,436	$1,963	$(1,253)	$12,146
Preferred stock	6,673	-	(232)	6,441
Options	249	-	(66)	183
Total equity securities	$18,358	$1,963	$(1,551)	$18,770

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair value of fixed maturities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluding extraordinary paydowns, the average life of mortgage backed securities is materially less than the original stated maturity.
	AMORTIZED	FAIR	% OF
	COST	VALUE	FAIR VALUE
		(IN THOUSANDS)

Due in one year or less	$810	$820	0.2%
Due after one year through
five years	76,628	77,464	18.3%
Due after five years through
ten years	109,475	106,692	25.2%
Due after ten years	45,289	43,248	10.2%
	232,202	228,224	53.9%
Mortgage Backed Securities
15 year	158,782	161,880	38.2%
30 year	33,631	33,641	7.9%
	$424,615	$423,745	100.0%

The average fair value of long options and futures contracts was $177,000 for 2001. The average fair value of options and futures contracts sold but not yet purchased was $153,000 for 2001. The average fair value of trading options and futures contracts sold but not yet purchased was $353,000 for 2000.

Gross gains of $11,949,000 and gross losses of $8,138,000 were realized on sales of available-for-sale securities for the year ended December 31, 2001. During 2001, the Company recorded $1,194,000 of losses on securities with declines in fair value that the Company considered to be other than temporary.

Gross gains of $11,098,000 and gross losses of $11,572,000 were realized on sales of available-for-sale securities for the year ended December 31, 2000.

At December 31, 2001, the Company had no derivative instruments. The Company had derivative instruments with a cost of $249,000 and a fair value at $183,000 at December 31, 2000.

NOTE 4. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

NOTE 4. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The estimated fair values of financial instruments are as follows:
	DECEMBER 31, 2001		DECEMBER 31, 2000
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
		(IN THOUSANDS)

FINANCIAL ASSETS:
Fixed maturities	$423,745	$423,745	$378,745	$378,745
Equity securities	26,042	26,042	18,770	18,770
Policy loans	18,229	19,214	18,518	19,361

FINANCIAL LIABILITIES:
Funds on deposit	189,791	190,194	170,973	171,781
Long-term debt	12,188	12,188	15,000	15,000

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT INCOME

Major categories of net investment income for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:
	2001	2000	1999
		(IN THOUSANDS)

Fixed maturities	$26,288	$24,972	$16,037
Equity securities	1,019	992	914
Short-term investments	4,392	5,280	1,912
Policy loans	1,082	864	721
Other	435	361	49
Interest income earned from
assumption reinsurance
agreements	50	316	4,498
Investment income from
partnerships	2,827	4,667	6,297
Equity income from
partnerships	589	363	423
Interest expense	(1,987)	(2,550)	(819)
Investment expenses	(200)	(227)	(217)
	$34,495	$35,038	$29,815

Interest income earned from assumption reinsurance agreements represents the interest earned on the assets transferred from the effective date until the closing date.

NOTE 6. NET REALIZED AND UNREALIZED GAINS (LOSSES)

Net realized and unrealized gains (losses) on investments for the years ended December 31, 2001, 2000 and 1999 are as follows:
	2001	2000	1999
		(IN THOUSANDS)

Fixed maturities	$4,221	$368	$(3,308)
Equity securities	(164)	(1,461)	2,935
Financial instruments sold,
but not yet purchased	51	1,529	(340)
Options	176	(869)	(404)
Other	44	1	(3)
Net realized gains (losses)	4,328	(432)	(1,120)
Net unrealized gains (losses)	-	204	(45)

	$4,328	$(228)	$(1,165)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. OTHER INVESTMENTS

Other investments consist of the following at December 31, 2001 and 2000:

	2001	2000
		(IN THOUSANDS)

Partnership interests	$57,098	$45,679
Policy loans	18,229	18,518
Other	1,115	1,087
	$76,442	$65,284

In some years, certain partnership interests are considered significant investments due to the income they generate in relation to the Company's operating income before income taxes. Included in partnership interests are the following significant investments:

(A) Dolphin Limited Partnership-A

The Company had invested $19,022,000 and $22,215,000 at December 31, 2001 and 2000, respectively, in Dolphin Limited Partnership-A ("DLP-A"), a limited partnership which primarily invests in relatively "market neutral" strategies, such as merger arbitrage, convertible arbitrage and distressed situations. Under applicable accounting rules, based on the Company's statements of operations, DLP-A was a significant investment in the years ended December 31, 2000 and 1999.

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

At December 31, 2000, the total assets of this partnership aggregated $83,973,000, which consisted primarily of cash and cash equivalents, investments in marketable equity securities and other derivative financial instruments and amounts due from brokers; total liabilities aggregated $37,000. Gross income of such partnership aggregated $12,479,000 for the year ended December 31, 2000. Net income for such partnership aggregated $11,339,000 for the year ended December 31, 2000, and the Company's proportionate share was $2,988,000. Gross income of such partnership aggregated $12,470,000 for the year ended December 31, 1999. Net income for such partnership aggregated $10,146,000 for the year ended December 31, 1999, and the Company's proportionate share was $3,067,000.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Incopoint Limited Partnership

The Company had invested $14,785,000 and $12,957,000 at December 31, 2001 and 2000, respectively, in Incopoint Limited Partnership ("Incopoint"), a limited partnership which principally invests in relatively "market neutral" strategies and other investment partnerships. Under applicable accounting rules, based on the Company's statements of operations, Incopoint was a significant investment in the year ended December 31, 1999.

Gross income of such partnership aggregated $5,226,000 for the year ended December 31, 1999. Net income for such partnership aggregated $5,201,000 for the year ended December 31, 1999, and the Company's proportionate share was $2,576,000.

NOTE 8. INSURANCE POLICY CLAIMS

The liability for unpaid claims and claim adjustment expenses represents amounts needed to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

The change in the liability for unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for December 31, 2001, 2000 and 1999 is as follows:
	2001	2000	1999
		(IN THOUSANDS)

Balance at beginning of year	$2,324	$2,454	$2,683
Less: reinsurance recoverables	429	193	186
Net balance at beginning
of year	1,895	2,261	2,497
Amount incurred:
Current year	33,751	27,528	32,454
Prior years	11,650	12,015	7,729
Total	45,401	39,543	40,183
Amount paid, related to:
Current year	24,679	21,273	24,805
Prior years	21,374	18,635	15,614
Total	46,053	39,908	40,419
Net balance end of year	1,243	1,896	2,261
Plus: reinsurance recoverables	423	428	193
Balance at end of year	1,666	2,324	2,454
Unpaid life claims	6,105	4,900	4,608
	$7,771	$7,224	$7,062

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INSURANCE POLICY CLAIMS (CONTINUED)

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

NOTE 9. DEBT

A subsidiary of IHC entered into a $30,000,000 line of credit on June 14, 1999 which converted into a $15,000,000 term loan in June 2001. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions, and (iii) is secured by the stock of Madison Life and its immediate parent company and contribution notes of Madison Life aggregating $25,000,000. At December 31, 2001 and 2000 there was $12,188,000 and $15,000,000 outstanding under the term loan at an interest rate of 3.43% and 8.26%, respectively.

Cash payments for interest were $930,000 and $1,218,000 for the years ended December 31, 2001 and 2000.

The aggregate maturities of debt at December 31, 2001 are as follows:

(IN THOUSANDS)

2002	$3,750
2003	3,750
2004	3,750
2005	938
TOTAL	$12,188

NOTE 10. PREFERRED STOCK

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. COMMON STOCK

(A) IHC has reserved 783,850 shares of common stock for issuance under its stock option plan at December 31, 2001.

(B) In 1991, IHC initiated a program of repurchasing shares of its common stock and warrants. During 2001, IHC repurchased 219,433 common shares at a cost of $3,635,000. From January 1, 1991 through December 31, 2001, 2,673,506 common shares, or 29.3% of the amount outstanding on January 1, 1991, have been repurchased at a cost of $18,646,000. All of such repurchased shares have either been retired, reissued, or become treasury shares. Since the inception of IHC's repurchase plan through their expiration date, 490,000 Warrants were repurchased at a cost of $174,000.

(C) IHC has 15,000,000 authorized shares of common stock, par value $1.00 per share.

NOTE 12. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS

(A) STOCK-BASED COMPENSATION

On May 25, 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan (the "Plan") under which 880,000 shares of common stock were reserved for options and other common stock awards to be granted under the Plan. On March 25, 1998, the Company's Board of Directors approved certain amendments to the Plan, including eliminating the prohibition on granting options after May 25, 1998. Under the terms of the Plan, exercise prices are equal to the quoted market value of the shares at the date of grant. Further, the options will expire in a range of five to ten years from the date of grant; with regard to IHC employees, options will vest ratably over a three year period beginning on the first or second anniversary of the date of grant, and with regard to directors, options will vest six months from the date of grant. At December 31, 2001, options to purchase 144,650 shares were available for future grants under the Plan.

During 1999, the Company granted 24,750 Stock Appreciation Rights with a base price of $11.51. At the date of grant, the base price equaled the quoted market value of the shares. 50% of the rights vest on the fourth anniversary of the date of grant, with the remaining 50% vesting one year later. The rights will expire five years from the date of grant. At December 31, 2001, these rights had a remaining weighted average contract life of 2.4 years, and no rights were exercisable.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________________________________________________________________

NOTE 12. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS (CONTINUED)

The following table summarizes information with respect to stock options granted under the Plan for the years ended December 31, 2001, 2000 and 1999:
		2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding
beginning
of year	544,500	$8.72	482,900	$8.24	416,350	$6.27
Granted	122,750	13.23	63,800	12.12	214,500	10.70
Exercised	(15,950)	7.17	(2,200)	1.73	(50,160)	6.13
Forfeited	(5,500)	10.80	-	-	(97,790)	6.32
Expired	(6,600)	13.75	-	-	-	-
Outstanding,
end of year	639,200	$9.56	544,500	$8.72	482,900	$8.24
Exercisable
at year end	413,050		343,017		249,150

The following table is a summary of stock options outstanding at December 31, 2001:

			Options Outstanding			Options Exercisable

				Remaining
				Weighted	Weighted		Weighted
Range of				Average	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price
				(In Years)
$2.98	-	$5.43	126,225	3.2	$5.39	126,225	$5.41
6.45	-	9.32	124,025	4.5	6.98	124,025	6.98
10.17	-	11.19	222,200	2.7	10.70	143,917	10.70
11.36	-	14.97	166,750	4.2	13.09	18,883	12.90
2.98		14.97	639,200	3.6	9.56	413,050	8.07

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Since stock-based compensation awards under the Plan are issued at fair market value on date of the grant, no compensation cost has been recognized in the Consolidated Statement of Operations.

SFAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________________________________________________________________

NOTE 12. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS (CONTINUED)

Opinion No. 25 whereby the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized over the vesting period of the options. The compensation cost for stock appreciation rights are recognized over the service period of the award. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share, diluted, for the years ended December 31, 2001, 2000, and 1999 would have been as follows:
	2001		2000		1999
	In	Per	In	Per	In	Per
	Thousands	Share	Thousands	Share	Thousands	Share

Net income,
as reported	$14,383	$1.80	$11,352	$1.42	$10,404	$1.29
SFAS No. 123
pro forma
adjustments	(416)	(.05)	(211)	(.02)	(85)	(.01)

Net income,
pro forma	$13,967	$1.75	$11,141	$1.40	$10,319	$1.28

A tax benefit of $214,000, $109,000 and $44,000 was provided for the years ended December 31, 2001, 2000 and 1999, respectively on the calculation of SFAS No. 123.

The pro forma adjustments relate to stock appreciation rights granted during 1999 for which compensation cost was recognized as the increase, if any, of the 2001 Company's stock price over the base price specified in the award, and options granted during 2001, 2000 and 1999 for which a fair value on the date of the grant was determined using the Black-Scholes model of theoretical options pricing, and were based on the following assumptions: (i) expected volatility is based on the one year period, calculated weekly, preceding the date of grant; (ii) the risk-free rate of return is based on the 10-year U.S. Treasury Note yield to maturity as at the date of grant; (iii) dividend yield assumes that the current dividend rate paid on the common stock continues unchanged until the expiration date of the options; (iv) an expected life that coincides with the term of the option; and (v) a three year phased-in vesting period that averages two years.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. STOCK-BASED COMPENSATION AND SHARE PURCHASE WARRANTS

(CONTINUED)

The weighted average fair value of options granted during 2001, 2000, and 1999 was $7.17, $4.33 and $2.99 per share, respectively. Valuation and related assumption information are presented below:
	Weighted averages for
	options issued during
	2001	2000	1999

Valuation assumptions:
Expected life, in years	5.0	5.0	5.0
Expected volatility	59.3%	27.3%	15.0%
Risk free interest rate	4.8%	6.1%	6.2%
Expected annual
dividends per share	$.05	$.05	$.05

(B) SHARE PURCHASE WARRANTS

All unexercised Share Purchase Warrants ("Warrants") expired in accordance with their terms on June 30, 2001. The warrants were exercisable at $25.00 for 1.679 shares of common stock (which equates to an exercise price of $14.89 per share). In the second quarter of 2001, the Company received $1,702,000 upon exercise of 68,100 warrants for 114,337 shares of common stock.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

NOTE 13. INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 is as follows:
	2001	2000	1999
	(IN THOUSANDS)

CURRENT:
U.S. Federal	$8,619	$5,770	$4,219
State and Local	827	372	351
	9,446	6,142	4,570
DEFERRED:
U.S. Federal	(1,259)	(701)	(371)
State and Local	(71)	41	(43)
	(1,330)	(660)	(414)
Income tax expense	$8,116	$5,482	$4,156

The Federal statutory rate of 34% in 2001, 2000 and 1999 is reconciled to the Company's effective income tax rate as follows:

	2001	2000	1999
		(IN THOUSANDS)
Tax computed at the
statutory rate	$7,650	$5,723	$4,950

Dividends received
deduction and tax
exempt interest	(160)	(165)	(160)
Special life insurance
statutory deductions	-	-	(71)
State income taxes, net
of Federal effect	499	273	203
Valuation allowance	133	(470)	(1,236)
Other, net	(6)	121	470
Income tax expense	$8,116	$5,482	$4,156

The income tax expense (benefit) for the year ended December 31, 2001 allocated to stockholders' equity for unrealized gains on investment securities was ($734,000), representing the change in the deferred tax asset of $1,000 at December 31, 2001 from the deferred tax liability of $733,000 at December 31, 2000.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES (CONTINUED)

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities included in income taxes on the Consolidated Balance Sheets at December 31, 2001 and 2000 relate to the following:

	2001	2000
	(IN THOUSANDS)

DEFERRED TAX ASSETS:

Unrealized losses on
investment securities	$113	$22
Deferred insurance policy
acquisition costs	10,362	10,864
Future insurance policy
benefits	819	925
Other	4,693	3,967
Total gross deferred
tax assets	15,987	15,778
Less valuation allowance	(185)	(64)

Net deferred tax assets	15,802	15,714

DEF DEFERRED TAX LIABILITIES:

Other investments Other investments	(303)	(973)
Unrealized gains on
investment securities	(103)	(744)
Deferred insurance policy
acquisition costs	(8,605)	(9,207)
Future insurance policy
benefits	(5,839)	(5,884)
Other	(873)	(882)
Total gross deferred
tax liabilities	(15,723)	(17,690)
Net deferred tax asset (liability)	$79	$(1,976)

The $121,000 increase in the valuation allowance for the year ended December 31, 2001 is attributable to a $12,000 decrease that was allocated to stockholders' equity for unrealized gains on investment securities and a $133,000 increase that was allocated to operations.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES (CONTINUED)

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

Net cash payments for income taxes were $8,650,000, $7,749,000, and $5,179,000 in 2001, 2000 and 1999, respectively.

NOTE 14. COMMITMENTS AND CONCENTRATION OF CREDIT RISK

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2001, 2000 and 1999 for operating leases was $1,161,000, $899,000 and $881,000, respectively.

The approximate minimum annual rental expense for operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2001 are as follows (in thousands):
2002	$1,282
2003	1,197
2004	975
2005	743
2006	710
thereafter	3,682
Total	$8,589

At December 31, 2001, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies.

Fixed maturities with a carrying value of $7,330,000 and $5,314,000 were on deposit with various state insurance departments at December 31, 2001 and 2000, respectively.

The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

NOTE 15. REINSURANCE

Standard Life and Madison Life reinsure portions of certain business in order to limit the assumption of disproportionate risks. Standard Life and Madison Life retain varying amounts of individual life or group life insurance up to a maximum on any one life of $210,000 and $175,000, respectively. Amounts not retained are ceded to other companies on an automatic or

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. REINSURANCE (CONTINUED)

facultative basis. Standard Life and Madison Life are contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. In addition, Standard Life and Madison Life participate in various coinsurance treaties. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

The Company had total net receivables of $19,369,000 from one reinsurer which is rated A++ by A.M. Best and net receivables of $39,177,000 from one reinsurer which is rated A+ by A.M. Best at December 31, 2001. These are the only reinsurers with receivables that individually exceed 10% of the equity of the Company. The Company believes that these receivables are fully collectible.

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

		ASSUMED	CEDED
	DIRECT	FROM OTHER	TO OTHER		NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES		AMOUNT	TO NET
	(IN THOUSANDS)
LIFE INSURANCE IN-FORCE: FFORCEFORCE:

DECEMBER 31, 2001	$7,406,061	$687,399		$3,466,602	$4,626,858	14.9%
DECEMBER 31, 2000	8,105,465	808,055		4,002,100	4,911,420	16.5%
DECEMBER 31, 1999	7,514,665	477,823	3,350,036		4,642,452	10.3%

BENEFITS TO POLICYHOLDERS:

DECEMBER 31, 2001	$170,305	$19,104		$107,028	$82,381	23.2%
DECEMBER 31, 2000	160,198	37,911		149,085	49,024	77.3%
DECEMBER 31, 1999	154,170	31,822	126,735		59,257	54.5%

PREMIUMS EARNED:

DECEMBER 31, 2001
Life and
annuity	$35,477	$4,240		$11,419	$28,298	15.0%
Health	210,138	31,866		162,060	79,944	39.6%
	$245,615	$36,106		$173,479	$108,242	33.1%

DECEMBER 31, 2000
Life and
annuity	$36,803	$4,519		$11,894	$29,428	15.4%
Health	218,905	12,682		170,726	60,861	20.8%
	$255,708	$17,201	$1	182,620	$90,289	19.1%

DECEMBER 31, 1999
Life and
annuity	$32,730	$7,087		$9,846	$29,971	29.3%
Health	201,277	22,292		163,147	60,422	36.9%
	$234,007	$29,379		$172,993	$90,393	34.3%

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests, the Company's remaining real estate holdings and certain other investments. Information by business segment for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999
	(IN THOUSANDS)

REVENUES:
Medical Stop-Loss	$33,554	$24,650	$22,940
DBL	20,471	19,673	20,155
Group Term Disability; Term Life
and Annuities	23,578	21,299	17,068
Managed Health Care	12,502	6,137	4,961
Individual Life and Annuities	38,339	35,716	32,023
Credit Life and Disability	13,398	15,873	19,662
Other Business	4,536	2,207	4,607
Corporate	884	1,710	2,773
Net Realized and Unrealized
Gains (Losses)	4,328	(228)	(1,165)
	$151,590	$127,037	$123,024

OPERATING INCOME FROM CONTINUING OPERATIONS:

Medical Stop-Loss	$8,658	$4,679	$(935)
DBL	2,401	3,649	5,072
Group Term Disability; Term Life
and Annuities	1,467	1,644	1,205
Managed Health Care	1,731	335	597
Individual Life and Annuities	6,126	7,878	6,324
Credit Life and Disability	1,283	873	3,182
Other business	306	679	1,626
Corporate	(2,924)	(1,417)	(1,224)
	19,048	18,320	15,847

Interest Expense	(877)	(1,258)	(122)
Net Realized and Unrealized Gains
(Losses)	4,328	(228)	(1,165)
	$22,499	$16,834	$14,560

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SEGMENT REPORTING (CONTINUED)

	2001	2000
	(IN THOUSANDS)

IDENTIFIABLE ASSETS AT YEAR-END:

Medical Stop-Loss	$41,433	$15,683
DBL	10,722	13,664
Group Term Disability; Term Life
and Annuities	148,980	129,647
Managed Health Care	12,592	9,835
Individual Life and Annuities	434,805	436,529
Credit Life and Disability	20,130	24,358
Other Business	46,158	79,805
Corporate	10,976	15,107
	$725,796	$724,628

NOTE 17. DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES

Dividends from Madison Life are subject to the prior notification to the Wisconsin Insurance Commissioner if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year. In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. No dividends were declared or paid by Madison Life in 2001 or 2000.

The payment of dividends by Standard Life to its parent, Madison Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends, in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. No dividends were declared or paid by Standard Life in 2001 or 2000.

Dividends from First Standard to its parent, a subsidiary of Standard Life, are subject to the prior notification to the Delaware Insurance Commissioner. If such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 and (ii) net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, such dividends may be paid so long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. DIVIDEND RESTRICTIONS ON INSURANCE SUBSIDIARIES (CONTINUED)

receipt of notice thereof. First Standard declared and paid dividends of $1,000,000 and 2,600,000 in 2001 and 2000, respectively. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $389,000, $395,000 and $357,000 in 2001, 2000 and 1999, respectively, and paid a 10% stock dividend on August 28, 2000.

Combined net income of the Insurance Group, as determined in accordance with statutory accounting practices, was $11,997,000, $11,764,000 and $10,769,000 for 2001, 2000 and 1999, respectively. Statutory capital and surplus for the Insurance Group was $79,092,000 and $62,351,000 at December 31, 2001 and 2000, respectively.

Effective January 1, 2001, the National Association of Insurance Commissioners ("NAIC") codified statutory accounting principles ("SAP"). The purpose of such codification is to provide a comprehensive basis of accounting and reporting to insurance departments. Although codification is expected to be the foundation of a state's statutory accounting practice, it may be subject to modification by practices prescribed or permitted by a state's insurance commissioner. Therefore, statutory financial statements will continue to be prepared on the basis of accounting practices prescribed or permitted by the insurance department of the state of domicile. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. As a result of these changes, the Company reported a change in accounting principle of $2,070,000 as of January 1, 2001 related to deferred tax assets.

NOTE 18. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Reclassifications related to comprehensive income for the years ended December 31, 2001, 2000 and 1999 are as follows:
	Before	Tax Expense	Net of
	Tax	(Benefit)	Tax
	(in thousands)
2001

Unrealized holding gains,
arising during the year	$1,470	$794	$676
Less:
Realized gains included in net income	4,328	1,528	2,800
Deferred acquisitions costs	(981)	-	(981)
Unrealized losses on securities, net	$(1,877)	$(734)	$(1,143)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. COMPREHENSIVE INCOME (CONTINUED)
	Before	Tax Expense	Net of
	Tax	(Benefit)	Tax
	(in thousands)

2000

Unrealized holding gains, arising during
the year	$15,003	$676	$14,327
Less:
Realized losses included in net income	(432)	(164)	(268)
Deferred acquisition costs	2,330	-	2,330
Unrealized gains on securities, net	$13,105	$840	$12,265

1999

Unrealized holding losses,
arising during the year	$(18,640)	$(1,887)	$(16,753)
Less:
Realized losses included in net income	(1,119)	(313)	(806)
Deferred acquisition costs	(2,276)	-	(2,276)
Unrealized losses on securities, net	$(15,245)	$(1,574)	$(13,671)

NOTE 19. QUARTERLY DATA (UNAUDITED)

The quarterly results of operations for the years ended December 31, 2001 and 2000 are summarized below:
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

2001

Total Revenues	$37,537	$38,090	$36,858	$39,105

Net income	$4,061	$3,928	$3,024	$3,370

Net Income Per Common
Share - Basic	$.52	$.50	$.38	$.43

Net Income Per Common
Share - Diluted	$.51	$.49	$.37	$.42

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. QUARTERLY DATA UNAUDITED (CONTINUED)
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

2000

Total Revenues	$29,213	$30,015	$33,770	$34,039

Net income	$2,358	$3,457	$3,315	$2,222

Net Income Per Common
Share - Basic	$.30	$.44	$.42	$.28

Net Income Per Common
Share - Diluted	$.30	$.43	$.41	$.28

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

DECEMBER 31, 2001
COLUMN A	COLUMN B	COLUMN C	COLUMN D
			AMOUNT
			SHOWN ON
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
United States
Government and
authorities	$145,064,000	$144,468,000	$144,468,000
States,
municipalities
and political
subdivisions	2,245,000	2,240,000	2,240,000
Public utilities	6,986,000	6,967,000	6,967,000
All other
corporate
securities	270,320,000	270,070,000	270,070,000

TOTAL FIXED
MATURITIES	424,615,000	423,745,000	423,745,000

EQUITY SECURITIES:
COMMON STOCKS:
Industrial,
miscellaneous
other	10,416,000	10,839,000	10,839,000
NON-REDEEMABLE
PREFERRED STOCK	15,002,000	15,203,000	15,203,000

TOTAL EQUITY
SECURITIES	25,418,000	26,042,000	26,042,000

Securities purchased
under agreements to
resell	7,156,000	7,156,000	7,156,000
Partnership interests	57,098,000	57,098,000	57,098,000
Policy loans	18,229,000	18,229,000	18,229,000
Other	1,115,000	1,115,000	1,115,000
Short-term investments	3,705,000	3,705,000	3,705,000

TOTAL INVESTMENTS	$537,336,000	$537,090,000	$537,090,000

SCHEDULE III

INDEPENDENCE HOLDING COMPANY

BALANCE SHEETS

(PARENT COMPANY ONLY)
		DECEMBER 31,
	2001	2000
ASSETS:
Cash and cash equivalents	$786,000	$1,865,000
Equity securities	227,000	247,000
Other investments	6,003,000	7,064,000
Investments in consolidated subsidiaries	108,271,000	94,807,000
Amounts due from consolidated subsidiaries	28,748,000	28,387,000
Other assets	68,000	74,000

TOTAL ASSETS	$144,103,000	$132,444,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and other liabilities	$4,773,000	$3,893,000
Income taxes payable	1,392,000	1,624,000
Dividends payable	390,000	394,000

TOTAL LIABILITIES	6,555,000	5,911,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,789,667 and 77shares___________
7,878,813 shares, issued and
outstanding, respectively, net of
1,784,906 and 1,766,524 shares
in treasury, respectively	7,790,000	7,879,000
Paid-in-capital	78,352,000	80,099,000
Accumulated other comprehensive income:
Unrealized gains on investments, net	94,000	1,237,000
Retained earnings	51,312,000	37,318,000

TOTAL STOCKHOLDERS' EQUITY	137,548,000	126,533,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$144,103,000	$132,444,000

See Notes to Parent Company Only Financial Statements.

(CONTINUED)

SCHEDULE III

(CONTINUED)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

		YEAR ENDED DECEMBER 31,
	2001	2000	1999

REVENUES:
Net investment
income	$2,670,000	$3,895,000	$3,869,000
Realized gains (losses)	48,000	1,000	(105,000)
Other income	1,087,000	1,145,000	854,000

	3,805,000	5,041,000	4,618,000

EXPENSES:
General and adminis-
trative expenses	2,532,000	2,023,000	2,801,000

Income before income
tax expense	1,273,000	3,018,000	1,817,000
Income tax expense	397,000	910,000	143,000

Income before
equity in net income
of subsidiaries	876,000	2,108,000	1,674,000
Equity in net income
of subsidiaries	13,507,000	9,244,000	8,730,000

Net income	$14,383,000	$11,352,000	$10,404,000

See Notes to Parent Company Only Financial Statements.

(CONTINUED)

SCHEDULE III

(CONTINUED)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

	2001	2000	1999
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$14,383,000	$11,352,000	$10,404,000
Adjustments to reconcile
net income to net cash
activities:
Equity in net income
of subsidiaries	(13,507,000)	(9,244,000)	(8,730,000)
Realized (gains) losses on
sales of investment
securities	(48,000)	(1,000)	105,000
Change in other assets
and liabilities	(8,601,000)	(7,896,000)	(3,392,000)
Net cash used by
operating activities	(7,773,000)	(5,789,000)	(1,613,000)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase (decrease) in
investment in and
advances to consolidated
subsidiaries	7,818,000	4,660,000	(2,403,000)
Purchases of equity
securities	(214,000)	-	(200,000)
Sale of equity
securities		-	1,153,000
Additional investments	249,000
in other investments,
net of distributions	1,072,000	3,012,000	5,174,000
Net cash provided by
investing activities	8,925,000	7,672,000	3,724,000

CASH FLOWS FROM
FINANCING ACTIVITIES:
Repurchase of common
stock and warrants	(3,652,000)	(231,000)	(2,734,000)
Exercise of common
stock options	114,000	4,000	308,000
Exercise of warrants	1,702,000	-	-
Dividends paid	(395,000)	(370,000)	(368,000)
Net cash used by
financing activities	(2,231,000)	(597,000)	(2,794,000)

(CONTINUED)

SCHEDULE III

(CONTINUED)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)
		YEAR ENDED DECEMBER 31,
	2001	2000	1999

Increase (decrease) in
cash and cash
equivalents	(1,079,000)	1,286,000	(683,000)
Cash and cash
equivalents, beginning
of year	1,865,000	579,000	1,262,000
Cash and cash
equivalents, end of
year	$786,000	$1,865,000	$579,000

See Notes to Parent Company Only Financial Statements.

INDEPENDENCE HOLDING COMPANY

NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS

NOTES:

(A) Cash payments for taxes were $8,650,000, $7,127,000 and $4,273,000 and in 2001, 2000 and 1999, respectively.

(B) The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE V

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(IN THOUSANDS)
		FUTURE
		POLICY			NET		AMORTIZ-
		LIABILITIES			INVESTMENT		ATION OF
		CLAIMS			INCOME AND		DEFERRED
	DEFERRED	& OTHER			GAINS,		INSURANCE	OTHER
	INSURANCE	POLICY			AND OTHER	BENEFITS	ACQUIS-	OPERATING
	ACQUISITION	HOLDERS'	UNEARNED	PREMIUMS	INCOME	AND	ITION	EXPENSES	PREMIUMS
	COSTS	FUNDS	PREMIUMS	EARNED	(1)	CLAIMS	COSTS	(2)	WRITTEN

DECEMBER 31, 2001:
Life and
annuity	$23,012	$355,583	$5,892	$28,298	$42,201	$34,164	$4,952	$20,930	$27,166
Health	2,739	141,574	10,175	79,944	6,499	51,571	1,493	18,393	79,812
	$25,751	$497,157	$16,067	$108,242	$48,700	$85,735	$6,445	$39,323	$106,978

DECEMBER 31, 2000:
Life and
annuity	$23,928	$357,255	$6,663	$29,428	$23,539	$24,884	$4,932	$17,135	$28,080
Health	2,803	157,071	13,822	60,861	13,431	45,583	1,515	21,631	60,245
	$26,731	$514,326	$20,485	$90,289	$36,970	$70,467	$6,447	$38,766	$88,325

DECEMBER 31, 1999:
Life and
annuity	$29,195	$346,960	$7,360	$29,971	$21,459	$28,608	$4,336	$11,632	$32,872
Health	3,342	133,519	8,368	60,422	12,944	42,396	2,225	20,273	58,151
	$32,537	$480,479	$15,728	$90,393	$34,403	$71,004	$6,561	$31,905	$91,023

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

(4) Retirement Benefit Agreements (e)

(5) Amendment No. 1 to 1988 Stock Incentive Plan (f)

(6) Stock Appreciation Rights Agreement (g)

11 Statement re: Computation of per share earnings for the years ended December 31,

2001, 2000 and 1999.

21 Principal subsidiaries of Independence Holding Company, as of March 22, 2002.

23 Consent of KPMG LLP.

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