Form 10-Q
period 2002-03-31
INDEPENDENCE HOLDING CO
filed 2002-05-13
CIK 701869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: MARCH 31, 2002

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

7,786,367 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of May 13, 2002

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX
PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Balance Sheets -
March 31, 2002 (unaudited) and December 31, 2001	3

Consolidated Statements of Operations -
Three Months Ended March 31, 2002 and 2001 (unaudited)	4

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2002 and 2001 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6 - 9

Management's Discussion and Analysis of Results of Operations and
Financial Condition	10 - 13

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	14

Signatures	15

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS	MARCH 31,	DECEMBER 31,
	2002	2001
	(UNAUDITED)
ASSETS
Investments:
Short-term investments	$5,410,000	$3,705,000
Securities purchased under agreements
to resell	9,181,000	7,156,000
Fixed maturities	424,218,000	423,745,000
Equity securities	24,025,000	26,042,000
Other investments	79,694,000	76,442,000
Total investments	542,528,000	537,090,000
Cash and cash equivalents	9,202,000	10,395,000
Due from brokers	76,000	2,650,000
Deferred acquisition costs	27,607,000	25,751,000
Due and unpaid premiums	6,772,000	7,500,000
Due from reinsurers	126,096,000	122,354,000
Notes and other receivables	5,131,000	5,255,000
Other assets	19,291,000	14,801,000

	$736,703,000	$725,796,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Future insurance policy benefits	$301,830,000	$294,812,000
Funds on deposit	190,541,000	189,791,000
Unearned premiums	17,793,000	16,067,000
Policy claims	7,828,000	7,771,000
Other policyholders' funds	4,565,000	4,783,000
Due to brokers	40,913,000	41,461,000
Due to reinsurers	4,630,000	4,498,000
Accounts payable, accruals and other
liabilities	18,507,000	15,001,000
Income taxes	(83,000)	1,876,000
Long-term debt	12,188,000	12,188,000

TOTAL LIABILITIES	598,712,000	588,248,000

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock, 7,786,367 and 7,789,667
shares issued and outstanding, respectively
net of 1,998,289 and 1,994,487 shares
in treasury, respectively	7,786,000	7,790,000
Paid-in-capital	78,300,000	78,352,000
Accumulated other comprehensive (loss) income:
income:
Unrealized (losses) gains on investments, net net	(3,356,000)	94,000
Retained earnings	55,261,000	51,312,000

TOTAL STOCKHOLDERS' EQUITY	137,991,000	137,548,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$736,703,000	$725,796,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
THREE MONTHS ENDED MARCH 31,	2002	2001

REVENUES
Premiums earned	$28,655,000	$25,172,000
Net investment income	9,595,000	9,563,000
Net realized and unrealized gains	184,000	1,643,000
Other income	1,494,000	1,159,000

	39,928,000	37,537,000

EXPENSES
Insurance benefits, claims and reserves	22,222,000	20,848,000
Amortization of deferred acquisition costs	1,327,000	1,461,000
Selling, general and administrative
expenses	10,224,000	8,581,000
Interest expense on long-term debt	103,000	291,000

	33,876,000	31,181,000

Income from operations before
income taxes	6,052,000	6,356,000
Income tax expense	2,103,000	2,295,000

NET INCOME	$3,949,000	4,061,000

Basic income per common share	$.51	$.52

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	7,790,000	7,878,000

Diluted income per common share	$.49	$.51

WEIGHTED AVERAGE DILUTIVE SHARES
OUTSTANDING	7,989,000	8,002,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,949,000	$4,061,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred policy acquisition costs	1,327,000	1,461,000
Realized gains on sales of investments	(184,000)	(1,607,000)
Unrealized gains on trading securities	-	(36,000)
Depreciation	196,000	303,000
Deferred tax benefit	(54,000)	(588,000)
Other	(48,000)	(275,000)
Changes in assets and liabilities:
Net sales of trading securities	9,000	(85,000)
Change in insurance liabilities	9,440,000	(4,675,000)
Additions to deferred acquisition costs	(1,360,000)	(392,000)
Change in net amounts due from and to
reinsurers	(3,611,000)	8,833,000
Change in income tax liability	44,000	721,000
Change in due and unpaid premiums	728,000	(283,000)
Other	1,439,000	(2,941,000)
Net cash provided by operating activities	11,875,000	4,497,000

CASH FLOWS FROM INVESTING ACTIVITIES
Change in net amount due from and to brokers	2,026,000	6,773,000
Sales and maturities of short-term investments	3,367,000	5,270,000
Purchases of short-term investments	(5,138,000)	(6,396,000)
Net (purchases) sales of resale agreements	(2,025,000)	14,394,000
Sales of fixed maturities	344,162,000	317,969,000
Purchases of fixed maturities	(351,369,000)	(347,706,000)
Sales of equity securities	6,620,000	13,771,000
Purchases of equity securities	(4,806,000)	(22,360,000)
Proceeds on sale of other investments	982,000	3,000,000
Additional investments in other investments, net
of distributions	(4,040,000)	(5,985,000)
Acquisition of companies	(2,125,000)	(1,756,000)
Net change in notes receivable	(235,000)	10,698,000
Other	64,000	(1,171,000)
Net cash used by investing activities	(12,517,000)	(13,499,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of investment-type insurance
contracts	(107,000)	(268,000)
Repurchase of common stock and warrants	(55,000)	(48,000)
Dividends paid	(389,000)	(394,000)
Net cash used by financing activities	(551,000)	(710,000)
Decrease in cash and cash equivalents
Cash and cash equivalents, beginning of year	(1,193,000)	(9,712,000)
Cash and cash equivalents, end of period	10,395,000	18,024,000
	$9,202,000	$8,312,000

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 58% of IHC's outstanding common stock at March 31, 2002.

(B) PRINCIPLES OF CONSOLIDATION AND PREPARATION OF FINANCIAL     STATEMENTS

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in the prior year's consolidated financial statements and have been reclassified to conform to the 2002 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation for 2002 and 2001, respectively, are 199,000 and 124,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

NOTE 3. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year.

The income tax expense for the three months ended March 31, 2002 allocated to stockholders' equity for unrealized gains on investment securities was $1,944,000, representing the change in the deferred tax asset of $1,945,000 at March 31, 2002 from $1,000 at December 31, 2001.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $2,168,000 and $2,010,000 for the three months ended March 31, 2002 and 2001, respectively. Cash payments for interest were $69,000 and $299,000 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts reported directly in equity. Comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

	2002	2001
	(IN THOUSANDS)

Net income	$3,949	$4,061
Unrealized gains (losses), on
available-for-sale securities	(3,450)	1,496
Comprehensive income	$499	$5,557

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The Company will complete impairment testing of goodwill by June 30, 2002. In addition, The Company no longer amortizes goodwill as a reduction to earnings from operations. In the three months ended March 31, 2001, selling, general and administrative expenses include goodwill amortization of $147,000. Had SFAS 142 been applied at March 31, 2001, net income would have been $4,208,000 and both basic and diluted income per common share would have been $.53.

NOTE 7. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months ended March 31, 2002 and 2001 is as follows:

	2002	2001
	(IN THOUSANDS)

Revenues:

Medical Stop-Loss	$10,760	$6,441
DBL	5,049	5,144
Group Term Disability and Term Life
and Annuities	6,364	5,737
Credit Life and Disability	3,069	3,218
Managed Health Care	3,353	2,995
Individual Life and Annuities	9,799	10,368
Other Business	1,080	1,525
Corporate	270	466
	39,744	35,894
Net Realized and Unrealized Gains	184	1,643
	$39,928	$37,537

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. SEGMENT REPORTING (CONTINUED)

	2002	2001
	(IN THOUSANDS)

Operating Income (Loss):

Medical Stop-Loss	$2,201	$1,450
DBL	590	771
Group Term Disability and Term Life
and Annuities	1,054	37
Credit Life and Disability	531	20
Managed Health Care	(6)	390
Individual Life and Annuities	2,055	2,131
Other Business	195	675
Corporate	(649)	(470)
	5,971	5,004

Interest Expense	(103)	(291)
Net Realized and Unrealized Gains	184	1,643
	$6,052	$6,356

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The Company's operating income was $6.1 million, for the period ended March 31, 2002 compared to $6.4 million for the same period of 2001. The Company had net realized and unrealized gains of $.2 million in 2002 and $1.6 million in 2001. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, operating income increased 25% to $5.9 million in 2002 from $4.8 million in 2001. Net income was $3.9 million, or $.49 per share, diluted, for the quarter ended March 31, 2002 versus $4.1 million, or $.51 per share, diluted, in 2001.

Insurance Group

The Insurance Group's operating income decreased $.3 million to $6.8 million in 2002 from $7.1 million in 2001. Operating income includes net realized and unrealized gains of $.2 million in 2002 compared to $1.6 million in 2001. Operating income excluding net realized and unrealized gains increased to $6.6 million in 2002 compared to $5.5 million in 2001.

Premium revenues increased $3.5 million to $28.7 million in 2002 from $25.2 million in 2000; premium revenues decreased $.3 million at Madison Life and increased $3.8 million at Standard Life. The change at Madison Life is comprised of: a $.3 million increase in long-term disability ("LTD") premiums as a result of an increase in premiums written in 2002 offset by a $.6 million decrease in the ordinary life and individual accident and health lines of business, primarily due to the runoff of acquisitions. The increase at Standard Life is comprised of: a $3.8 million increase in stop-loss premiums due to higher retention ($2.7 million) and increased volume ($1.1 million) in 2002; a $.6 million increase in the provider excess line slightly offset by a $.6 million decrease in HMO reinsurance due to a decrease in volume.

Total net investment income increased $.3 million due to a slight increase in assets. The annualized return on investments of the Insurance Group was 7.4% in both the first quarter of 2002 and 2001.

Other income increased $.3 million due to a $.1 million increase at Standard Life and a $2 million increase in fee income at IndependenceCare due to growth and acquisitions.

Insurance benefits, claims and reserves increased $1.4 million, reflecting a decrease of $.6 million at Madison Life and an increase of $2.0 million at Standard Life. Madison Life's decrease resulted from: a $.2 million decrease in ordinary life surrenders; a $.1 million decrease in LTD claims and a $.3 million decrease in the credit line of business due to a decrease in loss ratios. The change at Standard Life is comprised of: a $1.5 million increase in stop-loss reserves due to the increase in premiums offset by lower loss ratios and a $.5 million increase in the provider excess line of business due to the increase in volume.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.6 million. Madison Life's expenses decreased $.6 million due to a reduction in administrative fees and a decrease in expenses of its majority owned MGU. Standard Life's expenses increased $2.1 million due to a $1.1 million increase in commissions from the higher level of premiums; a $.7 million increase in general expenses due to higher employee benefit expense and administrative fees from the increase in volume and a $.3 million increase in state insurance taxes due to the increase in volume. IndependenceCare's expenses increased $.1 million.

Corporate

Operating loss for corporate remained at $.7 million for the quarter ended March 31, 2002 and March 31, 2001. Lower returns on partnership investments of $.2 million was offset by less interest expense of $.2 million due to the pay down of long-term debt and lower interest rates.

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

In the first quarter of 2002, IndependenceCare purchased all of the assets of an employer stop-loss MGU in Austin, TX and opened a marketing office in California.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 80% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at March 31, 2002. Also at such date, approximately 95.6% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2002, approximately 4.4% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments was represented by real estate and mortgage loans. Less than 1% of the Company's total investments were in non-performing fixed maturities.

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

The expected change in fair value of the Company's fixed income portfolio at March 31, 2001 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2001. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

The increase in other assets is due to the acquisitions of an MGU at IndependenceCare. The increase in future insurance policy benefits is due to the growth in volume. The increase in unrealized losses is due to the increase in interest rates since December 31, 2001.

The Company had net receivables from reinsurers of $121.5 million at March 31, 2002. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at March 31, 2002.

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

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $6.4 million at March 31, 2002.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced an increase in unrealized losses of $3.5 million, net of deferred tax benefit and deferred policy acquisition costs, in accumulated other comprehensive income, reflecting unrealized losses of $3.4 million at March 31, 2002 versus gains of $.1 million at December 31, 2001. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

Forward Looking Statements

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

                                 b) No report on Form 8-K was filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                        INDEPENDENCE HOLDING COMPANY

                                                                                                       (THE REGISTRANT)

Dated: May 13, 2002                                                  By: /s/ Teresa A. Herbert

                                   Teresa A. Herbert

                                   Vice President and

                                   Chief Financial Officer