Form 10-Q
period 2002-06-30
INDEPENDENCE HOLDING CO
filed 2002-08-14
CIK 701869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: JUNE 30, 2002

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

7,802,717 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of August 14, 2002

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Balance Sheets -
June 30, 2002 (unaudited) and December 31, 2001	3

Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 2002
and 2001 (unaudited)	4

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2002 and 2001 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6 - 10

Management's Discussion and Analysis of Financial Condition
and Results of Operations	11 - 16

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders	17

Item 6 - Exhibits and Reports on Form 8-K	17

Signatures	18

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS	JUNE 30,	DECEMBER 31,
	2002	2001
	(UNAUDITED)
ASSETS:
Investments:
Short-term investments	$1,309,000	$3,705,000
Securities purchased under agreements
to resell	4,594,000	7,156,000
Fixed maturities	430,995,000	423,745,000
Equity securities	20,661,000	26,042,000
Other investments	81,142,000	76,442,000
Total investments	538,701,000	537,090,000
Cash and cash equivalents	11,922,000	10,395,000
Due from brokers	56,158,000	2,650,000
Deferred acquisition costs	26,342,000	25,751,000
Due and unpaid premiums	7,284,000	7,500,000
Due from reinsurers	128,099,000	125,852,000
Notes and other receivables	8,005,000	5,255,000
Other assets	19,635,000	14,801,000

TOTAL ASSETS	$796,146,000	$729,294,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$309,919,000	$298,310,000
Funds on deposit	190,200,000	189,791,000
Unearned premiums	16,818,000	16,067,000
Policy claims	7,268,000	7,771,000
Other policyholders' funds	4,532,000	4,783,000
Due to brokers	85,272,000	41,461,000
Due to reinsurers	8,141,000	4,498,000
Accounts payable, accruals and other
Liabilities	16,997,000	15,001,000
Income taxes	1,328,000	1,876,000
Long-term debt	11,250,000	12,188,000

TOTAL LIABILITIES	651,725,000	591,746,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,832,967 and
7,789,667 shares issued and outstanding,
respectively, net of 1,944,189 and
1,994,487 shares in treasury, respectively	7,833,000	7,790,000
Paid-in-capital	79,185,000	78,352,000
Accumulated other comprehensive income:
Unrealized (losses) gains on investments,
Net	(1,951,000)	94,000
Retained earnings	59,354,000	51,312,000

TOTAL STOCKHOLDERS' EQUITY	144,421,000	137,548,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$796,146,000	$729,294,000

See Accompanying Notes to Consolidated Financial Statements.
INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2002	2001	2002	2001

REVENUES:

Premiums earned	$33,854,000	$27,023,000	$62,509,000	$52,195,000
Net investment income	9,526,000	9,043,000	19,121,000	18,606,000
Net realized and
unrealized gains	142,000	743,000	326,000	2,386,000
Other income	2,175,000	1,281,000	3,669,000	2,440,000

	45,697,000	38,090,000	85,625,000	75,627,000

EXPENSES:
Insurance benefits, claims
and reserves	24,840,000	20,121,000	47,062,000	40,969,000
Amortization of deferred
acquisition costs	1,605,000	1,916,000	2,932,000	3,377,000
Selling, general and
administrative expenses	12,697,000	9,606,000	22,921,000	18,187,000
Interest expense on
long-term debt	120,000	238,000	223,000	529,000

	39,262,000	31,881,000	73,138,000	63,062,000

Operating income before
income taxes	6,435,000	6,209,000	12,487,000	12,565,000
Income tax expense	2,342,000	2,281,000	4,445,000	4,576,000

NET INCOME	$4,093,000	$3,928,000	$8,042,000	$7,989,000

BASIC INCOME PER
COMMON SHARE	$.53	$.50	$1.03	$1.01

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING	7,787,000	7,875,000	7,787,000	7,876,000

DILUTED INCOME PER
COMMON SHARE	$.51	$.49	$1.00	$1.00

WEIGHTED AVERAGE
DILUTIVE SHARES
OUTSTANDING	8,026,000	8,014,000	8,008,000	8,007,000

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30,	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,042,000	$7,989,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred policy acquisition costs	2,932,000	3,377,000
Realized gains on sales of investments	(326,000)	(2,449,000)
Unrealized losses on trading securities	-	63,000
Depreciation	439,000	658,000
Deferred tax expense (benefit)	248,000	(447,000)
Other	(665,000)	(493,000)
Changes in assets and liabilities:
Net sales of trading securities	9,000	(125,000)
Change in insurance liabilities	16,330,000	(5,557,000)
Additions to deferred acquisition costs	(3,229,000)	(2,191,000)
Change in net amounts due from and to
reinsurers	(2,103,000)	14,946,000
Change in income tax liability	349,000	746,000
Change in due and unpaid premiums	217,000	(3,000)
Other	1,787,000	(3,579,000)
Net cash provided by operating activities	24,030,000	12,935,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	(9,698,000)	19,519,000
Sales and maturities of short-term investments	7,503,000	18,105,000
Purchases of short-term investments	(5,172,000)	(14,757,000)
Net sales of resale agreements	2,562,000	8,021,000
Sales of fixed maturities	759,852,000	769,146,000
Purchases of fixed maturities	(768,623,000)	(807,333,000)
Sales of equity securities	16,289,000	23,334,000
Purchases of equity securities	(12,335,000)	(38,841,000)
Proceeds on sale of other investments	1,030,000	3,260,000
Additional investments in other investments, net
of distributions	(5,084,000)	(7,196,000)
Acquisition of companies	(3,357,000)	(1,756,000)
Net change in notes receivable	(3,049,000)	10,274,000
Other	(223,000)	(1,403,000)
Net cash used by investing activities	(20,305,000)	(19,627,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options and warrants	-	1,692,000
Repayment of Long Term Debt	(938,000)	-
Payments of investment-type insurance
contracts	(816,000)	(1,047,000)
Repurchase of common stock	(55,000)	(155,000)
Dividends paid	(389,000)	(394,000)
Net cash (used) provided by
financing activities	(2,198,000)	96,000
Increase (decrease) in cash and cash
equivalents	1,527,000	(6,596,000)
Cash and cash equivalents, beginning of year	10,395,000	18,024,000
Cash and cash equivalents, end of period	$11,922,000	$11,428,000

See Accompanying Notes to Consolidated Financial Statements.

5

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A) BUSINESS AND ORGANIZATION

Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard"), Risk Assessment Strategies, Inc. ("RAS") and IndependenceCare Holdings L.L.C. ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company".

Geneve Corporation, a diversified financial holding company, and its affiliated entities hold approximately 58% of IHC's outstanding common stock at June 30, 2002.

(B) PRINCIPLES OF CONSOLIDATION AND PREPARATION OF

FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in the prior year's consolidated financial statements and have been reclassified to conform to the 2002 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation from the assumed exercise of options using the treasury stock method for the three months ended June 30, 2002 and 2001, respectively, are 239,000 and 139,000 shares and 221,000 and 131,000 shares for the six months ended June 30, 2002 and 2001, respectively. Net income does not change as a result of the assumed dilution of options.

NOTE 3. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year, including the expected tax impact of the life/nonlife consolidation.

The income tax benefit for the six months ended June 30, 2002 allocated to stockholders' equity for unrealized losses on investment securities was $1,138,000, representing the change to a deferred tax asset of $1,137,000 at June 30, 2002 from a deferred tax liability of $1,000 at December 31, 2001.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $3,668,000 and $4,348,000 for the six months ended June 30, 2002 and 2001, respectively. Cash payments for interest were $105,000 and $543,000 for the six months ended June 30, 2002 and 2001, respectively. Non-cash issuance of stock for the three months and six months ended June 30, 2002 amounted to $932,000. (See Note 8).

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts reported directly in equity. Comprehensive income for the three months and six months ended June 30, 2002 and 2001 is as follows:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	2002	2001	2002	2001
	(IN THOUSANDS)

Net income	$4,093	$3,928	$8,042	$7,989
Unrealized (losses) gains, on
available-for-sale securities	1,405	(2,683)	(2,045)	(1,187)
Comprehensive income	$5,498	$1,245	$5,997	$6,802

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months and six months ended June 30, 2002 and 2001 is as follows:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	2002	2001	2002	2001
	(IN THOUSANDS)

Revenues:

Medical Stop-Loss	$14,643	$8,112	$25,403	$14,553
DBL	5,397	5,121	10,446	10,265
Group Term Disability and
Term Life and Annuities	6,741	5,956	13,105	11,693
Managed Health Care	3,952	3,659	7,305	6,654
Individual Life and Annuities	9,823	9,743	19,622	20,111
Credit Life and Disability	3,668	3,073	6,737	6,291
Other Business	1,164	1,208	2,244	2,733
Corporate	167	475	437	941
	45,555	37,347	85,299	73,241
Net Realized and Unrealized
Gains	142	743	326	2,386
	$45,697	$38,090	$85,625	$75,627

Operating Income (Loss):

Medical Stop-Loss	$2,781	$1,727	$4,982	$3,177
DBL	743	481	1,333	1,252
Group Term Disability and
Term Life and Annuities	1,380	735	2,434	772
Managed Health Care	589	418	583	808
Individual Life and Annuities	2,050	2,445	4,105	4,576
Credit Life and Disability	(360)	(72)	171	(52)
Other Business	419	381	614	1,056
Corporate	(1,189)	(411)	(1,838)	(881)
	6,413	5,704	12,384	10,708
Interest Expense	(120)	(238)	(223)	(529)
Net Realized and Unrealized
Gains	142	743	326	2,386
	$6,435	$6,209	$12,487	$12,565

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. At June 30, 2002 and December 31, 2001, the Company had goodwill of $7,161,000 and $3,985,000, respectively. The Company completed impairment testing of goodwill at June 30, 2002 and had no impairments. In addition, the Company no longer amortizes goodwill as a reduction to earnings from operations.

For the three and six months ended June 30, 2001, a reconciliation of reported net earnings to adjusted net income before amortization of goodwill is as follows (dollars in thousands, except per share data):
Three Months Ended			Six Months Ended
June 30,			June 30,
	2002	2001	2002	2001
Net income as reported	$4,093	$3,928	$8,042	$7,989
Amortization of goodwill	-	140	-	287
Adjusted net income	$4,093	$4,068	$8,042	$8,276

Basic income per common share:
Net income as reported	$.53	$.50	$1.03	$1.01
Amortization of goodwill	-	.02	-	.04
Adjusted net income	$.53	$.52	$1.03	$1.05

Diluted income per common share:
Net income as reported	$.51	$.49	$1.00	$1.00
Amortization of goodwill	-	.02	-	.03
Adjusted net income	$.51	$.51	$1.00	$1.03

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. ISSUANCE OF COMMON STOCK

During the second quarter of 2002, the Company purchased the remaining minority interest in RAS. Prior to this purchase, RAS was a majority owned MGU of Madison Life. The purchase was paid for with both cash and the issuance of 46,600 shares of common stock (the "Shares"). The Shares were issued at a fair value of $20.00 per share in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended ("The Securities Act"), as a private placement of unregistered securities under Section 4(2) thereof. Accordingly, the Shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the Shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the Securities and Exchange Commission or under an exemption from the registration requirements of the Securities Act.

Note 9. SUBSEQUENT EVENT

On July 30, 2002, the Company announced that it had purchased a 19.9% interest in SoftNet Systems, Inc. ("SoftNet") for $15 million. In addition, the Company announced that it had entered into an agreement to sell its subsidiary, First Standard Holdings Corp. ("FSHC"), for $31.92 million cash to SoftNet subject to certain conditions including SoftNet shareholder approval. Two representatives of IHC have become directors of SoftNet and, upon consummation of the sale of FSHC, SoftNet's operations will be directed by the management of IHC. Upon consummation of the sale of FSHC, the Company will make a cash tender offer at $3.00 per share for at least an additional 3,000,000 of SoftNet's outstanding shares, subject to certain limitations. FSHC owns First Standard, RAS and IndependenceCare.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), First Standard Security Insurance Company ("First Standard"), Risk Assessment Strategies, Inc. ("RAS"), IndependenceCare Holdings L.L.C. ("IndependenceCare") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." All remaining expenses and income, principally income from parent company liquidity, are included in Corporate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The Company's operating income was $6.4 million for the three months ended June 30, 2002 compared to $6.2 million for the same period of 2001. The Company had net realized and unrealized gains of $.1 million in 2002 and $.7 million in 2001. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, operating income increased to $6.3 million in 2002 as compared to $5.5 million in 2001 (see Note 6 of Notes to Consolidated Financial Statements). Net income was $4.1 million, or $.51 per share, diluted, for the quarter ended June 30, 2002 versus $3.9 million, or $.49 per share, diluted, in 2001.

Insurance Group

The Insurance Group's operating income increased $.9 million to $7.8 million in 2002 from $6.9 million in 2001. Operating income includes net realized and unrealized gains of $.1 million in 2002 compared to $.7 million in 2001. Operating income excluding net realized and unrealized gains was $7.7 million in 2002 compared to $6.2 million in 2001.

Premium revenues increased $6.8 million to $33.8 million in 2002 from $27.0 million in 2001; premium revenues increased $.4 million at Madison Life and $6.4 million at Standard Life. The change at Madison Life is comprised of: a $.5 million increase in long-term disability ("LTD") premiums primarily due to rate increases in 2002; and a $.6 million increase in the credit lines of business primarily due to the cancellation of a reinsurance treaty; such increases were offset by: a $.5 million decrease in ordinary life and individual accident and health premiums due to the runoff of acquisitions; and a $.2 million decrease in group term life. The increase at Standard Life is comprised of: a $4.7 million increase in stop-loss premiums due to higher retention and increased volume in 2002; a $1.7 million increase in provider excess premiums due to the assumption of a block of business, an increase in direct writings and a $.3 million increase in annuity premiums; such increases were partially offset by a $.3 million decrease in all other lines.

Total net investment income increased $.8 million. The annualized return on investments of the Insurance Group in the second quarter of 2002 was 7.5% compared to 6.8% in the second quarter of 2001.

Other income increased $1.0 million due to a $.2 million increase in fee income at IndependenceCare as a result of an increase in premiums written, and a $.8 million increase in fee income earned by RAS.

Insurance benefits, claims and reserves increased $4.7 million, reflecting an increase of $.1 million at Madison Life and an increase of $4.6 million at Standard Life. Madison Life's increase resulted from: a $.3 million increase in ordinary life and individual accident and health reserves and claims; and a $.3 million increase in the credit line of business due to the increase in volume; such increases were offset by a $.1 million decrease in LTD claims; and a $.4 million decrease in claims and reserves in the group term life lines of business. The change at Standard Life is comprised of: a $3.2 million increase in stop-loss reserves due to the increase in premiums, slightly offset by lower loss ratios; a $.8 million increase in the provider excess block due to the increase in volume and a $.6 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $2.4 million. Madison Life's expenses increased $.9 million. The increase at Madison Life is due to an increase in employee and related expenses, and other administrative expenses. Standard Life's expenses increased $1.5 million, comprised of a $.7 million increase in commissions and a $.2 million increase in state insurance taxes, licenses and fees, both due to the higher level of premiums and a $.5 million increase in general expenses. IndependenceCare's expenses remained constant.

Corporate

Operating loss for the quarter ended June 30, 2002 increased by $.7 million from 2001 to a loss of $1.4 million due to a decrease in investment income of $.3 million as a result of lower returns on certain partnership investments and higher general expenses of $.5 million, offset by lower interest expense of $.1 million due to a decrease in interest rates in 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The Company's operating income was $12.5 million for the six month period ended June 30, 2002 compared to $12.6 million for the same period of 2001. The Company had net realized and unrealized gains of $.3 million in 2002 and unrealized gains of $2.4 million in 2001. Excluding net realized and unrealized gains, operating income increased to $12.2 million in 2002 as compared to $10.2 million in 2001 (see Note 6 of Notes to Consolidated Financial Statements). Net income was $8.0 million, or $1.00 per share, diluted, in both the six months ended June 30, 2002 and 2001.

Insurance Group

The Insurance Group's operating income increased $.8 million to $14.7 million in 2002 from $13.9 million in 2001. Operating income includes net realized and unrealized gains of $.3 million in 2002 compared to unrealized gains of $2.3 million in 2001. Operating income excluding net realized and unrealized gains was $14.4 million in 2002 compared to $11.6 million in 2001.

Premium revenues increased $10.3 million to $62.5 million in 2002 from $52.2 million in 2001; premium revenues increased $.1 million at Madison Life and $10.2 million at Standard Life. The change at Madison Life is comprised of: a $.8 million increase in LTD premiums primarily due to rate increases in 2002; and a $.6 million increase in the credit lines of business, primarily due to increased retention resulting from the cancellation of a reinsurance treaty; such increases were offset by: a $1.2 million decrease in ordinary life and individual accident and health premiums due to the runoff of acquisitions and a $.1 million decrease in all other lines of business. The increase at Standard Life is comprised of: an $8.7 million increase in stop-loss premiums due to higher retention and increased volume in 2002; a $1.9 million increase in provider excess premiums due to an assumed block of business and an increase in direct writings, partially offset by a $.4 million decrease in all other lines.

Total net investment income increased $1.0 million due to an increase in returns on a partnership investment, and a slight increase in the annualized return. The annualized return on investments of the Insurance Group in 2002 was 7.5% compared to 7.3% in 2001.

Other income increased $1.4 million due to a $.3 million increase in fee income at IndependenceCare due to an increase in premiums written in 2002 and a $1.1 million increase in fee income from RAS.

Insurance benefits, claims and reserves increased $6.1 million, reflecting a decrease of $.4 million at Madison Life and an increase of $6.5 million at Standard Life. Madison Life's decrease resulted from: a $.4 million decrease in the group term life line of business, a $.3 million decrease in LTD claims and a $.5 million decrease in interest to annuity policies due to the drop in interest rates and a lower asset base; such decreases were offset by: a $.8 million increase in ordinary life and individual accident and health reserves, claims and surrenders. The change at Standard Life is comprised of: a $5.3 million increase in stop-loss reserves due to the increase in premiums slightly offset by lower loss ratios; a $.5 million increase in provider excess reserves due to the increase in volume; and a $.7 million increase in the Volunteer Fire Fighters Division annuity line due to the increase in premiums.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $3.8 million. Madison Life's expenses increased $.8 million and Standard Life's increased $2.9 million. The increase at Madison Life is primarily due to higher employee and related expenses, and other administrative expenses. The increase at Standard Life is comprised of a $1.7 million increase in commissions and a $.5 million increase in state insurance taxes, licenses and fees both due to the increase in premium volume and a $.7 million increase in general expenses due to higher salary and related expenses. IndependenceCare's expenses increased $.1 million.

Corporate

Operating loss for the period ended June 30, 2002 increased by $.8 million from 2001 to a loss of $2.2 million. This decrease is due to lower investment income from partnerships in 2002 of $.6 million, a decrease in interest expense of $.3 million and an increase in general expenses of $.6 million.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments. Such cash flow is used to partially finance liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations which are calculated using certain assumed interest rates.

In the first quarter of 2002, IndependenceCare purchased all of the assets of an employer stop-loss MGU in Austin, TX. In the second quarter of 2002, the Company acquired the remaining interest in RAS. Prior to this purchase, RAS was the majority owned MGU at Madison Life. The purchase of this minority interest was paid for with cash and the issuance of 46,600 shares of the Company's common stock.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 81.9% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at June 30, 2002. Also at such date, approximately 96.3 % of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2002, approximately 3.7% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments were represented by real estate and mortgage loans. Less than .1% of the Company's total investments were in non-performing fixed maturities.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2002 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2001. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

The increase in due from and to brokers is due to the timing of securities trades that settled after June 30, 2002.

The Company had net receivables from reinsurers of $116.5 million at June 30, 2002. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at June 30, 2002.

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

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $5.0 million at June 30, 2002.

Capital Resources

Due to its favorable capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable.

In accordance with Statement of Financial Accounting Standards No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a decrease in unrealized gains of $2.0 million, net of deferred taxes and deferred policy acquisition costs, in total stockholders' equity, reflecting unrealized gains of $.1 million at December 31, 2001 versus unrealized losses of $1.9 million at June 30, 2002. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

Subsequent Event

On July 30, 2002, the Company announced that it had purchased a 19.9% interest in SoftNet Systems, Inc. ("SoftNet") for $15 million. In addition, the Company announced that it had entered into an agreement to sell its subsidiary, First Standard Holdings Corp. ("FSHC"), for $31.92 million cash to SoftNet subject to certain conditions including SoftNet shareholder approval. Two representatives of IHC have become directors of SoftNet and, upon consummation of the sale of FSHC, SoftNet's operations will be directed by the management of IHC. Upon consummation of the sale of FSHC, the Company will make a cash tender offer at $3.00 per share for at least an additional 3,000,000 of SoftNet's outstanding shares, subject to certain limitations. FSHC owns First Standard, RAS and IndependenceCare.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 21, 2002, the following nine nominees were re-elected for one-year terms on the Board of Directors:

Larry R. Graber, Harold E. Johnson, Allan C. Kirkman, Steven B. Lapin, Edward Netter, Robert P. Ross, Jr., Edward J. Scheider, James G. Tatum and Roy T.K. Thung

The vote on the election of the above nominees was:

For At least 7,486,626 shares

Withheld No more than 21,736 shares

In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2002 was ratified by a vote of 7,487,783 shares for, 4,806 shares against, and 1,833 shares abstaining. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

    Exhibit 11. Statement re: computation of per share earnings.

b) Exhibit 99. Certification of principal executive officer and principal financial officer

c) A report on Form 8-K was filed on July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(THE REGISTRANT)

Dated: August 14, 2002                           By: /s/ Teresa A. Herbert

                    Teresa A. Herbert

                    Vice President and

                    Chief Financial Officer