Form 10-Q
period 2002-09-30
INDEPENDENCE HOLDING CO
filed 2002-11-12
CIK 701869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: SEPTEMBER 30, 2002

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

7,732,217 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of November 11, 2002

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX
PART I - FINANCIAL INFORMATION	PAGE NO.

Item 1. - Financial Statements
Consolidated Balance Sheets -
September 30, 2002 (unaudited) and December 31, 2001	3

Consolidated Statements of Operations -
Three Months and Nine Months Ended September 30, 2002
and 2001 (unaudited)	4

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2002 and 2001 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6 - 10

Item 2. - Management's Discussion and Analysis of Financial
Condition and Results of Operations	11 - 15

Item 3.- Quantitative and Qualitative Disclosures about Market
Risk	16

Item 4. - Controls and Procedures	16

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form-K	17

Signatures	18

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002	19 - 22

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS	SEPTEMBER 30,	DECEMBER 31,
	2002	2001
	(UNAUDITED)
ASSETS:
Investments:
Short-term investments	$1,255,000	$3,705,000
Securities purchased under agreements
to resell	48,260,000	7,156,000
Fixed maturities	387,227,000	423,745,000
Equity securities	17,756,000	26,042,000
Other investments	96,420,000	76,442,000
Total investments	550,918,000	537,090,000
Cash and cash equivalents	8,227,000	10,395,000
Due from brokers	4,769,000	2,650,000
Deferred acquisition costs	27,057,000	25,751,000
Due and unpaid premiums	8,409,000	7,500,000
Due from reinsurers	131,986,000	125,852,000
Notes and other receivables	7,725,000	5,255,000
Goodwill	7,638,000	3,985,000
Other assets	13,559,000	10,816,000

TOTAL ASSETS	$760,288,000	$729,294,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$318,315,000	$298,310,000
Funds on deposit	190,457,000	189,791,000
Unearned premiums	16,648,000	16,067,000
Policy claims	8,185,000	7,771,000
Other policyholders' funds	4,539,000	4,783,000
Due to brokers	35,448,000	41,461,000
Due to reinsurers	8,321,000	4,498,000
Accounts payable, accruals and other
liabilities	16,556,000	15,001,000
Income taxes	3,680,000	1,876,000
Long-term debt	10,313,000	12,188,000

TOTAL LIABILITIES	612,462,000	591,746,000

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,752,717and
7,789,667 shares issued and outstanding,
respectively, net of 2,079,089 and
1,994,487 shares in treasury, respectively	7,753,000	7,790,000
Paid-in-capital	77,674,000	78,352,000
Accumulated other comprehensive income:
Unrealized (losses) gains on investments,
net	(1,229,000)	94,000
Retained earnings	63,628,000	51,312,000

TOTAL STOCKHOLDERS' EQUITY	147,826,000	137,548,000
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$760,288,000	$729,294,000

See Accompanying Notes to Consolidated Financial Statements.

3

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) THREE MONTHS ENDED NINE MONTHS ENDED

SEPTEMBER 30, SEPTEMBER 30,

2002 2001 2002 2001
REVENUES:

Premiums earned	$36,932,000	$26,866,000	$99,441,000	$79,061,000
Net investment income	8,414,000	7,638,000	27,535,000	26,244,000
Net realized and
unrealized gains	138,000	1,142,000	464,000	3,528,000
Other income	1,502,000	1,212,000	5,171,000	3,652,000

	46,986,000	36,858,000	132,611,000	112,485,000

EXPENSES:
Insurance benefits, claims
and reserves	28,741,000	21,732,000	75,803,000	62,701,000
Amortization of deferred
acquisition costs	1,422,000	1,488,000	4,354,000	4,865,000
Selling, general and
administrative expenses	10,026,000	8,859,000	32,947,000	27,046,000
Interest expense on
long-term debt	113,000	216,000	336,000	745,000

	40,302,000	32,295,000	113,440,000	95,357,000

Operating income before
income taxes	6,684,000	4,563,000	19,171,000	17,128,000
Income tax expense	2,410,000	1,539,000	6,855,000	6,115,000

NET INCOME	$4,274,000	$3,024,000	$12,316,000	$11,013,000

BASIC INCOME PER
COMMON SHARE	$.55	$.38	$1.58	$1.40

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING	7,790,000	7,927,000	7,788,000	7,893,000

DILUTED INCOME PER
COMMON SHARE	$.53	$.37	$1.54	$1.37

WEIGHTED AVERAGE
DILUTIVE SHARES
OUTSTANDING	8,025,000	8,094,000	8,015,000	8,036,000

See Accompanying Notes to Consolidated Financial Statements.

4

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,316,000	$11,013,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred policy acquisition costs	4,354,000	4,865,000
Realized gains on investments	(464,000)	(4,514,000)
Unrealized losses on trading securities	-	986,000
Depreciation	627,000	1,026,000
Deferred tax benefit	(67,000)	(1,251,000)
Other	(837,000)	(1,075,000)
Changes in assets and liabilities:
Net sales (purchases) of trading securities	9,000	(7,720,000)
Change in insurance liabilities	26,689,000	(1,026,000)
Additions to deferred acquisition costs	(5,779,000)	(4,014,000)
Change in net amounts due from and to
reinsurers	(5,809,000)	10,192,000
Change in income tax liability	2,582,000	1,910,000
Change in due and unpaid premiums	(909,000)	25,000
Other	(326,000)	(3,197,000)
Net cash provided by operating activities	32,386,000	7,220,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	(8,132,000)	15,247,000
Sales and maturities of short-term investments	7,557,000	27,113,000
Purchases of short-term investments	(5,172,000)	(23,284,000)
Net (purchases) sales of resale agreements	(41,104,000)	1,861,000
Sales of fixed maturities	1,285,618,000	1,129,467,000
Purchases of fixed maturities	(1,247,008,000)	(1,162,366,000)
Sales of equity securities	20,061,000	20,100,000
Purchases of equity securities	(15,008,000)	(24,225,000)
Proceeds on sale of other investments	13,108,000	5,096,000
Additional investments in other investments, net
of distributions	(32,369,000)	(8,374,000)
Acquisition of companies	(3,357,000)	(1,756,000)
Net change in notes receivable	(2,812,000)	10,558,000
Other	(259,000)	(1,637,000)
Net cash used by investing activities	(28,877,000)	(12,200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options and warrants	2,000	1,726,000
Repayment of long-term debt	(1,875,000)	(937,000)
Payments of investment-type insurance contracts	(1,768,000)	(2,168,000)
Repurchase of common stock	(1,647,000)	(3,550,000)
Dividends paid	(389,000)	(394,000)
Net cash used by financing activities	(5,677,000)	(5,323,000)
Decrease in cash and cash equivalents	(2,168,000)	(10,303,000)
Cash and cash equivalents, beginning of year	10,395,000	18,024,000
Cash and cash equivalents, end of period	$8,227,000	$7,721,000

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities hold approximately 58% of IHC's outstanding common stock at September 30, 2002.

(B) PRINCIPLES OF CONSOLIDATION AND PREPARATION OF

FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the 2002 presentation.

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

NOTE 2. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation from the assumed exercise of options using the treasury stock method are 235,000 and 167,000 shares for the three months ended September 30, 2002 and 2001, respectively, and 227,000 and 143,000 shares for the nine months ended September 30, 2002 and 2001, respectively. Net income does not change as a result of the assumed dilution of options.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the full year, including the expected tax impact of the life/nonlife consolidation.

The income tax benefit for the nine months ended September 30, 2002 allocated to stockholders' equity for unrealized losses on investment securities was $713,000 representing the change to a deferred tax asset of $712,000 at September 30, 2002 from a deferred tax liability of $1,000 at December 31, 2001.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $3,954,000 and $5,481,000 for the nine months ended September 30, 2002 and 2001, respectively. Cash payments for interest were $336,000 and $747,000 for the nine months ended September 30, 2002 and 2001, respectively. Non-cash issuance of common stock for the nine months ended September 30, 2002 amounted to $932,000. (See Note 8).

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income include net income and certain amounts reported directly in equity. Comprehensive income for the three months and nine months ended September 30, 2002 and 2001 is as follows:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	2002	2001	2002	2001
	(IN THOUSANDS)

Net income	$4,274	$3,024	$12,316	$11,013
Unrealized gains (losses), on
available-for-sale securities	722	6,051	(1,323)	4,864
Comprehensive income	$4,996	$9,075	$10,993	$15,877

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months and nine months ended September 30, 2002 and 2001 is as follows:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	2002	2001	2002	2001
	(IN THOUSANDS)

Revenues:

Medical Stop-Loss	$14,120	$8,295	$39,523	$22,848
DBL	5,154	5,156	15,600	15,421
Group Term Disability and
Term Life and Annuities	6,495	5,724	19,600	17,417
Managed Health Care	3,929	2,707	11,234	9,361
Individual Life and Annuities	12,215	8,669	31,837	28,780
Credit Life and Disability	3,651	3,752	10,388	10,043
Other Business	1,261	1,441	3,505	4,174
Corporate	23	(28)	460	913
	46,848	35,716	132,147	108,957
Net Realized and Unrealized
Gains	138	1,142	464	3,528
	$46,986	$36,858	$132,611	$112,485

Operating Income (Loss):

Medical Stop-Loss	$3,073	$1,895	$8,055	$5,072
DBL	1,089	801	2,422	2,053
Group Term Disability and
Term Life and Annuities	1,209	853	3,643	1,625
Managed Health Care	581	187	1,266	995
Individual Life and Annuities	1,549	308	5,654	4,884
Credit Life and Disability	(353)	313	(182)	261
Other Business	419	638	1,033	1,694
Corporate	(908)	(1,358)	(2,848)	(2,239)
	6,659	3,637	19,043	14,345
Interest Expense	(113)	(216)	(336)	(745)
Net Realized and Unrealized
Gains	138	1,142	464	3,528
	$6,684	$4,563	$19,171	$17,128

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. At September 30, 2002 and December 31, 2001, the Company had goodwill of $7,638,000 and $3,985,000, respectively. The Company completed its initial impairment testing of goodwill at June 30, 2002 and monitors impairment on a continuous basis. No impairment charges have been required. In addition, the Company no longer amortizes goodwill as a reduction to earnings from operations.

For the three and nine months ended September 30, 2001, a reconciliation of reported net earnings to adjusted net income before amortization of goodwill is as follows (dollars in thousands, except per share data):

Three Months Ended Nine Months Ended

September 30, September 30,___
		2002		2001	2002	2001

Net income as reported		$4,274		$3,024	$12,316	$11,013
Amortization of goodwill		-		74	-	361
Adjusted net income		$4,274		$3,098	$12,316	$11,374

Basic income per common
share:
Net income as reported	$	..55	$	..38	$1.58	$1.40
Amortization of goodwill		-		..01	-	..04
Adjusted net income	$	..55	$	..39	$1.58	$1.44

Diluted income per common
share:
Net income as reported	$	..53	$	..37	$1.54	$1.37
Amortization of goodwill		-		..01	-	..05
Adjusted net income	$	..53	$	..38	$1.54	$1.42

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. ISSUANCE OF COMMON STOCK

During the second quarter of 2002, the Company purchased the remaining minority interest in RAS. Prior to this purchase, RAS was a majority owned MGU of Madison Life. The purchase was paid for with both cash and the issuance of 46,600 shares of common stock (the "Shares"). The Shares were issued at a fair value of $20.00 per share in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as a private placement of unregistered securities under Section 4(2) thereof. Accordingly, the Shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the Shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the Securities and Exchange Commission or under an exemption from the registration requirements of the Securities Act.

Note 9. SALE OF REMAINING REAL ESTATE

On September 17, 2002 a subsidiary of the Company entered into an agreement to sell its remaining real estate holdings for cash of $1,350,000. A deposit of $250,000 was made in escrow. Such sale is subject to certain conditions which have not yet been fulfilled. The sale of such property is expected to result in a gain and close in the fourth quarter of 2002.

Note 10. SOFTNET

On July 30, 2002, the Company announced that it had purchased a 19.9% interest in SoftNet Systems, Inc. ("SoftNet") for $15,000,000. In addition, the Company announced that it had entered into an agreement to sell its subsidiary, First Standard Holdings Corp. ("FSHC"), for $31,920,000 cash to SoftNet subject to certain conditions including SoftNet shareholder approval. FSHC owns First Standard, RAS and IndependenceCare. A special meeting of the shareholders of SoftNet to vote on such transaction is scheduled to be held on November 14, 2002. Two representatives of IHC have become directors of SoftNet and, upon consummation of the sale of FSHC, SoftNet's operations will be directed by the management of IHC. Prior to closing of such transaction, IHC will contribute additional capital to FSHC, such that it will have a book value of $21,300,000 as of the closing. After closing of the sale of FSHC, which is expected to result in a gain, the Company will make a cash tender offer at $3.00 per share for at least an additional 3,000,000 (or 12%) of SoftNet's outstanding shares, subject to certain limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The Company's operating income was $6.7 million for the three months ended September 30, 2002 compared to $4.5 million for the same period of 2001. The Company had net realized and unrealized gains of $.1 million in 2002 and $1.1 million in 2001. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, operating income increased to $6.6 million in 2002 as compared to $3.4 million in 2001 (see Note 6 of Notes to Consolidated Financial Statements). Net income was $4.3 million, or $.53 per share, diluted, for the quarter ended September 30, 2002 versus $3.0 million, or $.37 per share, diluted, in 2001.

Insurance Group

The Insurance Group's operating income increased $1.7 million to $7.8 million in 2002 from $6.1 million in 2001. Operating income includes net realized and unrealized gains of $.2 million in 2002 compared to $1.1 million in 2001. Operating income excluding net realized and unrealized gains was $7.6 million in 2002 compared to $5.0 million in 2001.

Premium revenues increased $10.1 million to $36.9 million in 2002 from $26.8 million in 2001; premium revenues increased $.8 million at Madison Life and $9.3 million at Standard Life. The change at Madison Life is comprised of: a $.3 million increase in long-term disability ("LTD") premiums primarily due to rate increases in 2002, a $.2 million increase in the stop-loss line of business due to the introduction of this line of business at Madison Life, a $.2 million increase in ordinary life and individual accident and health premiums and a $.1 million increase in group term life. The increase at Standard Life is comprised of: a $4.2 million increase in stop-loss premiums due to higher retention and increased volume in 2002; a $1.7 million increase in provider excess premiums due to the assumption of a block of business and an increase in direct writings and a $3.9 million increase in individual annuity premiums due to assumption certificates issued; such increases were partially offset by a $.5 million decrease in all other lines.

Total net investment income increased $.8 million. The annualized return on investments of the Insurance Group in the third quarter of 2002 was 6.5% compared to 6.3% in the third quarter of 2001. Total net investment income includes a loss of $.6 million from the Company's 19.9% equity interest in SoftNet Systems, Inc. ("SoftNet") representing the Company's pro-rata share under the equity method of accounting of SoftNet's loss for the period for which it was held. This loss was anticipated to occur in connection with the winding down of SoftNet's previous operations.

Other income increased $.1 million due to a $.1 million increase in fee income at IndependenceCare, and a $.4 million increase in fee income and profit commissions earned by RAS; such increases were offset by a decrease in other income of $.4 million at Standard Life.

Insurance benefits, claims and reserves increased $7.0 million, reflecting an increase of $.3 million at Madison Life and an increase of $6.7 million at Standard Life. Madison Life's increase resulted from: a $.1 million increase in stop-loss reserves, a $.3 million increase in claims and reserves in the group term life lines of business, a $.2 million increase in the credit line of business due to the increase in volume and a $.4 million increase in LTD claims: such increases were offset by a $.7 million decrease in ordinary life and individual accident and health reserves and claims. The change at Standard Life is comprised of: a $2.1 million increase in stop-loss reserves due to the increase in premiums, slightly offset by lower loss ratios, a $3.9 million increase in individual annuity reserves due to the increase in premiums and a $1.7 million increase in the provider excess block due to the increase in volume; such increases were offset by a $1.0 million decrease in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.4 million. Madison Life's expenses remained constant. Standard Life's expenses increased $1.3 million, comprised of a $1.2 million increase in commissions and a $.1 million increase in state insurance taxes, licenses and fees, both due to the higher level of premiums. IndependenceCare's expenses increased $.1 million.

Corporate

Operating loss for the quarter ended September 30, 2002 decreased by $.5 million from 2001 to a loss of $1.1 million. Excluding a realized loss of $.1 million in 2002, Corporate had a $.6 million decrease in loss due to an increase in investment income of $.1 million, lower general expenses of $.4 million and lower interest expense of $.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company's operating income was $19.2 million for the nine month period ended September 30, 2002 compared to $17.1 million for the same period of 2001. The Company had net realized and unrealized gains of $.5 million in 2002 and $3.5 million in 2001. Excluding net realized and unrealized gains, operating income increased to $18.7 million in 2002 as compared to $13.6 million in 2001 (see Note 6 of Notes to Consolidated Financial Statements). Net income was $12.3 million, or $1.54 per share, diluted, in the nine months ended September 30, 2002 versus $11.0 million, or $1.37 per share, diluted, for the nine months ended September 30, 2001.

Insurance Group

The Insurance Group's operating income increased $2.5 million to $22.5 million in 2002 from $20.0 million in 2001. Operating income includes net realized and unrealized gains of $.6 million in 2002 compared to $3.5 million in 2001. Operating income excluding net realized and unrealized gains was $21.9 million in 2002 compared to $16.5 million in 2001.

Premium revenues increased $20.4 million to $99.4 million in 2002 from $79.1 million in 2001; premium revenues increased $.9 million at Madison Life and $19.5 million at Standard Life. The change at Madison Life is comprised of: a $1.0 million increase in LTD premiums primarily due to rate increases in 2002; a $.2 million increase in stop-loss premiums due to the introduction of this business at Madison Life, a $.2 million increase in other lines of business and a $.4 million increase in the credit lines of business, primarily due to increased retention resulting from the cancellation of a reinsurance treaty; such increases were offset by: a $.9 million decrease in ordinary life and individual accident and health premiums due to the runoff of acquisitions. The increase at Standard Life is comprised of: a $12.9 million increase in stop-loss premiums due to higher retention and increased volume in 2002; a $3.3 million increase in provider excess premiums due to an assumed block of business and an increase in direct writings and a $4.3 million increase in the individual annuity line due to assumption certificates issued; such increase was partially offset by a $1.0 million decrease in all other lines.

Total net investment income increased $1.8 million due to a slight increase in the annualized return. The annualized return on investments of the Insurance Group in 2002 was 7.1% compared to 7.0% in 2001. Total net investment income includes a loss of $.6 million from the Company's 19.9% equity interest in SoftNet representing the Company's pro-rata share under the equity method of accounting of SoftNet's loss for the period for which it was held. This loss was anticipated to occur in connection with the winding down of SoftNet's previous operations.

Other income increased $1.4 million due to a $.6 million increase in fee income at IndependenceCare due to an increase in premiums written in 2002 and a $.8 million increase in fee income and profit commissions from RAS.

Insurance benefits, claims and reserves increased $13.1 million, reflecting a decrease of $.1 million at Madison Life and an increase of $13.2 million at Standard Life. Madison Life's decrease resulted from: a $.5 million decrease in interest to annuity policies due to the drop in interest rates and a lower asset base; such decrease was offset by a $.3 million increase in ordinary life and individual accident and health reserves, claims and surrenders and a $.1 million increase in stop-loss reserves. The change at Standard Life is comprised of: a $7.7 million increase in stop-loss reserves due to the increase in premiums slightly offset by lower loss ratios; a $1.1 million increase in provider excess reserves due to the increase in volume; and a $4.5 million increase in the individual annuity line due to the increase in premiums; such increases were partially offset by a $.1 million decrease in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $5.1 million. Madison Life's expenses decreased $.1 million, Standard Life's increased $5.0 million and IndependenceCare's expenses increased $.2 million. The decrease at Madison Life is primarily due to a decrease in deferred acquisition costs related to the ordinary life line of business of $.6 million, offset by an increase of $.5 million in commission expense on the credit lines of business. The increase at Standard Life is comprised of a $3.1 million increase in commissions and a $.7 million increase in state insurance taxes, licenses and fees, both due to the increase in premium volume and a $1.2 million increase in general expenses due to higher salary and related expenses.

Corporate

Operating loss for the period ended September 30, 2002 increased by $.4 million from 2001 to a loss of $3.3 million. This increase is due to a realized loss of $.1 million in 2002, lower investment income from partnerships in 2002 of $.4 million, and an increase in general expenses of $.3 million, slightly offset by a decrease in interest expense of $.4 million.

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

In the first quarter of 2002, IndependenceCare purchased all of the assets of an employer stop-loss MGU in Austin, TX. In the second quarter of 2002, the Company acquired the remaining interest in RAS. Prior to this purchase, RAS was a majority owned MGU at Madison Life. The purchase of this minority interest was paid for with cash and the issuance of 46,600 shares of the Company's common stock.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 82% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at September 30, 2002. Also at such date, approximately 97.6% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2002, approximately 2.4% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). Less than .1% of the carrying value of the Company's total investments were represented by real estate and mortgage loans. Less than .1% of the Company's total investments were in non-performing fixed maturities.

Balance Sheet

The increase in securities purchased under agreements to resell during the first nine months of 2002 was offset by a decrease in fixed maturities. This change in investment mix was made in light of current market conditions.

The Company had net receivables from reinsurers of $123.7 million at September 30, 2002. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at September 30, 2002.

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

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $3.1 million at September 30, 2002.

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

In accordance with Statement of Financial Accounting Standards No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value); the Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a decrease in unrealized gains of $1.3 million, net of deferred taxes and deferred policy acquisition costs, in total stockholders' equity, reflecting unrealized gains of $.1 million at December 31, 2001 versus unrealized losses of $1.2 million at September 30, 2002. For the three months and nine months ended September 30, 2002, the Company recorded $1.2 million and $1.7 million, respectively, of losses on securities with declines in fair value that the Company considered to be other than temporary. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

SUBSEQUENT EVENT

On July 30, 2002, the Company announced that it had purchased a 19.9% interest in SoftNet Systems, Inc. ("SoftNet") for $15 million. In addition, the Company announced that it had entered into an agreement to sell its subsidiary, First Standard Holdings Corp. ("FSHC"), for $31,920,000 cash to SoftNet subject to certain conditions including SoftNet shareholder approval. FSHC owns First Standard, RAS and IndependenceCare. A special meeting of the shareholders of SoftNet to vote on such transaction is scheduled to be held on November 14, 2002. Two representatives of IHC have become directors of SoftNet and, upon consummation of the sale of FSHC, SoftNet's operations will be directed by the management of IHC. Prior to closing of such transaction, IHC will contribute additional capital to FSHC, which is expected to result in a gain, such that it will have a book value of $21,300,000 as of the closing. After closing of the sale of FSHC, the Company will make a cash tender offer at $3.00 per share for at least an additional 3,000,000 (or 12%) of SoftNet's outstanding shares, subject to certain limitations.

ITEM 3. -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2002 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2001. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

ITEM 4. -  CONTROLS AND PROCEDURES

Independence Holding Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit 99. Certification of principal executive officer and principal financial officer

b) A report on Form 8-K was filed on July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                INDEPENDENCE HOLDING COMPANY

                                                                                                         (THE REGISTRANT)

Dated: November 11, 2002                                 By: /s/ Teresa A. Herbert

                                Teresa A. Herbert

                               Vice President and

                               Chief Financial Officer

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Roy T.K. Thung, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Independence Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Roy T.K. Thung

Roy T.K. Thung

Chief Executive Officer

CERTIFICATION

I, Teresa A. Herbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Independence Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Teresa A. Herbert

Teresa A. Herbert

Chief Financial Officer