Form 10-K
period 2002-12-31
INDEPENDENCE HOLDING CO
filed 2003-03-28
CIK 701869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 COMMISSION FILE NUMBER 0-10306

INDEPENDENCE HOLDING COMPANY

(Exact name of Registrant as specified in its charter)
DELAWARE	58-1407235
(State of Incorporation)	(I. R.S. Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT	06902
(Address of Principal Executive Offices)	(Zip Code)
(203) 358-8000
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _ No X

7,794,655 shares of common stock were outstanding as of March 24, 2003.

The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of March 24, 2003 was $55,638,079.

Documents Incorporated by Reference

The Exhibit Index is located on page 81 of this filing.

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART I

ITEM 1. BUSINESS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

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

The Company owns 19.9% of the common stock of American Independence Corp. (NASDAQ: AMIC) and has tendered for approximately 12% more of AMIC's outstanding shares. By virtue of its acquisition of the stock of First Standard Holdings Corp. from the Company in November 2002, AMIC is engaged in the insurance and reinsurance business through its operating subsidiaries: Independence American Insurance Company, formerly known as First Standard Security Insurance Company ("Independence American") and its managing general underwriter ("MGU") subsidiaries: IndependenceCare Holdings LLC, Risk Assessment Strategies, Inc. and Voorhees Risk Management LLC, d.b.a. Marlton Risk Management (the "AMIC MGUs"). The AMIC MGUs write employer medical stop-loss and managed care business for Standard Life. In addition, Independence American has entered into reinsurance treaties with Standard Life and Madison Life under which they cede to Independence American at least 15% of the employer medical stop-loss and managed care business written by Standard Life and Madison Life. Such treaties terminate December 31, 2014, unless sooner terminated by Independence American. Independence American also cedes managed care business to Standard Life. Two representatives of IHC are directors of AMIC and AMIC's operations are being directed by the management of IHC.

For information pertaining to the Company's business segments, reference is made to Note 17 of the Notes to Consolidated Financial Statements included in Item 8.

PRINCIPAL PRODUCTS

Medical Stop-Loss

The Company is a leading writer nationally of excess or stop-loss insurance for (i) self-insured employer groups that desire to manage the risk of large medical claims ("Employer Medical Stop-Loss"); (ii) providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations (collectively, "MCOs") that have assumed risk and desire to reduce their claim volatility ("Provider Excess Loss"); and (iii) health maintenance organizations ("HMOs") that desire to reduce their claim volatility ("HMO Reinsurance"). Employer Medical Stop-Loss, Provider Excess Loss and HMO Reinsurance are collectively referred to as "Medical Stop-Loss."

Standard Life was one of the first carriers to market Employer Medical Stop-Loss insurance, starting in 1987, and the Insurance Group is now one of the largest writers of this product in the United States. Employer Medical Stop-Loss insurance allows self-insured employers to manage the risk of large medical claims after a deductible, while permitting them flexibility in designing employee health coverages at a cost that may be lower than that available through traditional indemnity plans. This coverage is available on either a specific or a specific and aggregate basis, although the majority of the Insurance Group's policies cover both specific and aggregate claims. Plans are designed to fit the identified needs of the self-insured employer by offering a variety of deductibles (i.e., the level of claims after which the medical stop-loss benefits become payable).

Standard Life is also a leading writer nationally of excess products for the managed health care market. Provider Excess Loss is marketed to MCOs that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their claims volatility and/or are required to purchase coverage by contract or regulation. HMO Reinsurance is excess coverage for HMOs that desire to reduce their claims volatility and/or are required to purchase coverage by regulation. Many state regulatory authorities responsible for HMO oversight require such coverage. This coverage allows HMOs to manage the risk of random high-cost medical events by limiting specific losses to a pre-determined amount.

The Company markets Employer Medical Stop-loss, Provider Excess Loss and HMO Reinsurance primarily through managing general underwriters ("MGUs") who are non-salaried contractors that receive administrative fees. MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by the Company, billing and collecting premiums, paying commissions to third party administrators ("TPAs") and/or brokers, adjudicating claims and overseeing the medical management process. The Company is responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and overseeing medical management of large claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. In order to accomplish this, the Company audits the MGUs' underwriting, claims and policy issuance practices to assure compliance with the Company's guidelines, provides the MGUs with access to its medical management experts, and reviews cases that fall outside the Company's underwriting guidelines. During 2002, the Company marketed its Medical Stop-Loss products through 17 MGUs. Of these MGUs, the Company, together with its affiliates, owned or had significant equity interests in 7. See "MGU Equity Investments".

As a result of higher retention, anticipated increased production from current MGUs, additional production from newly-appointed MGUs and continued positive underwriting results, the Company anticipates continued positive financial results from its Medical Stop-Loss business for the coming year. See "Outlook" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

Group Disability; Life, Annuities and DBL

Group Long-Term and Short-Term Disability

The Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 50% and 70% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until they are eligible for long-term disability benefits or they are no longer disabled, or until the benefit period is exhausted.

Madison Life's disability products are sold primarily in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent ("MGA") that specializes in these target markets and independent general agents and agents. These general agents assist in the billing and administration of the business, and are paid commissions based upon the amount of premiums produced.

The Company intends to increase sales by targeting non-governmental business, maximizing its traditionally strong sales to school districts, municipalities and hospital employer groups, and continuing to improve its underwriting results.

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

Group Term Life and Annuities

Madison Life sells group term life products which are marketed primarily to the same customers that purchase its group LTD and STD products. These products include group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life. In order to enhance its marketing and retention of this line of business, Madison Life also offers a paid-up life benefit for eligible employees of schools and municipalities beginning at age 65, subject to a vesting schedule. Madison Life's group term life products are distributed by the same MGA and independent general agents and agents that distribute its group disability products, with compensation based upon the amount of premiums produced. As with its group disability business, the Company intends to expand its sales of these group term life products through these distribution sources.

Standard Life distributes group term life insurance products through MGUs (including its Medical Stop-Loss MGUs), HMOs, general agents and brokers. The independent general agents and agents or brokers who market these products are paid commissions, and the MGUs and HMOs that market these products receive administrative fees. Standard Life markets in 45 states specialized defined benefit and defined contribution service award programs, together with separate group life coverage, to Volunteer Emergency Services personnel. These products are distributed through independent general agents who are paid commissions.

Standard Life anticipates expansion of these ancillary products in 2003.

Individual Life, Annuities and Other

This category includes: (i) insurance products that are in runoff as a result of the Insurance Group's decision to discontinue writing such products; (ii) blocks of business that were acquired from other insurance companies; (iii) individual life and annuities written through Madison Life's military and civilian government employee division; (iv) blanket accident insurance sold through a specialized general agent; and (v) certain miscellaneous insurance products.

The following lines of Standard Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, disability income, accidental medical, accidental death and AD&D insurance for athletes, executives and entertainers, and miscellaneous insurance business. Madison Life's runoff in this category consists of existing blocks of individual life (including pre-need (i.e., funeral expense coverage), traditional and interest-sensitive life blocks which were acquired in 1998, 1999, 2000 and 2001), individual accident and health products, annual and single premium deferred annuity contracts and individual annuity contracts.

In 2000, Madison Life began marketing an individual life product (with annuity and accumulation fund riders) to military and civilian government employees, primarily through payroll deduction, as a result of Madison Life's acquisition of a block of $78.0 million in reserves of this business in 1999. This business, which is distributed through independent general agents and brokers who receive commissions, generated $2.3 million of premiums in 2002, which represented a 137% increase over the prior year. Madison Life expects to expand the distribution of this product in 2003.

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

Generally, Madison Life's credit insurance coverage parameters are: (i) at inception of coverage, insureds must be under age 70 for life and under age 66 for disability; (ii) life coverage until the insured attains the age of 71 and disability coverage until the insured attains the age of 66; (iii) maximum life benefit of $110,000 and maximum aggregate disability benefit of $65,000; (iv) maximum monthly disability indemnity/benefit of $1,000; and (v) maximum term of coverage of 120 months. Over 74% of Madison Life's credit insurance net written premium is derived from financial institutions (banks, thrifts, credit unions and finance companies). Madison Life also markets through entities that arrange for the extension of credit (e.g., automobile, marine and furniture dealerships). Its credit insurance products are marketed and distributed by non-salaried general agents and brokers who receive commissions or service fees.

Madison Life anticipates nominal expansion in credit products in 2003.

The following table sets forth gross direct and assumed earned premiums and premiums earned of the Insurance Group by principal product for the years indicated (in thousands):

GROSS DIRECT AND ASSUMED EARNED PREMIUMS
	2002	2001	2000

Medical stop-loss	$204,575	$162,976	$159,557
Group disability; life, annuities and DBL	64,323	62,600	57,736
Individual life, annuities and other	32,595	40,775	38,013
Credit life and disability	15,829	15,370	17,603

	$317,322	$281,721	$272,909

PREMIUMS EARNED
	2002	2001	2000

Medical stop-loss	$59,380	$40,309	$24,391
Group disability; life, annuities and DBL	37,523	36,854	34,514
Individual life, annuities and other	21,885	18,824	17,110
Credit life and disability	14,102	12,255	14,274

	$132,890	$108,242	$90,289

The following table summarizes the aggregate life insurance in-force of the Insurance Group (in thousands):
	2002	2001	2000

LIFE INSURANCE IN-FORCE:
Group	$5,402,402	$6,009,252	$6,661,800
Individual term	274,273	299,687	238,207
Individual permanent	1,102,668	1,111,311	1,276,403
Credit	762,202	673,210	737,110

TOTAL LIFE INSURANCE IN-
FORCE (1), (2)	$7,541,545	$8,093,460	$8,913,520

NEW LIFE INSURANCE:
Group	$658,106	$432,832	$907,583
Individual term	961	20,837	-
Individual permanent	140,483	48,339	22,547
Credit	321,607	178,478	175,669
TOTAL NEW LIFE INSURANCE	$1,121,157	$680,486	$1,105,799

NOTES:

(1) Includes participating
insurance	$134,191	$132,639	$148,397

(2) Before ceded reinsurance of:
Group	$2,941,806	$3,165,703	$3,635,801
Individual	167,075	197,881	274,236
Credit	33,162	103,018	92,063

Total ceded reinsurance	$3,142,043	$3,466,602	$4,002,100

MGU EQUITY INVESTMENTS

MGUs are the principal distribution source for the Company's Medical Stop-Loss line of business. MGUs receive fee income, generally 8% to 12% of gross premium produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results.

In order to assure itself of a captive distribution network and to further participate in fee income as well as underwriting profit, the Company began in 1997 making equity investments in Medical Stop-Loss MGUs. The Company and its affiliates currently own or have significant equity investments in 7 of these MGUs. The Company anticipates that these MGUs will increase premium production and will continue to contribute a high percentage of the Insurance Group's premiums in this line of business in 2003. IHC and its affiliates continue to seek additional strategic MGU investments.

ACQUISITIONS

Over the past 5 years, Madison Life has acquired 15 blocks with reserves totalling $213.5 million from companies exiting a line of business, from the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA") on behalf of the receivers of liquidated companies, and from state insurance guarantee funds. These blocks were comprised of various types of policies, including individual life and annuity policies, pre-need and burial policies, disability income policies, and credit life and disability policies. Although the Company has not acquired any significant blocks since 1999, due in part to the low interest rate environment and increased competition for these blocks in recent years, IHC has seen an increase in blocks available as a result of the current state of the insurance industry. See "Outlook" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

REINSURANCE AND POLICY RETENTION LIMITS

Although the Company has more than sufficient capital to retain greater risk, it purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Maximum net retention limits for Standard Life at December 31, 2002 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) $650,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; and (v) $25,000 on its special disability business. For certain treaty years, Standard Life also maintains stop-loss and catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 2002, maximum net retention limits for Madison Life were: (i) $4,764 per month on group long-term disability insurance; (ii) $1,400 per month on group short-term disability insurance; (iii) $175,000 on group term life, accidental death benefits, and supplemental coverages issued to group term life holders; (iv) $125,000 on substandard ordinary life, group credit life, group family life and individual ordinary life; (v) $550,000 on any one medical stop-loss claim; (vi) $1,000 per month on individual substandard long-term disability insurance; (vii) $1,000 per month on credit disability insurance; and (viii) $1,000 monthly benefit on individual accident and health insurance.

The following reinsurers represent 59.6% of the total ceded premium for the year ended December 31, 2002:

General Reinsurance Corp.	23.2%
ReliaStar Life Insurance Co., Inc.	15.1%
American Re-Insurance Co.	8.7%
MHN Reinsurance Company of Arizona	7.6%
QBE Reinsurance Corp.	5.0%
59.6%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies and reinsurance pools comprised of companies that are primarily rated "A" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2002 and 2001, the Insurance Group's ceded reinsurance in-force was $3.1 billion and $3.5 billion respectively.

For further information pertaining to reinsurance, reference is made to Note 15 of Notes to Consolidated Financial Statements.

RESERVES AND INVESTMENTS

More than 94% of the Company's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2002, approximately 98.5% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Board of Directors.

As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations. Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death. Standard Life and Madison Life are also required by law to have an annual cash flow adequacy analysis, which projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company. Standard Life and Madison Life invest their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective Boards of Directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. The Company utilizes options to modify the duration and average life of the assets.

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as at December 31, 2002:

INVESTMENTS BY TYPE

	CARRYING	% OF TOTAL
	VALUE	INVESTMENTS

Fixed maturities:
Bonds:
United States Government and
authorities	$230,663	42.4%
States, municipalities and political
subdivisions	14,614	2.7%
Public utilities	9,452	1.7%
All other corporate securities	174,488	32.0%

Total fixed income securities	429,217	78.8%

Equity securities:
Common stocks:
Industrial, miscellaneous and other	6,666	1.2%
Non-redeemable preferred stocks	8,079	1.5%

Total equity securities	14,745	2.7%
Securities purchased under agreements
to resell	25,805	4.8%
Partnership interests	44,417	8.2%
Policy loans	17,678	3.2%
American Independence Corp.	11,055	2.0%
Other	618	0.1%
Short-term investments	1,101	0.2%

Total investments	$544,636	100.0%

At December 31, 2002, 98.5% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 2002, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	66.5%
AA	3.5%
A	6.2%
BBB	22.3%
BB or lower	1.5%
100.0%

The Company's total pre-tax investment results for each of the last three years were as follows:
Consolidated Statements of	2002	2001	2000
Operations	(IN THOUSANDS)
Net investment income	$35,733	$34,495	$35,038
Net realized and unrealized
(losses) gains	(7,558)	4,328	(228)
Consolidated Balance Sheets
Net unrealized gains (losses)	3,610	(2,857)	15,435

Total pre-tax investment results	$31,785	$35,966	$50,245

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

IHC is an insurance holding company; as such, IHC and the Insurance Group are subject to regulation and supervision by the insurance supervisory agencies of New York in the case of Standard Life and Wisconsin in the case of Madison Life. Each of Standard Life and Madison Life is also subject to regulation and supervision in all jurisdictions in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is designed primarily for the benefit of policyholders rather than the stockholders of an insurance company or holding company.

Certain transactions within the holding company system are also subject to regulation and supervision by such regulatory agencies. All such transactions must be fair and equitable. Notice to or prior approval by the insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under New York and Wisconsin insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person. Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person; in Wisconsin, the presumption is defined as to more than ten percent of the voting securities of another person. Under New York law, an agreement to acquire control of an insurer domiciled in one of those states must be approved by the Commissioner of Insurance of that state. Under Wisconsin law, the Commissioner of Insurance has the right to disapprove an agreement to acquire control of a Wisconsin-domiciled insurer. In addition, periodic disclosure is required concerning the operations, management and financial condition of the insurer within the holding company system. An insurer is also required to file detailed annual statements with each supervisory agency, and its affairs and financial conditions are subject to periodic examination. See Note 18 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

Risk-based capital requirements are imposed on life and property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital. Companies that do not meet certain minimum standards require specified corrective action. The risk-based capital ratios for each of Standard Life and Madison Life exceed such minimum ratios.

EMPLOYEES

The Company has 172 employees.

ITEM 2. PROPERTIES

IHC

IHC has entered into a renewable short-term arrangement with Geneve Corporation for the use of 6,750 square feet of office space as its corporate headquarters in Stamford, Connecticut.

Standard Life

Standard Life leases 13,000 square feet of office space in New York, New York as its corporate headquarters, 3,000 square feet of office space in Farmington, New York for its DBL claims processing center and 800 square feet of office space in Heathrow, Florida for a marketing office.

Madison Life

Madison Life leases 16,800 square feet of office space in Middleton, Wisconsin as its corporate headquarters, 3,900 square feet in Birmingham, Alabama for its military and government individual life and annuity division, 1,300 square feet in Austin, Texas for executive office space, 1,200 square feet in San Francisco, California for a majority owned stop-loss MGU and 2,400 square feet in Wilkesboro, North Carolina for its credit agency.

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
COMMON STOCK	WARRANTS

	HIGH	LOW	HIGH	LOW
QUARTER ENDED:
December 31, 2002	$22.45	$18.85	$-	$-
September 30, 2002	23.40	18.50	-	-
June 30, 2002	25.90	17.72	-	-
March 31, 2002	19.10	16.51	-	-

QUARTER ENDED:
December 31, 2001	$18.00	$15.00	$-	$-
September 30, 2001	16.50	14.60	-	-
June 30, 2001	15.00	13.00	.250	.001
March 31, 2001	14.50	12.88	.625	.250

In the second quarter of 2001, the Company received $1.7 million upon exercise of 68,100 Warrants for 114,337 shares of common stock. All unexercised Warrants have now expired in accordance with their terms. The foregoing prices for the Warrants do not necessarily represent actual transactions, but rather the quoted prices between dealers, excluding retail markup, markdown or commission.

At March 18, 2003, the number of record holders of IHC's common stock was 1,168.

IHC declared a cash dividend of $.05 per share on its common stock on each of November 13, 2002 and December 4, 2001.

The following table gives information about the Company's common stock that may be issued upon exercise of options under the Company's existing equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
Number of Securities
	Number of		Remaining Available
	Securities to	Weighted	For Future Issuance
	be Issued upon	Average Exercise	Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options ($)	Reflected in Column (a)
Equity compensation plans
approved by security
holders	741,550	10.78	40,250
Equity compensation plans
not approved by
security holders	-	-	-

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

		Year Ended December 31,

	2002	2001	2000	1999	1998
		(in thousands, except per share data)
Income Data:
Total revenues	$174,353	$151,590	$127,037	$123,024	$110,614
Net income applicable to common
shares	15,813	14,383	11,352	10,404	11,057
Balance Sheet Data:
Total investments	544,636	537,090	490,507	441,252	326,156
Total assets	744,128	725,796	714,628	678,351	500,312
Insurance liabilities	528,839	513,224	526,192	509,258	328,491
Long-term debt	8,438	12,188	15,000	15,000	-
Common stockholders' equity	153,718	137,548	126,533	103,551	109,527
Per Share Data:
Cash dividends declared per
common share	.05	.05	.05	.05	.05
Basic income per common share	2.03	1.83	1.44	1.30	1.36
Diluted income per common share	1.98	1.80	1.42	1.29	1.33
Book value per common share	19.84	17.66	16.06	13.11	13.52

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." Corporate consists of investment income from parent company liquidity, interest expense on debt and general expenses associated with parent company activities (see Item 1 for a discussion of the Company's business).

Prior to the November 2002 sale described below, the Insurance Group included equity interests in two managing general underwriters: IndependenceCare Holdings LLC ("IndependenceCare") and Risk Assessment Strategies, Inc. ("RAS") and a Delaware property and casualty insurer, First Standard Security Insurance Company ("First Standard"). On June 30, 2002, the Company acquired the remaining shares of common stock and preferred stock held by minority shareholders to increase its ownership of RAS to 100%. On November 14, 2002, the Company sold the stock of First Standard Holdings Corp. ("FSHC"), which owned 100% of the stock of IndependenceCare, RAS and First Standard, to American Independence Corp. (NASDAQ: "AMIC") for $31.9 million in cash. At such time, IHC owned 19.9% of the stock of AMIC. The sale of FSHC resulted in a $4.6 million gain, net of tax ($8.1 million pre-tax) to the Company. In February 2003, the Company made a cash tender offer at $9.00 per share for an additional 1,000,000 (or approximately 12%) of AMIC's outstanding shares. Such tender offer is expected to close on April 22, 2003. Two representatives of IHC are directors of AMIC and AMIC's operations are being directed by the management of IHC.

Information pertaining to the Company's business segments is provided in Note 17 of Notes to Consolidated Financial Statements included in Item 8.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States ("GAAP") and to general practices within the insurance industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies can be found in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's consolidated financial statements and management's discussion and analysis.

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period.

The Company computes future insurance policy benefits primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for future insurance policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for future insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating income. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for future insurance policy benefits provides a reasonably accurate level of reserves at December 31, 2002, however, if the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings, and these charges could be material.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Net realized gains and losses on investments are computed using the specific identification method and are reported in the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying consolidated statements of operations as net realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

2002 COMPARED TO 2001

The Company's pre-tax income increased $3.0 million to $25.5 million for the year ended December 31, 2002 from $22.5 million for the same period in 2001. Net income was $15.8 million, or $1.98 per share, diluted, for the year ended December 31, 2002 compared to $14.4 million, or $1.80 per share, diluted, for the year ended December 31, 2001. The Company had net realized and unrealized losses of $7.6 million in 2002 compared to net gains of $4.3 million in 2001. The net loss in 2002 is primarily attributable to other than temporary impairments on certain investment securities (see Liquidity). Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from year to year. Excluding net realized and unrealized gains and losses, the Company had pre-tax income of $33.1 million in 2002 as compared to $18.2 million in 2001, an increase of $14.9 million, which approximately consists of: a pre-tax gain of $8.1 million on the sale of a subsidiary, an increase in profitability from the stop-loss line of business, an increase in income from the group business and a pre-tax gain of $1.3 million on the sale of real estate. Income tax expense increased $1.5 million to $9.6 million in 2002 from $8.1 million in 2001 reflecting the increase in income and a higher effective income tax rate in 2002.

Insurance Group

The Insurance Group's pre-tax income decreased $6.2 million to $20.0 million in 2002 from $26.2 million in 2001. These results include net realized and unrealized losses of $7.5 million in 2002 compared to net gains of $4.3 million in 2001. Pre-tax income excluding net realized and unrealized gains was $27.5 million in 2002 compared to $21.9 million in 2001, an increase of $5.6 million or 25%.

Premium revenues increased $24.6 million to $132.8 million in 2002 from $108.2 million in 2001; premium revenues increased $2.8 million at Madison Life and $21.8 million at Standard Life. The increase at Madison Life is comprised of: a $1.8 million increase in the credit line of business primarily due to the termination of a reinsurance treaty and the resulting increased retention; a $.8 million increase in stop-loss premiums due to the introduction of this business at Madison Life; a $.6 million increase in the long-term disability ("LTD") line primarily due to rate increases in 2002 and a $.1 million increase in the group life line; such increases were offset by a $.5 million decrease in ordinary life and health premiums due to the run-off of acquisitions. The increase at Standard Life is comprised of: a $16.2 million increase in the medical stop-loss line due to an increase in retention and an increase in premiums written; a $3.3 million increase in its provider excess line due to increased production in 2002; a $.3 million increase in the short-term statutory disability ("DBL") line due to greater production, and a $4.0 million increase in the annuity line of business due to an assumed block of business, partially offset by a $.8 million decrease in point-of-service due to the termination of a large group; a $1.0 million decrease in behavioral health due to reduced retention and a $.2 million decrease in all other lines.

Total net investment income increased $1.7 million primarily due to an increase in assets slightly offset by a decrease in returns on certain market neutral partnerships. The annualized return on investments of the Insurance Group was 7.1% for 2002 and 6.8% in 2001.

Equity loss on AMIC amounted to $1.9 million in 2002, with no comparable amount for 2001. The Company purchased a 19.9% equity interest in AMIC on July 30, 2002 and accordingly recorded 19.9% of AMIC's losses from July 30, 2002 to December 31, 2002 under the equity method of accounting. This loss primarily relates to the wind-down of AMIC's previous Internet operations.

Other income increased $1.2 million due to an increase of $1.0 million in fee income earned at IndependenceCare due to an increase in premiums written in 2002 and $.2 million in additional income earned by RAS. Both of these subsidiaries were sold on November 14, 2002 to AMIC.

Insurance benefits, claims and reserves increased $13.1 million, reflecting an increase of $.2 million at Madison Life and $12.9 million at Standard Life. Madison Life's increase resulted from: a $1.6 million increase in credit life and accident and health reserves due to the increase in premiums; a $.5 million increase in stop-loss reserves due to the introduction of this line of business; and a $.1 million increase in LTD claims and reserves; such increases were offset by: a $1.5 million decrease in group term life reserves due to improved claims experience; a $.3 million decrease in interest expense due to lower rates, and a $.2 million decrease in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $9.9 million increase in medical stop-loss reserves due to the increase in premiums, a $.9 million increase in the HMO reinsurance line due to the increase in losses; a $4.1 million increase in individual annuity reserves resulting from new business; and a $1.6 increase in the provider excess line due to the increase in volume; partially offset by a $1.6 million decrease in personal accident policies due to the commutation of this business in the prior year; a $.6 million decrease in point of service claims due to the decrease in premiums; a $.3 million decrease in DBL claims and reserves due to slightly lower loss ratios; and a $1.1 million decrease in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $6.9 million. Madison Life's expenses remained constant. Standard Life's expenses increased $6.7 million due to an increase in commission expense of $3.1 million from the increase in volume; an increase of $.8 million in taxes, licenses and fees due to the increase in premiums and an increase in general expenses of $2.8 million due to higher administrative fees associated with the increase in premium volume. IndependenceCare's expenses increased $.2 million due to the increase in premium volume.

Corporate

Pre-tax income for the year ended December 31, 2002 increased by $9.2 million, representing income of $5.5 million in 2002 compared to a loss of $3.7 million in 2001. This increase in income is primarily attributable to the gain of $8.1 million on the sale of FSHC, a $1.3 million gain on the sale of real estate, a $.2 million increase in other income and a $.4 million decrease in interest expense due to lower interest rates and debt repayments in 2002, partially offset by a decrease of $.4 million in investment income due to lower returns on certain equity investments and an increase of $.4 million in general and administrative expenses due to salary related expenses.

The Company sold its investment in FSHC for $31.9 million. This investment had a carrying value of $21.8 million at the time of sale (including selling expenses), resulting in a pre-tax gain of $10.1 million. Due to the Company's 19.9% equity investment in AMIC, the Company did not recognize 19.9% of this gain. Accordingly, pre-tax income in 2002 includes a gain of $8.1 million on the sale of FSHC.

2001 COMPARED TO 2000

The Company's pre-tax income increased $5.7 million to $22.5 million for the year ended December 31, 2001 from $16.8 million for the same period in 2000. Net income was $14.4 million, or $1.80 per share, diluted, for the year ended December 31, 2001 compared to $11.4 million, or $1.42 per share, diluted, for the year ended December 31, 2000. The Company had net realized and unrealized gains of $4.3 million in 2001 compared to losses of $.2 million in 2000. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from year to year. Excluding net realized and unrealized gains and losses, the Company had pre-tax income of $18.2 million in 2001 as compared to $17.0 million in 2000, an increase of $1.2 million, which approximately consists of: an increase in profitability from the stop-loss line of business, an increase in income from the blocks of business acquired in 1999 by Madison Life ("1999 acquisitions"), slightly offset by a decrease in other lines of business. Income tax expense increased $2.6 million to $8.1 million in 2001 from $5.5 million in 2000 reflecting the increase in income and a higher effective income tax rate in 2001, principally due to an increase in state taxes in 2001.

Insurance Group

The Insurance Group's pre-tax income increased $6.7 million to $26.2 million in 2001 from $19.5 million in 2000. These results include net realized and unrealized gains of $4.3 million in 2001 compared to losses of $.2 million in 2000. Pre-tax income excluding net realized and unrealized gains was $21.9 million in 2001 compared to $19.7 million in 2000, an increase of 11%.

Premium revenues increased $17.9 million to $108.2 million in 2001 from $90.3 million in 2000; premium revenues decreased $.4 million at Madison Life and increased $18.3 million at Standard Life. The decrease at Madison Life is comprised of: a $2.0 million decrease in the credit line of business, primarily due to the runoff of acquisitions of two single premium blocks of business effective in 1997; and a $.2 million decrease in other life and health lines of business; such decreases were offset by: a $1.7 million increase in the long-term disability ("LTD") line and a $.1 million increase in the group life line, both as a result of an increase in rates and premiums written in 2001. The increase at Standard Life is comprised of: a $2.0 million increase in its provider excess line due to reinsurance assumed in 2001; a $10.6 million increase in the medical stop-loss line due to an increase in retention and reinsurance assumed; a $.9 million increase in the short-term statutory disability ("DBL") line due to greater production; a $3.0 million increase in the HMO reinsurance line from a coinsurance agreement on a new block of business; a $1.2 million increase in a new blanket accident line; and a $.6 million increase in all other lines.

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

Other income increased $2.4 million due to a $2.2 million increase at Standard Life comprised of a decrease in a modified coinsurance reserves adjustment resulting from the surrender in 2000 by a large group of assumed ordinary life policies that are in runoff (such increase in other income is offset by an increase in insurance benefits and claims); and an increase of $1.1 million in fee income earned at IndependenceCare offset by $.9 million less fee income earned by RAS.

Insurance benefits, claims and reserves increased $15.3 million, reflecting an increase of $1.9 million at Madison Life and $13.4 million at Standard Life. Madison Life's increase resulted from: a $2.9 million increase in ordinary life and individual accident and health reserves, claims and surrenders; a $.3 increase in group term life benefits; and a $.7 million increase in LTD claims and reserves due to the increase in premium volume; such increases were offset by: a $1.9 million decrease in the credit line of business due to the runoff of acquisitions and a $.1 million decrease in claims and reserves in other life and health lines of business. The change at Standard Life is comprised of: a $4.9 million increase in medical stop-loss reserves due to the increase in premiums, slightly offset by lower loss ratios; a $1.4 million increase in the HMO reinsurance line due to the increase in volume; a $2.0 million increase in the closed block of ordinary life business due to the surrender by a large group of policyholders in 2000; a $1.7 million increase in DBL claims and reserves due to the increase in volume and slightly higher loss ratios; a $.8 million increase in blanket accident reserves resulting from this being a new line of business; a $.7 million increase in the provider excess line due to the increase in volume; a $.6 million increase in the personal accident line due to higher loss ratios; a $.7 million increase in point of service claims due to the increase in premiums, and a $.6 million increase in all other lines. The group life line at Standard Life would have reported a net decrease of $.4 million due to lower loss ratios except for a $.4 million loss in the Volunteer Fire Fighters Division as a consequence of the September 11th tragedy.

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

Corporate

Pre-tax income for the year ended December 31, 2001 decreased by $1.0 million, resulting from a loss of $3.7 million in 2001 compared to a loss of $2.7 million in 2000. This decrease in income is due to a decrease of $1.0 million in investment income due to lower returns on certain equity investments and an increase of $.5 million in general and administrative expenses due to salary related expenses, partially offset by a $.1 million increase in other income and a $.4 million decrease in interest expense due to lower interest rates and debt repayments in 2001.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 88.1% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at December 31, 2002. Also at such date, approximately 98.5% of the Company's fixed maturities were investment grade. These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2002 approximately 1.5% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company had a negligible amount of mortgage loans. The Company does not have any non-performing fixed maturities.

Investment Impairments

The Company reviews its investments quarterly and monitors its investments continually for impairments. For the years ended December 31, 2002 and 2001, the Company recorded a realized loss for other than temporary impairments of $7.2 million and $1.2 million, respectively. In 2002, $6.4 million of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from expected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company has invested in IO Securities to help actively manage its interest rate exposure. Typically these securities account for less than 2% of IHC's total portfolio assets and are rated AAA or better. In a rising interest rate environment, IO Securities will increase in value which acts to mitigate the loss on the balance of the bond portfolio. In a decreasing interest rate environment, IO Securities will lose value, but there will be gains in the rest of the bond portfolio. Although these securities performed as expected, the Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Security is considered other than temporarily impaired. The Company recorded a realized loss in 2002 under EITF 99-20, since there had been a decrease in expected cash flows combined with a decline in the IO Securities' fair value below cost.

The Company's gross unrealized losses on fixed maturities totaled $7.5 million at December 31, 2002. Substantially all of these securities were investment grade. The remaining unrealized losses, primarily within the corporate securities portfolio, have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2002.

The Company holds all securities as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income. Therefore, any realized loss generated by impairment losses will have no economic impact on the Company's total stockholders' equity. Moreover, since every security is marked to market through stockholders' equity, the Company is never in a position where a decline in the market value of a security would have an unexpected economic impact on the net worth of the Company.

Risk Management

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets; see Note 1(F)(iv) of Notes to Consolidated Financial Statements.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2002:
	Estimated	Estimated Change
Change in Interest Rates	Fair Value	In Fair Value
	(in millions)
300 basis point rise	$368.0	$(61.2)
200 basis point rise	398.9	(30.3)
100 basis point rise	420.4	(8.8)
Base scenario	429.2	-
100 basis point decline	439.4	10.2
200 basis point decline	457.3	28.1
300 basis point decline	479.7	50.5

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

Balance Sheet

Total investments increased $7.5 million to $544.6 million at December 31, 2002 largely due to an increase in fixed maturities. An increase in securities purchased under agreements to resell was offset by a decrease in equity securities. The $13.8 million increase in future insurance policy benefits reflects growth in the business. The $16.2 million increase in total stockholders' equity is due to net income generated in the year ended December 31, 2002, and an increase in unrealized gains on the fixed maturity investments partially offset by the net purchase of the Company's common stock.

The Company had net receivables from reinsurers of $119.6 million at December 31, 2002. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2002.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, fixed maturities, equity securities and partnership interests) amounted to $12.7 million at December 31, 2002. During 2002, IHC repurchased 92,055 shares of common stock for $1.8 million under a repurchase program initiated in 1991, and announced that it would purchase up to 250,000 additional shares of its common stock under its repurchase program. On September 4, 2001 IHC completed a "Modified Dutch Auction" tender offer by repurchasing 202,680 shares of its common stock at a purchase price of $16.75 per share. During 2001, including those shares from the Modified Dutch Auction, IHC repurchased 219,433 shares of common stock for $3.6 million under its repurchase program. In the second quarter of 2001, IHC received $1.7 million upon exercise of 68,100 Warrants for 114,337 shares of common stock. All unexercised Warrants have now expired in accordance with their terms.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In March 2003, the Company borrowed $10.0 million in a pooled trust preferred issuance. (See Note 21 of the Notes to Consolidated Financial Statements in Item 8.)

The Company has expected contractual obligations relating to debt repayments and non-cancelable leases of the following at December 31, 2002: 2003 - $4,841,000; 2004 - $4,730,000; 2005 - $1,720,000; 2006 - $741,000; 2007 - $710,000; and $2,978,000 thereafter.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in unrealized gains of $1.6 million, net of deferred taxes of $1.0 million and net of deferred policy acquisition costs of $1.0 million in total stockholders' equity, reflecting net unrealized gains of $1.7 million at December 31, 2002 versus $.1 million at December 31, 2001. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

The Company anticipates continued favorable operating performance in 2003 as a result of (i) expansion of the distribution of its Medical Stop-Loss business through greater production by current MGUs, appointment of additional MGUs, and acquisition of new MGUs, (ii) increased retention of its Employer Medical Stop-Loss business, (iii) its expected increased equity interest in AMIC, as a result of its tender offer for AMIC shares, and AMIC's anticipated increase in income, and (iv) increased premium and improved loss ratios from Madison Life's group LTD, group term life and government employees lines and acquisition of blocks of business.

As of March 2003, Standard Life and Madison Life expect to have in-force approximately $250 million of Medical Stop-Loss business through 17 MGUs. The Company and its affiliates own or have significant equity investments in 7 MGUs that, as of March 2003, expect to have an in-force block of over $165 million of Medical Stop-Loss. The Company expects to significantly increase its production of Employer Medical Stop-Loss in 2003 as a result of a full year of production from the 4 MGUs appointed in 2002, increased production for the Insurance Group from the MGUs that it owns or in which it has equity investments, MGU appointments, and acquisitions of new MGUs.

The Company has increased its average retention from 27% in 2002 to 33% in 2003. The Company made the decision to increase its retention largely because of its greater control over the MGUs that are producing and administering the business. In addition to controlling the MGUs which are owned by the Company and its affiliates or in which they have significant equity interests, the Company exerts great influence over its other MGUs through its high retention of risk and by working with only a selected group of reinsurers that share IHC's commitment to underwriting excellence. For all of its MGUs, Standard Life and Madison Life regularly audit the MGUs' compliance with the Company's underwriting, claims and policy issuance guidelines.

The Company owns 19.9% of the common stock of AMIC, and has tendered for approximately 12% more of AMIC's outstanding shares. AMIC is an insurance holding company that is currently engaged in the Medical Stop-Loss business through Independence American and the AMIC MGUs. IHC anticipates that AMIC will earn meaningful income in 2003.

Madison Life anticipates some growth in its group LTD and term life as a result of increased production and improved loss ratios. Premiums from Madison Life's military/government personnel line increased 137% in 2002, as a result of significant expansion of the distribution network for this product, which was introduced in 2000. The Company expects greater production from this line of the business as a result of expansion of distribution sources. The Company believes that there will be an increase in blocks of business available for acquisition in 2003 as a result of underwriting, investment and capital losses suffered by the insurance industry in recent years. The Company will continue to review actively acquisitions, and believes that it is well positioned to consummate additional acquisitions should the opportunity arise.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plan facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 effective as of January 1, 2003 to have a material effect on its Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value based method of accounting for stock-based compensation. At December 31, 2002, the Company continued to apply the intrinsic value method. SFAS 148 also requires more prominent disclosures in both annual and interim financial statements about the method used and the effect of the method used on reported results. The required disclosures applicable to the Company are included in Note 1(R) to the Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" "("FIN 45"). This interpretation requires that certain disclosures be made by a guarantor in its financial statements about its obligations under guarantees, effective for financial statements for periods ending after December 15, 2002. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The disclosure requirement did not have, and the recognition requirement is not expected to have, a material impact on the Company's Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN 46 in the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company's Consolidated Financial Statements.

Safe Harbor Statement

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those anticipated. Set forth below are important factors that could cause the Company's results, performance or achievements to differ materially from those in any forward-looking statements made by or on behalf of the Company.

The Company's Results May Fluctuate as a Result of Factors Generally Affecting the Insurance and Reinsurance Industry

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause the Company's results to fluctuate. The industry's and the Company's financial condition and results of operations may be affected significantly by:

    Fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of loss amounts;

    Rising levels of actual costs that are not known by companies at the time they price their products;

    Losses related to terrorist activities, random acts of violence or declared or undeclared war;

    Changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers' liability; and

    The overall level of economic activity and the competitive environment in the industry.

If the Rating Agencies Downgrade the Company's Insurance Companies, the Company's Results of Operations and Competitive Position in the Industry May Suffer

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Standard Life is rated "A" (Excellent) and Madison Life is rated "A-" (Excellent) by A.M. Best Company, Inc., ("Best"). Best's ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors. The ratings of Standard Life and Madison Life are subject to periodic review by Best. If Best reduces either or both Madison Life's or Standard Life's ratings from its current levels, the Company's business could be adversely affected.

The Company's Loss Reserves are Based on an Estimate of Its Future Liability, and if Actual Claims Prove to be Greater Than The Company's Reserves, Its Results of Operations and Financial Condition May Be Adversely Affected

The Company maintains loss reserves to cover the its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period. Because setting reserves is inherently uncertain, the Company cannot be sure that current reserves will prove adequate in light of subsequent events. If the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a change to its earnings, and these charges could be material. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the Company expects the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on the Company's assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting lag between the occurrence of the insured event and the time it is reported to the Company. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed.

Certain Proposed Federal and State Legislation May, if Adopted, Adversely Affect the Company's Employer Medical Stop-Loss Business

Individuals who obtain health coverage through self-insured plans cannot currently sue their employer in state court for punitive or compensatory damages, but can seek legal recourse in federal court where an employer can be ordered to cover a wrongfully-denied benefit. In the continuing debate over health care reform, certain federal and state legislation has been proposed which could have the effect of making plan sponsors, administrators, or certain other parties liable for punitive damages in state court. While the Company cannot predict whether any of these proposals will be adopted or what, if any, impact enactment of any of these would have on its employer medical stop-loss business, the number of employers offering health benefits or choosing self-insured plans could be reduced, plans could increase the portion paid by employees (thereby reducing participation), pricing and coverage options could be affected, and the Insurance Group could be faced with greater liability exposures.

The Company's Inability to Assess Underwriting Risk Accurately Could Reduce Its Net Income

The Company's success is dependent on its ability to assess accurately the risks associated with the businesses on which the risk is retained. If the Company fails to assess accurately the risks it retains, the Company may fail to establish the appropriate premium rates and the Company reserves may be inadequate to cover its losses, requiring augmentation of the Company's reserves, which in turn could reduce the Company's net income.

Decreases in the Fair Market Value of Fixed Income Securities May Greatly Reduce the Value of the Company's Investment Portfolio, and as a Result, the Company's Financial Condition May Suffer

At December 31, 2002, $429.2 million of the Company's $544.6 million investment portfolio was invested in fixed income securities. The fair market value of these fixed income securities and the investment income from these fixed income securities fluctuate depending on general economic and market conditions. With respect to the Company's investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by the Company from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Historically, the impact of market fluctuations has affected the Company's financial statements. Because all of the Company's fixed income securities are classified as available for sale, changes in the fair market value of the Company's securities are reflected in the Company's accumulated other comprehensive income. No adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect the Company's stockholders' equity, total comprehensive income and/or cash flows.

If the Company Fails to Comply With Extensive State and Federal Regulations, the Company Will Be Subject to Penalties, Which May Include Fines and Suspension and Which May Adversely Affect the Company's Results of Operations and Financial Condition

The Company is subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This regulation, generally administered by a department of insurance in each state in which the Company does business, relates to, among other things

  Approval of policy forms and premium rates;

  Standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

  Licensing of insurers and their agents;

  Restrictions on the nature, quality and concentration of investments;

  Restrictions on transactions between insurance companies and their affiliates;

  Restrictions on the size of risks insurable under a single policy;

  Requiring deposits for the benefit of policyholders;

  Requiring certain methods of accounting;

  Periodic examinations of the Insurance Group's operations and finances;

  Prescribing the form and content of records of financial condition required to be filed;

and

  Requiring reserves for unearned premium, losses and other purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion of interest rate risk under "Risk Management" in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules on page 39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (section 229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

Independence Holding Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 39.

(3) EXHIBITS

See Index to Exhibits on page 81.

(b) Reports on Form 8-K.

A report on Form 8-K was filed on November 19, 2002 to announce the sale of First Standard Holdings Corp.

A report on Form 8-K was filed on March 4, 2003 to announce 2002 fourth quarter and record net income from operations for the 2002 year.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

                                                                By: /s/ Roy T.K. Thung

                                                                                                                    Roy T.K. Thung

                                                                                                                    President, and

                                                                                                                   Chief Executive Officer

                                                                                                                  (Principal Executive Officer)

                                                                                                                   /s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and

Chief Financial Officer

                                                                                                                        (Principal Financial and

                                                                                                                         Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 27th day of March, 2003.

/s/ Larry R. Graber

Larry R. Graber

Director

/s/ Harold E. Johnson

Harold E. Johnson

Director

/s/ Allan C. Kirkman

Allan C. Kirkman

Director

/s/ Steven B. Lapin

Steven B. Lapin

Director and Vice Chairman

/s/ Edward Netter

Edward Netter

Director and Chairman

/s/ Robert P. Ross, Jr.

Robert P. Ross, Jr.

Director

/s/ Edward J. Scheider

Edward J. Scheider

Director

s/ James G. Tatum

James G. Tatum

Director

/s/ Roy T.K. Thung

Roy T.K. Thung

Director, President, and

Chief Executive Officer

(Principal Executive Officer)

/s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Roy T.K. Thung, certify that:

1. I have reviewed this annual report on Form 10-K of Independence Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	March 27, 2003

CERTIFICATION

I, Teresa A. Herbert, certify that:

1. I have reviewed this annual report on Form 10-K of Independence Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	March 27, 2003

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
PAGES

INDEPENDENT AUDITORS' REPORT	40

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2002 and 2001	41

Consolidated Statements of Operations for the years ended
December 31, 2002, 2001 and 2000	42

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 2002, 2001 and 2000	43

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000	44 - 45

Notes to Consolidated Financial Statements	46 - 74

SCHEDULES:*

Summary of investments - other than investments in affiliates at
December 31, 2002 (Schedule I)	75

Condensed financial information of parent company (Schedule III)	76 - 79

Supplementary insurance information (Schedule V)	80

EXHIBIT INDEX	81 - 82

*All other schedules have been omitted as they are not applicable or not required, or the information is given in the consolidated financial statements or Notes thereto.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                                                                    /s/ KPMG LLP

                                                                                                                     New York, New York

                                                                                                                    March 4, 2003, except for Note 21,

                                                                                                                    which is as of March 27, 2003

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,
	2002	2001
	(IN THOUSANDS)
ASSETS:
Investments:
Short-term investments	$1,101	$3,705
Securities purchased under agreements
to resell	25,805	7,156
Fixed maturities	429,217	423,745
Equity securities	14,745	26,042
Other investments	73,768	76,442

Total investments	544,636	537,090

Cash and cash equivalents	13,292	10,395
Due from brokers	6,878	2,650
Deferred acquisition costs	26,427	25,751
Due and unpaid premiums	7,303	7,500
Due from reinsurers	125,874	122,354
Notes and other receivables	7,989	5,255
Other assets	11,729	14,801

TOTAL ASSETS	$744,128	$725,796

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$308,611	$294,812
Funds on deposit	191,386	189,791
Unearned premiums	16,502	16,067
Policy claims	7,654	7,771
Other policyholders' funds	4,686	4,783
Due to brokers	32,488	41,461
Due to reinsurers	6,232	4,498
Accounts payable, accruals and other liabilities	13,177	15,001
Income taxes	1,236	1,876
Debt	8,438	12,188

TOTAL LIABILITIES	590,410	588,248

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,746,262 and 7,789,667
shares issued and outstanding, respectively,
net of 2,038,394 and 1,994,487 shares in
treasury, respectively	7,746	7,790
Paid-in capital	77,539	78,352
Accumulated other comprehensive income:
Unrealized gains on investments, net	1,695	94
Retained earnings	66,738	51,312

TOTAL STOCKHOLDERS' EQUITY	153,718	137,548
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$744,128	$725,796

See accompanying Notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,
	2002	2001	2000
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
Premiums earned	$132,890	$108,242	$90,289
Net investment income	35,733	34,495	35,038
Net realized and unrealized
(losses) gains	(7,558)	4,328	(228)
Gain on sale of a subsidiary	8,106	-	-
Equity loss on American
Independence Corp.	(1,931)	-	-
Other income	7,113	4,525	1,938

	174,353	151,590	127,037

EXPENSES:
Insurance benefits, claims and
reserves	98,834	85,735	70,467
Amortization of deferred
acquisition costs	6,083	6,445	6,447
Interest expense on debt	435	877	1,258
Selling, general and
administrative expenses	43,538	36,034	32,031

	148,890	129,091	110,203

Income before income taxes	25,463	22,499	16,834
Income tax expense	9,650	8,116	5,482

NET INCOME	$15,813	$14,383	$11,352

Basic income per common share	$2.03	$1.83	$1.44

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	7,779	7,866	7,896

Diluted income per common share	$1.98	$1.80	$1.42

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	8,004	8,014	7,984

See accompanying Notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)
				ACCUMULATED
				OTHER		TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY

BALANCE AT DECEMBER 31, 1999	7,898	$7,898	$80,308	$(11,028)	$26,373	$103,551
COMPREHENSIVE INCOME:
Net income					11,352	11,352
Net change in unrealized gains				12,265		12,265
TOTAL COMPREHENSIVE INCOME						23,617
Purchase of common stock and warrants	(20)	(20)	(211)			(231)
Exercise of common stock options	2	2	2			4
Fractional shares from 10% stock dividend	(1)	(1)			(12)	(13)
Common stock dividend ($.05 per share)					(395)	(395)

BALANCE AT DECEMBER 31, 2000	7,879	7,879	80,099	1,237	37,318	126,533
COMPREHENSIVE INCOME:
Net income					14,383	14,383
Net change in unrealized gains				(1,143)		(1,143)
TOTAL COMPREHENSIVE INCOME						13,240
Purchase of common stock and warrants	(219)	(219)	(3,433)			(3,652)
Exercise of common stock options	16	16	98			114
Exercise of warrants	114	114	1,588			1,702
Common stock dividend ($.05 per share)					(389)	(389)

BALANCE AT DECEMBER 31, 2001	7,790	7,790	78,352	94	51,312	137,548
COMPREHENSIVE INCOME:
Net income					15,813	15,813
Net change in unrealized gains				1,601		1,601
TOTAL COMPREHENSIVE INCOME						17,414
Purchase of common stock	(93)	(93)	(1,714)			(1,807)
Exercise of common stock options	2	2	16			18
Stock issued for purchase of MGU	47	47	885			932
Common stock dividend ($.05 per share)					(387)	(387)

BALANCE AT DECEMBER 31, 2002	7,746	$7,746	$77,539	$1,695	$66,738	$153,718

See accompanying Notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,

________________________________________________________________________________________

	2002	2001	2000
		(IN THOUSANDS)
Cash Flows from Operating Activities:
Net income	$15,813	$14,383	$11,352
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred acquisition costs	6,083	6,445	6,447
Realized losses (gains) on investment securities	7,558	(4,328)	432
Gain on sale of a subsidiary	(8,106)	-
Unrealized gains on trading securities	-	-	(204)
Equity loss (income)	3,063	(589)	(360)
Depreciation and amortization	877	1,389	957
Deferred tax benefits	(2,195)	(1,330)	(600)
Other	(168)	(721)	(650)
Change in assets and liabilities:
Net sales of trading securities	9	707	466
Change in insurance liabilities	33,838	(11,307)	8,250
Additions to deferred acquisition costs	(7,793)	(4,484)	(2,971)
Change in net amounts due from and to reinsurers	(6,420)	26,163	(25,267)
Change in income tax liability	1,044	798	(1,551)
Change in due and unpaid premiums	198	477	6,668
Other	(14,488)	(6,913)	(528)

Net cash provided by operating activities	29,313	20,690	2,381

Cash Flows from Investing Activities:
Change in net amount due from and to brokers	(13,201)	16,401	13,233
Net sales of short-term investments	2,284	1,941	4,400
Net (purchase) sale of securities under resale
and repurchase agreements	(18,649)	15,097	(7,301)
Sales of equity securities	28,166	22,363	80,396
Purchases of equity securities	(19,978)	(30,145)	(83,404)
Sales and maturities of fixed maturities	1,535,307	1,425,849	649,699
Purchases of fixed maturities	(1,549,938)	(1,469,100)	(673,739)
Proceeds of sales of other investments	37,536	6,027	8,609
Additional investments in other investments, net
of distributions	(37,926)	(16,576)	(12,107)
Cash received on coinsurance/assumption
reinsurance transactions	-	-	12,715
Acquisition of MGUs	(3,357)	(1,756)	-
Sale of a subsidiary	26,646	-	-
Change in notes receivable	(3,811)	10,980	28,261
Other	(414)	(2,695)	(7,182)

Net cash (used) provided by investing activities	(17,335)	(21,614)	13,580

________________________________________________________________________________________

(Continued)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEAR ENDED DECEMBER 31,

_____________________________________________________________________________________

	2002	2001	2000
		(IN THOUSANDS)

Cash Flows from Financing Activities:
Repurchase of common stock and warrants	(1,807)	(3,652)	(231)
Exercise of common stock options	18	114	4
Exercise of warrants	-	1,702	-
Payments of investment-type insurance contracts	(3,153)	(1,662)	(4,029)
Repayment of long-term debt	(3,750)	(2,812)	-
Dividends paid	(389)	(395)	(370)

Net cash used by financing activities	(9,081)	(6,705)	(4,626)

Increase (decrease) in cash and cash equivalents	2,897	(7,629)	11,335
Cash and cash equivalents, beginning of year	10,395	18,024	6,689
Cash and cash equivalents, end of year	$13,292	$10,395	$18,024

________________________________________________________________________________________

See accompanying Notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

Note 1. Significant Accounting Policies and Practices

(A) Business and Organization

Independence Holding Company ("IHC") is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 58% of IHC's outstanding common stock at December 31, 2002.

(B) Principles of Consolidation and Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of IHC and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) Reclassification

Certain amounts in prior years' consolidated financial statements and Notes thereto have been reclassified to conform to the 2002 presentation.

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

(F) Investment Securities

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

(b) Securities which may or may not be held to maturity ("available-for-sale") are carried at fair value. Unrealized gains or losses, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, directly to accumulated other comprehensive income (a component of stockholders' equity). Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.

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

(iv) The Company enters into derivative financial instruments, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment. Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, credited or charged, as appropriate, directly to the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations.

(v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

Note 1. Significant Accounting Policies and Practices (Continued)

(vi) The Company reviews its investment securities quarterly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statement of Operations, establishing a new cost basis for the security. The factors considered by management in its quarterly review include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

(G) Other Investments

Partnership interests primarily consist of investments in partnerships that have relatively "market neutral" arbitrage strategies, or strategies which are relatively insensitive to interest rates. All securities held by these partnerships are carried at fair value. The Company's partnership interests are carried on the equity method, which approximates the Company's equity in their underlying net book value. Equity income or loss is credited or charged, as appropriate, to the Consolidated Statements of Operations.

Policy loans are stated at their aggregate unpaid balances.

The Company's investment in American Independence Corp. is carried on the equity method, with equity income or loss credited or charged, as appropriate, to the Consolidated Statements of Operations.

(H) Deferred Acquisition Costs

The costs of acquiring new insurance business, principally commissions and certain variable underwriting, agency and policy issuance expenses, have been deferred and are being amortized, with interest, over the premium paying period of the related insurance policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using assumptions as to mortality (morbidity on health insurance) and withdrawals consistent with those used in calculating future insurance policy benefits. Credit life and credit accident and health deferred insurance acquisition costs are amortized proportionally over the period during which the premium is earned. Deferred acquisition costs are periodically reviewed to determine recoverability from future income, including investment income, and, if not recoverable, are charged to expense. Deferred

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

Note 1. Significant Accounting Policies and Practices (Continued)

(H) Deferred Acquisition Costs

acquisition costs have been increased (decreased) by ($1,034,000), $981,000 and ($2,330,000) in 2002, 2001 and 2000, respectively, representing the portion of unrealized losses (gains) on investment securities available for sale that have been allocated to deferred acquisition costs on interest sensitive products rather than to stockholders' equity as a component of other comprehensive income.

(I) Property and Equipment

Property and equipment included in other assets are stated at cost of $2,300,000 and $2,643,000 in 2002 and 2001, respectively, which is net of accumulated depreciation and amortization of $3,226,000 and $2,898,000 in such respective years. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(J) Future Insurance Policy Benefits

Liabilities for future insurance policy benefits, including future dividends on participating policies, have been computed primarily using the net level premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Life reserve interest rates are generally graded and range from 2.5% to 12.0% per annum. Withdrawals are based on experience. Liabilities for future policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data.

Future insurance policy benefits consist of the following at December 31, 2002 and 2001:
	2002	2001
	(IN THOUSANDS)

Life	$153,874	$154,904
Accident and health	154,737	139,908
	$308,611	$294,812

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(K) Funds on Deposit

Funds received for certain long-duration contracts (principally, annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit

Amounts on deposit were credited at annual rates ranging from 2.5% to 12.0% in both 2002 and 2001 and 2.5% to 13.9% in 2000. The average credited rate was 4.8% in 2002, 5.1% in 2001 and 6.1% in 2000.

(M) Insurance Premium Revenue Recognition

Premiums from short-duration contracts ordinarily will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. Premiums from long-duration contracts are recognized as revenue when due from policyholders.

(N) Participating Policies

Participating policies represent 11.1%, 10.9% and 10.6% of the individual life insurance in-force and 0.9%, 1.2% and 1.2% of the net premiums earned, as of and for the years ended December 31, 2002, 2001 and 2000, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. At December 31, 2002, none of the insurance companies' stockholders' equity was restricted because of participating policyholders' surplus.

(O) Deferred Income Taxes

The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax bases of existing assets and liabilities. A valuation allowance is recognized for the portion of deferred tax assets that, in management's judgment, is not likely to be realized. The effect on deferred income taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

(P) Income Per Common Share

Included in the diluted earnings per share calculation for 2002, 2001 and 2000, respectively, are 225,000, 148,000 and 88,000 incremental shares from the assumed exercise of stock options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(Q) Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to on-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(R) Stock - Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan. Since stock options under the plan are issued with an exercise price equal to the stock's fair value on date of grant, no compensation cost has been recognized in the Consolidated Statements of Operations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 which is described in Note 1(T).

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:
	2002	2001	2000
	(IN THOUSANDS, EXCEPT PER SHARE) SSHARES)))amounts) Thousands Thousands
Net income, as reported	$15,813	$14,383	$11,352
Add SAR expense included in reported
net income, net of tax	130	53	-
Deduct SAR and stock option expense
under SFAS No. 123, net of tax	(620)	(469)	(211)
Pro forma net income	$15,323	$13,967	$11,141

Basic income per common share:
As reported	$2.03	$1.83	$1.44
Pro forma	$1.97	$1.78	$1.41
Diluted income per common share:
As reported	$1.98	$1.80	$1.42
Pro forma	$1.92	$1.75	$1.40

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

A tax benefit of $334,000, $241,000 and $109,000 was reflected in the pro forma expense under SFAS No. 123 for the years ended December 31, 2002, 2001 and 2000, respectively.

The pro forma adjustments relate to (i) SARs granted during 2000 for which compensation cost was recognized as the increase, if any, of the Company's current stock price over the base price specified in the award, and (ii) options granted for which a fair value on the date of the grant was determined using the Black-Scholes model of theoretical options pricing. The fair values of options were based on the following assumptions: (i) expected volatility based on the one year period, calculated weekly, preceding the date of grant; (ii) risk-free rate of return is based on the 10-year U.S. Treasury Note yield to maturity as at the date of grant; (iii) dividend yield assuming that the current dividend rate paid on the common stock continues unchanged until the expiration date of the options; (iv) expected life coinciding with the term of the option; and (v) a three year phased-in vesting period that averages two years.

The weighted average fair value of options granted during 2002, 2001 and 2000 was $6.40, $7.17 and $4.33 per share, respectively. Valuation and related assumption information are presented below:
	Weighted averages for options issued during

	2002	2001	2000
Valuation assumptions:
Expected life, in years	5.0	5.0	5.0
Expected volatility	31.7%	59.3%	27.3%
Risk free interest rate	4.7%	4.8%	6.1%
Expected annual dividends
per share	$.05	$.05	$.05

(S) Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. At December 31, 2002 and 2001, the Company had goodwill of $392,000 and $3,985,000, respectively. The Company completed its initial impairment testing of goodwill in 2002 and an impairment charge was not required. At both December 31, 2002 and 2001, the Company had other intangible assets of $477,000 that have an indefinite life and are not subject to amortization.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(S) Goodwill and Other Intangible Assets

For the three years ended December 31, a reconciliation of reported net earnings to adjusted net income before amortization of goodwill is as follows (dollars in thousands, except per share data):
	2002	2001	2000
Net income:
Net income as reported	$15,813	$14,383	$11,352
Amortization of goodwill	-	585	392
Adjusted net income	$15,813	$14,968	$11,744

Basic income per common share:
Net income per share as reported	$2.03	$1.83	$1.44
Amortization of goodwill	-	.07	.05
Adjusted net income per share	$2.03	$1.90	1.49

Diluted income per common share:
Net income per share as reported	$1.98	$1.80	$1.42
Amortization of goodwill	-	.07	.05
Adjusted net income per share	$1.98	$1.87	$1.47

The changes in the carrying amount of goodwill are as follows for the years ended December 31, 2002 and 2001:
	2002	2001
(IN THOUSANDS)
Balance at beginning of year	$3,985	$2,992
Acquisitions	3,197	1,578
Sale of subsidiary	(6,790)	-
Amortization	-	(585)
Balance at end of year	$392	$3,985

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(T) New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 effective as of January 1, 2003 to have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value based method of accounting for stock-based compensation. At December 31, 2002, the Company continued to apply the intrinsic value method. SFAS 148 also requires more prominent disclosures in both annual and interim financial statements about the method used and its effect on reported results. The required disclosures applicable to the Company are included in Note 1(R) to the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires that certain disclosures be made by a guarantor in its financial statements about its obligations under guarantees, effective for financial statements for periods ending after December 15, 2002. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The disclosure requirement did not have, and the recognition requirement is not expected to have, a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN 46 in the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company's consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2002, the Company had $25,805,000 in resale agreements outstanding, all of which settled on January 2, 2003 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Note 3. Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	DECEMBER 31, 2002

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(IN THOUSANDS)

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$114,857	$2,281	$(5,091)	$112,047
Collateralized mortgage
obligations ("CMO's") and
asset backed securities	201,063	6,428	(2,211)	205,280
U.S. Government and agencies
obligations	36,531	773	(156)	37,148
Agency mortgage backed pass
through securities	59,285	845	(2)	60,128
Obligations of states and political
subdivisions	14,493	156	(35)	14,614
Total fixed maturities	$426,229	$10,483	$(7,495)	$429,217

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$6,517	$448	$(299)	$6,666
Preferred stock	7,853	390	(164)	8,079

Total equity securities	$14,370	$838	$(463)	$14,745

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (Continued)
DECEMBER 31, 2001

GROSS	GROSS
AMORTIZED	UNREALIZED	UNREALIZED	FAIR
COST	GAINS	LOSSES	VALUE
(IN THOUSANDS)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$132,410	$644	$	(4,120)$	128,934
CMO's and asset backed securities	144,896	5,132	(1,925)	148,103
U.S. Government and agencies
obligations	97,547	1,033	(1,530)	97,050
Agency mortgage backed pass
through securities	47,517	239	(338)	47,418
Obligations of states and political
subdivisions	2,245	31	(36)	2,240
Total fixed maturities	$424,615	$7,079	$(7,949)	$423,745

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$10,416	$1,036	$(613)	$10,839
Preferred stock	15,002	391	(190)	15,203
Total equity securities	$25,418	$1,427	$(803)	$26,042

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.
	AMORTIZED	FAIR	% OF
	COST	VALUE	FAIR VALUE
		(IN THOUSANDS)

Due in one year or less	$6,464	$6,454	1.5%
Due after one year through five years	17,919	17,321	4.0%
Due after five years through ten years	55,642	55,429	12.9%
Due after ten years	85,855	84,605	19.7%
	165,880	163,809	38.1%
Mortgage backed securities
15 year	226,537	231,136	53.9%
30 year	33,812	34,272	8.0%
	$426,229	$429,217	100.0%

At December 31, 2002 and 2001, the Company had no derivative instruments. The average fair value of long options and futures contracts was nil for 2002 and $177,000 for 2001. The average fair value of options and futures contracts sold but not yet purchased was $153,000 for 2001. The Company did not engage in these transactions in 2002.

Gross gains of $23,138,000 and gross losses of $23,526,000 were realized on sales of available-for-sale securities for the year ended December 31, 2002. During 2002, the Company also recorded $7,170,000 of losses on securities with declines in fair value that the Company considered to be other than temporary, including $6,402,000 for impairment of interest only securities due to decreases in expected cash flows attributable to declines in market interest rates.

Gross gains of $11,949,000 and gross losses of $6,944,000 were realized on sales of available-for-sale securities for the year ended December 31, 2001. During 2001, the Company also recorded $1,194,000 of losses on securities with declines in fair value that the company considered to be other than temporary.

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

(B) Funds on Deposit

The Company has two types of funds on deposit. The first type is credited with a current market interest rate, resulting in a carrying value which approximates fair value. The second type carries fixed interest rates which are higher than current market interest rates. The fair value of these deposits was determined by discounting the payments using current market interest rates. The Company's universal life policies are also credited with current market interest rates, resulting in a carrying value which approximates fair value.

(C) Debt

The fair value of long-term debt is determined to equal carrying value as all debt outstanding carries interest rates which are based on approximate current interest rates.

The estimated fair values of financial instruments are as follows:
	DECEMBER 31, 2002		DECEMBER 31, 2001
	CARRYING	FAIR	CARRYING	FAIR
	Amount	VALUE	AMOUNT	VALUE
		(IN THOUSANDS)

FINANCIAL ASSETS:
Fixed maturities	$429,217	$429,217	$423,745	$423,745
Equity securities	14,745	14,745	26,042	26,042
Policy loans	17,678	20,176	18,229	19,214

FINANCIAL LIABILITIES:
Funds on deposit	191,386	191,794	189,791	190,194
Long-term debt	8,438	8,438	12,188	12,188

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Net Investment Income

Major categories of net investment income for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:
	2002	2001	2000
	(IN THOUSANDS)

Fixed maturities	$27,811	$26,288	$24,972
Equity securities	1,307	1,019	992
Short-term investments	1,192	4,392	5,280
Policy loans	1,231	1,082	864
Other	259	435	361
Interest income earned from
assumption reinsurance agreements	2	50	316
Investment income from partnerships	3,882	2,827	4,667
Equity income from partnerships	882	589	363
Interest expense	(643)	(1,987)	(2,550)
Investment expenses	(190)	(200)	(227)

	$35,733	$34,495	$35,038

Interest income earned from assumption reinsurance agreements represents the interest earned on the assets transferred from the effective date until the closing date.

Note 6. Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) on investments for the years ended December 31, 2002, 2001 and 2000 are as follows:
	2002	2001	2000
	(IN THOUSANDS)

Fixed maturities	$(5,744)	$4,221	$368
Equity securities	(1,305)	(164)	(1,461)

Financial instruments sold, but not yet
purchased	(396)	51	1,529
Options	2	176	(869)
Other	(115)	44	1
Net realized gain (loss)	(7,558)	4,328	(432)
Net unrealized gain on trading securities	-	-	204

	$(7,558)	$4,328	$(228)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Other Investments

Other investments consist of the following at December 31, 2002 and 2001:
	2002	2001
	(IN THOUSANDS)

Partnership interests	$44,417	$57,098
Policy loans	17,678	18,229
Investment in American Independence Corp.	11,055	-
Other	618	1,115

	$73,768	$76,442

(A) Partnership Interests

In some years, certain partnership interests are considered significant investments if the Company's proportionate share of partnership income is significant in relation to the Company's income before income taxes. Based on this measure, Dolphin Limited Partnership-A ("DLP-A") was a significant investment in the year ended December 31, 2000.

The Company had invested $13,647,000 and $19,022,000 at December 31, 2002 and 2001, respectively, in DLP-A, a limited partnership which has focused on relatively "market neutral" investment strategies, such as merger arbitrage, convertible arbitrage and distressed situations. Net income for such partnership was $11,339,000 for the year ended December 31, 2000 and the Company's proportionate share was $2,988,000. Gross income of such partnership aggregated $12,479,000 for the year ended December 31, 2000.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Other Investments (Continued)

(B) American Independence Corp. ("AMIC")

On July 30, 2002, the Company purchased a 19.9% interest in AMIC for $15,000,000. The Company accounts for its investment in AMIC under the equity method of accounting and, accordingly, recorded a loss of $1,931,000 representing 19.9% of AMIC's loss from the date of purchase through December 31, 2002. On November 14, 2002, the Company sold all of the stock of its subsidiary, First Standard Holdings Corp. ("FSHC"), for $31,920,000 cash to AMIC. FSHC owned First Standard, RAS and IndependenceCare. The sale of FSHC resulted in a gain to the Company of $10,120,000. Due to the Company's investment in AMIC, the Company eliminated 19.9% of this gain for a pre-tax gain of $8,106,000 ($4,564,000, net of tax). The Company has made a cash tender offer at $9.00 per share for an additional 1,000,000 shares (or approximately 12%) of AMIC's outstanding common stock. Such tender offer is expected to close on April 22, 2003. Two representatives of IHC are directors of AMIC and AMIC's operations are being directed by the management of IHC.

Note 8. Insurance Policy Claims

The liability for unpaid claims and claim adjustment expenses represents amounts needed to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

The change in the liability for unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for December 31, 2002, 2001 and 2000 is as follows:
	2002	2001	2000
		(IN THOUSANDS)

Balance at beginning of year	$1,666	$2,324	$2,454
Less: reinsurance recoverables	423	429	193
Net balance at beginning of year	1,243	1,895	2,261

Amount incurred	56,488	45,401	39,543
Amount paid	56,391	46,053	39,908

Net balance at end of year	1,340	1,243	1,896
Plus: reinsurance recoverables	303	423	428
Balance at end of year	1,643	1,666	2,324
Unpaid life claims	6,011	6,105	4,900

	$7,654	$7,771	$7,224

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

Note 9. Debt

A subsidiary of IHC entered into a $30,000,000 line of credit on June 14, 1999 which converted into a $15,000,000 term loan in June 2001. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions, and (iii) is secured by the stock of Madison Life and its immediate parent company. At December 31, 2002 and 2001, there was $8,438,000 and $12,188,000 outstanding under the term loan at a weighted average interest rate of 4.23% and 3.43%, respectively.

Cash payments for interest were $434,000, $930,000 and $1,218,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The aggregate maturities of debt at December 31, 2002 are as follows (in thousands):

2003	$3,750
2004	3,750
2005	938
Total	$8,438

Note 10. Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share.

Note 11. Common Stock

IHC has 15,000,000 authorized shares of common stock, par value $1.00 per share. IHC has reserved 781,800 shares of common stock for issuance under its stock option plan at December 31, 2002.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Common Stock (Continued)

In 1991, IHC initiated a program of repurchasing shares of its common stock and warrants. During 2002, IHC repurchased 92,055 common shares at a cost of $1,807,000 and announced it would purchase up to 250,000 additional shares of its common stock under its repurchase program. From January 1, 1991 through December 31, 2002, IHC repurchased 2,765,561 common shares, or 30% of the amount outstanding on January 1, 1991, at a cost of $20,451,000. All of such repurchased shares have either been retired, reissued, or become treasury shares.

During the second quarter of 2002, the Company purchased the remaining minority interest in RAS. Prior this purchase, RAS was a majority owned MGU of Madison Life. The purchase was paid for with both cash and the issuance of 46,600 shares of common stock (the "Shares"). The Shares were issued at a fair value of $20.00 per share in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as a private placement of unregistered securities under Section 4(2) thereof. Accordingly, the Shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the Shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the Securities and Exchange Commission or under an exemption from the registration requirements of the Securities Act.

Note 12. Sale of Remaining Real Estate

In 2002, a subsidiary of the Company sold the Company's only remaining real estate holdings for cash of $1,340,000. As the carrying value of such property was zero, the sale resulted in a pre-tax gain in the fourth quarter of 2002 of $1,340,000 which is included in other income in the Consolidated Statements of Operations.

Note 13. Stock-Based Compensation and Share Purchase Warrants

(A) Stock-Based Compensation

On May 25, 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan (the "Plan") under which 880,000 shares of common stock were reserved for options and other common stock awards to be granted under the Plan. On March 25, 1998, the Company's Board of Directors approved certain amendments to the Plan, including eliminating the prohibition on granting options after May 25, 1998. Under the terms of the Plan, option exercise prices are equal to the quoted market price of the shares at the date of grant. Further, the options have expiration dates ranging from five to ten years from the date of grant. With regard to IHC employees, options vest ratably over a three year period beginning on the first or second anniversary of the date of grant, and with regard to directors, options vest

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________________________________________________________________

Note 13. Stock-Based Compensation and Share Purchase Warrants (Continued)

six months from the date of grant. At December 31, 2002, options to purchase 40,250 shares were available for future grants under the Plan.

During 1999, the Company granted 24,750 Stock Appreciation Rights with a base price of $11.51. At the date of grant, the base price equaled the quoted market price of the shares. The rights vest 50% on the fourth anniversary of the date of grant, with the remaining 50% vesting one year later. The rights expire five years from the date of grant. At December 31, 2002, these rights had a remaining weighted average contract life of 1.25 years, and no rights were exercisable.

The following table summarizes information with respect to stock options granted under the Plan for the years ended December 31, 2002, 2001 and 2000:
	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at
beginning of year	639,200	$9.56	544,500	$8.72	482,900	$8.24
Granted	111,150	17.76	122,750	13.23	63,800	12.12
Exercised	(2,050)	8.70	(15,950)	7.17	(2,200)	1.73
Forfeited	(6,750)	10.80	(5,500)	10.80	-	-
Expired	-	-	(6,600)	13.75	-	-
Outstanding at end
of year	741,550	$10.78	639,200	$9.56	544,5000	$8.72
Exercisable at end
of year	517,900	$8.83	413,050	$8.07	343,017	$7.28

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________________________________________________________________

Note 13. Stock- Based Compensation and Share Purchase Warrants (Continued)

The following table is a summary of stock options outstanding at December 31, 2002:
		Options Outstanding				Options Exercisable

			Remaining
			Weighted		Weighted		Weighted
Range of			Average		Average		Average
Exercise		Number	Contractual		Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price
			(In Years)

$4.68	-	$5.43	125,675	2.2	$5.42	125,675	$5.42
6.45	-	9.32	124,025	3.5	6.98	124,025	6.98
10.17	-	10.85	212,850	1.8	10.70	211,016	10.70
11.19	-	14.97	167,850	3.2	13.08	54,984	13,05
16.90	-	23.75	111,150	4.5	17.76	2,200	23.75

$4.68	-	$23.75	741,550	2.9	$10.78	517,900	$8.83

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________________________________________________________________

Note 14. Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
		(IN THOUSANDS)

CURRENT:
U.S. Federal	$11,029	$8,619	$5,770
State and Local	816	827	372
	11,845	9,446	6,142

DEFERRED:
U.S. Federal	(1,795)	(1,259)	(701)
State and Local	(400)	(71)	41
	(2,195)	(1,330)	(660)

	$9,650	$8,116	$5,482

Taxes computed at the Federal statutory rate of 35% in 2002 and 34% in 2001 and 2000 are reconciled to the Company's actual income tax expense as follows:

	2002	2001	2000
		(IN THOUSANDS)

Tax computed at the
statutory rate	$8,912	$7,650	$5,723
Dividends received
deduction and tax
exempt interest	(219)	(160)	(165)
State and local income
taxes, net of
Federal effect	270	499	273
Valuation allowance	69	133	(470)
Gain on sale of a
subsidiary	705	-	-
Other, net	(87)	(6)	121
Income tax expense	$9,650	$8,116	$5,482

The income tax expense for the year ended December 31, 2002 allocated to stockholders' equity for unrealized gains on investment securities was $975,000 representing the change in the net deferred tax liability of $973,000 at December 31, 2002 from the net deferred tax asset of $1,000 at December 31, 2001.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Income Taxes (Continued)

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities included in income taxes on the Consolidated Balance Sheets at December 31, 2002 and 2001 relate to the following:
	2002	2001
	(IN THOUSANDS)

DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$9,902	$10,362
Investment write-downs	2,928	406
Unrealized losses on investment securities	1,185	113
Future insurance policy benefits	819	819
Other	6,313	4,471
Total gross deferred tax assets	21,147	16,171
Less valuation allowance	(254)	(185)

Net deferred tax assets	20,893	15,986

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(9,369)	(8,605)
Future insurance policy benefits	(6,885)	(5,839)
Unrealized gains on investment securities	(2,158)	(103)
Other	(1,284)	(1,360)

Total gross deferred tax liabilities	(19,696)	(15,907)

Net deferred tax asset (liability)	$1,197	$79

The $69,000 increase in the valuation allowance for the year ended December 31, 2002 was allocated to operations. The $121,000 increase in the valuation allowance for the year ended December 31, 2001 is attributable to a $12,000 decrease that was allocated to stockholders' equity for unrealized gains on investment securities and a $133,000 increase that was allocated to operations.

Under provisions of the Life Insurance Company Tax Act of 1959, certain special deductions were allowed life insurance companies for Federal income tax purposes and were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account will result in the Company incurring an additional tax. The Company provided tax expense of $1,122,000 in 1992 and prior years for this additional tax related to the policyholders' surplus account. A deferred tax liability of $964,000, related to the $2,753,000 remaining balance of the policyholders' surplus account, has not been recognized. This liability would be recognized in the event that the Company

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Income Taxes (Continued)

expects that a transaction will occur which will give rise to a tax on the remaining balance of the policyholders' surplus account.

Net cash payments for income taxes were $11,086,000, $8,650,000 and $7,749,000 in 2002, 2001 and 2000, respectively.

Note 15. Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2002, 2001 and 2000 for operating leases was $1,382,000, $1,161,000 and $899,000, respectively.

The approximate minimum annual rental expense for operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2002 are as follows (in thousands):

2003	$1,091
2004	980
2005	782
2006	741
2007	710
2008 and thereafter	2,978
Total	$7,282

At December 31, 2002, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies.

Fixed maturities with a carrying value of $4,993,000 and $7,330,000 were on deposit with various state insurance departments at December 31, 2002 and 2001, respectively.

The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Note 16. Reinsurance

Standard Life and Madison Life reinsure portions of certain business in order to limit the assumption of disproportionate risks. Standard Life and Madison Life retain varying amounts of individual life or group life insurance up to a maximum on any one life of $210,000 and $175,000, respectively. Amounts not retained are ceded to other companies on an automatic or facultative basis. Standard Life and Madison Life are contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. In addition, Standard Life and Madison Life participate in various coinsurance

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Reinsurance (Continued)

treaties. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

The Company had total net receivables of $40,008,000 from one reinsurer which is rated A+ by A.M. Best and net receivables of $19,267,000 from another reinsurer which is rated A+ by A.M. Best at December 31, 2002. These are the only reinsurers with receivables that individually exceed 10% of the equity of the Company. The Company believes that these receivables are fully collectible.

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

	ASSUMED		CEDED
	DIRECT	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(IN THOUSANDS)
Life Insurance In Force:

December 31, 2002	$7,232,845	308,700	3,142,043	$4,399,502	7.0%
December 31, 2001	7,406,061	687,399	3,466,602	4,626,858	14.9%
December 31, 2000	8,105,465	808,055	4,002,100	4,911,420	16.5%

Benefits to Policyholders:

December 31, 2002	$183,033	15,131	118,119	$80,045	18.9%
December 31, 2001	170,305	19,104	107,028	82,381	23.2%
December 31, 2000	160,198	37,911	149,085	49,024	77.3%

Premiums Earned:

December 31, 2002
Life and annuity	$40,101	2,523	10,767	$31,857	7.9%
Health	238,701	35,997	173,665	101,033	35.6%
	$278,802	38,520	184,432	$132,890	29.0%

December 31, 2001
Life and annuity	$35,477	4,240	11,419	$28,298	15.0%
Health	210,138	31,866	162,060	79,944	39.6%
	$245,615	36,106	173,479	$108,242	33.1%

December 31, 2000
Life and annuity	$36,803	4,519	11,894	$29,428	15.4%
Health	218,905	12,682	170,726	60,861	20.8%
	$255,708	17,201	182,620	$90,289	19.1%

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Segment Reporting

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Information by business segment for the years ended December 31, 2002, 2001 and 2000 is presented below. The information for 2001 and 2000 has been reclassified to combine the Insurance Group's various business lines into the segments currently reviewed by Company management.
	2002	2001	2000
	(IN THOUSANDS)

REVENUES:
Medical stop-loss	$67,061	$46,056	$30,788
Group disability; life, annuities and DBL	45,818	44,049	40,972
Individual life, annuities and other	43,977	42,875	37,922
Credit life and disability	15,030	13,398	15,873
Corporate (A)	10,025	884	1,710
	181,911	147,262	127,265
Net realized and unrealized gains (losses)	(7,558)	4,328	(228)

	$174,353	$151,590	$127,037

INCOME BEFORE INCOME TAXES:

Medical stop-loss	$13,250	$10,389	$5,014
Group disability; life, annuities and DBL	7,612	3,868	5,293
Individual life, annuities and other	6,440	6,432	8,557
Credit life and disability	125	1,283	873
Corporate (A)	6,029	(2,924)	(1,417)
	33,456	19,048	18,320
Interest expense	(435)	(877)	(1,258)
Net realized and unrealized gains (losses)	(7,558)	4,328	(228)

	$25,463	$22,499	$16,834

(A) The amount in 2002 includes an $8,106,000 gain on sale of a subsidiary.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Segment Reporting (Continued)
IDENTIFIABLE ASSETS AT YEAR END	2002	2001
	(IN THOUSANDS)

Medical Stop-Loss	$52,316	$54,025
Group disability; life, annuities and DBL	177,364	159,702
Individual life, annuities and other	467,755	480,963
Credit life and disability	28,567	20,130
Corporate	18,126	10,976

	$744,128	$725,796

Note 18. Dividend Restrictions on Insurance Subsidiaries and Statutory Accounting Policies

Dividends from Madison Life are subject to the prior notification to the Wisconsin Insurance Commissioner if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year. In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. No dividends were declared or paid by Madison Life in 2002, 2001 or 2000.

The payment of dividends by Standard Life to its parent, Madison Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends, in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. No dividends were declared or paid by Standard Life in 2002, 2001 or 2000.

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $387,000, $389,000 and $395,000 in 2002, 2001 and 2000, respectively, and paid a 10% stock dividend on August 28, 2000.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Dividend Restrictions on Insurance Subsidiaries and Statutory Accounting Policies (Continued)

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

Note 19. Comprehensive Income

The components of total comprehensive income include net income and certain amounts reported directly in equity, such as the after-tax unrealized gains and losses on investment securities available-for-sale.

Amounts reported in equity and included in total comprehensive income for the years ended December 31, 2002, 2001 and 2000 are as follows:
	Before	Tax	Net of
	Tax	Effect	Tax
		(IN THOUSANDS)
2002

Unrealized losses, arising during the year	$(3,948)	$1,826	$(2,122)
Reclassification of realized losses included in
net income	7,558	(2,801)	4,757
Allocation to deferred acquisition costs	(1,034)	-	(1,034)
Unrealized gains on securities, net	$2,576	$(975)	$1,601

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Comprehensive Income (Continued)
	Before	Tax	Net of
	Tax	Effect	Tax
	(IN THOUSANDS)
2001

Unrealized gains, arising during the year	$1,470	$(794)	$676
Reclassification of realized gains included in net
income	(4,328)	1,528	(2,800)
Allocation to deferred acquisition costs	981	-	981
Unrealized losses on securities, net	$(1,877)	$734	$(1,143)

2000

Unrealized gains, arising during the year	$15,003	$(676)	$14,327
Reclassification of realized losses included in net
income	432	(164)	268
Allocation to deferred acquisition costs	(2,330)	-	(2,330)
Unrealized gains on securities, net	$13,105	$(840)	$12,265

Note 20. Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2002 and 2001 are summarized below:
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

2002

Total revenues	$39,928	$45,697	$46,986	$41,742

Net income	$3,949	$4,093	$4,274	$3,497

Net income per common
share - basic	$.51	$.53	$.55	$.45

Net income per common
share -diluted	$.49	$.51	$.53 $	.44

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Quarterly Data Unaudited (Continued)

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

2001

Total revenues	$37,537	$38,090	$36,858	$39,105

Net income	$4,061	$3,928	$3,024	$3,370

Net income per common
share - basic	$.52	$.50	$.38	$.43

Net income per common
share - diluted	$.51	$.49	$.37	$.42

Note 21. Subsequent Event - Trust Preferred Debt

On March 27, 2003, Independence Preferred Trust I (the "Trust "), a statutory business trust and wholly-owned subsidiary of the Company, issued securities having an aggregate liquidation amount of $10,000,000 (the "Capital Securities") to institutional buyers in a pooled trust preferred issue. The Trust received gross proceeds of $10,000,000 from the issuance of the Capital Securities, which the Trust then loaned to the Company to use for general corporate purposes. Issuance costs from the March 27, 2003 sale totaled approximately $300,000.

The distributions payable on the Capital Securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of April 7, 2033. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The rate is fixed with a swap for five years and is set at approximately 400 basis points over the three month LIBOR. The Capital Securities are mandatorily redeemable upon maturity on April 7, 2033. The Company has the right to redeem the Capital Securities in whole or in part, on or after April 7, 2008. If the Capital Securities were redeemed on or after April 7, 2008, the redemption price would be 100% of the principal amount plus accrued and unpaid interest.

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

DECEMBER 31, 2002
COLUMN A	COLUMN B	COLUMN C	COLUMN D
			AMOUNT
			SHOWN ON
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
	(IN THOUSANDS)
FIXED MATURITIES:
BONDS:
United States Government
and authorities	$228,085	$230,663	$230,663
States, municipalities
and political subdivisions	14,493	14,614	14,614
Public utilities	9,488	9,452	9,452
All other corporate securities	174,163	174,488	174,488

TOTAL FIXED MATURITIES	426,229	429,217	429,217

EQUITY SECURITIES:
COMMON STOCKS:
Industrial, miscellaneous other	6,517	6,666	6,666

NON-REDEEMABLE
PREFERRED STOCKS	7,853	8,079	8,079

TOTAL EQUITY SECURITIES	14,370	14,745	14,745

Securities purchased under
agreements to resell	25,805	25,805	25,805
Partnership interests	44,417	44,417	44,417
Policy loans	17,678	17,678	17,678
American Independence Corp.	11,055	11,055	11,055
Other	618	618	618
Short-term investments	1,101	1,101	1,101

TOTAL INVESTMENTS	$541,273	$544,636	$544,636

SCHEDULE III

INDEPENDENCE HOLDING COMPANY

BALANCE SHEETS

(PARENT COMPANY ONLY)
		DECEMBER 31,
	2002	2001
	(IN THOUSANDS)
ASSETS:
Cash and cash equivalents	$6,127	$786
Equity securities	218	227
Other investments	279	6,003
Investments in consolidated subsidiaries	129,081	108,271
Amounts due from consolidated subsidiaries, net	33,504	28,748
Other assets	636	68

TOTAL ASSETS	$169,845	$144,103

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and other liabilities	$5,138	$4,773
Amounts due to consolidated subsidiaries, net	10,229	-
Income taxes payable	373	1,392
Dividends payable	387	390

TOTAL LIABILITIES	16,127	6,555

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,746,262 and 7,789,667 shares
issued and outstanding, respectively,
net of 2,038,394 and 1,994,487 shares in
treasury, respectively	7,746	7,790
Paid-in-capital	77,539	78,352
Accumulated other comprehensive income:
Unrealized gains on investments, net	1,695	94
Retained earnings	66,738	51,312

TOTAL STOCKHOLDERS' EQUITY	153,718	137,548

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$169,845	$144,103

See Notes to Parent Company Only Financial Statements.

SCHEDULE III

(Continued)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)
	YEAR ENDED DECEMBER 31,
	2002	2001	2000
		(IN THOUSANDS)

REVENUES:
Net investment income	$2,666	$2,670	$3,895
Net realized gains	1	48	1
Other income	1,731	1,087	1,145

	4,398	3,805	5,041

EXPENSES:
General and administrative
expenses	2,895	2,532	2,023

Income before income tax
expense	1,503	1,273	3,018
Income tax expense	487	397	910

Income before equity in net
income of subsidiaries	1,016	876	2,108
Equity in net income of
subsidiaries	14,797	13,507	9,244

Net income	$15,813	$14,383	$11,352

See Notes to Parent Company Only Financial Statements.

SCHEDULE III

(Continued)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)
	YEAR ENDED DECEMBER 31,
	2002	2001	2000
		(IN THOUSANDS)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$15,813	$14,383	$11,352
Adjustments to reconcile net income to
net cash provided by (used by)
operating activities:
Equity in net income of subsidiaries	(14,797)	(13,507)	(9,244)
Net realized gains	(1)	(48)	(1)
Change in other assets and liabilities	156	(8,601)	(7,896)
Net cash provided by (used by)
operating activities	1,171	(7,773)	(5,789)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in investments
in and advances to consolidated
subsidiaries	3,981	7,818	4,660
Purchases of equity securities	-	(214)	-
Sale of equity securities	-	249	-
Acquisition of MGU	(3,357)	-	-
Additional investments in other
investments, net of distributions	5,724	1,072	3,012
Net cash provided by investing activities	6,348	8,925	7,672

CASH FLOWS FROM FINANCING
ACTIVITIES:
Repurchase of common stock and warrants	(1,807)	(3,652)	(231)
Exercise of common stock options	18	114	4
Exercise of warrants	-	1,702	-
Dividends paid	(389)	(395)	(370)
Net cash used by financing activities	(2,178)	(2,231)	(597)
Increase (decrease) in cash and cash	5,341	(1,079)	1,286
equivalents
Cash and cash equivalents, beginning of year	786	1,865	579
Cash and cash equivalents, end of year	$6,127	$786	$1,865

INDEPENDENCE HOLDING COMPANY

NOTES TO PARENT COMPANY ONLY FINANCIAL STATEMENTS

NOTES:

(A) Cash payments for taxes were $11,086,000, $8,650,000 and $7,749,000 in 2002, 2001 and 2000, respectively.

(B) The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE V

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(IN THOUSANDS)
		FUTURE
		POLICY			NET		AMORTIZ-
		LIABILITIES,			INVESTMENT		ATION OF
		CLAIMS			INCOME AND		DEFERRED
	DEFERRED	& OTHER			GAINS, (LOSSES)		INSURANCE	OTHER
	INSURANCE	POLICY			AND OTHER	BENEFITS	ACQUIS-	OPERATING
	ACQUISITION	HOLDERS'	UNEARNED	PREMIUMS	INCOME	AND	ITION	EXPENSES	PREMIUMS
	COSTS	FUNDS	PREMIUMS	EARNED	(1)	CLAIMS	COSTS	(2)	WRITTEN

DECEMBER 31, 2002:
Life and
annuity	$22,762	$355,957	$7,481	$31,857	$31,943	$35,265	$4,423	$20,032	$33,094
Health	3,625	156,380	9,021	101,033	7,485	63,569	1,660	27,396	102,968
	$26,387	$512,337	$16,502	$132,890	$39,428	$98,834	$6,083	$47,428	$136,062

DECEMBER 31, 2001:
Life and
annuity	$23,012	$355,583	$5,892	$28,298	$42,201	$34,164	$4,952	$20,930	$27,166
Health	2,739	141,574	10,175	79,944	6,499	51,571	1,493	18,393	79,812
	$25,751	$$497,157	$$16,067	$108,242	$48,700	$85,735	$6,445	$39,323	$106,978

DECEMBER 31, 2000:
Life and
annuity	$23,928	$357,255	$6,663	$29,428	$23,539	$24,884	$4,932	$17,135	$28,080
Health	2,803	157,071	13,822	60,861	13,431	45,583	1,515	21,631	60,245
	$26,731	$514,326	$20,485	$90,289	$36,970	$70,467	$6,447	$38,766	$88,325

(1) Net investment income is allocated between product lines based on the mean reserve method.

  Direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies, however, other acceptable methods of allocation might produce different results.

EXHIBIT INDEX

Exhibit Number

3(i) Restated Certificate of Incorporation of Independence Holding Company. (b)

3(ii) By-laws of Independence Holding Company. (a)

4(i) Form of Warrant Certificate to purchases shares of Common Stock of Independence Holding Company, expiring June 30, 2001. (a)

10(i) Assumption Reinsurance Agreements

(iii) (A) Executive Compensation Plans and Agreements

(1) Independence Holding Company 1988 Stock Incentive Plan (c)

(2) Form of Independence Holding Company Stock Option Agreement (d)

(3) Deferred Compensation Agreement (e)

(4) Retirement Benefit Agreements (e)

(5) Amendment No. 1 to 1988 Stock Incentive Plan (f)

(6) Stock Appreciation Rights Agreement (g)

11 Statement re: Computation of per share earnings for the years ended December 31, 2002, 2001 and 2000.

21 Principal subsidiaries of Independence Holding Company, as of March 20, 2003.

23 Consent of KPMG LLP.

99 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

*Pursuant to Commission Release No. 33-8212, this certification will be treated a "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Exhibits will be furnished upon request for a reasonable fee.