Form 10-Q
period 2003-03-31
INDEPENDENCE HOLDING CO
filed 2003-05-15
CIK 701869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __. No. _X_.

7,760,955 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of May 14, 2003

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	March 31,	December 31,
	2003	2002
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$1,455	$1,101
Securities purchased under agreements to resell	18,456	25,805
Fixed maturities	451,368	429,217
Equity securities	17,355	14,745
Other investments	69,221	73,768

Total investments	557,855	544,636

Cash and cash equivalents	18,138	13,292
Due from brokers	9,996	6,878
Deferred acquisition costs	27,047	26,427
Due and unpaid premiums	7,477	7,303
Due from reinsurers	128,615	125,874
Notes and other receivables	7,302	7,989
Other assets	12,899	11,729

TOTAL ASSETS	$769,329	$744,128

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$312,097	$308,611
Funds on deposit	193,000	191,386
Unearned premiums	18,297	16,502
Policy claims	8,030	7,654
Other policyholders' funds	4,995	4,686
Due to brokers	40,507	32,488
Due to reinsurers	9,849	6,232
Accounts payable, accruals and other liabilities	10,018	14,413
Debt	16,562	8,438

TOTAL LIABILITIES	613,355	590,410

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,787,705 and 7,746,262 shares
issued and outstanding, net of 1,996,951 and
2,038,394 shares in treasury	7,788	7,746
Paid-in capital	76,941	77,539
Accumulated other comprehensive income:
Unrealized gains on investments, net	70	1,695
Retained earnings	71,175	66,738

TOTAL STOCKHOLDERS' EQUITY	155,974	153,718
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$769,329	$744,128

See accompanying Notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

THREE MONTHS ENDED MARCH 31,
	2003	2002
	(Unaudited)

REVENUES
Premiums earned	$33,871	$28,655
Net investment income	8,811	9,595
Net realized gains	340	184
Other (expense) income	(532)	1,494

	42,490	39,928

EXPENSES
Insurance benefits, claims and reserves	23,070	22,222
Amortization of deferred acquisition costs	1,676	1,327
Selling, general and administrative expenses	10,724	10,224
Interest expense on debt	100	103

	35,570	33,876

Income before income taxes	6,920	6,052
Income tax expense	2,483	2,103

NET INCOME	$4,437	$3,949

Basic income per common share	$.57	$.51

WEIGHTED AVERAGE BASIC COMMON
SHARES	7,816	7,790

Diluted income per common share	$.56	$.49

WEIGHTED AVERAGE DILUTED COMMON
SHARES	7,956	7,989

See accompanying Notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

THREE MONTHS ENDED MARCH 31,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,437	$3,949
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred policy acquisition costs	1,676	1,327
Net realized gains on investments	(340)	(184)
Depreciation and amortization	184	196
Deferred tax benefit	(157)	(54)
Other	(568)	(48)
Changes in assets and liabilities:
Change in insurance liabilities	6,344	9,440
Additions to deferred acquisition costs	(1,620)	(1,360)
Change in net amounts due from and to reinsurers	876	(3,611)
Change in income tax liability	(1,426)	44
Change in due and unpaid premiums	(174)	728
Other	(2,765)	1,448
Net cash provided by operating activities	6,467	11,875

CASH FLOWS FROM INVESTING ACTIVITIES
Change in net amount due from and to brokers	4,900	2,026
Net purchases of short-term investments	(354)	(1,771)
Net sales (purchases) of securities under resale agreements	7,349	(2,025)
Sales and maturities of fixed maturities	399,743	344,162
Purchases of fixed maturities	(425,137)	(351,369)
Sales of equity securities	3,638	6,620
Purchases of equity securities	(5,918)	(4,806)
Sales of other investments	10,526	982
Additional investments in other investments, net
of distributions	(5,413)	(4,040)
Acquisition of companies	-	(2,125)
Net change in notes receivable	430	(235)
Other	312	64
Net cash used by investing activities	(9,924)	(12,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	10,000	-
Repayment of debt	(1,875)	-
Payments of investment-type insurance contracts	1,235	(107)
Exercise of common stock options	1,996	-
Repurchase of common stock	(2,666)	(55)
Dividends paid	(387)	(389)
Net cash provided (used) by financing activities	8,303	(551)
Increase (decrease) in cash and cash equivalents	4,846	(1,193)
Cash and cash equivalents, beginning of year	13,292	10,395
Cash and cash equivalents, end of period	$18,138	$9,202

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 58% of IHC's outstanding common stock at March 31, 2003.

(B) Principles of Consolidation and Preparation of Financial Statements

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in the prior year's consolidated financial statements and have been reclassified to conform to the 2003 presentation.

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

(C) Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan. Since stock options under the plan are issued with an exercise price equal to the stock's fair value on date of grant, no compensation cost has been recognized in the Consolidated Statements of Operations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value based method of accounting for stock-based compensation. At March

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Significant Accounting Policies and Practices (Continued)

(C) Stock-Based Compensation

31, 2003, the Company continued to apply the intrinsic value method. SFAS 148 also requires more prominent disclosures in both annual and interim financial statements about the method used and its effect on reported results.

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the three months ended March 31, 2003 and 2002 would have been as follows:
	2003	2002
(in thousands, except per share data)

Net income, as reported	$4,437	$3,949
Add SAR expense included in reported
net income, net of tax	-	33
Deduct SAR and stock option expense
under SFAS No. 123, net of tax	(73)	(132)
Pro forma net income	$4,364	$3,850

Basic income per common share:
As reported	$.57	$.51
Pro forma	$.56	$.49
Diluted income per common share:
As reported	$.56	$.49
Pro forma	$.55	$.48

NOTE 2. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation for 2003 and 2002, respectively, are 140,000 and 199,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

NOTE 3. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INCOME TAXES

for the current year.

The income tax benefit for the three months ended March 31, 2003 allocated to stockholders' equity for the decrease in the net unrealized gains on investment securities was $948,000. The related deferred tax liability decreased to $25,000 at March 31, 2003 from $973,000 at December 31, 2002.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $1,852,000 and $2,168,000 for the three months ended March 31, 2003 and 2002, respectively. Cash payments for interest were $89,000 and $69,000 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income include net income or loss reported in the consolidated statements of operations and unrealized gains and losses reported directly in stockholders' equity. The latter amounts consist of unrealized (losses) gains on available-for-sale securities net of taxes and deferred acquisition costs. Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:
	2003	2002
	(in thousands)

Net income	$4,437	$3,949
Unrealized losses	(1,625)	(3,450)
Comprehensive income	$2,812	$499

NOTE 6. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months ended March 31, 2003 and 2002 is as follows:
	2003	2002
	(in thousands)
Revenues:
Medical stop-loss	$16,569	$14,113
Group disability, life, annuities and DBL	11,000	11,413
Individual life, annuities and other	9,671	10,879
Credit life and disability	4,528	3,069
Corporate	382	270
	42,150	39,744
Net realized and unrealized gains	340	184
	$42,490	$39,928

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SEGMENT REPORTING (Continued)

	2003	2002
	(in thousands)

Income before income taxes:

Medical stop-loss	$3,244	$2,195
Group disability, life, annuities and DBL	1,254	1,644
Individual life, annuities and other	2,035	2,250
Credit life and disability	440	531
Corporate	(293)	(649)
	6,680	5,971

Interest expense	(100)	(103)
Net realized and unrealized gains	340	184
	$6,920	6,052

Note 7. New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS 146 effective as of January 1, 2003 did not affect the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires that certain disclosures be made by a guarantor in its financial statements about its obligations under guarantees, effective for financial statements for periods ending after December 15, 2002. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. New Accounting Pronouncements (Continued)

consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN 46 in the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

Note 8. American Independence Corp.

At March 31, 2003, the Company owned 19.9% of American Independence Corp. ("AMIC") and accounted for its investment under the equity method of accounting. The carrying value of the Company's investment in AMIC was $11,570,000 at March 31, 2003 and its equity income was $401,000 for the three months ended March 31, 2003. The Company completed a cash tender offer for an additional 1,000,000 shares (approximately 12%) of AMIC's outstanding common stock on April 22, 2003, at a cost of $9,000,000. The Company currently owns 31.7% of AMIC. AMIC is an insurance holding company that does business with the Insurance Group.

Note 9. Trust Preferred Debt

On March 27, 2003, Independence Preferred Trust I (the "Trust "), a statutory business trust and wholly-owned subsidiary of the Company, issued securities having an aggregate liquidation amount of $10,000,000 (the "Capital Securities") to institutional buyers in a pooled trust preferred issue. The Trust received gross proceeds of $10,000,000 from the issuance of the Capital Securities, which the Trust then loaned to the Company to use for general corporate purposes. Trust preferred debt is included as debt in the consolidated balance sheet at March 31, 2003. Issuance costs included in other assets from the March 27, 2003 sale totaled approximately $300,000.

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

The rate is fixed at 7.4% through a swap for the first five years and is set at approximately 400 basis points over the three month LIBOR thereafter. The Capital Securities are mandatorily redeemable upon maturity on April 7, 2033. The Company has the right to redeem the Capital Securities on or after April 7, 2008. If the Capital Securities were redeemed on or after April 7, 2008, the redemption price would be 100% of the principal amount plus accrued and unpaid interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company engaged principally in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life"), and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." Corporate consists of investment income from parent company liquidity, interest expense on debt and general expenses associated with parent company activities.

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

The Company computes future insurance policy benefits primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for future insurance policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for future insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating income. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for future insurance policy benefits provides a reasonably accurate level of reserves at March 31, 2003, however, if the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings, and these charges could be material.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

The Company's pre-tax income was $6.9 million for the period ended March 31, 2003 compared to $6.1 million for the same period of 2002. The Company had net realized and unrealized gains of $.3 million in 2003 and $.2 million in 2002. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, pre-tax income increased 11.9% to $6.6 million in 2003 from $5.9 million in 2002. Net income was $4.4 million, or $.56 per share, diluted, for the quarter ended March 31, 2003 versus $3.9 million, or $.49 per share, diluted, in 2002.

Insurance Group

The Insurance Group's pre-tax income increased $.5 million to $7.3 million in 2003 from $6.8 million in 2002. These results include net realized and unrealized gains of $.3 million in 2003 compared to $.2 million in 2002. Pre-tax income excluding net realized and unrealized gains increased to $7.0 million in 2003 compared to $6.6 million in 2002.

Premium revenues grew $5.2 million to $33.9 million in 2003 from $28.7 million in 2002; premium revenues increased $2.2 million at Madison Life and $3.0 million at Standard Life. The change at Madison Life is comprised of: a $1.4 million increase in the credit line of business due to the termination of a reinsurance treaty January 1, 2002; and an increase of $.8 million from the medical stop-loss line of business which commenced writing premium in 2002. The change at Standard Life is comprised of the following increases: $2.3 million in medical stop-loss premiums due to higher volume in 2003; $.5 million in the provider excess line; and $.2 million net from all other lines of business.

Total net investment income decreased $1.4 million due to an overall decrease in yield on assets. The annualized return on investments of the Insurance Group was 6.4% in the first quarter of 2003 and 7.4% in the first quarter of 2002. Included in net investment income is $.4 million of income from the Company's investment in American Independence Corp. ("AMIC").

Other income decreased $1.6 million due to a $.9 million decrease at Standard Life and a $.7 million decrease at Madison Life in each case resulting from the sale of MGU subsidiaries to AMIC in the fourth quarter of 2002. In addition, Standard Life experienced other expense in the three months ended March 31, 2003, due to surrenders from a modified coinsurance agreement that is in runoff status.

Insurance benefits, claims and reserves increased $.8 million, reflecting increases of $.4 million at Madison Life and $.4 million at Standard Life. Madison Life's increase resulted from: $.6 million growth in the credit business partially offset by a $.1 million decrease in LTD claims and a $.1 million decrease in the group term life line of business. The change at Standard Life is comprised of: higher claims and reserves of $1.4 million from the medical stop-loss line due to the greater volume; offset by a decrease in reserves of $.5 million attributable to a reduction in the ordinary life line of business, which is in runoff and a $.5 million decrease in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.1 million. Madison Life's expenses increased $1.2 million due to greater commission expense, partially offset by lower general expenses due to the sale of a subsidiary.

Corporate

The pre-tax loss for corporate decreased $.4 million to $.4 million for the quarter ended March 31, 2003 from $.8 million for the quarter ended March 31, 2002. The lower loss is primarily attributable to an increase in investment income of $.1 million and a reduction in compensation expense of $.3 million.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments. Such cash flow is partially used to finance liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations which are calculated using certain assumed interest rates.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 86.6% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at March 31, 2003. Also at such date, approximately 96.6% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2003, approximately 3.4% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company has a negligible amount invested in mortgage loans. The Company's had no non-performing fixed maturities at March 31, 2003.

Investment Impairments

The Company reviews its investments quarterly and monitors its investments continually for impairments. For the three months ended March 31, 2003 and 2002, the Company recorded a realized loss for other than temporary impairments of $3.8 million and $1.6 million, respectively. In 2003, $3.6 million of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from expected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company has invested in IO Securities to help actively manage its interest rate exposure. Typically these securities account for less than 2% of IHC's total portfolio assets and are rated AAA or better. In a rising interest rate environment, IO Securities will increase in value which acts to mitigate the loss on the balance of the bond portfolio. In a decreasing interest rate environment, IO Securities will lose value, but there will be gains in the rest of the bond portfolio. Although these securities performed as expected, the Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Security is considered other than temporarily impaired. The Company recorded a realized loss in the three months ended March 31, 2003 under EITF 99-20, since there had been a decrease in expected cash flows combined with a decline in the IO Securities' fair value below cost.

The Company's gross unrealized losses on fixed maturities totaled $7.4 million at March 31, 2003. Substantially all of these securities were investment grade. The remaining unrealized losses, primarily within the corporate securities portfolio, have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2003.

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

Balance Sheet

Total investments increased $13.3 million to $557.9 million at March 31, 2003. Such increase was slightly offset by an increase in due to brokers of $8.0 million due to the timing of securities trades. An increase in fixed maturities was offset by a decrease in securities purchased under agreements to resell. The $3.5 million increase in future insurance policy benefits reflects growth in the business. A net increase of $8.1 million in debt is due to the issuance of $10.0 million in trust preferred debt, partially offset by debt repayments of $1.9 million. The $2.2 million positive change in total stockholders' equity is due to net income generated in the three months ended March 31, 2003, partially offset by the net purchase of the Company's common stock and a decrease in unrealized gains on fixed maturity investments.

The Company had net receivables from reinsurers of $118.8 million at March 31, 2003. Substantially all of the business ceded to such reinsurers is of short duration. All of these receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at March 31, 2003.

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

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $17.9 million at March 31, 2003.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a decrease in unrealized gains of $1.6 million, net of deferred tax benefit and deferred policy acquisition costs, in accumulated other comprehensive income, reflecting net unrealized gains of $.1 million at March 31, 2003 versus $1.7 million at December 31, 2002. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

On April 22, 2003, the Company completed a cash tender offer for an additional 1.0 million shares of AMIC at a total cost of $9.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The Company monitors its investment portfolio on a continuous basis and believes that the liquidity of the Insurance Group will not be adversely affected by its current investments. This monitoring includes the maintenance of an asset-liability model that matches current insurance liability cash flows with current investment cash flows.

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2003 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2002. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit 99. Certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

b. A report on Form 8-K was filed on May 9, 2003 to announce 2003 first quarter record earnings.

c. A report on Form 8-K was filed on March 4, 2003 to announce 2002 fourth quarter and record net income from operations for 2002 year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(THE REGISTRANT)

                                                                              By: /s/ Roy T.K. Thung________________

                                                                             Chief Executive Officer and

                                                                              President

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

Dated: May 15, 2003

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

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	May 15, 2003

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

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	May 15, 2003