Form 10-Q
period 2003-06-30
INDEPENDENCE HOLDING CO
filed 2003-08-14
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2003
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______

Commission File Number: 0-10306

INDEPENDENCE HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	54-1407235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Cummings Point Road, Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 358-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2003
Common stock, $1.00 value	7,735,605

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
June 30, 2003 (unaudited) and December 31, 2002	3

Consolidated Statements of Operations -
Three and Six Months Ended June 30, 2003 and 2002 (unaudited)	4

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2003 and 2002 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and	14
Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Changes in Securities and Use of Proceeds	23

Item 3. Defaults upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	25

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	June 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$6,034	$1,101
Securities purchased under agreements to resell	29,111	25,805
Fixed maturities	455,858	429,217
Equity securities	25,144	14,745
American Independence Corp.	19,361	11,055
Other investments	49,360	62,713

Total investments	584,868	544,636

Cash and cash equivalents	15,917	13,292
Due from brokers	8,725	6,878
Deferred acquisition costs	26,306	26,427
Due and unpaid premiums	6,266	7,303
Due from reinsurers	135,543	125,874
Notes and other receivables	7,862	7,989
Other assets	14,815	11,729

TOTAL ASSETS	$800,302	$744,128

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$323,639	$308,611
Funds on deposit	195,384	191,386
Unearned premiums	17,463	16,502
Policy claims	7,720	7,654
Other policyholders' funds	4,860	4,686
Due to brokers	54,001	32,488
Due to reinsurers	8,140	6,232
Accounts payable, accruals and other liabilities	11,086	14,413
Debt	15,625	8,438

TOTAL LIABILITIES	637,918	590,410

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)		-
Common stock, 7,737,055 and 7,746,262 shares
issued and outstanding, net of 2,047,601 and
2,038,394 shares in treasury	7,737	7,746
Paid-in capital	75,848	77,539
Accumulated other comprehensive income:
Unrealized gains on investments, net	2,666	1,695
Retained earnings	76,133	66,738

TOTAL STOCKHOLDERS' EQUITY	162,384	153,718

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$800,302	$744,128

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
		(Unaudited)

REVENUES:
Premiums earned	$37,141	$33,854	$71,012	$62,509
Net investment income	9,828	9,526	18,238	19,121
Net realized gains	337	142	677	326
Equity income from American
Independence Corp.	536	-	937	-
Other income (expense)	244	2,175	(288)	3,669

	48,086	45,697	90,576	85,625

EXPENSES:
Insurance benefits, claims and reserves	25,605	24,840	48,675	47,062
Amortization of deferred acquisition
costs	1,548	1,605	3,224	2,932
Selling, general and administrative
expenses	13,005	12,697	23,729	22,921
Interest expense on debt	249	120	349	223

	40,407	39,262	75,977	73,138

Income before income tax	7,679	6,435	14,599	12,487
Income tax expense	2,721	2,342	5,204	4,445

Net income	$4,958	$4,093	$9,395	$8,042

Basic income per common share	$.64	$.53	$1.21	$1.03

WEIGHTED AVERAGE BASIC
COMMON SHARES	7,757	7,787	7,787	7,787

Diluted income per common share	$.63	$.51	$1.19	$1.00

WEIGHTED AVERAGE DILUTED
COMMON SHARES	7,901	8,026	7,926	8,008

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

SIX MONTHS ENDED JUNE 30, 2003 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,395	$8,042
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of deferred policy acquisition costs	3,224	2,932
Net realized gains	(677)	(326)
Depreciation and amortization	386	439
Deferred tax benefit	(710)	248
Other	(168)	(665)
Changes in assets and liabilities:
Change in insurance liabilities	17,345	16,330
Additions to deferred acquisition cost	(3,386)	(3,229)
Change in net amounts due from and to reinsurers	(7,760)	(2,103)
Change in income tax liability	(1,706)	349
Change in due and unpaid premiums	1,037	217
Other	(5,721)	1,796

Net cash provided by operating activities	11,259	24,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	19,666	(9,698)
Net (purchases) sales of short-term investments	(4,933)	2,331
Net (purchases) sales of securities under resale agreements	(3,306)	2,562
Sales and maturities of fixed maturities	852,850	759,852
Purchases of fixed maturities	(877,836)	(768,623)
Sales of equity securities	17,833	16,289
Purchases of equity securities	(27,146)	(12,335)
Sales of other investments	25,534	1,030
Additional investment in American Independence Corp.	(7,212)	-
Additional investments in other investments, net of distributions	(12,052)	(5,084)
Acquisition of companies	-	(3,357)
Net change in notes receivable	77	(3,049)
Other	23	(223)

Net cash used by investing activities	(16,502)	(20,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt Repayment of debt Proceeds (payments) on investment-type insurance contracts Exercise of common stock options Repurchase of common stock Dividends paid	10,000	-
	(2,813)	(938)
	2,882	(816)
	2,055	-
	(3,869)	(55)
	(387)	(389)
Net cash provided (used) by financing activities Increase in cash and cash equivalents	7,868	(2,198)
	2,625	1,527
Cash and cash equivalents, beginning of year	13,292	10,395
Cash and cash equivalents, end of period	$15,917	$11,922

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

The Company also owns 31.7% of American Independence Corp. ("AMIC"). AMIC is an insurance holding company that owns three managing general underwriters that produce business for, and a reinsurer that assumes business from, Standard Life and Madison Life.

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 58% of IHC's outstanding common stock at June 30, 2003.

(B) Principles of Consolidation and Preparation of Financial Statements

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in the prior year's consolidated financial statements and have been reclassified to conform to the 2003 presentation.

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

The Company applies Accounting Principles Board ("APB") Opinion No. 25,

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

(C) Stock-Based Compensation

"Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan. Since stock options under the plan are issued with an exercise price equal to the stock's fair value on date of grant, no compensation cost has been recognized in the Consolidated Statements of Operations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value based method of accounting for stock-based compensation. At June 30, 2003, the Company continued to apply the intrinsic value method. SFAS 148 also requires more prominent disclosures in both annual and interim financial statements about the method used and its effect on reported results.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICE (Continued)

(C) Stock-Based Compensation

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the three months and six months ended June 30, 2003 and 2002 would have been as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net income, as reported	$4,958	$4,093	$9,395	$8,042
Add SAR expense included in
reported net income, net of tax	19	97	19	130
Deduct SAR and stock option
expense under SFAS No. 123
net of tax	(164)	(286)	(237)	(418)
Pro forma net income	$4,813	$3,904	$9,177	$7,754

Basic income per common share:
As reported	$.64	$.53	$1.21	$1.03
Pro forma	$.62	$.50	$1.18	$1.00

Diluted income per common share:
As reported	$.63	$.51	$1.19	$1.00
Pro forma	$.61	$.49	$1.16	$.97

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation are 144,000 and 239,000 shares for the three months ended June 30, 2003 and 2002, respectively, and 139,000 and 221,000 shares for the six months ended June 30, 2003 and 2002, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

NOTE 3. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rate expected to be applicable for the current year.

The income tax expense for the six months ended June 30, 2003, allocated to stockholders' equity for the increase in the net unrealized gains on investment securities was $571,000. The related deferred tax liability increased to $1,544,000 at June 30, 2003 from $973,000 at December 31, 2002.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $5,585,000 and $3,668,000 for the six months ended June 30, 2003 and 2002, respectively. Cash payments for interest were $95,000 and $105,000 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income include net income or loss reported in the consolidated statements of operations and unrealized gains and losses reported directly in stockholders' equity. The latter amounts consist of unrealized (losses) gains on available-for-sale securities, net of taxes and deferred acquisition costs. Comprehensive income for the three months and six months ended June 30, 2003 and 2002 is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income	$4,958	$4,093	$9,395	$8,042
Unrealized gains (losses) on
available-for-sale securities	2,596	1,405	971	(2,045)
Comprehensive income	$7,554	$5,498	$10,366	$5,997

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SEGMENT REPORTING

The Insurance Group engages principally in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands)

Revenues:
Medical stop-loss	$19,680	$18,595	$36,249	$32,708
Group disability, life, annuities
and DBL	11,244	12,138	22,244	23,551
Individual life, annuities and
other	11,035	10,987	20,706	21,866
Credit life and disability	5,306	3,668	9,834	6,737
Corporate	484	167	866	437
Net realized gains	337	142	677	326
	$48,086	$45,697	$90,576	$85,625

Income before income taxes:
Medical stop-loss	$4,179	$3,472	$7,423	$5,667
Group disability, life, annuities
and DBL	1,444	2,123	2,698	3,767
Individual life, annuities and
other	2,414	2,469	4,449	4,719
Credit life and disability	294	(360)	734	171
Corporate	(740)	(1,291)	(1,033)	(1,940)
Interest expense on debt	(249)	(120)	(349)	(223)
Net realized gains	337	142	677	326
	$7,679	$6,435	$14,599	$12,487

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which requires an issuer of mandatorily redeemable financial instruments to classify such instruments as a liability and to measure such liability at its present value, using the rate implicit at the inception of the contract. In addition, all future dividends paid to holders of those instruments are

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

to be reflected as interest cost. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the difference between the measurement of the liability upon adoption and the previous carrying value as the cumulative effect of a change in accounting principles. We do not expect SFAS No. 150 will have a material effect on the Company's consolidated financial statements, as the trust preferred securities described in Note 9 have been reported as liabilities from their issuance date.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. Provisions that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect SFAS No. 149 will have a material impact on the Company's consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires that certain disclosures be made by a guarantor in its financial statements about its obligations under guarantees, effective for financial statements for periods ending after December 15, 2002. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 8. AMERICAN INDEPENDENCE CORP.

At June 30, 2003, the Company owned 31.7% of AMIC and accounted for its investment under the equity method of accounting. The carrying value of the Company's investment in AMIC was $19,361,000 at June 30, 2003 and its equity income was $937,000 and $536,000 for the six months and three months ended June 30, 2003, respectively. The Company has recorded $3,601,000 of goodwill related to its investment in AMIC. The Company completed a cash tender offer for an additional 1,000,000 shares (approximately 12%) of AMIC's outstanding common stock on April 22, 2003, at a cost of $9,000,000. AMIC is an insurance holding company that does business with the Insurance Group.

NOTE 9. TRUST PREFERRED DEBT

On March 27, 2003, Independence Preferred Trust I (the "Trust "), a statutory business trust and wholly-owned subsidiary of the Company, issued securities having an aggregate liquidation amount of $10,000,000 (the "Capital Securities") to institutional buyers in a pooled trust preferred issue. The Trust received gross proceeds of $10,000,000 from the issuance of the Capital Securities, which the Trust then loaned to the Company to use for general corporate purposes. Trust preferred debt is included as debt in the consolidated balance sheet at June 30, 2003. Issuance costs included in other assets from the March 27, 2003 sale totaled approximately $300,000.

The distributions payable on the Capital Securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of April 7, 2033. The Company has no

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TRUST PREFERRED DEBT (Continued)

current intention to exercise its right to defer payments of interest on the Capital Securities.

The rate is fixed at 7.4% through a swap for the first five years and is set at approximately 400 basis points over the six month LIBOR thereafter. The Capital Securities are mandatorily redeemable upon maturity on April 7, 2033. The Company has the right to redeem the Capital Securities on or after April 7, 2008. If the Capital Securities were redeemed on or after April 7, 2008, the redemption price would be 100% of the principal amount plus accrued and unpaid interest.

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

The Company also owns 31.7% of American Independence Corp. ("AMIC"). AMIC is an insurance holding company that owns three managing general underwriters that produce business for, and a reinsurer that assumes business from, Standard Life and Madison Life.

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 58% of IHC's outstanding common stock at June 30, 2003.

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

The Company computes future insurance policy benefits primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for future insurance policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for future insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating income. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for future insurance policy benefits provides a reasonably accurate level of reserves at June 30, 2003, however, if the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings, and these charges could be material.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

The Company's pre-tax income was $7.7 million for the quarter ended June 30, 2003 compared to $6.4 million for the same period of 2002. The Company had net realized gains of $.3 million in 2003 and $.1 million in 2002. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from period to period. Excluding net realized and unrealized gains, pre-tax income increased 18% to $7.4 million in 2003 from $6.3 million in 2002. Net income was $5.0 million, or $.63 per share, diluted, for the quarter ended June 30, 2003 versus $4.1 million, or $.51 per share, diluted, in 2002.

Insurance Group

The Insurance Group's pre-tax income increased $.9 million to $8.7 million in 2003 from $7.8 million in 2002. These results include net realized and unrealized gains of $.3 million in 2003 compared to $.1 million in 2002. Pre-tax income excluding net realized and unrealized gains increased to $8.4 million in 2003 compared to $7.7 million in 2002.

Premium revenues grew $3.2 million to $37.1 million in 2003 from $33.9 million in 2002, all of which was attributable to Madison Life. The change at Madison Life is comprised of: an increase of $1.6 million in the credit line of business due to increased production; an increase of $1.9 million from the medical stop-loss line of business which Madison Life commenced writing in the third quarter of 2002; and a decrease of $.3 million in all other lines.

Total net investment income increased $.3 million due to an increase in investable assets partially offset by a decrease in yield. The annualized return on investments of the Insurance Group was 6.7% in the second quarter of 2003 and 7.5% in the second quarter of 2002.

Equity income increased $.5 million due to the Company's investment in AMIC.

Other income decreased $2.0 million due to a $2.4 million decrease resulting from the sale of IndependenceCare and RAS to AMIC in the fourth quarter of 2002, partially offset by an increase in other income of $.4 million at Standard Life.

Insurance benefits, claims and reserves increased $.8 million, reflecting an increase of $2.0 million at Madison Life and a decrease of $1.2 million at Standard Life. Madison Life's increase resulted from: a $.8 million increase in the credit business due to the increase in volume, a $1.1 million increase from the stop-loss line of business due to the increase in premiums and a $.1 million increase from other lines. The change at Standard Life is comprised of: higher claims and reserves of $.7 million from the medical stop-loss line due to the greater volume, which was more than offset by a decrease in reserves of $.6 million attributable to a reduction in the ordinary life line of business, which is in runoff, a decrease in reserves of $1.2 million from the provider excess line due to lower premiums and a $.1 million decrease in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.5 million resulting from: a decrease of $.5 million in Madison Life's expenses due to the sale of RAS to AMIC; an increase in Standard Life's expenses of $1.6 million due to an increase in commissions and general expenses; and a decrease of $.6 million due to the sale of IndependenceCare to AMIC whose expenses are not included in current year amounts.

Corporate

The pre-tax loss for corporate decreased $.4 million to $1.0 million for the quarter ended June 30, 2003 from $1.4 million for the quarter ended June 30, 2002. The lower loss is primarily attributable to an increase in investment income of $.4 million.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

The Company's pre-tax income was $14.6 million for the period ended June 30, 2003 compared to $12.5 million for the same period of 2002. The Company had net realized and unrealized gains of $.7 million in 2003 and $.3 million in 2002. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from year to year. Excluding net realized and unrealized gains, pre-tax income increased 13.9% to $13.9 million in 2003 from $12.2 million in 2002. Net income was $9.4 million, or $1.19 per share, diluted, for the six months ended June 30, 2003 versus $8.0 million, or $1.00 per share, diluted, in 2002.

Insurance Group

The Insurance Group's pre-tax income increased $1.3 million to $16.0 million in 2003 from $14.7 million in 2002. These results include net realized and unrealized gains of $.7 million in 2003 compared to $.3 million in 2002. Pre-tax income excluding net realized and unrealized gains increased to $15.3 million in 2003 compared to $14.4 million in 2002.

Premium revenues grew $8.5 million to $71.0 million in 2003 from $62.5 million in 2002; premium revenues increased $5.6 million at Madison Life and $2.9 million at Standard Life. The change at Madison Life is comprised of: a $3.0 million increase in the credit line of business due to an increase in premium production and higher retention resulting from the termination of a reinsurance treaty January 1, 2002; an increase of $2.7 million from the medical stop-loss line of business which commenced writing premium in the third quarter of 2002; and a decrease of $.1 million from all other lines. The change at Standard Life is comprised of an increase of $4.7 million in medical stop-loss premiums due to higher volume in 2003 partially offset by a $.8 million decrease in the provider excess line and a $1.0 million net decrease from all other lines of business.

Total net investment income decreased $.9 million comprised of: a $.6 million decrease at Madison Life and a $.3 million decrease at Standard Life, due to an overall decrease in yield on assets partially offset by an increase in assets. The annualized return on investments of the Insurance Group was 6.6% in the six months of 2003 and 7.5% in the six months of 2002.

Equity income increased $.9 million due to the Company's investment in AMIC.

Other income (expense) decreased $4.0 million. A $2.0 million decrease at Madison Life and a $1.6 million decrease at IndependenceCare resulted from the sale of RAS and IndependenceCare to AMIC in the fourth quarter of 2002. In addition, Standard Life experienced $.4 million of other expense in the six months ended June 30, 2003, due to surrenders from a modified coinsurance agreement that is in runoff status.

Insurance benefits, claims and reserves increased $1.6 million, reflecting an increase of $2.4 million at Madison Life and a $.8 million decrease at Standard Life. The increase at Madison Life is attributable to: a $1.7 million increase in the newly commenced stop-loss line;

a $1.5 million increase in the credit business due to the growth in this line; partially offset by a $.2 million decrease in LTD claims, and a net $.6 million decrease in the remaining lines. The change at Standard Life is comprised of: higher claims and reserves of $2.5 million from the medical stop-loss line due to the greater volume; more than offset by a decrease in reserves of $1.1 million attributable to a reduction in the ordinary life line of business which is in runoff; a decrease of $1.2 million from the provider excess line: and a decrease of $.7 million from the point of service line due to lapse of one large case. The remaining $.3 million decrease is from all other lines of business.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $1.5 million. Madison Life had a $.7 million increase and Standard Life had an increase of $2.0 million, partially offset by $1.2 million of lower expenses due to the sale of IndependenceCare to AMIC. Madison Life's expenses increased due to greater commission expense. The increase at Standard Life is primarily due to higher commissions and taxes.

Corporate

The pre-tax loss for corporate decreased $.8 million to $1.4 million for the six months ended June 30, 2003 from $2.2 million for the six months ended June 30, 2003. The lower loss is primarily attributable to an increase in investment income of $.5 million and a reduction in compensation expense of $.3 million.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 81% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at June 30, 2003. Also at such date, approximately 94% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2003, approximately 6% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company has no mortgage loans or real estate. The Company's had no non-performing fixed maturities at June 30, 2003.

Investment Impairments

The Company reviews its investments quarterly and monitors its investments continually for impairments. For the six months ended June 30, 2003 and 2002, the Company recorded a realized loss for other than temporary impairments of $5.2 million and $1.6 million, respectively. In 2003, $5.0 million of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from expected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company has invested in IO Securities to help actively manage its interest rate exposure. Typically these securities account for less than 2% of IHC's total portfolio assets and are rated AAA or better. In a rising interest rate environment, IO Securities will increase in value which acts to mitigate the loss on the balance of the bond portfolio. In a decreasing interest rate environment, IO Securities will lose value, but there will be gains in the rest of the bond portfolio. Although these securities performed as expected, the Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Security is considered other than temporarily impaired. The Company records a realized loss under EITF 99-20 when there has been a decrease in expected cash flows combined with a decline in the IO Securities' fair value below cost.

The Company's gross unrealized losses on fixed maturities totaled $6.3 million at June 30, 2003. Substantially all of these securities were investment grade. The remaining unrealized losses, primarily within the corporate securities portfolio, have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2003.

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

Balance Sheet

Total investments increased $40.3 million to $584.9 million at June 30, 2003 from $544.6 million at December 31, 2002. Such increase was partially offset by an increase in due to brokers of $22 million due to the timing of securities trades. An increase in fixed maturities was offset by a decrease in other investments. The $15.0 million increase in future insurance policy benefits reflects growth in the business. A net increase of $7.2 million in debt is due to the issuance of $10.0 million in trust preferred debt, partially offset by debt repayments of $2.8 million. The $8.7 million positive change in total stockholders' equity is due to net income generated in the six months ended June 30, 2003, an increase in net unrealized gains on investments and proceeds from the exercise of stock options, partially offset by repurchases of the Company's common stock.

The Company had net receivables from reinsurers of $127.4 million at June 30, 2003. Substantially all of the business ceded to such reinsurers is of short duration. All of these receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at June 30, 2003.

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

Total corporate liquidity (cash, cash equivalents, resale agreements and marketable securities) amounted to $9.4 million at June 30, 2003.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced an increase in unrealized gains of $1.0 million, net of deferred tax benefit and deferred policy acquisition costs, in accumulated other comprehensive income, reflecting net unrealized gains of $2.7 million at June 30, 2003 versus $1.7 million at December 31, 2002. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2003 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2002. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. Based on that evaluation, each of the President and Chief Executive Officer and the Chief Financial Officer has concluded that the disclosure controls and procedures at June 30, 2003 are effective in ensuring that all material information required to be filed in this quarterly report has been made known in a timely fashion. During the quarter ended June 30, 2003, there have been no significant changes in internal controls over financial reporting or in factors that could significantly affect internal controls over financial reporting.

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

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 20, 2003, the following 7 nominees were re-elected for one-year terms on the Board of Directors:

Larry R. Graber, Allan C. Kirkman, Steven B. Lapin, Edward Netter, Robert P. Ross, Jr., James G. Tatum and Roy T.K. Thung.

The vote on the election of the above nominees was:

For: At Least 7,290,149 shares

Against: No more than 123,165 shares

The appointment of KPMG LLP as independent auditors for 2003 was ratified by a vote of 7,399,563 shares for, 11,670 shares against, and 2,531 shares abstaining. There were no broker non-votes.

In addition, at such meeting, the 2003 Stock Incentive Plan was approved by a vote of 7,218,018 shares for, 83,022 shares against, and 112,724 shares abstaining. There were no broker non-votes.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 31.1 and 31.2 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 and 32.2 - Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Report on Form 8-K

A report on Form 8-K was filed on May 9, 2003 to disclose a press release dated May 7, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(THE REGISTRANT)

By: /s/ Roy T.K. Thung________________

Roy T. K. Thung

President and Chief Executive Officer

By: /s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and Chief Financial Officer

Dated: August 14, 2003