Form 10-Q
period 2003-09-30
INDEPENDENCE HOLDING CO
filed 2003-11-13
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______

Commission File Number: 0-10306

INDEPENDENCE HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	54-1407235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Cummings Point Road, Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2003
Common stock, $1.00 value	7,726,688

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
September 30, 2003 (unaudited) and December 31, 2002	3

Consolidated Statements of Operations -
Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)	4

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2003 and 2002 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and	14
Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Changes in Securities and Use of Proceeds	23

Item 3. Defaults upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	24

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$1,738	$1,101
Securities purchased under agreements to resell	34,571	25,805
Fixed maturities	436,521	429,217
Equity securities	25,409	14,745
American Independence Corp.	20,214	11,055
Other investments	44,152	62,713

Total investments	562,605	544,636

Cash and cash equivalents	32,473	13,292
Due from brokers	22,668	6,878
Deferred acquisition costs	27,420	26,427
Due and unpaid premiums	5,946	7,303
Due from reinsurers	137,183	125,874
Notes and other receivables	8,568	7,989
Other assets	15,025	11,729

TOTAL ASSETS	$811,888	$744,128

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$327,720	$308,611
Funds on deposit	198,760	191,386
Unearned premiums	16,908	16,502
Policy claims	7,042	7,654
Other policyholders' funds	5,118	4,686
Due to brokers	45,070	32,488
Due to reinsurers	7,191	6,232
Accounts payable, accruals and other liabilities	17,106	14,413
Trust preferred securities	10,000	-
Debt	12,500	8,438

TOTAL LIABILITIES	647,415	590,410

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,729,388 and 7,746,262 shares
issued and outstanding, net of 2,055,268 and
2,038,394 shares in treasury	7,729	7,746
Paid-in capital	75,610	77,539
Accumulated other comprehensive income:
Unrealized gains on investments, net	508	1,695
Retained earnings	80,626	66,738

TOTAL STOCKHOLDERS' EQUITY	164,473	153,718

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$811,888	$744,128

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(Unaudited)

REVENUES:
Premiums earned	$37,996	$36,932	$109,008	$99,441
Net investment income	8,715	9,014	26,953	28,135
Net realized (losses) gains	(159)	138	518	464
Equity income (loss) from American
Independence Corp.	770	(600)	1,707	(600)
Other income (expense)	273	1,502	(15)	5,171

	47,595	46,986	138,171	132,611

EXPENSES:
Insurance benefits, claims and reserves	26,061	28,741	74,736	75,803
Amortization of deferred acquisition
costs	2,062	1,422	5,286	4,354
Selling, general and administrative
expenses	12,388	10,026	36,117	32,947
Interest expense	259	113	608	336

	40,770	40,302	116,747	113,440

Income before income taxes	6,825	6,684	21,424	19,171
Income tax expense	2,332	2,410	7,536	6,855

Net income	$4,493	$4,274	$13,888	$12,316

Basic income per common share	$.58	$.55	$1.79	$1.58

WEIGHTED AVERAGE BASIC
COMMON SHARES	7,728	7,790	7,767	7,788

Diluted income per common share	$.57	$.53	$1.75	$1.54

WEIGHTED AVERAGE DILUTED
COMMON SHARES	7,910	8,025	7,918	8,015

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2003 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,888	$12,316
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of deferred acquisition costs	5,286	4,354
Net realized gains	(518)	(464)
Depreciation and amortization	564	627
Deferred tax expense (benefit)	1,859	(67)
Other	(354)	(837)
Changes in assets and liabilities:
Net sales of trading securities	202	9
Change in insurance liabilities	21,297	26,689
Additions to deferred acquisition costs	(5,654)	(5,779)
Change in net amounts due from and to reinsurers	(10,350)	(5,809)
Change in income tax liability	(1,879)	2,582
Change in due and unpaid premiums	1,357	(909)
Other	(1,556)	(326)

Net cash provided by operating activities	24,142	32,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	(3,208)	(8,132)
Net (purchases) sales of short-term investments	(633)	2,385
Net purchases of securities under agreements to resell	(8,766)	(41,104)
Sales and maturities of fixed maturities	1,091,557	1,285,618
Purchases of fixed maturities	(1,102,059)	(1,247,008)
Sales of equity securities	13,711	20,061
Purchases of equity securities	(23,360)	(15,008)
Additional investment in American Independence Corp.	(7,439)	-
Sales of other investments	38,624	13,108
Additional investments in other investments, net of distributions	(19,763)	(32,369)
Acquisition of companies	-	(3,357)
Net change in notes receivable	45	(2,812)
Other	(698)	(259)

Net cash used by investing activities	(21,989)	(28,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from trust preferred securities	10,000	-
Proceeds from issuance of debt Repayment of debt Proceeds (payments) on investment-type insurance contracts Exercise of common stock options Repurchase of common stock Dividends paid	12,500	-
	(8,438)	(1,875)
	5,413	(1,768)
	2,122	2
	(4,182)	(1,647)
	(387)	(389)
Net cash provided (used) by financing activities Increase (decrease) in cash and cash equivalents	17,028	(5,677)
	19,181	(2,168)
Cash and cash equivalents, beginning of year	13,292	10,395
Cash and cash equivalents, end of period	$32,473	$8,227

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A) Business and Organization

Independence Holding Company ("IHC") is a holding company principally engaged in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life") and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

The Company also owns 31.7% of American Independence Corp. ("AMIC"). AMIC is an insurance holding company that owns three managing general underwriters that produce business for, and a reinsurer that assumes business from, Standard Life and Madison Life.

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 59% of IHC's outstanding common stock at September 30, 2003.

(B) Principles of Consolidation and Preparation of Financial Statements

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in the prior year's consolidated financial statements and have been reclassified to conform to the 2003 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

(C) Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan. Since stock options under the plan are issued with an exercise price equal to the stock's fair value on date of grant, no compensation cost has been recognized in the Consolidated Statements of Operations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value based method of accounting for stock-based compensation. At September 30, 2003, the Company continued to apply the intrinsic value method. SFAS 148 also requires more prominent disclosures in both annual and interim financial statements about the method used and its effect on reported results.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

(C) Stock-Based Compensation (Continued)

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the three months and nine months ended September 30, 2003 and 2002 would have been as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net income, as reported	$4,493	$4,274	$13,888	$12,316
Add SAR expense included in
reported net income, net of tax	10	-	29	130
Deduct SAR and stock option
expense under SFAS No. 123
net of tax	(183)	(68)	(420)	(486)
Pro forma net income	$4,320	$4,206	$13,497	$11,960

Basic income per common share:
As reported	$.58	$.55	$1.79	$1.58
Pro forma	$.56	$.54	$1.74	$1.54

Diluted income per common share:
As reported	$.57	$.53	$1.75	$1.54
Pro forma	$.55	$.52	$1.71	$1.49

NOTE 2. INCOME PER COMMON SHARE

Included in the diluted earnings per share calculation are 182,000 and 235,000 shares for the three months ended September 30, 2003 and 2002, respectively, and 151,000 and 227,000 shares for the nine months ended September 30, 2003 and 2002, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INCOME TAXES

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rate expected to be applicable for the current year.

The income tax benefit for the nine months ended September 30, 2003, allocated to stockholders' equity for the decrease in the net unrealized gains on investment securities was $691,000. The related deferred tax liability decreased to $282,000 at September 30, 2003 from $973,000 at December 31, 2002.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for income taxes were $5,880,000 and $3,954,000 for the nine months ended September 30, 2003 and 2002, respectively. Cash payments for interest were $371,000 and $336,000 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income include net income or loss reported in the consolidated statements of operations and unrealized gains and losses reported directly in stockholders' equity. The latter amounts consist of unrealized (losses) gains on available-for-sale securities, net of taxes and deferred acquisition costs. Comprehensive income for the three months and nine months ended September 30, 2003 and 2002 is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$4,493	$4,274	$13,888	$12,316
Unrealized (losses) gains on
available-for-sale securities	(2,158)	722	(1,187)	(1,323)
Comprehensive income	$2,335	$4,996	$12,701	$10,993

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SEGMENT REPORTING

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(in thousands)

Revenues:
Medical stop-loss	$20,833	$18,049	$57,082	$50,757
Group disability, life, annuities
and DBL	11,081	11,649	33,325	35,200
Individual life, annuities and
other	10,551	13,476	31,257	35,342
Credit life and disability	4,993	3,651	14,827	10,388
Corporate	296	23	1,162	460
Net realized (losses) gains	(159)	138	518	464
	$47,595	$46,986	$138,171	$132,611

Income before income taxes:
Medical stop-loss	$3,147	$3,654	$10,570	$9,321
Group disability, life, annuities
and DBL	2,885	2,298	5,583	6,065
Individual life, annuities and
other	1,949	1,968	6,398	6,687
Credit life and disability	(55)	(353)	679	(182)
Corporate	(683)	(908)	(1,716)	(2,848)
Interest expense on debt	(259)	(113)	(608)	(336)
Net realized (losses) gains	(159)	138	518	464
	$6,825	$6,684	$21,424	$19,171

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

to be reflected as interest cost. As originally issued, SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatorily redeemable non-controlling interests (such as a consolidated subsidiary's trust preferred securities) has been deferred indefinitely by the FASB, pending further Board action. Upon adoption of SFAS No. 150, transition is achieved by reporting the difference, (if any) between the measurement of the liability upon adoption and the previous carrying value as the cumulative effect of a change in accounting principle. We do not expect SFAS No. 150 will have a material effect on the Company's consolidated financial statements, as the trust preferred securities described in Note 9 have been reported as liabilities from their issuance date, which is in accordance with the present requirements of SFAS No. 150.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. Provisions that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial statements.

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

by a guarantor in its financial statements about its obligations under guarantees, effective for financial statements for periods ending after December 15, 2002. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued r modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN 46 in the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 8. AMERICAN INDEPENDENCE CORP.

At September 30, 2003, the Company owned 31.7% of AMIC (an insurance holding company that does business with the Insurance Group) and accounted for its investment under the equity method of accounting. The carrying value of the Company's investment in AMIC was $20,214,000 at September 30, 2003 and its equity income was $1,707,000 and $770,000 for the nine months and three months ended September 30, 2003, respectively. The Company has recorded $1,632,000 of goodwill related to its investment in AMIC. The Company completed a cash tender offer for an additional 1,000,000 shares (approximately 12%) of AMIC's outstanding common stock on April 22, 2003, at a cost of $9,000,000.

NOTE 9. TRUST PREFERRED SECURITIES

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

NOTE 9. TRUST PREFERRED SECURITIES (Continued)

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

The interest rate is fixed at 7.4% through a swap for the first five years and is set at approximately 400 basis points over the nine month LIBOR thereafter. The Capital Securities are mandatorily redeemable upon maturity on April 7, 2033. The Company has the right to redeem the Capital Securities on or after April 7, 2008. If the Capital Securities were redeemed on or after April 7, 2008, the redemption price would be 100% of the principal amount plus accrued and unpaid interest.

NOTE 10. DEBT

A subsidiary of IHC entered into a $12,500,000 line of credit on September 8, 2003. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions, and (iii) is secured by the stock of Madison Life and the assets of such subsidiary of IHC. At September 30, 2003, there was $12,500,000 outstanding under the line of credit at an interest rate of 3.96% fixed, through a swap, for the term of the line of credit, which matures on September 1, 2006. The proceeds were used to pay off existing debt of $5,625,000 and for general corporate purposes.

NOTE 11. COMMITMENTS

On July 2, 2003, IHC became a limited partner investor in Dolphin Domestic Fund II, L.P. by making a commitment to invest $7,000,000 in the fund, of which $1,750,000 is currently funded and included in other investments in the consolidated balance sheet at September 30, 2003. The remaining $5,250,000 is subject to capital call by the General Partner with 7 days prior written notice.

Dolphin Domestic Fund II, L.P. generally is expected to make investments in companies where it can employ an "active investor" approach to investing. It will primarily seek to acquire significant positions in the debt and/or equity of publicly traded securities of North American Companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life"), and their subsidiaries (collectively, the "Insurance Group"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." Corporate consists of investment income from parent company liquidity, interest expense on debt and general expenses associated with parent company activities.

The Company also owns 31.7% of American Independence Corp. ("AMIC"). AMIC is an insurance holding company that owns Independence American Insurance Company ("IAIC") and three managing general underwriters that produce business for, and a reinsurer that assumes business from, Standard Life and Madison Life.

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 59% of IHC's outstanding common stock at September 30, 2003.

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

The Company computes future insurance policy benefits primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for future insurance policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for future insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating income. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for future insurance policy benefits provides a reasonably accurate level of reserves at September 30, 2003, however, if the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings, and these charges could be material.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Net realized gains and losses on investments are computed using the specific identification method and are reported in the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying consolidated statements of operations as realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

The Company's pre-tax income was $6.8 million for the quarter ended September 30, 2003 compared to $6.7 million for the same period of 2002. The Company had a net realized loss of $.2 million in 2003 and a net realized gain of $.1 million in 2002. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from period to period. Excluding net realized and unrealized gains (losses), pre-tax income increased 6.1% to $7.0 million in 2003 from $6.6 million in 2002. Net income was $4.5 million, or $.57 per share, diluted, for the quarter ended September 30, 2003 versus $4.3 million, or $.53 per share, diluted, in 2002.

Insurance Group

The Insurance Group's pre-tax income decreased $.1 million to $7.7 million in 2003 from $7.8 million in 2002. These results include a net realized and unrealized loss of $.2 million in 2003 compared to net realized and unrealized gain of $.2 million in 2002. Pre-tax income excluding net realized and unrealized gains (losses) increased to $7.9 million in 2003 compared to $7.6 million in 2002.

Premium revenues grew $1.0 million to $38.0 million in 2003 from $37.0 million in 2002; premium revenues increased $2.7 million at Madison Life and decreased $1.7 million at Standard Life. The change at Madison Life is comprised of: an increase of $1.2 million in the credit line of business due to increased production; an increase of $1.8 million from the medical stop-loss line of business which Madison Life commenced writing in the third quarter of 2002; and a decrease of $.3 million in all other lines. The change at Standard Life is comprised of: a decrease of $3.7 million in individual annuity, which was the result of a reinsurance assumption transaction that took place in 2002; a $.8 million decrease in provider excess due to reduced production and the sale of IAIC to AMIC in 2002, and a net decease of $.9 million in all other lines partially offset by an increase of $3.7 million in stop-loss due to increased writings.

Total net investment income decreased $.7 million for the third quarter. The annualized return on investments of the Insurance Group was 6.4% in the third quarter of 2002 and 6.5% in the third quarter of 2002.

Equity income increased $1.4 million due to the Company's investment in AMIC. The Company recorded equity income of $.8 million in the third quarter of 2003 versus an equity loss of $.6 million in the third quarter of 2002. The loss in the third quarter of 2003 relates to the restructuring of AMIC.

Other income decreased $1.0 million primarily due to the sale of IndependenceCare and RAS to AMIC in the fourth quarter of 2002.

Insurance benefits, claims and reserves decreased $2.7 million, reflecting an increase of $.6 million at Madison Life and a decrease of $3.3 million at Standard Life. Madison Life's increase resulted from: a $1.3 million increase in the stop-loss business due to the increase in premium partially offset by a $.6 million decrease from the group term life line of business due to a decrease in reserves and a $.1 million decrease from other lines. The decrease at Standard Life is comprised of: $3.8 million attributable to a reduction in the annuity line due to a reinsurance assumption transaction which took place in 2002; a decrease in reserves of $1.0 million from the provider excess line due to the reduction in premiums; and a $.3 million decrease in all other lines; partially offset by higher claims and reserves of $1.8 million from the medical stop-loss line due to the greater volume.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $3.1 million resulting from: an increase of $2.8 million in Madison Life's expenses; and an increase in Standard Life's expenses of $1.0 million due to an increase in commissions and general expenses, taxes and fees; partially offset by a decrease of $.7 million due to the sale of IndependenceCare and RAS to AMIC.

Corporate

The pre-tax loss for corporate decreased $.2 million to $.9 million for the quarter ended September 30, 2003 from $1.1 million for the quarter ended September 30, 2002. The lower loss is primarily attributable to an increase in investment income of $.3 million, and an increase in realized gains of $.2 million, offset partially by a $.2 million increase in expenses and a $.1 decrease in other income.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

The Company's pre-tax income was $21.4 million for the period ended September 30, 2003 compared to $19.2 million for the same period of 2002. The Company had net realized and unrealized gains of $.5 million in both 2003 and 2002. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains (losses) from period to period. Excluding net realized and unrealized gains, pre-tax income increased 12% to $20.9 million in 2003 from $18.7 million in 2002. Net income was $13.9 million, or $1.75 per share, diluted, for the nine months ended September 30, 2003 versus $12.3 million, or $1.54 per share, diluted, in 2002.

Insurance Group

The Insurance Group's pre-tax income increased $1.2 million to $23.7 million in 2003 from $22.5 million in 2002. These results include net realized and unrealized gains of $.4 million in 2003 compared to $.6 million in 2002. Pre-tax income excluding net realized and unrealized gains increased to $23.3 million in 2003 compared to $21.9 million in 2002.

Premium revenues grew $9.6 million to $109.0 million in 2003 from $99.4 million in 2002; premium revenues increased $8.3 million at Madison Life and $1.3 million at Standard Life. The change at Madison Life is comprised of: a $4.3 million increase in the credit line of business due to an increase in premium production; an increase of $4.5 million from the medical stop-loss line of business which commenced writing premium in the third quarter of 2002; and a decrease of $.5 million from all other lines. The change at Standard Life is comprised of an increase of $8.4 million in medical stop-loss premiums due to higher volume in 2003 partially offset by: a $3.9 million decrease in the individual annuity line due to a reinsurance assumption transaction which took place in 2002; a $1.9 million decrease in provider excess due to reduced production and the sale of IAIC to AMIC in 2002; a $.9 million decrease in DBL due to a decrease in production and a $.4 million net decrease from all other lines of business.

Total net investment income decreased $2.0 million due to an overall decrease in yield on assets and the reduction in investments for the purchase of AMIC. The annualized return on investments of the Insurance Group was 6.7% in the nine months of 2003 and 7.1% in the nine months of 2002.

Equity income increased $2.3 million due to the Company's investment in AMIC. The Company recorded equity income of $1.7 million in the nine months ended September 30, 2003 versus an equity loss of $.6 million in the September 30, 2002 period. The loss in 2002 relates to the restructuring of AMIC.

Other income decreased $5.0 million. a $3.8 million decrease resulted from the sale of RAS and IndependenceCare to AMIC in the fourth quarter of 2002. In addition, Standard Life experienced $1. 2 million of other expense in the nine months ended September 30, 2003 due to surrenders from a modified coinsurance agreement that is in runoff status.

Insurance benefits, claims and reserves decreased $1.1 million, reflecting an increase of $3.0 million at Madison Life and a decrease of $4.1 million at Standard Life. The increase at Madison Life is attributable to: a $3.0 million increase in the newly commenced stop-loss line; a $1.8 million increase in the credit business due to the growth in this line; partially offset by: a $.5 million decrease in GTL claims; a $.3 million decrease in LTD; a $.6 million decrease in interest credited on annuity policies due to the decrease in rates and a net $.4 million decrease in the remaining lines. The change at Standard Life is comprised of: lower claims of $3.8 million from the annuity line due to a reinsurance assumption transaction which took place in 2002; a decrease in reserves of $2.1 million in the provider excess line of business which is due to improved experience and sale of subsidiary; an $.8 million decrease from the ordinarily life line due to runoff; a $.8 million decrease from the POS line due to the termination of one large case; a $.5 million decrease in behavioral health due to a decrease in retention; a $.3 million decrease in the blanket accident line due to improved experience and a $.2 million decrease in all other lines; partially offset by an increase of $4.4 million from the stop-loss line due to increased premiums on the line.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $4.6 million. Madison Life had a $ 5.0 million increase and Standard Life had an increase of $2.7 million, partially offset by $ 3.1 million of lower expenses due to the sale of IndependenceCare and RAS to AMIC. Madison Life's expenses increased due primarily to the increase in premium volume. The increase at Standard Life is primarily due to higher commissions and taxes.

Corporate

The pre-tax loss for corporate decreased $1.0 million to $2.3 million for the nine months ended September 30, 2003 from $3.3 million for the nine months ended September 30, 2002. The lower loss is primarily attributable to: an increase in investment income of $.9 million; a reduction in general expense of $.5 million, partially offset by an increase in interest expense of $.3 million and a reduction in other income of $.1 million.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 89% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at September 30, 2003. Also at such date, approximately 98% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2003, approximately 2% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company has no mortgage loans or real estate. The Company's had no non-performing fixed maturities at September 30, 2003.

Investment Impairments

The Company reviews its investments quarterly and monitors its investments continually for impairments. For the nine months ended September 30, 2003 and 2002, the Company recorded a realized loss for other than temporary impairments of $5.2 million and $2.8 million, respectively. The Company had no impairment charge for the three months ended September 30, 2003. In 2003, $5.0 million of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from expected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company has invested in IO Securities to help actively manage its interest rate exposure. Typically these securities account for less than 2% of IHC's total portfolio assets and are rated AAA or better. In a rising interest rate environment, IO Securities will increase in value which acts to mitigate the loss on the balance of the bond portfolio. In a decreasing interest rate environment, IO Securities will lose value, but there will be gains in the rest of the bond portfolio. Although these securities performed as expected, the Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Security is considered other than temporarily impaired. The Company records a realized loss under EITF 99-20 when there has been a decrease in expected cash flows combined with a decline in the IO Securities' fair value below cost.

The Company's gross unrealized losses on fixed maturities totaled $7.1 million at September 30, 2003. Substantially all of these securities were investment grade. The remaining unrealized losses, primarily within the corporate securities portfolio, have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at September 30, 2003.

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

Balance Sheet

Total investments increased $18.0 million to $562.6 million at September 30, 2003 from $544.6 million at December 31, 2002. Such increase includes the effect of increases of $15.8 million in due from brokers and $12.6 million in due to brokers as a result the timing of securities trades. The $19.1 million increase in future insurance policy benefits reflects growth in the business. A net increase of $4.1 million in debt is due to the Company's draw down of a new $12.5 million line of credit, partially offset by debt repayments of $8.4 million. The Company also issued $10.0 million in Trust Preferred Securities in 2003. The $10.8 million positive change in total stockholders' equity is due to net income generated in the nine months ended September 30, 2003, and proceeds from the exercise of stock options, partially offset by a decrease in net unrealized gains on investments and repurchases of the Company's common stock.

The Company had net receivables from reinsurers of $130.0 million at September 30, 2003. Substantially all of the business ceded to such reinsurers is of short duration. All of these receivables are either due from highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at September 30, 2003.

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

Total corporate liquidity (cash, cash equivalents, resale agreements, marketable securities, partnerships and other investments) amounted to $21.3 million at September 30, 2003.

Trust Preferred Securities

On March 27, 2003, Independence Preferred Trust I (the "Trust "), a statutory business trust and wholly-owned subsidiary of the Company, issued securities having an aggregate liquidation amount of $10.0 million (the "Capital Securities") to institutional buyers in a pooled trust preferred issue. The Trust received gross proceeds of $10.0 million from the issuance of the Capital Securities, which the Trust then loaned to the Company to use for general corporate purposes. Issuance costs from the March 27, 2003 sale totaled approximately $.3 million.

Debt

A subsidiary of IHC entered into a $12.5 million line of credit on September 8, 2003. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions, and (iii) is secured by the stock of Madison Life and the assets of such subsidiary of IHC. At September 30, 2003, there was $12.5 million outstanding under the line of credit at an interest rate of 3.96% fixed through a swap through the term of the line of credit which matures on September 1, 2006. The proceeds were used to pay off the existing debt of $5.6 million and for general corporate purposes.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a decrease in unrealized gains of $1.2 million, net of deferred tax benefit and deferred policy acquisition costs, in accumulated other comprehensive income, reflecting net unrealized gains of $.5 million at September 30, 2003 versus $1.7 million at December 31, 2002. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2003 given a 100 to 300 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2002. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. Based on that evaluation, each of the President and Chief Executive Officer and the Chief Financial Officer has concluded that the disclosure controls and procedures at September 30, 2003 are effective in ensuring that all material information required to be filed in this quarterly report has been made known in a timely fashion. During the quarter ended September 30, 2003, there have been no significant changes in internal controls over financial reporting or in factors that could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

            Exhibits 31.1 and 31.2 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibits 32.1 and 32.2 - Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Report on Form 8-K

            A report on Form 8-K was filed on July 31, 2003 to disclose a press release dated July 31, 2003.

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

Dated: November 13, 2003