Form 10-K
period 2003-12-31
INDEPENDENCE HOLDING CO
filed 2004-03-30
CIK 701869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMMISSION FILE NUMBER 0-10306

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

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _ No X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock equity was last sold, as of June 30, 2003 was $59,573,000.

7,737,721 shares of common stock were outstanding as of March 30, 2004.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

FORM 10-K CROSS REFERENCE INDEX
PART I
	Item 1.	Business	3

	Item 2.	Properties	14

	Item 3.	Legal Proceedings	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II
	Item 5.	Market for Registrant's Common Equity and Related
		Stockholder Matters	15

	Item 6.	Selected Financial Data	16

	Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	17 - 34

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	34

	Item 8.	Financial Statements and Supplementary Data	34

	Item 9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	34

	Item 9A.	Controls and Procedures	34

PART III
	Item 10.	Directors and Executive Officers of the Registrant	35

	Item 11.	Executive Compensation	35

	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management	35

	Item 13.	Certain Relationships and Related Transactions	35

	Item 14	Principal Accountant Fees and Services	35

PART IV
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	35-36

PART I

ITEM 1. BUSINESS

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life"), and their subsidiaries (collectively, the "Insurance Group") and its affiliate, American Independence Corp. (NASDAQ:AMIC). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Standard Life, which has an A (Excellent) rating from A.M. Best Company, Inc. ("Best"), is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin and licensed to sell insurance products in 46 states, the District of Columbia and the Virgin Islands and is an accredited reinsurer in New York, has an A- (Excellent) rating from Best. The Company has been informed by Best that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold securities of IHC.

The Company owns 39% of the common stock of AMIC. By virtue of its acquisition of the stock of First Standard Holdings Corp. from the Company in November 2002, AMIC is engaged in the insurance and reinsurance business through its operating subsidiaries: Independence American Insurance Company ("Independence American") and its managing general underwriter ("MGU") subsidiaries: IndependenceCare Holdings LLC, Risk Assessment Strategies, Inc. and Voorhees Risk Management LLC, d.b.a. Marlton Risk Management (the "AMIC MGUs"). The AMIC MGUs write medical stop-loss business for Standard Life and Madison Life, as well as other carriers. In addition, Independence American has entered into reinsurance treaties with Standard Life and Madison Life under which they cede to Independence American at least 15% of the medical stop-loss business written by Standard Life and Madison Life. Such treaties terminate December 31, 2014, unless sooner terminated by Independence American. In 2004, Independence American will receive an average of 18.5% of the medical stop-loss premiums written by Standard Life and Madison Life. Independence American also cedes managed care business to Standard Life. Two representatives of IHC are directors of AMIC and AMIC's operations are substantially being directed by the management of IHC.

For information pertaining to the Company's business segments, reference is made to Note 18 of the Notes to Consolidated Financial Statements included in Item 8.

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

The Company markets Employer Medical Stop-Loss, Provider Excess Loss and HMO Reinsurance primarily through managing general underwriters ("MGUs") who are non-salaried contractors that receive administrative fees. MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by the Company, billing and collecting premiums, paying commissions to third party administrators ("TPAs") and/or brokers, adjudicating claims, and overseeing the medical management process. The Company is responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and overseeing medical management of large claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. In order to accomplish this, the Company audits the MGUs' underwriting, claims and policy issuance practices to assure compliance with the Company's guidelines, provides the MGUs with access to its medical management experts, and reviews cases that require referral based on the Company's underwriting guidelines. During 2003, the Company marketed its Medical Stop-Loss products through 16 MGUs. The Company, together with its affiliates, owns significant equity interests in MGUs, including the AMIC MGUs, that produced a majority of the Company's Medical Stop-Loss business in 2003. See "MGU Equity Investments".

As a result of higher retention, anticipated increased production from current MGUs, and continued positive underwriting results, the Company anticipates continued positive financial results from its Medical Stop-Loss business for the coming year. See "Outlook" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

Group Disability; Life, Annuities and DBL

Group Long-Term and Short-Term Disability

The Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 40% and 90% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Benefit payments are reduced by social security, workers compensation, pension benefits and other income replacement payments. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments.

The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until the earlier of: recovery from disability, eligibility for long-term disability benefits or the end of the STD benefit period.

Madison Life's disability products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent ("MGA") that specializes in these target markets. The Company also sells through independent general agents and agents. These general agents are paid commissions based upon the amount of premiums produced.

The Company intends to increase sales by targeting its existing MGU relationships, maximizing its traditionally strong sales to school districts, municipalities and hospital employer groups.

New York Short-Term Disability

Standard Life markets a short-term statutory disability benefit product in New York State ("DBL"). All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness. The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten. The DBL business is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Standard Life anticipates expanding its DBL business through the addition of general agents, strategic marketing alliances and the acquisition of blocks of business.

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

The following lines of Standard Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, disability income, accidental medical, accidental death and AD&D insurance for athletes, executives and entertainers, and miscellaneous insurance business. Madison Life's runoff in this category consists of existing blocks of individual life (including pre-need (i.e., funeral expense coverage), traditional and interest-sensitive life blocks which were acquired in 1998, 1999, 2000, 2001 and 2003), individual accident and health products, annual and single premium deferred annuity contracts and individual annuity contracts.

In 2000, Madison Life began marketing an individual life product (with annuity and accumulation fund riders) to military and civilian government employees, primarily through payroll deduction, as a result of Madison Life's acquisition in 1999 of a block of this business with $78.0 million in reserves. This business, which is distributed through independent general agents and brokers who receive commissions, generated $3.6 million and $2.3 million of premiums in 2003 and 2002, respectively, which represented a 56.5% increase. Madison Life expects to expand the distribution of this product in 2004.

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

Generally, Madison Life's credit insurance coverage parameters are: (i) at inception of coverage, insureds must be under age 70 for life and under age 66 for disability; (ii) life coverage until the insured attains the age of 71 and disability coverage until the insured attains the age of 66; (iii) maximum life benefit of $110,000 and maximum aggregate disability benefit of $84,000; (iv) maximum monthly disability indemnity/benefit of $1,000; and (v) maximum term of coverage of 120 months. Over 80% of Madison Life's credit insurance net written premium is derived from financial institutions (banks, thrifts, credit unions and finance companies). Madison Life also markets through entities that arrange for the extension of credit (e.g., automobile, marine and motorcycle dealerships). Its credit insurance products are marketed and distributed by non-salaried general agents and brokers who receive commissions or service fees. Madison Life anticipates nominal expansion in its credit line in 2004.

The following table sets forth gross direct and assumed earned premiums and premiums earned of the Insurance Group by principal product for the years indicated (in thousands):

GROSS DIRECT AND ASSUMED EARNED PREMIUMS
	2003	2002	2001

Medical stop-loss	$257,128	$204,575	$162,976
Group disability; life, annuities and DBL	64,256	64,323	62,600
Individual life, annuities and other	26,630	32,595	40,775
Credit life and disability	20,126	15,829	15,370

	$368,140	$317,322	$281,721

PREMIUMS EARNED
	2003	2002	2001

Medical stop-loss	$76,122	$59,380	$40,309
Group disability; life, annuities and DBL	36,173	37,523	36,854
Individual life, annuities and other	17,957	21,885	18,824
Credit life and disability	19,155	14,102	12,255

	$149,407	$132,890	$108,242

The following table summarizes the aggregate life insurance in-force of the Insurance Group (in thousands):
	2003	2002	2001

LIFE INSURANCE IN-FORCE:
Group	$5,489,162	$5,402,402	$6,009,252
Individual term	279,411	274,273	299,687
Individual permanent	1,170,459	1,102,668	1,111,311
Credit	860,221	762,202	673,210

TOTAL LIFE INSURANCE IN-
FORCE (1), (2)	$7,799,253	$7,541,545	$8,093,460

NEW LIFE INSURANCE:
Group	$845,064	$658,106	$432,832
Individual term	318	961	20,837
Individual permanent	149,253	140,483	48,339
Credit	395,250	321,607	178,478
TOTAL NEW LIFE INSURANCE	$1,389,885	$1,121,157	$680,486

NOTES:

(1) Includes participating
insurance	$134,018	$134,191	$132,639

(2) Before ceded reinsurance of:
Group	$3,004,856	$2,941,806	$3,165,703
Individual	147,871	167,075	197,881
Credit	19,230	33,162	103,018

Total ceded reinsurance	$3,171,957	$3,142,043	$3,466,602

MGU EQUITY INVESTMENTS

MGUs are the principal distribution source for the Company's Medical Stop-Loss line of business. MGUs receive fee income, generally 8% to 12% of gross premium produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results.

In order to assure itself of a captive distribution network and to further participate in fee income as well as underwriting profit, the Company has made equity investments in Medical Stop-Loss MGUs through which it writes business. The Company and its affiliates currently have significant equity investments in 7 MGUs, including the AMIC MGUs. The Company anticipates that, taken as a whole, these MGUs will continue to contribute a high percentage of the Insurance Group's premiums in this line of business in 2004. IHC and its affiliates continue to seek additional strategic MGU investments.

PURCHASE OF POLICY BLOCKS

In December 2003, the Company acquired three blocks of annuity and life policies with reserves in excess of $92 million. Madison Life acquired two of these blocks of business from active companies. One block consisted of individual annuity contracts with reserves of $56.5 million. The other block primarily consisted of individual annuity contracts plus some supplementary contracts with a total reserve transfer of $15.1 million. Standard Life acquired the third block, which primarily consisted of individual life insurance and some annuities. The reserves transferred to Standard Life in this acquisition were $21 million. The business is being administered through Madison Life's systems and is partially reinsured to Madison Life.

Over the period 1998 - 2001, Madison Life acquired 11 blocks with reserves totaling $195.3 million from active companies, from the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA") on behalf of the receivers of liquidated companies, and from state insurance guarantee associations. These blocks were comprised of various types of policies, including individual life and annuity policies, pre-need and burial policies, disability income policies, and credit life and disability policies. The Company will continue to review actively acquisitions, and believes that it is well positioned to consummate additional acquisitions should the opportunity arise.

REINSURANCE AND POLICY RETENTION LIMITS

The Company has increased its average 2004 retention of the first $1 million of Medical Stop-Loss exposure to approximately 36%. In addition, in 2004, Standard Life and Madison Life will cede, on average, 18.5% of their Medical Stop-Loss business to their affiliate, Independence American Insurance Company. Standard Life continues to retain 100% of DBL premium, and retentions on other lines of business will remain relatively constant in 2004. The Company has sufficient capital to retain even greater risk, but it purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Maximum net retention limits for Standard Life at December 31, 2003 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) $500,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; and (v) $25,000 on its special disability business. For certain treaty years, Standard Life also maintains stop-loss and catastrophe reinsurance reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 2003, maximum net monthly retention limits on any one life for Madison Life were: (i) $5,000 per month on group long-term disability insurance; (ii) $1,400 per week on group short-term disability insurance; (iii) $175,000 per individual on group term life, accidental death benefits, including supplemental life and accidental death and dismemberment; (iv) $125,000 on substandard ordinary life, group credit life, group family life and individual ordinary life; (v) $400,000 on any one medical stop-loss claim; (vi) $1,200 per month on credit disability insurance; and (vii) $1,000 monthly benefit on individual accident and health insurance.

The following reinsurers represent 77.3% of the total ceded premium for the year ended December 31, 2003:

Independence American Insurance Co.	15.2%
General Reinsurance Corp.	13.7%
Reliastar Life Insurance Company	13.7%
Everest Reinsurance Co.	11.6%
American Re-Insurance Co.	10.0%
Odessy America Reinsurance Co.	6.7%
MHN Reinsurance Company of Arizona	6.4%
77.3%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to its affiliate, Independence American Insurance Company, (ii) to individual reinsurance companies that are rated "A" or better by Best or (iii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2003 and 2002, the Insurance Group's ceded reinsurance in-force was $3.2 billion and $3.1 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 17 of Notes to Consolidated Financial Statements.

INVESTMENTS AND RESERVES

More than 96.3% of the Company's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2003, approximately 96.3% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Board of Directors.

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

Under New York insurance law, there are restrictions relating to the amount of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment. For example, a New York life insurer cannot invest more than a certain percentage of its admitted assets in common or preferred shares of any one institution, obligations secured by any one property (other than those issued, guaranteed or insured by the United States or any state government or agency thereof), or medium and lower grade obligations. In addition, there are certain qualitative investment restrictions.

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as of December 31, 2003:

INVESTMENTS BY TYPE

	CARRYING	% OF TOTAL
	VALUE	INVESTMENTS

Fixed maturities:
Bonds:
United States Government and
authorities	$78,782	13.2%
States, municipalities and political
subdivisions	17,300	2.9%
Corporate securities	394,229	66.5%

Total fixed maturities	490,311	82.6%

Equity securities:
Common stocks:
Industrial, miscellaneous and other	4,259	0.7%
Non-redeemable preferred stocks	17,144	2.9%

Total equity securities	21,403	3.6%

Securities purchased under agreements
to resell	26,549	4.5%
Investment partnership interests	21,218	3.6%
Operating partnership interests	6,075	1.0%
Policy loans	18,088	3.1%
Investment in trust subsidiaries	682	0.1%
Other	437	-
Short-term investments	8,640	1.5%

Total investments	$593,403	100.0%

At December 31, 2003, 96.3% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 2003, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	49.9%
AA	2.1%
A	10.8%
BBB	33.5%
BB or lower	3.7%
100.0%

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income, and unrealized gains and losses recognized in accumulated other comprehensive income:
Consolidated Statements of	2003	2002	2001
Operations	(In thousands)
Net investment income	$35,796	$35,733	$34,495
Net realized and unrealized
gains (losses)	313	(7,558)	4,328
Consolidated Balance Sheets
Net unrealized (losses) gains	(2,366)	3,610	(2,857)

Total pre-tax investment
performance	$33,743	$31,785	$35,966

The net unrealized (losses) gains represent the change occurring during the year prior to adjustments for deferred acquisition costs and deferred taxes.

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

IHC is an insurance holding company; as such, IHC and the Insurance Group are subject to regulation and supervision by the insurance supervisory agencies of New York in the case of Standard Life and Wisconsin in the case of Madison Life. Each of Standard Life and Madison Life is also subject to regulation and supervision in all jurisdictions in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or holding company.

Certain transactions within the holding company system are also subject to regulation and supervision by such regulatory agencies. Terms of all such transactions must be fair and reasonable. Notice to or prior approval by the home state insurance department is required with respect to transactions affecting the ownership or control of a domestic insurer and of certain material transactions, including extraordinary dividend declarations, between an insurer and any person in its holding company system. Under New York and Wisconsin insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person. Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person; in Wisconsin, the presumption is defined as to more than ten percent of the voting securities of another person. Under New York law, an agreement to acquire control of an insurer domiciled in one of those states must be approved by the Commissioner of Insurance of that state. Under Wisconsin law, the Commissioner of Insurance has the right to disapprove an agreement to acquire control of a Wisconsin-domiciled insurer. In both states, the acquisition of control of a domestic insurer needs to be approved in advance by the Commissioner of Insurance. See Note 19 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

The Company has 161 employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol INHO. The following tabulation shows the high and low sales prices for IHC's common stock.

	HIGH	LOW

QUARTER ENDED:
December 31, 2003	$24.90	$21.00
September 30, 2003	25.92	20.32
June 30, 2003	22.52	18.91
March 31, 2003	21.87	17.08

	HIGH	LOW

QUARTER ENDED:
December 31, 2002	$22.45	$18.85
September 30, 2002	23.40	18.50
June 30, 2002	25.90	17.72
March 31, 2002	19.10	16.51

At March 8, 2004, the number of record holders of IHC's common stock was 1,177.

IHC declared a cash dividend of $.05 per share on its common stock on each of November 18, 2003 and November 13, 2002.

The Company's website is www.independenceholding.com.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

		Year Ended December 31,

	2003	2002	2001	2000	1999
		(in thousands, except per share data)
Income Data:
Total revenues	$187,878	$174,353	$151,590	$127,037	$123,024
Net income applicable to common
shares	18,593	15,813	14,383	11,352	10,404
Balance Sheet Data:
Total investments	593,403	533,581	537,090	490,507	441,252
Total assets	898,302	744,128	725,796	714,628	678,351
Insurance liabilities	640,430	528,839	513,224	526,192	509,258
Debt and junior subordinated
debt securities	35,182	8,438	12,188	15,000	15,000
Common stockholders' equity	168,896	153,718	137,548	126,533	103,551
Per Share Data:
Cash dividends declared per
common share	.05	.05	.05	.05	.05
Basic income per common share	2.40	2.03	1.83	1.44	1.30
Diluted income per common share	2.35	1.98	1.80	1.42	1.29
Book value per common share	21.86	19.84	17.66	16.06	13.11

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a holding company principally engaged in health insurance throughout the United States, and is a leader in the medical stop-loss industry nationally. The Company operates through its two insurance carriers (Standard Life and Madison Life) and its 39% ownership interest in American Independence Corp. ("AMIC"), which owns medical stop-loss managing general underwriters (MGUs). Through its ownership of AMIC and other MGUs, IHC controls a majority of the production sources for this core product, while maintaining profitability through disciplined underwriting. IHC also writes group disability/DBL, group life and annuities, individual life and annuities, and credit life and disability. These lines of business are targeted to niche markets. The majority of group life and disability business is focused in the upper Midwest school and public entity markets. The DBL business is written in New York State and administered through Standard Life's efficient web-based back office. Individual life and annuities are written under a nation-wide program for volunteer emergency service personnel. Our credit life and disability business is through a select group of producers.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model. Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss disability and DBL; mortality rates with respect to life insurance, and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. In addition, the Company's acquisition group assesses opportunities to acquire blocks of business based on the amount of reserves transferred and current interest rates. Finally, management focuses on managing the costs of our operations, which contributed to the Company's consistent profitability.

The following is a summary of key events for 2003:

  Net income of $18.6 million ($2.35 per share, diluted); increase of 19% from 2002

  Revenues of $187.9 million; 8% increase from 2002

  Assets of $897 million; 20.6% increase from 2002

  Book value of $21.86 per share; 10.2% increase from 2002

  Increased ownership interest in American Independence Corp. to 39% at December 31, 2003 from 19.9% at December 31, 2002

  Increased retention of medical stop-loss premium at Standard Life and Madison Life to an average of 30% in 2003 from 28% in 2002

  Generated investment income of 6.5% in 2003; interest income equaled 2002 (despite general trend of lower interest rates in 2003) due to increased investments in mortgage securities, high quality corporate bonds and preferred stock

  Investment portfolio continues to have an average AA rating and remains highly liquid

  89% of the Insurance Group's invested assets in investment grade fixed-income securities, cash and cash equivalents, resale agreements and policy loans; only 3.7% held directly in non-investment grade bonds and a negligible amount in mortgage loans

  Acquired 3 blocks of business with total reserves in excess of $92 million

  Issued $22 million in trust preferred securities and entered into a new $12.5 million debt facility

In recent years, we have experienced beneficial market changes in our core lines of business, however, most insurance business is cyclical. While the rates charged for medical stop-loss are increasing at a lesser rate than in recent years, increases in medical trend are also being held in check to a greater extent and deductibles and attachment points have increased, which reduces IHC's risk exposure. The Company remains optimistic that it will continue to produce profitable results while still growing its core businesses.

Prior to November 2002, the Insurance Group included equity interests in two managing general underwriters: IndependenceCare Holdings LLC ("IndependenceCare") and Risk Assessment Strategies, Inc. ("RAS") and a Delaware property and casualty insurer, Independence American Insurance Company ("Independence American", formerly known as First Standard Security Insurance Company). On June 30, 2002, the Company acquired the remaining shares of common stock and preferred stock held by minority shareholders to increase its ownership of RAS to 100%. On November 14, 2002, the Company sold the stock of First Standard Holdings Corp., which owned 100% of the stock of IndependenceCare, RAS and Independence American, to AMIC for $31.9 million in cash. At such time, IHC owned 19.9% of the stock of AMIC. The sale of FSHC resulted in a $4.6 million gain, net of tax ($8.1 million pre-tax) to the Company. On April 22, 2003, IHC completed a cash tender offer and acquired an additional 1 million shares of AMIC. Following the tender offer, IHC owned 31.7% of the stock of AMIC. On December 22, 2003, IHC purchased an additional 613,401 shares (or 7.3% of the outstanding shares in AMIC) in open market and private transactions, which brought IHC's percentage of ownership in AMIC to 39%. Two representatives of IHC are directors of AMIC and AMIC's operations are substantially being directed by the management of IHC.

Information pertaining to the Company's business segments is provided in Note 18 of Notes to Consolidated Financial Statements included in Item 8.

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

The Company computes insurance policy benefits primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for insurance policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance policy benefits provides a reasonably accurate level of reserves at December 31, 2003, however, if the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings, and these charges could be material.

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

Premium Revenue Recognition

Premiums from short-duration contracts are recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. Premiums from long duration contracts are recognized as revenue when due from policyholders.

2003 COMPARED TO 2002

Net income was $18.6 million, or $2.35 per share, diluted, for the year ended December 31, 2003 compared to $15.8 million, or $1.98 per share, diluted, for the year ended December 31, 2002. The Company's income before taxes increased $3.2 million to $28.7 million for the year ended December 31, 2003 from $25.5 million for 2002. The Company had net realized and unrealized gains of $.3 million in 2003 compared to net losses of $7.6 million in 2002. The net loss in 2002 was primarily attributable to other than temporary impairments on certain investment securities (see Liquidity). Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from year to year. The $3.2 million increase in income before taxes primarily consisted of: an increase in realized gains of $7.9 million and increases from the stop-loss line and individual annuity and life lines in 2003, partially offset by 2002 gains of $8.1 million on a sale of subsidiary and $1.3 million on the sale of real estate. Income tax expense increased $.5 million to $10.1 million in 2003 from $9.6 million 2002 reflecting the increase in income before taxes.

Insurance Group

The Insurance Group's income before taxes increased $10.8 million to $30.8 million from $20.0 million in 2002. These results include net realized and unrealized gains of $.2 million in 2003 compared to net realized and unrealized losses of $7.6 million in 2002.

Premium revenues increased $16.5 million to $149.4 million in 2003 from $132.9 million in 2002; premium revenues increased $11.3 million at Madison Life and $5.2 million at Standard Life. The increase at Madison Life is comprised of: a $6.1 million increase in stop-loss premiums due to the introduction of this business at Madison Life in the third quarter of 2002 and the growth each quarter of the line; a $5.1 million increase in the credit line of business primarily due to increased writings; and a $.3 million increase in the long-term disability ("LTD") line; such increases were partially offset by a $.2 million decrease in all other lines. The increase at Standard Life is comprised of: a $12.2 million increase in the medical stop-loss line due to an increase in premiums written; and a $.9 million increase in its HMO reinsurance line due to increased premiums written; partially offset by a $3.7 million decrease in the individual annuity line due to a reinsurance assumption transaction which positively impacted 2002; a $2.2 million decrease in provider excess due to the sale of Independence American Insurance Company ("IAIC") to AMIC; a $.9 million decrease in the DBL line due to decreased production; a $.7 million decrease in group life due to lower retention; a $.3 million decrease in the point-of-service line due to the cancellation of one large group in the prior year; and a $.1 million decrease from all other lines.

As a result of the Company's decision to reduce its exposure to investment partnerships and decreased income from operating partnerships, total net investment income decreased $1.8 million. The annualized return on investments of the Insurance Group was 6.4% for 2003 and 7.1% in 2002.

Equity income from AMIC increased $4.2 million to $2.3 million in 2003, compared to a $1.9 million loss for 2002. The Company purchased a 19.9% equity interest in AMIC on July 30, 2002. On April 22, 2003, IHC completed a cash tender offer and acquired 1 million shares of AMIC. On December 22, 2003, IHC acquired an additional 613,401 shares of AMIC, bringing IHC's total ownership percentage to 39%. IHC accordingly recorded its percentage of AMIC's net income under the equity method of accounting. The loss of $1.9 million in 2002 relates to the wind-down of AMIC's previous Internet operations. The current year's income is due to positive results from AMIC's insurance operations.

Other income decreased $5.4 million primarily due to the loss of fee income resulting from the sale of IndependenceCare and RAS to AMIC in the fourth quarter of 2002.

Insurance benefits, claims and reserves increased $3.3 million, reflecting an increase of $4.5 million at Madison Life and a decrease of $1.2 million at Standard Life. Madison Life's increase resulted from: a $4.1 million increase in stop-loss reserves due to the growth of this line since its introduction in the third quarter of 2002; a $2.4 million increase in credit life and accident and health reserves due to the increase in premiums; and a $.2 million increase in all other lines of business; partially offset by a $1.3 million decrease in the ordinary life and annuity line due to a decrease from surrenders and interest credited; and a $.9 million decrease in LTD claims and reserves. The change at Standard Life is comprised of: a $3.6 million decrease in the annuity line due to the previously mentioned assumption reinsurance transaction which negatively impacted 2002; a $1.9 million decrease in provider excess reserves resulting from improved experience; a $1.0 million decrease in ordinary life due to the continued runoff of this line; a $.9 million decrease in point of service claims due to the cancellation of one large group as previously mentioned; a $.6 million decrease in DBL claims and reserves due to slightly lower loss ratios; a $.5 million decrease in the behavioral health line due to a reduction in retention; and a $.4 million decrease in group life due to lower retention; partially offset by a $7.6 million increase in medical stop-loss reserves due to the increase in premiums; and a $.1 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $7.1 million due to an increase of $4.8 million from Madison Life; a $2.9 million increase from Standard Life; and a decrease of $.6 million from the sale of IndependenceCare to AMIC. Madison Life's expenses increased due to an increase in commission expense of $2.0 million; a $.9 million increase in amortization of deferred acquisition costs from acquisitions; and an increase in general expenses of $3.0 million due to higher administrative fees, salaries and taxes associated with the increase in premium volume; partially offset by a $1.1 million decrease from the sale of RAS to AMIC. Standard Life's increase is due to an increase of $1.4 million in commissions and general expenses due to higher compensation costs and a $1.5 million increase in taxes, licenses and fees.

Corporate

Pre-tax income for the year ended December 31, 2003 decreased by $7.6 million, representing a loss of $2.1 million in 2003 compared to income of $5.5 million in 2002. This decrease in income is primarily attributable to the gain of $8.1 million in 2002 on the sale of First Standard Holdings Corp. to AMIC; a $1.3 million gain in 2002 on the sale of real estate; and a $.5 million increase in interest expense in 2003 due to the refinancing of existing debt and the issuance of trust preferred securities; partially offset by an increase of $1.8 million in net investment income in 2003 due to a greater amount of invested assets; a $.2 million increase in realized gains; and a $.3 million decrease in all other expenses.

2002 COMPARED TO 2001

Net income was $15.8 million, or $1.98 per share, diluted, for the year ended December 31, 2002 compared to $14.4 million, or $1.80 per share, diluted, for the year ended December 31, 2001. The Company's income before taxes increased $3.0 million to $25.5 million for the year ended December 31, 2002 from $22.5 million for 2001. The Company had net realized and unrealized losses of $7.6 million in 2002 compared to net gains of $4.3 million in 2001. The net realized and unrealized loss in 2002 is primarily attributable to other than temporary impairments on certain investment securities (see Liquidity). The $3.0 million increase in income before taxes approximately consists of: a pre-tax gain of $8.1 million on the sale of a subsidiary, an increase in profitability from the stop-loss line of business, an increase in income from the group business and a pre-tax gain of $1.3 million on the sale of real estate, partially offset by an increase in net realized and unrealized gains (losses) of $11.9 million. Income tax expense increased $1.5 million to $9.6 million in 2002 from $8.1 million in 2001 reflecting the increase in income and a higher effective income tax rate in 2002.

Insurance Group

The Insurance Group's income before taxes decreased $6.2 million to $20.0 million in 2002 from $26.2 million in 2001. These results include net realized and unrealized gains (losses) of $7.5 million in 2002 compared to net gains of $4.3 million in 2001.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 89% was invested in investment grade fixed income securities, cash and cash equivalents, resale agreements and policy loans and at December 31, 2003. Also at such date, approximately 96.3% of the Company's fixed maturities were investment grade. These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2003 approximately 3.7% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the years ended December 31, 2003 and 2002, the Company recorded a realized loss for other than temporary impairments of $5.2 million and $7.2 million, respectively. In 2003 and 2002, $5.0 million and $6.4 million, respectively, of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from unexpected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company has invested in IO Securities to help actively manage its interest rate exposure. Typically these securities account for less than 2% of IHC's total portfolio assets and are rated AAA or better. In a rising interest rate environment, IO Securities will increase in value which acts to mitigate the unrealized loss on the balance of the bond portfolio. In a decreasing interest rate environment, IO Securities will decline in value, but there will be an unrealized gain in the rest of the bond portfolio. Although these securities performed as expected, the Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Security is considered other than temporarily impaired. The Company recorded a realized loss in both 2003 and 2002 under EITF 99-20, since there had been a decrease in expected cash flows combined with a decline in the IO Securities' fair value below cost.

The Company's gross unrealized losses on fixed maturities totaled $7.9 million at December 31, 2003. Substantially all of these securities were investment grade. The unrealized losses, primarily within the corporate securities portfolio, have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2003. The Company holds all securities as available-for-sale and accordingly marks all of its securities to fair value through accumulated other comprehensive income.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In 2002, the Board of Directors authorized an additional 250,000 shares to be repurchased under the 1991 plan. As of December 31, 2003, 150,454 shares were still authorized to be repurchased under the plan.

The following table summarizes information with respect to the share repurchase program:
2003			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	90,417	$19.95	275,294
February	6,640	19.15	268,654
March	37,500	19.56	231,154
April	10,000	19.74	221,154
May	49,600	19,75	171,554
June	1,300	20.10	170,254
July	15,000	20.85	155,254
August	-	-	155,254
September	-	-	155,254
October	3,300	21.78	151,954
November	1,500	23.44	150,454
December	-	-	150,454

Risk Management

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets; see Note 1(F)(iv) of Notes to Consolidated Financial Statements.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2003:
	Estimated	Estimated Change
Change in Interest Rates	Fair Value	In Fair Value
	(in millions)
200 basis point rise	$446.7	$(43.6)
100 basis point rise	468.7	(21.6)
Base scenario	490.3	-
100 basis point decline	511.8	21.5
200 basis point decline	531.9	41.6

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

In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

Total investments and cash and cash equivalents increased $107.1 million at December 31, 2003 largely due to the purchase of policy blocks in the fourth quarter of 2003. The $25.9 million increase in insurance policy benefits and the $90.4 million increase in funds on deposit is primarily a result of the purchase in the fourth quarter of 2003. The Company issued $22.7 million in junior subordinated debt securities to its wholly owned unconsolidated trusts, during 2003. The $15.2 million increase in total stockholders' equity is due to net income generated in the year ended December 31, 2003, partially offset by a decrease in unrealized gains on investments and by the net purchase of the Company's common stock.

The Company had net receivables from reinsurers of $122.5 million at December 31, 2003. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from its affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2003. As of December 31, 2003, the balance due from Independence American is $11.0 million.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, fixed maturities, equity securities and partnership interests) amounted to $26.7 million at December 31, 2003. During 2003, IHC repurchased 215,257 shares of common stock for $4.3 million under its common stock repurchase program.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In March and December 2003, the Company borrowed $10 million and $12 million, respectively, in pooled trust preferred issuances. In September 2003, the Company entered into a $12.5 million line of credit, all of which was drawn down upon. The cash proceeds of the trust preferred securities and the new line of credit were used to repay the existing debt and for general corporate purposes. (See Note 10 of the Notes to Consolidated Financial Statements in Item 8.)

The Company had the following expected contractual obligations relating to debt, trust preferred securities repayments (junior subordinated debt) and non-cancelable leases at December 31, 2003:

		Junior
		Subordinated
	Debt	Debt	Leases	Total
	(In thousands)

2004	$-	$-	$1,012	$1,012
2005	-	-	1,008	1,008
2006	12,500	-	966	13,466
2007	-	-	802	802
2008	-	-	737	737
2009 and thereafter	-	22,682	2,209	24,891
Totals	$12,500	$22,682	$6,734	$41,916

Additionally, the Company has an investment partnership agreement under which $5.3 million is subject to capital call upon 7 days prior written notice. (See Note 8 of the Notes to Consolidated Financial Statements in Item 8.) The Company also has contractual obligations pursuant to its $281.8 million of funds on deposit.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a decrease in unrealized gains of $1.1 million, net of deferred tax benefits of $.6 million and net of deferred policy acquisition costs of $.7 million in total stockholders' equity, reflecting net unrealized gains of $.6 million at December 31, 2003 versus $1.7 million at December 31, 2002. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

The Company anticipates continued favorable operating performance in 2004 as a result of (i) expansion of the distribution of its Medical Stop-Loss business through greater production by current MGUs, (ii) increased retention of its Employer Medical Stop-Loss business, (iii) its increased equity interest in AMIC, and AMIC's anticipated increase in income, and (iv) increased premium and improved loss ratios from Madison Life's group LTD, group term life and government employees lines and (v) acquisition of blocks of business.

The Company and its affiliates own or have significant equity investments in 7 MGUs, including the AMIC MGUs. The Company anticipates that, taken as a whole, these MGUs will continue to contribute a high percentage of the Insurance Group's premiums in the Medical Stop-Loss line of business in 2004. IHC and its affiliates continue to seek additional strategic MGU investments.

The Company has increased its average retention on Medical Stop-Loss written by Standard Life and Madison Life from 28% in 2002 to 30% in 2003. Average retention for 2004 is projected to be 36%. The Company made the decision to increase its retention largely because of its greater control over the MGUs that are producing and administering the business. The majority of the Company's Medical Stop-Loss business is underwritten by MGUs in which the Company or its affiliates have significant equity interests. In addition, the Company exerts great influence over its other MGUs through its high retention of risk and by working with only a selected group of reinsurers that share IHC's commitment to underwriting excellence. For all of its MGUs, Standard Life and Madison Life regularly audit the MGUs' compliance with the Company's underwriting, claims and policy issuance guidelines.

Madison Life anticipates moderate growth in its group LTD, credit and term life lines as a result of increased production and improved loss ratios. In 2000, as a result of Madison Life's 1999 acquisition of a block with $78.0 million in reserves, Madison Life began marketing an individual life product (with annuity riders) to military and civilian government employees, primarily through payroll deduction. This business, which is distributed through independent general agents and brokers who receive commissions, generated $3.6 million of premiums in 2003, which represented a 56.5% increase over 2002. More blocks of business became available in the fourth quarter of 2003 than in prior quarters. The Company believes this trend will continue in 2004 as a result of underwriting, investment and capital losses suffered by the insurance industry in recent years. The Company will continue to review actively acquisitions, and believes that it is well positioned to consummate additional acquisitions should the opportunity arise.

The Company owns 39% of the common stock of AMIC. AMIC is an insurance holding company that is currently engaged in the Medical Stop-Loss business through Independence American and the AMIC MGUs. AMIC's net income for the 2003 fourth quarter and year were positively impacted by a further reduction of the valuation allowance primarily related to AMIC's federal net operating loss carryforward (NOL) deferred tax asset. This reduction increased AMIC's net income by $4.5 million, but did not affect the Company's net income. Rather, in accordance with GAAP, IHC accounted for its share of the deferred tax benefit, amounting to $1.5 million, as a reduction of its goodwill. In the event that AMIC makes further reductions in the valuation allowance in the future, to the extent of its equity interest, the Company will first reduce goodwill until there is none, and then report the balance as equity income.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. The Company is required to apply FIN 46R to special-purpose entities as of December 31, 2003 and to other VIEs no later than as of March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. The Company adopted FIN 46R as of December 31, 2003 and, accordingly, has accounted for its trust preferred subsidiaries (described in Note 10) as unconsolidated subsidiaries. As a result, the Company's consolidated financial statements include assets for the investments in the common stock of the subsidiaries and liabilities for the junior subordinated debt issued to the subsidiaries. The Company held no interests in VIEs that were required to be consolidated under FIN 46R as of December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which requires an issuer of mandatorily redeemable financial instruments to classify such instruments as a liability and to measure such liability at its present value, using the rate implicit at the inception of the contract. In addition, all future dividends paid to holders of those instruments are to be reflected as interest cost. As originally issued, SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatorily redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Upon adoption of SFAS No. 150, transition is achieved by reporting the difference (if any) between the measurement of the liability upon adoption and the previous carrying value as the cumulative effect of a change in accounting principle. SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. Provisions that relate to Statement 133 implementation issues that have been effective for fiscal quarters than began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Under SFAS No. 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company's consolidated financial statements.

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

If the Rating Agencies Downgrade the Company's Insurance Companies, the Company's Results of Operations and Competitive Position in the Industry May Suffer

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Standard Life is rated "A" (Excellent) and Madison Life is rated "A-" (Excellent) by A.M. Best Company, Inc. ("Best"). Best's ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors. The ratings of Standard Life and Madison Life are subject to periodic review by Best. If Best reduces either or both Madison Life's or Standard Life's ratings from its current levels, the Company's business could be adversely affected.

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

Decreases in the Fair Market Value of Fixed Income Securities May Greatly Reduce the Value of the Company's Investment Portfolio, and as a Result, the Company's Financial Condition May Suffer

At December 31, 2003, $490.3 million of the Company's $593.4 million investment portfolio was invested in fixed income securities. The fair market value of these fixed income securities and the investment income from these fixed income securities fluctuate depending on general economic and market conditions. With respect to the Company's investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by the Company from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Historically, the impact of market fluctuations has affected the Company's financial statements. Because all of the Company's fixed income securities are classified as available for sale, changes in the fair market value of the Company's securities are reflected in the Company's accumulated other comprehensive income. No adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect the Company's stockholders' equity, total comprehensive income and/or cash flows.

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

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters.

Recently adopted federal financial services modernization legislation is expected to lead to additional federal regulation of the insurance industry in the coming years. The Insurance Group's business depends on compliance with applicable laws and regulations and its ability to maintain valid licenses and approvals for its operations. Regulatory authorities have broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation or regulations. In some instances, the Insurance Group follows practices based on its interpretations of regulations, or those that it believes to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If the Insurance Group does not have the requisite licenses and approvals and does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Insurance Group from carrying on some or all of its activities or otherwise penalize it. That type of action could have a material adverse effect on the Insurance Group's business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on the Insurance Group's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion of interest rate risk under "Risk Management" in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules on page 39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.A CONTROLS AND PROCEDURES

The President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (sec229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is included under the caption "Ratification of Appointment of Auditors" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 39.

(a) (3) EXHIBITS

See Index to Exhibits on page 88.

(b) The Company has filed the following reports on Form 8-K during the fourth quarter of 2003.

A report on Form 8-K was filed on October 30, 2003 to announce financial results for the quarter and nine months ended September 30, 2003.

A report on Form 8-K was filed on December 31, 2003 to announce the acquisition of a block of American Independence Corp. common stock shares and the acquisition of blocks of insurance policies.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/ Roy T.K. Thung

Roy T.K. Thung

President, and

Chief Executive Officer

(Principal Executive Officer)

/s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 30th day of March, 2004.

/s/ Larry R. Graber

Larry R. Graber

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

Teresa A. Herbert

Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
PAGES

INDEPENDENT AUDITORS' REPORT	40

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2003 and 2002	41

Consolidated Statements of Operations for the years ended
December 31, 2003, 2002 and 2001	42

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 2003, 2002 and 2001	43

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001	44-45

Notes to Consolidated Financial Statements	46-82

SCHEDULES:*

Summary of investments - other than investments in affiliates at	83
December 31, 2003 (Schedule I)	82

Condensed financial information of parent company (Schedule II)	84-86

Supplementary insurance information (Schedule III)	87

*All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 8, 2004

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,
	2003	2002
	(In thousands)
ASSETS:
Investments:
Short-term investments	$8,640	$1,101
Securities purchased under agreements to resell	26,549	25,805
Fixed maturities	490,311	429,217
Equity securities	21,403	14,745
Other investments	46,500	62,713

Total investments	593,403	533,581

Cash and cash equivalents	60,547	13,292
Due from brokers	17,542	6,878
Investment in American Independence Corp. ("AMIC")	27,345	11,055
Deferred acquisition costs	33,113	26,427
Due and unpaid premiums	6,210	7,303
Due from reinsurers	128,418	125,874
Notes and other receivables	13,882	7,989
Other assets	17,842	11,729

TOTAL ASSETS	$898,302	$744,128

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance policy benefits	$334,468	$308,611
Funds on deposit	281,837	191,386
Unearned premiums	16,491	16,502
Policy claims	7,634	7,654
Other policyholders' funds	6,539	4,686
Due to brokers	20,773	32,488
Due to reinsurers	5,889	6,232
Accounts payable, accruals and other liabilities	20,593	14,413
Debt	12,500	8,438
Junior subordinated debt securities	22,682	-

TOTAL LIABILITIES	729,406	590,410

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,724,588 and 7,746,262
shares issued and outstanding, respectively,
net of 2,060,068 and 2,038,394 shares in
treasury, respectively	7,725	7,746
Paid-in capital	75,579	77,539
Accumulated other comprehensive income:
Unrealized gains on investments, net	647	1,695
Retained earnings	84,945	66,738

TOTAL STOCKHOLDERS' EQUITY	168,896	153,718
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$898,302	$744,128

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,
	2003	2002	2001
	(In thousands, except per share data)
REVENUES:
Premiums earned	$149,407	$132,890	$108,242
Net investment income	35,796	35,733	34,495
Net realized and unrealized
gains (losses)	313	(7,558)	4,328
Gain on sale of a subsidiary	-	8,106	-
Equity income (loss) on AMIC	2,292	(1,931)	-
Other income	70	7,113	4,525

	187,878	174,353	151,590

EXPENSES:
Insurance benefits, claims and
reserves	102,175	98,834	85,735
Amortization of deferred
acquisition costs	7,025	6,083	6,445
Interest expense on debt	898	435	877
Selling, general and
administrative expenses	49,038	43,538	36,034

	159,136	148,890	129,091

Income before income taxes	28,742	25,463	22,499
Income tax expense	10,149	9,650	8,116

NET INCOME	$18,593	$15,813	$14,383

Basic income per common share	$2.40	$2.03	$1.83

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	7,757	7,779	7,866

Diluted income per common share	$2.35	$1.98	$1.80

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	7,916	8,004	8,014

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				ACCUMULATED
				OTHER		TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME	EARNINGS	EQUITY
	(In thousands)
BALANCE AT DECEMBER 31, 2000	7,879	$7,879	$80,099	$1,237	$37,318	$126,533

Net income					14,383	14,383
Net change in unrealized gains				(1,143)		(1,143)
Total comprehensive income						13,240
Purchase of common stock	(219)	(219)	(3,433)			(3,652)
Exercise of common stock options	16	16	98			114
Exercise of common stock warrants	114	114	1,588			1,702
Common stock dividend ($.05 per share)					(389)	(389)

BALANCE AT DECEMBER 31, 2001	7,790	7,790	78,352	94	51,312	137,548

Net income					15,813	15,813
Net change in unrealized gains				1,601		1,601
Total comprehensive income						17,414
Purchase of common stock	(93)	(93)	(1,714)			(1,807)
Exercise of common stock options	2	2	16			18
Common stock issued for purchase of MGU	47	47	885			932
Common stock dividend ($.05 per share)					(387)	(387)

BALANCE AT DECEMBER 31, 2002	7,746	7,746	77,539	1,695	66,738	153,718

Net income					18,593	18,593
Net change in unrealized gains				(1,048)		(1,048)
Total comprehensive income						17,545
Purchase of common stock	(215)	(215)	(4,072)			(4,287)
Exercise of common stock options	194	194	1,929			2,123
Common stock dividend ($.05 per share)					(386)	(386)
Other capital transactions			183			183

BALANCE AT DECEMBER 31, 2003	7,725	$7,725	$75,579	$647	$84,945	$168,896

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,

________________________________________________________________________________________

	2003	2002	2001
	(In thousands)
Cash Flows from Operating Activities:
Net income	$18,593	$15,813	$14,383
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of deferred acquisition costs	7,025	6,083	6,445
Realized (gains) losses on investment securities	(313)	7,558	(4,328)
Gain on sale of a subsidiary	-	(8,106)	-
Equity (income) loss on AMIC and other
equity investments	(2,482)	1,049	(589)
Depreciation and amortization	769	877	1,389
Deferred tax expense (benefit)	4,765	(2,195)	(1,330)
Other	(89)	(168)	(721)
Changes in assets and liabilities:
Net sales of trading securities	33	9	707
Change in insurance liabilities	44,806	33,838	(11,307)
Additions to deferred acquisition costs	(13,008)	(7,793)	(4,484)
Change in net amounts due from and to reinsurers	(2,887)	(6,420)	26,163
Change in income tax liability	(5,980)	1,044	798
Change in due and unpaid premiums	1,093	198	477
Other	4,855	(12,474)	(6,913)

Net cash provided by operating activities	57,180	29,313	20,690

Cash Flows from Investing Activities:
Change in net amount due from and to brokers	(22,379)	(13,201)	16,401
Net (purchase) sale of short-term investments	(7,526)	2,284	1,941
Net (purchase) sale of securities under resale
and repurchase agreements	(744)	(18,649)	15,097
Sales of equity securities	23,386	28,166	22,363
Purchases of equity securities	(28,152)	(19,978)	(30,145)
Sales and maturities of fixed maturities	1,320,098	1,535,307	1,425,849
Purchases of fixed maturities	(1,385,168)	(1,549,938)	(1,469,100)
Proceeds of sales of other investments	38,610	37,536	6,027
Additional investments in other investments, net
of distributions	(22,207)	(22,926)	(16,576)
Acquisition of Managing General Underwriters	-	(3,357)	(1,756)
Investment in AMIC	(15,830)	(15,000)	-
Cash received in the purchase of policy blocks	81,166	-	-
Sale of a subsidiary	-	26,646	-
Change in notes receivable	(5,032)	(3,811)	10,980
Other	(1,261)	(414)	(2,695)

Net cash used by investing activities	(25,039)	(17,335)	(21,614)

(Continued)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEAR ENDED DECEMBER 31,

_____________________________________________________________________________________
	2003	2002	2001
	(In thousands)
Cash Flows from Financing Activities:
Repurchase of common stock	(4,287)	(1,807)	(3,652)
Exercise of common stock options	2,123	18	114
Exercise of common stock warrants	-	-	1,702
Payments of investment-type insurance contracts	(7,841)	(3,153)	(1,662)
Proceeds of debt and junior subordinated
debt securities, net	33,944	-	-
Repayment of debt	(8,438)	(3,750)	(2,812)
Dividends paid	(387)	(389)	(395)

Net cash provided (used) by financing activities	15,114	(9,081)	(6,705)

Increase (decrease) in cash and cash equivalents	47,255	2,897	(7,629)
Cash and cash equivalents, beginning of year	13,292	10,395	18,024
Cash and cash equivalents, end of year	$60,547	$13,292	$10,395

________________________________________________________________________________________

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

Note 1. Significant Accounting Policies and Practices

(A) Business and Organization

Independence Holding Company ("IHC") is a holding company principally engaged in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life") and their subsidiaries (collectively, the "Insurance Group") and a 39% equity interest in the common stock of American Independence Corp. ("AMIC"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Geneve Corporation, a diversified financial holding company, and its affiliated entities held 58.7% of IHC's outstanding common stock at December 31, 2003.

(B) Principles of Consolidation and Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) Reclassification

Certain amounts in prior years' consolidated financial statements and Notes thereto have been reclassified to conform to the 2003 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

Note 1. Significant Accounting Policies and Practices (Continued)

(F) Investment Securities

(i) Investments in fixed income securities, redeemable preferred stock and equity securities are accounted for as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value"). Unrealized gains or losses are credited or charged, as appropriate, to the Consolidated Statements of Operations.

(b) Securities which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains or losses, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, directly to accumulated other comprehensive income (a component of stockholders' equity). Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.

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

(iv) The Company enters into derivative financial instruments, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment. Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, credited or charged, as appropriate, directly to the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations. There were no such derivatives outstanding at December 31, 2003 and 2002. Gains and losses on these instruments were insignificant during 2003, 2002 and 2001.

(v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

(vi) The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

Note 1. Significant Accounting Policies and Practices (Continued)

(F) Investment Securities (Continued)

term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

(G) Investment in American Independence Corp.

The Company's investment in American Independence Corp. is carried on the equity method, with equity income or loss credited or charged, as appropriate, to the Consolidated Statements of Operations.

(H) Other Investments

Partnership interests primarily consist of investments in partnerships that have relatively "market neutral" arbitrage strategies, or strategies that are relatively insensitive to interest rates. All securities held by these partnerships are carried at fair value. The Company's partnership interests are carried on the equity method, which approximates the Company's equity in their underlying net book value. Equity income or loss is credited or charged, as appropriate, to the Consolidated Statements of Operations. Policy loans are stated at their aggregate unpaid balances.

(I) Deferred Acquisition Costs

The costs of acquiring new insurance business, principally commissions and certain variable underwriting, agency and policy issuance expenses, have been deferred and are being amortized, with interest, over the premium paying period of the related insurance policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using assumptions as to mortality (morbidity on health insurance) and withdrawals consistent with those used in calculating insurance policy benefits. Credit life and credit accident and health deferred insurance acquisition costs are amortized proportionally over the period during which the premium is earned. Deferred acquisition costs are periodically reviewed to determine recoverability from future income, including investment income, and, if not recoverable, are charged to expense. Deferred acquisition costs have been increased (decreased) by $703,000, ($1,034,000) and $981,000 in 2003, 2002 and 2001, respectively, representing the portion of unrealized losses (gains) on investment securities available for sale that have been allocated to deferred acquisition costs on interest sensitive products rather than to stockholders' equity as a component of other comprehensive income.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

Note 1. Significant Accounting Policies and Practices (Continued)

(J) Property and Equipment

Property and equipment of $2,105,000 and $2,300,000 are included in other assets at December 31, 2003 and 2002, respectively, net of accumulated depreciation and amortization of $3,948,000 and $3,226,000, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(K) Insurance Policy Benefits

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period. The Company computes insurance policy benefits primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for insurance policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Life reserve interest rates are generally graded and range from 2.0% to 11.3% per annum. Withdrawals are based on experience.

Insurance policy benefits consist of the following at December 31, 2003 and 2002:

	2003	2002
	(In thousands)

Life	$160,630	$153,874
Accident and health	173,838	154,737
	$334,468	$308,611

(L) Funds on Deposit

Funds received for certain long-duration contracts (principally, annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 2.5% to 8.1% in 2003 and 2.5% to 12.0% in both 2002 and 2001. The average credited rate was 4.5% in 2003, 4.8% in 2002 and 5.1% in 2001.

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

(N) Participating Policies

Participating policies represent 11.0%, 11.1% and 10.9% of the individual life insurance in-force and 0.7%, 0.9% and 1.2% of the net premiums earned, as of and for the years ended December 31, 2003, 2002 and 2001, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. At December 31, 2003, none of the insurance companies' stockholders' equity was restricted because of participating policyholders' surplus.

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

(P) Income Per Common Share

Included in the diluted earnings per share calculation for 2003, 2002 and 2001, respectively, are 159,000, 225,000 and 148,000 incremental shares from the assumed exercise of stock options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(R) Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Since stock options under the plans are issued with an exercise price equal to the stock's fair value on date of grant, no compensation cost has been recognized in the Consolidated Statements of Operations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended.

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows:
	2003	2002	2001
	(In thousands, except per share data)

Net income, as reported	$18,593	$15,813	$14,383
Add SAR expense included in reported
net income, net of tax	60	130	53
Deduct SAR and stock option expense
under SFAS No. 123, net of tax	(625)	(620)	(469)
Pro forma net income	$18,028	$15,323	$13,967

Basic income per common share
As reported	$2.40	$2.03	$1.83
Pro forma	$2.32	$1.97	$1.78
Diluted income per common share
As reported	$2.35	$1.98	$1.80
Pro forma	$2.28	$1.92	$1.75

A tax benefit of $415,000, $334,000 and $241,000 was reflected in the pro forma expense under SFAS No. 123 for the years ended December 31, 2003, 2002 and 2001, respectively.

The pro forma adjustments relate to (i) SARs granted during 2000 and 2003 for which compensation cost was recognized as the increase, if any, of the Company's current stock price

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(R) Stock-Based Compensation (Continued)

over the base price specified in the award, and (ii) options granted for which a fair value on the date of the grant was determined using the Black-Scholes model of theoretical options pricing. The fair values of options were based on the following assumptions: (i) expected volatility based on historical market prices; (ii) risk-free rate of return based on the 5-year U.S. Treasury Note yields at the date of grant; (iii) dividend yield based on the current dividend rate paid on the common stock; and (iv) a three year phased-in vesting period that averages two years.

The weighted average fair value of options granted during 2003, 2002 and 2001 was $9.55, $6.40 and $7.17 per share, respectively. Valuation assumptions are presented below:
	Weighted averages for options issued during

	2003	2002	2001

Expected life, in years	5.0	5.0	5.0
Expected volatility	44.9%	31.7%	59.3%
Risk free interest rate	2.5%	4.7%	4.8%
Expected annual dividends
per share	$.05	$.05	$.05

(S) Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. At December 31, 2003 and 2002, the Company had goodwill of $2,365,000 and $392,000, respectively. At both December 31, 2003 and 2002, the Company had other intangible assets of $477,000 that have an indefinite life and are not subject to amortization. The Company evaluates goodwill and other intangible assets for impairment at least annually. An impairment charge was not required in 2003, 2002 or 2001.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(S) Goodwill and Other Intangible Assets (Continued)

For the three years ended December 31, a reconciliation of reported net income to adjusted net income before amortization of goodwill is as follows (dollars in thousands, except per share data):
	2003	2002	2001
Net income:
Net income as reported	$18,593	$15,813	$14,383
Amortization of goodwill	-	-	585
Adjusted net income	$18,593	$15,813	$14,968

Basic income per common share:
Net income per share as reported	$2.40	$2.03	$1.83
Amortization of goodwill	-	-	.07
Adjusted net income per share	$2.40	$2.03	$1.90

Diluted income per common share:
Net income per share as reported	$2.35	$1.98	$1.80
Amortization of goodwill	-	-	.07
Adjusted net income per share	$2.35	$1.98	$1.87

The changes in the carrying amount of goodwill are as follows for the years ended December 31, 2003, 2002 and 2001:
	2003	2002	2001
	(In thousands)

Balance at beginning of year	$392	$3,985	$2,992
Acquisitions	3,421	3,197	1,578
Sale of subsidiary	-	(6,790)	-
Equity share of acquired deferred tax
benefits (AMIC)	(1,448)	-	-
Amortization	-	-	(585)
Balance at end of year	$2,365	$392	$3,985

(T) Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(T) Derivative Instruments (Continued)

sheet as assets or liabilities at fair value. Hedge accounting is permitted only if certain criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Results of effective hedges are recognized in other comprehensive income for cash flow hedges and in current earnings for fair value hedges. The ineffective portions of hedge results are recognized in current earnings.

At December 31, 2003, the Company was a party to two interest rate swap agreements that were designated and effective as cash flow hedges in accordance with SFAS No. 133. The objective of these swaps is to reduce the variability in cash flows associated with the repricing of interest rates on certain variable rate debt issued during 2003, as described in Note 10. Changes in fair value of the swaps are recorded in accumulated other comprehensive income or loss and are reclassified to net income as earnings are affected by the variability in the interest payments on the hedged debt.

(U) New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. The Company is required to apply FIN 46R to special-purpose entities as of December 31, 2003 and to other VIEs no later than as of March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. The Company adopted FIN 46R as of December 31, 2003 and, accordingly, has accounted for its trust preferred subsidiaries (described in Note 10) as unconsolidated subsidiaries. As a result, the Company's consolidated financial statements include assets for the investments in the common stock of the subsidiaries and liabilities for the junior subordinated debt issued to the subsidiaries. The Company held no interests in VIEs that were required to be consolidated under FIN 46R as of December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires an issuer of mandatorily redeemable financial instruments to classify such instruments as a liability and to measure such liability at its present value, using the rate implicit at the inception of the contract. In addition, all future dividends paid to holders of those instruments are to be reflected as interest cost. As originally issued, SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(U) New Accounting Pronouncements (Continued)

of the first interim period beginning after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatorily redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Upon adoption of SFAS No. 150, transition is achieved by reporting the difference (if any) between the measurement of the liability upon adoption and the previous carrying value as the cumulative effect of a change in accounting principle. SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. Provisions that relate to Statement 133 implementation issues that have been effective for fiscal quarters than began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Under SFAS No. 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company's consolidated financial statements.

Note 2. American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which Standard Life and Madison Life cede at least 15% of their medical stop-loss business. IHC owns 39% of AMIC's outstanding common stock at December 31, 2003 which, as described below, was purchased in three separate transactions in 2002 and 2003. IHC accounts for its investment in AMIC under the equity method.

On July 30, 2002, the Company purchased a 19.9% interest in AMIC for $15,000,000. On November 14, 2002, the Company sold all of the stock of its subsidiary, FSHC, for $31,920,000 cash to AMIC. The sale of FSHC resulted in a gain to the Company of

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. American Independence Corp. (Continued)

$10,120,000. Due to the Company's investment in AMIC, the Company reduced its investment by 19.9% of this gain and recognized in income a pre-tax gain of $8,106,000 ($4,564,000, net of tax). In April 2003, the Company completed a cash tender offer at $9.00 per share and purchased an additional 1,000,000 shares (or approximately 12%) of AMIC's outstanding common stock. In December 2003, the Company purchased an additional 613,401 shares of the common stock of AMIC, which brought IHC's ownership of AMIC to 3,280,067 shares or 39% of the total shares outstanding.

The condensed balance sheets of AMIC at December 31, 2003 and 2002 are as follows:
	2003	2002
	(In thousands)

Investments, at fair value	$38,258	$37,010
Cash and restricted cash	18,148	17,441
Goodwill	23,668	12,295
Deferred tax asset, net	15,990	6,628
Other assets	16,027	10,115

Total assets	$112,091	$83,489

Insurance liabilities	$32,846	$16,114
Other liabilities	5,091	10,108

Total liabilities	37,937	26,222

Minority interest	4,026	-

Total stockholders' equity	70,128	57,267
Total liabilities and
stockholder's equity	$112,091	$83,489

For the year ended December 31, 2003, IHC recorded $2,292,000 of equity income from its investment in AMIC representing IHC's proportionate share of income based on its varied ownership interest during the year. For the year ended December 31, 2002, IHC recorded a loss of $1,931,000 from its 19.9% equity investment in AMIC from July 30, 2002 to December 31, 2002.

In the fourth quarter of 2003, AMIC recognized income of $4,466,000 for a further reduction in the valuation allowance on its deferred tax asset, which relates primarily to federal net operating loss carryforwards. This reduction had no effect on IHC's net income since it represented previously unrecognized tax benefits that existed when IHC acquired its ownership

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. American Independence Corp. (Continued)

In AMIC. IHC recognizes its share of such benefits first as a reduction of its AMIC goodwill (until reduced to zero), and then as a component of its equity in AMIC's income or loss. IHC's equity share of AMIC's fourth quarter adjustment amounted to $1,448,000, which was recorded as a reduction of goodwill. IHC's remaining balance of AMIC goodwill was $1,973,000 at December 31, 2003.

In the fourth quarter of 2002, AMIC changed its fiscal year from September 30 to December 31. Accordingly, AMIC reported operating results for the twelve months ended December 31, 2003, a transition period of three months ended December 31, 2002, and the twelve months ended September 30, 2002. AMIC's condensed operating results are as follows:
	Twelve Months	Three Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	September 30,
	2003	2002	2002
		(In thousands)

Revenues	$55,553	$2,688	$1,730
Expenses	45,985	8,264	10,560

Income (loss) from continuing
operations before income taxes	9,568	(5,576)	(8,830)
Benefit (provision) for income taxes	2,993	(1)	-
Income (loss) from continuing
operations	12,561	(5,577)	(8,830)

Income (loss) from discontinued
operations	110	(1,475)	(5,926)

Net income (loss)	$12,671	$(7,052)	$(14,756)

The Company earned $175,000 and $19,000 in 2003 and 2002, respectively, from its services agreement with AMIC dated November 15, 2002.

Note 3. Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2003, the Company had $26,549,000 in resale agreements outstanding, all of which settled on January 2, 2004 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:
	DECEMBER 31, 2003

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$206,665	$3,418	$(3,400)	$206,683
Collateralized mortgage
obligations ("CMOs") and
asset backed securities ("ABS")	187,189	3,940	(3,583)	187,546
U.S. Government and agencies
obligations	43,645	199	(673)	43,171
Agency mortgage backed pass
through securities ("MBS")	35,779	65	(233)	35,611
States and political subdivisions	17,033	278	(11)	17,300
Total fixed maturities	$490,311	$7,900	$(7,900)	$490,311

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$3,577	$694	$(12)	$4,259
Preferred stock	16,806	570	(232)	17,144

Total equity securities	$20,383	$1,264	$(244)	$21,403

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINICAL STATEMENTS

Note 4. Investment Securities (Continued)
	DECEMBER 31, 2002
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$114,857	$2,281	$(5,091)	$112,047
CMOs and ABS	201,063	6,428	(2,211)	205,280
U.S. Government and agencies
obligations	36,531	773	(156)	37,148
Agency MBS	59,285	845	(2)	60,128
States and political subdivisions	14,493	156	(35)	14,614
Total fixed maturities	$426,229	$10,483	$(7,495)	$429,217

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$6,517	$448	$(299)	$6,666
Preferred stock	7,853	390	(164)	8,079
Total equity securities	$14,370	$838	$(463)	$14,745

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.
	AMORTIZED	FAIR	% OF
	COST	VALUE	FAIR VALUE
	(Dollars in thousands)

Due in one year or less	$3,994	$4,064.8%
Due after one year through five years	22,665	22,200	4.5%
Due after five years through ten years	81,093	80,732	16.5%
Due after ten years	159,590	160,158	32.7%

	267,342	267,154	54.5%

Mortgage backed securities
15 year	205,589	205,815	42.0%
30 year	17,380	17,342	3.5%

	$490,311	$490,311	100.0%

Gross gains of $13,579,000 and gross losses of $8,301,000 were realized on sales of available-for-sale securities for the year ended December 31, 2003. During 2003, the Company also recorded $5,154,000 of losses on securities with declines in fair value that the Company considered to be other than temporary, including $4,984,000 for impairment of interest only securities due to decreases in expected cash flows attributable to declines in market interest rates.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities (Continued)

The following table summarizes, for all securities in an unrealized loss position at December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:
	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$110,055	$2,655	$6,655	$745	$116,710	$3,400
CMOs and ABS	109,277	2,870	2,938	713	112,215	3,583
US Government
and agencies	31,457	673	-	-	31,457	673
Agency MBS	32,025	233	4	-	32,029	233
States and political
subdivisions	1,494	11	-	-	1,494	11
Total fixed
maturities	284,308	6,442	9,597	1,458	293,905	7,900
Common stock	397	12	-	-	397	12
Preferred stock	7,656	232	-	-	7,656	232
Total temporarily
impaired
securities	$292,361	$6,686	$9,597	$1,458	$301,958	$8,144

Substantially all of the unrealized losses at December 31, 2003 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no individual securities with unrealized losses that were significant dollar amounts at December 31, 2003.  A total of 54 securities were in a continuous unrealized loss position for less than 12 months, and 10 securities for 12 months or longer.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2003.

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

(C) Debt

The fair value of debt is determined to equal the carrying amount as all debt outstanding carries interest rates that approximate current market rates.

The estimated fair values of financial instruments are as follows:
	DECEMBER 31, 2003		DECEMBER 31, 2002
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
	(In thousands)

FINANCIAL ASSETS:
Fixed maturities	$490,311	$490,311	$429,217	$429,217
Equity securities	21,403	21,403	14,745	14,745
Policy loans	18,088	20,253	17,678	20,176

FINANCIAL LIABILITIES:

Funds on deposit	281,837	282,417	191,386	191,794
Debt and junior
subordinated debt
securities	35,182	35,182	8,438	8,438

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Net Investment Income

Major categories of net investment income for the years ended December 31, 2003 2002 and 2001 are summarized as follows:
	2003	2002	2001
	(In thousands)

Fixed maturities	$28,802	$27,811	$26,288
Equity securities	1,118	1,307	1,019
Short-term investments	591	1,192	4,392
Policy loans	1,075	1,231	1,082
Equity income:
Investment partnerships	4,067	3,882	2,827
Operating partnerships	230	882	589
Other	269	261	485
Interest expense	(181)	(643)	(1,987)
Investment expenses	(175)	(190)	(200)

	$35,796	$35,733	$34,495

Note 7. Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) on investments for the years ended December 31, 2003, 2002 and 2001 are as follows:
	2003	2002	2001
	(In thousands)

Fixed maturities	$(751)	$(5,744)	$4,221
Equity securities	990	(1,305)	(164)

Financial instruments sold, but not yet
purchased	239	(396)	51
Other	(165)	(113)	220
Net gain (loss)	$313	$(7,558)	$4,328

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Other Investments

Other investments consist of the following at December 31, 2003 and 2002:
	2003	2002
	(In thousands)

Investment partnership interests	$21,218	$38,090
Policy loans	18,088	17,678
Operating partnership interests	6,075	6,326
Investment in trust subsidiaries	682	-
Other	437	619
	$46,500	$62,713

The Company had invested $10,878,000 and $13,647,000 at December 31, 2003 and 2002, respectively, in Dolphin Limited Partnership - A ("DLP-A"), a limited partnership which has focused on relatively "market neutral" investment strategies, such as merger arbitrage, convertible arbitrage and distressed situations. These strategies generally may be less affected by movements in the equity and fixed income markets than traditional investments. "Merger arbitrage" is an investment strategy primarily designed to profit from the successful completion of proposed mergers, takeovers, tender offers, leveraged buy-outs, recapitalizations and spin-offs. "Convertible arbitrage" is a strategy principally designed to capitalize on discrepancies in the pricing of convertible securities and their underlying common stock or equivalents. "Distressed situations" principally means entities which are in bankruptcy proceedings or are otherwise financially distressed. While these strategies are considered relatively "market neutral," there are also risks associated with the underlying transactions. The Company's net investment income for 2003, 2002, and 2001 includes $1,331,000, $326,000 and $(192,000), respectively, for its proportionate share of the net income (loss) of DLP-A.

On July 2, 2003, IHC became a limited partner investor in Dolphin Domestic Fund II, L.P. ("Dolphin II") by making a commitment to invest $7,000,000 in the fund, of which $1,750,000 is currently funded at December 31, 2003. The remaining $5,250,000 is subject to capital call by the general partner of Dolphin II with 7 days prior written notice. Dolphin II is generally expected to make investments in companies where it can employ an "active investor" approach to investing. It will primarily seek to acquire significant positions in the debt and/or equity of publicly traded securities of North American companies. At December 31, 2003, the carrying value of the Company's investment in Dolphin II was $1,962,000.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Insurance Policy Claims

The liability for unpaid claims and claim adjustment expenses represents amounts necessary to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

The change in the liability for unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for December 31, 2003, 2002 and 2001 is as follows:
	2003	2002	2001
		(In thousands)

Balance at beginning of year	$1,643	$1,666	$2,324
Less: reinsurance recoverables	303	423	429
Net balance at beginning of year	1,340	1,243	1,895

Amount incurred:
Current year	43,130	39,235	33,751
Prior years	22,765	17,253	11,650

Total	65,895	56,488	45,401

Amount paid, related to:
Current year	28,947	31,155	24,679
Prior years	36,718	25,236	21,374

Total	65,665	56,391	46,053

Net balance at end of year	1,570	1,340	1,243
Plus: reinsurance recoverables	284	303	423
Balance at end of year	1,854	1,643	1,666
Unpaid life claims	5,780	6,011	6,105

	$7,634	$7,654	$7,771

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Insurance Policy Claims (Continued)

The preceding schedule reflects the due and unpaid, in the course of settlement and estimated incurred but not reported components of the unpaid claims reserves for the Insurance Group's health and disability coverages. Unpaid claims reserves recorded in policy liabilities, which represent the present value of amounts not yet due on claims, are not reflected in the preceding schedule which accounts for a significant portion of the incurred amounts related to prior years. There is a significant amount of loss incurred in prior years in the Insurance Policy Claims Schedule due to the reclassification from "Insurance Policy Liabilities" discussed above. The incurred and paid data above reflects all activity for the year.

Note 10. Debt and Junior Subordinated Debt Securities

(A) Debt

A subsidiary of IHC entered into a $12,500,000 line of credit on September 8, 2003. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock, (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions, and (iii) is secured by the stock of Madison Life and the assets of such subsidiary of IHC. At December 31, 2003, there was $12,500,000 outstanding under the line of credit which was used to pay off existing debt of $5,625,000 and for general corporate purposes. The debt matures in full on September 1, 2006. The line of credit bears interest at a variable interest rate of LIBOR plus 1.25%. The Company has entered into an interest rate swap, with terms that mirror those of the debt, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate of 3.96%. There was no hedge ineffectiveness on this swap which is accounted for as a cash flow hedge. The fair value of the swap, since inception, has been insignificant.

At December 31, 2002, there was $8,438,000 outstanding under a previous line of credit that was repaid and closed during 2003, using a portion of the proceeds from the new line of credit. The interest rate was 4.23% at December 31, 2002.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt and Junior Subordinated Debt Securities (Continued)

(B) Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at December 31, 2003 (in thousands):

Independence Preferred Trust I - Trust Preferred	$10,000
Independence Preferred Trust I - Common Stock	310
Junior subordinated debt security -Trust I		$10,310
Independence Preferred Trust II -Trust Preferred	12,000
Independence Preferred Trust II - Common Stock	372
Junior subordinated debt security - Trust II		12,372

Total junior subordinated debt securities		$22,682

The Company has two statutory business trusts that were formed in 2003 for the purpose of issuing trust preferred securities, totaling $22,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary for purposes of FIN 46R and, accordingly, the trusts are unconsolidated subsidiaries for financial reporting purposes. This resulted in the recognition of a liability of $22,682,000 for junior subordinated debt and an asset of $682,000 for the investment in trust subsidiaries. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

Independence Preferred Trust I. On March 27, 2003, Independence Preferred Trust I ("Trust I") issued securities having an aggregate liquidation amount of $10,000,000 (the "Trust I Capital Securities"). Trust I received net proceeds of $10,000,000 from the issuance of the Trust I Capital Securities, which Trust I then loaned to the Company to use for general corporate purposes. Issuance costs were approximately $308,000.

The distributions payable on the Trust I Capital Securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I Capital Securities for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of April 7, 2033. The Company has no current intention to exercise its right to defer interest payments.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt and Junior Subordinated Debt Securities (Continued)

(B) Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

(Continued)

The Trust I Capital Securities are mandatorily redeemable upon maturity on April 7, 2033. The Company has the right to redeem the Trust I Capital Securities, in whole or in part, on certain dates prior to April 7, 2008 with certain prepayment penalties. If the Capital Securities were redeemed on or after April 7, 2008, the redemption price would be 100% (without penalty) of the principal amount plus accrued and unpaid interest.

The rate on the Trust I Capital Securities is set at approximately 400 basis points over the three month LIBOR. Concurrent with the trust preferred issuance, the Company entered into an interest rate swap which has a 5-year term and requires it to make payments at a fixed rate of 7.40%. In connection with the adoption of FIN 46R, the Company redesignated an equal amount of the junior subordinated debt securities as the hedged item in place of the trust preferred securities. The terms of the swap mirror those of the hedged debt. There was no hedge ineffectiveness on this swap which is accounted for as a cash flow hedge. The fair value of the swap, since inception, has been insignificant.

Independence Preferred Trust II. On December 16, 2003, Independence Preferred Trust II ("Trust II") issued securities having an aggregate liquidation amount of $12,000,000 (the "Trust II Capital Securities"). Trust II received gross proceeds of $12,000,000 from the issuance of the Trust II Capital Securities, which Trust II then loaned to the Company to use for general corporate purposes. Issuance costs were approximately $246,000.

The distributions payable on the Trust II Capital Securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust II Capital Securities for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of January 8, 2034. The Company has no current intention to exercise its right to defer interest payments.

The rate on the Trust II Capital Securities is set at 390 basis points over the three month LIBOR and was 5.1% at December 31, 2003. The Trust II Capital Securities are mandatorily redeemable upon maturity on January 8, 2034. The Company has the right to redeem the Trust II Capital Securities, in whole or in part, on certain dates prior to January 8, 2009 with certain prepayment penalties. If the Trust II Capital Securities were redeemed on or after January 8, 2009, the redemption price would be 100% (without penalty) at the principal amount plus accrued and unpaid interest.

Cash payments for interest on debt and junior subordinated debt securities were $673,000, $434,000 and $930,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share.

Note 12. Common Stock

IHC has 15,000,000 authorized shares of common stock, par value $1.00 per share. IHC has reserved 938,217 shares of common stock for issuance under its stock option plans at December 31, 2003.

In 1991, IHC initiated a program of repurchasing shares of its common stock. From January 1, 1991 through December 31, 2003, IHC repurchased 2,980,818 common shares, or 32.7% of the amount outstanding on January 1, 1991, at a cost of $24,738,000. This total includes repurchases of 215,257 shares, 92,055 shares and 219,433 shares in 2003, 2002 and 2001, respectively. All of such repurchased shares have either been retired, reissued, or become treasury shares.

During the second quarter of 2002, the Company purchased the remaining minority interest in a majority owned MGU of Madison Life. The purchase was paid for with both cash and the issuance of 46,600 shares of common stock (the "Shares"). The Shares were issued at a fair value of $20.00 per share in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as a private placement of unregistered securities under Section 4(2) thereof. Accordingly, the Shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the Shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the Securities and Exchange Commission or under an exemption from the registration requirements of the Securities Act.

Note 13. Sale of Remaining Real Estate

In 2002, a subsidiary of the Company sold the Company's only remaining real estate holdings for cash of $1,340,000. As the carrying value of such property was zero, the sale resulted in a pre-tax gain in the fourth quarter of 2002 of $1,340,000, which is included in other income in the Consolidated Statements of Operations.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock-Based Compensation and Share Purchase Warrants

(A) Stock-Based Compensation

On May 25, 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan (the "1988 Plan") under which 880,000 shares of common stock were reserved for options and other common stock awards. On March 25, 1998, the Company's Board of Directors approved certain amendments to the Plan, including eliminating the prohibition on granting options after May 25, 1998. Under the terms of the 1988 Plan, option exercise prices are equal to the quoted market price of the shares at the date of grant. Further, the options have expiration dates ranging from five to ten years from the date of grant. With regard to IHC employees, options vest ratably over a three year period beginning on the first or second anniversary of the date of grant, and with regard to directors, options vest six months from the date of grant. At December 31, 2003, there were no options available for future grants under the 1988 Plan.

On June 20, 2003, the stockholders approved the Independence Holding Company 2003 Stock Incentive Plan ("2003 Plan") under which 350,000 shares of common stock were reserved for options and other common stock awards. Under the terms of the 2003 Plan, option exercise prices will not be less than the fair market value of a share of stock on the date of grant. At December 31, 2003, options to purchase 218,100 shares were available for future grants under the 2003 Plan.

During 1999, the Company granted 24,750 Stock Appreciation Rights ("Rights") with a base price of $11.51. At the date of grant, the base price equaled the quoted market price of the shares. The rights expire five years from the date of grant. At December 31, 2003, these rights had a remaining weighted average contract life of 5 months, and 12,375 were exercisable.

In the first quarter of 2003, the Company granted 132,450 Rights with a base price of $19.94. At the date of grant, the base price equaled the quoted market price of the shares. In the second quarter of 2003, these Rights were immediately vested and terminated; a like number of non-qualified stock options were issued under the 2003 Plan at the then-current market price to the officers whose Rights were terminated; and the difference between the base price of the Rights and the then-current market price was paid to such officers in cash.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock-Based Compensation and Share Purchase Warrants (Continued)

(A) Stock-Based Compensation (Continued)

The following table summarizes information with respect to stock options granted under the 1988 Plan and the 2003 Plan for the years ended December 31, 2003, 2002 and 2001:
	2003		2002			2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at
beginning of year	741,550	$10.78	639,200	$9.56	544,500	$8.72
Granted	175,450	20.35	111,150	17.76	122,750	13.23
Exercised	(193,583)	6.76	(2,050)	8.70	(15,950)	7.17
Forfeited	(2,750)	10.80	(6,750)	10.80	(5,500)	10.80
Expired	(550)	23.75	-	-	(6,600)	13.75
Outstanding at end
of year	720,117	$14.18	741,550	$10.78	639,200	$9.56
Exercisable at end
of year	400,264	$10.94	517,900	$8.83	413,050	$8.07

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock-Based Compensation and Share Purchase Warrants (Continued)

(A) Stock-Based Compensation (Continued)

The following table is a summary of stock options outstanding and exercisable at December 31, 2003:
		Options Outstanding			Options Exercisable

			Remaining
			Weighted	Weighted		Weighted
Range of			Average	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life	Price	Exercisable	Price
			(In Years)
From	To
$5.20	$5.43	14,850	1.2	$5.41	14,850	$5.41
6.45	9.32	78,850	2.8	7.24	78,850	7.24
10.17	10.85	175,267	0.8	10.67	174,350	10.67
11.19	14.97	165,100	2.1	13.08	106,166	13.07
16.90	23.75	286,050	4.0	19.33	26,048	18.36

$5.20	$23.75	720,117	2.6	$14.18	400,264	$10.94

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	(In thousands)

CURRENT:
U.S. Federal	$5,198	$11,029	$8,619
State and Local	186	816	827
	5,384	11,845	9,446

DEFERRED:
U.S. Federal	4,659	(1,795)	(1,259)
State and Local	106	(400)	(71)
	4,765	(2,195)	(1,330)

	$10,149	$9,650	$8,116

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes (Continued)

Taxes computed at the Federal statutory rate of 35% in 2003 and 2002, and 34% in 2001, are reconciled to the Company's actual income tax expense as follows:

	2003	2002	2001
	(In thousands)

Tax computed at the
statutory rate	$10,060	$8,912	$7,650
Dividends received
deduction and tax
exempt interest	(274)	(219)	(160)
State and local income
taxes, net of Federal
effect	444	270	499
Valuation allowance	(254)	69	133
Gain on sale of a
subsidiary	-	705	-
Other, net	173	(87)	(6)
Income tax expense	$10,149	$9,650	$8,116

The income tax benefit for the year ended December 31, 2003 allocated to stockholders' equity for unrealized losses on investment securities was $615,000, representing the decrease in the related net deferred tax liability to $358,000 at December 31, 2003 from $973,000 at December 31, 2002.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes (Continued)

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2003 and 2002 relate to the following:
	2003	2002
	(In thousands)

DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$9,786	$9,902
Investment write-downs	784	2,928
Unrealized losses on investment securities	963	1,185
Investment in AMIC	-	770
Insurance policy benefits	684	819
Other	4,522	5,543
Total gross deferred tax assets	16,739	21,147
Less valuation allowance	-	(254)

Net deferred tax assets	16,739	20,893

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(11,560)	(9,369)
Insurance policy benefits	(5,662)	(6,885)
Unrealized gains on investment securities	(1,316)	(2,158)
Investment in AMIC	(130)	-
Other	(1,012)	(1,284)

Total gross deferred tax liabilities	(19,680)	(19,696)

Net deferred tax (liability) asset	$(2,941)	$1,197

The $254,000 decrease and the $69,000 increase in the valuation allowance for the year ended December 31, 2003 and 2002, respectively, were allocated to state and local income taxes on operations. The net deferred tax asset or liability is included in other assets/other liabiities in the Consolidated Balance Sheets.

Under provisions of the Life Insurance Company Tax Act of 1959, life insurance companies were allowed certain special deductions for Federal income tax purposes that were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account will result in the Company incurring an additional tax. The Company provided tax expense of $1,122,000 in 1992 and prior years for this additional tax related to the policyholders' surplus account. A deferred tax liability of $964,000, related to the $2,753,000 remaining balance of the policyholders' surplus account, has not been recognized. This liability would be recognized in the event that the Company

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes (Continued)

expects that a transaction will occur which will give rise to a tax on the remaining balance of the policyholders' surplus account.

Net cash payments for income taxes were $8,181,000, $11,086,000 and $8,650,000 in 2003, 2002 and 2001, respectively.

Note 16. Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2003, 2002 and 2001 for operating leases was $1,287,000, $1,382,000 and $1,161,000, respectively.

The approximate minimum annual rental expense for operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2003 are as follows (in thousands):

2004	$1,012
2005	1,008
2006	966
2007	802
2008	737
2009 and thereafter	2,209
Total	$6,734

As described in Note 8, the Company also has an unfunded commitment of $5,250,000 related to an investment partnership at December 31, 2003.

At December 31, 2003, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies.

Fixed maturities with a carrying value of $5,187,000 and $4,993,000 were on deposit with various state insurance departments at December 31, 2003 and 2002, respectively.

At December 31, 2003, the Company had total net receivables of $39,394,000 from one reinsurer which is rated A+ by A.M. Best. This is the only reinsurer with receivables that individually exceed 10% of the equity of the Company. The Company believes that this receivable is fully collectible.

The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Reinsurance

(a) Purchase of Policy Blocks

In the fourth quarter of 2003, Madison Life and Standard Life closed three coinsurance transactions consisting of purchases of blocks of annuity and life policies.

A summary of the amounts recorded by the Company as of the effective dates is as follows (in thousands):

Liabilities:
Insurance policy benefits (life)	$12,485
Funds on deposit	78,969
Other policyholders' funds	1,518
92,972

Non-cash assets:
Due from ceding company	5,110
Deferred acquisition costs	4,939
Due and unpaid premiums	650
Policy loans	1,107
11,806
Cash received	$81,166

(b) Effect of Reinsurance

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 17. Reinsurance (Continued)

(b) Effect of Reinsurance (Continued)

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

	ASSUMED		CEDED
	DIRECT	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(In thousands)
Life Insurance In Force:

December 31, 2003	$7,447,989	$351,264	$3,171,957	$4,627,296	7.6%
December 31, 2002	7,232,845	308,700	3,142,043	4,399,502	7.0%
December 31, 2001	7,406,061	687,399	3,466,602	4,626,858	14.9%

Benefits to Policyholders:

December 31, 2003	$170,401	$32,278	$119,428	$83,251	38.8%
December 31, 2002	183,033	15,131	118,119	80,045	18.9%
December 31, 2001	170,305	19,104	107,028	82,381	23.2%

Premiums Earned:

December 31, 2003
Life and annuity	$38,403	$2,293	$11,219	$29,477	7.8%
Health	289,501	37,943	207,514	119,930	31.6%
	$327,904	$40,236	$218,733	$149,407	26.9%

December 31, 2002
Life and annuity	$40,101	$2,523	$10,767	$31,857	7.9%
Health	238,701	35,997	173,665	101,033	35.6%
	$278,802	$38,520	$184,432	$132,890	29.0%

December 31, 2001
Life and annuity	$35,477	$4,240	$11,419	$28,298	15.0%
Health	210,138	31,866	162,060	79,944	39.6%
	$245,615	$36,106	$173,479	$108,242	33.1%

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Information by business segment for the years ended December 31, 2003, 2002 and 2001 is presented below.

	2003	2002	2001
	(In thousands)
REVENUES:
Medical Stop-Loss	$78,893	$67,061	$46,056
Group disability; life, annuities and DBL	44,802	45,818	44,049
Individual life, annuities and other	41,437	43,977	42,875
Credit life and disability	20,307	15,030	13,398
Corporate (A)	2,126	10,025	884
	187,565	181,911	147,262
Net realized and unrealized gains (losses)	313	(7,558)	4,328

	$187,878	$174,353	$151,590

INCOME BEFORE INCOME TAXES:
Medical Stop-Loss	$14,503	$13,250	$10,389
Group disability; life, annuities and DBL	7,855	7,612	3,868
Individual life, annuities and other	7,739	6,440	6,432
Credit life and disability	563	125	1,283
Corporate (A)	(1,333)	6,029	(2,924)
	29,327	33,456	19,048
Interest expense	(898)	(435)	(877)
Net realized and unrealized gains (losses)	313	(7,558)	4,328

	$28,742	$25,463	$22,499

(A) The amount in 2002 includes an $8,106,000 gain on sale of a subsidiary and a $1,340,000 gain on the sale of real estate.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Segment Reporting (Continued)
IDENTIFIABLE ASSETS AT YEAR END	2003	2002
	(In thousands)

Medical Stop-Loss	$68,788	$52,316
Group disability; life, annuities and DBL	207,669	177,364
Individual life, annuities and other	559,881	467,755
Credit life and disability	23,946	28,567
Corporate	38,018	18,126

	$898,302	$744,128

Note 19. Dividend Restrictions on Insurance Subsidiaries and Statutory Accounting Policies

Dividends from Madison Life are subject to the prior notification to the Wisconsin Insurance Commissioner if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year. In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. Subject to the above procedure, the maximum amount of dividends that Madison Life may pay in 2004, in accordance with such calculation, is $8,023,000. No dividends were declared or paid by Madison Life in 2003, 2002 or 2001.

The payment of dividends by Standard Life to its parent, Madison Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends, in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. Subject to the above procedure, the maximum amount of dividends that Standard Life may pay in 2004, in accordance with such calculation, is $8,815,000. Standard Life declared and paid a dividend of $6,000,000 to Madison Life in 2003. No dividends were declared or paid by Standard Life in 2002 or 2001.

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $386,000, $387,000 and $389,000 in 2003, 2002 and 2001, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Comprehensive Income

The components of total comprehensive income include net income and certain amounts reported directly in equity, such as the after-tax unrealized gains and losses on investment securities available-for-sale.

Amounts reported in equity and included in total comprehensive income for the years ended December 31, 2003, 2002 and 2001 are as follows:
	Before	Tax	Net of
	Tax	Effect	Tax
	(In thousands)
2003

Unrealized losses, arising during the year	$(2,053)	$508	$(1,545)
Reclassification of realized gains included
in net income	(313)	107	(206)
Allocation to deferred acquisition costs	703	-	703
Unrealized losses on securities, net	$(1,663)	$615	$(1,048)

2002

Unrealized losses, arising during the year	$(3,948)	$1,826	$(2,122)
Reclassification of realized losses included
in net income	7,558	(2,801)	4,757
Allocation to deferred acquisition costs	(1,034)	-	(1,034)
Unrealized gains on securities, net	$2,576	$(975)	$1,601

2001

Unrealized gains, arising during the year	$1,470	$(794)	$676
Reclassification of realized gains included
in net income	(4,328)	1,528	(2,800)
Allocation to deferred acquisition costs	981	-	981
Unrealized losses on securities, net	$(1,877)	$734	$(1,143)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized below:
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2003

Total revenues	$42,490	$48,086	$47,595	$49,707

Net income	$4,437	$4,958	$4,493	$4,705

Net income per common
share - basic	$.57	$.64	$.58	$.61

Net income per common
share - diluted	$.56	$.63	$.57	$.59

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2002

Total revenues	$39,928	$45,697	$46,986	$41,742

Net income	$3,949	$4,093	$4,274	$3,497

Net income per common
Share - basic	$.51	$.53	$.55	$.45

Net income per common
Share - diluted	$.49	$.51	$.53	$.44

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

DECEMBER 31, 2003
COLUMN A	COLUMN B	COLUMN C	COLUMN D
			AMOUNT
			SHOWN ON
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
	(In thousands)
FIXED MATURITIES:
BONDS:
United States Government
and authorities	$79,424	$78,782	$78,782
States, municipalities
and political subdivisions	17,033	17,300	17,300
Public utilities	-	-	-
All other corporate securities	393,854	394,229	394,229

TOTAL FIXED MATURITIES	490,311	490,311	490,311

EQUITY SECURITIES:
COMMON STOCKS:
Industrial, miscellaneous and all
other	3,577	4,259	4,259

NON-REDEEMABLE
PREFERRED STOCKS	16,806	17,144	17,144

TOTAL EQUITY SECURITIES	20,383	21,403	21,403

Securities purchased under
agreements to resell	26,549	26,549	26,549
Investment partnership interests	21,218	21,218	21,218
Operating partnership interests	6,075	6,075	6,075
Policy loans	18,088	18,088	18,088
Investment in trust subsidiary	682	682	682
Other	437	437	437
Short-term investments	8,640	8,640	8,640

TOTAL INVESTMENTS	$592,383	$593,403	$593,403

SCHEDULE II

INDEPENDENCE HOLDING COMPANY

BALANCE SHEETS

(PARENT COMPANY ONLY)
	DECEMBER 31,
	2003	2002
	(In thousands)

ASSETS:
Cash and cash equivalents	$5,345	$6,127
Equity securities	-	218
Other investments	8,503	279
Investments in consolidated subsidiaries	176,102	129,081
Investment in AMIC	3,102	-
Amounts due from consolidated subsidiaries, net	3,622	33,504
Taxes receivable	8,271	-
Other assets	2,682	636

TOTAL ASSETS	$207,627	$169,845

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$5,061	$5,138
Amounts due to consolidated subsidiaries, net	10,135	10,229
Income taxes payable	467	373
Junior subordinated debt securities	22,682	-
Dividends payable	386	387

TOTAL LIABILITIES	38,731	16,127

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,724,588 and 7,746,262 shares
issued and outstanding, respectively, net of
2,060,068 and 2,038,394 shares in treasury,
respectively	7,725	7,746
Paid-in capital	75,579	77,539
Accumulated other comprehensive income:
Unrealized gains on investments, net	647	1,695
Retained earnings	84,945	66,738

TOTAL STOCKHOLDERS' EQUITY	168,896	153,718

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$207,627	$169,845

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)
	YEAR ENDED DECEMBER 31,
	2003	2002	2001
		(In thousands)

REVENUES:
Net investment income	$1,116	$2,666	$2,670
Net realized gains	42	1	48
Other income	1,863	1,731	1,087

	3,021	4,398	3,805

EXPENSES:
General and administrative
expenses	2,426	2,895	2,532

Income before income tax
expense	595	1,503	1,273
Income tax expense	35	487	397

Income before equity in net
income of subsidiaries	560	1,016	876
Equity in net income of
subsidiaries	18,033	14,797	13,507

Net income	$18,593	$15,813	$14,383

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)
	YEAR ENDED DECEMBER 31,
	2003	2002	2001
		(In thousands)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$18,593	$15,813	$14,383
Adjustments to reconcile net income to
net cash (used by) provided by
operating activities:
Equity in net income of subsidiaries	(18,033)	(14,797)	(13,507)
Net realized gains	(42)	(1)	(48)
Change in other assets and liabilities	(9,000)	156	(8,601)
Net cash (used by) provided by
operating activities	(8,482)	1,171	(7,773)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in investments in and advances
to consolidated subsidiaries	5,688	3,981	7,818
Purchases of equity securities	-	-	(214)
Sale of equity securities	260	-	249
Acquisition of MGU	-	(3,357)	-
Additional investments in other
investments, net of distributions	(10,318)	5,724	1,072
Investment in AMIC	(6,823)	-	-
Net cash (used by) provided by investing
activities	(11,193)	6,348	8,925

CASH FLOWS FROM FINANCING
ACTIVITIES:
Repurchase of common stock and warrants	(4,287)	(1,807)	(3,652)
Exercise of common stock options	2,123	18	114
Exercise of common stock warrants	-	-	1,702
Proceeds of junior subordinated
debt securities	21,444	-	-
Dividends paid	(387)	(389)	(395)
Net cash provided by (used by) financing
activities	18,893	(2,178)	(2,231)
(Decrease) increase in cash and cash
equivalents	(782)	5,341	(1,079)
Cash and cash equivalents, beginning of year	6,127	786	1,865
Cash and cash equivalents, end of year	$5,345	$6,127	$786

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

		POLICY			NET
		LIABILITIES,			INVESTMENT
		CLAIMS			INCOME		AMORTIZATION
	DEFERRED	& OTHER			GAINS, (LOSSES)		OF DEFERRED	OTHER
	INSURANCE	POLICY			AND OTHER	BENEFITS	INSURANCE	OPERATING
	ACQUISITION	HOLDERS'	UNEARNED	PREMIUMS	INCOME	AND	ACQUISITION	EXPENSES	PREMIUMS
	COSTS	FUNDS	PREMIUMS	EARNED	(1)	CLAIMS	COSTS	(2)	WRITTEN

DECEMBER 31, 2003:
Life and
Annuity	$29,088	454,786	7,337	29,478	39,222	22,759	5,146	20,497	$40,147
Health	4,025	175,692	9,154	119,929	6,849	60,493	1,879	31,466	121,110
	$33,113	630,478	16,491	149,407	46,071	83,252	7,025	51,963	$161,257

DECEMBER 31, 2002:
Life and
Annuity	$22,762	355,957	7,481	31,857	31,943	35,265	4,423	20,032	$33,094
Health	3,625	156,380	9,021	101,033	7,485	63,569	1,660	27,396	102,968
	$26,387	512,337	16,502	132,890	39,428	98,834	6,083	47,428	$136,062

DECEMBER 31, 2001:
Life and
Annuity	$23,012	355,583	5,892	28,298	42,201	34,164	4,952	20,930	$27,166
Health	2,739	141,574	10,175	79,944	6,499	51,571	1,493	18,393	79,812
	$25,751	497,157	16,067	108,242	48,700	85,735	6,445	39,323	$106,978

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

10(i) Assumption Reinsurance Agreements

(iii) (A) Executive Compensation Plans and Agreements

(1) Independence Holding Company 1988 Stock Incentive Plan (c)

(2) Form of Independence Holding Company Stock Option Agreement (d)

(3) Deferred Compensation Agreement (e)

(4) Retirement Benefit Agreements (e)

(4)(a) Amendment No. 1 To Retirement Benefit Agreement

(5) Amendment No. 1 to 1988 Stock Incentive Plan (f)

(6) Form of Stock Appreciation Rights Agreement (g)

(7) Independence Holding Company 2003 Stock Incentive Plan (h)

21 Principal subsidiaries of Independence Holding Company, as of March 30, 2004.

23 Consent of KPMG LLP.

31.1 Certification of the Chief Executive Officer and President Pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

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

(h) Such exhibit is incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders held on June 20, 2003 of Independence Holding Company.

Exhibits will be furnished upon request for a reasonable fee.