Form 10-Q
period 2004-03-31
INDEPENDENCE HOLDING CO
filed 2004-05-17
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __. No. X_.

7,799,221 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of May 12, 2004

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE
No.

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2004 (unaudited) and December 31, 2003	3

Consolidated Statements of Operations -
Three Months Ended March 31, 2004 and 2003 (unaudited)	4

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2004 and 2003 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition	10
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases	18
of Equity Securities

Item 3. Defaults upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$8,771	$8,640
Securities purchased under agreements to resell	15,051	26,549
Fixed maturities	620,615	490,311
Equity securities	17,780	21,403
Other investments	46,901	46,500

Total investments	709,118	593,403

Cash and cash equivalents	2,598	60,547
Due from brokers	31,624	17,542
Investment in American Independence Corp. ("AMIC")	28,222	27,345
Deferred acquisition costs	32,295	33,113
Due and unpaid premiums	5,859	6,210
Due from reinsurers	128,359	128,418
Notes and other receivables	10,024	13,882
Other assets	21,556	17,842

TOTAL ASSETS	$969,655	$898,302

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance policy benefits	$336,873	$334,468
Funds on deposit	284,488	281,837
Unearned premiums	18,222	16,491
Policy claims	8,102	7,634
Other policyholders' funds	6,692	6,539
Due to brokers	64,772	20,773
Due to reinsurers	10,373	5,889
Accounts payable, accruals and other liabilities	24,747	20,593
Debt	12,500	12,500
Junior subordinated debt securities	22,682	22,682

TOTAL LIABILITIES	789,451	729,406

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 7,738,471 and 7,724,588 shares
issued and outstanding, net of 2,060,068 shares in
treasury	7,738	7,725
Paid-in capital	75,913	75,579
Accumulated other comprehensive income	6,108	647
Retained earnings	90,445	84,945

TOTAL STOCKHOLDERS' EQUITY	180,204	168,896

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$969,655	$898,302

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

THREE MONTHS ENDED MARCH 31,
	2004	2003
	(Unaudited)

REVENUES
Premiums earned	$40,337	$33,871
Net investment income	9,983	8,410
Net realized and unrealized gains	895	340
Equity income on AMIC	621	401
Other income (expense)	596	(532)

	52,432	42,490

EXPENSES
Insurance benefits, claims and reserves	29,931	23,070
Amortization of deferred acquisition costs	1,379	1,676
Selling, general and administrative expenses	12,117	10,724
Interest expense on debt	560	100

	43,987	35,570

Income before income taxes	8,445	6,920
Income tax expense	2,945	2,483

NET INCOME	$5,500	$4,437

Basic income per common share	$.71	$.57

WEIGHTED AVERAGE BASIC COMMON
SHARES	7,737	7,816

Diluted income per common share	$.69	$.56

WEIGHTED AVERAGE DILUTED COMMON
SHARES	7,967	7,956

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

THREE MONTHS ENDED MARCH 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,500	$4,437
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred policy acquisition costs	1,379	1,676
Net realized gains on investments	(895)	(340)
Depreciation and amortization	201	184
Deferred tax expense (benefit)	6	(157)
Other	(574)	(568)
Changes in assets and liabilities:
Change in insurance liabilities	2,152	6,344
Additions to deferred acquisition costs	(1,967)	(1,620)
Change in net amounts due from and to reinsurers	4,543	876
Change in income tax liability	1,449	(1,426)
Change in due and unpaid premiums	351	(174)
Other	(3,689)	(2,765)
Net cash provided by operating activities	8,456	6,467

CASH FLOWS FROM INVESTING ACTIVITIES
Change in net amount due from and to brokers	29,917	4,900
Net purchases of short-term investments	(123)	(354)
Net sales of securities under resale agreements	11,498	7,349
Sales and maturities of fixed maturities	399,065	399,743
Purchases of fixed maturities	(518,784)	(425,137)
Sales of equity securities	8,366	3,638
Purchases of equity securities	(4,716)	(5,918)
Sales of other investments	1,805	10,526
Additional investments in other investments, net
of distributions	(2,424)	(5,413)
Net change in notes receivable	5,110	430
Other	(1,137)	312
Net cash used by investing activities	(71,423)	(9,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	-	10,000
Repayment of debt	-	(1,875)
Net deposits from investment-type insurance contracts	5,255	1,235
Exercise of common stock options	149	1,996
Repurchase of common stock	-	(2,666)
Dividends paid	(386)	(387)
Net cash provided by financing activities	5,018	8,303
(Decrease) increase in cash and cash equivalents	(57,949)	4,846
Cash and cash equivalents, beginning of year	60,547	13,292
Cash and cash equivalents, end of period	$2,598	$18,138

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held 58.6% of IHC's outstanding common stock at March 31, 2004.

(B) Principles of Consolidation and Preparation of Financial Statements

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Significant Accounting Policies and Practices (Continued)

(C) Stock-Based Compensation (Continued)

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the three months ended March 31, 2004 and 2003 would have been as follows:
	2004	2003
(In thousands, except per share data)

Net income, as reported	$5,500	$4,437
Add SAR expense included in reported
net income, net of tax	106	-
Deduct SAR and stock option expense
under SFAS No. 123, net of tax	(360)	(73)
Pro forma net income	$5,246	$4,364

Basic income per common share:
As reported	$.71	$.57
Pro forma	$.68	$.56
Diluted income per common share:
As reported	$.69	$.56
Pro forma	$.66	$.55

Note 2. American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which Standard Life and Madison Life cede at least 15% of their medical stop-loss business.

At March 31, 2004, the Company owned 39% of AMIC's outstanding common stock, and accounted for its investment under the equity method of accounting. The carrying value of the Company's investment in AMIC including goodwill of $1,973,000 was $30,195,000 at March 31, 2004 and its equity income was $621,000 for the three months ended March 31, 2004. At March 31, 2003, the Company owned 19.9% of AMIC's outstanding common stock. The Company's equity income was $401,000 for the three months ended March 31, 2003.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. American Independence Corp. (Continued)

The Company earned $77,000 and $69,000 for the three months ended March 31, 2004 and 2003, respectively, from its service agreement with AMIC dated November 15, 2002.

Note 3. Income Per Common Share

Included in the diluted earnings per share calculation for 2004 and 2003, respectively, are 230,000 and 140,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

Note 4. Income Taxes

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year.

The deferred income tax provision for the three months ended March 31, 2004 allocated to stockholders' equity for the increase in the net unrealized gains on investment securities was $3,154,000.

Note 5. Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $1,500,000 and $1,852,000 for the three months ended March 31, 2004 and 2003, respectively. Cash payments for interest were $266,000 and $89,000 for the three months ended March 31, 2004 and 2003, respectively.

Note 6. Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs) and cash flow hedges which are reported directly in stockholders' equity. Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:
	2004	2003
	(In thousands)

Net income	$5,500	$4,437
Unrealized gains (losses)	5,461	(1,625)
Comprehensive income	$10,961	$2,812

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the three months ended March 31, 2004 and 2003 is presented below:
	2004	2003
	(In thousands)
Revenues:
Medical stop-loss	$22,688	$16,569
Group disability, life, annuities and DBL	9,926	11,000
Individual life, annuities and other	13,070	9,671
Credit life and disability	4,995	4,528
Corporate	858	382
	51,537	42,150
Net realized and unrealized gains	895	340
	$52,432	$42,490

Income (loss) before income taxes:

Medical stop-loss	$5,033	$3,244
Group disability, life, annuities and DBL	705	1,254
Individual life, annuities and other	2,572	2,035
Credit life and disability	(30)	440
Corporate	(170)	(293)
	8,110	6,680

Interest expense	(560)	(100)
Net realized and unrealized gains	895	340
	$8,445	$6,920

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

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model. Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. In addition, the Company's acquisition group assesses opportunities to acquire blocks of business based on the amount of reserves transferred and current interest rates. Finally, management focuses on managing the costs of our operations, which contributed to the Company's consistent profitability.

The following is a summary of key performance information after for the three months ended March 31, 2004:

  Net income of $5.5 million ($.69 per share, diluted); 24% increase from the three months ended March 31, 2003;

  Revenues of $52.4 million; 23% increase from the three months ended March 31, 2003;

  Assets of $970 million; 7.9% increase from December 31, 2003;

  Book value of $23.29 per share; 6.5% increase from December 31, 2003;

  Generated investment income of 6.1% in the first quarter of 2004; compared to 6.4% in 2003;

  Investment portfolio continues to have an average AA rating and remains highly liquid; and

  The Insurance Group's invested assets were predominantly composed of investment grade fixed-income securities, cash and cash equivalents, resale agreements and policy loans; only 4.3% is held directly in non-investment grade bonds and a negligible amount in mortgage loans.

In recent years, we have experienced beneficial market changes in our core lines of business, however, insurance business may be cyclical. While the rates charged for medical stop-loss are increasing at a lesser rate than in recent years, increases in medical trend are also being held in check to a greater extent and deductibles and attachment points have increased, which reduces IHC's risk exposure. The Company remains optimistic that it will continue to produce profitable results while still growing its core businesses.

Information pertaining to the Company's business segments is provided in Note 7 of Notes to Consolidated Financial Statements.

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

The Company computes insurance policy benefits primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for insurance policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance policy benefits provided reasonably accurate levels of reserves at March 31, 2004 and December 31, 2003; however, if the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings, and these charges could be material.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net income was $5.5 million, or $.69 per share, diluted, for the three months ended March 31, 2004 compared to $4.4 million, or $.56 per share, diluted, for the three months ended March 31, 2003. The Company's income before taxes increased $1.5 million to $8.4 million for the three months ended March 31, 2004 from $6.9 million for 2003. The Company had net realized and unrealized gains of $.9 million in the first quarter of 2004 compared to $.3 million in 2003. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from year to year. Income tax expense increased $.4 million to $2.9 million in the first quarter of 2004 from $2.5 million 2003 primarily reflecting the increase in income before taxes.

Insurance Group

The Insurance Group's pre-tax income increased $1.8 million to $9.1 million in 2004 from $7.3 million in 2003. These results include net realized and unrealized gains of $.9 million in 2004 compared to $.3 million in 2003.

Premium revenues grew $6.4 million to $40.3 million in 2004 from $33.9 million in 2003; premium revenues increased $1.8 million at Madison Life and $4.6 million at Standard Life. The change at Madison Life is comprised of: a $1.3 million increase in the medical stop-loss line of business; an increase of $.4 million from the credit line of business; and a $.3 million increase from the LTD line, partially offset by a $.2 million decrease in premiums from all other lines. The change at Standard Life is comprised of the following increases: $4.9 million in medical stop-loss premiums due to higher volume in 2004; $.3 million in the HMO Reinsurance line; and $.2 million in the ordinary life line, partially offset by decreases of $.7 million in provider excess and $.1 million in all other lines.

Total net investment income of the Insurance Group increased $1.2 million primarily due to an increase in investable assets. The annualized return on investments of the Insurance Group was 5.9% in the first quarter of 2004 and 6.4% in the first quarter of 2003.

Equity income from AMIC increased $.2 million primarily due to the additional investment in AMIC.

Other income increased $1.0 million primarily due to a large surrender in the first quarter of 2003 from a modified coinsurance agreement that is in runoff status at Standard Life.

Insurance benefits, claims and reserves increased $6.9 million, reflecting increases of $2.6 million at Madison Life and $4.3 million at Standard Life. Madison Life's increase resulted from: $.8 million from growth in the medical stop-loss business; a $.6 million increase in the credit line due to an increase in claims; a $.4 million increase in the ordinary life line due to an increase in reserves; a $.7 million increase in interest credited; and a $.1 million increase from all other lines. The change at Standard Life is comprised of: higher claims and reserves of $3.4 million from the medical stop-loss line due to greater volume; an increase in reserves of $.8 million attributable to the ordinary life line of business that the Company assumed in November 2003; and a $.1 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $.7 million, due to increases at Madison Life of $.1 million and at Standard Life of $.6 million. The increase at Madison Life is due to greater general expenses, partially offset by lower deferred acquisition costs. The increase at Standard Life is due to greater commissions and general expenses partially offset by a decrease in taxes, licenses and fees.

Corporate

The pre-tax loss for corporate increased $.3 million to $.7 million for the quarter ended March 31, 2004 from $.4 million for the quarter ended March 31, 2003. The higher loss is primarily attributable to increases in interest expense of $.5 million and general expense of $.3 million, partially offset by increases in net investment income of $.4 million and other income of $.1 million.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 89.2% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at March 31, 2004. Also at such date, approximately 95.1% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2004, approximately 4.9% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at March 31, 2004.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months ended March 31, 2004 and 2003, the Company recorded a realized loss for other than temporary impairments of $.6 million and $3.8 million, respectively. In 2004 and 2003, $.6 million and $3.6 million, respectively, of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from expected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company has invested in IO Securities to help actively manage its interest rate exposure. Typically these securities account for less than 2% of IHC's total portfolio assets and are rated AAA or better. In a rising interest rate environment, IO Securities will increase in value which acts to mitigate the loss on the balance of the bond portfolio. In a decreasing interest rate environment, IO Securities will lose value, but there will be gains in the rest of the bond portfolio. Although these securities performed as expected, the Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Security is considered other than temporarily impaired. The Company recorded realized losses in the three months ended March 31, 2004 and 2003 under EITF 99-20, since there had been a decrease in expected cash flows combined with a decline in the IO Securities' fair value below cost.

The Company's gross unrealized losses on fixed maturities totaled $4.9 million at March 31, 2004. Substantially all of these securities were investment grade. The unrealized losses, primarily within the corporate securities portfolio, have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2004. The Company holds all securities as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income.

Balance Sheet

Total investments increased $115.7 million to $709.1 million at March 31, 2004. This increase is due to the investment of the cash received from acquisitions in December 2003. Such increase in total investments was offset by an increase in due to brokers of $29.9 million and a decrease of $58.0 million in cash and cash equivalents. The $2.4 million increase in insurance policy benefits reflects growth in the business. The $11.3 million increase in total stockholders' equity is primarily due to net income generated in the three months ended March 31, 2004, and an increase in net unrealized gains on fixed maturity investments. There were no repurchases of the Company's common stock in the first quarter of 2004.

The Company had net receivables from reinsurers of $118.0 million at March 31, 2004. Substantially all of the business ceded to such reinsurers is of short duration. All of these receivables are either due either from its affiliate, Independence American Insurance Company, highly rated companies or are adequately secured. As of March 31, 2004, the balance due from Independence American was $12,671,000 million. Accordingly, no allowance for doubtful accounts was necessary at March 31, 2004.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments and marketable securities) amounted to $25.8 million at March 31, 2004.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced an increase in unrealized gains of $5.7 million, net of deferred taxes and deferred policy acquisition costs, in accumulated other comprehensive income, reflecting net unrealized gains of $6.3 million at March 31, 2004 versus $.6 million at December 31, 2003. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures. However, the portfolio will always have interest rate exposure given the matching of its liabilities, and therefore portfolio valuations will fluctuate with market interest rates. The Company also recorded unrealized losses of $.2 million, net of deferred taxes, in the quarter ended March 31, 2004, due to changes in the fair value of its interest rate swaps which are accounted for as cash flow hedges.

The expected schedule of contractual obligations at March 31, 2004 is not materially different than the schedule at December 31, 2003

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2004 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2003. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

ITEM 4. CONTROLS AND PROCEDURES

The President and the Chief Financial Officer of the Company (its principal executive officer and its principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

                    Item 3. Defaults upon Senior Securities

                    None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b) Reports on Form 8-K

A report on Form 8-K was filed on March 8, 2004 to announce 2003 fourth quarter and full year earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(THE REGISTRANT)

By: /s/ Roy T.K. Thung

Chief Executive Officer and

President

By: /s/ Teresa A. Herbert

Teresa A. Herbert

Vice President and

Chief Financial Officer

Dated: May 14, 2004