Form 10-Q
period 2004-06-30
INDEPENDENCE HOLDING CO
filed 2004-08-13
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __. No. X.

14,198,296 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of August 13, 2004

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE
No.

Item 1. Financial Statements

Consolidated Balance Sheets -
June 30, 2004 (unaudited) and December 31, 2003	3

Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 2004
and 2003 (unaudited)	4

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2004 and 2003 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition	13
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases	23
of Equity Securities

Item 3. Defaults upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	25

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$9,483	$8,640
Securities purchased under agreements to resell	13,186	26,549
Fixed maturities	573,523	490,311
Equity securities	17,815	21,403
Other investments	46,785	46,500

Total investments	660,792	593,403

Cash and cash equivalents	31,559	60,547
Due from brokers	158	17,542
Investment in American Independence Corp. ("AMIC")	29,163	27,345
Deferred acquisition costs	37,171	33,113
Due and unpaid premiums	5,846	6,210
Due from reinsurers	125,637	128,418
Notes and other receivables	11,041	13,882
Other assets	24,834	17,842

TOTAL ASSETS	$926,201	$898,302

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance policy benefits	$331,539	$334,468
Funds on deposit	312,176	281,837
Unearned premiums	18,007	16,491
Policy claims	8,266	7,634
Other policyholders' funds	8,186	6,539
Due to brokers	14,403	20,773
Due to reinsurers	8,746	5,889
Accounts payable, accruals and other liabilities	18,853	20,593
Debt	12,500	12,500
Junior subordinated debt securities	22,682	22,682

TOTAL LIABILITIES	755,358	729,406

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 14,061,310 and 13,904,258 shares
issued and outstanding, net of -0- and 3,708,122
shares in treasury, respectively	14,061	13,904
Paid-in capital	75,619	75,579
Accumulated other comprehensive (loss) income	(8,236)	647
Retained earnings	89,399	78,766

TOTAL STOCKHOLDERS' EQUITY	170,843	168,896

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$926,201	$898,302

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)

REVENUES:
Premiums earned	$45,439	$37,141	$85,776	$71,012
Net investment income	11,283	9,828	21,266	18,238
Net realized and unrealized gains	425	337	1,320	677
Equity income from AMIC	525	536	1,146	937
Other income (expense)	441	244	1,037	(288)

	58,113	48,086	110,545	90,576

EXPENSES:
Insurance benefits, claims and
reserves	31,877	25,605	61,808	48,675
Amortization of deferred acquisition
costs	2,762	1,548	4,141	3,224
Selling, general and administrative
expenses	14,381	13,005	26,498	23,729
Interest expense	502	249	1,062	349

	49,522	40,407	93,509	75,977

Income before income tax	8,591	7,679	17,036	14,599
Income tax expense	3,041	2,721	5,986	5,204

Net income	$5,550	$4,958	$11,050	$9,395

Basic income per common share	$.40	$.36	$.79	$.67

WEIGHTED AVERAGE BASIC
COMMON SHARES	13,997	13,963	13,962	14,017

Diluted income per common share	$.39	$.35	$.77	$.66

WEIGHTED AVERAGE DILUTED
COMMON SHARES	14,340	14,222	14,281	14,267

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

SIX MONTHS ENDED JUNE 30, 2004 2003
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,050	$9,395
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of deferred policy acquisition costs	4,141	3,224
Net realized and unrealized gains on investments	(1,320)	(677)
Depreciation and amortization	397	386
Deferred tax expense (benefit)	1,329	(710)
Equity income from AMIC	(1,146)	(937)
Other	62	769
Changes in assets and liabilities:
Change in insurance liabilities	(3,633)	17,345
Additions to deferred acquisition costs	(5,822)	(3,386)
Change in net amounts due from and to reinsurers	5,638	(7,760)
Change in income tax liability	474	(1,706)
Change in due and unpaid premiums	364	1,037
Other	(2,017)	(5,721)

Net cash provided by operating activities	9,517	11,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	11,015	19,666
Net purchases of short-term investments	(832)	(4,933)
Net sales (purchases) of securities under resale agreements	13,363	(3,306)
Sales and maturities of fixed maturities	624,424	852,850
Purchases of fixed maturities	(723,249)	(877,836)
Sales of equity securities	10,193	17,833
Purchases of equity securities	(6,853)	(27,146)
Sales of other investments	1,873	25,534
Additional investments in other investments, net of distributions	(2,276)	(12,052)
Cash received in the purchase of policy block	25,785	-
Additional investment in AMIC	(1,464)	(7,212)
Net change in notes receivable	5,434	77
Other	(2,591)	23

Net cash used by investing activities	(45,178)	(16,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on investment-type insurance contracts, net	9,051	2,882
Proceeds from issuance of debt	-	10,000
Repayment of debt	-	(2,813)
Exercise of common stock options	1,938	2,055
Repurchase of common stock	(3,579)	(3,869)
Dividends paid	(737)	(387)
Net cash provided by financing activities (Decrease) increase in cash and cash equivalents	6,673	7,868
	(28,988)	2,625
Cash and cash equivalents, beginning of year	60,547	13,292
Cash and cash equivalents, end of period	$31,559	$15,917

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Significant Accounting Policies and Practices

(A) Business and Organization

Independence Holding Company ("IHC") is a holding company principally engaged in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life") and their subsidiaries (collectively, the "Insurance Group") and a 40% equity interest in the common stock of American Independence Corp. ("AMIC"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 58% of IHC's outstanding common stock at June 30, 2004.

(B) Basis of Presentation

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

On June 8, 2004, IHC declared a special 80% stock dividend and $.045 per share cash dividend, payable to shareholders of record on June 18, 2004 with a distribution date of July 2, 2004. A total of 6,243,787 common shares (issued out of both treasury and authorized and unissued shares) were distributed and fractional shares were paid in cash in lieu of stock. The stock distribution has been accounted for as a stock split effected in the form of a dividend. Accordingly, the par value of the additional shares issued (approximately $6.2 million) was charged to retained earnings and a corresponding amount was credited to common stock, on a retroactive basis, with no change in total stockholders' equity. In addition, all share and per share data for all periods presented herein has been adjusted to reflect the additional shares.

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

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$5,550	$4,958	$11,050	$9,395
Add SAR expense included in
reported net income, net of tax	47	19	153	19
Deduct SAR and stock option
expense under SFAS No. 123,
net of tax	(125)	(164)	(485)	(237)
Pro forma net income	$5,472	$4,813	$10,718	$9,177

Basic income per common share:
As reported	$.40	$.36	$.79	$.67
Pro forma	$.39	$.34	$.77	$.66

Diluted income per common share:
As reported	$.39	$.35	$.77	$.66
Pro forma	$.38	$.34	$.75	$.64

Note 2. American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which Standard Life and Madison Life cede at least 15% of their medical stop-loss business to a subsidiary of AMIC.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. American Independence Corp. (Continued)

On June 15, 2004, IHC purchased an additional 94,488 shares of AMIC for $1,464,000. This brought IHC's total ownership in AMIC to 3,374,555 shares. At June 30, 2004, the Company owned 40% of AMIC's outstanding common stock, and accounted for its investment under the equity method of accounting. The carrying value of the Company's investment in AMIC, including goodwill of $2,640,000, was $31,803,000 at June 30, 2004 and its equity income was $525,000 and $1,146,000, respectively, for the three and six months ended June 30, 2004. At June 30, 2003, the Company owned 31.7% of AMIC's outstanding common stock. The Company's equity income was $536,000 and $937,000, respectively, for the three and six months ended June 30, 2003.

The Company earned $82,000 and $31,000 for the three months ended June 30, 2004 and 2003, respectively, and $159,000 and $100,000 for the six months ended June 30, 2004 and 2003, respectively, from its service agreement with AMIC dated November 15, 2002 and amended April 21, 2004.

Note 3. Income Per Common Share

Included in the diluted earnings per share calculations are 343,000 and 259,000 shares for the three months ended June 30, 2004 and 2003, respectively, and 319,000 and 250,000 shares for the six months ended June 30, 2004 and 2003, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Investment Securities

The following table summarizes, for all securities in an unrealized loss position at June 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$213,349	$12,782	$-	$-	$213,349	$12,782
CMOs and ABS (1)	124,481	4,659	15,309	1,051	139,790	5,710
US Government
and agencies	42,444	1,922	-	-	42,444	1,922
Agency MBS (2)	25,229	1,584	2	-	25,231	1,584
States and political
subdivisions	15,389	464	-	-	15,389	464
Total fixed
maturities	420,892	21,411	15,311	1,051	436,203	22,462
Common stock	768	86	-	-	768	86
Preferred stock	7,412	254	-	-	7,412	254
Total temporarily
impaired
securities	$429,072	$21,751	$15,311	$1,051	$444,383	$22,802

(1) Collateralized mortgage obligations and asset-backed securities.

(2) Mortgage-backed securities.

Substantially all of the unrealized losses at June 30, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at June 30, 2004.  A total of 95 securities were in a continuous unrealized loss position for less than 12 months, and 5 securities for 12 months or longer.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2004.

For the six months ended June 30, 2004 and 2003, the Company recorded a realized loss for other than temporary impairments of $.8 million and $5.2 million, respectively. In 2004 and 2003, $.6 million and $5.0 million, respectively, of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from expected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained beneficial interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Securities is considered other than temporarily impaired. The Company recorded realized losses in the six months ended June 30, 2004 and 2003 under EITF 99-20, since there has been a decrease in

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Investment Securities (Continued)

expected cash flows combined with a decline in the IO Securities' fair value below cost.

Note 5. Income Taxes

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year. The deferred income tax benefit allocated to stockholders' equity for other comprehensive loss for the three months and six months ended June 30, 2004 was $8,270,000 and $5,116,000, respectively.

Note 6. Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $2,503,000 and $5,585,000 for the six months ended June 30, 2004 and 2003, respectively. Cash payments for interest were $832,000 and $95,000 for the six months ended June 30, 2004 and 2003, respectively.

Note 7. Comprehensive (Loss) Income

The components of comprehensive (loss) income include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs) and (iii) after-tax net cash flow hedges which are reported directly in stockholders' equity. Comprehensive (loss) income for the three and six months ended June 30, 2004 and 2003 is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)

Net income	$5,550	$4,958	$11,050	$9,395
Unrealized (losses) gains on:
Available-for-sale
securities	(14,143)	2,596	(9,192)	971
Cash flow hedges	(201)	-	309	-
Comprehensive (loss)
income	$(8,794)	$7,554	$2,167	$10,366

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Purchase of Policy Block

On June 23, 2004, IHC acquired a block of individual deferred annuity and life policies through an assumption reinsurance transaction. A summary of the amounts recorded by the Company as of the effective date is as follows (in thousands):

Liabilities:
Funds on deposit	$878
Insurance policy benefits	25,707
26,585
Non-cash assets:
Deferred acquisition costs	800

Cash received	$25,785

Note 9. Subsequent Events

(A) Acquisition of MGU and Issuance of Common Stock

Effective July 1, 2004, IHC acquired a 52% interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss managing general underwriter ("MGU"), with a block of approximately $41 million of annualized premium. AMIC acquired a 23% interest and the current senior management continues to own 25% of the MGU. The purchase was paid for with both cash and the issuance of 129,808 shares of IHC common stock (the "Shares"). The Shares were issued at a fair value of $16.18 per share in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as a private placement of unregistered securities under Section 4(2) thereof. Accordingly, the Shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the Shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the Securities and Exchange Commission or under an exemption from the registration requirements of the Securities Act.

(B) Increase in Shares of Common Stock

On July 29, 2004, IHC filed an amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect an increase in the number of shares of common stock, $1.00 par value per share, which IHC has authority to issue by 5,000,000 from 15,000,000 to 20,000,000, and consequently, to increase the total number of shares of all classes of stock which IHC shall have authority to issue by 5,000,000, from 15,100,000 to 20,100,000. The amendment was approved by the written consent of stockholders pursuant to a consent solicitation commenced on July 12, 2004.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the periods ended June 30, 2004 and 2003 is presented below:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Medical stop-loss	$27,156	$19,680	$49,844	$36,249
Group disability, life, annuities
and DBL	13,305	11,244	23,231	22,244
Individual life, annuities and
other	11,290	11,035	24,360	20,706
Credit life and disability	5,335	5,306	10,330	9,834
Corporate	602	484	1,460	866
	57,688	47,749	109,225	89,899
Net realized and unrealized
gains	425	337	1,320	677
	$58,113	$48,086	$110,545	$90,576

Income before income
taxes:
Medical stop-loss	$5,055	$4,179	$10,088	$7,423
Group disability, life, annuities
and DBL	1,829	1,444	2,534	2,698
Individual life, annuities and
other	1,969	2,414	4,541	4,449
Credit life and disability	905	294	875	734
Corporate	(1,090)	(740)	(1,260)	(1,033)
	8,668	7,591	16,778	14,271
Interest expense	(502)	(249)	(1,062)	(349)
Net realized and unrealized
gains	425	337	1,320	677
	$8,591	$7,679	$17,036	$14,599

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

The Company is a holding company principally engaged in health insurance throughout the United States, and is a leader in the medical stop-loss industry nationally. The Company operates through its two insurance carriers (Standard Life and Madison Life) and its 40% ownership interest in American Independence Corp. ("AMIC"), which owns medical stop-loss managing general underwriters (MGUs). Through its ownership of AMIC and other MGUs, IHC controls a majority of the production sources for this core product, while maintaining profitability through disciplined underwriting. IHC also writes group disability/DBL, group life and annuities, individual life and annuities, and credit life and disability. These lines of business are targeted to niche markets. The majority of group life and disability business is focused in the upper Midwest school and public entity markets. The DBL business is written in New York State and administered through Standard Life's efficient web-based back office. Individual life and annuities are written under a nation-wide program for volunteer emergency service personnel. Our credit life and disability business is through a select group of producers.

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

The following is a summary of key performance information for the three and six months ended June 30, 2004, as well as other key events affecting the Company:

  Net income of $5.6 million and $11.1 million ($.39 and $.77 per share, diluted) for the three and six months ended June 30, 2004, representing increases of 11.9% and 17.6% compared to the respective 2003 periods;

  Revenues of $58.1 million and $110.5 million for the three and six months ended June 30, 2004, representing increases of 20.9% and 22.0% compared to the respective 2003 periods;

  Assets of $926.2 million; 3.1% increase from December 31, 2003;

  Consolidated investment yield rate of 6.7% in the second quarter of 2004 compared to 7.3% in 2003;

  Highly liquid investment portfolio with an average rating of AA;

  Invested assets predominantly composed of investment grade fixed-income securities, cash and cash equivalents, resale agreements and policy loans; only 4.9% of fixed income securities are non-investment grade at June 30, 2004;

  Purchased an additional 94,488 shares of AMIC, bringing our current ownership to 40%;

  Increased the cash dividend 80% and began paying this dividend semi-annually;

  Declared an 80% stock dividend resulting in shareholders as of the record date of June 18, 2004, receiving eight additional shares for every 10 shares owned;

  Authorized the repurchase in the open market of an additional 450,000 shares of IHC common stock;

  Acquired an annuity block with reserves of approximately $25 million;

  Effective July 1, 2004, acquired a 52% interest in a medical stop-loss MGU with approximately $41 million of annualized premium; and

  On July 15, 2004, moved the listing of IHC common stock to the New York Stock Exchange. The Company's stock now trades under the symbol "IHC".

In recent years, IHC has experienced beneficial market changes in its core lines of business, however, the insurance business may be cyclical. While the rates charged for medical stop-loss are increasing at a lesser rate than in recent years, increases in medical trend are also being held in check and deductibles and attachment points have increased, which reduces IHC's risk exposure. The Company remains optimistic that it will continue to produce profitable results while still growing its core businesses.

Information pertaining to the Company's business segments is provided in Note 10 of Notes to Consolidated Financial Statements.

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

The Company computes insurance policy benefits primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for insurance policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance policy benefits provided reasonably accurate levels of reserves at June 30, 2004 and December 31, 2003; however, if the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings, and these charges could be material.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net income was $5.6 million, or $.39 per share, diluted, for the three months ended June 30, 2004 compared to $5.0 million, or $.35 per share, diluted, for the three months ended June 30, 2003. The Company's income before taxes increased $.9 million to $8.6 million for the three months ended June 30, 2004 from $7.7 million for 2003. The Company had net realized and unrealized gains of $.4 million in the second quarter of 2004 compared to $.3 million in 2003. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. Income tax expense increased $.3 million to $3.0 million in the first quarter of 2004 from $2.7 million in 2003, primarily reflecting an increase in income before taxes.

Insurance Group

The Insurance Group's pre-tax income increased $1.4 million to $10.1 million in 2004 from $8.7 million in 2003. These results include net realized and unrealized gains of $.3 million for both 2004 and 2003.

Premium revenues grew $8.3 million to $45.4 million in 2004 from $37.1 million in 2003; premium revenues increased $2.5 million at Madison Life and $5.8 million at Standard Life. The change at Madison Life is comprised of the following increases: $1.4 million in the medical stop-loss line of business due to higher volume; $.5 million from the ordinary life line of business; $.3 million from Group A&H; $.2 million from the LTD line; and $.1 million from all other lines. The change at Standard Life is comprised of the following increases: $5.1 million in medical stop-loss premiums due to higher volume in 2004; $.3 million in the DBL line; $.2 million in the ordinary life line; and $.2 million in all other lines.

Total net investment income of the Insurance Group increased $1.4 million primarily due to an increase in investable assets. The annualized return on investments of the Insurance Group was 6.7% in the second quarter of both 2004 and 2003. Equity income from AMIC was relatively unchanged. Other income increased $.1 million.

Insurance benefits, claims and reserves increased $6.3 million, reflecting increases of $1.9 million at Madison Life and $4.4 million at Standard Life. Madison Life's increase resulted from: $.9 million from growth in the medical stop-loss business; a $.9 million increase in reserves for the ordinary life line; a $.5 million increase in the LTD line due to increased claims; and a $.4 million increase in interest credited on annuities due to the acquisitions in the fourth quarter of 2003; partially offset by a decrease in the credit line of $.6 million due to a reduction in claims and a $.2 million decrease from all other lines. The change at Standard Life is comprised of: higher claims and reserves of $3.8 million from the medical stop-loss line due to greater volume and an increase in claims experience in the second quarter of 2004; an increase in reserves of $.4 million attributable to the ordinary life line of business that the Company assumed in the fourth quarter of 2003; and a $.2 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $2.1 million due to increases at Madison Life of $.5 million and at Standard Life of $1.6 million. The increase at Madison Life is due to greater commission expenses, partially offset by lower amortization of deferred acquisition costs. The increase at Standard Life is due to greater commissions and general expenses, partially offset by a decrease in taxes, licenses and fees.

Corporate

The pre-tax loss for corporate increased $.5 million to $1.5 million for the quarter ended June 30, 2004 from $1.0 million for the quarter ended June 30, 2003. The higher pre-tax loss is primarily attributable to increases in interest expense of $.3 million and general expense of $.5 million, partially offset by increases in realized gains of $.1 million and other income of $.2 million.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net income was $11.1 million, or $.77 per share, diluted, for the six months ended June 30, 2004 compared to $9.4 million, or $.66 per share, diluted, for the six months ended June 30, 2003. The Company's income before taxes increased $2.4 million to $17.0 million for the six months ended June 30, 2004 from $14.6 million for 2003. The Company had net realized and unrealized gains of $1.3 million in the six months ended 2004 compared to $.7 million in 2003. Income tax expense increased $.8 million to $6.0 million in the six months ended June 30, 2004 from $5.2 million in 2003, primarily reflecting the increase in income before taxes.

Insurance Group

The Insurance Group's pre-tax income increased $3.2 million to $19.2 million in 2004 from $16.0 million in 2003. These results include net realized and unrealized gains of $1.2 million in 2004 compared to $.7 million in 2003.

Premium revenues grew $14.8 million to $85.8 million in 2004 from $71.0 million in 2003; premium revenues increased $4.3 million at Madison Life and $10.5 million at Standard Life. The change at Madison Life is comprised of increases of: $2.6 million in the medical stop-loss line of business; $.5 million from the credit line of business; $.5 million from the LTD line; $.4 million from the ordinary life lines; and $.3 million increase from the Group A&H lines. The change at Standard Life is comprised of the following increases; $10.0 million in medical stop-loss premiums due to higher volume in 2004; $.4 million in the HMO Reinsurance line; $.5 million in the ordinary life line; and $.3 million in all other lines; partially offset by a decrease of $.7 million in provider excess.

Total net investment income of the Insurance Group increased $2.7 million, primarily due to an increase in investable assets. The annualized return on investments of the Insurance Group was 6.3% in the first six months of 2004 and 6.6% in the first six months of 2003.

Equity income from AMIC increased $.2 million primarily due to the increase in ownership.

Other income increased $1.1 million primarily due to $.7 million of surrenders from a coinsurance agreement on a block of business assumed and $.4 million from other items.

Insurance benefits, claims and reserves increased $13.1 million, reflecting increases of $4.5 million at Madison Life and $8.6 million at Standard Life. Madison Life's increase resulted from: a $1.6 million increase from growth in the medical stop-loss business; a $1.2 million increase in the ordinary life line and a $1.1 million increase in interest credited on annuity policies, both due to the acquisitions during the fourth quarter of 2003; a $.7 million increase in the LTD line due to an increase in premiums and loss ratios; partially offset by a $.1 million decrease from all other lines. The change at Standard Life is comprised of: higher claims and reserves of $6.8 million from the medical stop-loss line due to greater volume and an increase in claims experience; an increase in reserves of $1.4 million attributable to the ordinary life line of business that the Company assumed in November 2003; an increase of $.3 million in DBL from higher claims; and a $.1 million increase in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $3.0 million, due to increases at Madison Life of $.6 million and at Standard Life of $2.4 million. The increase at Madison Life is due to greater commissions and general expenses, partially offset by lower amortization of deferred acquisition costs. The increase at Standard Life is due to greater commissions and general expenses partially offset by a decrease in taxes, licenses and fees.

Corporate

The pre-tax loss for corporate increased $.8 million to $2.2 million for the six months ended June 30, 2004 from $1.4 million for the six months ended June 30, 2003. The higher pre-tax loss is primarily attributable to increases in interest expense of $.7 million due to the increase in debt and general expense of $.8 million related to higher compensation and legal costs, partially offset by increases in net investment income of $.4 million, realized gains of $.1 million and other income of $.2 million.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 89.0% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at June 30, 2004. Also at such date, approximately 95.1% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2004, approximately 4.9% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at June 30, 2004.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the six months ended June 30, 2004 and 2003, the Company recorded a realized loss for other than temporary impairments of $.6 million and $5.2 million, respectively. In 2004 and 2003, $.6 million and $5.0 million, respectively, of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from expected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company has invested in IO Securities to help actively manage its interest rate exposure. Typically these securities account for less than 2% of IHC's total portfolio assets and are rated AAA or better. In a rising interest rate environment, such as that experienced in the second quarter of 2004, IO Securities will increase in value which acts to mitigate the unrealized loss on the balance of the bond portfolio. In a decreasing interest rate environment, such as that experienced in the first half of 2003, IO Securities will lose value, but there will be unrealized gains in the rest of the bond portfolio. Although these securities performed as expected, the Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Security is considered other than temporarily impaired. The Company recorded realized losses in the six months ended June 30, 2004 and 2003 under EITF 99-20, since there had been a decrease in expected cash flows combined with a decline in the IO Securities' fair value below cost.

The Company's gross unrealized loss on fixed maturities totaled $22.5 million at June 30, 2004. Substantially all of these securities were investment grade. The unrealized losses, primarily within the corporate securities portfolio, have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2004. The Company holds all securities as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income or loss.

Balance Sheet

Total investments increased $67.4 million from $593.4 million at December 31, 2003 to $660.8 million at June 30, 2004. This increase is primarily due to the investment of the cash received from acquisitions of policy blocks in December 2003 and June 2004 and the settlement of security trades. Such increase in total investments was offset in part by a decrease of $29.0 million in cash and cash equivalents. The $27.4 million increase in insurance policy benefits and funds on deposit reflects growth in the business principally from the June 2004 acquisition. The $1.9 million increase in total stockholders' equity is primarily due to net income from operations and exercise of options in the six months ended June 30, 2004, offset by net unrealized losses on fixed maturity investments and repurchases of the Company's common stock.

The Company had net receivables from reinsurers of $116.9 million at June 30, 2004. Substantially all of the business ceded to such reinsurers is of short duration. All of these receivables are due either from the Company's affiliate, Independence American Insurance Company, highly rated companies or are adequately secured. As of June 30, 2004, the balance due from Independence American was $14.9 million. An allowance for doubtful accounts was not deemed necessary at June 30, 2004.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments and marketable securities) amounted to $25.6 million at June 30, 2004.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus, issuance of stock and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced an increase in unrealized losses of $8.8 million, net of deferred taxes and deferred policy acquisition costs, in accumulated other comprehensive income (loss), reflecting net unrealized losses of $8.2 million at June 30, 2004 versus net unrealized gains of $.6 million at December 31, 2003. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures. However, the portfolio will always have interest rate exposure given the matching of liabilities, and therefore portfolio valuations will fluctuate with market interest rates. The net unrealized loss at June 30, 2004 consists of a net unrealized loss of $8.5 million on securities available-for-sale and an unrealized gain of $.3 million due to changes in the fair value of interest rate swaps accounted for as cash flow hedges. The net unrealized loss on securities available-for-sale is attributable to the dramatic increase in interest rates from December 31, 2003 to June 30, 2004.

The Company's schedule of contractual obligations at June 30, 2004 is not materially different from the schedule at December 31, 2003 included in the annual report on Form 10-K.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In June 2004, the Board of Directors authorized an additional 450,000 shares to be repurchased under the 1991 plan. As of June 30, 2004, 548,737 shares were still authorized to be repurchased under the plan.

The following table summarizes information with respect to the share repurchase program:
2004			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	-	$-	270,817
February	-	-	270,817
March	-	-	270,817
April	-	-	270,817
May	168,480	20.89	102,337
June	3,600	16.64	548,737

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2004 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2003. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

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

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

See Part I, Item 2, Share Repurchase Program, for information concerning issuer purchases of equity securities during the six months ended June 30, 2004.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 18, 2004, the following 7 nominees were re-elected for one-year terms on the Board of Directors:

Larry R. Graber, Allan C. Kirkman, Steven B. Lapin, Edward Netter, Robert P. Ross, Jr., James G. Tatum and Roy T.K. Thung.

The vote on the election of the above nominees was:

For: At least 13,209,912 shares

Against: No more than 223,112 shares

The appointment of KPMG LLP as independent auditors for 2004 was ratified by a vote of 13,282,395 shares for, 100,892 shares against, and 49,738 shares abstaining.

There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3(i) Restated Certificate of Incorporation of Independence Holding Company. Incorporated by reference to the Report on Form 10-K for the fiscal year ended December 31, 1987, as amended.

3(i)(a) Amendment to Restated Certificate of Incorporation of Independence Holding Company, filed with the Secretary of State of the State of Delaware on July 29, 2004. Incorporated by reference to the Current Report on Form 8-K dated July 29, 2004.

31.1 Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b) Reports on Form 8-K

- A report on Form 8-K was filed on May 7, 2004 to announce 2004 first quarter earnings.

- A report on Form 8-K was filed on June 9, 2004 to announce special 80% stock dividend and an 80% increase in annual cash dividend.

- A report on Form 8-K was filed on June 15, 2004, announcing purchase of block of American Independence Corp. shares.

- A report on Form 8-K was filed on June 21, 2004 announcing continuation of stock buy back program.

- A report on Form 8-K was filed on June 23, 2004 announcing acquisition of $25 million annuity block.

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

Dated: August 13, 2004