Form 10-Q
period 2004-09-30
INDEPENDENCE HOLDING CO
filed 2004-11-15
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: SEPTEMBER 30, 2004

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

14,121,496 SHARES OF COMMON STOCK, $1.00 PAR VALUE

Common stock outstanding as of November 15, 2004

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE
No.

Item 1. Financial Statements

Consolidated Balance Sheets -
September 30, 2004 (unaudited) and December 31, 2003	3

Consolidated Statements of Operations -
Three Months and Nine Months Ended September 30, 2004
and 2003 (unaudited)	4

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2004 and 2003 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition	15
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	27

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$8,058	$8,640
Securities purchased under agreements to resell	71,109	26,549
Fixed maturities	568,720	490,311
Equity securities	18,385	21,403
Other investments	47,009	46,500

Total investments	713,281	593,403

Cash and cash equivalents	18,419	60,547
Due from brokers	11,108	17,542
Investment in American Independence Corp.
("AMIC")	30,031	27,345
Deferred acquisition costs	35,704	33,113
Due and unpaid premiums	6,486	6,210
Due from reinsurers	125,872	128,418
Notes and other receivables	10,324	13,882
Other assets	24,483	17,842

TOTAL ASSETS	$975,708	$898,302

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance policy benefits	$331,067	$334,468
Funds on deposit	317,041	281,837
Unearned premiums	17,903	16,491
Policy claims	8,435	7,634
Other policyholders' funds	8,970	6,539
Due to brokers	40,863	20,773
Due to reinsurers	10,081	5,889
Accounts payable, accruals and other liabilities	21,977	20,593
Debt	12,500	12,500
Junior subordinated debt securities	22,682	22,682

TOTAL LIABILITIES	791,519	729,406

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 14,182,496 and 13,904,258
shares issued and outstanding, net of 31,300
and 3,708,122 shares in treasury, respectively	14,182	13,904
Paid-in capital	77,294	75,579
Accumulated other comprehensive (loss) income	(2,233)	647
Retained earnings	94,946	78,766

TOTAL STOCKHOLDERS' EQUITY	184,189	168,896

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$975,708	$898,302

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)

REVENUES:
Premiums earned	$43,799	$37,996	$129,575	$109,008
Net investment income	11,514	8,715	32,780	26,953
Net realized and unrealized gains
(losses)	941	(159)	2,261	518
Equity income from AMIC	665	770	1,811	1,707
Other income (expense)	1,753	273	2,790	(15)

	58,672	47,595	169,217	138,171

EXPENSES:
Insurance benefits, claims and
reserves	32,526	26,061	94,334	74,736
Amortization of deferred acquisition
costs	1,511	2,062	5,652	5,286
Selling, general and administrative
expenses	15,636	12,388	42,134	36,117
Interest expense	526	259	1,588	608

	50,199	40,770	143,708	116,747

Income before income tax	8,473	6,825	25,509	21,424
Income tax expense	2,927	2,332	8,913	7,536

Net income	$5,546	$4,493	$16,596	$13,888

Basic income per common share	$.39	$.32	$1.18	$.99

WEIGHTED AVERAGE BASIC
COMMON SHARES	14,186	13,910	14,036	13,981

Diluted income per common share	$.38	$.32	$1.16	$.97

WEIGHTED AVERAGE DILUTED
COMMON SHARES	14,532	14,238	14,359	14,252

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2004 2003
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,596	$13,888
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of deferred acquisition costs	5,652	5,286
Net realized and unrealized gains on investments	(2,261)	(518)
Depreciation and amortization	729	564
Deferred tax expense	2,536	1,859
Equity income from AMIC	(1,811)	(1,707)
Other	(621)	(354)
Changes in assets and liabilities:
Change in insurance liabilities	(2,727)	21,297
Additions to deferred acquisition costs	(7,581)	(5,654)
Change in net amounts due from and to reinsurers	6,738	(10,350)
Change in income tax liability	2,398	(1,879)
Change in due and unpaid premiums	(276)	1,357
Other	(1,787)	353

Net cash provided by operating activities	17,585	24,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to brokers	26,220	(3,208)
Net sales (purchases) of short-term investments	604	(633)
Net purchases of securities under resale agreements	(44,560)	(8,766)
Sales and maturities of fixed maturities	911,648	1,091,557
Purchases of fixed maturities	(993,928)	(1,102,059)
Sales of equity securities	17,377	13,711
Purchases of equity securities	(14,347)	(23,360)
Additional investment in AMIC	(1,464)	(7,439)
Sales of other investments	2,052	38,624
Additional investments in other investments, net of distributions	(1,795)	(19,763)
Cash paid in purchase of subsidiary, net	(1,540)	-
Cash received in purchase of policy block	25,785	-
Net change in notes receivable	5,318	45
Other	(2,007)	(698)

Net cash used by investing activities	(70,637)	(21,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on investment-type insurance contracts, net	13,389	5,413
Proceeds from debt and junior subordinated debt securities	-	22,500
Repayment of debt	-	(8,438)
Exercise of common stock options	2,046	2,122
Repurchase of common stock	(3,765)	(4,182)
Dividends paid	(746)	(387)

Net cash provided by financing activities	10,924	17,028

(Decrease) increase in cash and cash equivalents	(42,128)	19,181
Cash and cash equivalents, beginning of year	60,547	13,292
Cash and cash equivalents, end of period	$18,419	$32,473

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held approximately 58% of IHC's outstanding common stock at September 30, 2004.

(B) Basis of Presentation

The consolidated financial statements have been prepared in accordance with the requirements for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated results of operations for the interim periods have been included. The consolidated results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be anticipated for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in IHC's Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income, as reported	$5,546	$4,493	$16,596	$13,888
Add SAR expense included in
reported net income, net of tax	-	10	153	29
Deduct SAR and stock option
expense under SFAS No. 123,
net of tax	(152)	(183)	(637)	(420)
Pro forma net income	$5,394	$4,320	$16,112	$13,497

Basic income per common share:
As reported	$.39	$.32	$1.18	$.99
Pro forma	$.38	$.31	$1.15	$.97

Diluted income per common share:
As reported	$.38	$.32	$1.16	$.97
Pro forma	$.37	$.30	$1.12	$.95

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

On June 15, 2004, IHC purchased an additional 94,488 shares of AMIC for $1,464,000. This brought IHC's total ownership in AMIC to 3,374,555 shares. At September 30, 2004, the Company owned 40% of AMIC's outstanding common stock, and accounted for its investment under the equity method of accounting. The carrying value of the Company's investment in AMIC was $30,031,000 at September 30, 2004 (excluding related goodwill of $2,708,000 which is reported in other assets), and its equity income was $665,000 and $1,811,000, respectively, for the three and nine months ended September 30, 2004. At September 30, 2003, the Company owned 31.7% of AMIC's outstanding common stock. The Company's equity income was $770,000 and $1,707,000, respectively, for the three and nine months ended September 30, 2003.

The Company earned $80,000 and $32,000 for the three months ended September 30, 2004 and 2003, respectively, and $239,000 and $132,000 for the nine months ended September 30, 2004 and 2003, respectively, from its service agreement with AMIC dated November 15, 2002 and amended April 21, 2004.

Note 3. Income Per Common Share

Included in the diluted earnings per share calculations are 346,000 and 328,000 shares for the three months ended September 30, 2004 and 2003, respectively, and 323,000 and 271,000 shares for the nine months ended September 30, 2004 and 2003, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Investment Securities

The following table summarizes, for all securities in an unrealized loss position at September 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position:
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$156,302	$6,058	$-	$-	$156,302	$6,058
CMOs and ABS (1)	80,466	3,282	33,632	705	114,098	3,987
US Government
and agencies	29,040	471	-	-	29,040	471
Agency MBS (2)	51,922	621	2	-	51,924	621
States and political
subdivisions	-	-	1,524	39	1,524	39
Total fixed
maturities	317,730	10,432	35,158	744	352,888	11,176
Common stock	623	133	-	-	623	133
Preferred stock	6,751	210	-	-	6,751	210
Total temporarily
impaired
securities	$325,104	$10,775	$35,158	$744	$360,262	$11,519

(1) Collateralized mortgage obligations and asset-backed securities.

(2) Mortgage-backed securities.

Substantially all of the unrealized losses at September 30, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2004.  A total of 68 securities were in a continuous unrealized loss position for less than 12 months, and 7 securities for 12 months or longer.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2004. (See Note 13 for discussion of a new accounting pronouncement that will provide additional guidance with respect to impairment evaluations).

For the nine months ended September 30, 2004 and 2003, the Company recorded a realized loss for other-than-temporary impairments of $2.1 million and $5.2 million, respectively. In 2004 and 2003, $.7 million and $5.0 million, respectively, of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from expected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained beneficial interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Security is considered other-than-temporarily impaired. The Company recorded realized losses in the nine

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Investment Securities (Continued)

months ended September 30, 2004 and 2003 under EITF 99-20, since there has been a decrease in expected cash flows combined with a decline in the IO Securities' fair value below cost.

Note 5. Income Taxes

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current year. The deferred income tax expense (benefit) allocated to stockholders' equity for other comprehensive income (loss) for the three months and nine months ended September 30, 2004 was $3,413,000 and ($1,703,000), respectively.

Note 6. Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $4,003,000 and $5,880,000 for the nine months ended September 30, 2004 and 2003, respectively. Cash payments for interest were $1,307,000 and $371,000 for the nine months ended September 30, 2004 and 2003, respectively.

Note 7. Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations, (ii) after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs) which are reported directly in stockholders' equity, and (iii) after-tax net gains and losses on cash flow hedges which are reported directly in stockholders' equity. Comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)

Net income	$5,546	$4,493	$16,596	$13,888
Unrealized gains (losses) on:
Available-for-sale
securities	6,298	(2,158)	(2,895)	(1,187)
Cash flow hedges	(295)	-	15	-
Comprehensive income	$11,549	$2,335	$13,716	$12,701

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

Note 9. Acquisition of MGU and Issuance of Common Stock

On July 13, 2004, effective July 1, 2004, IHC acquired a 52% controlling interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss managing general underwriter ("MGU"), which had a block of approximately $41 million of annualized premium. AMIC acquired a 23% interest and the current senior management of Majestic owns 25% of the MGU. The purchase of IHC's share was paid for with both net cash of $1,540,000 and the issuance of 129,808 shares of IHC common stock (the "Shares"). The Shares were issued at a fair value of $16.18 per share in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as a private placement of unregistered securities under Section 4(2) thereof. Accordingly, the Shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the Shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the Securities and Exchange Commission or under an exemption from the registration requirements of the Securities Act. IHC recorded goodwill in the amount of $2,663,000 and intangible assets in the amount of $936,000 in connection with the acquisition of its 52% controlling interest.

IHC issued a stock put on all IHC shares issued in the acquisition that vests on July 1, 2005 and expires on July 1, 2006, at a price of $17.15 per share. IHC was granted a corresponding stock call on the same IHC shares that vests on July 1, 2005 and expires on July 1, 2006, at a price of $20.00 per share. The put and call were recorded at fair value at the acquisition date. Subsequent changes in fair value, which have been insignificant, are recorded in the Consolidated Statements of Operations. Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interest in Majestic.

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

Note 11. Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Information by business segment for the periods ended September 30, 2004 and 2003 is presented below:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Medical stop-loss	$25,910	$20,833	$75,754	$57,082
Group disability, life, annuities
and DBL	12,045	11,081	35,276	33,325
Individual life, annuities and
other	14,187	10,551	38,547	31,257
Credit life and disability	5,098	4,993	15,428	14,827
Corporate	491	296	1,951	1,162
	57,731	47,754	166,956	137,653
Net realized and unrealized
gains (losses)	941	(159)	2,261	518
	$58,672	$47,595	$169,217	$138,171
Income before income tax:
Medical stop-loss	$3,192	$3,147	$13,280	$10,570
Group disability, life, annuities
and DBL	2,489	2,885	5,023	5,583
Individual life, annuities and
other	2,896	1,949	7,438	6,398
Credit life and disability	(435)	(55)	440	679
Corporate	(84)	(683)	(1,345)	(1,716)
	8,058	7,243	24,836	21,514
Interest expense	(526)	(259)	(1,588)	(608)
Net realized and unrealized
gains (losses)	941	(159)	2,261	518
	$8,473	$6,825	$25,509	$21,424

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12. Subsequent Event

Subsequent to September 30, 2004, the Company formed Independence Preferred Trust III ("Trust III"), a statutory business trust, for the purpose of issuing trust preferred securities to institutional investors in pooled issuances. Although the Company owns all of the trust's common securities, it is not the primary beneficiary for purposes of FIN 46R and, accordingly, the trust is an unconsolidated subsidiary for financial reporting purposes. The Company's investment in the common securities of Trust III amounted to $464,000.

On October 27, 2004, Trust III issued securities having an aggregate liquidation amount of $15,000,000 (the "Trust III Capital Securities"). Trust III received gross proceeds of $15,000,000 from the issuance of the Trust III Capital Securities, which Trust III then loaned to the Company (in the form of junior subordinated debt) to use for general corporate purposes. Issuance costs were approximately $467,000.

As a result of these transactions, the Company recognized a liability of $15,464,000 for junior subordinated debt and an asset of $464,000 for the investment in Trust III. The Company's subordinated debt securities, which are the sole assets of the subsidiary trust, are unsecured obligations of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related Trust III Capital Securities.

The distributions payable on the Trust III Capital Securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust III Capital Securities for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of December 15, 2034. The Company has no current intention to exercise its right to defer interest payments.

The Trust III Capital Securities are mandatorily redeemable upon maturity on December 15, 2034. The Company has the right to redeem the Trust III Capital Securities, in whole or in part, on certain dates on or after December 15, 2009. The redemption price would be 100% (without penalty) of the principal amount plus accrued and unpaid interest.

The rate on the Trust III Capital Securities is set at 350 basis points over the three month LIBOR. Concurrent with the trust preferred issuance, the Company entered into an interest rate swap which has a $15,000,000 notional amount and 5-year term, and requires the Company to make payments at a fixed rate of 7.2%. The Company designated an equal amount of the junior subordinated debt securities as the hedged item. The terms of the swap mirror those of the hedged debt. There is no hedge ineffectiveness on this swap which is accounted for as a cash flow hedge.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13. New Accounting Pronouncement

On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). The delay in the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-1 remains effective. The delay will be superseded concurrent with the final issuance of Staff Position No. EITF Issue 03-1-a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value of debt securities caused by increases in interest rates and/or sector spreads. As described in Note 4, the Company's unrealized losses on securities at September 30, 2004 are substantially attributable to these interest rate-related factors. The impact of the final issuance of Staff Position No. EITF 03-01-a on the Company's financial condition and results of operations cannot be determined at the present time.

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

The following is a summary of key performance information for the three and nine months ended September 30, 2004, as well as other key events affecting the Company:

  Net income of $5.5 million and $16.6 million ($.38 and $1.16 per share, diluted) for the three and nine months ended September 30, 2004, representing increases of 23.4% and 19.5% compared to net income for the respective 2003 periods;

  Revenues of $58.7 million and $169.2 million for the three and nine months ended September 30, 2004, representing increases of 23.3% and 22.5% compared to the respective 2003 periods;

  Assets of $975.7 million, representing an 8.8% increase from December 31, 2003;

  Consolidated investment yield rate of 6.6% in the third quarter of 2004 compared to 6.4% in 2003;

  Highly liquid investment portfolio with an average rating of AA;

  Invested assets predominantly composed of investment grade fixed-income securities, cash and cash equivalents, resale agreements and policy loans; only 2.6% of fixed income securities are non-investment grade at September 30, 2004;

  Purchased an additional 94,488 shares of AMIC, bringing IHC's current ownership to 40%;

  Increased cash dividend 80% and began paying semi-annually;

  Declared an 80% stock dividend resulting in shareholders, as of the record date of June 18, 2004, receiving eight additional shares for every 10 shares owned;

  Authorized the repurchase in the open market of an additional 450,000 shares of IHC common stock;

  On June 23, 2004, acquired an annuity block with reserves of approximately $25 million;

  On July 13, 2004, acquired a 52% interest in a medical stop-loss MGU with approximately $41 million of annualized premium (see Note 9 of Notes to Consolidated Financial Statements);

  On July 15, 2004, moved the listing of IHC common stock to the New York Stock Exchange. The Company's stock now trades under the symbol "IHC";

  On October 4, 2004, IHC announced the formation of a division to write special health insurance products, including small group major medical, short-term medical and limited medical; and

  On October 27, 2004, issued an additional $15 million in Trust Preferred Securities.

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

Information pertaining to the Company's business segments is provided in Note 11 of Notes to Consolidated Financial Statements.

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

The Company computes insurance policy benefits primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for insurance policy benefits on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance policy benefits provided reasonably accurate levels of reserves at September 30, 2004 and December 31, 2003; however, if the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings, and these charges could be material.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale or trading securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the accompanying Consolidated Statements of Operations for trading securities. Net realized gains and losses on investments are computed using the specific identification method and are reported in the accompanying Consolidated Statements of Operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying Consolidated Statements of Operations as net realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

Premium Revenue Recognition

Premiums from short-duration contracts are recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. Premiums from long duration contracts are recognized as revenue when due from policyholders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net income was $5.5 million, or $.38 per share, diluted, for the three months ended September 30, 2004 compared to $4.5 million, or $.32 per share, diluted, for the three months ended September 30, 2003. The Company's income before taxes increased $1.7 million to $8.5 million for the three months ended September 30, 2004 from $6.8 million for 2003. The Company had net realized and unrealized gains of $.9 million in the third quarter of 2004 compared to net realized and unrealized losses of $.2 million in 2003. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. Income tax expense increased $.6 million to $2.9 million in the third quarter of 2004 from $2.3 million in 2003, primarily reflecting an increase in income before taxes.

Insurance Group

The Insurance Group's pre-tax income increased $1.3 million to $9.0 million in 2004 from $7.7 million in 2003. These results include net realized and unrealized gains of $.9 million in 2004 and net realized and unrealized losses of $.2 million in 2003.

Premium revenues grew $5.8 million to $43.8 million in 2004 from $38.0 million in 2003; premium revenues increased $1.3 million at Madison Life and $4.5 million at Standard Life. The change at Madison Life is comprised of the following increases: $.7 million in the medical stop-loss line of business due to higher volume; $.2 million from the Ordinary Life line of business; $.2 million from Group Accident and Health ("A&H"); and $.2 million from all other lines. The change at Standard Life is comprised of the following increases: $3.9 million in medical stop-loss premiums due to higher volume; $.6 million in the Volunteer Fire Department ("VFD") line; $.3 million in the HMO Reinsurance line; and $.1 million in all other lines; partially offset by a $.4 million decrease in the Short-Term Statutory Disability ("DBL") line primarily resulting from quota share reinsurance effective July 31, 2004.

Total net investment income of the Insurance Group increased $2.7 million primarily due to an increase in investable assets. The annualized return on investments of the Insurance Group was 6.6% in the third quarter of 2004 and 6.4% in the third quarter of 2003. Equity income from AMIC decreased $.1 million to $.7 million in 2004 from $.8 million in 2003.

Other income increased $1.4 million due to income from MGU investments.

Insurance benefits, claims and reserves increased $6.5 million, reflecting increases of $2.6 million at Madison Life and $3.9 million at Standard Life. Madison Life's increase resulted from: $1.3 million from interest credited due to an acquisition in the fourth quarter of 2003; a $.7 million increase in claims for the Group Term Life ("GTL") line; a $.4 million increase in the Long-Term Disability ("LTD") line due to increased claims; and a $.4 million increase in the credit line due to higher claims; partially offset by a decrease in the ordinary life line of $.2 million due to a reduction in claims. The change at Standard Life is comprised of: an increase of $3.8 million from the medical stop-loss line due to an increase in claims experience; an increase in reserves of $.8 million attributable to the VFD line of business; partially offset by a $.6 decrease in the DBL line resulting from quota share reinsurance effective July 1, 2004 and a $.1 million decrease in all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $3.1 million due to increases at Madison Life of $1.4 million and at Standard Life of $1.7 million. The increase at Madison Life is due to greater commission expenses, partially offset by lower amortization of deferred acquisition costs. The increase at Standard Life is due to greater general expenses, partially offset by a decrease in commissions.

Corporate

The pre-tax loss for corporate decreased $.3 million to $.6 million for the quarter ended September 30, 2004 from $.9 million for the quarter ended September 30, 2003. The lower pre-tax loss is primarily attributable to increases in investment income of $.1 million and other income $.1 million and a decrease in general expenses of $.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net income was $16.6 million, or $1.16 per share, diluted, for the nine months ended September 30, 2004 compared to $13.9 million, or $.97 per share, diluted, for the nine months ended September 30, 2003. The Company's income before taxes increased $4.1 million to $25.5 million for the nine months ended September 30, 2004 from $21.4 million for 2003. The Company had net realized and unrealized gains of $2.3 million in the nine months ended 2004 compared to $.5 million in 2003. Income tax expense increased $1.4 million to $8.9 million in the nine months ended September 30, 2004 from $7.5 million in 2003, primarily reflecting the increase in income before taxes.

Insurance Group

The Insurance Group's pre-tax income increased $4.6 million to $28.3 million in 2004 from $23.7 million in 2003. These results include net realized and unrealized gains of $2.1 million in 2004 compared to $.4 million in 2003.

Premium revenues grew $20.6 million to $129.6 million in 2004 from $109.0 million in 2003; premium revenues increased $5.6 million at Madison Life and $15.0 million at Standard Life. The change at Madison Life is comprised of increases of: $3.4 million in the medical stop-loss line of business; $.7 million from the credit line of business; $.7 million from the ordinary life lines; $.5 million from the LTD line; and $.5 million increase from the Group A&H lines; partially offset by $.2 million from other lines. The change at Standard Life is comprised of the following increases: $13.9 million in medical stop-loss premiums due to higher volume in 2004; $.7 million in the Ordinary Life line; $.5 million in the HMO Reinsurance line; $.5 million in the VFD line; and $.4 million from blanket; partially offset by decreases of $.7 million in provider excess and $.3 million from DBL.

Total net investment income of the Insurance Group increased $5.4 million, primarily due to an increase in investable assets. The annualized return on investments of the Insurance Group was 6.4% in the first nine months of 2004 and 6.7% in the first nine months of 2003.

Equity income from AMIC increased $.1 million primarily due to the increase in ownership.

Other income increased $2.5 million primarily due to $.8 million of surrenders from a coinsurance agreement on a block of business assumed and $1.7 million from MGU investments.

Insurance benefits, claims and reserves increased $19.6 million, reflecting increases of $7.1 million at Madison Life and $12.5 million at Standard Life. Madison Life's increase resulted from: a $2.4 million increase from interest credited on annuity policies; a $1.7 million increase in the stop-loss line from growth in the business; a $1.0 million increase in LTD due to higher claims; a $1.0 million increase in the ordinary life due to the fourth quarter of 2003 acquisitions; a $.6 million increase in GTL due to higher losses; and a $.5 million increase from credit due to higher claims; partially offset by a $.1 million decrease from all other lines. The change at Standard Life is comprised of: higher claims and reserves of $10.5 million from the medical stop-loss line due to greater volume and an increase in claims experience; an increase in reserves of $.8 million attributable to the ordinary life line of business that the Company assumed in November 2003; an increase of $.8 million in VFD from higher claims; and a $.5 million increase in interest credited; partially offset by $.1 million decrease from all other lines.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $6.1 million due to increases at Madison Life of $2.1 million and at Standard Life of $4.0 million. The increase at Madison Life is due to greater commissions and general expenses, partially offset by lower amortization of deferred acquisition costs. The increase at Standard Life is due to higher general expenses.

Corporate

The pre-tax loss for corporate increased $.5 million to $2.8 million for the nine months ended September 30, 2004 from $2.3 million for the nine months ended September 30, 2003. The higher pre-tax loss is primarily attributable to increases in interest expense of $1.0 million due to the increase in debt and general expense of $.4 million primarily from costs related to Sarbanes-Oxley compliance, partially offset by increases in net investment income of $.5 million, realized gains of $.1 million and other income of $.3 million.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 93.8% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at September 30, 2004. Also at such date, approximately 97.4% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2004, approximately 2.6% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at September 30, 2004.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the nine months ended September 30, 2004 and 2003, the Company recorded a realized loss for other-than-temporary impairments of $2.1 million and $5.2 million, respectively. In 2004 and 2003, $.7 million and $5.0 million, respectively, of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from unexpected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company has invested in IO Securities to help actively manage its interest rate exposure. Typically these securities account for less than 2% of IHC's total portfolio assets and are rated AAA or better. In a rising interest rate environment, such as that experienced in the third quarter of 2004, IO Securities will increase in value which acts to mitigate the unrealized loss on the balance of the bond portfolio. In a decreasing interest rate environment, such as that experienced in the first nine months of 2003, IO Securities will lose value, but there will be unrealized gains in the rest of the bond portfolio. Although these securities performed as expected, the Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Security is considered other-than-temporarily impaired. The Company recorded realized losses in the nine months ended September 30, 2004 and 2003 under EITF 99-20, since there had been a decrease in expected cash flows combined with a decline in the IO Securities' fair value below cost.

The Company's gross unrealized loss on fixed maturities totaled $11.2 million at September 30, 2004. Substantially all of these securities were investment grade. The unrealized losses, primarily within the corporate securities portfolio, have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at September 30, 2004. The Company holds all fixed maturities as available-for-sale and accordingly marks all of its fixed maturities to market through accumulated other comprehensive income or loss.

Balance Sheet

Total investments increased $119.9 million from $593.4 million at December 31, 2003 to $713.3 million at September 30, 2004. This increase is primarily due to the investment of the cash received from acquisitions of policy blocks in December 2003 and June 2004. Such increase in total investments was offset in part by a decrease of $42.1 million in cash and cash equivalents. The $31.8 million combined increase in insurance policy benefits and funds on deposit reflects growth in the business principally from the June 2004 policy block acquisition. The $15.3 million increase in total stockholders' equity is primarily due to net income, issuance of stock for an MGU acquisition, and exercise of options in the nine months ended September 30, 2004, offset by net unrealized losses on fixed maturity investments and repurchases of the Company's common stock.

The Company had net receivables from reinsurers of $115.8 million at September 30, 2004. Substantially all of the business ceded to such reinsurers is of short duration. All of these receivables are due either from the Company's affiliate, Independence American Insurance Company, highly rated companies or are adequately secured. As of September 30, 2004, the balance due to Independence American was $.3 million. An allowance for doubtful accounts was not deemed necessary at September 30, 2004.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments and marketable securities) amounted to $27.8 million at September 30, 2004.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its fixed maturities as available-for-sale. The Company experienced an increase in unrealized losses of $2.9 million, net of deferred taxes and deferred policy acquisition costs, in accumulated other comprehensive income (loss), reflecting net unrealized losses of $2.3 million at September 30, 2004 versus net unrealized gains of $.6 million at December 31, 2003. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures. However, the portfolio will always have interest rate exposure given the matching of liabilities, and therefore portfolio valuations will fluctuate with market interest rates. The change in the net unrealized loss on securities available-for-sale is attributable to an increase in interest rates from December 31, 2003 to September 30, 2004.

The Company's schedule of contractual obligations at September 30, 2004 is not materially different from the schedule at December 31, 2003 included in the annual report on Form 10-K.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In June 2004, the Board of Directors authorized an additional 450,000 shares to be repurchased under the 1991 plan. As of September 30, 2004, 521,037 shares were still authorized to be repurchased under the plan.

The following table summarizes information with respect to the share repurchase program:
2004			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	-	$-	270,817
February	-	-	270,817
March	-	-	270,817
April	-	-	270,817
May	168,480	20.89	102,337
June	3,600	16.64	548,737
July	-	-	548,737
August	-	-	548,737
September	27,700	17.69	521,037

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2004, given a 100 to 200 basis point rise or decline in interest rates, is not materially different than the expected change at December 31, 2003. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies come from liquidated companies, and therefore tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

ITEM 4. CONTROLS AND PROCEDURES

The President and the Chief Financial Officer of the Company (its principal executive officer and its principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures (i) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and the Chief Financial Officer, as appropriate, and to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Part I, Item 1, Financial Statements, Note 9, for information concerning securities of this registrant sold by the registrant during the period covered by this report that were not registered under the Securities Act.

See Part I, Item 2, Share Repurchase Program, for information concerning issuer purchases of equity securities during the nine months ended September 30, 2004.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

In a special meeting commenced on July 12, 2004, IHC increased the number of shares of common stock, $1.00 par value per share, which IHC has authority to issue by 5,000,000 from 15,000,000 to 20,000,000, and consequently, to increase the total number of shares of all classes of stock which IHC shall have authority to issue by 5,000,000, from 15,100,000 to 20,100,000. The vote on the increase of authorized shares was:

For:	13,128,801
Withheld:	31,600
Abstain:	6,361

Item 5. Other Information

None

Item 6. Exhibits

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

Dated: November 15, 2004