Form 10-K
period 2004-12-31
INDEPENDENCE HOLDING CO
filed 2005-03-16
CIK 701869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 COMMISSION FILE NUMBER 0-10306

INDEPENDENCE HOLDING COMPANY

(Exact name of registrant as specified in its charter)
DELAWARE	58-1407235
(State of Incorporation)	(I. R.S. Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT	06902
(Address of Principal Executive Offices)	(Zip Code)
(203) 358-8000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No. __

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2004 was $97,780,000.

14,002,766 shares of common stock were outstanding as of March 15, 2005.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

FORM 10-K CROSS REFERENCE INDEX
PART I			PAGE
	Item 1.	Business	3

	Item 2.	Properties	16

	Item 3.	Legal Proceedings	17

	Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II
	Item 5.	Market for Registrant's Common Equity and Related
		Stockholder Matters	17

	Item 6.	Selected Financial Data	18

	Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	19

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	37

	Item 8.	Financial Statements and Supplementary Data	37

	Item 9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	37

	Item 9A.	Controls and Procedures	38

PART III
	Item 10.	Directors and Executive Officers of the Registrant	38

	Item 11.	Executive Compensation	38

	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management	38

	Item 13.	Certain Relationships and Related Transactions	38

	Item 14.	Principal Accountant Fees and Services	39

PART IV
	Item 15.	Exhibits, Financial Statement Schedules and Reports on	39
		Form 8-K

PART I

ITEM 1. BUSINESS

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through (i) its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Life"), Madison National Life Insurance Company, Inc. ("Madison Life") and their subsidiaries, (ii) its 80% owned subsidiary, Strategic Health Associates Inc. ("SHA") (collectively, the "Insurance Group"), and (iii) its affiliate, American Independence Corp. (NASDAQ:AMIC). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

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

The Company owns 40% of the common stock of AMIC. By virtue of its acquisition of the stock of First Standard Holdings Corp. from the Company in November 2002, AMIC is engaged in the insurance and reinsurance business through its operating subsidiaries: Independence American Insurance Company ("Independence American") and its managing general underwriter ("MGU") subsidiaries: IndependenceCare Holdings LLC, Risk Assessment Strategies Inc. and Voorhees Risk Management LLC, d.b.a. Marlton Risk Management (the "AMIC MGUs"). The AMIC MGUs write medical stop-loss business for Standard Life and Madison Life, as well as other carriers. In addition, Independence American has entered into reinsurance treaties with Standard Life and Madison Life under which they also cede to Independence American at least 15% of the medical stop-loss business written by Standard Life and Madison Life. Such treaties terminate December 31, 2014, unless sooner terminated by Independence American. In 2004, Independence American received an average of 19.3% of the medical stop-loss premiums written by Standard Life and Madison Life and 20% of Standard Life's DBL business. In 2005, Standard Life and Madison Life expect to also cede premiums from short-term medical, employer-sponsored group major medical and dental to Independence American. Two representatives of IHC are directors of AMIC and AMIC's operations are substantially being directed by the management of IHC.

In addition to the AMIC MGUs, the Company also has significant ownership positions in three other medical stop-loss MGUs ("IHC MGUs"). One of the IHC MGUs, Majestic Underwriters LLC ("Majestic"), which was acquired July 13, 2004, is owned 52% by the Company, 23% by AMIC and 25% by management of Majestic. The Company owns 50% and 42%, respectively, of the other IHC MGUs. The Company also owns 80% of SHA, with the balance being owned by Insurers Administrative Corporation ("IAC"). IAC is a leading third party administrator of individually underwritten and group health plans, which is unaffiliated with the Company. On January 5, 2005, SHA purchased all of the stock of HPA Holdings Corp. (which is the holding company for Health Plan Administrators, Inc. and HPA Marketing Inc. (individually and collectively "HPA") for $12 million cash. HPA specializes in marketing and administering short-term and temporary medical insurance products. In March 2005, SHA invested $291,000 in consideration of a 30% interest in a newly-formed telemarketing firm, CA Insurance Services, LLC ("CA Services"), which will market major medical and other insurance products to small and medium size employers.

For information pertaining to the Company's business segments, reference is made to Note 19 of the Notes to Consolidated Financial Statements included in Item 8.

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

The Company markets Employer Medical Stop-Loss, Provider Excess Loss and HMO Reinsurance primarily through MGUs who are non-salaried contractors that receive administrative fees. MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by the Company, billing and collecting premiums, paying commissions to third party administrator ("TPAs") and/or brokers, adjudicating claims, and overseeing the medical management process. The Company is responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and overseeing medical management of large claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. In order to accomplish this, the Company audits the MGUs' underwriting, claims and policy issuance practices to assure compliance with the Company's guidelines, provides the MGUs with access to its medical management and cost containment expertise, and reviews cases that require referral based on the Company's underwriting guidelines. During 2004, the Company marketed its Medical Stop-Loss products through 16 MGUs. The Company, together with its affiliates, owns significant equity interests in MGUs, including the AMIC MGUs and IHC MGUs, that produced approximately 73% of the Company's Medical Stop-Loss business in 2004. See "MGU Equity Investments".

As a result of higher retention and favorable projected underwriting results, the Company anticipates continued positive financial results from its Medical Stop-Loss business for the coming year. See "Outlook" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

Strategic Health Products

Employer-Sponsored Group Major Medical

The Company began selling high deductible employer-sponsored group major medical ("Major Medical") products to small and medium size employers in one state in the first quarter of 2005. This is fully insured major medical coverage designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan. These plans are offered primarily as Preferred Provider Organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payments.

Standard Life and Madison Life are preparing to market this product in 36 states, and anticipate initial sales in many of these states by mid-2005. As more fully described in "Transfer of Policy Blocks," Standard Life has entered into an agreement with an unaffiliated carrier to 100% co-insure as of January 1, 2005, and subsequently assume, a block of major medical policies which had approximately $50 million of collected premiums in 2004. This block is marketed and administered by IAC In addition, CA Services will market Madison Life's Major Medical, dental, vision and other insurance products. CA Services and IAC and non-salaried contractors that receive commissions.

IHC anticipates significant growth in this line of business in future years, although growth in 2005 may be dependent on how quickly the Company receives approvals of its policies.

Short-Term Medical

As a result of the acquisition of HPA, the Company will begin selling individual short-term major medical products ("Short-Term") by mid-2005. Short-Term is designed specifically for people with transient needs for health coverage. Typically, Short-Term products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of Short-Term products would be self-employed professionals, recent college graduates, individuals between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time. Standard Life and Madison Life anticipate distributing this product in 46 states through HPA, which was founded in 1939. HPA markets nationally through 39,000 insurance agents and brokers. HPA is a non-salaried contractor that receives fees and commissions. IAC will oversee the management of HPA on behalf of SHA.

IHC anticipates growth in this line of business in future years, although in 2005 this may be dependent on how quickly it receives approvals of its policies and completes the transition process for the acquisition of HPA. The Company also believes that it will be able to cross-sell other products through HPA's distribution channels.

Dental/Vision

Standard Life and Madison Life will begin selling dental and vision products along with their Major Medical products in 2005. In addition, the Company is evaluating other opportunities to market dental and/or vision through other distribution sources, including HPA and CA Services. The dental would provide indemnity and PPO coverage to both small and large employer and affinity groups. These plans would be available in a variety of deductibles and co-insurance percentages in three coverage categories: Diagnostic/Preventative, Simple Restorative and Prosthodontics. Vision benefits would pay a specified amount toward eye exams and the purchase of eye glasses and contact lenses.

IHC's growth in dental and vision in 2005 will depend on how quickly it develops and receives approvals for stand alone policies, and whether it is successful in acquiring a dental TPA, blocks of business, and/or distribution networks.

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

The Company intends to increase sales by targeting its existing relationships, and maximizing its traditionally strong sales to school districts, municipalities and hospital employer groups.

New York Short-Term Disability

Standard Life markets a short-term statutory disability benefit product in New York State ("DBL"). All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness. The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten. The DBL business is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Standard Life anticipates expanding its DBL business through the addition of general agents, strategic marketing alliances and the acquisition of blocks of business. Effective July 1, 2004, Standard Life began reinsuring 20% of DBL to AMIC.

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

The following lines of Standard Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, disability income, accidental medical, accidental death and AD&D insurance for athletes, executives and entertainers, and miscellaneous insurance business. Madison Life's runoff in this category consists of existing blocks of individual life (including pre-need (i.e., funeral expense coverage), traditional and interest-sensitive life blocks which were acquired in from 1998 to 2003, individual accident and health products, annual and single premium deferred annuity contracts and individual annuity contracts.

In 2000, Madison Life began marketing an individual life product (with annuity and accumulation fund riders) to military and civilian government employees, primarily through payroll deduction, as a result of Madison Life's acquisition in 1999 of a block of this business with $78.0 million in reserves. This business, which is distributed through independent general agents and brokers who receive commissions, generated premiums of $5.1 million and $3.6 million in 2004 and 2003, respectively, which represented a 42% increase year over year.

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

Generally, Madison Life's credit insurance coverage parameters are: (i) at inception of coverage, insureds must be under age 70 for life and under age 66 for disability; (ii) life coverage until the insured attains the age of 71 and disability coverage until the insured attains the age of 66; (iii) maximum life benefit of $110,000 and maximum aggregate disability benefit of $84,000; (iv) maximum monthly disability indemnity/benefit of $1,200; and (v) maximum term of coverage of 120 months. Over 70% of Madison Life's credit insurance net written premium is derived from financial institutions (banks, thrifts, credit unions and finance companies). Madison Life also markets through entities that arrange for the extension of credit (e.g., automobile, marine and motorcycle dealerships). Its credit insurance products are marketed and distributed by non-salaried general agents and brokers who receive commissions or service fees. Madison Life anticipates nominal expansion in its credit line in 2005.

The following table sets forth gross direct and assumed earned premiums and premiums earned of the Insurance Group by principal product for the years indicated (in thousands):

GROSS DIRECT AND ASSUMED EARNED PREMIUMS
	2004	2003	2002

Medical stop-loss	$291,204	$257,128	$204,575
Group disability; life, annuities and DBL	69,424	64,256	64,323
Individual life, annuities and other	28,451	26,630	32,595
Credit life and disability	20,321	20,126	15,829

	$409,400	$368,140	$317,322

PREMIUMS EARNED
	2004	2003	2002

Medical stop-loss	$96,512	$76,122	$59,380
Group disability; life, annuities and DBL	37,041	36,173	37,523
Individual life, annuities and other	21,079	17,957	21,885
Credit life and disability	19,435	19,155	14,102

	$174,067	$149,407	$132,890

The following table summarizes the aggregate life insurance in-force of the Insurance Group (in thousands):
	2004	2003	2002

LIFE INSURANCE IN-FORCE:
Group	$6,055,260	$5,489,162	$5,402,402
Individual term	277,087	279,411	274,273
Individual permanent	1,250,440	1,170,459	1,102,668
Credit	941,566	860,221	762,202

TOTAL LIFE INSURANCE IN-
FORCE (1), (2)	$8,524,353	$7,799,253	$7,541,545

NEW LIFE INSURANCE:
Group	$752,043	$845,064	$658,106
Individual term	21	318	961
Individual permanent	220,342	149,253	140,483
Credit	299,774	395,250	321,607
TOTAL NEW LIFE INSURANCE	$1,272,180	$1,389,885	$1,121,157

NOTES:

(1) Includes participating
insurance	$135,523	$134,018	$134,191

(2) Before ceded reinsurance of:
Group	$3,027,135	$3,004,856	$2,941,806
Individual	200,593	147,871	167,075
Credit	27,967	19,230	33,162

Total ceded reinsurance	$3,255,695	$3,171,957	$3,142,043

STRATEGIC DISTRIBUTION RELATIONSHIPS

MGUs are the principal distribution source for the Company's Medical Stop-Loss line of business. MGUs receive fee income, generally 8% to 12% of gross premium produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results. In order to assure itself of a captive distribution network and to further participate in fee income as well as underwriting profit, the Company has made equity investments in Medical Stop-Loss MGUs through which it writes business. The Company and its affiliates currently have significant equity investments in nine MGUs, including the AMIC MGUs and IHC MGUs. The Company anticipates that these MGUs will continue to contribute a high percentage of the Insurance Group's premiums in this line of business in 2005.

HPA is currently the sole administrator for the Company's Short-Term products. IAC receives a management fee for providing senior management to HPA and certain IAC employees provide services to HPA pursuant to an Administrative Outsourcing Arrangement. Standard Life and Madison Life market their Major Medical products exclusively either through IAC and CA Services.

TRANSFER OF POLICY BLOCKS

Effective as of January 1, 2005, Standard Life entered into a Reinsurance and Assumption Agreement with an unaffiliated insurer pursuant to which Standard Security agreed to assume approximately $50 million of employer-sponsored group major medical premium, subject to receiving regulatory approvals. Prior to receiving such approvals, such insurer will cede, on a 100% quota share basis, this premium to Standard Life. New business will continue to be written on such other company's paper, and reinsured 100% by Standard Life, until such time as Standard Life has approved policies in the applicable states.

In June 2004, the Company acquired a block of individual annuity and supplementary contracts and life policies through an assumption reinsurance transaction. The block had reserves of $26.6 million. Madison Life assumed responsibility for administration of the block on September 1, 2004.

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

Madison Life acquired two blocks of business with effective dates in 2000. One was a small credit insurance block purchased from a company that was voluntarily liquidating. The other was a block of universal life polices with reserves of $14.7 million purchased from a company that was exiting this line of business.

REINSURANCE AND POLICY RETENTION LIMITS

The Company increased its average retention of the first $1 million of Medical Stop-Loss exposure to approximately 34% in 2004 from 30% in 2003. In 2004, Standard Life and Madison Life also ceded, on average, 19.3% of their Medical Stop-Loss business to their affiliate, Independence American. Standard Life retained 80% of DBL premium with the balance ceded, as of July 1, 2004, to Independence American. Retentions on other lines of business remained relatively constant in 2004. The Company has sufficient capital to retain even greater risk, but it purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Maximum net retention limits for Standard Life at December 31, 2004 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) $500,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; and (v) $25,000 on its special disability business. For certain treaty years, Standard Life also maintains stop-loss and catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 2004, maximum net monthly retention limits on any one life for Madison Life were: (i) $5,000 per month on group long-term disability insurance; (ii) $1,400 per week on group short-term disability insurance; (iii) $87,500 per individual on group term life, accidental death benefits, including supplemental life and accidental death and dismemberment; (iv) $125,000 on substandard ordinary life, group credit life, group family life and individual ordinary life; (v) $500,000 on any one medical stop-loss claim; (vi) $1,200 per month on credit disability insurance; and (vii) $1,000 monthly benefit on individual accident and health insurance.

The following reinsurers represent 79.4% of the total ceded premium for the year ended December 31, 2004:

Everest Reinsurance Co.	26.2%
Independence American Insurance Co.	20.1%
American Re-Insurance Co.	12.1%
ReliaStar Life Insurance Company	12.1%
General Reinsurance Corp.	8.9%
79.4%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to its affiliate, Independence American, (ii) to individual reinsurance companies that are rated "A" or better by Best or (iii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2004 and 2003, the Insurance Group's ceded reinsurance in-force was $3.3 billion and $3.2 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 18 of Notes to Consolidated Financial Statements.

INVESTMENTS AND RESERVES

More than 98.4% of the Company's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2004, approximately 99.1% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Board of Directors.

As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations. Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death. Standard Life and Madison Life are also required by law to have an annual asset adequacy analysis, which, in general, projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company. Standard Life and Madison Life invest their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective Boards of Directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. The Company utilizes options to modify the duration and average life of the assets.

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as of December 31, 2004:

INVESTMENTS BY TYPE

	CARRYING	% OF TOTAL
	VALUE	INVESTMENTS

Fixed maturities:
United States Government and
authorities	$88,658	12.3%
Government-sponsored enterprise mortgage backed securities	72,938	10.1%
States, municipalities and political
subdivisions	17,704	2.5%
All other corporate securities	367,084	50.8%

Total fixed maturities	546,384	75.7%

Equity securities:
Industrial, miscellaneous and all other
common stocks	4,435	.6%
Non-redeemable preferred stocks	7,664	1.1%

Total equity securities	12,099	1.7%

Short-term investments	21,470	2.9%
Securities purchased under agreements
to resell	93,544	13.0%
Investment partnership interests	24,118	3.3%
Operating partnership interests	6,220	.8%
Policy loans	16,756	2.3%
Investment in trust subsidiaries	1,146	.2%
Other	439	.1%

Total investments	$722,176	100.0%

At December 31, 2004, 99.1% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 2004, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	52.4%
AA	2.6%
A	14.0%
BBB	30.1%
BB or lower	0.9%
100.0%

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income, and unrealized gains and losses recognized in stockholders' equity as accumulated other comprehensive income or loss:
Consolidated Statements of	2004	2003	2002
Operations	(In thousands)
Net investment income	$42,915	$35,796	$35,733
Net realized and unrealized
gains (losses)	2,394	313	(7,558)
Consolidated Balance Sheets
Net unrealized (losses) gains	(4,713)	(2,366)	3,610

Total pre-tax investment
performance	$40,596	$33,743	$31,785

The net unrealized (losses) gains recognized in the Consolidated Balance Sheets represent the net change occurring during the year, prior to adjustments for deferred acquisition costs and deferred income taxes.

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

Certain transactions within the holding company system are also subject to regulation and supervision by such regulatory agencies. Terms of all such transactions must be fair and reasonable. Notice to or prior approval by the home state insurance department is required with respect to transactions affecting the ownership or control of a domestic insurer and of certain material transactions, including extraordinary dividend declarations, between an insurer and any person in its holding company system. Under New York and Wisconsin insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person. Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person; in Wisconsin, the presumption is defined as to more than ten percent of the voting securities of another person. In both states, the acquisition of control of a domestic insurer needs to be approved in advance by the Commissioner of Insurance. See Note 20 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

The Company has 264 employees.

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

Madison Life

Madison Life leases 17,500 square feet of office space in Middleton, Wisconsin as its corporate headquarters, 3,900 square feet in Birmingham, Alabama for its military and government individual life and annuity division, 1,300 square feet in Austin, Texas for executive office space, and 2,400 square feet in Wilkesboro, North Carolina for its credit agency.

Majestic Underwriters LLC

Majestic leases 7,050 square feet of office space in Troy, Michigan as its corporate headquarters and 984 square feet in Hinsdale, Illinois.

Strategic Health Associates

SHA leases 8,002 square feet of office space in Rockford, Illinois as its corporate headquarters, 4,083 square feet in Tampa, Florida and 210 square feet in Pewaukee, Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

The Company knows of no material pending legal proceedings to which it is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

On July 15, 2004, the Company moved the listing of IHC common stock to the New York Stock Exchange. The Company's common stock now trades under the symbol IHC. Prior to that the common stock traded on the NASDAQ National Market tier at the NASDAQ Stock Market under the symbol INHO. The following tabulation shows the high and low sales prices for IHC's common stock.
	HIGH	LOW

QUARTER ENDED:
December 31, 2004	$19.05	$17.95
September 30, 2004	22.75	16.71
June 30, 2004	21.25	16.18
March 31, 2004	18.88	13.33

QUARTER ENDED:
December 31, 2003	$13.83	$11.67
September 30, 2003	14.40	11.29
June 30, 2003	12.51	10.51
March 31, 2003	12.15	9.49

IHC's stock price closed at $18.45 on December 31, 2004.

At February 28, 2005, the number of record holders of IHC's common stock was 1,119.

IHC declared a special 80% stock dividend on June 8, 2004, which was distributed on July 2, 2004. The transaction was accounted for as a stock split effected in the form of a dividend. All share and per share disclosures in this Form10-K have been retroactively restated to reflect such dividend.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 9, 2004 and November 23, 2004 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.0278 per share on its common stock on November 18, 2003.

The Company's website is www.independenceholding.com.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

		Year Ended December 31,

	2004	2003	2002	2001	2000
		(in thousands, except per share data)
Income Data:
Total revenues	$225,669	$187,878	$174,353	$151,590	$127,037
Net income applicable to common
shares	22,939	18,593	15,813	14,383	11,352
Balance Sheet Data:
Total investments	722,176	593,403	533,581	537,090	490,507
Total assets	968,493	898,302	744,128	725,796	714,628
Insurance liabilities	681,329	646,969	528,839	513,224	526,192
Debt and junior subordinated
debt securities	50,646	35,182	8,438	12,188	15,000
Common stockholders' equity	188,853	168,896	153,718	137,548	126,533
Per Share Data:
Cash dividends declared per
common share	.05	.0278	.0278	.0278	.0278
Basic income per common share	1.63	1.33	1.13	1.02	.80
Diluted income per common share	1.60	1.30	1.10	1.00	.79
Book value per common share	13.39	12.14	11.02	9.81	8.92

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a holding company principally engaged in health insurance throughout the United States, and is a leader in the medical stop-loss industry nationally. The Company operates through its two insurance carriers (Standard Life and Madison Life), Strategic Health Associates Inc ("SHA") and its 40% ownership interest in American Independence Corp. ("AMIC"), which owns medical stop-loss managing general underwriters (MGUs). Through its ownership of AMIC and other MGUs, IHC controls approximately 73% of the production sources for this core product, while maintaining profitability through disciplined underwriting. Through its ownership of Health Plan Administrators Inc. ("HPA"), IHC controls the distribution of its short-term medical products. Through its ownership interest in CA Insurance Services ("CA Services") and its contractual relationship with Insurers Administrative Corporation ("IAC"), the Company controls the distribution of its group major medical products. IHC also writes group disability/DBL, group life and annuities, individual life and annuities, and credit life and disability. These lines of business are targeted to niche markets. The majority of group life and disability business is focused in the upper Midwest school and public entity markets. The DBL business is written in New York State and administered through Standard Life's web-based back office. Individual life and annuities are written under a nation-wide program for volunteer emergency service personnel. The credit life and disability business is marketed through a select group of producers.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model. Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, major medical, short-term medical, dental, disability and DBL; mortality rates with respect to life insurance, and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. In addition, the Company's acquisition group assesses opportunities to acquire blocks of business based on the amount of reserves transferred and current interest rates. Finally, management focuses on managing the costs of our operations, which contributes to the Company's consistent profitability.

The following is a summary of key events:

  Net income of $22.9 million ($1.60 per share, diluted); 23.4% increase from 2003;

  Revenues of $225.7 million; 20.1% increase from 2003;

  Assets of $968.5 million; 7.8% increase from 2003;

  Book value of $13.39 per share; 10.3% increase from 2003;

  On July 15, 2004, moved the listing of IHC common stock to the New York Stock Exchange. The Company's stock now trades under the symbol "IHC";

  Increased the cash dividend 80% and began paying this dividend semi-annually;

  Declared an 80% stock dividend resulting in shareholders as of the record date June 18, 2004, receiving eight additional shares for every 10 shares owned;

  Effective July 1, 2004, together with AMIC, acquired a 75% interest in a medical stop-loss MGU with approximately $41 million of annualized premium;

  As of January 1, 2005, reinsured, on a 100% quota share basis, a block of $50 million of major medical policies administered by IAC which will be assumed upon receiving regulatory approval;

  On January 5, 2005, acquired HPA, a TPA that specializes in short-term and temporary medical insurance products which had a block of $23 million in 2004;

  On March 1, 2005, SHA acquired a 30% interest in CA Services, which will telemarket major medical and other products for Madison Life;

  IHC will begin writing group major medical in 36 states and short-term medical in 46 states in 2005;

  Increased retention of medical stop-loss premium at Standard Life and Madison Life to an average of 34% in 2004 from 30% in 2003 and 28% in 2002;

  Generated consolidated investment yield of 6.2% in 2004, as compared to 6.5% in 2003;

  Investment portfolio continues to have an average AA rating and remains highly liquid; and

  96.6% of the Insurance Group's invested assets in investment grade fixed-income securities, cash and cash equivalents, resale agreements and policy loans; only .9% held directly in non-investment grade bonds and a negligible amount in mortgage loans.

Prior to November 2002, the Insurance Group included equity interests in two managing general underwriters: IndependenceCare Holdings LLC ("IndependenceCare") and Risk Assessment Strategies, Inc. ("RAS") and a Delaware property and casualty insurer, Independence American Insurance Company ("Independence American", formerly known as First Standard Security Insurance Company). On June 30, 2002, the Company acquired the remaining shares of common stock and preferred stock held by minority shareholders to increase its ownership of RAS to 100%. On November 14, 2002, the Company sold the stock of First Standard Holdings Corp., which owned 100% of the stock of IndependenceCare, RAS and Independence American, to AMIC for $31.9 million in cash. At such time, IHC owned 19.9% of the stock of AMIC. The sale of FSHC resulted in a $4.6 million gain, net of tax ($8.1 million pre-tax) to the Company. On April 22, 2003, IHC completed a cash tender offer and acquired an additional one million shares of AMIC. Following the tender offer, IHC owned 31.7% of the stock of AMIC. On December 22, 2003, IHC purchased an additional 613,401 shares (or 7.3% of the outstanding shares in AMIC) in open market and private transactions, and on June 15, 2004, IHC purchased an additional 94,488 shares which brought IHC's percentage of ownership in AMIC to 40%. Two representatives of IHC are directors of AMIC and AMIC's operations are substantially being directed by the management of IHC.

Information pertaining to the Company's business segments is provided in Note 19 of Notes to Consolidated Financial Statements included in Item 8.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP") and to general practices within the insurance industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's consolidated financial statements and management's discussion and analysis.

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period.

The Company computes insurance reserves primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for insurance reserves on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2004 and 2003. Changes in the Company's reserves estimates are recorded through a charge or credit to its earnings.

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

2004 COMPARED TO 2003

Net income was $22.9 million, or $1.60 per share, diluted, for the year ended December 31, 2004 compared to $18.6 million, or $1.30 per share, diluted, for the year ended December 31, 2003. The Company's income before taxes increased $4.9 million to $33.6 million for the year ended December 31, 2004 from $28.7 million for 2003. The Company had net realized and unrealized gains of $2.4 million in the year ended 2004 compared to $.3 million in 2003. Income tax expense increased $.6 million to $10.7 million in the year ended December 31, 2004 from $10.1 million in 2003, primarily reflecting the increase in income before taxes, partially offset by a 2004 tax benefit related to the policyholders' surplus account. Under provisions of the Life Insurance Company Tax Act of 1959, life insurance companies were allowed certain special deductions for Federal income tax purposes that were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account would result in the Company incurring an additional tax. The Company provided tax expense of $1.1 million in 1992 and prior years for taxes related to the policyholders' surplus account. As a result of the October 2004 enactment of the American Jobs Creation Act of 2004, the Company reduced 2004 income tax expense by $1.1 million for the reversal of the prior years' income tax provisions. The Company intends to implement the distribution requirements of this tax law which will eliminate any future policyholders' surplus account tax.

Insurance Group

The Insurance Group's pre-tax income increased $5.2 million to $36.0 million in 2004 from $30.8 million in 2003. These results include net realized and unrealized gains of $2.2 million in 2004 compared to $.2 million in 2003.

Premium revenues grew $24.7 million to $174.1 million in 2004 from $149.4 million in 2003; premium revenues increased $7.1 million at Madison Life and $17.6 million at Standard Life. The change at Madison Life is comprised of increases of: $4.2 million in the medical stop-loss line of business due to higher volume; $1.0 million from the ordinary life lines; $.8 million from the LTD line; $.6 million from the Group A&H lines from business assumed in 2004; $.3 million from the credit lines due to increased writings; and $.2 million from the GTL line. The change at Standard Life is comprised of the following increases: $16.9 million in medical stop-loss premiums due to higher volume in 2004; $1.0 million in the VFD line due to increased production; $.9 million in the ordinary life line; and $.5 million from blanket due to increased retention; partially offset by decreases of $.9 million in provider excess due to the termination of a reinsurance contract; and $.8 million from DBL due to the 20% coinsurance agreement with Independence American.

Total net investment income of the Insurance Group increased $6.1 million, primarily due to an increase in investable assets. The annualized return on investments of the Insurance Group was 6.0% for the year 2004 and 6.4% for the year 2003.

Equity income from AMIC increased $.1 million primarily due to the increase in ownership, partially offset by a decrease in AMIC's net income.

Other income increased $3.5 million primarily due to MGU fee income generated from the acquisition of Majestic.

Insurance benefits, claims and reserves increased $23.8 million, reflecting increases of $7.9 million at Madison Life and $15.9 million at Standard Life. Madison Life's increase resulted from: a $2.8 million increase from interest credited on universal life and annuity policies; a $1.6 million increase in the stop-loss line from growth in the business; a $1.4 million increase in LTD due to higher claims; a $.8 million increase in the ordinary life due to the fourth quarter of 2003 acquisitions; a $1.0 million increase in GTL due to higher losses; and a $.4 million increase from Group A&H due to higher claims; partially offset by a $.1 million decrease from all other lines. The change at Standard Life is comprised of: higher claims and reserves of $14.5 million from the medical stop-loss line due to greater volume and an increase in claims experience; an increase in reserves of $1.5 million attributable to the ordinary life line of business that the Company assumed in November 2003; an increase of $1.1 million in VFD from greater volume and a $.9 million increase from interest credited on annuities; partially offset by a $1.1 million decrease from a provider excess due to the decrease in premiums; a $.5 million decrease from DBL due to the coinsurance agreement with Independence American; and a $.5 million decrease from HMO reinsurance due to improved experience.

Amortization of deferred acquisition costs and general and administrative expenses for the Insurance Group increased $7.4 million due to increases at Madison Life of $1.0 million, at Standard Life of $6.2 million and $.2 million from other subsidiaries. The increase at Madison Life is due to increased general expenses of $1.4 million due to increased salaries, administrative fees and costs associated with implementation of the internal control reporting requirements and other provisions of the Sarbanes-Oxley Act, partially offset by a $.2 million decrease in net commissions and a $.2 million decrease in deferred acquisition costs. The increase at Standard Life is due to increases in: commissions of $3.4 million due to the increase in premiums, general expenses of $.3 million, taxes licenses and fees of $1.2 million, amortization of deferred acquisition costs of $.9 million and minority interest in earnings of acquired companies of $.4 million .

Corporate

The pre-tax loss for corporate increased $.3 million to $2.4 million for the year ended December 31, 2004 from $2.1 million for the year ended December 31, 2003. The higher pre-tax loss is primarily attributable to increases in interest expense of $1.4 million due to the increase in debt and general expense of $.3 million primarily from costs related to Sarbanes-Oxley Act compliance, partially offset by increases in net investment income of $1.0 million due to an increase in invested assets and other income of $.4 million.

2003 COMPARED TO 2002

Net income was $18.6 million, or $1.30 per share, diluted, for the year ended December 31, 2003 compared to $15.8 million, or $1.10 per share, diluted, for the year ended December 31, 2002. The Company's income before taxes increased $3.2 million to $28.7 million for the year ended December 31, 2003 from $25.5 million for 2002. The Company had net realized and unrealized gains of $.3 million in 2003 compared to net losses of $7.6 million in 2002. The net loss in 2002 was primarily attributable to other than temporary impairments on certain investment securities (see Liquidity). Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from year to year. The $3.2 million increase in income before taxes primarily consisted of: an increase in realized gains of $7.9 million and increases from the stop-loss line and individual annuity and life lines in 2003, partially offset by 2002 gains of $8.1 million on a sale of a subsidiary and $1.3 million on the sale of real estate. Income tax expense increased $.5 million to $10.1 million in 2003 from $9.6 million 2002 reflecting the increase in income before taxes.

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

Equity income from AMIC increased $4.2 million to $2.3 million in 2003, compared to a $1.9 million loss for 2002. The Company purchased a 19.9% equity interest in AMIC on July 30, 2002. On April 22, 2003, IHC completed a cash tender offer and acquired 1 million shares of AMIC. On December 22, 2003, IHC acquired an additional 613,401 shares of AMIC, bringing IHC's total ownership percentage to 39%. IHC accordingly recorded its percentage of AMIC's net income under the equity method of accounting. The loss of $1.9 million in 2002 relates to the wind-down of AMIC's previous Internet operations. The 2003 income is due to positive results from AMIC's insurance operations.

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

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments. Such cash flow is used partially to finance liabilities for insurance reserves. These liabilities represent long-term and short-term obligations which are calculated using certain assumed interest rates.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 96.6% was invested in investment grade fixed income securities, cash and cash equivalents, resale agreements and policy loans and at December 31, 2004. Also at such date, approximately 99.1% of the Company's fixed maturities were investment grade. These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2004 approximately .9% of the carrying value of fixed maturities was invested in a non-investment grade fixed income security (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the years ended December 31, 2004, 2003 and 2002, the Company recorded a realized loss for other than temporary impairments on securities not yet sold of $.6 million, $5.2 million and $7.2 million, respectively. In 2004, 2003 and 2002, $.4 million, $5.0 million and $6.4 million, respectively, of the loss relates to an interest related impairment recognized on certain interest only securities ("IO Securities") resulting from unexpected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. The Company has invested in IO Securities to help actively manage its interest rate exposure. Typically these securities account for less than 2% of IHC's total portfolio assets and are rated AAA or better. In a rising interest rate environment, IO Securities will increase in value which acts to mitigate the unrealized loss on the balance of the bond portfolio. In a decreasing interest rate environment, IO Securities will decline in value, but there will be an unrealized gain in the rest of the bond portfolio. Although these securities performed as expected, the Company applies the methodology of Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") in determining when an IO Security is considered other than temporarily impaired. The Company records realized losses under EITF 99-20 when there is a decrease in expected cash flows combined with a decline in the IO Securities' fair value below cost.

The Company's gross unrealized losses on fixed maturities totaled $9.3 million at December 31, 2004. Substantially all of these securities were investment grade. The unrealized losses, primarily within the corporate securities portfolio, have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2004. The Company holds all fixed maturities as available-for-sale and accordingly marks all of its securities to fair value through accumulated other comprehensive income or loss.

Share Repurchase Program

In June 2004, the Board of Directors authorized an additional 450,000 share repurchase. As of December 31, 2004, 420,037 shares were still authorized to be repurchased under the plan. This repurchase plan, like the 450,000 share repurchase authorized in 2002, is a continuation of a program initiated in 1991 as described in Note 13 of Notes to Consolidated Financial Statements.

The following table summarizes information with respect to the share repurchase program:
2004			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	-	$-	270,817
February	-	-	270,817
March	-	-	270,817
April	-	-	270,817
May	168,480	20.89	102,337
June	3,600	16.64	548,737
July	-	-	548,737
August	-	-	548,737
September	27,700	17.69	521,037
October	61,900	18.09	459,137
November	39,100	18.07	420,037
December	-	-	420,037

2003			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	162,751	$11.08	495,529
February	11,952	10.64	483,577
March	67,500	10.87	416,077
April	18,000	10.97	398,077
May	89,280	10.97	308,797
June	2,340	11.17	306,457
July	27,000	11.58	279,457
August	-	-	279,457
September	-	-	279,457
October	5,940	12.10	273,517
November	2,700	13.02	270,817
December	-	-	270,817

Risk Management

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets; see Note 1(F)(iv) of Notes to Consolidated Financial Statements.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2004:

	Estimated	Estimated Change
Change in Interest Rates	Fair Value	In Fair Value
	(in millions)
200 basis point rise	$487.7	$(58.7)
100 basis point rise	519.5	(26.9)
Base scenario	546.4	-
100 basis point decline	571.3	24.9
200 basis point decline	598.4	52.0

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

Balance Sheet

Total investments and cash and cash equivalents increased $81.4 million at December 31, 2004 largely due to the net cash of $22.0 million provided by operating activities; cash of $25.8 million received in the purchase of policy blocks; and net proceeds of $14.5 million from the issuance of debt. The decrease in insurance reserves-health of $7.8 million is due to the timing of claims payments. The $36.8 million increase in funds on deposit is primarily a result of the purchase of individual annuity policies in the second quarter of 2004. The Company issued $15.5 million in junior subordinated debt securities to a wholly-owned unconsolidated trust during 2004. The $20.0 million increase in total stockholders' equity is due to net income generated in the year ended December 31, 2004, partially offset by a decrease in unrealized gains on investments and by the net purchases of the Company's common stock.

The Company had net receivables from reinsurers of $115.0 million at December 31, 2004. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2004. As of December 31, 2004, the balance due from Independence American is $10.9 million.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group.

Total Corporate liquidity (cash, cash equivalents, resale agreements, fixed maturities, equity securities and partnership interests) amounted to $37.6 million at December 31, 2004. During 2004, IHC repurchased 300,780 shares of common stock for $5.9 million under its common stock repurchase program.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, March 2004 and December 2003, the Company borrowed $15 million, $10 million and $12 million, respectively, through pooled trust preferred issuances by subsidiary trusts. In September 2003, the Company entered into a $12.5 million line of credit, all of which was drawn down. The cash proceeds of the line of credit and the trust preferred securities issued in 2003 were used to repay existing debt and for general corporate purposes. See Note 11 of the Notes to Consolidated Financial Statements in Item 8.

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations. These obligations, as of December 31, 2004, are set forth in the table below. However, we do not believe that our cash flow requirements can be fully assessed based upon an analysis of these obligations. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. The Company had the following expected contractual obligations relating to debt, trust preferred securities (junior subordinated debt), non-cancelable leases, insurance reserves and funds on deposit at December 31, 2004:

		Junior			Funds
		Subordinated		Insurance	on
	Debt	Debt	Leases	Reserves	Deposit	Total

2005	$-	$-	$1,047	$121,556	$36,469	$159,072
2006	12,500	-	998	34,192	33,859	81,549
2007	-	-	806	24,822	31,608	57,236
2008	-	-	737	21,670	29,702	52,109
2009	-	-	736	20,100	28,051	48,887
2010 and
thereafter	-	38,146	1,473	115,112	148,776	303,507
Totals	$12,500	$38,146	$5,797	$337,452	$308,465	$702,360

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. In 2004, the Company experienced a decrease in unrealized gains (losses) of $2.6 million, net of deferred tax benefits of $1.5 million and net of deferred policy acquisition costs of $.6 million in total stockholders' equity, reflecting net unrealized losses of $2.0 million at December 31, 2004 compared to net unrealized gains of $.6 million at December 31, 2003. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

Under certain circumstances set forth in the Limited Liability Company Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interests in Majestic.

OUTLOOK

The Company anticipates continued favorable operating performance in 2005 as a result of (i) marketing of its new strategic health products including the rollover of the $50 million block of employer-sponsored group major medical administered by Insurers Administrator Corporation ("IAC"), a market leader in sales of consumer driven medical plans to the small and medium size employer group maket; (ii) cross-selling of products through controlled distribution sources, including its affiliates, Health Plan Administrators, Inc. ("HPA") and CA Insurance Services ("CA Services"); (iii) improved profitability of its Medical Stop-Loss business through stricter underwriting and anticipation of a somewhat "harder" market; (iv) the appointment of new stop-loss MGUs; and (v) acquisition of blocks of business.

IHC began marketing employer-sponsored group major medical in one state in the first quarter of 2005. Beginning in 2005, the Company is preparing to market this product in 36 states. Standard Life will also 100% reinsure, with the intent of assuming, a $50 million block of this business as of January 1, 2005. In addition, during 2005, IHC will begin distributing short-term medical, dental and vision products. The major medical, dental and vision products, will be marketed through IAC and CA Services. The short-term medical and other products will be written through HPA, a market leader in these products. These products, taken together, provide IHC with a full array of health products. In addition, the Company should generate cross-selling opportunities for IHC's current life and health products and others currently under development. IHC will continue to seek other strategic acquisitions of TPAs and other distribution sources.

The Company increased its average retention on Medical Stop-Loss written by Standard Life and Madison Life from 30% in 2003 to 34% in 2004. In 2004, approximately 73% of the Company's Medical Stop-Loss business was underwritten by MGUs in which the Company or its affiliates have significant equity interests. The Company anticipates that these MGUs will continue to contribute a high percentage of the Insurance Group's premiums in the Medical Stop-Loss line of business in 2005. In addition, the Company exerts influence over its other MGUs through its high retention of risk and by working with only a selected group of reinsurers that share IHC's commitment to underwriting discipline. For all of its MGUs, Standard Life and Madison Life regularly audit the MGUs' compliance with the Company's underwriting, claims and policy issuance guidelines.

The Medical Stop-Loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003, and less favorable conditions continued through 2004. Despite these market conditions, the Company produced profitable results in 2003 and 2004, and expects continued profitability in 2005. As a result of these market conditions, the rate IHC is able to charge for Medical Stop-Loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces IHC's overall risk exposure. The Company remains optimistic that it will continue to produce profitable results, however, its ability to grow the Medical Stop-Loss line in 2005 may be somewhat limited, although the Company intends to appoint new MGUs which would generate additional premiums. IHC's new lines of business (major medical, short-term medical, dental and vision) are less volatile than Medical Stop-Loss. The Company is optimistic that these lines will yield profitable results while producing significant growth.

Madison Life anticipates moderate growth in its group LTD, credit and term life lines as a result of increased production and improved loss ratios. In 2000, as a result of Madison Life's 1999 acquisition of a block with $78.0 million in reserves, Madison Life began marketing an individual life product (with annuity riders) to military and civilian government employees, primarily through payroll deduction. The Company will continue to review acquisitions, and believes that it is well positioned to consummate additional acquisitions should the opportunity arise.

The Company entered into an Aggregate Excess of Loss Retrocessional Reinsurance Agreement with a reinsurer for its 2004 Medical Stop-Loss business, effective as of January 1, 2005, pursuant to which the Company will provide such reinsurer with a loss ratio cover to cap the reinsurer's losses, excluding certain losses, at a 90% net loss ratio. Approximately $43 million of net premium was ceded to such reinsurer during such period and the Company charged 8% of the premium ceded to the reinsurer for such coverage. In addition, the Company entered into a Commutation Agreement with this same reinsurer, pursuant to which, effective as of January 1, 2005, the reinsurer will return 94% of the net premium collected to date with respect to the 2003 Medical Stop-Loss business ceded to such reinsurer, and the Company will release most future liabilities of such reinsurer with respect to such business. To date, approximately $27 million of net premium was ceded to such reinsurer for such year.

Madison National and Independence American entered into a reinsurance agreement to protect Independence American against certain losses occurring during the period from January 1, 2005 to December 31, 2005. In the event that Independence American's claims, loss adjustment expenses, and incurred but not reported reserves ("Net Losses") exceeds 95% of the net premiums earned by Independence American, then Madison National will pay Independence American an amount equal to the excess over the Net Losses. In no event shall Madison National pay Independence American more than $5,000,000. Independence American will pay Madison National, quarterly, a premium of 0.175% of net retained premium subject to a minimum premium of $50,000 and a maximum premium of $100,000.

NEW ACCOUNTING PRONOUNCEMENTS

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). The delay in the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Subsequent to the issuance of Staff Position No. EITF Issue 03-1-1, the FASB announced plans for a full reconsideration of existing authoritative literature concerning other-than-temporary impairment of securities. The outcome of this reconsideration and the impact, if any, on the Company's impairment recognition cannot be predicted at this time.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("FASB 123(R)"), "Share-Based Payment", which supercedes SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties; eliminates the ability account for share-based compensation transactions using APB 25; and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005 and, therefore, the Company will adopt the statement on July 1, 2005 as required. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the required effective date, compensation expense will be recognized for the portion of outstanding awards for which the requisite service (vesting) has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The impact of adoption cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure included in Note 1(R) of the Notes to Consolidated Financial Statements in Item 8.

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

RISK FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS AND

FINANCIAL CONDITION

The risks and uncertainties described below are not the only ones that the Company faces. Additional risks and uncertainties not presently known to the Company or that the company currently deems immaterial may also impair the Company's business operations. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company's common stock could decline.

The Company's Results May Fluctuate as a Result of Factors Generally Affecting the Insurance and Reinsurance Industry

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause the Company's results to fluctuate. The industries and the Company's financial condition and results of operations may be affected significantly by:

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

Decreases in the Fair Market Value of Fixed Income Securities May Greatly Reduce the Value of the Company's Investment Portfolio, and as a Result, the Company's Financial Condition May Suffer

At December 31, 2004, $546.4 million of the Company's $722.2 million investment portfolio was invested in fixed income securities. The fair market value of these fixed income securities and the investment income from these fixed income securities fluctuate depending on general economic and market conditions. With respect to the Company's investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by the Company from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Historically, the impact of market fluctuations has affected the Company's financial statements. Because all of the Company's fixed income securities are classified as available for sale, changes in the fair market value of the Company's securities are reflected in the Company's accumulated other comprehensive income. No adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect the Company's stockholders' equity, total comprehensive income and/or cash flows.

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

See Index to Consolidated Financial Statements and Schedules on page 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

IHC's Chief Executive Officer and Chief Financial Officer supervised and participated in IHC's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in IHC's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, IHC's Chief Executive Officer and Chief Financial Officer concluded that IHC's disclosure controls and procedures are effective.

There has been no change in IHC's internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm are included in Item 8 of this Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (section 229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is included under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 42.

(a) (3) EXHIBITS

See Index to Exhibits on page 96.

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 2004:

A report on Form 8-K was filed October 6, 2004 to announce the formation of Special Health Products Division.

A report on Form 8-K was filed on November 8, 2004 to announce financial results of the quarter and nine months ended September 30, 2004.

A report on Form 8-K was filed on December 9, 2004 to announce the declaration of semi-annual dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/ Roy T.K. Thung

Roy T.K. Thung

President, and

Chief Executive Officer

(Principal Executive Officer)

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 15th day of March, 2005.

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

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
PAGES

Report of Management on Internal Control Over Financial Reporting	43

Reports of Independent Registered Public Accounting Firm	44

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2004 and 2003	47

Consolidated Statements of Operations for the years ended
December 31, 2004, 2003 and 2002	48

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 2004, 2003 and 2002	49

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002	50

Notes to Consolidated Financial Statements	52

SCHEDULES:*

Summary of investments - other than investments in affiliates at
December 31, 2004 (Schedule I)	91

Condensed financial information of parent company (Schedule II)	92

Supplementary insurance information (Schedule III)	95

*All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

Report of Management on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Independence Holding Company:

The management of Independence Holding Company ("IHC") is responsible for establishing and maintaining adequate internal control over financial reporting. IHC's internal control system is a process designed to provide reasonable assurance to the company's management and board of directors regarding the reliability of financial reporting and fair presentation of published financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

IHC acquired Majestic Underwriters LLC ("Majestic") during 2004. Management excluded from its assessment of the effectiveness of IHC's internal control over financial reporting as of December 31, 2004, Majestic's internal control over financial reporting associated with total assets of $8,607,000 and total revenues of $2,121,000 as of and for the year ended December 31, 2004.

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment we concluded that, as of December 31, 2004, IHC's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Annual Report, has issued an audit report on management's assessment of, and the effective operation of, IHC's internal control over financial reporting as of December 31, 2004, which is included herein on page 44.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Independence Holding Company:

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Independence Holding Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

The Company acquired Majestic Underwriters LLC ("Majestic") during 2004, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, Majestic's internal control over financial reporting associated with total assets of $8,607,000 and total revenues of $2,121,000 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of internal control over financial reporting of Majestic.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Holding Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

New York, New York

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Independence Holding Company:

We have audited the accompanying consolidated financial statements of Independence Holding Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 15, 2005

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,
	2004	2003
	(In thousands)
ASSETS:
Investments:
Short-term investments	$21,470	$8,640
Securities purchased under agreements to resell	93,544	26,549
Fixed maturities	546,384	490,311
Equity securities	12,099	21,403
Other investments	48,679	46,500

Total investments	722,176	593,403

Cash and cash equivalents	13,196	60,547
Due from securities brokers	4,795	17,542
Investment in American Independence Corp. ("AMIC")	30,626	27,345
Deferred acquisition costs	37,386	33,113
Due and unpaid premiums	7,100	6,210
Due from reinsurers	121,987	128,418
Notes and other receivables	7,172	13,882
Other assets	24,055	17,842

TOTAL ASSETS	$968,493	$898,302

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$166,087	$173,838
Insurance reserves-life and annuity	171,365	170,799
Funds on deposit	308,465	271,668
Unearned premiums	17,468	16,491
Policy claims-life	6,590	5,780
Policy claims-health	2,495	1,854
Other policyholders' funds	8,859	6,539
Due to securities brokers	14,760	20,773
Due to reinsurers	6,957	5,889
Accounts payable, accruals and other liabilities	25,948	20,593
Debt	12,500	12,500
Junior subordinated debt securities	38,146	22,682

TOTAL LIABILITIES	779,640	729,406

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 14,102,766 and 13,904,259
shares issued and outstanding, respectively,
net of 132,300 and 3,708,123 shares in
treasury, respectively	14,103	13,904
Paid-in capital	75,789	75,579
Accumulated other comprehensive (loss) income	(1,976)	647
Retained earnings	100,937	78,766

TOTAL STOCKHOLDERS' EQUITY	188,853	168,896
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$968,493	$898,302

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,
	2004	2003	2002
	(In thousands, except per share data)
REVENUES:
Health premiums earned	$141,078	$119,929	$101,033
Life and annuity premiums earned	32,989	29,478	31,857
Net investment income	42,915	35,796	35,733
Net realized and unrealized
gains (losses)	2,394	313	(7,558)
Equity income (loss) on AMIC	2,334	2,292	(1,931)
Gain on sale of a subsidiary	-	-	8,106
Other income	3,959	70	7,113

	225,669	187,878	174,353

EXPENSES:
Insurance benefits, claims
and reserves - health	88,134	72,231	55,342
Insurance benefits, claims and
reserves - life and annuity	37,808	29,944	43,492
Amortization of deferred
acquisition costs	8,542	7,025	6,083
Interest expense on debt	2,338	898	435
Selling, general and
administrative expenses	55,217	49,038	43,538

	192,039	159,136	148,890

Income before income taxes	33,630	28,742	25,463
Income tax expense	10,691	10,149	9,650

NET INCOME	$22,939	$18,593	$15,813

Basic income per common
share	$1.63	$1.33	$1.13

WEIGHTED AVERAGE SHARES
OUTSTANDING	14,058	13,963	14,002

Diluted income per common
share	$1.60	$1.30	$1.10

WEIGHTED AVERAGE DILUTED
SHARES OUTSTANDING	14,372	14,249	14,407

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ______________________________________________________________________________________________

				ACCUMULATED
				OTHER		TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY
	(In thousands, except shares)

BALANCE AT DECEMBER 31, 2001	14,021,401	$14,022	$78,352	$94	$45,080	$137,548

Net income					15,813	15,813
Net change in unrealized gains (losses)				1,601		1,601
Total comprehensive income						17,414
Purchase of common stock	(165,700)	(166)	(1,714)		74	(1,806)
Exercise of common stock options	3,690	3	16		(1)	18
Exercise of common stock warrants	83,880	84	885		(38)	931
Common stock dividend ($.0278 per share)					(387)	(387)

BALANCE AT DECEMBER 31, 2002	13,943,271	13,943	77,539	1,695	60,541	153,718

Net income					18,593	18,593
Net change in unrealized gains (losses)				(1,048)		(1,048)
Total comprehensive income						17,545
Purchase of common stock	(387,461)	(387)	(4,072)		172	(4,287)
Exercise of common stock options	348,449	348	1,929		(154)	2,123
Common stock dividend ($.0278 per share)					(386)	(386)
Other capital transactions			183			183
BALANCE AT DECEMBER 31, 2003	13,904,259	13,904	75,579	647	78,766	168,896

Net income					22,939	22,939
Net change in unrealized gains (losses)				(2,623)		(2,623)
Total comprehensive income						20,316
Purchase of common stock	(300,780)	(301)	(5,669)		75	(5,895)
Exercise of common stock options	369,919	370	3,791		(139)	4,022
Common stock dividend ($.05 per share)					(704)	(704)
Purchase of Majestic	129,808	130	1,970			2,100
Other capital transactions	(440)		118			118

BALANCE AT DECEMBER 31, 2004	14,102,766	$14,103	$75,789	$(1,976)	$100,937	$188,853

________________________________________________________________________________________________________________________________________________________________

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,

______________________________________________________________________________________
	2004	2003	2002
	(In thousands)
Cash Flows from Operating Activities:
Net income	$22,939	$18,593	$15,813
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of deferred acquisition costs	8,542	7,025	6,083
Net realized and unrealized (gains) losses	(2,394)	(313)	7,558
Equity (income) loss on AMIC and other
equity investments	(3,285)	(2,482)	1,049
Gain on sale of subsidiary	-	-	(8,106)
Depreciation and amortization	898	769	877
Deferred tax expense (benefit)	4,494	4,765	(2,195)
Other	1,247	(89)	(168)
Changes in assets and liabilities:
Net sales of trading securities	551	33	9
Change in insurance liabilities	(7,998)	29,124	33,838
Additions to deferred acquisition costs	(12,177)	(13,008)	(7,793)
Change in net amounts due from and to reinsurers	7,499	(2,887)	(6,420)
Change in income tax liability	173	(5,980)	1,044
Change in due and unpaid premiums	(890)	1,093	198
Other	2,418	4,855	(12,474)

Net cash from operating activities	22,017	41,498	29,313

Cash Flows from Investing Activities:
Change in net amount due from and to securities
brokers	6,734	(22,379)	(13,201)
Net (purchase) sale of short-term investments	(12,857)	(7,526)	2,284
Net purchases of securities under resale
and repurchase agreements	(66,995)	(744)	(18,649)
Sales of equity securities	30,623	23,386	28,166
Purchases of equity securities	(20,916)	(28,152)	(19,978)
Sales of fixed maturities	1,171,384	1,315,853	1,535,307
Maturities of fixed maturities	4,000	4,245	-
Purchases of fixed maturities	(1,235,879)	(1,385,168)	(1,549,938)
Proceeds of sales of other investments	2,182	38,610	37,536
Additional investments in other investments, net
of distributions	(3,280)	(22,207)	(22,926)
Acquisitions of Managing General Underwriters	(1,540)	-	(3,357)
Investment in AMIC	(1,464)	(15,830)	(15,000)
Cash received in purchases of policy blocks	25,785	81,166	-
Sale of a subsidiary	-	-	26,646
Change in notes receivable	7,835	(5,032)	(3,811)
Other	(1,726)	(1,261)	(414)

Net cash from investing activities	(96,114)	(25,039)	(17,335)

______________________________________________________________________________________

(Continued)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEAR ENDED DECEMBER 31,

____________________________________________________________________________________
	2004	2003	2002
	(In thousands)
Cash Flows from Financing Activities:
Repurchase of common stock	(5,667)	(4,287)	(1,807)
Exercise of common stock options	2,054	2,123	18
Proceeds (payments) of investment-type insurance
contracts	16,572	7,841	(3,153)
Proceeds of debt and junior subordinated
debt securities, net	14,533	33,944	-
Repayment of debt	-	(8,438)	(3,750)
Dividends paid	(746)	(387)	(389)

Net cash from financing activities	26,746	30,796	(9,081)

(Decrease) increase in cash and cash equivalents	(47,351)	47,255	2,897
Cash and cash equivalents, beginning of year	60,547	13,292	10,395
Cash and cash equivalents, end of year	$13,196	$60,547	$13,292

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities held 58% of IHC's outstanding common stock at December 31, 2004.

(B) Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On June 8, 2004, IHC declared a special 80% stock dividend, payable to shareholders of record on June 18, 2004 with a distribution date of July 2, 2004. A total of 6,243,787 common shares (issued out of both treasury and authorized and unissued shares) were distributed and fractional shares were paid in cash in lieu of stock. The stock distribution has been accounted for as a stock split effected in the form of a dividend. Accordingly, the par value of the additional shares issued ($6,244,000) was charged to retained earnings and a corresponding amount was credited to common stock, on a retroactive basis, with no change in total stockholders' equity. In addition, all share and per share data for all periods presented herein has been adjusted to reflect the additional shares

(C) Reclassifications

Certain amounts in prior years' consolidated financial statements and Notes thereto have been reclassified to conform to the 2004 presentation.

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

(F) Investment Securities

(i) Investments in fixed income securities, redeemable preferred securities, equity securities and derivatives (options and options on future contracts) are accounted for as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value"). Net unrealized gains or losses are credited or charged, as appropriate, to the Consolidated Statements of Operations.

(b) Securities which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains or losses, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, directly to accumulated other comprehensive income or loss (a component of stockholders' equity). Net realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold. Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned. Unrealized gains or losses on open transactions are credited or charged, as appropriate, to the Consolidated Statements of Operations (hedge accounting is not applied to these derivates). While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities. When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

Note 1. Significant Accounting Policies and Practices (Continued)

    Investment Securities (Continued)

(iv) The Company enters into derivative financial instruments, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment. Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, credited or charged, as appropriate, directly to the Consolidated Statements of Operations (hedge accounting is not applied to these derivatives). All realized gains and losses are reflected currently in the Consolidated Statements of Operations. There were no such derivatives outstanding at December 31, 2004 and 2003. Gains and losses on these instruments were insignificant during 2004, 2003 and 2002.

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

(G) Investment in American Independence Corp.

The Company's investment in AMIC is carried on the equity method, with the Company's share of equity income or loss credited or charged, as appropriate, to the Consolidated Statements of Operations with a corresponding change to the investment in AMIC.

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

(I)  Deferred Acquisition Costs ("DAC")

The costs of acquiring new insurance business (principally commissions, certain variable underwriting, agency and policy issuance expenses, and the direct costs of acquiring blocks of business) are deferred and are being amortized. For investment products (principally annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits. DAC is adjusted each quarter to reflect revised best estimate assumptions. Any resulting DAC unlocking adjustments are reflected currently in the Consolidated Statements of Operations. DAC for all other products is amortized proportionally over the period during which the premium is earned. All DAC is periodically reviewed to determine recoverability from future income, including investment income, and, if not recoverable, is charged to expense. Deferred acquisition costs have been increased (decreased) by $637,000, $703,000 and ($1,034,000) in 2004, 2003 and 2002, respectively, representing the portion of unrealized losses (gains) on investment securities available for sale that have been allocated to deferred acquisition costs on interest sensitive products rather than to stockholders' equity as a component of other comprehensive income.

(J) Property and Equipment

Property and equipment of $2,415,000 and $2,105,000 are included in other assets at December 31, 2004 and 2003, respectively, net of accumulated depreciation and amortization of $4,994,000 and $3,948,000, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(K) Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________

Note 1. Significant Accounting Policies and Practices (Continued)

(K) Insurance Reserves (Continued)

each accounting period. The Company computes insurance reserves primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for insurance reserves on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. The reserves for annuities in payout status are computed at the present value of remaining benefits discounted at statutory interest rates and statutory mortality rates if life contingent. These methods are widely used in the life and health insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results. Life reserve interest rates are generally graded and range from 2.0% to 11.3% per annum. Withdrawals are based on experience.

(L) Funds on Deposit

Funds received for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 2.0% to 11.3% in 2004, 2.5% to 8.1% in 2003 and 2.5% to 12.0% in 2002. The average credited rate was 4.5% in 2004 and 2003, and 4.8% in 2002.

(M) Insurance Premium Revenue Recognition

Premiums from short-duration contracts ordinarily will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. Premiums from long-duration contracts are recognized as revenue when due from policyholders.

(N) Participating Policies

Participating policies represent 10.2%, 11.0% and 11.1% of the individual life insurance in-force and 0.5%, 0.7% and 0.9% of the net premiums earned, as of and for the years ended December 31, 2004, 2003 and 2002, respectively, and provide for the payment of dividends. Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. At December 31, 2004 and 2003, none of the insurance companies' stockholders' equity was restricted because of participating policyholders' surplus.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(O) Deferred Income Taxes

The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax bases of existing assets and liabilities. A valuation allowance is recognized for the portion of deferred tax assets that, in management's judgment, is not likely to be realized. The effect on deferred income taxes of a change in tax rates or laws is recognized in income tax expense in the period that includes the enactment date.

(P) Income Per Common Share

Included in the diluted earnings per share calculation for 2004, 2003 and 2002, respectively, are 314,000, 286,000 and 405,000 incremental shares from the assumed exercise of stock options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

(Q) Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(R) Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Since stock options under the plans are issued with an exercise price equal to the stock's fair value on date of grant, no compensation cost has been recognized in the Consolidated Statements of Operations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the years ended December 31, 2004, 2003 and 2002 would have been as follows:

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(R) Stock-Based Compensation (Continued)
	2004	2003	2002
	(In thousands, except per share data)

Net income, as reported	$22,939	$18,593	$15,813
Add SAR expense included in reported
net income, net of tax	90	60	130
Deduct SAR and stock option expense
under SFAS No. 123, net of tax	(791)	(625)	(620)
Pro forma net income	$22,238	$18,028	$15,323

Basic income per common share
As reported	$1.63	$1.33	$1.13
Pro forma	$1.58	$1.29	$1.09
Diluted income per common share
As reported	$1.60	$1.30	$1.10
Pro forma	$1.55	$1.27	$1.06

A tax benefit of $525,000, $415,000 and $334,000 was reflected in the pro forma expense under SFAS No. 123 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(R) Stock-Based Compensation (Continued)

The weighted average fair value of options granted during 2004, 2003 and 2002 was $5.16, $5.30 and $3.55 per share, respectively. Valuation assumptions are presented below:
	Weighted Averages for Options Issued During

	2004	2003	2002

Expected life, in years	5	5	5
Expected volatility	45.6%	44.9%	31.7%
Risk free interest rate	3.9%	2.5%	4.7%
Expected annual dividends
per share	$.05	$.0278	$.0278

As discussed in Note 1(U), the Company is required to adopt a fair-value-based method of accounting for stock options, beginning in 2005, which will result in the recognition of compensation expense.

(S) Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. At December 31, 2004 and 2003, the Company had goodwill of $5,901,000 and $2,365,000, respectively. At December 31, 2004 and 2003, the Company had other intangible assets of $1,278,000 and $477,000, respectively, net of accumulated amortization of $135,000 in 2004. Goodwill and other intangible assets are included in other assets in the Consolidated Balance Sheets. In both 2004 and 2003, $477,000 of the intangible assets had an indefinite life and are not subject to amortization. The Company evaluates goodwill and other intangible assets for impairment at least annually. An impairment charge was not required in 2004, 2003 or 2002.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(S) Goodwill and Other Intangible Assets (Continued)

The changes in the carrying amount of goodwill are as follows for the years ended December 31, 2004, 2003 and 2002:
	2004	2003	2002
		(In thousands)

Balance at beginning of year	$2,365	$392	$3,985
Acquisition of Majestic	2,800	-	-
Acquisition of AMIC shares	736	3,421	3,197
Sale of subsidiary	-	-	(6,790)
Equity share of acquired deferred tax
benefits (AMIC)	-	(1,448)	-
Balance at end of year	$5,901	$2,365	$392

Amortization expense on intangible assets was $135,000 for the year ended December 31, 2004 (none in 2003 and 2002). Estimated amortization expense on intangible assets held at December 31, 2004 for the next five years is as follows:

Year	Amortization
Ended	Expense
(In thousands)

2005	$297
2006	173
2007	118
2008	80
2009	53

The remaining amortization period is 9 years for this asset.

(T) Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet as assets or liabilities at fair value. Hedge accounting is permitted only if certain criteria are met, including a requirement that a highly effective relationship exist between the derivative

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(T) Derivative Instruments (Continued)

instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Results of effective hedges are recognized in other comprehensive income for cash flow hedges and in current earnings for fair value hedges. The ineffective portions of hedge results are recognized in current earnings.

At December 31, 2004, the Company was a party to an interest rate swap agreement that was designated and effective as a cash flow hedge in accordance with SFAS No. 133. The objective of the swap is to reduce the variability in cash flows associated with the repricing of interest rates on certain variable rate debt. Changes in fair value of the swap are recorded in accumulated other comprehensive income or loss and are reclassified to net income as earnings are affected by the variability in the interest payments on the hedged debt.

(U)  New Accounting Pronouncements

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). The delay in the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Subsequent to the issuance of Staff Position No. EITF Issue 03-1-1, the FASB announced plans for a full reconsideration of existing authoritative literature concerning other-than-temporary impairment of securities. The outcome of this reconsideration and the impact, if any, on the Company's impairment recognition cannot be predicted at this time.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which supercedes SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties; eliminates the ability to account for share-based compensation transactions using APB 25; and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005 and, therefore, the Company will adopt SFAS 123(R) on July 1, 2005 as required. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the required effective date, compensation expense will be recognized for the portion of outstanding awards for which the

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices (Continued)

(U) New Accounting Pronouncements (Continued)

requisite service (vesting) has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company will adopt the statement on July 1, 2005 as required. The impact of adoption cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure included in Note 1(R).

Note 2. American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which in 2004, Standard Life and Madison Life ceded an average of 19.3% of their medical stop-loss business and 20% of their New York Statutory Disability Business. IHC owns 40% of AMIC's outstanding common stock at December 31, 2004 which, as described below, was purchased in four separate transactions in 2002, 2003 and 2004. IHC accounts for its investment in AMIC under the equity method; including goodwill, the investment in AMIC had a carrying value of $33,334,000 and $29,318,000 at December 31, 2004 and 2003, respectively.

For the years ended December 31, 2004 and 2003, IHC recorded $2,334,000 and $2,292,000, respectively, of equity income from its investment in AMIC representing IHC's proportionate share of income based on its varied ownership interest during both years. For the year ended December 31, 2002, IHC recorded a loss of $1,931,000 from its 19.9% equity investment in AMIC from July 30, 2002 to December 31, 2002.

In the fourth quarter of 2003, AMIC recognized income of $4,466,000 for a further reduction in the valuation allowance on its deferred tax asset which relates primarily to federal net operating loss carryforwards. This reduction had no effect on IHC's net income since it represented previously unrecognized tax benefits that existed when IHC acquired its ownership in AMIC. IHC recognizes its share of such benefits first as a reduction of its AMIC goodwill (until reduced to zero), and then as a component of its equity in AMIC's income or loss. IHC's equity share of AMIC's 2003 fourth quarter adjustment amounted to $1,448,000, which was recorded as a reduction of goodwill. IHC's remaining balance of AMIC goodwill was $2,708,000 and $1,973,000 at December 31, 2004 and 2003, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. American Independence Corp. (Continued)

On July 30, 2002, the Company purchased a 19.9% interest in AMIC for $15,000,000. On November 14, 2002, the Company sold all of the stock of its subsidiary, FSHC, for $31,920,000 cash to AMIC. The sale of FSHC resulted in a gain to the Company of $10,120,000. Due to the Company's investment in AMIC, the Company reduced its investment by 19.9% of this gain and recognized in income a pre-tax gain of $8,106,000 ($4,564,000, net of tax). In April 2003, the Company completed a cash tender offer at $9.00 per share and purchased an additional 1,000,000 shares (or approximately 12%) of AMIC's outstanding common stock. In December 2003, the Company purchased an additional 613,401 shares of AMIC common stock and, in June 2004, purchased an additional 94,488 shares, bringing IHC's ownership of AMIC to 3,374,555 shares or 40% of the total shares outstanding at December 31, 2004.

The condensed balance sheets of AMIC at December 31, 2004 and 2003 are as follows:
	2004	2003
	(In thousands)

Investments, at fair value	$44,469	$38,258
Cash and restricted cash	19,838	18,148
Goodwill	24,154	23,668
Deferred tax asset, net	13,491	15,990
Other assets	22,443	16,027

Total assets	$124,395	$112,091

Insurance liabilities	$38,042	$32,846
Other liabilities	5,860	5,091

Total liabilities	43,902	37,937

Minority interest	4,026	4,026

Total stockholders' equity	76,467	70,128
Total liabilities and
stockholders' equity	$124,395	$112,091

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. American Independence Corp. (Continued)

In the fourth quarter of 2002, AMIC changed its fiscal year from September 30 to December 31. Accordingly, AMIC reported operating results for the twelve months ended December 31, 2004 and 2003, a transition period of three months ended December 31, 2002, and the twelve months ended September 30, 2002. AMIC's condensed operating results are as follows:
	Twelve Months	Twelve Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002
		(In thousands)

Revenues	$80,378	$55,553	$2,688	$1,730
Expenses	71,145	45,985	8,264	10,560

Income (loss) from continuing
operations before income taxes	9,233	9,568	(5,576)	(8,830)
(Provision) benefit for income taxes	(3,569)	2,993	(1)	-
Income (loss) from continuing
operations	5,664	12,561	(5,577)	(8,830)

Income (loss) from discontinued
operations	240	110	(1,475)	(5,926)

Net income (loss)	$5,904	$12,671	$(7,052)	$(14,756)

The Company earned $327,000, $175,000 and $19,000 in 2004, 2003 and 2002, respectively, from its services agreement with AMIC dated November 15, 2002, and amended April 21, 2004.

Standard Life earned $223,000 and $26,000 in 2004 and 2003, respectively, from its service agreement with Independence American Insurance Corp. ("Independence American") dated June 1, 1988. No amounts were charged during 2002.

Note 3. Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2004, the Company had $93,544,000 in resale agreements outstanding, all of which settled on January 3, 2005 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:
	DECEMBER 31, 2004

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$248,423	$2,614	$(5,275)	$245,762
Collateralized mortgage
obligations ("CMOs") and
asset backed securities ("ABS")	122,963	1,123	(2,764)	121,322
U.S. Government and agencies
obligations	54,874	349	(691)	54,532
Agency mortgage backed pass
through securities ("MBS")	34,167	30	(71)	34,126
Government-sponsored
enterprise ("GSE") MBS	73,380	80	(522)	72,938
States and political subdivisions	17,110	594	-	17,704
Total fixed maturities	$550,917	$4,790	$(9,323)	$546,384

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$3,801	$690	$(56)	$4,435
Preferred stock	7,404	262	(2)	7,664

Total equity securities	$11,205	$952	$(58)	$12,099

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINICAL STATEMENTS

Note 4. Investment Securities (Continued)
	DECEMBER 31, 2003

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$206,665	$3,418	$(3,400)	$206,683
CMOs and ABS	187,189	3,940	(3,583)	187,546
U.S. Government and agencies
obligations	43,645	199	(673)	43,171
Agency MBS	20,898	65	(38)	20,925
GSE MBS	14,881	-	(195)	14,686
States and political subdivisions	17,033	278	(11)	17,300
Total fixed maturities	$490,311	$7,900	$(7,900)	$490,311

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$3,577	$694	$(12)	$4,259
Preferred stock	16,806	570	(232)	17,144

Total equity securities	$20,383	$1,264	$(244)	$21,403

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	AMORTIZED	FAIR	% OF
	COST	VALUE	FAIR VALUE
	(Dollars in thousands)

Due in one year or less	$5,215	$5,223	1.0%
Due after one year through five years	29,297	28,732	5.3%
Due after five years through ten years	99,831	98,795	18.0%
Due after ten years	186,064	185,248	33.9%

	320,407	317,998	58.2%

CMO, ABS, and MBS
15 year	140,762	139,010	25.4%
30 year	89,748	89,376	16.4%

	$550,917	$546,384	100.0%

Gross gains of $9,335,000 and gross losses of $7,109,000 were realized on sales of available-for-sale securities for the year ended December 31, 2004. During 2004, the Company also recorded $622,000 of losses on securities not yet sold with declines in fair value that the Company considered to be other than temporary, including $430,000 for impairment of interest only securities due to decreases in expected cash flows attributable to declines in market interest rates. The Company realized net gains of $554,000 from trading securities in 2004.

Gross gains of $13,579,000 and gross losses of $8,301,000 were realized on sales of available-for-sale securities for the year ended December 31, 2003. During 2003, the Company also recorded $5,154,000 of losses on securities not yet sold with declines in fair value that the Company considered to be other than temporary, including $4,984,000 for impairment of interest only securities due to decreases in expected cash flows attributable to declines in market interest rates. The Company realized net gains of $189,000 from trading securities in 2003.

Gross gains of $23,119,000 and gross losses of $23,095,000 were realized on sales of available-for-sale securities for the year ended December 31, 2002. During 2002, the Company also recorded $7,170,000 of losses on securities not yet sold with declines in fair value that the Company considered to be other than temporary, including $6,402,000 for impairment of interest only securities due to decreases in expected cash flows attributable to declines in market interest rates. The Company realized net losses of $412,000 from trading securities in 2002.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities (Continued)

The following table summarizes, for all securities in an unrealized loss position at December 31, 2004 and 2003, respectively, the aggregate fair value and gross unrealized loss by length of time those securities which had continuously been in an unrealized loss position:
	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2004	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$163,517	$5,060	$2,608	$215	$166,125	$5,275
CMOs and ABS	74,076	2,046	30,664	718	104,740	2,764
US Government
and agencies	40,630	691	-	-	40,630	691
Agency MBS	15,568	71	2	-	15,570	71
GSE MBS	44,584	522	-	-	44,584	522
Total fixed
maturities	338,375	8,390	33,274	933	371,649	9,323
Common stock	726	56	-	-	726	56
Preferred stock	1,143	2	-	-	1,143	2
Total temporarily
impaired
securities	$340,244	$8,448	$33,274	$933	$373,518	$9,381

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2003	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$110,055	$2,655	$6,655	$745	$116,710	$3,400
CMOs and ABS	109,277	2,870	2,938	713	112,215	3,583
US Government
and agencies	31,457	673	-	-	31,457	673
Agency MBS	17,339	38	4	-	17,343	38
GSE MBS	14,686	195	-	-	14,686	195
States and political
subdivisions	1,494	11	-	-	1,494	11
Total fixed
maturities	284,308	6,442	9,597	1,458	293,905	7,900
Common stock	397	12	-	-	397	12
Preferred stock	7,656	232	-	-	7,656	232
Total temporarily
impaired
securities	$292,361	$6,686	$9,597	$1,458	$301,958	$8,144

INDEPENDENCE HOLDING COMPANY AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities (Continued)

Substantially all of the unrealized losses at December 31, 2004 and 2003 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at December 31, 2004 or 2003. At December 31, 2004 and 2003, a total of 63 and 54 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 6 and 10 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.

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

(C) Debt

The Company has two types of debt. The first type is at variable interest rates which approximate market interest rates. The Company's carrying value of this debt approximates fair value. The second type of debt is fixed interest rate debt. The fair value of this debt is determined by discounting the debt using current market interest rates.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Fair Value Disclosure of Financial Instruments (Continued)

The estimated fair values of financial instruments are as follows:
	DECEMBER 31, 2004		DECEMBER 31, 2003
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
	(In thousands)

FINANCIAL ASSETS:
Fixed maturities	$546,384	$546,384	$490,311	$490,311
Equity securities	12,099	12,099	21,403	21,403
Policy loans	16,756	18,912	18,088	20,253
Other	166	166	-	-

FINANCIAL LIABILITIES:

Funds on deposit	308,465	309,180	271,668	272,248
Debt and junior
subordinated debt
securities	50,646	50,293	35,182	35,182

Note 6. Net Investment Income

Major categories of net investment income for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:
	2004	2003	2002
	(In thousands)

Fixed maturities	$35,795	$28,802	$27,811
Equity securities	1,164	1,118	1,307
Short-term investments	1,038	591	1,192
Policy loans	1,090	1,075	1,231
Equity income:
Investment partnerships	2,900	4,067	3,882
Operating partnerships	924	230	882
Other	606	269	261
Interest expense	(383)	(181)	(643)
Investment expenses	(219)	(175)	(190)

	$42,915	$35,796	$35,733

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) on investments for the years ended December 31, 2004, 2003 and 2002 are as follows:
	2004	2003	2002
	(In thousands)

Fixed maturities	$1,075	$(751)	$(5,744)
Equity securities	1,136	990	(1,305)

Other	(53)	74	(509)
Net realized gains (losses)	2,158	313	(7,558)
Unrealized gain on Majestic put/call	236	-	-
Net realized and unrealized gain (loss)	$2,394	$313	$(7,558)

Note 8. Other Investments

Other investments consist of the following at December 31, 2004 and 2003:
	2004	2003
	(In thousands)

Investment partnership interests	$24,118	$21,218
Policy loans	16,756	18,088
Operating partnership interests	6,220	6,075
Investment in trust subsidiaries	1,146	682
Other	439	437
	$48,679	$46,500

The Company had invested $10,086,000 and $10,878,000 at December 31, 2004 and 2003, respectively, in Dolphin Limited Partnership - A ("DLP-A"), a limited partnership which has focused on relatively "market neutral" investment strategies, such as merger arbitrage, convertible arbitrage and distressed situations. These strategies generally may be less affected by movements in the equity and fixed income markets than traditional investments. "Merger arbitrage" is an investment strategy primarily designed to profit from the successful completion of proposed mergers, takeovers, tender offers, leveraged buy-outs, recapitalizations and spin-offs. "Convertible arbitrage" is a strategy principally designed to capitalize on discrepancies in the pricing of convertible securities and their underlying common stock or equivalents. "Distressed situations" principally means entities which are in bankruptcy proceedings or are otherwise financially distressed. While these strategies are considered relatively "market neutral," there are also risks associated with the underlying transactions. The Company's net investment income for 2004, 2003 and 2002 includes $958,000, $1,331,000 and $326,000, respectively, for its proportionate share of the net income of DLP-A.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Other Investments (Continued)

On July 2, 2003, IHC became a limited partner in Dolphin Domestic Fund II, L.P. ("Dolphin II") by making a commitment to invest $7,000,000 in the fund, of which $3,500,000 and $1,750,000 was funded at December 31, 2004 and 2003, respectively. The remaining $3,500,000 at December 31, 2004 is subject to capital call by the general partner of Dolphin II with 7 days prior written notice. Dolphin II is generally expected to make investments in companies where it can employ an "active investor" approach to investing. It will primarily seek to acquire significant positions in the debt and/or equity of publicly traded securities of North American companies. At December 31, 2004 and 2003, the carrying value of the Company's investment in Dolphin II was $4,563,000 and $1,962,000, respectively. During 2004, the general partner determined to liquidate the net assets of the partnership which is expected to occur in 2005. The Company's net investment income for 2004 and 2003 includes $852,000 and $212,000, respectively, for its proportionate share of the net income of Dolphin II.

Note 9. Acquisition

Effective July 1, 2004, IHC acquired a 52% controlling interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss Managing General Underwriter ("MGU"), which had a block of approximately $41 million of annualized premium. AMIC acquired a 23% interest and the current senior management of Majestic owns 25% of the MGU. The purchase of IHC's share was paid for with both net cash of $1,540,000 and the issuance of 129,808 shares of IHC common stock (the "Shares") with a fair value of $2,100,000 (See Note 13). IHC recorded goodwill of $2,800,000 and intangible assets of $936,000 in connection with the acquisition of its 52% controlling interest.

IHC issued a stock put on all IHC shares issued in the acquisition that vests on July 1, 2005 and expires on July 1, 2006, at a price of $17.15 per share ("Put"). IHC was granted a corresponding stock call on the same IHC shares that vests on July 1, 2005 and expires on July 1, 2006, at a price of $20.00 per share ("Call"). The put and call were recorded at fair value at the acquisition date. For the year ended December 31, 2004, IHC recorded an unrealized gain of $236,000 in the Consolidated Statement of Operations representing the net change in fair value of the put and call. Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interest in Majestic.

Note 10. Insurance Policy Claims and Reserves

The liabilities for unpaid claims and claim adjustment expenses and insurance reserves-health represent amounts necessary to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Insurance Policy Claims and Reserves (Continued)

The change in the liability for reserves, unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for December 31, 2004, 2003 and 2002 is as follows:
	2004	2003	2002
		(In thousands)

Balance at beginning of year	$175,692	$156,380	$141,075
Less: reinsurance recoverables	113,181	105,932	98,361
Net balance at beginning of year	62,511	50,448	42,714

Amount incurred:
Current year	82,563	70,652	61,160
Prior years	5,570	1,578	(403)

Total	88,133	72,230	60,757

Amount paid, related to:
Current year	44,146	28,232	29,263
Prior years	42,480	31,935	23,760

Total	86,626	60,167	53,023

Net balance at end of year	64,018	62,511	50,448
Plus: reinsurance recoverables	104,564	113,181	105,932
Balance at end of year	$168,582	$175,692	$156,380

The preceding schedule reflects (i) the due and unpaid, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The amount incurred in 2004 for prior years of $5,570,000 primarily relates to an increase in Medical Stop-Loss and LTD reserves.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Debt and Junior Subordinated Debt Securities

(A) Debt

A subsidiary of IHC entered into a $12,500,000 line of credit in September 2003. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison Life and the assets of such subsidiary of IHC. At both December 31, 2004 and 2003, there was $12,500,000 outstanding under the line of credit. The debt matures in full on September 1, 2006. The line of credit bears interest at a variable interest rate equal to LIBOR plus 1.25%. The Company has entered into an interest rate swap, with terms that mirror those of the debt, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate of 3.96%. There was no hedge ineffectiveness on this swap which is accounted for as a cash flow hedge. The fair value of the swap and the related after tax adjustment in accumulated other comprehensive income (loss) were insignificant at December 31, 2004 and 2003.

(B) Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(In thousands)

Independence Preferred Trust I - Trust Preferred	$10,000	$10,000
Independence Preferred Trust I - Common Stock	310	310
Junior subordinated debt security -Trust I	10,310	10,310
Independence Preferred Trust II -Trust Preferred	12,000	12,000
Independence Preferred Trust II - Common Stock	372	372
Junior subordinated debt security - Trust II	12,372	12,372
Independence Preferred Trust III - Trust Preferred	15,000	-
Independence Preferred Trust III - Common Stock	464	-
Junior subordinated debt security - Trust III	15,464	-

Total junior subordinated debt securities	$38,146	$22,682

The Company has three statutory business trusts that were formed in 2004 and 2003 for the purpose of issuing trust preferred securities, totaling $37,000,000 at December 31, 2004 and $22,000,000 at December 31, 2003, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary for

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Debt and Junior Subordinated Debt Securities (Continued)

(B) Junior Subordinated Debt Issued to Trust Preferred Subsidiaries (Continued)

purposes of FIN 46R, "Consolidation of Variable Interest Entities," and, accordingly, the trusts are unconsolidated subsidiaries for financial reporting purposes. This resulted in the recognition of liabilities of $38,146,000 and $22,682,000 at December 31, 2004 and 2003, respectively, for junior subordinated debt and an asset of $1,146,000 and $682,000, respectively, for the investment in trust subsidiaries. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

Independence Preferred Trust I. The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of April 7, 2033. The Company has no current intention to exercise its right to defer interest payments. The rate on the capital securities is fixed at 7.4% for the first five years and set at approximately 400 basis points over the three month LIBOR thereafter.

The capital securities are mandatorily redeemable upon maturity on April 7, 2033. The Company has the right to redeem the capital securities, in whole or in part, on certain dates prior to April 7, 2008 with certain prepayment penalties. If the capital securities were redeemed on or after April 7, 2008, the redemption price would be 100% (without penalty) of the principal amount plus accrued and unpaid interest.

Independence Preferred Trust II. The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of January 8, 2034. The Company has no current intention to exercise its right to defer interest payments. The rate on the capital securities is set at 390 basis points over the three month LIBOR and was 5.97% and 5.10% at December 31, 2004 and 2003, respectively.

The capital securities are mandatorily redeemable upon maturity on January 8, 2034. The Company has the right to redeem the capital securities, in whole or in part, on certain dates prior to January 8, 2009 with certain prepayment penalties. If the capital securities were redeemed on or after January 8, 2009, the redemption price would be 100% (without penalty) at the principal amount plus accrued and unpaid interest.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Debt and Junior Subordinated Debt Securities (Continued)

(B) Junior Subordinated Debt Issued to Trust Preferred Subsidiaries (Continued)

Independence Preferred Trust III. The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of December 15, 2034. The Company has no current intention to exercise its right to defer interest payments. The rate on the capital securities is fixed at 7.2% for the first five years and is 350 basis points over the three month LIBOR thereafter.

The capital securities are mandatorily redeemable upon maturity on December 15, 2034. The Company has the right to redeem the capital securities, in whole or in part, on certain dates prior to December 15, 2009 with certain prepayment penalties. If the capital securities are redeemed on or after December 15, 2009, the redemption price would be 100% (without penalty) at the principal amount plus accrued and unpaid interest.

Cash payments for interest on debt and junior subordinated debt securities were $1,796,000, $673,000 and $434,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 12. Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share.

Note 13. Common Stock

On July 29, 2004, IHC filed an amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect an increase in the number of shares of common stock, $1.00 par value per share, which IHC has authority to issue by 5,000,000 from 15,000,000 to 20,000,000, and consequently, to increase the total number of shares of all classes of stock which IHC shall have authority to issue by 5,000,000, from 15,100,000 to 20,100,000. The amendment was approved by the written consent of stockholders pursuant to a consent solicitation commenced on July 12, 2004. IHC has reserved 1,318,872 shares of common stock for issuance under its stock option plans at December 31, 2004.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Common Stock (Continued)

In 1991, IHC initiated a program of repurchasing shares of its common stock. From January 1, 1991 through December 31, 2004, IHC repurchased 5,572,652 adjusted common shares, or 34.0% of the amount outstanding on January 1, 1991, at a cost of $30,632,000. This total includes repurchases of 300,780 shares, 387,463 shares, and 165,699 shares in 2004, 2003 and 2002, respectively. All of such repurchased shares have either been retired, reissued, or become treasury shares.

During the third quarter of 2004, the Company issued 129,808 shares of its common stock in connection with the acquisition of Majestic. The shares were issued at a fair value of $16.18 per share in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as a private placement of unregistered securities under Section 4(2) thereof. Accordingly, the shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the Securities and Exchange Commission or under an exemption from the registration requirements of the Securities Act.

During the second quarter of 2002, the Company purchased the remaining minority interest in a majority owned MGU of Madison Life. The purchase was paid for with both cash and the issuance of 83,880 shares of common stock. The shares were issued at a fair value of $11.11 per share in reliance upon the exemption from the registration requirements of the Securities Act, as a private placement of unregistered securities under Section 4(2) thereof. Accordingly, the shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are Tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the Securities and Exchange Commission or under an exemption from the registration requirements of the Securities Act.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Sale of Remaining Real Estate

In 2002, a subsidiary of the Company sold the Company's only remaining real estate holdings for cash of $1,340,000. As the carrying value of such property was zero, the sale resulted in a pre-tax gain in the fourth quarter of 2002 of $1,340,000, which is included in other income in the Consolidated Statements of Operations.

Note 15. Stock-Based Compensation

On May 25, 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan (the "1988 Plan") under which 1,584,000 shares of common stock were reserved for options and other common stock awards. Under the terms of the 1988 Plan, option exercise prices are equal to the quoted market price of the shares at the date of grant. Further, the options have expiration dates ranging from five to ten years from the date of grant. With regard to IHC employees, options vest ratably over a three year period beginning on the first or second anniversary of the date of grant, and with regard to directors, options vest six months from the date of grant. The final option grants under the 1988 Plan were made during 2003.

On June 20, 2003, the stockholders approved the Independence Holding Company 2003 Stock Incentive Plan ("2003 Plan") under which 630,000 shares of common stock were reserved for options and other common stock awards. Under the terms of the 2003 Plan, option exercise prices will not be less than the fair market value of a share of stock on the date of grant. At December 31, 2004 and 2003, options to purchase 134,640 and 392,580 shares, respectively, were available for future grants under the both the Plans.

During 1999, the Company granted 44,550 Stock Appreciation Rights ("Rights") with a base price of $6.39. At the date of grant, the base price equaled the quoted market price of the shares. During 2004, all of the Rights were exercised and the difference between the base price of the Rights and then-current market price was paid in cash.

In the first quarter of 2003, the Company granted 238,410 Rights with a base price of $11.08. At the date of grant, the base price equaled the quoted market price of the shares. In the second quarter of 2003, these Rights were immediately vested and terminated; a like number of non-qualified stock options were issued under the 2003 Plan at the then-current market price to the employees whose Rights were terminated; and the difference between the base price of the Rights and the then-current market price was paid to such employees in cash.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Stock-Based Compensation (Continued)

The following table summarizes information with respect to stock options granted under the 1988 Plan and the 2003 Plan for the years ended December 31, 2004, 2003, and 2002:
	2004		2003			2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at
beginning of year	1,296,211	$7.88	1,334,790	$5.99	1,150,560	$5.31
Granted	257,940	20.73	315,810	11.30	200,070	9.87
Exercised	(369,919)	5.86	(348,449)	3.76	(3,690)	4.83
Forfeited	-	-	(4,950)	6.00	(12,150)	6.00
Expired	-	-	(990)	13.19	-	-
Outstanding at end
of year	1,184,232	$11.31	1,296,211	$7.88	1,334,790	$5.99
Exercisable at end
of year	645,672	$7.75	720,475	$6.08	932,220	$4.91

The following table is a summary of stock options outstanding and exercisable at December 31, 2004:
		Options Outstanding			Options Exercisable

			Remaining
			Weighted	Weighted		Weighted
Range of			Average	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life	Price	Exercisable	Price
			(In Years)
From	To
$2.89	$5.18	137,470	1.7	$3.95	137,470	$3.95
6.00	8.32	280,831	1.2	7.26	280,831	7.26
9.39	11.52	507,991	3.0	10.74	221,431	10.54
13.19	20.89	257,940	4.4	20.75	5,940	14.71

$2.89	$20.89	1,184,232	2.7	$11.31	645,672	$7.75

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(In thousands)

CURRENT:
U.S. Federal	$5,907	$5,198	$11,029
State and Local	290	186	816
	6,197	5,384	11,845

DEFERRED:
U.S. Federal	4,226	4,659	(1,795)
State and Local	268	106	(400)
	4,494	4,765	(2,195)

	$10,691	$10,149	$9,650

Taxes computed at the Federal statutory rate of 35% in 2004, 2003 and 2002, are reconciled to the Company's actual income tax expense as follows:

	2004	2003	2002
	(In thousands)

Tax computed at the
statutory rate	$11,771	$10,060	$8,912
Dividends received
deduction and tax
exempt interest	(252)	(274)	(219)
State and local income
taxes, net of Federal
effect	363	444	270
Valuation allowance	-	(254)	69
Gain on sale of a
subsidiary	-	-	705
Policyholders' surplus
account tax	(1,122)	-	-
Other, net	(69)	173	(87)
Income tax expense	$10,691	$10,149	$9,650

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes (Continued)

The income tax benefit for the year ended December 31, 2004 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $1,453,000, representing the change to a net deferred tax asset of $1,111,000 at December 31, 2004 from a net deferred tax liability of $342,000 at December 31, 2003.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2004 and 2003 relate to the following:
	2004	2003
	(In thousands)

DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$6,302	$9,786
Investment write-downs	257	784
Unrealized losses on investment securities	1,316	963
Insurance reserves	309	684
Other	2,824	4,522
Total gross deferred tax assets	11,008	16,739

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(10,469)	(11,560)
Insurance reserves	(3,149)	(5,662)
Unrealized gains on investment securities	(39)	(1,316)
Investment in AMIC	(1,170)	(130)
Other	(2,284)	(1,012)

Total gross deferred tax liabilities	(17,111)	(19,680)

Net deferred tax liability	$(6,103)	$(2,941)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes (Continued)

The $254,000 decrease and the $69,000 increase in the valuation allowance for the year ended December 31, 2003 and 2002, respectively, were allocated to the state and local income taxes on operations. The net deferred tax liability is included in other liabilities in the Consolidated Balance Sheets.

Under provisions of the Life Insurance Company Tax Act of 1959, life insurance companies were allowed certain special deductions for Federal income tax purposes that were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account would result in the Company incurring an additional tax. The Company provided tax expense of $1,122,000 in 1992 and prior years for taxes related to the policyholders' surplus account. As a result of the October 2004 enactment of the American Jobs Creation Act of 2004, the Company reduced 2004 income tax expense by $1,122,000 for the reversal of the prior years' income tax provisions. The Company intends to implement the distribution requirements of this tax law which will eliminate any future policyholders' surplus account tax.

Net cash payments for income taxes were $6,004,000, $8,181,000 and $11,086,000 in 2004, 2003 and 2002, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2004, 2003 and 2002 for operating leases was $1,218,000, $1,287,000 and $1,382,000, respectively.

The approximate minimum annual rental expense for operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2004 are as follows (in thousands):

2005	$1,047
2006	998
2007	806
2008	737
2009	736
2010 and thereafter	1,473
Total	$5,797

As described in Note 8, the Company also has an unfunded commitment of $3,500,000 related to an investment partnership at December 31, 2004.

At December 31, 2004, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies, and mortgage-backed securities issued by GSEs.

Fixed maturities with a carrying value of $5,947,000 and $5,187,000 were on deposit with various state insurance departments at December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company had total net receivables of $59,802,000 from two reinsurers which are both rated A+ by A.M. Best. These are the only reinsurers with net receivables that individually exceed 10% of the equity of the Company. The Company believes that these receivables are fully collectible.

The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Reinsurance

(a) Purchase of Policy Blocks

In the second quarter of 2004, IHC acquired a block of individual annuity policies through an assumption reinsurance transaction.

In the fourth quarter of 2003, Madison Life and Standard Life closed three coinsurance transactions consisting of purchases of blocks of annuity and life policies.

A summary of the amounts recorded by the Company as of the effective dates is as follows (in thousands):

	2004	2003
Liabilities:
Insurance reserves (life)	$-	$12,485
Funds on deposit	26,585	78,969
Other policyholders' funds	-	1,518
	26,585	92,972

Non-cash assets:
Due from ceding company	-	5,110
Deferred acquisition costs	800	4,939
Due and unpaid premiums	-	650
Policy loans	-	1,107
	800	11,806
Cash received	$25,785	$81,166

(b) Effect of Reinsurance

Standard Life and Madison Life reinsure portions of certain business in order to limit the assumption of disproportionate risks. Standard Life and Madison Life retain varying amounts of individual life or group life insurance. Amounts not retained are ceded to other companies on an automatic or facultative basis. In addition, Standard Life and Madison Life participate in various coinsurance treaties on a quota share basis. Standard Life and Madison Life are contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Reinsurance (Continued)

(b) Effect of Reinsurance (Continued)

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

		ASSUMED		CEDED
	DIRECT	FROM OTHER		TO OTHER	NET	ASSUMED
		AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(In thousands)
Life Insurance In Force:

December 31, 2004		$8,140,817	$383,536	$3,255,695	$5,268,658	7.3%
December 31, 2003		7,447,989	351,264	3,171,957	4,627,296	7.6%
December 31, 2002		7,232,845	308,700	3,142,043	4,399,502	7.0%

Benefits to Policyholders:

December 31, 2004		$233,325	$36,264	$158,958	$110,631	32.8%
December 31, 2003		170,401	32,278	119,428	83,251	38.8%
December 31, 2002		183,033	15,131	118,119	80,045	18.9%

Premiums Earned:

December 31, 2004
Life and annuity		$39,890	$6,187	$13,088	$32,989	18.7%
Health		315,929	47,394	222,245	141,078	33.6%
	$$	355,819	$53,581	$235,333	$174,067	30.8%

December 31, 2003
Life and annuity		$38,403	$2,293	$11,218	$29,478	7.8%
Health		289,501	37,943	207,515	119,929	31.6%
		$327,904	$40,236	$218,733	$149,407	26.9%

December 31, 2002
Life and annuity		$40,101	$2,523	$10,767	$31,857	7.9%
Health		238,701	35,997	173,665	101,033	35.6%
		$278,802	$38,520	$184,432	$132,890	29.0%

The Company ceded $49,082,000, $28,146,000, and $1,636,000 of premiums to a subsidiary of AMIC in the years ended December 31, 2004 and 2003 and the three months ended December 31, 2002, respectively.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Information by business segment for the years ended December 31, 2004, 2003 and 2002 is presented below.

	2004	2003	2002
	(In thousands)
REVENUES:
Medical Stop-Loss(A)	$101,027	$78,893	$67,061
Group disability; life, annuities and DBL	47,330	44,802	45,818
Individual life, annuities and other	50,833	41,437	43,977
Credit life and disability	20,508	20,307	15,030
Corporate (B)	3,577	2,126	10,025
	223,275	187,565	181,911
Net realized and unrealized gains (losses)	2,394	313	(7,558)

	$225,669	$187,878	$174,353

INCOME BEFORE INCOME TAXES:
Medical Stop-Loss (A)	$17,347	$14,503	$13,250
Group disability; life, annuities and DBL	6,073	7,855	7,612
Individual life, annuities and other	9,634	7,739	6,440
Credit life and disability	698	563	125
Corporate (B)	(178)	(1,333)	6,029
	33,574	29,327	33,456
Interest expense	(2,338)	(898)	(435)
Net realized and unrealized gains (losses)	2,394	313	(7,558)

	$33,630	$28,742	$25,463

(A) The amount includes income (loss) from AMIC of $2,334,000, $2,292,000 and $(1,931,000) for the years 2004, 2003 and 2002, respectively.

(B) The amount in 2002 includes an $8,106,000 gain on sale of a subsidiary and a $1,340,000 gain on the sale of real estate.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Reporting (Continued)
IDENTIFIABLE ASSETS AT YEAR END	2004	2003
	(In thousands)

Medical Stop-Loss(A)	$91,597	$68,788
Group disability; life, annuities and DBL	226,833	207,669
Individual life, annuities and other	592,360	559,881
Credit life and disability	22,122	23,946
Corporate	35,581	38,018

	$968,493	$898,302

(A) The amount includes the investment in AMIC (including goodwill) of $33,334,000 and $29,318,000 at December 31, 2004 and 2003, respectively.

Note 20. Dividend Restrictions on Insurance Subsidiaries and Statutory Accounting Policies

Dividends from Madison Life are subject to the prior notification to the Commissioner of Insurance of the State of Wisconsin if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year. In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. Subject to the above procedure, the maximum amount of dividends that Madison Life may pay in 2005, in accordance with such calculation, is $5,400,000. No dividends were declared or paid by Madison Life in 2004, 2003 or 2002.

The payment of dividends by Standard Life to its parent, Madison Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends, in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. Subject to the above procedure, the maximum amount of dividends that Standard Life may pay in 2005, in accordance with such calculation, is $10,549,000. Standard Life declared and paid a dividend of $6,000,000 to Madison Life in 2003. No dividends were declared or paid by Standard Life in 2004 or 2002.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Dividend Restrictions on Insurance Subsidiaries and Statutory Accounting Policies (Continued)

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $704,000, $386,000 and $387,000 in 2004, 2003 and 2002, respectively.

Note 21. Subsequent Events

On January 5, 2005, Strategic Health Associates, Inc. ("SHA") acquired a 100% interest in Health Plan Administrators, Inc. ("HPA"), an administrator of short-term and temporary medical insurance products based in Rockford, Illinois and Tampa, Florida, for $12 million cash. IHC owns 80% of SHA with the remainder owned by Insurers Administrative Corporation ("IAC"), a leading individual and group health insurance administrator. Beginning in the first quarter of 2005, HPA offers short-term medical insurance in certain jurisdictions through Standard Security Life.

As of January 1, 2005, IHC has agreed to reinsure, on a 100% basis and subsequently assume, subject to regulatory approval, a block in excess of $50 million of employer-sponsored group major medical insurance. This block is currently, and will continue to be, administered by IAC. The current carrier will continue issuing new business until the Standard Life policy forms are approved. Standard Life will begin issuing new business as its policy forms are approved, and will begin assuming the existing policies as approvals are received. It is anticipated that this process will be substantially completed during 2005.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Comprehensive Income

The components of total comprehensive income include net income and certain amounts reported directly in equity, principally the after-tax unrealized gains and losses on investment securities available-for-sale.

Amounts reported in equity and included in total comprehensive income for the years ended December 31, 2004, 2003 and 2002 are as follows:
		Before	Tax	Net of
		Tax	Effect	Tax
	(In thousands)

2004

Unrealized losses, arising during the year		$(2,319)	$690	$(1,629)
Reclassification of realized and unrealized included
gains in net income		(2,394)	763	(1,631)
Allocation to deferred acquisition costs		637	-	637
Unrealized losses on securities, net		$(4,076)	$1,453	$(2,623)

2003

Unrealized losses, arising during the year		$(2,053)	$508	$(1,545)
Reclassification of realized gains included
in net income		(313)	107	(206)
Allocation to deferred acquisition costs		703	-	703
Unrealized losses on securities, net	$$	(1,663)	$615	$(1,048)

2002

Unrealized losses, arising during the year	$(3,948)	$1,826	$(2,122)
Reclassification of realized losses included
in net income	7,558	(2,801)	4,757
Allocation to deferred acquisition costs	(1,034)	-	(1,034)
Unrealized gains on securities, net	$2,576	$(975)	$1,601

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized below:
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2004

Total revenues	$52,432	$58,113	$58,673	$56,451

Net income	$5,500	$5,550	$5,546	$6,343

Net income per common
share - basic	$.39	$.40	$.39	$.45

Net income per common
share - diluted	$.39	$.39	$.38	$.44

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2003

Total revenues	$42,490	$48,086	$47,595	$49,707

Net income	$4,437	$4,958	$4,493	$4,705

Net income per common
share - basic	$.32	$.35	$.32	$.34

Net income per common
share - diluted	$.31	$.34	$.32	$.33

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

DECEMBER 31, 2004

COLUMN A	COLUMN B	COLUMN C	COLUMN D

			AMOUNT
			SHOWN ON
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
		(In thousands)
FIXED MATURITIES:
United States Government
and authorities	$89,041	$88,658	$88,658
GSE MBS	73,380	72,938	72,938
States, municipalities and
political subdivisions	17,110	17,704	17,704
All other corporate securities	371,386	367,084	367,084

TOTAL FIXED MATURITIES	550,917	546,384	546,384

EQUITY SECURITIES:
Industrial, miscellaneous and
all other common stocks	3,801	4,435	4,435
Non-redeemable preferred
stocks	7,404	7,664	7,664

TOTAL EQUITY SECURITIES	11,205	12,099	12,099

Short-term investments	21,470	21,470	21,470
Securities purchased under
agreements to resell	93,544	93,544	93,544
Investment partnership interests	24,118	24,118	24,118
Operating partnership interests	6,220	6,220	6,220
Policy loans	16,756	16,756	16,756
Investment in trust subsidiaries	1,146	1,146	1,146
Other	439	439	439

TOTAL INVESTMENTS	$725,815	$722,176	$722,176

SCHEDULE II

INDEPENDENCE HOLDING COMPANY

BALANCE SHEETS

(PARENT COMPANY ONLY)
	DECEMBER 31,
	2004	2003
	(In thousands)

ASSETS:
Cash and cash equivalents	$589	$5,345
Other investments	12,377	8,503
Investments in consolidated subsidiaries	198,795	176,102
Investment in AMIC	3,575	3,102
Amounts due from consolidated subsidiaries, net	12,772	3,622
Taxes receivable	1,666	8,271
Other assets	2,750	2,682

TOTAL ASSETS	$232,524	$207,627

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$4,722	$5,061
Amounts due to consolidated subsidiaries, net	-	10,135
Income taxes payable	450	467
Junior subordinated debt securities	38,146	22,682
Dividends payable	353	386

TOTAL LIABILITIES	43,671	38,731

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, 14,102,766 and 13,904,259 shares
issued and outstanding, respectively, net of
132,300 and 3,708,123 shares in treasury,
respectively	14,103	13,904
Paid-in capital	75,789	75,579
Accumulated other comprehensive (loss) income	(1,976)	647
Retained earnings	100,937	78,766

TOTAL STOCKHOLDERS' EQUITY	188,853	168,896

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$232,524	$207,627

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II (Continued)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)
	YEAR ENDED DECEMBER 31,
	2004	2003	2002
		(In thousands)

REVENUES:
Net investment income	$1,735	$1,116	$2,666
Net realized gains	-	42	1
Other income	2,870	1,863	1,731

	4,605	3,021	4,398

EXPENSES:
General and administrative
expenses	4,669	2,426	2,895

(Loss) income before income
tax (benefit) expense	(64)	595	1,503
Income tax (benefit) expense	(298)	35	487

Income before equity in net
income of subsidiaries	234	560	1,016
Equity in net income of
subsidiaries	22,705	18,033	14,797

Net income	$22,939	$18,593	$15,813

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
		(In thousands)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$22,939	$18,593	$15,813
Adjustments to reconcile net income to
net cash (used by) provided by
operating activities:
Equity in net income of subsidiaries	(22,705)	(18,033)	(14,797)
Net realized gains	-	(42)	(1)
Change in other assets and liabilities	560	(9,000)	156
Net cash provided (used) by
operating activities	794	(8,482)	1,171

CASH FLOWS FROM INVESTING
ACTIVITIES:
(Increase) decrease in investments in and
advances to consolidated subsidiaries	(12,314)	5,688	3,981
Sale of equity securities	-	260	-
Acquisition of MGU	-	-	(3,357)
Additional investments in other
investments, net of distributions	(3,410)	(10,318)	5,724
Investment in AMIC	-	(6,823)	-
Net cash (used) provided by investing
activities	(15,724)	(11,193)	6,348

CASH FLOWS FROM FINANCING
ACTIVITIES:
Repurchase of common stock	(5,667)	(4,287)	(1,807)
Exercise of common stock options	2,054	2,123	18
Proceeds of junior subordinated debt
securities	14,533	21,444	-
Dividends paid	(746)	(387)	(389)
Net cash provided (used) by financing
activities	10,174	18,893	(2,178)
(Decrease) increase in cash and cash
equivalents	(4,756)	(782)	5,341
Cash and cash equivalents, beginning of year	5,345	6,127	786
Cash and cash equivalents, end of year	$589	$5,345	$6,127

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

		POLICY			NET
		LIABILITIES,			INVESTMENT
		CLAIMS			INCOME		AMORTIZATION
	DEFERRED	& OTHER			GAINS, (LOSSES)		OF DEFERRED	OTHER
	INSURANCE	POLICY			AND OTHER	BENEFITS	INSURANCE	OPERATING
	ACQUISITION	HOLDERS'	UNEARNED	PREMIUMS	INCOME	AND	ACQUISITION	EXPENSES	PREMIUMS
	COSTS	FUNDS	PREMIUMS	EARNED	(1)	CLAIMS	COSTS	(2)	WRITTEN

DECEMBER 31, 2004:
Life and
Annuity	$32,758	495,279	7,827	32,989	46,944	24,022	6,458	24,708	$32,540
Health	4,628	168,582	9,641	141,078	7,187	86,609	2,084	36,114	142,635
	$37,386	663,861	17,468	174,067	54,131	110,631	8,542	60,822	$175,175

DECEMBER 31, 2003:
Life and
Annuity	$29,088	454,786	7,337	29,478	39,222	22,759	5,146	20,497	$40,147
Health	4,025	175,692	9,154	119,929	6,849	60,493	1,879	31,466	121,110
	$33,113	630,478	16,491	149,407	46,071	83,252	7,025	51,963	$161,257

DECEMBER 31, 2002:
Life and
Annuity	$22,762	355,957	7,481	31,857	31,943	35,265	4,423	20,032	$33,094
Health	3,625	156,380	9,021	101,033	7,485	63,569	1,660	27,396	102,968
	$26,387	512,337	16,502	132,890	39,428	98,834	6,083	47,428	$136,062

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

EXHIBIT INDEX

Exhibit Number

3(i) Restated Certificate of Incorporation of Independence Holding Company. (b)

3(i)(a) Amendment to Restated Certificate of Incorporation of Independence Holding Company, filed with the Secretary of State of the State of Delaware on July 29, 2004. (i)

3(ii) By-laws of Independence Holding Company. (a)

4(i) Form of Warrant Certificate to purchase shares of Common Stock of Independence Holding Company, expiring June 30, 2001. (a)

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

21 Principal subsidiaries of Independence Holding Company, as of March 15, 2005.

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

(i) Such exhibit is incorporated by reference to the Report on Form 8-K dated July 29, 2004.

Exhibits will be furnished upon request for a reasonable fee.