Form 10-Q
period 2005-03-31
INDEPENDENCE HOLDING CO
filed 2005-05-13
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ________ to _________

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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Class	Outstanding at May 9, 2005
Common stock, $ 1.00 par value	13,912,157 Shares

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Operations -
Three Months Ended March 31, 2005 and 2004 (unaudited)	4

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2005 and 2004 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition	13
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	23

Signatures	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS:
Investments:
Short-term investments	$21,333	$21,470
Securities purchased under agreements to resell	56,437	93,544
Fixed maturities	555,516	546,384
Equity securities	23,174	12,099
Other investments	46,286	48,679

Total investments	702,746	722,176

Cash and cash equivalents	13,051	13,196
Due from securities brokers	16,746	4,795
Investment in American Independence Corp. ("AMIC")	30,968	30,626
Deferred acquisition costs	43,007	37,386
Due and unpaid premiums	7,786	7,100
Due from reinsurers	119,992	121,987
Notes and other receivables	7,871	7,172
Other assets	37,349	24,055

Total assets	$979,516	$968,493

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$158,556	$166,087
Insurance reserves-life and annuity	181,450	171,365
Funds on deposit	314,725	308,465
Unearned premiums	19,583	17,468
Policy claims-life	6,701	6,590
Policy claims-health	3,197	2,495
Other policyholders' funds	9,455	8,859
Due to securities brokers	23,112	14,760
Due to reinsurers	6,261	6,957
Accounts payable, accruals and other liabilities	19,056	25,948
Debt	12,500	12,500
Junior subordinated debt securities	38,146	38,146

Total liabilities	792,742	779,640

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
14,235,066 shares issued; 13,973,017 and 14,102,766	14,235	14,235
shares outstanding, respectively
Paid-in capital	77,957	78,033
Accumulated other comprehensive loss	(7,333)	(1,976)
Treasury stock, at cost; 262,049 and 132,300 shares,
respectively	(4,774)	(2,376)
Retained earnings	106,689	100,937

Total stockholders' equity	186,774	188,853

Total liabilities and stockholders' equity	$979,516	$968,493

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended
	March 31,
	2005	2004

REVENUES:
Health premiums earned	$39,708	$32,936
Life and annuity premiums earned	9,720	7,401
Net investment income	9,499	9,983
Net realized and unrealized gains	248	895
Equity income from AMIC	477	621
Other income	6,021	596

	65,673	52,432

EXPENSES:
Insurance benefits, claims and reserves - health	25,757	20,957
Insurance benefits, claims and reserves - life and
annuity	10,904	8,974
Amortization of deferred acquisition costs	2,651	1,379
Interest expense on debt	845	560
Selling, general and administrative expenses	16,508	12,117

	56,665	43,987

Income before income taxes	9,008	8,445
Income tax expense	3,256	2,945

Net income	$5,752	$5,500

Basic income per common share	$.41	$.39

Weighted average shares outstanding	14,009	13,927

Diluted income per common share	$.40	$.38

Weighted average diluted shares outstanding	14,332	14,341

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)
	Three Months Ended
	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,752	$5,500
Adjustments to reconcile net income to net cash from
operating activities:
Amortization of deferred acquisition costs	2,651	1,379
Net realized and unrealized gains	(248)	(895)
Equity income from AMIC	(477)	(621)
Depreciation and amortization	378	201
Deferred tax expense	2,261	6
Other	(554)	47
Changes in assets and liabilities:
Net sales of trading securities	201	122
Change in insurance liabilities	3,692	2,152
Additions to deferred acquisition costs	(6,565)	(1,967)
Change in net amounts due from and to reinsurers	1,299	4,543
Change in income tax liability	(504)	1,449
Change in due and unpaid premiums	(685)	351
Other	(7,925)	(3,811)

Net cash from operating activities	(724)	8,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(3,598)	29,917
Net (purchase) sale of short-term investments	36	(123)
Net sales of securities under resale and repurchase agreements	37,107	11,498
Sales of equity securities	3,229	8,366
Purchases of equity securities	(14,400)	(4,716)
Sales of fixed maturities	143,918	399,065
Maturities of fixed maturities	3,915	-
Purchases of fixed maturities	(166,984)	(518,784)
Proceeds of sales of other investments	4,214	1,805
Additional investments in other investments, net of distributions	(976)	(2,424)
Purchase of subsidiary	(10,200)	-
Investment in AMIC	(69)	-
Change in notes and other receivables	(1,927)	5,110
Other	586	(1,137)

Net cash from investing activities	(5,149)	(71,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,656)	-
Exercise of common stock options	92	149
Proceeds of investment-type insurance contracts	8,645	5,255
Dividends paid	(353)	(386)

Net cash from financing activities	5,728	5,018

Decrease in cash and cash equivalents	(145)	(57,949)
Cash and cash equivalents, beginning of year	13,196	60,547

Cash and cash equivalents, end of period	$13,051	$2,598

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Significant Accounting Policies and Practices

(A) Business and Organization

Independence Holding Company ("IHC") is a holding company principally engaged in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison Life") and their subsidiaries (collectively, the "Insurance Group") and at March 31, 2005, a 40% equity interest in the common stock of American Independence Corp. ("AMIC"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Geneve Corporation, a diversified financial holding company, and its affiliated entities (collectively, "Geneve") held 58.4% of IHC's outstanding common stock at March 31, 2005.

(B) Principles of Consolidation and Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. IHC's annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be anticipated for the entire year.

On June 8, 2004, IHC declared a special 80% stock dividend, payable to shareholders of record on June 18, 2004 with a distribution date of July 2, 2004. The stock distribution was accounted for as a stock split effected in the form of a dividend. All share and per share data for the three months ended March 31, 2004 has been adjusted to reflect such dividend.

(C) Reclassifications

Certain amounts in prior years' consolidated financial statements and Notes thereto have been reclassified to conform to the 2005 presentation.

(D) Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan. Since stock options under the plan are issued with an exercise price equal to the stock's fair value on date of grant, no compensation cost has been recognized in the Consolidated Statements of Operations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended.

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the three months ended March 31, 2005 and 2004 would have been as follows:
	Three Months Ended
	March 31,

	2005	2004
	(In thousands, except per share data)

Net income, as reported	$5,752	$5,500
Add SAR expense included in reported
net income, net of tax	-	106
Deduct SAR and stock option expense
under SFAS No. 123, net of tax	(175)	(360)
Pro forma net income	$5,577	$5,246

Basic income per common share:
As reported	$.41	$.39
Pro forma	$.40	$.38
Diluted income per common share:
As reported	$.40	$.38
Pro forma	$.39	$.37

A tax benefit of $116,000 and $169,000 was reflected in the pro forma expense under SFAS No. 123 for the three months ended March 31, 2005 and 2004, respectively.

As discussed in Note 10, the Company is required to adopt a fair-value-based method of accounting for stock options, beginning January 1, 2006, which will result in the recognition of compensation expense.

Note 2. American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which Standard Life and Madison Life cede a portion of their medical stop-loss, New York Statutory Disability ("DBL"), small group major medical, and short-term medical business.

At March 31, 2005, the Company owned 40% of AMIC's outstanding common stock and accounted for its investment under the equity method of accounting. The carrying value of the Company's investment in AMIC, including goodwill of $2,731,000, was $33,699,000 at March 31, 2005, and its equity income was $477,000 for the three months ended March 31, 2005. At March 31, 2004, the Company owned 39% of AMIC's outstanding common stock. The Company's equity income was $621,000 for the three months ended March 31, 2004. Subsequent to March 31, 2005, the Company increased its ownership in AMIC to 42%. In March and April 2005, the Company purchased 172,130 additional shares of AMIC for $2,215,000.

The Company ceded premiums to AMIC of $13,059,000 and $10,898,000 for the three months ended March 31, 2005 and 2004, respectively. Standard Life earned $61,000 and $55,000 for the three months ended March 31, 2005 and 2004, respectively, from its service agreement with Independence American Insurance Company (a subsidiary of AMIC). The Company earned $107,000 and $77,000 for the three months ended March 31, 2005 and 2004, respectively, from its service agreement with AMIC.

Note 3. Income Per Common Share

Included in the diluted earnings per share calculation for 2005 and 2004, respectively, are 323,000 and 414,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

Note 4. Investments

The following tables summarize, for all securities in an unrealized loss position at March 31, 2005 and December 31, 2004, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:
	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2005	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$138,049	$6,654	$25,306	$2,289	$163,355	$8,943
CMOs and ABS (1)	48,182	1,430	35,012	1,137	83,194	2,567
US Government and
agencies	36,450	1,440	-	-	36,450	1,440
Agency MBS (2)	31,293	364	2	-	31,295	364
GSE (3)	60,215	1,229	8,229	106	68,444	1,335
States and political
subdivisions	47,550	1,443	-	-	47,550	1,443
Total fixed
maturities	361,739	12,560	68,549	3,532	430,288	16,092
Common stock	820	57	-	-	820	57
Preferred stock	10,713	192	-	-	10,713	192
Total temporarily
impaired securities	$373,272	$12,809	$68,549	$3,532	$441,821	$16,341

(1) Collateralized mortgage obligations ("CMOs") and asset-backed securities ("ABS").

(2) Mortgage-backed securities ("MBS").

(3) Government-sponsored enterprises ("GSEs") which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2004	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$163,517	$5,060	$2,608	$215	$166,125	$5,275
CMOs and ABS	74,076	2,046	30,664	718	104,740	2,764
US Government
and agencies	40,630	691	-	-	40,630	691
Agency MBS	15,568	71	2	-	15,570	71
GSE	44,584	522	-	-	44,584	522
Total fixed
maturities	338,375	8,390	33,274	933	371,649	9,323
Common stock	726	56	-	-	726	56
Preferred stock	1,143	2	-	-	1,143	2
Total temporarily
impaired securities	$340,244	$8,448	$33,274	$933	$373,518	$9,381

Substantially all of the unrealized losses at March 31, 2005 and December 31, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at March 31, 2005 and December 31, 2004. At March 31, 2005 and December 31, 2004, a total of 76 and 63 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 14 and 6 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2005 and December 31, 2004.

Note 5. Income Taxes

The provision for income taxes shown in the consolidated statements of operations was computed based on the Company's estimate of the effective tax rates expected to be applicable for the current tax year.

The deferred income tax benefit for the three months ended March 31, 2005 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $2,998,000, representing the change to a net deferred tax asset of $4,109,000 at March 31, 2005 versus $1,111,000 at December 31, 2004.

Note 6. Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $1,501,000 and $1,500,000 for the three months ended March 31, 2005 and 2004, respectively. Cash payments for interest were $933,000 and $266,000 for the three months ended March 31, 2005 and 2004, respectively.

Note 7. Comprehensive Income

The components of comprehensive (loss) income include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs) and a cash flow hedge which are reported directly in stockholders' equity. Comprehensive (loss) income for the three months ended March 31, 2005 and 2004 is as follows:
	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Net income	$5,752	$5,500
Unrealized (losses) gains:
Securities available-for-sale	(5,466)	5,662
Cash flow hedge	109	(201)
Comprehensive income	$395	$10,961

Note 8. Acquisition of Subsidiary

On January 5, 2005, Strategic Health Associates Inc. ("SHA") acquired a 100% interest in Health Plan Administrators, Inc. ("HPA"), an administrator of short-term and temporary medical insurance products based in Rockford, Illinois and Tampa, Florida, for $12 million cash. IHC owns 80% of SHA with the remainder owned by Insurers Administrative Corporation ("IAC"), a leading individual and group health insurance administrator. Beginning in the first quarter of 2005, HPA offered short-term medical insurance in certain jurisdictions through Standard Life.

IHC acquired its 80% interest for $10,200,000 which includes $600,000 of direct costs associated with the acquisition. In addition, IHC loaned $1,800,000 to IAC in the form of a note receivable to fund IAC's portion of the acquisition. The loan has a 5% interest rate and is due in six equal annual installments commencing January 3, 2006. IHC recorded $7,071,000 of goodwill and $2,960,000 of other intangible assets in connection with the acquisition.

Note 9. Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Certain allocations of items within segments have been reclassified in the 2004 information to reflect how management analyzes these segments currently. Information by business segment for the three months ended March 31, 2005 and 2004 is presented below:
	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Revenues:
Medical stop-loss	$31,247	$23,262
Strategic health	4,350	-
Group disability, life, annuities and DBL	11,950	11,437
Individual life, annuities and other	12,204	11,008
Credit life and disability	5,364	4,972
Corporate	310	858
	65,425	51,537
Net realized and unrealized gains	248	895
	$65,673	$52,432

Income (loss) before income taxes:
Medical stop-loss	$9,286	$5,607
Strategic health	(737)	-
Group disability, life, annuities and DBL	418	670
Individual life, annuities and other	951	2,055
Credit life and disability	232	(53)
Corporate	(545)	(169)
	9,605	8,110
Interest expense	(845)	(560)
Net realized and unrealized gains	248	895
	$9,008	$8,445

Note 10. New Accounting Pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which supercedes SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties; eliminates the ability to account for share-based compensation transactions using APB 25; and requires that the compensation costs relating to such transactions be recognized in the statement of operations. In accordance with a rule issued by the Securities and Exchange Commission in April 2005, the compliance date for SFAS 123(R) is now the beginning of the first fiscal year beginning after June 15, 2005 and, therefore, the Company will adopt SFAS 123(R) on January 1, 2006, as required. SFAS 123(R) applies to all awards granted after the adoption date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the required adoption date, compensation expense will be recognized for the portion of outstanding awards for which the requisite service (vesting) has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The impact of adoption cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure included in Note 1(D).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual consolidated results of Independence Holding Company. ("IHC") and Subsidiaries (collectively referred to as the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" as set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "likelihood", "unlikelihood", "assessment", and "foreseeable" and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause the Company's actual results for the year ending December 31, 2005, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by the Company, or on its behalf. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission and our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

The Company is a holding company principally engaged in health insurance throughout the United States, and is a leader in the medical stop-loss industry nationally. The Company operates through its (i) two insurance carriers (Standard Security Life and Madison Life), (ii) its 42% ownership interest in American Independence Corp. ("AMIC"), which owns medical stop-loss managing general underwriters (MGUs) and Independence American Insurance Company; and (iii) its other MGUs, third party administrators, and marketing affiliates.. Through its ownership of AMIC and other MGUs, IHC controls approximately 74% of the production sources for its core product medical stop-loss business, while maintaining profitability through disciplined underwriting. Through its ownership of Health Plan Administrators Inc. ("HPA"), IHC controls the distribution of its short-term medical products. Through its ownership interest in CA Insurance Services ("CA Services") and its contractual relationship with Insurers Administrative Corporation ("IAC"), the Company controls the distribution of its group major medical products. IHC also writes group disability/DBL, group life and annuities, individual life and annuities, and credit life and disability. These lines of business are targeted to niche markets. The majority of group life and disability business is focused in the upper Midwest school and public entity markets. The DBL business is written in New York State and administered through Standard Security Life's web-based back office. Individual life and annuities are written under a nation-wide program for volunteer emergency service personnel. The credit life and disability business is marketed through a select group of producers. In addition, the Company's acquisition group assesses opportunities to acquire blocks of business based on the amount of reserves transferred and current interest rates.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model. Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, major medical, short-term medical, dental, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. Finally, management focuses on managing the costs of IHC's operations, which contributes to the Company's consistent profitability.

The following is a summary of key performance information and events for the three months ended March 31, 2005:

  Net income of $5.8 million ($.40 per share, diluted); 4.6% increase from the three months ended March 31, 2004;

  Revenues of $65.7 million; 25.2% increase from the three months ended March 31, 2004;

  Assets of $979.5 million; 1.1% increase from December 31, 2004;

  Book value of $13.37 per share; 0.1% decrease from December 31, 2004 primarily due to unrealized securities losses;

  Generated consolidated investment yield of 5.1% in the first quarter of 2005 compared to 6.1% in 2004;

  Investment portfolio continues to have an average AA rating and remains highly liquid;

  As of January 1, 2005, reinsured, on a 100% quota share basis, a $50 million block of group major medical policies administered by IAC which will be assumed upon receiving regulatory approval;

  On January 5, 2005, acquired HPA, a TPA that specializes in short-term and temporary medical insurance products, which had a block of $23 million in 2004;

  On March 1, 2005, acquired a 30% interest in CA Services, which will telemarket group major medical and other products for Madison Life; and

  Will begin writing group major medical in 36 states and short-term medical in 46 states in 2005.

As disclosed in the Company's Form 10-K, Madison National and Independence American entered into a reinsurance agreement to protect Independence American against certain losses from Medical Stop-Loss business occurring during the period from January 1, 2005 to December 31, 2005. Subsequent to the filing of the Company's Form 10-K, the parties mutually agreed to terminate the agreement as of its effective date of January 1, 2005. The parties made this determination after considering the development of Independence American's block of Medical Stop-Loss business to date.

The Medical Stop-Loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003, and less favorable conditions continued through 2004. Despite these market conditions, the Company produced profitable results in 2003 and 2004, and expects continued profitability in 2005. As a result of these market conditions, the rate IHC is able to charge for Medical Stop-Loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces IHC's overall risk exposure. The Company remains optimistic that it will continue to produce profitable results, however, its ability to grow the Medical Stop-Loss line in 2005 may be somewhat limited, although the Company intends to appoint new MGUs which would generate additional premiums. IHC's new lines of business (major medical, short-term medical, dental and vision) are less volatile than Medical Stop-Loss. The Company remains optimistic that these lines will yield profitable results while producing significant growth.

Information pertaining to the Company's business segments is provided in Note 9 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's consolidated financial statements and management's discussion and analysis.

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period.

The Company computes insurance reserves primarily using the net premium method based on anticipated investment yield, mortality (morbidity on health insurance) and withdrawals. Liabilities for insurance reserves on certain short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the life and health insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance reserves provided appropriate levels of reserves at March 31, 2005 and December 31, 2004. Changes in the Company's reserves estimates are recorded through a charge or credit to its earnings.

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

Results of Operations for the Three Months Ended March 31, 2005, Compared to the Three Months Ended March 31, 2004

Net income was $5.8 million, or $.40 per share, diluted, for the three months ended March 31, 2005 compared to $5.5 million, or $.38 per share, diluted, for the three months ended March 31, 2004. The Company's income before taxes increased $.6 million to $9.0 million for the three months ended March 31, 2005 from $8.4 million for 2004. The Company had net realized and unrealized gains of $.2 million in the first quarter of 2005 compared to $.9 million in 2004. Income tax expense increased $.3 million to $3.2 million in the first quarter of 2005, an effective rate of 36.1%, from $2.9 million in 2004, an effective rate of 34.9%, primarily reflecting the increase in income before taxes. Information by business segment for the three months ended March 31, 2005 and March 31, 2004 is as follows:
					Benefits,	Amortization	Selling,
		Net			Claims	of Deferred	General
	Premiums	Investment	Equity	Other	and	Acquisition	and
March 31, 2005	Earned	Income	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$25,136	1,385	477	4,249	16,026	-	5,935	$9,286
Strategic health	2,964	11	-	1,375	2,173	150	2,764	(737)
Group disability,
life annuities
and DBL	9,802	2,032	-	116	7, 855	36	3,641	418
Individual life,
annuities
and other	6,426	5,592	-	186	8,400	1,317	1,536	951
Credit life and
disability	5,100	219	-	45	2,207	1,148	1,777	232
Corporate	-	260	-	50	-	-	855	(545)
Sub total	$49,428	9,499	477	6,021	36,661	2,651	16,508	9,605
Realized and un-
realized gains								248
Interest expense								(845)
Income before
income taxes								9,008
Income taxes								3,256
Net income								$5,752

					Benefits,	Amortization	Selling,
		Net			Claims	of Deferred	General
March 31, 2004	Premiums	Investment	Equity	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$21,841	753	621	47	13,669	-	3,986	$5,607
Group disability,
life annuities
and DBL	9,309	1,996	-	132	7,077	31	3,659	670
Individual life,
annuities and
other	4,459	6,266	-	283	6,881	388	1,684	2,055
Credit life and
disability	4,728	233	-	11	2,304	960	1,761	(53)
Corporate	-	735	-	123	-	-	1,027	(169)
Sub total	$40,337	9,983	621	596	29,931	1,379	12,117	8,110
Realized and un-
realized gains								895
Interest expense								(560)
Income before
income taxes								8,445
Income taxes								2,945
Net income								$5,500

Premiums Earned

Total premiums earned grew $9.1 million to $49.4 million in 2005 from $40.3 million in 2004. The increase is due to: (i) the Medical Stop-Loss segment which increased $3.3 million due to $2.9 million from increased retentions and $.4 million in premiums earned on an aggregate excess of loss retrocession reinsurance agreement ("Excess of Loss Agreement") effective as of January 1, 2005, with a reinsurer for the prospective portion of its 2004 treaty year business; partially offset by a decrease from HMO Reinsurance; (ii) the new Strategic Health segment which had $3.0 million of premiums in the first quarter of 2005; (iii) the Group segment which increased $.5 million due to increased retention in GTL, and new business in Group A&H; partially offset by the 20% coinsurance agreement with Independence American entered into in July of 2004 on the DBL line; (iv) the individual and other segment which increased $2.0 million primarily from an increase in VFD due to increased writings and Ordinary Life lines primarily due to growth in the military and civilian government employee division; and (v) a $.3 million increase in the credit life and disability segment.

Net Realized and Unrealized Gains

The Company experienced a decrease in realized and unrealized gains of $.6 million. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income decreased $.5 million primarily due to a move toward higher grade securities which provide lower yields and municipal securities which also provide lower yields, but will result in income tax advantaged earnings. In addition, the Company maintained a higher level of liquid assets which yield a lesser return. The annualized return on investments was 5.1% in the first quarter of 2005 versus 6.1% in the first quarter of 2004.

Equity Income

Equity income from AMIC decreased $.1 million.

Other Income

Total other income increased $5.4 million due primarily to (i) a $2.1 million increase from a commutation agreement, pursuant to which, effective as of January 1, 2005, the reinsurer will return 94% of the net premium collected to date with respect to the 2003 Medical Stop-Loss business ceded to such reinsurer, and the Company will release most future liabilities of such reinsurer with respect to such business; (ii) a $1.4 million increase from the Excess of Loss Agreement related to the expired portion of the 2004 treaty year business, and (iii) a $1.9 million increase in fee income due to the acquisitions of Majestic and HPA in July 2004 and January 2005, respectively.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $6.7 million. The increase is due to: (i) $2.3 million in the Medical Stop-Loss segment resulting from an increase in retention and an increase in loss reserves in 2005 as compared to 2004; (ii) an increase of $2.2 million in the Strategic Health segment for which there were no comparable results in 2004; (iii) an increase of $.8 million in the Group segment due to increased claims experience in the GTL and LTD lines and increased business in the Group A&H lines; partially offset by the 20% DBL coinsurance agreement previously mentioned; and (iv) a $1.5 million increase in the individual and other segment due to higher losses on the assumed block of annuity and life business in run-off status, and higher losses on the ordinary life line due to acquisitions. These increases were partially offset by a $.1 million decrease in credit claims and reserves.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $1.3 million due to amortization related to acquisitions, the addition of the Strategic Health business and increased production in the military line.

Interest Expense on Debt

Interest expense increased $.3 million due primarily to the issuance of $15.5 million of junior subordinated debt during the fourth quarter of 2004.

Selling, General and Administrative

Total selling, general and administrative expenses increased $4.4 million in the first quarter of 2005 as compared to the first quarter of 2004. The increase is primarily due to (i) $2.8 million of expenses from subsidiaries acquired after the first quarter of 2004, including expenses associated with the commencement of the Strategic Health segment; (ii) a $1.7 million increase in commissions due to a higher level of premiums earned; and (iii) higher audit fees for compliance with the Sarbanes-Oxley Act of 2002. These higher costs were partially offset by a reduction of other expenses.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 94.5% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at March 31, 2005. Also at such date, approximately 99.2% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2005, approximately .8% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at March 31, 2005.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months ended March 31, 2005, the Company did not record any losses for other than temporary impairments. For the three months ended March 31, 2004, the Company recorded a realized loss for other than temporary impairments of $.6 million on certain interest only securities ("IO Securities") resulting from expected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. At March 31, 2005, the Company had a negligible amount invested in IO Securities.

The Company's gross unrealized losses on fixed maturities totaled $16.1 million at March 31, 2005. Substantially all of these securities were investment grade. The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2005. The Company holds all fixed maturities as available-for-sale and accordingly marks all of its fixed maturities to market through accumulated other comprehensive income or loss.

Balance Sheet

Total investments decreased $19.4 million to $702.7 million at March 31, 2005. The decrease is primarily due to the utilization of cash for the acquisition of Health Plan Administrators, Inc. in January 2005. Total stockholders' equity decreased $2.1 million to $186.8 million at March 31, 2005, primarily due to an increase in net unrealized losses on fixed maturity investments and repurchases of the Company's common stock partially offset by net income for the three months ended March 31, 2005.

The Company had net receivables from reinsurers of $113.7 million at March 31, 2005. Substantially all of the business ceded to such reinsurers is of short duration. All of these receivables are either due either from its affiliate, Independence American Insurance Company, highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at March 31, 2005. As of March 31, 2005, the balance due from Independence American was $16.1 million.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments, marketable securities and partnership interests) amounted to $34.5 million at March 31, 2005.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a $5.3 million increase in unrealized losses on securities available-for-sale, net of deferred taxes and deferred policy acquisition costs, in accumulated other comprehensive loss, reflecting net unrealized losses of $7.3 million at March 31, 2005 compared to $2.0 million at December 31, 2004. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures. However, the portfolio will always have interest rate exposure given the matching of its liabilities, and therefore portfolio valuations will fluctuate with market interest rates.

The Company's contractual obligations and their expected maturities at March 31, 2005 are not materially different from the schedule of such obligations at December 31, 2004 which was included in Item 7 of the Company's Annual Report on Form 10-K.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In June 2004, the Board of Directors authorized an additional 450,000 shares to be repurchased under the 1991 plan. As of March 31, 2005, 275,637 shares were still authorized to be repurchased under the plan.
2005			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	100,000	$18.54	320,037
February	-	-	320,037
March	44,400	18.07	275,637

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2005 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2004 included in Item 7 of the Company's Annual Report on Form 10-K. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies were issued by liquidated companies and therefore tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

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

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Not applicable

Item 6. Exhibits

31.1 Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                                                                       Date: May 13, 2005

Roy T.K. Thung

Chief Executive Officer and President

By: /s/Teresa A. Herbert                                                                                     Date: May 13, 2005

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer