Form 10-Q
period 2005-06-30
INDEPENDENCE HOLDING CO
filed 2005-08-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Class	Outstanding at August 8, 2005
Common stock, $ 1.00 par value	13,898,777 Shares

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
June 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 2005 and 2004 (unaudited)	4

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2005 and 2004 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition	14
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

Copies of the Company's SEC filings can be found on its website at www.independenceholding.com

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS:
Investments:
Short-term investments	$14,765	$21,470
Securities purchased under agreements to resell	12,437	93,544
Fixed maturities	684,640	546,384
Equity securities	48,101	12,099
Other investments	56,080	48,679

Total investments	816,023	722,176

Cash and cash equivalents	10,293	13,196
Due from securities brokers	29,715	4,795
Investment in American Independence Corp. ("AMIC")	33,255	30,626
Deferred acquisition costs	56,358	37,386
Due and unpaid premiums	10,463	7,100
Due from reinsurers	116,484	121,987
Notes and other receivables	9,611	7,172
Goodwill	13,625	5,901
Other assets	25,466	18,154

Total assets	$1,121,293	$968,493

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$149,032	$166,087
Insurance reserves-life and annuity	258,024	171,365
Funds on deposit	359,909	308,465
Unearned premiums	19,559	17,468
Policy claims-life	6,473	6,590
Policy claims-health	3,112	2,495
Other policyholders' funds	11,919	8,859
Due to securities brokers	27,342	14,760
Due to reinsurers	6,933	6,957
Accounts payable, accruals and other liabilities	29,181	25,948
Debt	12,500	12,500
Junior subordinated debt securities	38,146	38,146

Total liabilities	922,130	779,640

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
14,235,066 shares issued; 13,903,607 and 14,102,766
shares outstanding, respectively	14,235	14,235
Paid-in capital	77,629	78,033
Accumulated other comprehensive income (loss)	1,125	(1,976)
Treasury stock, at cost; 331,459 and 132,300 shares,
respectively	(6,033)	(2,376)
Retained earnings	112,207	100,937

Total stockholders' equity	199,163	188,853

Total liabilities and stockholders' equity	$1,121,293	$968,493

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUES:
Health premiums earned	$46,490	$37,057	$86,198	$69,993
Life and annuity premiums earned	9,291	8,382	19,011	15,783
Net investment income	9,037	11,283	18,536	21,266
Net realized and unrealized gains	836	425	1,084	1,320
Equity income from AMIC	509	525	986	1,146
MGU fee income	1,872	191	4,329	384
Other income	947	250	4,511	653
	68,982	58,113	134,655	110,545

EXPENSES:
Insurance benefits, claims and reserves -
health	25,567	23,127	51,324	44,084
Insurance benefits, claims and reserves -
life and annuity	10,220	8,750	21,124	17,724
Amortization of deferred acquisition costs	2,673	2,762	5,324	4,141
Interest expense on debt	865	502	1,710	1,062
Selling, general and administrative expenses	21,028	14,381	37,536	26,498

	60,353	49,522	117,018	93,509

Income before income taxes	8,629	8,591	17,637	17,036
Income tax expense	2,763	3,041	6,019	5,986

Net income	$5,866	$5,550	$11,618	$11,050

Basic income per common share	$.42	$.40	$.83	$.79

Weighted average shares outstanding	13,916	13,997	13,962	13,962

Diluted income per common share	$.41	$.39	$.82	$.77

Weighted average diluted shares outstanding	14,200	14,340	14,255	14,281

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)
	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,618	$11,050
Adjustments to reconcile net income to net cash from
operating activities:
Amortization of deferred acquisition costs	5,324	4,141
Net realized and unrealized gains	(1,084)	(1,320)
Equity income from AMIC	(986)	(1,146)
Depreciation and amortization	764	397
Deferred tax expense	4,015	1,329
Other	(864)	62
Changes in assets and liabilities:
Net sales of trading securities	329	327
Change in insurance liabilities	(5,899)	(3,633)
Additions to deferred acquisition costs	(11,085)	(5,822)
Change in net amounts due from and to reinsurers	9,323	5,638
Change in income tax liability	(502)	474
Change in due and unpaid premiums	(1,205)	364
Other	(5,778)	(2,344)

Net cash from operating activities	3,970	9,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(12,338)	11,015
Net proceeds of (payments for) short-term investments	6,718	(832)
Net sales of securities under resale and repurchase agreements	81,107	13,363
Sales of equity securities	4,675	10,193
Purchases of equity securities	(40,993)	(6,853)
Sales of fixed maturities	425,229	620,424
Maturities of fixed maturities	615	4,000
Purchases of fixed maturities	(557,405)	(723,249)
Proceeds of sales of other investments	5,447	1,873
Additional investments in other investments, net of distributions	(1,274)	(2,276)
Cash received in purchases of policy blocks	89,283	25,785
Purchase of subsidiary	(10,200)	-
Investment in AMIC	(2,215)	(1,464)
Change in notes and other receivables	(1,816)	5,434
Other	(1,549)	(2,591)

Net cash from investing activities	(14,716)	(45,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(4,744)	(3,579)
Exercises of common stock options	350	1,938
Proceeds of investment-type insurance contracts	12,590	9,051
Dividends paid	(353)	(737)

Net cash from financing activities	7,843	6,673

Decrease in cash and cash equivalents	(2,903)	(28,988)
Cash and cash equivalents, beginning of year	13,196	60,547

Cash and cash equivalents, end of period	$10,293	$31,559

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Significant Accounting Policies and Practices

(A) Business and Organization

Independence Holding Company ("IHC") is a holding company principally engaged in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Insurance Company of New York ("Standard Security") and Madison Life Insurance Company, Inc. ("Madison Life") and their subsidiaries (collectively, the "Insurance Group"), and a 42% equity interest in the common stock of American Independence Corp. ("AMIC") at June 30, 2005. IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Geneve Corporation, a diversified financial holding company, and its affiliated entities held 58.7% of IHC's outstanding common stock at June 30, 2005.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be anticipated for the entire year.

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

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the three months and six months ended June 30, 2005 and 2004 would have been as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$5,866	$5,550	$11,618	$11,050
Add SAR expense included in reported net income,
net of tax	-	47	-	153
Deduct SAR and stock option expense under
SFAS No. 123, net of tax	(165)	(125)	(340)	(485)
Pro forma net income	$5,701	$5,472	$11,278	$10,718

Basic income per common share:
As reported	$.42	$.40	$.83	$.79
Pro forma	$.41	$.39	$.81	$.77

Diluted income per common share:
As reported	$.41	$.39	$.82	$.77
Pro forma	$.40	$.38	$.79	$.75

Tax benefits of $110,000 and $51,000 were reflected in the pro forma expense under SFAS No.123 for the three months ended June 30, 2005 and 2004, respectively, and $226,000 and $220,000 for the six months ended June 30, 2005 and 2004, respectively.

As discussed in Note 11, the Company is required to adopt a fair-value-based method of accounting for stock options, beginning January 1, 2006, which will result in the recognition of compensation expense in the Consolidated Statements of Operations.

Note 2. American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which Standard Security and Madison Life cede a portion of their medical stop-loss, New York Statutory Disability ("DBL"), small group major medical, and short-term medical business. During the first and second quarter of 2005, the Company purchased 172,130 additional shares of AMIC common stock for $2,215,000, increasing its ownership in AMIC to 42% at June 30, 2005 compared to 40% at both December 31, 2004 and June 30, 2004.

The Company accounts for its investment in AMIC using the equity method of accounting. The carrying value of the Company's investment in AMIC, including goodwill of $3,361,000, was $36,616,000 at June 30, 2005, and its equity income was $509,000 and $986,000 for the three and six months ended June 30, 2005, respectively. The Company's equity income was $525,000 and $1,146,000 for the three months and six months ended June 30, 2004, respectively.

The Company ceded premiums to AMIC of $14,504,000 and $11,994,000 for the three months ended June 30, 2005 and 2004, respectively, and $26,981,000 and $22,155,000 for the six months ended June 30, 2005 and 2004, respectively. Standard Security earned $63,000 and $54,000 for the three months ended June 30, 2005 and 2004, respectively, and $124,000 and $110,000 for the six months ended June 30, 2005 and 2004, respectively, from its service agreement with Independence American Insurance Company (a subsidiary of AMIC). The Company earned $76,000 and $82,000 for the three months ended June 30, 2005 and 2004, respectively, and $182,000 and $159,000 for the six months ended June 30, 2005 and 2004, respectively, from its service agreement with AMIC.

Note 3. Income Per Common Share

Included in the diluted income per share calculations are 284,000 and 343,000 shares for the three months ended June 30, 2005 and 2004, respectively, and 293,000 and 319,000 shares for the six months ended June 30, 2005 and 2004, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

Note 4. Investments

The following tables summarize, for all securities in an unrealized loss position at June 30, 2005 and December 31, 2004, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:
	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2005	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$95,254	$1,227	$42,758	$3,277	$138,012	$4,504
CMOs and ABS (1)	33,142	541	42,560	1,169	75,702	1,710
US Government and
agencies	9,440	21	21,986	88	31,426	109
Agency MBS (2)	18,053	59	2	-	18,055	59
GSE (3)	42,659	480	-	-	42,659	480
States and political
subdivisions	13,849	111	-	-	13,849	111
Total fixed
maturities	212,397	2,439	107,306	4,534	319,703	6,973
Common stock	540	84	97	10	637	94
Preferred stock	29,670	663	-	-	29,670	663
Total temporarily
impaired securities	$242,607	$3,186	$107,403	$4,544	$350,010	$7,730

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

Substantially all of the unrealized losses at June 30, 2005 and December 31, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at June 30, 2005 and December 31, 2004. At June 30, 2005 and December 31, 2004, a total of 57 and 63 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 20 and 6 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2005 and December 31, 2004.

Note 5. Income Taxes

The provision for income taxes shown in the Consolidated Statements of Operations was computed based on the Company's estimate of the effective tax rate expected to be applicable for the current tax year.

The deferred income tax expense for the six months ended June 30, 2005 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $1,719,000, representing the change to a net deferred tax liability of $608,000 at June 30, 2005 versus a net deferred asset of $1,111,000 at December 31, 2004.

Note 6. Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $2,511,000 and $2,503,000 for the six months ended June 30, 2005 and 2004, respectively. Cash payments for interest were $1,729,000 and $832,000 for the six months ended June 30, 2005 and 2004, respectively.

Note 7. Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs) and a cash flow hedge which are reported directly in stockholders' equity. Comprehensive income (loss) for the three months and six months ended June 30, 2005 and 2004 is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)

Net income	$5,866	$5,550	$11,618	$11,050
Unrealized gains (losses):
Securities available-for-sale	8,495	(14,143)	3,029	(9,192)
Cash flow hedge	(37)	(201)	72	309
Comprehensive income (loss)	$14,324	$(8,794)	$14,719	$2,167

Note 8. Acquisition of Subsidiary

On January 5, 2005, Strategic Health Associates Inc. ("SHA") acquired a 100% interest in Health Plan Administrators, Inc. ("HPA"), an administrator of short-term and temporary medical insurance products based in Rockford, Illinois and Tampa, Florida, for $12 million cash. IHC owns 80% of SHA with the remainder owned by Insurers Administrative Corporation ("IAC"), a leading individual and group health insurance administrator. Beginning in the first quarter of 2005, HPA offered short-term medical insurance in certain jurisdictions through Standard Security.

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

Note 9. Purchases of Policy Blocks

The Company has grown its life and annuity business primarily through acquisitions of blocks of business. Effective June 9, 2005, IHC acquired a block of life insurance policies with approximately $120 million in reserves, consisting of approximately $77 million of traditional life reserves, approximately $40 million of universal life and interest sensitive life reserves and approximately $3 million of other reserves. In the second quarter of 2004, IHC acquired a block of individual annuity policies through an assumption reinsurance agreement.

A summary of the amounts recorded by the Company as of the effective dates is as follows:
	2005	2004
	(In thousands)

Liabilities:
Insurance reserves - life	$76,791	$-
Funds on deposit	40,419	26,585
Other policyholders' funds	2,573	-
Other	224	-

	120,007	26,585

Non-cash assets:
Other investments (policy loans)	10,539	-
Deferred acquisition costs	14,183	800
Due and unpaid premiums	2,158	-
Due from reinsurers	3,844	-
	30,724	800
Cash received	$89,283	$25,785

Note 10. Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Certain allocations of items within segments have been reclassified in the 2004 information to reflect how management analyzes these segments currently. Information by business segment for the three months and six months ended June 30, 2005 and 2004 is presented below:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Revenues:
Medical stop-loss	$33,785	$26,763	$65,032	$50,024
Strategic health	3,732	-	8,082	-
Group disability, life, annuities and DBL	12,674	12,118	24,625	23,555
Individual life, annuities and other	12,128	12,817	24,332	23,826
Credit life and disability	5,542	5,387	10,907	10,360
Corporate	285	603	593	1,460
	68,146	57,688	133,571	109,225
Net realized and unrealized gains	836	425	1,084	1,320
	$68,982	$58,113	$134,655	$110,545

Income (loss) before income taxes:
Medical stop-loss	$6,810	$4,958	$16,096	$10,564
Strategic health	(411)	-	(1,148)	-
Group disability, life, annuities and DBL	1,988	1,716	2,406	2,386
Individual life, annuities and other	1,132	2,140	2,083	4,196
Credit life and disability	111	945	343	893
Corporate	(972)	(1,091)	(1,517)	(1,261)
	8,658	8,668	18,263	16,778
Interest expense	(865)	(502)	(1,710)	(1,062)
Net realized and unrealized gains	836	425	1,084	1,320
	$8,629	$8,591	$17,637	$17,036

Note 11. New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company's adoption of SFAS No. 154 is not expected to affect its financial condition or results of operations.

On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which delayed the effective date of the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. As originally issued, EITF Issue No. 03-1 provided guidance for evaluating whether an investment is other-than-temporarily impaired and was to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). On June 29, 2005, the FASB directed its staff to issue Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments," which will supersede EITF Issue No. 03-1 and be effective for impairment analyses conducted in periods beginning after September 15, 2005. Staff Position No. FAS 115-1 will replace the guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary impairments and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the investment has not be made. The Company does not expect that the issuance of Staff Position No. FAS 115-1 will have a material effect on its financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties; eliminates the ability to account for share-based compensation transactions using APB 25; and requires that the compensation costs relating to such transactions be recognized in the statement of operations. In accordance with a rule issued by the Securities and Exchange Commission in April 2005, the compliance date for SFAS 123(R) is now the beginning of the first fiscal year beginning after June 15, 2005 and, therefore, the Company will adopt SFAS 123(R) on January 1, 2006, as required. SFAS 123(R) applies to all awards granted after the adoption date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the required adoption date, compensation expense will be recognized for the portion of outstanding awards for which the requisite service (vesting) has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The impact of adoption cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure included in Note 1(D).

Note 12. Subsequent Event

On July 1, 2005, the Company, through its 80% owned subsidiary SHA, acquired a 75% interest in GroupLink, Inc. ("GroupLink"), an administrator of dental benefits based in Indianapolis, Indiana and its wholly-owned subsidiary, GroupLink Reinsurance Ltd., for $1.875 million in cash. A member of GroupLink's current management will continue to own the remaining 25% interest. Starting in the fourth quarter of 2005, it is anticipated that GroupLink will begin offering dental insurance in certain jurisdictions through Standard Security and Madison Life. GroupLink Reinsurance Ltd. solely reinsures dental business produced by GroupLink, Inc.

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

Overview

Since its inception the Company has been a life and health insurance holding company. In recent years, IHC has been primarily engaged in health insurance throughout the United States as a leader in the medical stop-loss market nationally and in niche health products, including short-term medical, high-deductible small group major medical and specialized long-term and short-term disability products. In addition, IHC has grown its life and annuity business primarily through acquisitions of blocks of business. The Company operates through (i) its two insurance carriers (Standard Security and Madison Life), (ii) its 42% ownership interest in American Independence Corp. ("AMIC"), which owns medical stop-loss managing general underwriters ("MGUs") and Independence American Insurance Company; and (iii) its other MGUs, third party administrators, and marketing affiliates. Through its ownership of AMIC and other MGUs, IHC controls approximately 71% of the production sources for its core medical stop-loss business, while maintaining profitability through disciplined underwriting. Through its ownership of Health Plan Administrators Inc. ("HPA"), IHC controls the distribution of its short-term medical products. Through its ownership interest in CA Insurance Services ("CA Services") and its contractual relationship with Insurers Administrative Corporation ("IAC"), the Company controls the distribution of its group major medical products. Through its ownership, as of July 1, 2005, of GroupLink, Inc. ("GroupLink") the Company controls the distribution of its dental and vision products. IHC also writes group disability/DBL, group life and annuities, individual life and annuities, credit life and disability and vision. These lines of business are targeted to niche markets. The majority of group life and disability business is focused in the upper Midwest school and public entity markets. The DBL business is written in New York State and administered through Standard Security's web-based back office. Individual life and annuities are written under a nation-wide program for volunteer emergency service, military and civilian government personnel. The credit life and disability business is marketed through a select group of producers. In addition, the Company's acquisition group assesses opportunities to acquire blocks of business based on the amount of reserves transferred and current interest rates.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model. Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, major medical, short-term medical, dental, vision, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. Finally, management focuses on managing the costs of IHC's operations, which contributes to the Company's consistent profitability.

The following is a summary of key performance information and events for the three months and six months ended June 30, 2005:

  Net income of $5.9 million and $11.6 million ($.41 and $.82 per share, diluted); 5.7% and 5.1% increase from the three and six months ended June 30, 2004, respectively;

  Revenues of $69.0 million and $134.7 million; 18.7% and 21.8% increase from the three and six months ended June 30, 2004, respectively;

  Gross premiums in the medical stop-loss line of business have decreased 6.9% due to stricter underwriting guidelines and a continuing generally "soft" market;

  Assets of $1.1 billion; 15.8% increase from December 31, 2004;

  Book value of $14.32 per share; 6.9% increase from December 31, 2004;

  Generated consolidated investment yields of 4.9% and 5.0% in the three and six months ended June 30, 2005, respectively as compared to 6.7% and 6.4% in the three months and six months ended June 30, 2004, respectively;

  Investment portfolio continues to have an average AA rating and remains highly liquid;

  As of January 1, 2005, reinsured, on a 100% quota share basis, a $50 million block of group major medical policies administered by IAC. Received regulatory approval from New York and Maryland to assume the block; policies will be assumed upon receiving regulatory approval in the state the policy is issued;

  On January 5, 2005, acquired HPA, a Third Party Administrator that specializes in short-term and temporary medical insurance products, which had a block of $23 million in 2004;

  On March 1, 2005, acquired a 30% interest in CA Services, which will telemarket group major medical and other products for Madison Life;

  Effective June 9, 2005, acquired a $120 million block of life and annuity policies;

  Announced the appointment of a new MGU expected to generate at least $15 million of annualized employer stop-loss premium;

  Madison Life's rating of A- (Excellent) affirmed by A.M. Best;

  Standard Security's rating of A (Excellent) affirmed by A.M. Best;

  Approved to write short-term medical in 36 states, with 13 additional states pending;
  Initiated filing of group major medical in 34 states and dental and vision in 43 states; and

  On July 1, 2005, acquired GroupLink, an administrator of dental benefits.

As disclosed in the Company's 2004 Form 10-K, Madison Life and Independence American entered into a reinsurance agreement to protect Independence American against certain losses from medical stop-loss business occurring during the period from January 1, 2005 to December 31, 2005. Subsequent to the filing of the Company's Form 10-K, the parties mutually agreed to terminate the agreement as of its effective date of January 1, 2005. The parties made this determination after considering the development of Independence American's block of medical stop-loss business to date.

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

Premium Revenue Recognition and Policy Charges

Life

Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due.

Annuities and interest-sensitive life contracts, such as universal life and interest sensitive whole life, are contracts whose terms are not fixed and guaranteed. Premiums from these policies are reported as funds on deposit. Policy charges consist of fees assessed against the policyholder for cost of insurance (mortality risk), policy administration and early surrender. These revenues are recognized when assessed against the policyholder account balance.

Policies that do not subject the Company to significant risk arising from mortality or morbidity are considered investment contracts. Deposits received for such contracts are reported as other policyholder funds. Policy charges for investment contracts consist of fees assessed against the policyholder account for maintenance, administration and surrender of the policy prior to contractually specified dates, and are recognized when assessed against the policyholder account balance.

Health

Premiums from short-duration medical insurance contracts are intended to cover expected claim costs resulting from insured events that occur during a fixed period of short duration. The Company has the ability to cancel the annual contract or to revise the premium rates at the beginning of each annual contract period to cover future insured events. Insurance premiums from annual health contracts are collected monthly and are recognized as revenue evenly as insurance protection is provided.

Premiums related to long-term and short-term disability contracts are recognized on a pro rata basis over the applicable contract term.

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal, other fees and a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period. These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with GAAP. Many factors could affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company's reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company's results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments.

Insurance reserves differ for short-duration and long-duration insurance policies and for annuities. Reserves are based on approved actuarial methods, but necessarily include assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments.

All of the Company's short-duration contracts are generated from our accident and health business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period's claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Health

Liabilities for insurance reserves on certain short-term medical coverages, such as medical stop-loss, are computed using completion factors and expected loss ratios derived from actual historical premium and claim data. Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the time required to accumulate claims against the stop-loss deductible, unlike fully insured medical.

Reserves for fully insured medical business are established to provide for the liability for incurred but not paid claims.  Reserves are calculated using standard actuarial methods and practices.  Historical paid claim patterns are reviewed and estimated development factors applied to immature incurred months to calculate these reserves.

While these calculations are based on standard methodologies, they are estimates based on historical patterns.  To the extent that actual claim payment patterns differ from historical patterns, such estimated reserves may be redundant or inadequate.  The effects of such deviations are evaluated by considering claim backlog statistics and reviewing the reasonableness of projected claim ratios.  Other factors which may affect the accuracy of reserve estimates include the proportion of large claims which may take longer to adjudicate, changes in billing patterns by providers and changes in claim management practices such as hospital bill audits.

The Company's long term disability reserves are developed using actuarial principles and assumptions that consider, among other things, future offsets and recoveries, elimination periods, interest rates, probability of rehabilitation or mortality, incidence and termination rates based on the Company's experience. The loss reserve is made up of case reserves, incurred but not reported reserves, reopen reserves, and loss adjustment expense. Incurred but not reported and reopen reserves are calculated by a hind-sight study, which takes historical experience and develops the reserve as a percentage of premiums from prior years.

Life

For traditional life insurance products, the Company computes insurance reserves primarily using the net premium method based on anticipated investment yield, mortality, and withdrawals. These methods are widely used in the life insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates that could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change.

Policyholder funds represent interest-bearing liabilities arising from the sale of products, such as universal life, interest-sensitive life and annuities. Policyholder funds are comprised primarily of deposits received and interest credited to the benefit of the policyholder less surrenders and withdrawals, mortality charges and administrative expenses.

Interest Credited

Interest credited to policyholder funds represents interest accrued or paid on interest-sensitive life policies and investment policies. Amounts charged to operations (including interest credited and benefit claims incurred in excess of related policyholder account balances) are reported as insurance benefits, claims and reserves-life and annuity. Credit rates for certain annuities and interest-sensitive life policies are adjusted periodically by the Company to reflect current market conditions, subject to contractually guaranteed minimum rates.

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at June 30, 2005 and December 31, 2004. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

Deferred Acquisition Costs

Costs that vary with and are primarily related to acquiring insurance policies and investment type contracts are deferred and recorded as deferred policy acquisition costs ("DAC"). These costs are principally broker fees, agent commissions, and the purchase prices of acquired blocks of business. DAC is amortized to expense and reported separately in the Consolidated Statements of Operations.

Life

For traditional life insurance and other premium-paying policies, amortization of DAC is recognized over the life of the business and charged to expense in proportion to premium revenues. Assumptions used in the amortization of DAC are determined based upon the conditions as of the date of policy issue and are not generally revised during the life of the policy. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

For investment type contracts such as annuities and interest-sensitive life business, amortization of DAC is based on the present value of the estimated gross profits ("EGPs"), which consists of margins of mortality, investment interest spreads, and other expected revenues and expenses. Adjustments are made every quarter to reflect actual gross margins experienced. Once a year, the Company reviews the underlying assumptions that produced the prospective EGP's on a best-estimate basis. Prospective unlocking occurs only when the Company determines that the current assumptions underlying the EGP's are no longer a best-estimate for the future. Factors of the best-estimate that may lead to prospective unlocking are changes in actual versus expected mortality, persistency, investment interest spreads, or other sources of the EGP.

Health

For health insurance policies, amortization of DAC is recognized over the life of the business and charged to expense in proportion to premium revenues.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale or trading securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the accompanying Consolidated Statements of Operations for trading securities. The Company has approximately $8.0 million and $7.5 million in trading accounts at June 30, 2005 and December 31, 2004, respectively. Net realized gains and losses on investments are computed using the specific identification method and are reported in the accompanying Consolidated Statements of Operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying Consolidated Statements of Operations as net realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

Results of Operations for the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net income was $5.9 million, or $.41 per share, diluted, for the three months ended June 30, 2005 compared to $5.6 million, or $.39 per share, diluted, for the three months ended June 30, 2004. The Company's income before taxes was $8.6 million for both the three months ended June 30, 2005 and 2004. The Company had net realized and unrealized gains of $.8 million in the second quarter of 2005 compared to $.4 million in the second quarter of 2004. Income tax expense decreased $.3 million to $2.8 million in the second quarter of 2005, an effective rate of 32%, from $3.1 million in 2004, an effective rate of 35%, primarily reflecting the increase in tax advantaged securities in the portfolio. Information by business segment for the three months ended June 30, 2005 and 2004 is as follows:
					Benefits,	Amortization	Selling,
		Net		Fee and	Claims	of Deferred	General
	Premiums	Investment	Equity	Other	and	Acquisition	and
June 30, 2005	Earned	Income	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$31,602	714	509	960	17,444	-	9,531	$6,810
Strategic health	2,216	4	-	1,512	1,330	150	2,663	(411)
Group disability,
life, annuities
and DBL	10,402	2,179	-	93	6,750	39	3,897	1,988
Individual life,
annuities
and other	6,269	5,678	-	181	7,825	1,345	1,826	1,132
Credit life and
disability	5,292	227	-	23	2,438	1,139	1,854	111
Corporate	-	235	-	50	-	-	1,257	(972)
Sub total	$55,781	9,037	509	2,819	35,787	2,673	21,028	8,658
Realized and un-
realized gains								836
Interest expense								(865)
Income before
income taxes								8,629
Income taxes								2,763
Net income								$5,866

					Benefits,	Amortization	Selling,
		Net		Fee and	Claims	of Deferred	General
June 30, 2004	Premiums	Investment	Equity	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$25,347	427	525	464	15,771	-	6,034	4,958
Group disability,
life, annuities
and DBL	9,651	2,470	-	(3)	7,280	36	3,086	1,716
Individual life,
annuities and
other	5,376	7,597	-	(156)	6,968	1,703	2,006	2,140
Credit life and
disability	5,065	287	-	35	1,858	1,023	1,561	945
Corporate	-	502	-	101	-	-	1,694	(1,091)
Sub total	$45,439	11,283	525	441	31,877	2,762	14,381	8,668
Realized and un-
realized gains								425
Interest expense								(502)
Income before
income taxes								8,591
Income taxes								3,041
Net income								$5,550

Premiums Earned

Total premiums earned grew $10.3 million to $55.8 million in 2005 from $45.5 million in 2004. The increase is due to: (i) the Medical Stop-Loss segment which increased $6.3 million due to $5.8 million from increased retentions and $.5 million in premiums earned on an aggregate excess of loss retrocession reinsurance agreement ("Excess of Loss Agreement"), effective as of January 1, 2005, with a reinsurer for the prospective portion of its 2004 treaty year business; (ii) the new Strategic Health segment which had $2.2 million of premiums in the second quarter of 2005; (iii) the Individual and Other segment which increased $.9 million primarily from an increase in blanket accident and sickness policy premium, policy acquisitions of Ordinary Life blocks and growth in the military and civilian government employee division; (iv) an increase of $.7 million in the group segment due to an increase in retentions in group life and new business in group A&H, partially offset by a decrease in DBL due to the 20% reinsurance agreement with Independence American effective July 1, 2004; and (v) a $.2 million increase in the credit life and disability segment due to new business.

Net Realized and Unrealized Gains

The Company experienced an increase in realized and unrealized gains of $.4 million. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income decreased $2.2 million primarily due to a move toward higher grade securities which provide lower yields and municipal securities which also provide lower yields, but result in income tax advantaged earnings. In addition, the Company maintained a higher level of liquid assets which yield a lesser return. The annualized return on investments was 4.9% in the second quarter of 2005 versus 6.7% in the second quarter of 2004.

Equity Income

Equity income from AMIC was comparable to the second quarter of 2004, as lower income earned by AMIC was offset by an increase in IHC's ownership to 42% in the second quarter of 2005 from 40% a year ago.

MGU Fee Income and Other Income

MGU fee income increased $1.7 million due to the acquisitions of both Majestic and Health Plan Administrators ("HPA") in July 2004 and January 2005, respectively.

Total other income increased $.7 million primarily generated by the Stop-Loss line business.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $3.9 million. The increase is due to: (i) $1.7 million in the Medical Stop-Loss segment resulting from an increase in retention partially offset by a decrease in loss ratios in 2005 as compared to the prior year; (ii) an increase of $1.3 million in the Strategic Health segment for which there were no comparable results in 2004; (iii) a $.8 million increase in the individual and other segment due to higher losses on the assumed block of annuity and life business in run-off status, and higher losses on the ordinary life line due to the acquisition and (iv) an increase of $.6 million in the credit line due to increased premiums and high loss ratios. These increases were partially offset by a $.5 million decrease in the Group segment due to the previously mentioned DBL reinsurance agreement, partially offset by an increase in retentions in the Group Life line.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.1 million.

Interest Expense on Debt

Interest expense increased $.4 million primarily due to the issuance of $15.5 million of fixed rate junior subordinated debt during the fourth quarter of 2004. The Company has $38.2 million of fixed rate debt (including $25.7 million of junior subordinated debt) and $12.4 million of floating rate junior subordinated debt. The floating rate debt carried an interest rate of 7.0% in 2005 as compared to 5.0% in 2004.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $6.6 million in the second quarter of 2005 as compared to the second quarter of 2004. The increase is primarily due to (i) $2.7 million in expenses from subsidiaries acquired after the second quarter of 2004, including expenses associated with the commencement of the Strategic Health segment; (ii) a $3.5 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned; and (iii) $.4 million in other general expenses.

Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net income was $11.6 million, or $.82 per share, diluted, for the six months ended June 30, 2005 compared to $11.1 million, or $.77 per share, diluted, for the six months ended June 30, 2004. The Company's income before taxes increased $.6 million to $17.6 million for the six months ended June 30, 2005 from $17.0 million for the first six months of 2004. The Company had net realized and unrealized gains of $1.1 million in the first six months of 2005 compared to $1.3 million in the first six months of 2004. Income tax expense remained substantially unchanged at $6.0 million, an effective rate of 34% for the six months ended June 30, 2005, and an effective rate of 35% for the six months ended June 30, 2004, primarily reflecting the increase in tax advantaged securities in the portfolio. Information by business segment for the six months ended June 30, 2005 and 2004 is as follows:
					Benefits,	Amortization	Selling,
		Net		Fee and	Claims	of Deferred	General
	Premiums	Investment	Equity	Other	and	Acquisition	and
June 30, 2005	Earned	Income	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$56,740	2,098	986	5,208	33,470	-	15,466	$16,096
Strategic health	5,180	16	-	2,886	3,503	298	5,429	(1,148)
Group disability,
life, annuities
and DBL	20,203	4,211	-	211	14,606	75	7,538	2,406
Individual life,
annuities
and other	12,694	11,271	-	367	16,224	2,661	3,364	2,083
Credit life and
disability	10,392	447	-	68	4,645	2,290	3,629	343
Corporate	-	493	-	100	-	-	2,110	(1,517)
Sub total	$105,209	18,536	986	8,840	72,448	5,324	37,536	18,263
Realized and un-
realized gains								1,084
Interest expense								(1,710)
Income before
income taxes								17,637
Income taxes								6,019
Net income								$11,618

					Benefits,	Amortization	Selling,
		Net		Fee and	Claims	of Deferred	General
June 30, 2004	Premiums	Investment	Equity	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$47,187	1,180	1,146	511	29,440	-	10,020	$10,564
Group disability,
life, annuities
and DBL	18,960	4,466	-	129	14,357	67	6,745	2,386
Individual life,
annuities and
other	9,835	13,864	-	127	13,849	2,091	3,690	4,196
Credit life and
disability	9,794	520	-	46	4,162	1,983	3,322	893
Corporate	-	1,236	-	224	-	-	2,721	(1,261)
Sub total	$85,776	21,266	1,146	1,037	61,808	4,141	26,498	16,778
Realized and un-
realized gains								1,320
Interest expense								(1,062)
Income before
income taxes								17,036
Income taxes								5,986
Net income								$11,050

Premiums Earned

Total premiums earned grew $19.4 million to $105.2 million in 2005 from $85.8 million in 2004. The increase is due to: (i) the Medical Stop-Loss segment which increased $9.5 million due to $9.3 million of increased retentions and $.8 million in premiums earned on the previously mentioned Excess of Loss Agreement, partially offset by decreased premium of $.6 million from HMO Reinsurance and Provider Excess; (ii) the new Strategic Health segment which had $5.2 million of premiums in the first half of 2005; (iii) the Individual and Other segment which increased $2.8 million comprised of an increase in retention in blanket accident and sickness policies, an increase in the Ordinary Life line primarily due to acquisitions and growth in the military and civilian government employee division; (iv) the Credit segment which increased $.6 million; and (v) a $1.3 million increase in the group line due to a $3.0 million increase in group LTD and group life, partially offset by a $1.7 million decrease in DBL due to the 20% reinsurance agreement with Independence American as of July 1, 2004.

Net Realized and Unrealized Gains

The Company experienced a decrease in realized and unrealized gains of $.2 million. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income decreased $2.7 million primarily due to a move toward higher grade securities which provide lower yields and municipal securities which also provide lower yields, but result in income tax advantaged earnings. In addition, the Company maintained a higher level of liquid assets which yield a lesser return. The annualized return on investments was 5.0% for the six months ended June 30, 2005 versus 6.4% for the comparable period of 2004.

Equity Income

Equity income from AMIC decreased $.2 million due to a decrease in earnings of AMIC, partially offset by an increase in IHC's ownership to 42% at June 30, 2005.

MGU Fee Income and Other Income

MGU fee income increased $3.9 million due to the acquisitions of Majestic and HPA in July 2004 and January 2005, respectively.

Total other income increased $3.9 million due primarily to (i) a $2.1 million increase from a commutation agreement, pursuant to which, effective as of January 1, 2005, the reinsurer will return 94% of the net premium collected to date with respect to the 2003 Medical Stop-Loss business ceded to such reinsurer, and the Company will release most future liabilities of such reinsurer with respect to such business; (ii) a $1.4 million increase from the Excess of Loss Agreement related to the expired portion of the 2004 treaty year business; and (iii) $.4 million generated primarily from the Stop-Loss business.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $10.6 million. The increase is due to: (i) $4.0 million in the Medical Stop-Loss segment primarily resulting from an increase in retention in 2005; (ii) an increase of $3.5 million in the Strategic Health segment which was not formed until after the third quarter of 2004; (iii) a $2.4 million increase in the individual and other segment due to higher losses on the assumed block of annuity and life business in run-off status, and losses on the ordinary life line due to acquisitions; (iv) a $.5 million increase in credit claims and reserves due to the increase in premiums; and (v) an increase of $.2 million in the Group segment due to increased claims experience in the GTL line, and increased business in the Group A&H lines, partially offset by lower loss ratios in the LTD line and lower reserves in the DBL line due to the 20% coinsurance agreement previously mentioned.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $1.2 million due to amortization of expenses related to the new Strategic Health business and acquisitions of policy blocks.

Interest Expense on Debt

Interest expense increased $.6 million primarily due to the issuance of $15.5 million of fixed rate subordinated debt during the fourth quarter of 2004. The Company has $12.4 million of floating rate junior subordinated debt which carried an interest rate of 6.7% in 2005 as compared to 5.1% in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.0 million due to (i) $5.4 million in commissions and other general expenses in the Medical Stop-Loss line of business which corresponds with the increase in premiums; (ii) $5.4 million in consulting and general expenses associated with the HPA and Majestic acquisitions; and (iii) $.2 million in other expenses.

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

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 90.0% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at June 30, 2005. Also at such date, approximately 96.5% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2005, approximately 3.5% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at June 30, 2005.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the six months ended June 30, 2005, the Company did not record any losses for other than temporary impairments. For the six months ended June 30, 2004, the Company recorded a realized loss for other than temporary impairments of $0.6 million related to certain interest only securities ("IO Securities") resulting from expected prepayment of the mortgage obligations underlying the IO Securities due to falling interest rates. At June 30, 2005, the Company had a negligible amount invested in IO Securities.

The Company's gross unrealized losses on fixed maturities totaled $7.0 million at June 30, 2005. Substantially all of these securities were investment grade. The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2005. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss.

Balance Sheet

Total investments increased $93.8 million to $816.0 million at June 30, 2005. The increase is primarily due to the investment of the cash received in an acquisition of a block of life and annuity policies effective June 9, 2005. Total stockholders' equity increased $10.3 million to $199.2 million at June 30, 2005, primarily due to $11.6 million in net income for the six months ended June 30, 2005 and a $3.1 million increase in net unrealized gains on fixed maturity investments, partially offset by net repurchases of the Company's common stock.

The Company had net receivables from reinsurers of $109.6 million at June 30, 2005. Substantially all of the business ceded to such reinsurers is of short duration. All of these receivables are either due either from its affiliate, Independence American Insurance Company, highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at June 30, 2005. As of June 30, 2005, the balance due from Independence American was $13.8 million.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments, marketable securities and partnership interests) amounted to $30.0 million at June 30, 2005.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held-to-maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a $3.1 million increase in unrealized gains on securities available-for-sale, net of deferred taxes and deferred policy acquisition costs, in accumulated other comprehensive income (loss), reflecting net unrealized gains of $1.1 million at June 30, 2005 compared to net unrealized losses of $2.0 million at December 31, 2004. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures. However, the portfolio will always have interest rate exposure given the matching of its liabilities, and therefore portfolio valuations will fluctuate with market interest rates.

The Company's contractual obligations and their expected maturities at June 30, 2005 are not materially different from the schedule of such obligations at December 31, 2004 which was included in Item 7 of the Company's Annual Report on Form 10-K.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In June 2004, the Board of Directors authorized an additional 450,000 shares to be repurchased under the 1991 plan. As of June 30, 2005, 159,837 shares were still authorized to be repurchased under the plan.
2005			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	100,000	$18.54	320,037
February	-	-	320,037
March	44,400	18.07	275,637
April	53,600	18.10	222,037
May	46,000	18,10	176,037
June	16,200	17.60	159,837

OUTLOOK

The Company continues to anticipate favorable operating performance in 2005. During the first six months of this year, IHC advanced its new strategic health initiatives, appointed a new Medical Stop-Loss MGU to increase distribution while implementing stricter underwriting guidelines in order to improve profitability, and completed a significant block acquisition.

Standard Life has received approval to assume, as of January 1, 2005, a $50 million block of employer-sponsored group major medical business, and is currently awaiting approval of the assumption certificates in certain states. IHC has already begun distributing this product in several states through distribution sources including CA Services, in which the Company has an equity interest. Ultimately, IHC anticipates marketing this product in 36 states. As a result of its acquisition of Health Plan Administrators ("HPA"), IHC has begun writing short-term medical in 36 states, and hopes to have this product approved in 46 states by January 2006. In addition to HPA's distribution sources, some of the Company's Medical Stop-Loss MGUs will market this product through their distribution channels. As a consequence of its acquisition of GroupLink, Inc. the Company will significantly enlarge its dental and vision business through the filing of new products in 43 states. Previously, dental and vision was only written as a rider to a health insurance policy. Finally, IHC will begin filing a limited medical policy in selected states, which the Company expects to begin marketing in the first quarter of 2006.

With respect to its core business of Medical Stop-Loss, the Company has experienced a decrease in gross premiums due to its tightened underwriting guidelines, but has increased net premiums due to its increased retention percentage. The Company increased its average retention on Medical Stop-Loss written by Standard Life and Madison Life from 30% to 34% from 2003 to 2004 and to 41% and 46.3% for the six months and three months ended June 30, 2005, respectively. In 2004, approximately 71% of the Company's Medical Stop-Loss business was underwritten by MGUs in which the Company or its affiliates have significant equity interests. The Company anticipates that these MGUs will continue to contribute a high percentage of the Insurance Group's premiums in the Medical Stop-Loss line of business in 2005. IHC appointed a new MGU, which is expected to partially offset the decrease in gross written premiums. The Medical Stop-Loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003, and less favorable conditions continued through 2004 and has remained "soft" in 2005. Despite these market conditions, the Company produced profitable results in 2003 and 2004, and expects continued profitability in 2005. As a result of these market conditions, the rate IHC is able to charge for Medical Stop-Loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces IHC's overall risk exposure. The Company remains optimistic that it will continue to produce profitable results, however, its ability to grow the Medical Stop-Loss line in the balance of 2005 may be somewhat limited. IHC's new lines of business (major medical, short-term medical, dental and vision) are less volatile than Medical Stop-Loss. The Company is optimistic that these lines will yield profitable results while producing significant growth.

The Company's acquisitions group closed its most significant transaction since 1999 with the acquisition of a block of life insurance policies with approximately $120 million of reserves, consisting of approximately $77 million of traditional life reserves, approximately $40 million of universal life and interest sensitive life reserves and approximately $3 million of other reserves. Madison National Life will be adding about 50,000 new policyholders with this acquisition.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2005 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2004 included in Item 7 of the Company's Annual Report on Form 10-K. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies were issued by liquidated companies and therefore tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

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

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its financial condition or cash flows, although there could be such an effect on its results of operations for a particular period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 17, 2005, the following 7 nominees were re-elected for one-year terms on the Board of Directors:

Larry R. Graber, Allan C. Kirkman, Steven B. Lapin, Edward Netter, Robert P. Ross, Jr., James G. Tatum and Roy T.K. Thung.

The vote on the election of the above nominees was:

For: At least 13,021,463 shares

Against: No more than 338,233 shares

The appointment of KPMG LLP as the Company's independent registered public accounting firm for 2005 was ratified by a vote of 13,304,457 shares, 49,820 shares against, and 5,419 shares abstaining. There were no broker non-votes.

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                                                                             Date:     August 9, 2005

Roy T.K. Thung

Chief Executive Officer and President

By: /s/Teresa A. Herbert                                                                                          Date:     August 9, 2005

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer