Form 10-Q
period 2005-09-30
INDEPENDENCE HOLDING CO
filed 2005-11-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]   No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

Class	Outstanding at November 9, 2005
Common stock, $ 1.00 par value	14,134,399 Shares

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
September 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Operations -
Three Months and Nine Months Ended September 30, 2005 and 2004	4
(unaudited)

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2005 and 2004 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition	14
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

Copies of the Company’s SEC filings can be found on its website at www.independenceholding.com

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS:
Investments:
Short-term investments	$9,129	$21,470
Securities purchased under agreements to resell	15,903	93,544
Fixed maturities	682,093	546,384
Equity securities	59,755	12,099
Other investments	55,288	48,679

Total investments	822,168	722,176

Cash and cash equivalents	10,592	13,196
Due from securities brokers	5,061	4,795
Investment in American Independence Corp. ("AMIC")	38,157	30,626
Deferred acquisition costs	58,865	37,386
Due and unpaid premiums	11,291	7,100
Due from reinsurers	109,681	121,987
Notes and other receivables	11,037	7,172
Goodwill	17,082	5,901
Other assets	25,851	18,154

Total assets	$1,109,785	$968,493

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$153,579	$166,087
Insurance reserves-life and annuity	258,260	171,365
Funds on deposit	360,819	308,465
Unearned premiums	19,547	17,468
Policy claims-life	6,968	6,590
Policy claims-health	3,303	2,495
Other policyholders' funds	11,805	8,859
Due to securities brokers	13,051	14,760
Due to reinsurers	8,074	9,540
Accounts payable, accruals and other liabilities	24,335	23,365
Debt	12,500	12,500
Junior subordinated debt securities	38,146	38,146

Total liabilities	910,387	779,640

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
14,235,066 shares issued; 14,134,399 and 14,102,766
shares outstanding, respectively	14,235	14,235
Paid-in capital	77,205	78,033
Accumulated other comprehensive (loss)	(7,249)	(1,976)
Treasury stock, at cost; 100,667 and 132,300 shares,
respectively	(1,789)	(2,376)
Retained earnings	116,996	100,937

Total stockholders' equity	199,398	188,853

Total liabilities and stockholders' equity	$1,109,785	$968,493

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005		2004	2005	2004

REVENUES:
Premiums earned:
Health	$52,130		$35,399	$138,328	$105,392
Life and annuity	10,561		8,400	29,572	24,183
Net investment income	10,928		11,514	29,464	32,780
Net realized and unrealized gains	994		941	2,078	2,261
Equity income from AMIC	478		665	1,464	1,811
MGU fee income	2,933		1,316	7,262	1,700
Other income	411		437	4,922	1,090
	78,435		58,672	213,090	169,217

EXPENSES:
Insurance benefits, claims and reserves:
Health	34,072		22,052	85,396	66,136
Life and annuity	11,923		10,474	33,047	28,198
Amortization of deferred acquisition
costs	2,442		1,511	7,766	5,652
Interest, expense on debt	883		526	2,593	1,588
Selling, general and administrative
expenses	21,982		15,636	59,518	42,134

	71,302		50,199	188,320	143,708

Income before income taxes	7,133		8,473	24,770	25,509
Income tax expense	2,345		2,927	8,364	8,913

Net income	$4,788		$5,546	$16,406	$16,596

Basic income per common share	$.34	$	. 39	$1.17	$1.18

Weighted average shares outstanding	14,019		14,186	13,981	14,036

Diluted income per common share	$.34		$.38	$1.15	$1.16

Weighted average diluted shares outstanding	14,286		14,532	14,255	14,359

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,406	$16,596
Adjustments to reconcile net income to net cash from
operating activities:
Amortization of deferred acquisition costs	7,766	5,652
Net realized and unrealized gains	(2,078)	(2,261)
Equity income from AMIC	(1,464)	(1,811)
Depreciation and amortization	1,537	729
Deferred tax expense	5,058	2,536
Other	(1,401)	(621)
Changes in assets and liabilities:
Net sales of trading securities	434	631
Change in insurance liabilities	(3,618)	(2,727)
Additions to deferred acquisition costs	(13,595)	(7,581)
Change in net amounts due from and to reinsurers	14,684	8,565
Change in income tax liability	798	2,398
Change in due and unpaid premiums	(2,033)	(276)
Other	(6,159)	(4,245)

Net cash from operating activities	16,335	17,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(1,975)	26,220
Net proceeds of short-term investments	12,434	604
Net sales of securities under resale and repurchase agreements	77,641	(44,560)
Sales of equity securities	7,553	17,377
Purchases of equity securities	(54,419)	(14,347)
Sales of fixed maturities	637,572	907,648
Maturities of fixed maturities	1,300	4,000
Purchases of fixed maturities	(783,160)	(993,928)
Proceeds of sales of other investments	6,273	2,052
Additional investments in other investments, net of distributions	(703)	(1,795)
Cash received in purchases of policy blocks	90,970	25,785
Purchase of subsidiaries, net of cash received	(12,049)	(1,540)
Investment in AMIC	(4,749)	(1,464)
Change in notes and other receivables	(2,238)	5,318
Other	(2,593)	(2,007)

Net cash from investing activities	(28,143)	(70,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(5,624)	(3,765)
Exercises of common stock options	653	2,046
Proceeds of investment-type insurance contracts	14,875	13,389
Dividends paid	(700)	(746)

Net cash from financing activities	9,204	10,924

Decrease in cash and cash equivalents	(2,604)	(42,128)
Cash and cash equivalents, beginning of year	13,196	60,547

Cash and cash equivalents, end of period	$10,592	$18,419

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company ("IHC") is a holding company principally engaged in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security") and Madison National Life Insurance Company, Inc. ("Madison Life") and their subsidiaries (collectively, the "Insurance Group"), and an approximately 48% equity interest in the common stock of American Independence Corp. ("AMIC") at September 30, 2005. IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 58% of IHC's outstanding common stock at September 30, 2005.

(B)

Principles of Consolidation and Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. IHC’s annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be anticipated for the entire year.

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

SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the fair value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for stock appreciation rights ("SARs") is recognized over the service period of the award under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the three months and nine months ended September 30, 2005 and 2004 would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$4,788	$5,546	$16,406	$16,596
Add SAR expense included in reported net income,
net of tax	-	-	-	153
Deduct SAR and stock option expense under
SFAS No. 123, net of tax	(155)	(152)	(495)	(637)
Pro forma net income	$4,633	$5,394	$15,911	$16,112

Basic income per common share:
As reported	$.34	$.39	$1.17	$1.18
Pro forma	$.33	$.38	$1.14	$1.15

Diluted income per common share:
As reported	$.34	$.38	$1.15	$1.16
Pro forma	$.32	$.37	$1.12	$1.12

Tax benefits of $102,000 and $101,000 were reflected in the pro forma expense under SFAS No. 123 for the three months ended September 30, 2005 and 2004, respectively, and $328,000 and $321,000 for the nine months ended September 30, 2005 and 2004, respectively.

As discussed in Note 11, the Company is required to adopt a fair-value-based method of accounting for stock options, beginning January 1, 2006, which will result in the recognition of compensation expense in the Consolidated Statements of Operations.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which Standard Security and Madison Life cede a portion of their Medical Stop-Loss, New York Statutory Disability (“DBL”), small group major medical, and short-term medical ("STM") business. During the first nine months of 2005, the Company purchased 667,085 additional shares of AMIC common stock, increasing its ownership in AMIC to approximately 48% at September 30, 2005 compared to 40% at both December 31, 2004 and September 30, 2004. In these transactions, 368,183 shares of AMIC common stock were purchased for $4,749,000 cash, and the remaining 298,902 shares of AMIC common stock were purchased by the issuance from treasury of 239,122 shares of IHC common stock (the "Shares"). The Shares were issued at a fair value of $17.50 per share  (representing the approximate market price at the time of negotiations) in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as private placements of unregistered securities under Section 4(2) thereof. Accordingly, the Shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the Shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the Securities and Exchange Commission or under an exemption from the registration requirements of the Securities Act.

The Company accounts for its investment in AMIC using the equity method of accounting. The carrying value of the Company's investment in AMIC, including goodwill of $5,442,000, was $43,599,000 at September 30, 2005 ($33,334,000 at December 31, 2004 including goodwill of $2,708,000). The Company's equity income from AMIC was $478,000 and $1,464,000 for the three and nine months ended September 30, 2005, respectively, and $665,000 and $1,811,000 for the three and nine months ended September 30, 2004, respectively.

IHC and its subsidiaries earned $136,000 for each of the three months ended September 30, 2005 and 2004, and $442,000 and $404,000 for the nine months ended September 30, 2005 and 2004, respectively, from service agreements with AMIC and its subsidiaries.  These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

The Company ceded premiums to AMIC of $14,417,000 and $14,108,000 for the three months ended September 30, 2005 and 2004, respectively, and $41,398,000 and $36,263,000 for the nine months ended September 30, 2005 and 2004, respectively. Additionally, the AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded net commission expense of $1,581,000 and $1,213,000 for the three months ended September 30, 2005 and 2004, respectively, and $4,060,000 and $3,414,000 for the nine months ended September 30, 2005 and 2004, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Consolidated Balance Sheets at September 30, 2005 and December 31, 2004, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers - $12,931,000 and $14,873,000; Other assets - $8,543,000 and $4,996,000; and Other liabilities - $557,000 and $2,109,000.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations are 267,000 and 346,000 shares for the three months ended September 30, 2005 and 2004, respectively, and 274,000 and 323,000 shares for the nine months ended September 30, 2005 and 2004, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

Note 4.

Investments

The following tables summarize, for all securities in an unrealized loss position at September 30, 2005 and December 31, 2004, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2005	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$250,422	$5,870	$50,025	$3,234	$300,447	$9,104
CMOs and ABS (1)	54,499	550	36,976	1,384	91,475	1,934
US Government and
agencies	39,269	655	21,859	728	61,128	1,383
Agency MBS (2)	21,819	242	4,226	63	26,045	305
GSE (3)	54,681	666	6,543	403	61,224	1,069
States and political
subdivisions	80,382	870	-	-	80,382	870
Total fixed
maturities	501,072	8,853	119,629	5,812	620,701	14,665
Common stock	544	83	62	23	606	106
Preferred stock	24,493	434	812	4	25,305	438
Total temporarily
impaired securities	$526,109	$9,370	$120,503	$5,839	$646,612	$15,209

(1)

Collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

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

Substantially all of the unrealized losses at September 30, 2005 and December 31, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2005 and December 31, 2004. At September 30, 2005 and December 31, 2004, a total of 129 and 63 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 23 and 6 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2005 and December 31, 2004.

Note 5.

Income Taxes

The provision for income taxes shown in the Consolidated Statements of Operations was computed based on the Company's estimate of the effective tax rate expected to be applicable for the current tax year.

The deferred income tax benefit for the nine months ended September 30, 2005 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $2,925,000, representing the increase in the related net deferred tax asset to $4,036,000 at September 30, 2005 from   $1,111,000 at December 31, 2004.

Note 6.

Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $2,526,000 and $4,003,000 for the nine months ended September 30, 2005 and 2004, respectively. Cash payments for interest were $2,544,000 and $1,307,000 for the nine months ended September 30, 2005 and 2004, respectively.

Note 7.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs) and a cash flow hedge which are reported directly in stockholders' equity. The comprehensive income (loss) for the three months and nine months ended September 30, 2005 and 2004 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Net income	$4,788	$5,546	$16,406	$16,596
Unrealized (losses) gains:
Securities available-for-sale	(8,407)	6,298	(5,378)	(2,895)
Cash flow hedge	33	(295)	105	15
Comprehensive (loss) income	$(3,586)	$11,549	$11,133	$13,716

Note 8.

Acquisition of Subsidiaries

On January 5, 2005, Strategic Health Associates Inc. (“SHA”) acquired a 100% interest in Health Plan Administrators, Inc. (“HPA”), an administrator of STM products based in Rockford, Illinois and Tampa, Florida, for $12 million cash. IHC owns 80% of SHA with the remainder owned by a leading individual and group health insurance administrator that is not affiliated with the Company. During 2005, HPA began offering STM in most jurisdictions through Standard Security, Madison Life and Independence American.

Through its ownership of SHA, IHC acquired its interest in HPA for $10,200,000, which includes $600,000 of direct costs associated with the acquisition. In addition, IHC loaned $1,800,000 to the minority owner of SHA in the form of a note receivable to fund its portion of the acquisition. The loan has a 5% interest rate and is due in nine equal annual installments commencing January 3, 2006. IHC recorded $7,071,000 of goodwill and $2,960,000 of other intangible assets in connection with the acquisition.

On July 1, 2005, SHA acquired a 75% interest in GroupLink, Inc. ("GroupLink"), an administrator of dental benefits based in Indianapolis, Indiana and its wholly-owned subsidiary, GroupLink Reinsurance Ltd. ("GL Re"). A member of GroupLink's current senior management will continue to own the remaining 25% interest. Through its ownership of SHA, IHC acquired its interest in GroupLink for $1,988,000 which includes $488,000 of direct costs associated with the acquisition. IHC recorded $1,376,000 of goodwill and $330,000 of other intangible assets in connection with the acquisition. Starting in the fourth quarter of 2005, GroupLink will begin offering dental insurance in certain jurisdictions through Standard Security and Madison Life. GL Re solely reinsures dental business produced by GroupLink, Inc.

Note 9.

Acquisitions of Policy Blocks

The Company has grown its life and annuity business primarily through acquisitions of blocks of business. In the second quarter of 2004, IHC acquired a block of individual annuity policies through an assumption reinsurance agreement. Effective June 9, 2005, IHC acquired a block of life insurance policies with approximately $120 million in reserves, consisting of $76,791,000 of traditional life reserves, $40,419,000 of universal life and interest sensitive life reserves and $2,797,000 of other reserves. Effective September 1, 2005, IHC acquired a block of individual accident and health claims through an assumption reinsurance agreement with $1,687,000 of health reserves.

A summary of the amounts recorded by the Company as of the effective dates is as follows:

	2005	2004
	(In thousands)

Liabilities:
Insurance reserves - life	$76,791	$-
Insurance reserves - health	1,687	-
Funds on deposit	40,419	26,585
Other policyholders' funds	2,573	-
Other	224	-

	121,694	26,585

Non-cash assets:
Other investments (policy loans)	10,539	-
Deferred acquisition costs	14,183	800
Due and unpaid premiums	2,158	-
Due from reinsurers	3,844	-
	30,724	800
Cash received	$90,970	$25,785

Note 10.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Certain allocations of items within segments have been reclassified in the 2004 information to reflect how management analyzes these segments currently. Information by business segment for the three months and nine months ended September 30, 2005 and 2004 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Revenues:
Medical stop-loss	$38,282	$28,660	$103,741	$79,308
Strategic health	6,386	-	14,467	-
Group disability, life, annuities and DBL	12,971	10,889	37,173	34,032
Individual life, annuities and other	13,948	12,931	38,276	36,546
Credit life and disability	5,470	5,110	16,378	15,469
Corporate	384	141	977	1,601
	77,441	57,731	211,012	166,956
Net realized and unrealized gains	994	941	2,078	2,261
	$78,435	$58,672	$213,090	$169,217

Income (loss) before income taxes:
Medical stop-loss	$3,637	$4,267	$19,643	$14,902
Strategic health	203	-	(833)	-
Group disability, life, annuities and DBL	1,049	2,140	3,431	4,554
Individual life, annuities and other	2,863	2,496	4,942	6,594
Credit life and disability	(236)	(411)	110	481
Corporate	(494)	(434)	(2,008)	(1,695)
	7,022	8,058	25,285	24,836
Interest expense	(883)	(526)	(2,593)	(1,588)
Net realized and unrealized gains	994	941	2,078	2,261
	$7,133	$8,473	$24,770	$25,509

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

FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties; eliminates the ability to account for share-based compensation transactions using APB 25; and requires that the compensation costs relating to such transactions be recognized in the statement of operations. In accordance with a rule issued by the Securities and Exchange Commission in April 2005, the compliance date for SFAS 123(R) is now the beginning of the first fiscal year beginning after June 15, 2005 and, therefore, the Company will adopt SFAS 123(R) on January 1, 2006, as required. SFAS 123(R) applies to all awards granted after the adoption date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the required adoption date, compensation expense will be recognized for the portion of outstanding awards for which the requisite service (vesting) has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The impact of adoption cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure included in Note 1 (D).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The actual consolidated results of Independence Holding Company. (“IHC”) and Subsidiaries (collectively referred to as the "Company") could differ significantly from those set forth herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company’s Operating Results" as set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report.  Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Words such as "believes", "anticipates", "expects", "intends", “estimates”, "likelihood", “unlikelihood”, “assessment”, and “foreseeable” and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  A number of important factors could cause the Company's actual results for the year ending December 31, 2005, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by the Company, or on its behalf.  The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Overview

Since its inception the Company has been a life and health insurance holding company. In recent years, IHC has been primarily engaged in health insurance throughout the United States as a leader in the medical stop-loss market. Medical stop-loss is excess coverage purchased by employers that self-insure their employee benefit plans. Beginning this year, the Company has expanded into multiple new first dollar health products, including short-term medical (“STM”), high deductible major medical plans sold primarily to small employers, dental and vision. In addition, IHC sells long-term and short-term disability products to niche markets, and has grown its life and annuity business primarily through acquisitions of blocks of business. IHC expects to further expand its first dollar health products in 2006 with limited medical and high deductible individual major medical products. The Company operates through (i) its two insurance carriers (Standard Security and Madison Life); (ii) its approximately 48% ownership interest in American Independence Corp. ("AMIC"), which owns medical stop-loss managing general underwriters ("MGUs") and Independence American Insurance Company; and (iii) its other MGUs, third party administrators, and marketing affiliates.

IHC markets these products nationally principally through general agents, MGUs and brokers. With respect to its largest line, medical stop-loss, as of September 30, 2005, 72.5% of the business is written through MGUs in which IHC has an ownership interest. The balance of this line of business is written by independent MGUs. IHC's STM products are primarily distributed through agent and broker relationships developed by IHC's subsidiary, Health Plan Administrators Inc. ("HPA"), which has specialized in this product since 1990 and has approximately 40,000 licensed agents. IHC is attempting to leverage its existing relationships to further expand the distribution of this product. Most of IHC's group major medical products are distributed through agent relationships developed by the Company's minority partner in Strategic Health Associates Inc. ("SHA"). In addition, SHA has a 30% ownership interest (increased ownership to 45% in October 2005) in CA Insurance Services ("CA Services"), which is a start-up operation focusing on telemarketing the Company's first dollar health products to agents who do not otherwise have access to the wide array of products now available through the Company. IHC distributes its dental and vision products, through GroupLink, Inc. ("GroupLink"), in which SHA acquired a 75% ownership as of July 1, 2005, and by cross-selling through its other distribution channels. Most of the dental business written by Standard Life and Madison Life will be administered by GroupLink. IHC also writes group disability/DBL, group life and annuities, individual life and annuities, and credit life and disability. The majority of the group life and disability business is written by one independent MGU and is focused in the upper Midwest school and public entity markets. The DBL business is written through independent general agents in New York State. Standard Life's individual life and annuities are written through two general agents under a nation-wide program for volunteer emergency service personnel. Madison Life's individual life with an annuity rider is written through agents for military and civilian government employees. The credit life and disability business is marketed through Credico Insurance Services, Inc., which is a subsidiary of the Company, and a select group of producers. In addition, the Company's acquisition group assesses opportunities to acquire blocks of business based on the amount of reserves transferred and current interest rates.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, major medical, STM, dental, vision, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. Finally, management focuses on managing the costs of IHC’s operations, which contributes to the Company's consistent profitability.

The following is a summary of key performance information and events for the three months and nine months ended September 30, 2005:

•

Net income of $4.8 million and $16.4 million ($.34 and $1.15 per share, diluted); 13.7% and 1.1% decreases from the three and nine months ended September 30, 2004, respectively;

•

Revenues of $78.4 million and $213.1 million; 33.7% and 25.9% increases from the three and nine months ended September 30, 2004, respectively;

•

Gross premiums in the medical stop-loss line of business decreased 7.2% due to stricter underwriting guidelines and a continuing generally "soft" market;

•

Net retention of the medical stop-loss line of business increased to 43.7% for the nine months ended September 30, 2005 from 34% for the year ended December 31, 2004 (“retention” refers to net earned premiums after reinsurance);

•

Assets of $1.1 billion; 14.6% increase from December 31, 2004;

•

Book value of $14.11 per share; 5.4% increase from December 31, 2004;

•

Generated consolidated investment yields of 5.2% and 5.1% in the three and nine months ended September 30, 2005, respectively as compared to 6.6% and 6.5% in the three months and nine months ended September 30, 2004, respectively;

•

Investment portfolio continues to have an average AA rating and remains highly liquid;

•

Madison Life has added licenses in two additional states, bringing the total to 48 states, the District of Columbia, Guam and the U.S. Virgin Islands;

•

As of January 1, 2005, reinsured, on a 100% quota share basis, a $50 million block of group major medical policies. All regulatory approvals to assume the block have been received, and policies will be assumed effective December 1, 2005.  Through September 30, 2005, the Company has recorded $9.0 million of net premiums on this block;

•

On January 5, 2005, acquired HPA, a Third Party Administrator that specializes in STM;

•

On March 1, 2005, acquired a 30% interest in CA Services (increased ownership to 45% in October 2005), which is telemarketing to agents group major medical and other products for Madison Life to agents who need access to these products;

•

Effective June 9, 2005, acquired a $120 million block of life and annuity policies;

•

Announced the appointment of three new MGU's expected to generate approximately $60 million  of gross annualized employer stop-loss premium in 2006 (revenues for the Company will depend on retention percentages and other factors);

•

Madison Life's rating of A- (Excellent) affirmed by A.M. Best;

•

Standard Security's rating of A (Excellent) affirmed by A.M. Best;

•

Approved to write STM in 40 jurisdictions, with 7 additional states pending;

•

Approved to write group major medical in 29 states with 5 additional states pending;

•

Initiated filing of dental and vision in 47 states, approved in 25 states;

•

On July 1, 2005, acquired GroupLink, an administrator of dental benefits; and

•

Increased ownership of AMIC to approximately 48%.

As disclosed in the Company’s 2004 Form 10-K, Madison Life and Independence American entered into a reinsurance agreement to protect Independence American against certain losses from medical stop-loss business occurring during the period from January 1, 2005 to December 31, 2005. Subsequent to the filing of the Company's Form 10-K, the parties mutually agreed to terminate the agreement as of its effective date of January 1, 2005. The parties made this determination after considering the development of Independence American’s block of medical stop-loss business to date.

The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a "softer" market. The medical stop-loss market began to "soften" in 2003, and less favorable conditions continued through 2004. Despite these market conditions, the Company produced profitable results in 2003 and 2004, and expects continued profitability in 2005. As a result of these market conditions, the rate IHC is able to charge for medical stop-loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces IHC's overall risk exposure. The Company remains optimistic that it will continue to produce profitable results, however, its gross medical stop-loss premiums declined during 2005. The Company has appointed new MGUs during 2005 that are expected to generate additional gross premiums in 2006, and continues to seek additional MGUs to appoint.  IHC's new lines of business (major medical, STM, dental and vision) are first dollar coverage and therefore tend to be less volatile than medical stop-loss, which is excess coverage. The Company remains optimistic that these lines will yield profitable results while producing significant growth.

Information pertaining to the Company's business segments is provided in Note 10 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's consolidated financial statements and management's discussion and analysis.

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

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal, other fees and a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with GAAP.  Many factors could affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company’s reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company’s results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments.

Insurance reserves differ for short-duration and long-duration insurance policies and for annuities. Reserves are based on approved actuarial methods, but necessarily include assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments.

All of the Company’s short-duration contracts are generated from our accident and health business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

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

While the calculations for STM and fully insured medical reserves are based on standard methodologies, they are estimates based on historical patterns.  To the extent that actual claim payment patterns differ from historical patterns, such estimated reserves may be redundant or inadequate.  The effects of such deviations are evaluated by considering claim backlog statistics and reviewing the reasonableness of projected claim ratios.  Other factors which may affect the accuracy of reserve estimates include the proportion of large claims which may take longer to adjudicate, changes in billing patterns by providers and changes in claim management practices such as hospital bill audits.

The Company’s long term disability reserves are developed using actuarial principles and assumptions that consider, among other things, future offsets and recoveries, elimination periods, interest rates, probability of rehabilitation or mortality, incidence and termination rates based on the Company’s experience.  The loss reserve is made up of case reserves, incurred but not reported reserves, reopen reserves, and loss adjustment expense.  Incurred but not reported and reopen reserves are calculated by a hind-sight study, which takes historical experience and develops the reserve as a percentage of premiums from prior years.

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

Interest Credited

Interest credited to policyholder funds represents interest accrued or paid on interest-sensitive life policies and investment policies.  Amounts charged to operations (including interest credited and benefit claims incurred in excess of related policyholder account balances) are reported as insurance benefits, claims and reserves-life and annuity. Crediting rates for certain annuities and interest-sensitive life policies are adjusted periodically by the Company to reflect current market conditions, subject to contractually guaranteed minimum rates.

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at September 30, 2005 and December 31, 2004.  Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

For investment type contracts such as annuities and interest-sensitive life business, amortization of DAC is based on the present value of the estimated gross profits ("EGPs"), which consists of margins of mortality, investment interest spreads, and other expected revenues and expenses.  Adjustments are made every quarter to reflect actual gross margins experienced. Once a year, the Company reviews the underlying assumptions that produced the prospective EGPs on a best-estimate basis.  Prospective unlocking occurs only when the Company determines that the current assumptions underlying the EGPs are no longer a best-estimate for the future.  Determinants that may lead to prospective unlocking are changes in actual versus expected mortality, persistency, investment interest spreads, or other sources of the EGP.

Health

For health insurance policies, amortization of DAC is recognized over the life of the business and charged to expense in proportion to premium revenues.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale or trading securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the accompanying Consolidated Statements of Operations for trading securities. The Company has approximately $8.1 million and $7.5 million in trading accounts at September 30, 2005 and December 31, 2004, respectively. Net realized gains and losses on investments are computed using the specific identification method and are reported in the accompanying Consolidated Statements of Operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying Consolidated Statements of Operations as net realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

Results of Operations for the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net income was $4.8 million, or $.34 per share, diluted, for the three months ended September 30, 2005 compared to $5.5 million, or $.38 per share, diluted, for the three months ended September 30, 2004. The Company's income before taxes was $7.1 million for the three months ended September 30, 2005 compared to $8.5 million for the three months ended September 30, 2004. The Company had net realized and unrealized gains of $1.0 million in the third quarter of 2005 compared to $.9 million in the third quarter of 2004. Income tax expense decreased $.6 million to $2.3 million in the third quarter of 2005, an effective rate of 33%, from $2.9 million in 2004, an effective rate of 35%, primarily reflecting the increase in tax advantaged securities in the portfolio. Information by business segment for the three months ended September 30, 2005 and 2004 is as follows:

					Benefits,	Amortization	Selling,
		Net		Fee and	Claims	of Deferred	General
	Premiums	Investment	Equity	Other	and	Acquisition	and
	Earned	Income	Income	Income	Reserves	Costs	Administrative	Total

September 30, 2005
(In thousands)

Medical stop-loss	$35,441	1,427	478	936	25,256	-	9,389	$3,637
Strategic Health	4,285	(66)	-	2,167	2,633	149	3,401	203
Group disability,
life, annuities
and DBL	10,776	2,062	-	133	7,553	40	4,329	1,049
Individual life,
annuities
and other	7,037	6,825	-	86	7,954	1,056	2,075	2,863
Credit life and
disability	5,152	296	-	22	2,599	1,197	1,910	(236)
Corporate	-	384	-	-	-	-	878	(494)
Sub total	$62,691	10,928	478	3,344	45,995	2,442	21,982	7,022
Realized and un-
realized gains								994
Interest expense								(883)
Income before
income taxes								7,133
Income taxes								2,345
Net income								$4,788

					Benefits,	Amortization	Selling,
		Net		Fee and	Claims	of Deferred	General
September 30, 2004	Premiums	Investment	Equity	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$24,971	1,627	665	1,397	16,300	-	8,093	$4,267
Group disability,
life, annuities
and DBL	8,625	2,174	-	90	6,300	36	2,413	2,140
Individual life,
annuities and
other	5,397	7,392	-	142	7,383	378	2,674	2,496
Credit life and
disability	4,806	279	-	25	2,543	1,097	1,881	(411)
Corporate	-	42	-	99	-	-	575	(434)
Sub total	$43,799	11,514	665	1,753	32,526	1,511	15,636	8,058
Realized and un-
realized gains								941
Interest expense								(526)
Income before
income taxes								8,473
Income taxes								2,927
Net income								$5,546

Premiums Earned

Total premiums earned grew $18.9 million to $62.7 million in 2005 from $43.8 million in 2004. The increase is due to: (i) the Medical Stop-Loss segment which increased $10.4 million primarily due to $9.3  million from increased retentions, $.4 million in premiums earned on an aggregate excess of loss retrocession reinsurance agreement ("Excess of Loss Agreement"), effective as of January 1, 2005, with a reinsurer for the prospective portion of its 2004 treaty year business, and increased premium of $.5 million from HMO Reinsurance and Provider Excess; (ii) the new Strategic Health segment which had $4.3 million of premiums in the third quarter of 2005; (iii) the Individual and Other segment which increased $1.6 million primarily from an increase in blanket accident and sickness policy premium,  policy acquisitions of ordinary life blocks and growth in the military and civilian government employee division; (iv) an increase of $2.2 million in the Group segment due to an increase in retentions in group life and new business in group A&H, partially offset by a decrease in DBL; and (v) a $.4 million increase in the credit life and disability segment due to new business.

Net Realized and Unrealized Gains

Net realized and unrealized gains were comparable to the third quarter of 2004. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income decreased $.6 million primarily due to a move toward higher grade securities which provide lower yields and municipal securities which also provide lower yields, but result in income tax advantaged earnings. In addition, the Company maintained a higher level of liquid assets which yield a lesser return. The decrease in yields was slightly offset by an increase in invested assets due to the acquisitions of policy blocks in 2005. The annualized return on investments was 5.2% in the third quarter of 2005 versus 6.6% in the third quarter of 2004.

Equity Income

Equity income from AMIC decreased 28.1% from the third quarter of 2004, as lower income earned by AMIC was partially offset by an increase in IHC's ownership to approximately 48% in the third quarter of 2005 from 40% a year ago.

MGU Fee Income and Other Income

MGU fee income increased $1.6 million due to the acquisitions of Majestic Underwriters LLC ("Majestic”) in July 2004, HPA in January 2005, and GroupLink in July 2005.

Total other income was comparable to the third quarter of 2004.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $13.5 million. The increase is due to: (i) $9.0 million in the Medical Stop-Loss segment resulting from an increase in retention partially offset by a decrease in loss ratios in 2005 as compared to the prior year; (ii) an increase of $2.6 million in the Strategic Health segment for which there were no comparable results in 2004; (iii) a $.6 million increase in the Individual and Other segment due to higher losses on the assumed block of annuity and life business in run-off status, and higher mortality losses on the ordinary life line subsequent to the acquisition; and (iv) an increase of $1.3 million in the Group segment due to new business written for group A&H, increased retention in group term life,  and increased LTD business, partially offset by a decrease in DBL business due to improved experience.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.9 million, primarily due to the acquisition of policy blocks and the amortization of expenses related to the new Strategic Health business.

Interest Expense on Debt

Interest expense increased $.4 million primarily due to the issuance of $15.5 million of fixed rate junior subordinated debt during the fourth quarter of 2004. In addition, the Company has $12.4 million of floating rate junior subordinated debt which carried an interest rate of 7.5% in the third quarter of 2005 as compared to 5.5% in 2004.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $6.4 million in the third quarter of 2005 as compared to the third quarter of 2004. The increase is primarily due to (i) $3.4 million in expenses associated with the commencement of the Strategic Health segment; (ii) a $1.3 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned; (iii) a $1.9 million increase in the Group segment due to a new point-of-service agreement; and (iv) a $.4 million increase in other general expenses; partially offset by a $.6 million decrease in the Individual and Other segment due to decreased commissions on annuities.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net income was $16.4 million or $1.15 per share, diluted, for the nine months ended September 30, 2005 compared to $16.6 million, or $1.16 per share, diluted, for the nine months ended September 30, 2004. The Company's income before taxes decreased $.7 million to $24.8 million for the nine months ended September 30, 2005 from $25.5 million for the first nine months of 2004. The Company had net realized and unrealized gains of $2.1 million in the first nine months of 2005 compared to $2.3 million in the first nine months of 2004. Income tax expense decreased $.5 million to $8.4 million for the nine months ended September 30, 2005 from $8.9 million for the first nine months of 2004. This results in an effective rate of 34% for the nine months ended September 30, 2005, and an effective rate of 35% for the nine months ended September 30, 2004, primarily reflecting the increase in tax advantaged securities in the portfolio. Information by business segment for the nine months ended September 30, 2005 and 2004 is as follows:

					Benefits,	Amortization	Selling,
		Net		Fee and	Claims	of Deferred	General
September 30,	Premiums	Investment	Equity	Other	and	Acquisition	and
2005	Earned	Income	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$92,600	3,533	1,464	6,144	59,163	-	24,935	$19,643
Strategic Health	9,465	(51)	-	5,053	6,136	450	8,714	(833)
Group disability,
life, annuities
and DBL	30,560	6,269	-	344	21,722	115	11,905	3,431
Individual life,
annuities
and other	19,731	18,092	-	453	24,178	3,717	5,439	4,942
Credit life and
disability	15,544	744	-	90	7,244	3,484	5,540	110
Corporate	-	877	-	100	-	-	2,985	(2,008)
Sub total	$167,900	29,464	1,464	12,184	118,443	7,766	59,518	25,285
Realized and un-
realized gains								2,078
Interest expense								(2,593)
Income before
income taxes								24,770
Income taxes								8,364
Net income								$16,406

					Benefits,	Amortization	Selling,
		Net		Fee and	Claims	of Deferred	General
September 30,	Premiums	Investment	Equity	Other	and	Acquisition	and
2004	Earned	Income	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$72,414	3,175	1,811	1,908	45,897	-	18,509	$14,902
Group disability,
life, annuities
and DBL	27,330	6,483	-	219	20,500	103	8,875	4,554
Individual life,
annuities and
other	15,232	21,045	-	269	21,232	2,469	6,251	6,594
Credit life and
disability	14,599	799	-	71	6,705	3,080	5,203	481
Corporate	-	1,278	-	323	-	-	3,296	(1,695)
Sub total	$129,575	32,780	1,811	2,790	94,334	5,652	42,134	24,836
Realized and un-
realized gains								2,261
Interest expense								(1,588)
Income before
income taxes								25,509
Income taxes								8,913
Net income								$16,596

Premiums Earned

Total premiums earned grew $38.3 million to $167.9 million in 2005 from $129.6 million in 2004. The increase is due to: (i) the Medical Stop-Loss segment which increased $20.2 million primarily due to $19.1 million of employer stop-loss due to increased retentions and $1.2 million in premiums earned on the previously mentioned Excess of Loss Agreement, partially offset by decreased premiums of $.1 million from HMO Reinsurance and Provider Excess; (ii) the new Strategic Health segment which had $9.5 million of premiums in the nine months of 2005; (iii) the Individual and Other segment which increased $4.5 million comprised of an increase in retention in blanket accident and sickness policies,  an increase in the ordinary life line primarily due to acquisitions and growth in the military and civilian government employee division; (iv) the Credit segment which increased $.9 million; and (v) a $3.2 million increase in the Group segment due to a $2.2 million increase in group LTD and group life, a $2.7 million increase in other group A&H, partially offset by a $1.7 million decrease in DBL due to the 20% reinsurance agreement with Independence American as of  July 1, 2004.

Net Realized and Unrealized Gains

The Company experienced a decrease in realized and unrealized gains of $.2 million. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income decreased $3.3 million primarily due to a move toward higher grade securities which provide lower yields and municipal securities which also provide lower yields, but result in income tax advantaged earnings. In addition, the Company maintained a higher level of liquid assets which yield a lesser return. The decrease in yields was partially offset by an increase in invested assets due to the acquisition of policy blocks in 2005. The annualized return on investments was 5.1% for the nine months ended September 30, 2005 versus 6.5% for the comparable period of 2004.

Equity Income

Equity income from AMIC decreased $.3 million due to a decrease in earnings of AMIC, partially offset by an increase in IHC's ownership to approximately 48% at September 30, 2005.

MGU Fee Income and Other Income

MGU fee income increased $5.6 million due to the acquisitions of Majestic in July 2004, HPA in January 2005, and GroupLink in July 2005.

Total other income increased $3.8 million due primarily to (i) a $2.0 million increase from a commutation agreement, pursuant to which, effective as of January 1, 2005, the reinsurer returned 94% of the net premium collected to date with respect to the 2003 Medical Stop-Loss business ceded to such reinsurer, and the Company has released most future liabilities of such reinsurer with respect to such business; (ii) a $1.4 million increase from the Excess of Loss Agreement related to the expired portion of the 2004 treaty year business; and (iii) $.4 million generated primarily from the Medical Stop-Loss business.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $24.1 million. The increase is due to: (i) $13.3 million in the Medical Stop-Loss segment primarily resulting from an increase in retention in 2005 as well as higher loss ratios in 2005 as compared to 2004; (ii) an increase of $6.1 million in the Strategic Health segment which was not formed until after the third quarter of  2004; (iii) a $3.0 million increase in the Individual and Other segment due to higher losses on the assumed block of annuity and life business in run-off status, and higher mortality losses on the ordinary life line subsequent to the acquisitions; (iv) a $.5 million increase in Credit claims and reserves due to the increase in premiums; and (v) an increase of $1.2 million in the Group segment primarily due to a $1.0 million increase in the GTL line caused by increased retention and frequency of claims experienced, a $1.4 million increase in the group A&H line due to new business, and a $.5 million increase in VFD annuities due to increased business, partially offset by a $1.7 million decrease in the DBL line due to the 20% coinsurance agreement previously mentioned.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $2.1 million due to amortization of expenses related to the new Strategic Health business and acquisitions of policy blocks.

Interest Expense on Debt

Interest expense increased $1.0 million primarily due to the issuance of $15.5 million of fixed rate subordinated debt during the fourth quarter of 2004. In addition, the Company has $12.4 million of floating rate junior subordinated debt which carried an interest rate of 7.1% in 2005 as compared to 5.3% in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.4 million primarily due to (i) a $6.4 million increase in commissions and other general expenses in the Medical Stop-Loss segment which corresponds with the increase in premiums; (ii) an $8.7 million increase due to the formation of SHA and the business of HPA and GroupLink, which has no comparable amount in 2004; (iii) a $3.0 million increase in the Group segment due to an increase in commissions on annuities and new business in the group A&H line; and (iv) a $.8 million decrease in the Individual and Other segment due to $.2 million in reduced commissions and $.6 million in other expenses.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 86.3% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at September 30, 2005. Also at such date, approximately 96.4% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2005, approximately 3.6% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at September 30, 2005.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the nine months ended September 30, 2005, the Company recorded an insignificant realized loss for other-than-temporary impairments. For the nine months ended September 30, 2004, the Company recorded a realized loss for other-than-temporary impairments of $2.1 million of which $.7 million related to certain interest only securities ("IO Securities") resulting from unexpected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates.  At September 30, 2005, the Company had a negligible amount invested in IO Securities.

The Company's gross unrealized losses on fixed maturities totaled $14.7 million at September 30, 2005. Substantially all of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at September 30, 2005.

Balance Sheet

Total investments increased $100.0 million to $822.2 million at September 30, 2005. The increase is primarily due to the investment of the cash received in acquisitions of blocks of life and annuity policies effective June 9, 2005 and September 1, 2005. Total stockholders’ equity increased $10.5 million to $199.4 million at September 30, 2005, primarily due to $16.4 million in net income for the nine months ended September 30, 2005 partially offset by a $5.3 million increase in net unrealized loss on investments, and by net repurchases of the Company’s common stock.

The Company had net receivables from reinsurers of $101.6 million at September 30, 2005.  Substantially all of the business ceded to such reinsurers is of short duration. All of these receivables are either due either from its affiliate, Independence American Insurance Company, highly rated companies or are adequately secured. Accordingly, no allowance for doubtful accounts was necessary at September 30, 2005. As of September 30, 2005, the balance due from Independence American was $14.9 million.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments, marketable securities, partnership interests and certain other current assets, net of current liabilities) amounted to $28.6 million at September 30, 2005.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held-to-maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a $5.3 million increase in unrealized losses on securities available-for-sale, net of deferred taxes and deferred policy acquisition costs, in accumulated other comprehensive loss, reflecting net unrealized losses of $7.3 million at September 30, 2005 compared to net unrealized losses of $2.0 million at December 31, 2004. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures. However, the portfolio will always have interest rate exposure given the matching of its liabilities, and therefore portfolio valuations will fluctuate with market interest rates.

The relative maturity distribution of the Company’s contractual obligations at September 30, 2005 is not materially different from that reported in the schedule of such obligations at December 31, 2004 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

The Company continues to anticipate favorable operating performance in 2005 despite a reduction in gross medical stop-loss premiums due to implementing stricter underwriting guidelines in order to improve profitability in a “soft” market. During the first nine months of this year, IHC advanced its new strategic health initiatives, appointed new medical stop-loss MGUs which are expected to produce additional gross premiums in 2006, and completed a significant block acquisition.

As of January 1, 2005, Standard Life reinsured, on a 100% quota basis, a $50 million block of employer-sponsored group major medical business, and has received regulatory approval of the assumption certificates in each state.  Through September 30, 2005, IHC has recorded $9.0 million of net premiums on this block.  IHC has already begun distributing this product in 29 states (which is expected to increase to 36 states once all its filings are approved) through distribution sources including CA Services, in which the Company has an equity interest. The Company anticipates significant growth in this product in 2006.

As a result of its acquisition of Health Plan Administrators (“HPA”), IHC has begun writing short-term medical in 40 states, and anticipates having this product approved in 46 states by January 2006. In addition to HPA’s distribution sources, the Company is marketing STM through its existing channels, including its medical stop-loss MGUs. The Company anticipates significant growth in this product in 2006.

The Company has significantly enlarged its dental and vision business through the filing of new products in 47 states. These products will be distributed primarily by IHC's subsidiary, GroupLink, Inc., which will also administer these products. Previously, dental and vision was only written as a rider to a health insurance policy. The Company anticipates significant growth in this product in 2006.

Beginning in 2006, IHC will commence selling a limited medical policy in most states and a high deductible individual major medical policy in selected states. The limited medical will be distributed primarily through one company that is experienced in this business, supplemented by the Company's own distribution channels. The high deductible individual major medical will be administrated by the minority partner in SHA, and may be distributed through multiple sources. The Company believes that these products will be increasingly popular as employer groups continue to reduce employee health benefits.  The amount of premium the Company writes in 2006 is partially dependent on when it begins filing this product and the length of the approval process.

With respect to its core business of medical stop-loss, the Company has experienced a decrease in gross premiums due to its tightened underwriting guidelines, but has increased net premiums due to its increased retention percentage. The Company increased its average retention on medical stop-loss written by Standard Life and Madison Life from 30% to 34% from 2003 to 2004 and to 43.7% and 48.9% for the nine months and three months ended September 30, 2005, respectively. As of September 30, 2005, approximately 72.5% of the Company's medical stop-loss business was underwritten by MGUs in which the Company or its affiliates have significant equity interests. The Company anticipates that these MGUs will continue to contribute a high percentage of the Insurance Group's premiums in the medical stop-loss line of business in 2005. IHC appointed a new MGU, which is expected to partially offset the decrease in gross written premiums. The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a "softer" market. The medical stop-loss market began to "soften" in 2003, and less favorable conditions continued through 2004 and has remained “soft” in 2005. Despite these market conditions, the Company has produced profitable results, and expects continued profitability in the balance of 2005 and in 2006. As a result of these market conditions, the rate IHC is able to charge for medical stop-loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces IHC's overall risk exposure. The Company remains optimistic that it will continue to produce profitable results, however, its gross medical stop-loss premiums have declined in 2005. The Company anticipates that the new MGUs it has added in 2005 will increase gross premiums in 2006.  IHC's new lines of business (major medical, STM, dental and vision) are less volatile than medical stop-loss. The Company is optimistic that these lines will yield profitable results while producing significant growth.

In the second quarter of 2005, the Company’s acquisitions group closed its most significant transaction since 1999 with the acquisition of a block of life insurance policies with approximately $120 million of reserves, consisting of approximately $77 million of traditional life reserves, approximately $40 million of universal life and interest sensitive life reserves and approximately $3 million of other reserves. Madison National Life will be adding about 50,000 new policyholders with this acquisition.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2005 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2004 included in Item 7 of the Company’s Annual Report on Form 10-K. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies were issued by liquidated companies and therefore tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

ITEM 4.

CONTROLS AND PROCEDURES

The President and the Chief Financial Officer of the Company (its principal executive officer and its principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

     There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of pending legal proceedings and claims are not expected to have a material adverse effect on its financial condition or cash flows, although there could be such an effect on its results of operations for a particular period.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

See Part I, Item 1, Financial Statements, Note 2 for information concerning securities of this registrant sold by the registrant during the period covered by this report that were not registered under the Securities Act.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In September 2004, the Board of Directors authorized an additional 450,000 shares to be repurchased under the 1991 plan. As of September 30, 2005, 109,837 shares were still authorized to be repurchased under the plan.  Share repurchases during 2005 are summarized as follows:

2005			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	100,000	$18.54	320,037
February	-	-	320,037
March	44,400	18.07	275,637
April	53,600	18.10	222,037
May	46,000	18.10	176,037
June	16,200	17.60	159,837
July	10,100	17.58	149,737
August	39,900	17.60	109,837
September	-	-	109,837

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

November 9, 2005

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert_________________

Date:

November 9, 2005

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer