Form 10-K
period 2005-12-31
INDEPENDENCE HOLDING CO
filed 2006-03-16
CIK 701869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 COMMISSION FILE NUMBER 0-10306

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
COMMON STOCK, $1.00 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ___  No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ___  No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer __                         Accelerated filer   X                                                Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ___ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2005 was $89,177,000.

14,761,632 shares of common stock were outstanding as of March 13, 2006.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders

FORM 10-K CROSS REFERENCE INDEX

PART I

ITEM 1.  BUSINESS

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly-owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters in which it owns a significant voting interest (“Affiliated MGUs”), Health Plan Administrators (“HPA”), GroupLink Inc. (“GroupLink”) and Community America Insurance Services Inc. (“CAIS”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. (NASDAQ:AMIC) which owns Independence American Insurance Company (“Independence American”) and several MGU’s.

Standard Security Life, which has an A (Excellent) rating from A.M. Best Company, Inc. ("Best"), is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin and licensed to sell insurance products in 49 states, the District of Columbia, the Virgin Islands and Guam and is an accredited reinsurer in New York, has an A- (Excellent) rating from Best. Independence American, which is domiciled in Delaware and licensed to sell insurance products in 36 states and the District of Columbia, has a B++ (Very Good) rating from Best.  The Company has been informed by Best that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold securities of IHC.  As further described below, Standard Security Life and Madison National Life primarily sell health insurance products through general agents, agents and brokers.  Standard Security Life also sells short-term statutory disability benefit product in New York State ("DBL") and certain life, annuity and blanket accident coverage sold primarily in New York State to volunteer emergency personnel.  Madison National Life also markets group life and disability products, primarily in the Midwest, credit life and disability, individual life and annuities to military and civilian government employees, and acquires blocks of life policies from other insurance companies.  Independence American, as further described below, reinsures a significant portion of the Medical Stop-Loss business written by Standard Security Life and Madison National Life, and anticipates writing health insurance products on its paper in 2006.

For information pertaining to the Company's business segments, reference is made to Note 18 of the Notes to Consolidated Financial Statements included in Item 8.

SAFE HARBOR STATEMENT

  From time to time, information provided by the Company, including but not limited to statements in this Item and in Item 7, other statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those anticipated. Set forth in Item 1A are certain such factors identified by the Company.  Additional risks and uncertainties and contingencies not presently known to the Company or that the Company currently deems immaterial could also cause the Company's results, performance or achievements to differ materially from those predicted in any forward-looking statement made by or on behalf of the Company.

DISTRIBUTION

Medical Stop-Loss

The Company markets Medical Stop-Loss primarily through Managing General Underwriters ("MGUs") that are non-salaried contractors that receive administrative fees. MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by the Company, billing and collecting premiums, paying commissions to agents, third party administrators ("TPAs") and/or brokers, and processing claims. The Company is responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and overseeing claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. In order to accomplish this, the Company audits the MGUs' underwriting, claims and policy issuance practices to assure compliance with the Company's guidelines, provides the MGUs with access to its medical management and cost containment expertise, and reviews cases that require referral based on the Company's underwriting guidelines. MGUs receive fee income, generally 8% to 12% of gross premium produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results.

During 2005, Standard Security Life and Madison National Life wrote approximately 71.4% of their Medical Stop-Loss business through the Affiliated MGUs, including those owned by AMIC (IndependenceCare Holdings LLC, Risk Assessment Strategies Inc. and Voorhees Risk Management LLC, d.b.a. Marlton Risk Group (the "AMIC MGUs")), Majestic Underwriters, LLC (“Majestic”), and TRU Services, LLC (“TRU”). During 2005, the Company appointed three new MGUs that are projected to write substantial premiums in 2006. Since none of these MGUs is owned, and because the premium written by the Affiliated MGUs decreased in 2005, the percentage of business written by the Affiliated MGUs is expected to decrease during 2006.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Fully-Insured Health

The Company formed a Fully-Insured Health segment (formerly referred to as "Strategic Health") in 2005. As a result of acquisitions and investments in 2005 and the first quarter of 2006, IHC now owns the companies that market and administer 100% of its Fully-Insured Health business.  IAC, 100% of which IHC acquired in January 2006, is a marketing and administration organization that has been underwriting and administering individual and group health insurance (including high deductible employer-sponsored Consumer Driven Health Plans (“CDHPs”) since its formation in 1978.  IAC has approximately 380 salaried and contract employees performing all aspects of underwriting, administering, and managing fully-insured group and individual health insurance on behalf of the Company and other carriers.  IAC reported $26 million of revenues in 2005 and manages approximately $220 million of individual and group health and life premiums and premium equivalents for multiple insurers, approximately 30% of which is written by Standard Security Life and Madison National Life.  During the next two years, IHC anticipates that IAC will increase the business written by IHC’s insurance companies by approximately $100 million, and together will expand distribution of the Company’s group health products and enter into new product lines including individual health and limited medical.

 In 2005, Strategic Health Associates (“SHA”), a joint venture between IHC and IAC, acquired interests in HPA and GroupLink.  As a result of the acquisition of IAC in January 2006, IHC now owns 100% of SHA.  HPA, which was acquired in January 2005, manages and administers all of the Short-Term Medical (“STM”) products sold by Standard Security Life, Madison National Life and Independence American in 2005.  HPA, which has specialized in STM since 1990, distributes nationally through appointed general agents, agents and broker relationships. The Company has also begun cross-selling STM through its other distribution sources (including IAC, GroupLink and the MGUs).  GroupLink, 75% of which was acquired in July 2005, manages and administers all of the dental business sold by Standard Security Life and Madison National Life in 2005. GroupLink distributes nationally, primarily through a brokerage distribution system utilizing general agents and brokers. GroupLink also administers dental business for alternative distribution such as dental HMO's and other marketing organizations, all of which are independent contractors compensated on a commission only basis. The Company plans to expand its distribution of dental products through new distribution sources in 2006 including IAC, HPA and CAIS. GroupLink will also administer blocks of dental business acquired by Madison National Life as opportunities arise. Collectively, the Fully-Insured Health segment actively distributes products through over 50,000 general agents, agents and brokers.

CAIS, which is owned 100% by IHC as of March 1, 2006, distributes the Company’s group major medical, STM and dental products.  On March 1 2006, CAIS merged with another entity (CA Insurance Services, LLC), in which IHC had a 45% ownership interest, with CAIS as the surviving entity. In March 2006, CAIS announced that it has entered into a definitive agreement subject to certain closing conditions to acquire a block of approximately $50 million of small group major medical business (including CDHPs and the key personnel of a marketing and administration company).  It is anticipated that such business and personnel would be merged into CAIS’ existing operations such that CAIS will employ approximately 30 marketing representatives and support staff promoting IHC’s products.  Assuming the transaction closes, it is anticipated that the acquired block of group major medical business will be transitioned to Madison National Life as of August 1, 2006.

The Company is developing several new Fully-Insured Health products and distribution sources for 2006 and 2007.  In 2006, Standard Security Life plans to introduce a limited medical policy for hourly workers and other currently uninsured Americans who cannot afford traditional health insurance.  This product will primarily be distributed for the Company by an agency which has been in this line of business since 1990, and which currently produces approximately $45 million through two other carriers.  The Company also plans to introduce major medical insurance plans for individuals and families in 2006. It is expected that this product will be distributed through multiple distribution sources, including IAC, CAIS, and a strategic relationship with a leading broker to market through associations. IAC currently administers a block of approximately $90 million of such business.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Other Products

The Company’s other products are primarily distributed by general agents, agents and brokers.  Standard Security Life distributes group term life insurance products through MGUs (including its Medical Stop-Loss MGUs), HMOs, general agents and brokers. It also markets specialized defined benefit and defined contribution service award programs with separate group life coverage to Volunteer

Emergency Services personnel and blanket accident insurance sold through two specialized general agents.  The short-term statutory disability benefit product in New York State ("DBL") is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets.  The Company also sells through independent general agents and agents. Over 70% of Madison National Life's credit insurance net written premium is derived from financial institutions (banks, thrifts, credit unions and finance companies). Madison National Life also markets credit products through entities that arrange for the extension of credit (e.g., automobile, marine and motorcycle dealerships).  Madison National Life sells a whole life product with an annuity rider to military personnel and civil service employees through independent general agents.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

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

Standard Security Life was one of the first carriers to market Employer Medical Stop-Loss insurance, starting in 1987, and the Insurance Group is now one of the largest writers of this product in the United States. Employer Medical Stop-Loss insurance allows self-insured employers to manage the risk of large medical claims after a deductible, while permitting them flexibility in designing employee health coverages at a cost that may be lower than that available through traditional indemnity plans.  This coverage is available on either a specific or a specific and aggregate basis, although the majority of the Insurance Group's policies cover both specific and aggregate claims. Plans are designed to fit the identified needs of the self-insured employer by offering a variety of deductibles (i.e., the level of claims after which the medical stop-loss benefits become payable).

Standard Security Life is also a leading writer nationally of excess products for the managed health care market. Provider Excess Loss is marketed to MCOs that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their claims volatility and/or are required to purchase coverage by contract or regulation. HMO Reinsurance is excess coverage for HMOs that desire to reduce their claims volatility and/or are required to purchase coverage by regulation. Many state regulatory authorities responsible for HMO oversight require such coverage. This coverage allows HMOs to manage the risk of random high-cost medical events by limiting specific losses to a pre-determined amount.

IHC anticipates growth in this line of business in 2006 as a result of the appointment of new MGUs, but does not anticipate significant organic growth from the Affiliated MGUs.

Fully-Insured Health Products

Employer-Sponsored Group Major Medical

The Company began selling group major medical insurance (including CDHPs) to small and medium size employers during 2005, and expects to sell this product in 34 states in 2006. This is fully-insured major medical coverage designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as Preferred Provider Organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment. CDHPs are designed to provide participants with economic incentives to be informed consumers of healthcare.

IHC anticipates significant growth in this line of business during the next two years as a result of the anticipated $50 million block acquisition (see discussion on page five beginning with “CAIS”), other IAC business, and new business developed by IAC, CAIS and IHC.

Short-Term Medical

As a result of the acquisition of HPA, the Company began selling individual short-term major medical products ("STM") in 2005. By the end of 2006, the Company expects that the Insurance Group will be distributing this product in at least 45 states. STM is designed specifically for people with transient needs for health coverage. Typically, STM products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of short-term products are self-employed professionals, recent college graduates, persons between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time.  HPA, which was founded in 1939 and has specialized in STM since 1990, markets nationally through in excess of 40,000 insurance agents and brokers. Standard Security Life and Madison National Life have also begun promoting STM through their other distribution sources.

IHC anticipates significant growth in this line of business during the next two years as a result of organic growth at HPA (due to stable carrier relationships, access to capital to fund marketing plans and system enhancements, and claims management by IAC) and the increased distribution capabilities of IAC, CAIS and IHC.

Dental/Vision

Standard Security Life and Madison National Life began selling group dental products in late 2005 in the majority of states.  GroupLink administers the majority of IHC's dental business and is also the primary distribution source of this line of business. It is anticipated that GroupLink will begin administering the dental business written through HPA and IAC.

The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups.  Employer plans are offered on both employer paid and employee voluntary basis.  Vision, group life and short term disability benefits will also be offered by GroupLink thus allowing the employer to have one bill and enrollment form for these lines of ancillary coverages.  Vision plans will offer a flat reimbursement amount for exams and materials.  Life plans will be available on scheduled or percentage of salary basis and short-term disability will be offered as a percentage of salary or flat amount. It is anticipated that, in 2006, GroupLink will begin administering the dental business written through HPA and IAC, and dental blocks acquired by the acquisition group.

IHC anticipates significant growth in this line of business in future years as a result of organic growth at GroupLink due to the new stable carrier relationships IHC offers and the access to capital to fund expanded marketing plans, as well as the increased distribution capabilities of IAC, CAIS, HPA and IHC.

Major Medical For Individuals and Families

In conjunction with IAC, the Company has developed major medical plans for individuals and families that include CDHP products, which will be filed in the majority of states.  The Company believes that the demand for individual medical products is growing rapidly due, in part, to employers reducing the number of employees eligible for group coverage, and in part due to an increase in the number of self-employed individuals. Most of these products will be Federally-qualified High Deductible Health Plans that allow the policy or certificate holder to establish an HSA.  For these products, each application is individually underwritten for consideration of coverages.

 Given the anticipated policy approval process, the Company does not anticipate selling a significant amount of this line of business in 2006.

Limited Medical

 The Company has developed a limited medical policy to offer affordable health coverage to hourly, part-time and/or seasonal employees, which is currently being filed in all 50 states. Limited medical plans are a low cost alternative to major medical insurance for those uninsured Americans who cannot afford traditional health insurance. Employers are using these plans to recruit and retain employees, save costs and compete more effectively. These plans also permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.

Given the anticipated policy approval process and the typical lead time for submitting “requests for proposals” for the limited medical product, the Company does not anticipate selling a significant amount of this line of business in 2006.

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

The Company anticipates modest increases in sales by targeting its existing relationships, and maximizing its traditionally strong sales to school districts, municipalities and hospital employer groups.

The Company intends to begin a strategy to distribute limited amounts of life products and to a lesser extent, disability products through IAC, GroupLink, CAIS and HPA.

New York Short-Term Disability (DBL)

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  Standard Security Life anticipates modest growth in its DBL business through the addition of general agents, strategic marketing alliances and the acquisition of blocks of business.

Group Term Life and Annuities

Madison National Life and Standard Security Life sell group term life products, including group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life.  As with its group disability business, the Company anticipates modest growth in this line of business through expansion of its sales of these group term life products through these distribution sources and IAC, GroupLink, CAIS and HPA.  Standard Security Life anticipates modest growth in its specialized defined benefit and defined contribution service award programs, with separate group life coverage, to Volunteer Emergency Services personnel.

Individual Life, Annuities and Other

This category includes: (i) insurance products that are in runoff as a result of the Insurance Group's decision to discontinue writing such products; (ii) blocks of business that were acquired from other insurance companies; (iii) individual life and annuities written through Madison National Life's military and civilian government employee division; (iv) blanket accident insurance sold through a specialized general agent; and (v) certain miscellaneous insurance products.

The following lines of Standard Security Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, disability income, accidental medical, accidental death and AD&D insurance for athletes, executives and entertainers, and miscellaneous insurance business. Madison National Life's runoff in this category consists of existing blocks of individual life, including pre-need (i.e., funeral expense) coverage, traditional and interest-sensitive life blocks which were acquired from 1998 to 2003, individual accident and health products, annual and single premium deferred annuity contracts and individual annuity contracts.

Credit Life and Disability

Madison National Life sells credit life and disability products that insure a debtor for a value and duration not to exceed the amount and repayment term of the indebtedness. Credit insurance is composed of two basic types of coverage: (i) credit life insurance provides for a lump sum benefit paid to the creditor upon the death of the insured debtor to extinguish or reduce the balance of indebtedness; and (ii) credit disability insurance provides a monthly benefit/indemnity (usually a sum equal to the scheduled monthly loan payment) paid to the creditor in the event of the insured debtor's total disability until the debtor recovers or is able to return to gainful employment or until the scheduled expiration of the insurance coverage, whichever first occurs.

Generally, Madison National Life's credit insurance coverage parameters are:  (i) at inception of coverage, insureds must be under age 70 for life and under age 66 for disability; (ii) life coverage until the insured attains the age of 71 and disability coverage until the insured attains the age of 66; (iii) maximum life benefit of $110,000 and maximum aggregate disability benefit of $84,000; (iv) maximum monthly disability indemnity/benefit of $1,200; and (v) maximum term of coverage of 120 months.  Its credit insurance products are marketed and distributed by non-salaried general agents and brokers who receive commissions or service fees. Madison National Life anticipates nominal expansion in its credit line in 2006.

EARNED PREMIUMS AND LIFE INSURANCE IN-FORCE

The following table sets forth gross direct and assumed earned premiums and premiums earned of the Insurance Group by principal product for the years indicated (in thousands):

GROSS DIRECT AND ASSUMED EARNED PREMIUMS

	2005	2004	2003

Medical Stop-Loss	$269,893	$291,832	$257,128
Fully-Insured Health	47,032	-	-
Group disability; life, annuities and DBL	79,245	70,934	66,915
Individual life, annuities and other	31,395	26,313	23,971
Credit life and disability	21,558	20,321	20,126

	$449,123	$409,400	$368,140

NET PREMIUMS EARNED

	2005	2004	2003

Medical Stop-Loss	$128,501	$97,140	$76,123
Fully-Insured Health	17,423	-	-
Group disability; life, annuities and DBL	41,888	36,734	36,571
Individual life, annuities and other	28,531	20,757	17,558
Credit life and disability	20,694	19,436	19,155

	$237,037	$174,067	$149,407

The following table summarizes the aggregate life insurance in-force of the Insurance Group (in thousands):

	2005	2004	2003

LIFE INSURANCE IN-FORCE:
Group	$5,971,933	$6,055,260	$5,489,162
Individual term	905,861	277,087	279,411
Individual permanent	2,105,946	1,250,440	1,170,459
Credit	1,003,090	941,566	860,221

TOTAL LIFE INSURANCE IN-
FORCE (1), (2)	$9,986,830	$8,524,353	$7,799,253

NEW LIFE INSURANCE:
Group	$921,548	$752,043	$845,064
Individual term	-	21	318
Individual permanent	159,323	220,342	149,253
Credit	284,906	299,774	395,250

TOTAL NEW LIFE INSURANCE	$1,365,777	$1,272,180	$1,389,885

NOTES:

(1)	Includes participating insurance	$200,109	$135,523	$134,018

(2)	Before ceded reinsurance of:
	Group	$3,270,307	$3,027,135	$3,004,856
	Individual	160,570	200,593	147,871
	Credit	40,580	27,967	19,230

	Total ceded reinsurance	$3,471,457	$3,255,695	$3,171,957

ACQUISITIONS OF POLICY BLOCKS

During 2005, IHC acquired a total of $168.7 million of reserves in the following transactions: (i) effective January 1, 2005, Madison National Life entered into an agreement with an unaffiliated insurer to 100% coinsure life insurance policies totaling approximately $10.2 million of reserves; (ii) in January 2005, Madison National Life purchased certain credit policies totaling approximately $.6 million of reserves from an unaffiliated insurance company; (iii) in June 2005, Madison National Life entered into a reinsurance and assumption agreement with an unaffiliated insurance company to assume approximately $120 million of life and annuity reserves; (iv) in September 2005, Madison National Life assumed approximately $1.7 million of disability reserves from various state guaranty associations; and (v) in December 2005, Madison National Life entered into a reinsurance and assumption agreement to assume approximately $36.2 million of life and annuity reserves from an unaffiliated insurance company.

As of January 1, 2005, Standard Security Life reinsured, on a 100% quota basis, a $50 million block of employer-sponsored group major medical business, and has received regulatory approval of the assumption certificates in each state.  Through December 31, 2005, IHC has recorded $13.0 million of net earned premiums on this block.  IHC has already begun distributing this product in 29 states (which is expected to increase to 34 states once all its filings are approved) through distribution sources including CAIS.

In June 2004, the Company acquired a block of individual annuity and supplementary contracts and life policies through an assumption reinsurance transaction. The block had reserves of $26.6 million. Madison National Life assumed responsibility for administration of the block on September 1, 2004.

In December 2003, the Company acquired three blocks of annuity and life policies with reserves approximating $93 million. Madison National Life acquired two of these blocks of business from active companies. These blocks primarily consisted of individual annuity contracts plus some supplementary contracts with combined reserves approximating $72 million. Standard Security Life acquired the third block, which primarily consisted of individual life insurance and some annuities. The reserves transferred to Standard Security Life in this acquisition approximated $21 million. The business is being administered through Madison National Life's systems and is partially reinsured to Madison National Life.

REINSURANCE AND POLICY RETENTION LIMITS

The Company increased its average retention of the first $1 million of Medical Stop-Loss exposure to 45.3% in 2005 from 34.1% in 2004. In 2005 and 2004, Standard Security Life and Madison National Life also ceded, on average, 21.9% and 19.3%, respectively, of their Medical Stop-Loss business to their affiliate, Independence American. Standard Security Life retained 80% of DBL premium with the balance ceded, as of July 1, 2004, to Independence American. Retentions on other lines of business remained relatively constant in 2005.  The Company has sufficient capital to retain even greater risk, but it purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

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

Maximum net retention limits for Standard Security Life at December 31, 2005 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) up to $1,000,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; (v) $25,000 on its special disability business; and (vi) up to $1,000,000 for fully-insured medical in a calendar year.  Standard Security Life also maintains catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 2005, maximum net monthly retention limits on any one life for Madison National Life were: (i) $5,000 per month on group long-term disability insurance; (ii) $1,400 per week on group short-term disability insurance; (iii) $112,500 per individual on group term life, accidental death benefits, including supplemental life and accidental death and dismemberment; (iv) $125,000 on substandard ordinary life, group credit life, group family life and individual ordinary life; (v) up to $1,000,000 on any one medical stop-loss claim; (vi) $1,200 per month on credit disability insurance; and (vii) individual monthly benefits from $1,000 to $2,500 depending on recipient age and length of benefit period for individual accident and health insurance; and (viii) up to $1,000,000 for fully-insured medical in a calendar year.

The following reinsurers represent 81.7% of the total ceded premium for the year ended December 31, 2005:

Independence American Insurance Co.	28.5%
Everest Reinsurance Co.	18.8%
American Re-Insurance Co.	14.2%
ReliaStar Life Insurance Company	13.7%
Transatlantic Reinsurance Company	6.5%
81.7%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to its affiliate, Independence American, (ii) to individual reinsurance companies that are rated "A" or better by Best or (iii) upon provision of adequate security.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2005 and 2004, the Insurance Group's ceded reinsurance in-force was $3.5 billion and $3.3 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 17 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

More than 96.9% of the Company's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2005, approximately 94.1% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Board of Directors.

As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations.   Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued.  The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death.  Standard Security Life and Madison National Life are also required by law to have an annual asset adequacy analysis, which, in general, projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company.  Standard Security Life and Madison National Life invest their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective Boards of Directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. The Company utilizes options to modify the duration and average life of the assets.

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as of December 31, 2005:

	CARRYING	% OF TOTAL
INVESTMENTS BY TYPE	VALUE	INVESTMENTS

Fixed maturities:
United States Government and
government agencies and authorities	$85,811	10.0%
Government-sponsored enterprise	66,302	7.7%
States, municipalities and political
subdivisions	99,006	11.6%
All other corporate securities	431,889	50.5%

Total fixed maturities	683,008	79.8%

Equity securities:
Industrial, miscellaneous and all other
common stocks	3,522	0.4%
Non-redeemable preferred stocks	58,778	6.9%

Total equity securities	62,300	7.3%

Short-term investments	8,810	1.0%
Securities purchased under agreements
to resell	44,399	5.2%
Investment partnership interests	20,519	2.4%
Operating partnership interests	6,659	0.8%
Policy loans	28,861	3.4%
Investment in trust subsidiaries	1,146	0.1%
Other	102	-

Total investments	$855,804	100.0%

At December 31, 2005, 94.1% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 2005, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	50.8%
AA	3.8%
A	20.8%
BBB	18.7%
BB or lower	5.9%
100.0%

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income, and unrealized gains and losses recognized in stockholders' equity as accumulated other comprehensive income or loss:

	2005	2004	2003
Consolidated Statements of	(In thousands)
Operations
Net investment income	$40,663	$42,915	$35,796
Net realized and unrealized gains	2,077	2,394	313

Consolidated Balance Sheets
Net unrealized losses	(12,449)	(4,713)	(2,366)

Total pre-tax investment
performance	$30,291	$40,596	$33,743

The above net unrealized losses, which have been recognized in the Consolidated Balance Sheets, represent the net change occurring during the year, prior to adjustments for deferred acquisition costs and deferred income taxes.

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

IHC is an insurance holding company; as such, IHC and the Insurance Group are subject to regulation and supervision by the insurance supervisory agencies of New York in the case of Standard Security Life and Wisconsin in the case of Madison National Life.  Each of Standard Security Life and Madison National Life is also subject to regulation and supervision in all jurisdictions in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or holding company.

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

Risk-based capital requirements are imposed on life and property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  The risk-based capital ratios for each of Standard Security Life and Madison National Life exceed such minimum ratios.

EMPLOYEES

At December 31, 2005, the Company had 264 employees.

ITEM 1A.

RISK FACTORS

The risks and uncertainties described below are not the only ones that the Company faces but only those identified by the Company, in accordance with the requirements of Item 503(c) of Regulation S-K, as being the most significant factors that make investment in the Company speculative or risky and that have special application to the Company.  Additional risks and uncertainties not presently known to the Company or that the Company currently deems less significant than identified herein may also make investment in the Company speculative or risky.

If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company's common stock could decline.

The Company's Loss Reserves are Based on an Estimate of Its Future Liability, and if Actual Claims Prove to be Greater Than The Company's Reserves, Its Results of Operations and Financial Condition May Be Adversely Affected

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees, and costs not associated with specific claims but related to the claims payment functions for reported and unreported claims incurred as of the end of each accounting period. Because setting reserves is inherently uncertain, the Company cannot be sure that current reserves will prove adequate. If the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings, and these charges could be material. Reserves do not represent an exact calculation of liability.  Rather, reserves represent an estimate of what the Company expects the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on the Company's assessment of facts and circumstances then known. Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting lag between the occurrence of the insured event and the time it is reported to the Company.  The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed.

The Company's Results May Fluctuate as a Result of Factors Generally Affecting the Insurance and Reinsurance Industry

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause the Company's results to fluctuate. The industry and the Company's financial condition and results of operations may be affected significantly by:

•

Fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital;

•

Rising levels of actual costs that are not known by companies at the time they price their products;

•

Losses related to epidemics, terrorist activities, random acts of violence or declared or undeclared war;

•

Changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers' liability;

•

The overall level of economic activity and the competitive environment in the industry;

•

Greater than expected use of healthcare services by members;

•

New mandated benefits or other regulatory changes that increase the Company’s costs; and

•

Failure of MGUs to adhere to underwriting guidelines as required by the Company in its MGU agreements.

The occurrence of any or a combination of these factors, which is beyond the Company’s control, could have a material adverse effect on its results.

If the Rating Agencies Downgrade the Company's Insurance Companies, the Company's Results of Operations and Competitive Position in the Industry May Suffer

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Standard Security Life is rated "A" (Excellent) and Madison National Life is rated "A-" (Excellent) by A.M. Best Company, Inc. ("Best"). Best's ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors.  The ratings of Standard Security Life and Madison National Life are subject to periodic review by Best.  If Best reduces either or both Madison National Life's or Standard Security Life's ratings from its current levels, the Company's business could be adversely affected.

Certain Proposed Federal and State Legislation May, if Adopted, Adversely Affect the Company's Employer Medical Stop-Loss Business

In the continuing debate over health care reform, certain federal and state legislation has been proposed which could have the effect of making plan sponsors, administrators, or certain other parties liable for punitive damages in state court. State legislatures also periodically consider bills to fund deficits in state high-risk health care pools that, through assessments, will place an additional financial burden on employee benefits plans. While the Company cannot predict whether any of these or other proposals will be adopted or, what, if any, impact the enactment of such proposals would have on its employer medical stop-loss business, the number of employers offering health benefits or choosing self-insured plans could be reduced, plans could increase the portion paid by employees (thereby reducing participation), pricing and coverage options could be affected, and the Insurance Group could be faced with greater liability exposures.

The Company's Inability to Assess Underwriting Risk Accurately Could Reduce Its Net Income

The Company's success is dependent on its ability to assess accurately the risks associated with the businesses on which the risk is retained. If the Company fails to assess accurately the risks it retains, the Company may fail to establish the appropriate premium rates and the Company's reserves may be inadequate to cover its losses, requiring augmentation of the reserves, which in turn would reduce the Company's net income.

The Company’s MGU agreements require that the MGU follow underwriting guidelines published by the Company and amended from time to time.  Failure to follow these guidelines may result in termination or modification of the MGU agreement. The Company performs periodic audits to confirm adherence to the guidelines, but it is possible that the Company would not detect a breach in the guidelines for several months after the infraction which could result in a material impact on the Net Loss Ratio for that MGU and could have an adverse impact on the Company’s operating results.

Decreases in the Fair Market Value of Fixed Maturities May Greatly Reduce the Value of the Company's Investment Portfolio, and as a Result, the Company's Financial Condition May Suffer

At December 31, 2005, fixed maturities represented $683.0 million or 79.8% of the Company's total investments of $855.8 million. The fair market value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by the Company will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of market value fluctuations affects the Company's Consolidated Financial Statements. Because all of the Company's fixed maturities are classified as available for sale, changes in the fair market value of the Company's securities are reflected in the Company's stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect the Company's stockholders' equity, total comprehensive income and/or cash flows.

If the Company Fails to Comply With Extensive State and Federal Regulations, the Company Will Be Subject to Penalties, Which May Include Fines and Suspension and Which May Adversely Affect the Company's Results of Operations and Financial Condition

The Company is subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This regulation, generally administered by a department of insurance in each state in which the Company does business, relates to, among other things:

•

Approval of policy forms and premium rates;

•

Standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

•

Licensing of insurers and their agents;

•

Restrictions on the nature, quality and concentration of investments;

•

Restrictions on transactions between insurance companies and their affiliates;

•

Restrictions on the size of risks insurable under a single policy;

•

Requiring deposits for the benefit of policyholders;

•

Requiring certain methods of accounting;

•

Prescribing the form and content of records of financial condition required to be filed; and

•

Requiring reserves for unearned premium, losses and other purposes.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters.

The Insurance Group's business depends on compliance with applicable laws and regulations and its ability to maintain valid licenses and approvals for its operations. Regulatory authorities have broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, the Insurance Group follows practices based on its interpretations of regulations, or those that it believes to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If the Insurance Group does not have the requisite licenses and approvals and does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Insurance Group from carrying on some or all of its activities or otherwise penalize it. That type of action could have a material adverse effect on the Insurance Group's business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on the Insurance Group's business.

ITEM 1B.

 UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

 PROPERTIES

IHC

IHC has entered into a renewable short-term arrangement with Geneve Corporation for the use of 6,750 square feet of office space as its corporate headquarters in Stamford, Connecticut.

Standard Security Life

Standard Security Life leases 13,000 square feet of office space in New York, New York as its corporate headquarters, 3,000 square feet of office space in Farmington, New York for its DBL claims processing center and 800 square feet of office space in Heathrow, Florida for a marketing office.

Madison National Life

Through May 31, 2006, Madison National Life is leasing 17,500 square feet of office space in Middleton, Wisconsin as its corporate headquarters.  Commencing June 1, 2006, Madison National Life will move its corporate headquarters to Madison, Wisconsin, where it will begin leasing 27,450 square feet of space.  Madison National Life also leases 3,900 square feet in Birmingham, Alabama for its military and government individual life and annuity division, 1,300 square feet in Austin, Texas for executive office space, and 2,400 square feet in Wilkesboro, North Carolina for its credit agency.

Majestic Underwriters

Majestic leases 5,495 square feet of office space in Troy, Michigan as its corporate headquarters and 984 square feet in Hinsdale, Illinois.

Health Plan Administrators

HPA leases 4,083 square feet of office space in Tampa, Florida as its corporate headquarters and 210 square feet in Pewaukee, Wisconsin.

GroupLink

GroupLink leases 9,024 square feet of office space in Indianapolis, Indiana as its corporate headquarters and 1,495 square feet in Tempe, Arizona.

Insurers Administrative Corporation

IAC leases 49,000 square feet of office space in Phoenix, Arizona as its corporate headquarters, and 5,000 square feet in Rockford, Illinois.

Community America Insurance Services

CAIS leases 1,240 square feet of office space in Bloomington, Minnesota.

ITEM 3.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 15, 2004, the Company moved the listing of IHC common stock to the New York Stock Exchange. The Company's common stock now trades under the symbol IHC.  Prior to that the common stock traded on the NASDAQ National Market tier at the NASDAQ Stock Market under the symbol INHO. The following tabulation shows the high and low sales prices for IHC's common stock.

	HIGH	LOW
QUARTER ENDED:
December 31, 2005	$19.81	$17.49
September 30, 2005	18.75	17.36
June 30, 2005	18.15	17.50
March 31, 2005	20.16	17.90

QUARTER ENDED:
December 31, 2004	$19.05	$17.95
September 30, 2004	22.75	16.71
June 30, 2004	21.25	16.18
March 31, 2004	18.88	13.33

IHC's stock price closed at $19.55 on December 31, 2005.

At February 28, 2006, the number of record holders of IHC's common stock was 1,067.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 9, 2005 and December 6, 2005 for a total annual dividend of $.05 per share.

IHC declared a special 80% stock dividend on June 8, 2004, which was distributed on July 2, 2004. The transaction was accounted for as a stock split effected in the form of a dividend. All share and per share disclosures in this Form 10-K reflect such dividend.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 9, 2004 and December 9, 2004 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.0278 per share on its common stock on November 18, 2003.

In 2005 and 2004, IHC issued 239,122 and 129,808 shares of common stock, respectively, as private placements of unregistered securities under Section 4(2) of the Securities Act of 1933 ("Securities Act"). Accordingly, the shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Information pertaining to the Company's common stock is provided in Note 13 of Notes to Consolidated Financial Statements included in Item 8.

Share Repurchase Program

In June 2004, the Board of Directors authorized an additional 450,000 share repurchase. As of December 31, 2005, 109,837 shares were still authorized to be repurchased under the plan. This repurchase plan, like the 450,000 share repurchase authorized in 2002, is a continuation of a program initiated in 1991 as described in Note 13 of Notes to Consolidated Financial Statements.

The following table summarizes information with respect to the share repurchase program:

2005			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	100,000	$18.54	320,037
February	-	-	320,037
March	44,400	18.07	275,637
April	53,600	18.10	222,037
May	46,000	18.10	176,037
June	16,200	17.60	159,837
July	10,100	17.58	149,737
August	39,900	17.60	109,837
September	-	-	109,837
October	-	-	109,837
November	-	-	109,837
December	-	-	109,837

Copies of all of the Company’s filings with the Securities and Exchange Commission can be found on the Company's website:  www.independenceholding.com

 ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

		Year Ended December 31,

	2005	2004	2003	2002	2001
		(In thousands, except per share data)
Income Data:
Total revenues	$296,417	$225,669	$187,878	$174,353	$151,590
Net income	17,301	22,939	18,593	15,813	14,383
Balance Sheet Data:
Total investments	855,804	720,700	593,403	533,581	537,090
Total assets	1,150,923	970,082	898,302	744,128	725,796
Insurance liabilities	854,205	681,329	646,969	528,839	513,224
Debt and junior subordinated
debt securities	50,646	50,646	35,182	8,438	12,188
Common stockholders' equity	198,751	188,853	168,896	153,718	137,548
Per Share Data:
Cash dividends declared per
common share	.05	.05	.0278	.0278	.0278
Basic income per common share	1.23	1.63	1.33	1.13	1.02
Diluted income per common share	1.21	1.60	1.30	1.10	1.00
Book value per common share	14.06	13.39	12.14	11.02	9.81

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly-owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriter (“MGU”) affiliates, Health Plan Administrators (“HPA”), GroupLink Inc. (“GroupLink”) and Community America Insurance Services Inc. (“CAIS”, formerly CA Insurance Services LLC).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. (NASDAQ:AMIC) which owns Independence American Insurance Company (“Independence American”) and several MGU’s.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, major medical, STM, dental, vision, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. Management has always focused on managing costs of operations, and the Company believes that the acquisition of IAC in January 2006 should afford it an opportunity to affect further cost efficiencies.

The following is a summary of key performance information and events:

•

Net income of $17.3 million in 2005 ($1.21 per share, diluted), a 24.6% decrease from 2004;

•

Generated consolidated investment yield of 5.1% in 2005 as compared to 6.2% in 2004 which had a particularly adverse effect on the Individual Life, Annuities and Other segment;

•

2005 net income was negatively impacted by higher net loss ratios from certain Medical Stop-Loss programs.  The Net Loss Ratios (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) for the Medical Stop-Loss line of business for the years ended December 31, 2005, 2004 and 2003 were 93.2%, 86.6% and 84.1%, respectively;

•

Revenues of $296.4 million, a 31.3% increase from 2004 primarily due to an increase in net retention of the Medical Stop-Loss line to 45.3% in 2005 from 34.1% in 2004 (“retention” refers to net earned premiums after reinsurance);

•

Gross premiums in the Medical Stop-Loss line of business decreased 7.5% due, in part, to the continuing generally "soft" market;

•

Appointed three new MGUs expected to generate significant Medical Stop-Loss premium in 2006, (revenues for the Company will depend on retention percentages and other factors);

•

Increased ownership in AMIC to 48% during 2005;

•

Effective June 2005, acquired a $120 million block of life and annuity policies; and, effective December 2005, acquired a $36 million block of life and annuity business, which together have helped increase assets to over $1.1 billion;

•

In 2005, acquired a 45% interest in CAIS, which markets major medical and other products for IHC; and in February 2006, acquired the remaining 55% interest;

•

In 2005, acquired HPA, a marketing and administrative organization specializing in short-term medical insurance products and GroupLink, a marketing and administrative organization specializing in dental benefits;

•

As of January 31, 2006,  acquired IAC, a leading producer and administrator of group and individual major medical insurance (including Consumer Driven Health Plans (CDHPs)) and other life and health policies;

•

As of January 1, 2005, reinsured, on a 100% quota share basis, a block of group major medical policies. All regulatory approvals to assume this block have been received, and policies were assumed effective December 1, 2005. Through December 31, 2005, the Company has recorded $39.9 million of gross earned premiums and $13 million of net earned premiums on this block; and

•

Approved to write a variety of fully-insured medical products in a majority of states for the insurance companies.

Information pertaining to the Company's business segments is provided in Note 18 of Notes to Consolidated Financial Statements included in Item 8.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis.

Insurance Premium Revenue Recognition and Policy Charges

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

Policies that do not subject the Company to significant risk arising from mortality or morbidity are considered investment contracts. Deposits received from such contracts are reported as other policyholder funds. Policy charges for investment contracts consist of fees assessed against the policyholder account for maintenance, administration and surrender of the policy prior to contractually specified dates, and are recognized when assessed against the policyholder account balance.

Health

Premiums for short-duration medical insurance contracts are intended to cover expected claim costs resulting from insured events that occur during a fixed period of short duration. The Company has the ability to cancel the annual contract or to revise the premium rates at the beginning of each annual contract period to cover future insured events. Insurance premiums from annual health contracts are collected monthly and are recognized as revenue evenly as insurance protection is provided.

Premiums related to long-term and short-term disability contracts are recognized on a pro rata basis over the applicable contract term.

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses (including legal, other fees, and costs not associated with specific claims but related to the claims payment function)  for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with GAAP.  Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company’s reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company’s results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments. The Company’s estimate of loss reserves represents management’s best estimate of the Company’s liability at the balance sheet date.

Loss reserves differ for short-duration and long-duration insurance policies, including annuities. Reserves are based on approved actuarial methods, but necessarily include assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments.

All of the Company’s short-duration contracts are generated from its accident and health business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2005. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

Health

The Company believes that its recorded insurance reserves are reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that projected Net Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Net Loss Ratio for the health business (i.e., the ratio of benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2005, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $1.9 million  with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Operations.  Depending on the circumstances surrounding a change in the Net Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Operations could also be affected, such as amortization of deferred acquisition costs and commission expense.

 The Company’s health reserves by segment at December 31, 2005 are as follows (in thousands):

	Policy	Claim	Total Health
	Claims	Reserves	Reserves

Medical Stop-Loss	$2,779	$70,081	$72,860
Fully-Insured Health	-	4,000	4,000
Group Disability	545	64,711	65,256
Credit A&H	1,104	6,259	7,363
Individual A&H and Other	411	14,549	14,960
	$4,839	$159,600	$164,439

Medical Stop-Loss

The Company’s Medical Stop-Loss segment is comprised of Employer Stop-Loss, HMO Reinsurance and Provider Excess.  All of the Company’s Medical Stop-Loss policies are short-duration and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims or open claims from prior periods, including losses incurred for claims that have not been reported (“IBNR”). Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

The two “primary” assumptions underlying the calculation of loss reserves for Medical Stop-Loss business are (i) projected Net Loss Ratio, and (ii) claim development patterns.  The projected Net Loss Ratio is set at expected levels consistent with the underlying pricing assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on recent claim development history (“Claim Development Patterns”).  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns.  The Company has concluded that a reasonably likely change in the Projected Net Loss Ratio assumption could have a material effect on the Company’s financial condition, results of operations, or liquidity (“Material Effect”) but a reasonably likely change in the Claim Development Pattern would not have a Material Effect.

Projected Net Loss Ratio

Generally, during the first twelve months of an underwriting year, reserves for Medical Stop-Loss are first set at the Projected Net Loss Ratio, which is set using pricing assumptions developed using completed prior experience trended forward. The Projected Net Loss Ratio is the Company’s best estimate of future performance until such time as developing losses provide a better indication of ultimate results.

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  While the Company believes that larger variations are possible (as is the case with the 2004 underwriting year which deviated by ten Net Loss Ratio points), based on a review of historical Net Loss Ratios experienced by the Company, the reasonably likely deviation from the expected Net Loss Ratio was between three and five Net Loss Ratio points.  Therefore, based on its experience to date, it was reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points  above or below the expected pricing Net Loss Ratio.  The impact of these reasonably likely changes at December 31, 2005, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $2.7 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2005 Consolidated Statement of Operations.

Major factors that affect the Projected Net Loss Ratio assumption in reserving for Medical Stop-Loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (iii) the adherence by the MGUs that produce and administer this business to the Company’s underwriting guidelines.   Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio as discussed above.

Claim Development Patterns

Subsequent to the first twelve months of an underwriting year, the Company’s developing losses provide a better indication of ultimate losses. At this point, claims have developed to a level where Claim Development Patterns can be applied to generate reasonably reliable estimates of ultimate claim levels.  Development factors based on historical patterns are applied to paid and reported claims to estimate fully developed claims. Claim Development Patterns are reviewed quarterly as reserve estimates are developed and are based on recent claim development history. The Company must determine whether changes in development represent true indications of emerging experience or are simply due to random claim fluctuations.

The Company also establishes its best estimates of claim development factors to be applied to more developed treaty year experience.  While these factors are based on historical Claim Development Patterns, actual claim development may vary from these estimates.  The Company does not believe that reasonably likely changes in its actual claim development patterns would have a Material Effect.

Predicting ultimate claims and estimating reserves in Medical Stop-Loss is more complex than first dollar medical and disability business due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims, whereas fluctuations in aggregate coverage are largely attributable to frequency of underlying claims rather than severity. Liabilities for first dollar medical reserves and disability coverages are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.

Due to the short-term nature of Medical Stop-Loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Employer Stop-Loss, as noted above, the Company maintains its reserves based on underlying pricing assumptions until it determines that an adjustment is appropriate based on emerging experience from all of its MGUs for prior underwriting years.  Reserves for HMO Reinsurance and Provider Excess are adjusted on a policy by policy basis.  Because of the small number of HMO Reinsurance and Provider Excess policies it writes, the Company is able to evaluate each policy individually for potential liability by reviewing open claims with each HMO or provider group and applying completion factors using historical data.

Fully-Insured Health

Reserves for fully-insured medical and dental business are established using historical claim development patterns. Claim development by number of months elapsed from the incurred month is studied each month and development factors are calculated. These claim development factors are then applied to the amount of claims paid to date for each incurred month to estimate fully complete claims. The difference between fully complete claims and the claims paid to date is the estimated reserve. Total reserves are the sum of the reserves for all incurred months.

The primary assumption in the determination of fully insured reserves is that historical claim development patterns are representative of future claim development patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are minimal. The delay in submission of claims tends to be stable over time and not subject to significant volatility. The Company does not believe that any reasonably likely change in these factors will have a Material Effect.

Group Disability

The Company’s Group Disability segment is comprised of Long Term Disability (“LTD”) and Disability Benefits Law (“DBL”).  The two “primary” assumptions on which Group Disability reserves are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, the Company would increase reserves because there would be more new claims than expected.  In regard to the assumed recovery rate, if disabled lives recover more quickly than anticipated then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased. Advancements in medical treatments could affect future recovery, termination, and mortality rates. With respect to LTD only, other assumptions are:  (i) changes in market interest rates; (ii) changes in offsets; (iii) advancements in medical treatments; and (iv) cost of living.  Changes in market interest rates could change reserve assumptions since the payout period could be as long as 40 years. Changes in offsets such as Social Security benefits, retirement plans and state disability plans also impact reserving. As a result of the forgoing assumptions, it is possible that the historical trend may not be an accurate predictor of the future development of the block. As with most long term insurance reserves that require judgment, the reserving process is subject to uncertainty and volatility and fluctuations may not be indicative of the claim development overall.

While the Company believes that larger variations are possible, the Company does not believe that reasonably likely changes in its “primary” assumptions would have a Material Effect.

Credit Accident and Health (“A&H”)

The primary assumptions used in estimating the Credit A&H reserves relate to: (i) the mix of ages of the insured; (ii) the rate of disability; and (iii) the rate of mortality of disabled lives.  If the mix is skewed towards older age groups the probability of disability increases.  If the rate of disability increases, the Company would increase reserves.  If mortality of disabled lives improves, the Company would have to pay benefits for a longer period of time. Ranges are not used to determine the ultimate amount of reported reserves for Credit A&H. Management records its best estimate based on the Company’s experience. Credit A&H policies are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported.   The Company establishes reserves for benefit claims that (i) have been reported, but not paid; and (ii) have been incurred, but not reported.

Individual A&H and Other

This segment is a combination of closed lines of business as well as certain small existing lines.  While the assumptions used in setting reserves vary between these different lines of business, the assumptions would generally relate to the following: (i) the rate of disability; (ii) the morbidity rates on specific diseases; and (iii) accident rates. The reported reserves are based on management’s best estimate for each line within this segment. General uncertainties that surround all insurance reserving methodologies would apply.  However, since the Company has such few policies of this type, volatility may occur due to a small number of claims.

Deferred Acquisition Costs

Costs that vary with and are primarily related to acquiring insurance policies and investment type contracts are deferred and recorded as deferred policy acquisition costs ("DAC").  These costs are principally broker fees, agent commissions, and the purchase prices of acquired blocks of business. DAC is amortized to expense and reported separately in the Consolidated Statements of Operations. All DAC within a particular product type is amortized on the same basis using the following methods:

Life

For traditional life insurance and other premium paying policies accounted for under Statement of Financial Accounting Standards ("SFAS") No. 60, amortization of DAC is charged to expense over the related premium revenue recognition period.  Assumptions used in the amortization of DAC are determined based upon the conditions as of the date of policy issue or assumption and are not generally revised during the life of the policy.

For long duration type contracts accounted for under SFAS No. 97, such as annuities and universal life business, amortization of DAC is charged to expense over the life of the book of such contracts based on the present value of the estimated gross profits ("EGPs") expected to be realized over the life of the book of contracts. EGPs consist of margins based on expected mortality rates, persistency rates, interest rate spreads, and other revenues and expenses.  The Company regularly evaluates its EGP's to determine if actual experience or other evidence suggests that earlier estimates should be revised. If the Company determines that the current assumptions underlying the EGPs are no longer the best estimate for the future due to changes in actual versus expected mortality rates, persistency rates, interest rate spreads, or other revenues and expenses, the future EGPs are updated using the new assumptions and prospective unlocking occurs. These updated EGPs are locked into for future amortization calculations. The total amortization recorded to date is adjusted through a current charge or credit to the Consolidated Statement of Operations.

Health

For credit health insurance policies accounted for under SFAS No. 60, amortization of DAC is charged to expense in proportion to premium revenue recognized.

Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale or trading securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities. The Company has approximately $8.3 million and $7.5 million in trading accounts at December 31, 2005 and 2004, respectively. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations as net realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net income was $17.3 million or $1.21 per share, diluted, for the year ended December 31, 2005, a decrease of $5.6 million compared to net income of $22.9 million, or $1.60 per share, diluted, for the year ended December 31, 2004. The Company's income before taxes decreased $7.7 million to $25.9 million for the year ended December 31, 2005 from $33.6 million for 2004.

Information by business segment for the years ended December 31, 2005 and 2004 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2005	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$128,501	4,344	1,411	7,120	88,075	-	34,957	$18,344
Fully-Insured	17,423	(75)	-	6,710	10,784	600	13,271	(597)
Group disability,
life, annuities
and DBL	41,888	8,276	-	553	29,301	154	15,729	5,533
Individual life,
annuities
and other	28,531	25,965	-	605	35,682	4,521	7,891	7,007
Credit life and
disability	20,694	815	-	133	9,748	4,813	7,362	(281)
Corporate	-	1,338	-	108	-	-	4,157	(2,711)
Sub total	$237,037	40,663	1,411	15,229	173,590	10,088	83,367	27,295
Realized and un-
realized gains								2,077
Interest expense								(3,496)
Income before
income taxes								25,876
Income taxes								(8,575)
Net income								$17,301

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2004	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$97,140	3,519	2,334	2,519	61,267	-	26,430	$17,815
Fully-Insured	-	-	-	-	-	-	-	-
Group disability,
life, annuities
and DBL	36,734	8,482	-	127	27,483	140	12,019	5,701
Individual life,
annuities and
other	20,757	26,737	-	850	28,446	4,250	6,044	9,604
Credit life and
disability	19,436	1,022	-	40	8,746	4,152	6,968	632
Corporate	-	3,155	-	423	-	-	3,756	(178)
Sub total	$174,067	42,915	2,334	3,959	125,942	8,542	55,217	33,574
Realized and un-
realized gains								2,394
Interest expense								(2,338)
Income before
income taxes								33,630
Income taxes								(10,691)
Net income								$22,939

Premiums Earned

Total premiums earned grew $62.9 million to $237.0 million in 2005 from $174.1 million in 2004. The increase is due to: (i) the Medical Stop-Loss segment which increased $31.4 million primarily due to $29.8 million in increased retention and a $1.6 million increase due to a Net Loss Ratio cover for the 2004 underwriting year that did not exist in 2004; (ii) the new Fully-Insured Health segment (formerly Strategic Health) which had $17.4 million of premiums in 2005; (iii) the Individual and Other segment which increased $7.8 million comprised of an increase in retention in blanket accident and sickness policies, an increase in the ordinary life line primarily due to acquisitions and growth in the military and civilian government employee division; (iv) the Credit segment which increased $1.2 million; and (v) a $5.1 million increase in the Group segment due to a $2.7 million increase in group LTD and group life, a $4.3 million increase in other group A&H due to new Point of Service business, partially offset by a $1.9 million decrease in DBL due to the 20% reinsurance agreement with Independence American effected as of  July 1, 2004.

Net Realized and Unrealized Gains

The Company had net realized and unrealized gains of $2.1 million in 2005 compared to $2.4 million in 2004, for a decrease in realized and unrealized gains of $.3 million. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income decreased $2.3 million primarily due to an increase in lower yielding equity securities, and a move toward municipal securities which also provide lower yields, but result in income tax advantaged earnings. In addition, the Company’s investments in limited partnerships in the Corporate segment contributed less investment income in 2005 than in 2004. The decrease in yields was partially offset by an increase in invested assets due to the acquisition of policy blocks in 2005. The annualized return on investments was 5.1% for 2005 versus 6.2% for 2004.

Equity Income

Equity income from AMIC decreased $.9 million due to a decrease in earnings of AMIC, partially offset by an increase in IHC's ownership to approximately 48% at December 31, 2005 from 40% at December 31, 2004.

Fee Income and Other Income

Fee income increased $7.2 million due to: (i)$6.7 million in fee income from the Fully-Insured Health segment (formerly Strategic Health), which did not exist in 2004, primarily due to $5.6 million in fee income at HPA, and $1.1 million in fee income at GroupLink, and; (ii) a $0.5 million increase in the Medical Stop-Loss segment primarily caused by a $1.0 million increase in fee income at Majestic, partially offset by a $0.5 million decrease in fee income at another MGU.

Total other income increased $4.0 million due primarily to (i) a $1.4 million increase from a commutation agreement, pursuant to which, effective as of January 1, 2005, the reinsurer returned 94% of the net premium collected to date with respect to the 2003 Medical Stop-Loss business ceded to such reinsurer, and the Company has released most future liabilities of such reinsurer with respect to such business; (ii) a $1.4 million increase from the Excess of Loss

Agreement related to the expired portion of the 2004 treaty year business; and (iii) $1.2 million primarily generated from the Medical Stop-Loss business.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $47.6 million. The increase is due to: (i) $26.8 million in the Medical Stop-Loss segment primarily resulting from an increase in retention in 2005 as well as higher Net Loss Ratios on its Medical Stop-Loss line of business in 2005 (93.2%) as compared to 2004 (86.6%); (ii) an increase of $10.8 million in the Fully-Insured Health segment which was not formed until after the third quarter of  2004; (iii) a $7.2 million increase in the Individual and Other segment due to higher losses on the assumed block of annuity and life business in run-off status, and higher mortality losses on the ordinary life line subsequent to the acquisitions; (iv) a $1.0 million increase in Credit claims and reserves due to an increase in premiums; and (v) an increase of $1.8 million in the Group segment primarily due to a $1.3 million increase in the GTL line caused by increased retention and frequency of claims experienced, a $2.1 million increase in the group A&H line due to new business, and a $.7 million increase in the VFD annuity line due to increased business, partially offset by a $2.3 million decrease in the DBL line due to the 20% reinsurance agreement previously mentioned. Insurance benefits, claims and reserves for 2005 includes a charge of $.6 million to reflect loss development from prior years and a corresponding increase in reserves for the current year.  While management sets reserves based on its best estimates of ultimate claim settlement costs, the Company adjusts reserves as claims mature, approach settlement or are otherwise resolved.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $1.5 million due to amortization of expenses related to the new Fully-Insured Health segment (formerly Strategic Health) and acquisitions of policy blocks.

Interest Expense on Debt

Interest expense increased $1.2 million primarily due to the issuance of $15.5 million of fixed rate subordinated debt during the fourth quarter of 2004. The Company has $38.2 million of fixed rate debt (including $25.7 million of junior subordinated debt) and $12.4 million of floating rate junior subordinated debt. The floating rate debt carried a weighted average interest rate of 7.3% in 2005 versus 5.5% in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $28.1 million primarily due to (i) an $8.5 million increase in the Medical Stop-Loss segment caused by a $2.9 million increase in commissions due to greater retention rates, higher profit commissions and higher levels of assumed premiums, which charge higher commission rates, and a $5.6 million increase in other general expenses corresponding with the increase in premiums; (ii) a $13.3 million increase in the Fully-Insured Health segment (formerly Strategic Health) due to the formation of SHA and the business of HPA and GroupLink, which has no comparable amount in 2004; (iii) a $3.7 million increase in the Group segment primarily due to a $1.8 million increase in commissions, $.5 million in expenses on new business in the group A&H line, a $1.1 million increase in commissions on annuities, and $.5 million of increased expenses in the GTL line, partially offset by a $.2 million decrease in other expenses; (iv) a $1.8 million increase in the Individual and Other segment due to $1.0 million in increased commissions on annuities, a $.5 million increase in expenses on the blanket line, and a $.3 million increase in other expenses; (v) a $.4 million increase in the Credit segment due to increased commissions and expenses commensurate with higher premiums; and (vi) a $.4 million increase in Corporate segment expenses primarily due to higher audit fees and Sarbanes-Oxley compliance costs.

Income Taxes

Income tax expense decreased $2.1 million to $8.6 million for the year ended December 31, 2005 from $10.7 million for 2004.  This results in effective rates of 33.1% for the year ended December 31, 2005 and 31.8% for the year ended December 31, 2004. The higher effective tax rate in 2005 primarily reflects the impact in 2004 of the reversal of $1.1 million in prior tax expenses based upon the provisions of the 2004 American Jobs Creation Act, which was not repeated in 2005, partially offset by an increase in income earned on tax-advantaged securities in 2005.

Fourth Quarter Earnings

Net income amounted to $895,000, or $.06 per share, diluted, for the three months ended December 31, 2005 compared to $6,343,000, or $.44 per share, diluted, for the three months ended December 31, 2004. The decrease in net income in the fourth quarter of 2005 is primarily attributable to higher than expected Net Loss Ratios on the employer Medical Stop-Loss segment due to claim development in 2005; and a significant reduction in investment income due to lower yields in 2005 as compared to 2004.

Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net income was $22.9 million or $1.60 per share, diluted, for the year ended December 31, 2004, an increase of $4.3 million compared to net income of $18.6 million, or $1.30 per share, diluted, for the year ended December 31, 2003. The Company's income before taxes increased $4.9 million to $33.6 million for the year ended December 31, 2004 from $28.7 million for 2003.

Information by business segment for the years ended December 31, 2004 and 2003 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2004	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$97,140	3,519	2,334	2,519	61,267	-	26,430	$17,815
Fully-Insured	-	-	-	-	-	-	-	-
Group disability,
life, annuities
and DBL	36,734	8,482	-	127	27,483	140	12,019	5,701
Individual life,
annuities
and other	20,757	26,737	-	850	28,446	4,250	6,044	9,604
Credit life and
disability	19,436	1,022	-	40	8,746	4,152	6,968	632
Corporate	-	3,155	-	423	-	-	3,756	(178)
Sub total	$174,067	42,915	2,334	3,959	125,942	8,542	55,217	33,574
Realized and un-
realized gains								2,394
Interest expense								(2,338)
Income before
income taxes								33,630
Income taxes								(10,691)
Net income								$22,939

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2003	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$76,123	2,693	2,292	135	46,460	-	18,066	$16,717
Fully-Insured	-	-	-	-	-	-	-	-
Group disability,
life, annuities
and DBL	36,571	7,655	-	368	24,907	118	12,324	7,245
Individual life,
annuities and
other	17,558	22,376	-	(476)	22,085	3,156	8,084	6,133
Credit life and
disability	19,155	958	-	208	8,723	3,751	7,270	577
Corporate	-	2,114	-	(165)	-	-	3,294	(1,345)
Sub total	$149,407	35,796	2,292	70	102,175	7,025	49,038	29,327
Realized and un-
realized gains								313
Interest expense								(898)
Income before
income taxes								28,742
Income taxes								(10,149)
Net income								$18,593

Premiums Earned

Total premiums earned grew $24.7 million to $174.1 million in 2004 from $149.4 million in 2003. The increase is due to: (i) the Medical Stop-Loss segment which increased $21.0 million primarily due to $10.7 million of employer stop-loss due to increased retentions and $10.3 million in premiums earned on new business; (ii) the Individual and Other segment which increased $3.2 million comprised of a $.5 million increase in retention in blanket accident and sickness policies, a $1.0 million increase due to the acquisition of a block of supplemental annuity contracts, and a $1.9 million increase in the ordinary life line due to the assumption of a block of runoff business in November 2003, partially offset by a $.2 million decrease in the remaining other individual and other lines experiencing ordinary runoff; (iii) the Credit segment which increased $.3 million; and (iv) a $.2 million increase in the Group and DBL segment due to a $.7 million increase in group LTD, a $.3 million increase in group life, partially offset by a $.8 million decrease in DBL due to the 20% reinsurance agreement with Independence American as of  July 1, 2004.

Net Realized and Unrealized Gains

The Company had net realized and unrealized gains of $2.4 million in 2004 compared to $.3 million in 2003, for an increase in realized and unrealized gains of $2.1 million. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income increased $7.1 million primarily due to an increase in invested assets due to the acquisition of policy blocks in 2004. The annualized return on investments was 6.2% for the year ended December 31, 2004 versus 6.5% in 2003.

Equity Income

Equity income from AMIC increased $.1 million due to a decrease in earnings of AMIC, more than offset by an increase in IHC's ownership to approximately 40% at December 31, 2004 from 39% at December 31, 2003.

Fee Income and Other Income

Fee income increased $2.5 million, primarily in the Medical Stop-Loss segment due to the acquisition of Majestic in July 2004.

Total other income increased $1.4 million related primarily to a $1.3 million increase in the Individual and Other segment due to the surrender of a large number of ordinary life policies.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $23.8 million. The increase is due to: (i) a $14.8 million increase in the Medical Stop-Loss segment primarily due to a $16.0 million increase in Medical Stop-Loss direct and assumed lines commensurate with increased premiums, partially offset by  decreases of $.7 million and $.5 million in the Provider Excess line and HMO Reinsurance line, respectively, caused by improvements in loss experience in those lines in 2004 versus 2003; (ii) a $6.4 million increase in the Individual and Other segment primarily due to a $2.9 million increase in annuities due to acquisitions in the fourth quarter of 2003 and June 2004, a $1.3 million increase in the VFD annuity line due to increased business, a $1.8 million increase in ordinary life claims and reserves due to higher premiums, and $.4 million of other increases; and (iii) a $2.6 million increase in the Group and DBL segment primarily due a $1.2 million increase in the LTD line due to higher loss development on the new business, a $.7 million increase in group annuities due to new business, and a $1.2 million increase in the GTL line due to new business, partially offset by a $.5 million decrease in the DBL line due to the 20% reinsurance agreement previously mentioned.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $1.5 million primarily due to a $1.1 million increase in the Individual and Other segment, and a $.4 million increase in the Credit segment caused by increased amortization of expenses related to acquisitions of new policy blocks.

Interest Expense on Debt

Interest expense increased $1.4 million primarily due to the issuance of $12.4 million of floating rate junior subordinated debt in the first quarter of 2004 which carried a weighted average interest rate of 5.5% in 2004, and a full year of interest on the $12.5 million debt under a line of credit obtained in the third quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.2 million primarily due to (i) an increase in the Medical Stop-Loss segment of $8.4 million, principally due to higher commissions and other general expenses which corresponds with the increase in premiums; (ii) a $2.0 million decrease in the Individual and Other segment due to $1.7 million in reduced commissions and a $.3 million decrease in other expenses; (iii) a $.3 million decrease in the Group and DBL segment due to a $.1 million decrease in commissions and a $.2 million decrease in other expenses; (iv) a $.3 million decrease in the Credit segment due to a $.5 million decrease in commissions caused by increased deferrals on new business, partially offset by a $.2 million increase in other expenses; and (v) a $.4 million increase in Corporate segment expenses primarily due to higher compensation costs and listing IHC’s stock on the NYSE.

Income Taxes

Income tax expense increased $.6 million to $10.7 million for the year ended December 31, 2004 from $10.1 million for 2003.  This resulted in an effective rate of 31.8% for the year ended December 31, 2004, and 35.3% for the year ended December 31, 2003, primarily reflecting the reversal of $1.1 million of prior tax expenses under the American Jobs Creation Act of 2004.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments, fixed maturities, equity securities, partnership interests and certain other current assets, net of current liabilities) amounted to $30.6 million at December 31, 2005. Corporate liquidity excludes the repayment of $12.5 million of debt due September 2006, as such debt is in the process of renewal.  During 2005, IHC repurchased 310,200 shares of its common stock for $5.6 million under its common stock repurchase program.

BALANCE SHEET

Total investments and cash and cash equivalents increased $134.6 million at December 31, 2005 largely due to net cash of $21.7 million provided by operating activities and $130.5 million received in the purchase of policy blocks, partially offset by $12.0 million in cash used for acquisitions and $5.6 million in net cash used for other purposes. The decrease in insurance reserves-health of $6.5 million is primarily due to the timing of claims payments. The $102.1 million increase in insurance reserves-life and annuity is primarily due to the acquisition of policy blocks. The $62.2 million increase in funds on deposit is primarily a result of the purchase of individual annuity policies in the second quarter of 2005. The $9.9 million increase in total stockholders' equity is primarily due to net income generated in the year ended December 31, 2005 and issuances of common shares, partially offset by an increase in net unrealized losses on investments, dividend payments and purchases of the Company's common stock.

The Company had net receivables from reinsurers of $97.4 million at December 31, 2005. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2005. As of December 31, 2005, the balance due from Independence American is $15.5 million.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 86.8% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at December 31, 2005. Also at such date, approximately 94.1% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2005, approximately 5.9% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at December 31, 2005.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the year ended December 31, 2005, the Company recorded an insignificant realized loss for other-temporary impairments. For the year ended December 31, 2004, the Company recorded a realized loss for other-than-temporary impairments of $.6 million of which $.4 million related to certain interest only securities ("IO Securities") resulting from unexpected prepayments of the mortgage obligations underlying the IO Securities due to falling interest rates. At December 31, 2005, the Company had no investments in IO Securities.

The Company's gross unrealized losses on fixed maturities totaled $18.2 million at December 31, 2005. Substantially all of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2005.

Health Reserves

The following table summarizes the prior year amount incurred in 2005 according to the year to which it relates, together with the reserve at the beginning of the year to which it relates (in thousands):

	Reserves at December 31, 2004	Prior Year Amount Incurred
Total Reserves
2004	$34,855	$(3,123)
2003	17,280	2,562
2002 and Prior	11,883	(41)
Total	$64,018	$(602)

The following sections describe, for each segment, the deficiency (unfavorable development) or redundancy (favorable development) experienced in 2005, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced net unfavorable development of $2.0 million in the Medical Stop-Loss segment. The net unfavorable development is based on $4.7 million negative development in the 2004 reserves, partially offset by positive development of $2.7 million related to prior years. While the Company establishes a best estimate of the Projected Net Loss Ratio, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below this ratio.  The Company sets its pricing and underwriting guidelines at the beginning of each treaty year based on its evaluation of its own experience and current market conditions.  Changes in market conditions through the treaty year have unexpected effects on the underwriting and rating decisions of its MGUs and produce results which vary from the expectations implicit in its pricing.  With respect to the 2004 reserves, the deviation above the Company’s estimated Projected Net Loss Ratio was ten Net Loss Ratio points. The higher deviation for 2004 was largely a result of: (i) the “soft” Medical Stop-Loss market continuing longer than anticipated; (ii) deviations from underwriting guidelines and disclosure protocols by certain of its MGUs and producers as a result of the soft market, which were detected by the Company in its 2005 underwriting audits; and (iii) an unanticipated continuation of historically high inpatient hospital cost trends. This larger than expected deviation was magnified for 2004 reserves because of an overall increase in the Company’s risk retention in that year.  With respect to the 2003 and prior reserves, the positive deviation resulted from loss development being much lower than anticipated based on the Company's historical loss development patterns.  This resulted from actual loss development from more recently appointed MGU's during this period and therefore their development patterns were not included in historical Company loss development statistics.

Group Disability

The Group Disability segment had a favorable development of $1.1 million.  This amount consists of a favorable development of $1.7 million on the 2004 reserves primarily due to DBL and an unfavorable development of $.6 million for all other years due to LTD.

Due to the long-term nature of LTD, in establishing loss reserves the Company must make estimates for case reserves, incurred but not reported reserves (“IBNR”), and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the Company’s best estimate of the present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, results can vary from year to year solely on the basis of one or two policies.  It is not uncommon for a reserve of several hundred thousand dollars to be associated with one policy.  If a small number of claimants with large policy reserves were to recover or a few large claims were incurred, the results could distort the Company’s reserve estimates from year to year.  However, there were no individual factors in 2003 that caused the unfavorable development in LTD. With respect to DBL, reserves for the most recent quarter of earned premium are established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Reserves associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The favorable development in the DBL line is due to lower than expected claims.

 There were no changes in the Company’s experience factor or the IBNR factor for Group Disability. The reserving process used by management was consistent from 2004 to 2005.

Credit A&H

The Credit A&H unfavorable development for 2005 was $.2 million which relates to 2004 reserves. There were no changes in the Company’s experience factor or the IBNR factor for Credit A&H used in the reserving process from 2004 to 2005.

Individual A&H and Other

The Individual A&H and Other segment had a favorable development of $.5 million for 2005.  The favorable development was not due to a change in assumptions, but rather the volatility of having a relatively small block of business.  The reserving process used by management was consistent from 2004 to 2005.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, December 2003 and March 2003, the Company borrowed $15 million, $12 million and $10 million, respectively, through pooled trust preferred issuances by subsidiary trusts. In September 2003, the Company entered into a $12.5 million line of credit, all of which was drawn down. The cash proceeds of the line of credit and the trust preferred securities issued in 2003 were used to repay existing debt and for general corporate purposes.  See Note 11 of the Notes to Consolidated Financial Statements in Item 8.

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations.  These obligations, as of December 31, 2005, are set forth in the table below.  However, we do not believe that our cash flow requirements can be fully assessed based upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs.  Although some outflows are fixed, others depend on future events. The Company had the following expected contractual obligations relating to debt, trust preferred securities (junior subordinated debt), non-cancelable leases, insurance reserves and funds on deposit at December 31, 2005:

		Junior			Funds
		Subordinated		Insurance	on
	Debt	Debt	Leases	Reserves	Deposit	Total

2006	$12,500	$-	$1,364	$119,787	$39,577	$173,228
2007	-	-	1,416	29,916	36,546	67,878
2008	-	-	1,346	24,685	33,722	59,753
2009	-	-	1,315	21,805	32,391	55,511
2010	-	-	1,312	20,191	29,995	51,498
2011 and
thereafter	-	38,146	5,011	216,665	198,470	458,292
Totals	$12,500	$38,146	$11,764	$433,049	$370,701	$866,160

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed maturities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. In 2005, the Company experienced an increase in unrealized losses of $12.4 million which, net of deferred tax benefits of $3.6 million and net of deferred policy acquisition costs of $2.4 million, decreased stockholders' equity by $6.4 million (reflecting net unrealized losses of $8.4 million at December 31, 2005 compared to net unrealized losses of $2.0 million at December 31, 2004). From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters (MGUs) and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for its two primary product segments ( M edical S top- L oss and G roup disability, life, annuities and DBL).  For 2006, IHC’s business plan is to: (i) improve the profitability of its core lines of business, in particular Medical Stop-Loss, while expanding distribution, (ii) diversify its product mix by accelerating its expansion into the Fully-Insured health insurance sector, and thereby reduce the volatility of its portfolio and reduce its exposure to market cycles , and (iii) continue to acquire blocks of life and annuity business , and blocks of fully-insured health and dental .  The following summarizes what IHC has accomplish ed and the outlook for 2006 and beyond by segment.

Historic Core Lines of Business

The Company's operating results have been heavily dependent on the results of its Medical Stop-Loss line of business, particularly as IHC h as increased its risk retention in recent years. The Company emphasizes underwriting profits and not top line growth.  However, Medical Stop-Loss is excess business, which is more volatile and tends to be more cyclical in nature than Fully-Insured Health business.  When an excess product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line , which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003, and less favorable conditions continued through 2005. Despite these market conditions, the Company produced Net Loss Ratio s of 84.1%, 86.6% and 93.2% for the years ended December 31, 2003 , 2004 and 2005, respectively , from its Medical Stop-Loss line.  While still profitable in 2005 , the Company does not consider this to be an acceptable Net Loss Ratio . In 2005, the Company increased rates and made changes in its underwriting guidelines in response to the results of its underwriting audits .   Based on currently available information, business incepting in 2005, of which a material portion will be earned and recorded in 2006, is projected to achieve a Net Loss Ratio that is lower than the previous year.

With respect to distribution, Standard Security Life writes Medical Stop-Loss in all 50 states through 15 MGUs.  Madison National Life, which began writing medical stop-loss in 2002 after it was upgraded to A- (Excellent) by A.M. Best, writes this line in 46 states through five MGUs.  Of these MGUs , the Company has a significant ownership interest in nine MGUs (including those owned by AMIC), which produced $156.2 million (71.4%) of IHC’s Medical Stop-Loss premium in 2005.   As a result of these changes and competitors' willingness to write business at profit margins lower than those acceptable to IHC, the Company's gross premiums from Medical Stop-Loss were reduced by approximately $22 million in 2005. In late 2005, the Company appointed three new independent MGUs that are expected to add substantial premiums in 2006.

The Company does not anticipate significant growth or shrinkage in its other historic core business, including group life and disability, DBL, and credit life and disability.

  Expansion of Fully-Insured Health Segment

Through the acquisitions of HPA  and  GroupLink, which is 75% owned by IHC, in 2005 and IAC in 2006, IHC has expanded into multiple new Fully-Insured Health first- dollar health product s, including short-term medical (“ST M ”), group major medical (including Consumer Driven Health Plans (“CDHPs”)), dental and vision (the “ Fully-Insured Health Products”).  These products are now approved in the majority of states, although the Company does not anticipate writing CDHPs in the Northeastern and certain other states. IHC will further expand its F ully- I nsured H ealth P roducts in 2006 to include major medical for individuals and families including CDHPs ) and limited medical .  Collectively, IHC will administer, manage and distribute its Fully-Insured Health Products to 50,000 general agents, agents and brokers (“Producers”) in the majority of states.  IHC believes this will be one of the largest networks of Producers focusing on the sale of Fully-Insured Health Products in the country.  In addition, in the first quarter of 2006, the Company acquired 100% of CAIS, which will market major medical for groups, individuals and families (including CDHPs ) , STM and dental products on behalf of IHC .   CAIS has announced that it has signed a definitive agreement subject to certain closing conditions to acquire a block of approximately $50 million of small group major medical business (including CDHPs) and key personnel of a marketing and administrative company. It is anticipated that most of this $50 million block of small group medical business will be trans ition ed to Madison National Life as of August 1, 2006.

The Company believes that in the next several years, its Fully-Insured Health premiums may exceed its Medical Stop-Loss premiums.   The F ully- I nsured H ealth market is a much larger market than the excess market, estimated at $500 billion compared to a Medical Stop-Loss market of approximately $4 billion. As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its F ully- I nsured Health business will grow rapidly while yielding profitable results, which will help balance the more volatile and cyclical M edical S top- L oss business.

Expansion of Life & Annuity Block Acquisitions

IHC will continue to look for financially viable life and annuity acquisitions during 2006. Although the source and timing of new acquisitions is unpredictable, the Company believes that there exists an ample supply of acquisition prospects for the remainder of 2006. It is doubtful that IHC would make a major life and annuity acquisition during the first half of 2006¸ but the probability increases during the second half of 2006.  The addition of GroupLink has now made it possible to acquire blocks of dental business, and the Company made its first such acquisition in the first quarter of 2006.  The Company is also exploring the possibility of leveraging the administrative capabilities of IAC and GroupLink to administer large blocks of life and annuities for other carriers for whom this is not a core business.

In summary, the Company anticipates improved operating performance in 2006 as a result of (i) increased premiums and fee income from multiple fully-insured health products distributed through greatly expanded distribution channels as a result of the acquisitions during 2005 and the first quarter of 2006 of IAC, HPA, GroupLink, and CAIS; (ii) improved profitability of its Medical Stop-Loss business through corrective actions instituted for the business incepting in 2005 and increases in production due to the appointment of additional MGUs; (iii) reduced susceptibility to market cycles due to a better balance between excess and fully-insured health business; and (iv) continued acquisitions of blocks of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle.  SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted.

FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment loss on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, an impairment loss must be recognized in earnings in an amount equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties; eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25; and requires that the compensation costs relating to such transactions be recognized in the statement of operations. A rule issued by the SEC in April 2005 changed the compliance date for SFAS 123(R) to the beginning of the first fiscal year beginning after June 15, 2005 and, therefore, the Company adopted SFAS 123(R) on January 1, 2006. SFAS No. 123(R) applies to all awards granted after the adoption date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the adoption date, compensation expense is recognized for the portion of outstanding awards for which the requisite service (vesting) has not yet been rendered, based on the grant-date fair value of those awards that had been calculated under SFAS No. 123 for pro forma disclosures. The impact of adoption of SFAS No. 123(R) on the Company's 2006 net income is expected to approximate the impact that SFAS No. 123 had on 2005 net income as shown in the pro forma disclosure included in Note 1(R) of the Notes to Consolidated Financial Statements in Item 8.

ITEM 7A.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2005:

	Estimated	Estimated Change
Change in Interest Rates	Fair Value	In Fair Value
	(In millions)
200 basis point rise	$597.7	$(85.3)
100 basis point rise	639.9	(43.1)
Base scenario	683.0	-
100 basis point decline	726.7	43.7
200 basis point decline	773.1	90.1

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

In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies were acquired from liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional unrealized gains in its investment portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

ITEM  8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules on page 53.

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

There has been no change in IHC's internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm are included in Item 8 of this Form 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference to "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 11.

EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to "Executive Compensation" and “Board of Directors” in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (§229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is included under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 53.

(a) (3) EXHIBITS

See Exhibit Index on page 102.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2006.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President, and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 14th day of March, 2006.

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

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGES

Report of Management on Internal Control Over Financial Reporting	54

Reports of Independent Registered Public Accounting Firm	55

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2005 and 2004	58

Consolidated Statements of Operations for the years ended
December 31, 2005, 2004 and 2003	59

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 2005, 2004 and 2003	60

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003	61

Notes to Consolidated Financial Statements	62

SCHEDULES:*

Summary of investments - other than investments in related parties at
December 31, 2005 (Schedule I)	97

Condensed financial information of parent company (Schedule II)	98

Supplementary insurance information (Schedule III)	101

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

IHC acquired GroupLink Inc. (“GroupLink”) during 2005.  Management excluded from its assessment of the effectiveness of IHC's internal control over financial reporting as of December 31, 2005, GroupLink's internal control over financial reporting associated with total assets of $1,676,000 and total revenues of $3,754,000 as of and for the year ended December 31, 2005.

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2005, IHC's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Annual Report, has issued an audit report on management's assessment of, and the effective operation of, IHC's internal control over financial reporting as of December 31, 2005, which is included herein on page 55.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Independence Holding Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

The Company acquired GroupLink Inc ("GroupLink") during 2005, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, GroupLink's internal control over financial reporting associated with total assets of $1,676,000 and total revenues of $3,754,000 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of internal control over financial reporting of GroupLink.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Holding Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 14, 2006

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 14, 2006

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2005	2004
	(In thousands)
ASSETS:
Investments:
Short-term investments	$8,810	$19,994
Securities purchased under agreements to resell	44,399	93,544
Fixed maturities	683,008	546,384
Equity securities	62,300	12,099
Other investments	57,287	48,679

Total investments	855,804	720,700

Cash and cash equivalents	12,659	13,196
Due from securities brokers	1,951	4,795
Investment in American Independence Corp. ("AMIC")	39,167	30,626
Deferred acquisition costs	62,000	37,386
Due and unpaid premiums	12,230	7,100
Due from reinsurers	109,024	121,987
Notes and other receivables	14,235	7,672
Goodwill	16,110	5,901
Other assets	27,743	20,719

TOTAL ASSETS	$1,150,923	$970,082

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$159,600	$166,087
Insurance reserves-life and annuity	273,449	171,365
Funds on deposit	370,701	308,465
Unearned premiums	18,524	17,468
Policy claims-life	8,742	6,590
Policy claims-health	4,839	2,495
Other policyholders' funds	18,350	8,859
Due to securities brokers	4,856	14,760
Due to reinsurers	11,667	9,540
Accounts payable, accruals and other liabilities	30,798	24,954
Debt	12,500	12,500
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	952,172	781,229

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares
authorized; 14,235,066 shares issued; 14,132,149 and
14,102,766 shares outstanding, respectively	14,235	14,235
Paid-in capital	78,554	78,033
Accumulated other comprehensive loss	(8,414)	(1,976)
Treasury stock, at cost; 102,917 and 132,300 shares,
respectively	(1,829)	(2,376)
Retained earnings	116,205	100,937

TOTAL STOCKHOLDERS' EQUITY	198,751	188,853

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,150,923	$970,082

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,

	2005	2004	2003
	(In thousands, except per share data)
REVENUES:
Premiums earned
Health	$195,123	$141,078	$119,929
Life and annuity	41,914	32,989	29,478
Net investment income	40,663	42,915	35,796
Net realized and unrealized gains	2,077	2,394	313
Equity income on AMIC	1,411	2,334	2,292
Fee income	9,704	2,503	-
Other income	5,525	1,456	70

	296,417	225,669	187,878

EXPENSES:
Insurance benefits, claims and
reserves:
Health	125,583	88,134	72,231
Life and annuity	48,007	37,808	29,944
Amortization of deferred
acquisition costs	10,088	8,542	7,025
Interest expense on debt	3,496	2,338	898
Selling, general and
administrative expenses	83,367	55,217	49,038

	270,541	192,039	159,136

Income before income taxes	25,876	33,630	28,742
Income tax expense	8,575	10,691	10,149

NET INCOME	$17,301	$22,939	$18,593

Basic income per common
share	$1.23	$1.63	$1.33

WEIGHTED AVERAGE SHARES
OUTSTANDING	14,018	14,058	13,963

Diluted income per common
share	$1.21	$1.60	$1.30

WEIGHTED AVERAGE DILUTED
SHARES OUTSTANDING	14,292	14,372	14,249

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				ACCUMULATED
				OTHER				TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK		RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY
				(In thousands, except shares)

BALANCE AT DECEMBER 31, 2002	14,049,510	$14,049	$94,945	$1,695	(106,239)	$(17,512)	$60,541	$153,718

Net income							18,593	18,593
Net change in unrealized gains (losses)				(1,048)				(1,048)
Total comprehensive income								17,545
Purchase of treasury stock			(174)		(387,461)	(4,285)	172	(4,287)
Exercise of common stock options			1,317		348,449	960	(154)	2,123
Common stock dividend ($.0278 per share)							(386)	(386)
Other capital transactions			183					183

BALANCE AT DECEMBER 31, 2003	14,049,510	$14,049	$96,271	$647	(145,251)	$(20,837)	$78,766	$168,896

Net income							22,939	22,939
Net change in unrealized gains (losses)				(2,623)				(2,623)
Total comprehensive income								20,316
Purchase of treasury stock			(75)		(300,780)	(5,895)	75	(5,895)
Exercise of common stock options	56,188	56	3,246		313,731	859	(139)	4,022
Common stock dividend ($.05 per share)							(704)	(704)
80% common stock dividend			(23,497)			23,497		-
Purchase of Majestic	129,808	130	1,970					2,100
Other capital transactions	(440)		118					118

BALANCE AT DECEMBER 31, 2004	14,235,066	$14,235	$78,033	$(1,976)	(132,300)	$(2,376)	$100,937	$188,853

Net income							17,301	17,301
Net change in unrealized gains (losses)				(6,438)				(6,438)
Total comprehensive income								10,863
Purchase of treasury stock					(310,200)	(5,624)		(5,624)
Exercise of common stock options			406		100,461	1,801	(1,147)	1,060
Common stock dividend ($.05 per share)							(701)	(701)
Additional purchases of AMIC					239,122	4,370	(185)	4,185
Other capital transactions			115					115

BALANCE AT DECEMBER 31, 2005	14,235,066	$14,235	$78,554	$(8,414)	(102,917)	$(1,829)	$116,205	$198,751

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,

	2005	2004	2003
	(In thousands)
Cash Flows Provided By (Used By) Operating Activities:
Net income	$17,301	$22,939	$18,593
Adjustments to reconcile net income to net change in cash
from operating activities:
Amortization of deferred acquisition costs	10,088	8,542	7,025
Net realized and unrealized gains	(2,077)	(2,394)	(313)
Equity income on AMIC and other equity method
investments	(3,096)	(3,285)	(2,482)
Depreciation and amortization	1,970	898	769
Deferred tax expense	4,859	4,494	4,765
Other	1,268	1,539	184
Changes in assets and liabilities:
Net sales of trading securities	638	551	33
Change in insurance liabilities	(11,777)	(7,998)	29,124
Additions to deferred acquisition costs	(13,436)	(12,177)	(13,008)
Change in net amounts due from and to reinsurers	19,084	9,959	(2,764)
Change in income tax liability	(193)	173	(5,167)
Change in due and unpaid premiums	(2,488)	(890)	1,093
Other	(405)	250	2,898

Net change in cash from operating activities	21,736	22,601	40,750

Cash Flows Provided By (Used By) Investing Activities:
Change in net amount due from and to securities brokers	(7,059)	6,734	(22,379)
Net sales (purchases) of short-term investments	11,297	(12,941)	(5,965)
Net sales (purchases) of securities under resale
and repurchase agreements	49,145	(66,995)	(744)
Sales of equity securities	23,780	30,623	23,386
Purchases of equity securities	(72,361)	(20,916)	(28,152)
Sales of fixed maturities	679,037	1,171,384	1,315,853
Maturities of fixed maturities	1,300	4,000	4,245
Purchases of fixed maturities	(829,251)	(1,235,879)	(1,385,168)
Proceeds of sales of other investments	6,325	2,182	38,610
Additional investments in other investments, net of
distributions	(654)	(3,280)	(22,207)
Cash paid in acquisitions of companies, net of cash
acquired	(12,049)	(1,540)	-
Investment in AMIC	(4,964)	(1,464)	(15,830)
Cash received in acquisitions of policy blocks	130,509	25,785	81,166
Change in notes receivable	(5,477)	7,335	(5,032)
Other	(2,126)	(1,726)	(1,261)

Net change in cash from investing activities	(32,548)	(96,698)	(23,478)

Cash Flows Provided By (Used By) Financing Activities:
Purchases of treasury stock	(5,624)	(5,667)	(4,287)
Exercise of common stock options	653	2,054	1,310
Proceeds of investment-type insurance contracts	15,947	16,572	7,841
Proceeds of debt and junior subordinated debt securities, net	-	14,533	33,944
Repayment of debt	-	-	(8,438)
Dividends paid	(701)	(746)	(387)

Net change in cash from financing activities	10,275	26,746	29,983

Net change in cash and cash equivalents	(537)	(47,351)	47,255
Cash and cash equivalents, beginning of year	13,196	60,547	13,292
Cash and cash equivalents, end of year	$12,659	$13,196	$60,547

The accompanying notes are an integral part of these consolidated financial statements.

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company ("IHC") is a holding company principally engaged in the life and health insurance business through its wholly-owned subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") and their subsidiaries (collectively, the "Insurance Group") and a 48% equity interest in the common stock of American Independence Corp. ("AMIC"). IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company."

Geneve Corporation, a diversified financial holding company, and its affiliated entities held 58% of IHC's outstanding common stock at December 31, 2005.

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

On June 8, 2004, IHC declared a special 80% stock dividend, payable to shareholders of record on June 18, 2004 with a distribution date of July 2, 2004. A total of 6,243,787 common shares (issued from both treasury shares and authorized and unissued shares) were distributed and fractional shares were paid in cash in lieu of stock. The stock distribution was accounted for as a stock split effected in the form of a dividend, with no effect on total stockholders’ equity other than cash paid for fractional shares. All share and per share data for all periods presented herein has been adjusted to reflect the additional shares.

(C)

 Reclassifications

Certain amounts in prior years' consolidated financial statements and Notes thereto have been reclassified to conform to the 2005 presentation.

(D)

 Cash Equivalents and Short-Term Investments

Cash equivalents are carried at cost which approximates fair value and include principally interest-bearing deposits at brokers, money market instruments and U.S. Treasury securities with original maturities of less than 91 days.  Investments with original maturities of 91 days to one year are considered short-term investments and are carried at cost which approximates fair value.

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

 (F)

Investment Securities

(i) Investments in fixed maturities, redeemable preferred securities, equity securities and derivatives (options and options on futures contracts) are accounted for as follows:

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

(iv) The Company enters into derivative financial instruments, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains and losses), credited or charged, as appropriate, to the Consolidated Statements of Operations (hedge accounting is not applied to these derivatives). All realized gains and losses are reflected currently in the Consolidated Statements of Operations. There were no such derivatives outstanding at December 31, 2005 and 2004.

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

(H)

Other Investments

Partnership interests primarily relate to investment partnerships that have relatively "market neutral" arbitrage strategies, or strategies that are relatively insensitive to interest rates. All securities held by these partnerships are carried at fair value.  The Company's partnership interests are carried on the equity method, which approximates the Company's equity in the underlying net assets of the partnerships. Equity income or loss is credited or charged, as appropriate, to the Consolidated Statements of Operations. Policy loans are stated at their aggregate unpaid balances.

(I)

Deferred Acquisition Costs ("DAC")

Costs that vary with and are primarily related to acquiring insurance policies and investment type contracts are deferred and recorded as deferred policy acquisition costs ("DAC").  These costs are principally broker fees, agent commissions, and the purchase prices of acquired blocks of business. DAC is amortized to expense and reported separately in the Consolidated Statements of Operations. All DAC within a particular product type is amortized on the same basis using the following methods:

Life

For traditional life insurance and other premium paying policies accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 60, amortization of DAC is charged to expense over the related premium revenue recognition period.  Assumptions used in the amortization of DAC are determined based upon the conditions as of the date of policy issue or assumption and are not generally revised during the life of the policy.

For long duration type contracts accounted for under SFAS No. 97, such as annuities and universal life business, amortization of DAC is charged to expense over the life of the book of such contracts based on the present value of the estimated gross profits ("EGPs") expected to be realized over the life of the book of contracts.  EGPs consist of margins based on expected mortality rates, persistency rates, interest rate spreads, and other revenues and expenses. The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. If the Company determines that the current assumptions underlying the EGPs are no longer the best estimate for the future due to changes in actual versus expected mortality rates, persistency rates,  interest rate spreads, or other revenues and expenses,  the future EGPs are updated using the new assumptions and prospective unlocking occurs.  These updated EGPs are locked into for future amortization calculations.   The total amortization recorded to date is adjusted through a current charge or credit to the Consolidated Statement of Operations.

Health

For credit health insurance policies accounted for under SFAS No. 60, amortization of DAC is charged to expense in proportion to premium revenue recognized.

Deferred acquisition costs have been increased  by $2,440,000, $637,000 and $703,000 in 2005, 2004 and 2003, respectively, representing the portion of unrealized losses on investment securities available for sale that have been allocated to deferred acquisition costs on interest sensitive products rather than to stockholders' equity as a component of other comprehensive income or loss.

(J)

Property and Equipment

Property and equipment of $2,473,000 and $2,415,000 are included in other assets at December 31, 2005 and 2004, respectively, net of accumulated depreciation and amortization of $5,635,000 and $4,994,000, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(K)

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal, other fees, and costs not associated with specific claims but related to the claims payment function), for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with U.S. generally accepted accounting principles.  Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company’s reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company’s results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments. The Company's estimate of loss represents management's estimate of the Company's liability at the balance sheet date.

Loss reserves differ for short-duration and long-duration insurance policies, including annuities. Reserves are based on approved actuarial methods, but necessarily include assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments.

All of the Company’s short-duration contracts are generated from its accident and health business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Health

Liabilities for insurance reserves on certain short-term medical coverages, such as medical stop-loss, are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data. Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the time required to accumulate claims against the stop-loss deductible, unlike fully insured medical.

The two “primary” assumptions underlying the calculation of loss reserves for Medical Stop-Loss business are (i) projected Net Loss Ratio, and (ii) claim development patterns.  The projected Net Loss Ratio is set at expected levels consistent with the underlying pricing assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on recent claim development history (“Claim Development Patterns”).  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns.

Reserves for fully insured medical business are established to provide for the liability for incurred but not paid claims.  Reserves are calculated using standard actuarial methods and practices. The “primary” assumption in the determination of fully insured reserves is that historical claim development patterns are representative of future claim development patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims.

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

The two “primary” assumptions on which Group Disability reserves are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, the Company would increase reserves because there would be more new claims than expected.  In regard to the assumed recovery rate, if disabled lives recover more quickly than anticipated then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased.

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

Policyholder funds represent interest-bearing liabilities arising from the sale of products, such as universal life, interest-sensitive life and annuities.  Policyholder funds are primarily comprised of deposits received and interest credited to the benefit of the policyholder less surrenders and withdrawals, mortality charges and administrative expenses.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2005 and 2004.  Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

(L)

Funds on Deposit

Funds received for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 2.5% to 8.1% in 2005, 2.0% to 11.3% in 2004 and 2.5% to 8.1% in 2003. The average credited rate was 4.1% in 2005, and 4.5% in 2004 and 2003.

(M)

Insurance Premium Revenue Recognition and Policy Charges

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

Health

Premiums from short-duration medical insurance contracts are intended to cover expected claim costs resulting from insured events that occur during a fixed period of short duration.  The Company has the ability to not renew the contract or to revise the premium rates at the end of each annual contract period to cover future insured events.  Insurance premiums from annual health contracts are collected monthly and are recognized as revenue evenly as insurance protection is provided.

Premiums related to long-term and short-term disability contracts are recognized on a pro rata basis over the applicable contract term.

(N)

 Participating Policies

Participating policies represent 7.0%, 10.2% and 11.0% of the individual life insurance in-force and 0.4%, 0.5% and 0.7% of the net premiums earned, as of and for the years ended December 31, 2005, 2004 and 2003, respectively, and provide for the payment of dividends.  Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. At December 31, 2005 and 2004, none of the insurance companies' stockholders' equity was restricted because of participating policyholders' surplus.

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

(P)

Income Per Common Share

Included in the diluted earnings per share calculation for 2005, 2004 and 2003, respectively, are 274,000, 314,000 and 286,000 incremental common shares from the assumed exercise of dilutive stock options, computed using the treasury stock method. Non-vested restricted stock awards (2,000 shares) were excluded from the calculation of diluted earnings per share in 2005, as their impact was anti-dilutive.  Net income does not change as a result of the assumed dilutive effect of stock options.

(Q)

Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(R)

Stock-Based Compensation

The Company has applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Since stock options under the plans are issued with an exercise price equal to the stock's fair value on date of grant, no compensation cost has been recognized in the Consolidated Statements of Operations. The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans as an alternative to APB Opinion No. 25. Under SFAS No. 123, the compensation cost for options is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the options. Compensation cost for restricted stock awards and stock appreciation rights ("SARs") is recognized over the service period of the award (if any) under both APB Opinion No. 25 and SFAS No. 123. Had the Company applied SFAS No. 123 in accounting for stock-based compensation awards, net income and net income per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
	(In thousands, except per share data)

Net income, as reported	$17,301	$22,939	$18,593
Add restricted stock and SAR expense
included in reported net income,
net of tax	5	90	60
Deduct restricted stock, SAR and stock
option expense under SFAS No.
123, net of tax	(669)	(791)	(625)
Pro forma net income	$16,637	$22,238	$18,028

Basic income per common share
As reported	$1.23	$1.63	$1.33
Pro forma	$1.19	$1.58	$1.29
Diluted income per common share
As reported	$1.21	$1.60	$1.30
Pro forma	$1.16	$1.55	$1.27

Tax benefits of $442,000, $525,000 and $415,000 were reflected in the pro forma expense under SFAS No. 123 for the years ended December 31, 2005, 2004 and 2003, respectively.

The pro forma adjustments relate to (i) restricted stock awarded during 2005; (ii) SARs granted during 2000 and 2003 for which compensation cost was recognized as the increase, if any, of the Company's current stock price over the base price specified in the award; and (iii) options granted for which a fair value on the date of the grant was determined using the Black-Scholes model of theoretical options pricing. The fair values of options were based on the following assumptions: (i) expected volatility based on historical market prices; (ii) risk-free rate of return based on the 5-year U.S. Treasury Note yields at the date of grant; (iii) dividend yield based on the current dividend rate paid on the common stock; and (iv) a three year phased-in vesting period that averages two years.

The weighted average fair value of options granted during 2005, 2004 and 2003 was $7.86, $5.16 and $5.30 per share, respectively.  Valuation assumptions are presented below:

	Weighted Averages for Options Issued During

	2005	2004	2003

Expected life, in years	5	5	5
Expected volatility	34.3%	45.6%	44.9%
Risk free interest rate	4.4%	3.9%	2.5%
Expected annual dividends
per share	$.05	$.05	$.0278

As discussed in Note 1(U), the Company is required to adopt a fair-value-based method of accounting for stock options, beginning January 1, 2006, which will result in the recognition of compensation expense in the Consolidated Statements of Operations.

(S)

Goodwill and Other Intangible Assets

At December 31, 2005 and 2004, the Company had goodwill of $16,110,000 and $5,901,000, respectively. At December 31, 2005 and 2004, the Company had other intangible assets of $3,838,000 and $1,634,000, respectively, net of accumulated amortization of $1,615,000 and $529,000, respectively, which assets are included in other assets in the Consolidated Balance Sheets. These intangible assets principally represent the estimated fair value of acquired agent and broker relationships.  In both 2005 and 2004, $477,000 of other intangible assets had an indefinite life and are not subject to amortization. The Company evaluates goodwill and other intangible assets for impairment at least annually. An impairment charge was not required in 2005, 2004 or 2003.

The changes in the carrying amount of goodwill by business segment are as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands)

Balance at beginning of year	$5,901	$2,365	$392
Medical Stop-Loss:
Acquisition of AMIC shares	2,761	736	3,421
Acquisition of Majestic	-	2,800	-
Equity share of acquired deferred tax
benefits (AMIC)	(999)	-	(1,448)
Fully-Insured:
Acquisition of HPA	7,071	-	-
Acquisition of GroupLink	1,376	-	-

Balance at end of year	$16,110	$5,901	$2,365

Amortization expense on other intangible assets was $1,086,000, $210,000 and $75,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for each of the next five years is as follows:

Amortization
Year	Expense
(In thousands)

2006	$1,049
2007	901
2008	741
2009	551
2010	74

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

At December 31, 2005 and 2004, the Company's only derivative instrument was an interest rate swap agreement that was designated and effective as a cash flow hedge in accordance with SFAS No. 133. The objective of the swap is to reduce the variability in cash flows associated with the repricing of interest rates on certain variable rate debt. Changes in fair value of the swap are recorded in accumulated other comprehensive income or loss and are reclassified to net income as earnings are affected by the variability in the interest payments on the hedged debt.

(U)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle.  SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted.

FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment loss on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, an impairment loss must be recognized in earnings in an amount equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The

FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties; eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25; and requires that the compensation costs relating to such transactions be recognized in the statement of operations. A rule issued by the SEC in April 2005 changed the compliance date for SFAS 123(R) to the beginning of the first fiscal year beginning after June 15, 2005 and, therefore, the Company adopted SFAS 123(R) on January 1, 2006. SFAS No. 123(R) applies to all awards granted after the adoption date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the adoption date, compensation expense is recognized for the portion of outstanding awards for which the requisite service (vesting) has not yet been rendered, based on the grant-date fair value of those awards that had been calculated under SFAS No. 123 for pro forma disclosures. The impact of adoption of SFAS No. 123(R) on the Company's 2006 net income is expected to approximate the impact that SFAS No. 123 had on 2005 net income as shown in the pro forma disclosure included in Note 1(R).

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2005, Standard Security Life and Madison National Life ceded an average of 22% of their medical stop-loss business, 10% of their first dollar business and 20% of their New York Statutory Disability Business.  IHC owns 48% of AMIC's outstanding common stock at December 31, 2005 which, as described below, was purchased in various transactions beginning in 2002. IHC accounts for its investment in AMIC under the equity method. At December 31, 2005 and 2004, IHC's investment in AMIC had a total carrying value of $43,637,000 and $33,334,000 at December 31, 2005 and 2004, respectively, including goodwill of $4,470,000 and $2,708,000, respectively.

For the years ended December 31, 2005, 2004 and 2003, IHC recorded $1,411,000, $2,334,000 and $2,292,000, respectively, of equity income from its investment in AMIC representing IHC's proportionate share of income based on its varied ownership interest during those years. AMIC paid no dividends on its common stock in 2005, 2004 and 2003.

In the fourth quarters of 2005 and 2003, AMIC recognized income of $2,079,000 and $4,466,000, respectively, for a further reduction in the valuation allowance on its deferred tax asset which relates primarily to federal net operating loss carryforwards. This reduction had no effect on IHC's net income since it represented previously unrecognized tax benefits that existed when IHC acquired its ownership in AMIC. IHC recognizes its share of such benefits first as a reduction of its AMIC goodwill (until reduced to zero), and then as a component of its equity in AMIC's income or loss.  IHC's equity share of AMIC's 2005 and 2003 valuation allowance adjustments amounted to $999,000 and $1,448,000, respectively, which were recorded as reductions of goodwill.

In July 2002, the Company purchased a 19.9% interest in AMIC for $15,000,000. In April 2003, the Company completed a cash tender offer at $9.00 per share and purchased an additional 1,000,000 shares (or approximately 12%) of AMIC's outstanding common stock. In December 2003, the Company purchased an additional 613,401 shares of AMIC common stock. During 2004 and 2005, IHC purchased an additional 94,488 and 687,085 shares, respectively, bringing IHC's ownership of AMIC to 4,061,640 shares or 48% of the total AMIC shares outstanding at December 31, 2005. The fair value of the AMIC shares owned by IHC was approximately $46,668,000 at December 31, 2005, based on the closing market price of AMIC's common stock. See Note 13 for a further discussion of IHC's purchases of AMIC shares during 2005.

The condensed balance sheets of AMIC at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)

Investments, at fair value	$48,481	$44,469
Cash and restricted cash	23,472	19,838
Goodwill	24,154	24,154
Deferred tax asset, net	13,781	13,491
Other assets	19,844	22,443

Total assets	$129,732	$124,395

Insurance liabilities	$37,178	$38,042
Other liabilities	7,058	5,860

Total liabilities	44,236	43,902

Minority interest	4,026	4,026

Total stockholders' equity	81,470	76,467

Total liabilities and stockholders’ equity	$129,732	$124,395

AMIC's condensed operating results for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
		(In thousands)

Revenues	$83,130	$80,378	$55,553
Expenses	77,491	71,145	45,985

Income from continuing operations before
income taxes	5,639	9,233	9,568
(Provision) benefit for income taxes	(120)	(3,569)	2,993

Income from continuing operations	5,519	5,664	12,561
(Loss) income from discontinued operations	(59)	240	110

Net income	$5,460	$5,904	$12,671
Net income per common share:
Basic	$.64	$.70	$1.51
Diluted	$.64	$.69	$1.50

IHC and its subsidiaries earned $564,000, $550,000 and $201,000 for the years ended December 31, 2005, 2004 and 2003, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims.

The Company ceded premiums to AMIC of $55,536,000, $49,082,000 and $28,146,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  Benefits to policyholders on business ceded to AMIC were $39,682,000 in 2005, $32,116,000 in 2004 and $18,311,000 in 2003.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded net commission expense of $5,542,000, $4,603,000 and $3,080,000 for the years ended December 31, 2005, 2004 and 2003, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers - $14,122,000 and $14,873,000; Other assets $10,565,000 and $4,996,000; and Other liabilities - $249,000 and $2,109,000.

Note 3.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2005, the Company had $44,399,000 in resale agreements outstanding, all of which settled on January 3, 2006 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Note 4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	December 31, 2005
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALISED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$351,517	$821	$(11,244)	$341,094
Collateralized mortgage obligations
(“CMOs”) and asset backed securities
(“ABS”)	93,131	6	(2,342)	90,795
U.S. Government and agencies obligations	63,156	-	(1,640)	61,516
Agency mortgage backed pass through
securities (“MBS”)	24,651	-	(356)	24,295
Government-sponsored enterprise (“GSE”)	67,990	-	(1,688)	66,302
States and political subdivisions	99,556	338	(888)	99,006

Total fixed maturities	$700,001	$1,165	$(18,158)	$683,008

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$3,190	$466	$(134)	$3,522
Preferred stock	57,959	1,119	(300)	58,778

Total equity securities	$61,149	$1,585	$(434)	$62,300

	December 31, 2004
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALISED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$248,423	$2,614	$(5,275)	$245,762
CMOs and ABS	122,963	1,123	(2,764)	121,322
U.S. Government and agencies obligations	54,874	349	(691)	54,532
MBS	34,167	30	(71)	34,126
GSE	73,380	80	(522)	72,938
States and political subdivisions	17,110	594	-	17,704

Total fixed maturities	$550,917	$4,790	$(9,323)	$546,384

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$3,801	$690	$(56)	$4,435
Preferred stock	7,404	262	(2)	7,664

Total equity securities	$11,205	$952	$(58)	$12,099

Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

 The amortized cost and fair value of fixed maturities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	FAIR
	COST	VALUE	VALUE
	(Dollars in thousands)

Due in one year or less	$12,300	$12,100	1.8%
Due after one year through five years	73,496	71,675	10.5%
Due after five years through ten years	147,501	144,286	21.1%
Due after ten years	295,365	287,559	42.1%

	528,662	515,620	75.5%

CMO, ABS and MBS
15 year	95,671	93,286	13.7%
20 year	12,006	11,872	1.7%
30 year	63,662	62,230	9.1%

	$700,001	$683,008	100.0%

Gross gains of $7,645,000 and gross losses of $6,061,000 were realized on sales of available-for-sale securities for the year ended December 31, 2005. During 2005, the Company also recorded $11,000 of losses on securities not yet sold with declines in fair value that the Company considered to be other than temporary. The Company realized net gains of $629,000 from trading securities in 2005.

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

The following table summarizes, for all securities in an unrealized loss position at December 31, 2005 and 2004, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$232,488	$8,085	$45,608	$3,159	$278,096	$11,244
CMOs and ABS	50,118	984	38,495	1,358	88,613	2,342
U.S. Government and agencies	40,250	842	21,266	798	61,516	1,640
Agency MBS	16,534	239	7,761	117	24,295	356
GSE	51,655	1,024	14,647	664	66,302	1,688
States and political
subdivisions	75,821	888	-	-	75,821	888
Total fixed maturities	466,866	12,062	127,777	6,096	594,643	18,158
Common stock	1,137	76	96	58	1,233	134
Preferred stock	6,979	245	1,445	55	8,424	300
Total temporarily impaired
securities	$474,982	$12,383	$129,318	$6,209	$604,300	$18,592

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2004	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$163,517	$5,060	$2,608	$215	$166,125	$5,275
CMOs and ABS	74,076	2,046	30,664	718	104,740	2,764
U.S. Government and agencies	40,630	691	-	-	40,630	691
Agency MBS	15,568	71	2	-	15,570	71
GSE	44,584	522	-	-	44,584	522
Total fixed maturities	338,375	8,390	33,274	933	371,649	9,323
Common stock	726	56	-	-	726	56
Preferred stock	1,143	2	-	-	1,143	2
Total temporarily impaired
securities	$340,244	$8,448	$33,274	$933	$373,518	$9,381

Substantially all of the unrealized losses at December 31, 2005 and 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at December 31, 2005 or 2004. At December 31, 2005 and 2004, a total of 121 and 63 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 22 and 6 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.

Note 5.

Fair Value Disclosure of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments not disclosed elsewhere in the Notes to Consolidated Financial Statements:

(A)

Policy Loans

The fair value of policy loans is estimated by projecting aggregate loan cash flows to the end of the expected lifetime period of the life insurance business at the average policy loan rates, and discounting them at a current market interest rate.

(B)

Funds on Deposit

The Company has two types of funds on deposit. The first type is credited with a current market interest rate, resulting in a fair value which approximates the carrying amount. The second type carries fixed interest rates which are higher than current market interest rates. The fair value of these deposits was estimated by discounting the payments using current market interest rates. The Company's universal life policies are also credited with current market interest rates, resulting in a fair value which approximates the carrying amount.

(C)

Debt

The fair value of debt with variable interest rates approximates its carrying amount. The fair value of fixed rate debt is estimated by discounting the cash flows using current market interest rates.

The estimated fair values of financial instruments are as follows:

	DECEMBER 31, 2005		DECEMBER 31, 2004
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
	(In thousands)

FINANCIAL ASSETS:
Fixed maturities	$683,008	$683,008	$546,384	$546,384
Equity securities	62,300	62,300	12,099	12,099
Policy loans	28,861	32,704	16,756	18,912
Other	172	172	166	166

FINANCIAL
LIABILITIES:
Funds on deposit	370,701	372,019	308,465	309,180
Debt and junior
subordinated debt
securities	50,646	49,581	50,646	50,293
Other	26	26	-	-

Note 6.

Net Investment Income

Major categories of net investment income for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003
	(In thousands)

Fixed maturities	$32,774	$35,795	$28,802
Equity securities	1,671	1,164	1,118
Short-term investments	3,228	1,038	591
Policy loans	1,064	1,090	1,075
Equity income:
Investment partnerships	1,049	2,900	4,067
Operating partnerships	1,685	924	230
Other	688	606	269
Interest expense	(1,327)	(383)	(181)
Investment expenses	(169)	(219)	(175)

	$40,663	$42,915	$35,796

Note 7.

Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) on investments for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(In thousands)

Fixed maturities	$337	$1,075	$(751)
Equity securities	2,002	1,136	990
Other (losses) gains	(137)	(53)	74

Net realized gains	2,202	2,158	313
Unrealized (loss) gain on Majestic put/call	(125)	236	-

Net realized and unrealized gains	$2,077	$2,394	$313

Note 8.

Other Investments

Other investments consist of the following at December 31, 2005 and 2004:

	2005	2004
	(In thousands)

Investment partnership interests	$20,519	$24,118
Policy loans	28,861	16,756
Operating partnership interests	6,659	6,220
Investment in trust subsidiaries	1,146	1,146
Other	102	439

	$57,287	$48,679

The Company had invested $10,514,000 and $10,086,000 at December 31, 2005 and 2004, respectively, in Dolphin Limited Partnership - A ("DLP-A"), a limited partnership which has focused on relatively "market neutral" investment strategies, such as merger arbitrage, convertible arbitrage and distressed situations. These strategies generally may be less affected by movements in the equity and fixed income markets than traditional investments. "Merger arbitrage" is an investment strategy primarily designed to profit from the successful completion of proposed mergers, takeovers, tender offers, leveraged buy-outs, recapitalizations and spin-offs. "Convertible arbitrage" is a strategy principally designed to capitalize on discrepancies in the pricing of convertible securities and their underlying common stock or equivalents. "Distressed situations" principally means entities which are in bankruptcy proceedings or are otherwise financially distressed.  While these strategies are considered relatively "market neutral," there are also risks associated with the underlying transactions.  The Company's net investment income for 2005, 2004 and 2003 includes $428,000, $958,000 and $1,331,000, respectively, for its proportionate share of the net income of DLP-A.

At December 31, 2004, the Company had invested $4,563,000 in Dolphin Domestic Fund II, L.P. ("Dolphin II"). Dolphin II generally made investments in companies where it could employ an "active investor" approach to investing. It primarily sought to acquire significant positions in the debt and/or equity of publicly traded securities of North American companies. During 2004, the general partner determined to liquidate the net assets of the partnership which occurred in 2005. The Company's net investment income for 2005, 2004 and 2003 includes $85,000, $852,000 and $212,000, respectively, for its proportionate share of the net income of Dolphin II.

Note 9.

Acquisitions

The Company completed the following acquisitions in 2005 and 2004. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. Pro forma results of operations for 2005 and 2004, as though these acquisitions had been completed at the beginning of those years, have not been presented since the effect of the acquisitions was not material.

(A)

GroupLink, Inc.

On July 1, 2005, the Company, through its 80% owned subsidiary Strategic Health Associates, Inc. ("SHA"), acquired a 75% interest in GroupLink, Inc. ("GroupLink"), an administrator of dental benefits based in Indianapolis, Indiana and its wholly-owned subsidiary, GroupLink Reinsurance Ltd. A member of GroupLink's current senior management continues to own the remaining 25% interest.  Through its ownership of SHA, IHC acquired its interest in GroupLink for $1,988,000 which includes $488,000 of direct costs associated with the acquisition. IHC recorded $1,376,000 of goodwill and $330,000 of other intangible assets in connection with the acquisition. The other intangible assets are being amortized over a period of 5 years. In the fourth quarter of 2005, GroupLink began offering dental insurance in certain jurisdictions through Standard Security Life and Madison National Life. GroupLink Reinsurance Ltd. solely reinsures dental business produced by GroupLink, Inc.  Under certain circumstances set forth in a shareholders’ agreement, the Company has the right and/or obligation to purchase some or all of the minority interest in GroupLink.

(B)

Health Plan Administrators, Inc.

On January 5, 2005, SHA acquired a 100% interest in Health Plan Administrators, Inc. ("HPA"), an administrator of short-term medical (“STM”) products based in Rockford, Illinois and Tampa, Florida,

for $12 million cash. During 2005, IHC owned 80% of SHA with the remainder being owned by Insurers Administrative Corporation ("IAC") which IHC acquired in January 2006 as described in Note 21.  Standard Security Life, Madison National Life and Independence American Insurance Company (a subsidiary of AMIC) write STM products administered by HPA.

Through its ownership of SHA, IHC acquired its interest in HPA for $10,200,000 which includes $600,000 of direct costs associated with the acquisition. In addition, IHC loaned $1,800,000 to IAC in the form of a note receivable to fund the acquisition. The loan has a 5% interest rate, and is payable in six equal annual installments, the first of which was paid in January 2006. IHC recorded $7,071,000 of goodwill and $2,960,000 of other intangible assets in connection with the acquisition. The other intangible assets are being amortized over a period of five years.

(C)

Majestic Underwriters LLC

Effective July 1, 2004, IHC acquired a 52% controlling interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss Managing General Underwriter ("MGU"). AMIC acquired a 23% interest and the current senior management of Majestic owns 25% of the MGU. The purchase of IHC's share was paid for with both net cash of $1,540,000 and the issuance of 129,808 shares of IHC common stock (the "Shares") with a fair value of $2,100,000 (See Note 13). IHC recorded goodwill of $2,800,000 and other intangible assets of $936,000 in connection with the acquisition of its 52% controlling interest.  The other intangible assets are being amortized over a period of nine years.

IHC issued a stock put on all IHC shares issued in the acquisition which vested on July 1, 2005 at a price of $17.15 per share ("Put"). IHC was granted a corresponding stock call on the same IHC shares which vested on July 1, 2005 at a price of $20.00 per share ("Call"). The put and call were recorded at fair value at the acquisition date. In August 2005, the Call was canceled and the Put was amended such that (i) the price on all shares will remain $17.15 per share through July 18, 2006, and (ii) from July 18, 2006 through July 18, 2007, the Put remains in effect on up to 61,086 shares at a price of $18.55 per share. For the years ended December 31, 2005 and 2004, IHC recorded an unrealized (loss) gain of $(125,000) and $236,000, respectively, in the Consolidated Statements of Operations representing the net change in fair value of the Put and Call. Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interest in Majestic.

Note 10.

Insurance Policy Claims and Reserves

The liabilities for unpaid claims and claim adjustment expenses and insurance reserves-health represent amounts necessary to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

Changes in the liability for reserves, unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for the years ended December 31, 2005, 2004 and 2003 are summarized below.  The current year and prior years’ amounts incurred for December 31, 2004 have been revised by an immaterial amount.

	2005	2004	2003
	(In thousands)

Balance at beginning of year	$168,582	$175,692	$156,380
Less: reinsurance recoverable	104,564	113,181	105,932
Net balance at beginning of year	64,018	62,511	50,448

Reserves acquired	1,847	-	-

Amount incurred:
Current year	124,981	85,589	70,653
Prior years	602	2,545	1,578

Total	125,583	88,134	72,231

Amount paid, related to:
Current year	72,964	44,147	28,233
Prior years	37,971	42,480	31,935

Total	110,935	86,627	60,168

Net balance at end of year	80,513	64,018	62,511
Plus: reinsurance recoverable	83,926	104,564	113,181
Balance at end of year	$164,439	$168,582	$175,692

The preceding schedule reflects (i) the due and unpaid; (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2005 for prior years of $602,000 is primarily a result of re-estimation of unpaid losses on Medical Stop-Loss reserves. This increase in reserve estimates is generally the result of on-going analysis of recent loss development trends.  The amount incurred in 2004 of $2,545,000 primarily relates to an increase in Medical Stop-Loss and LTD reserves.  The amount incurred of $1,578,000 in 2003 primarily relates to an increase in credit accident and health reserves.

Note 11.

Debt and Junior Subordinated Debt Securities

(A)

Debt

A subsidiary of IHC entered into a $12,500,000 line of credit with a commercial bank in September 2003. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life and the assets of such subsidiary of IHC. At both December 31, 2005 and 2004, there was $12,500,000 outstanding under the line of credit. The debt matures in full on September 1, 2006.  The line of credit bears interest at a variable interest rate equal to LIBOR plus 1.25%. The Company has entered into an interest rate swap, with the commercial bank lender, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate of 3.96%. There was no hedge ineffectiveness on this swap which is accounted for as a cash flow hedge. The fair value of the swap and the related after-tax adjustment recognized in accumulated other comprehensive income (loss) were insignificant at December 31, 2005 and 2004.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2005 and 2004 (in thousands):

Independence Preferred Trust I - Trust Preferred	$10,000
Independence Preferred Trust I - Common Stock	310
Junior subordinated debt security -Trust I	10,310
Independence Preferred Trust II -Trust Preferred	12,000
Independence Preferred Trust II - Common Stock	372
Junior subordinated debt security - Trust II	12,372
Independence Preferred Trust III – Trust Preferred	15,000
Independence Preferred Trust III – Common Stock	464
Junior subordinated debt security – Trust III	15,464

Total junior subordinated debt securities	$38,146

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary for purposes of FIN 46R, "Consolidation of Variable Interest Entities," and, accordingly, the trusts are unconsolidated subsidiaries for financial reporting purposes. This resulted in the recognition of liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries at both December 31, 2005 and 2004. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, fixed at 7.4% for the first five years and 400 basis points over the three month LIBOR thereafter; Independence Preferred Trust II, 390 basis points over the three-month LIBOR, or 8.05% and 5.97% at December 31, 2005 and 2004, respectively; and Independence Preferred Trust III, fixed at 7.2% for the first five years and 350 basis points over the three month LIBOR thereafter.

The capital securities are mandatorily redeemable upon maturity. The Company has the right to redeem the capital securities, in whole or in part and with certain prepayment penalties, on certain dates prior to April 7, 2008, January 8, 2009 and December 15, 2009, with respect to Independence Preferred Trust I, Independence Preferred Trust II and Independence Preferred Trust III, respectively. If the capital securities were redeemed on or after those dates, the redemption price would be 100% (without penalty) of the principal amount plus accrued and unpaid interest.

Cash payments for interest on debt and junior subordinated debt securities were $3,378,000,  $1,796,000 and $673,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 12.

Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share.

Note 13.

Common Stock

On July 29, 2004, IHC filed an amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect an increase in the number of shares of common stock, $1.00 par value per share, which IHC has authority to issue by 5,000,000 from 15,000,000 to 20,000,000, and consequently, to increase the total number of shares of all classes of stock which IHC shall have authority to issue by 5,000,000, from 15,100,000 to 20,100,000. The amendment was approved by the written consent of stockholders pursuant to a consent solicitation commenced on July 12, 2004. IHC has reserved 1,218,411 shares of common stock for issuance under its stock option plans at December 31, 2005.

In 1991, IHC initiated a program of repurchasing shares of its common stock. From January 1, 1991 through December 31, 2005, IHC repurchased 5,882,852 common shares, or 35.9% of the number of shares outstanding on January 1, 1991, at a cumulative cost of $36,256,000. This total includes repurchases of 310,200 shares, 300,780 shares, and 387,463 shares in 2005, 2004 and 2003, respectively. All of the repurchased shares have either been retired, reissued, or become treasury shares. At December 31, 2005, there were 109,837 shares still authorized to be repurchased under a plan authorized by the Board of Directors in June 2004.

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

During 2005, the Company purchased an aggregate 687,085 additional shares of AMIC common stock (See Note 2) in both open market and private transactions. The purchases were paid for with cash and the issuance of 239,122 shares of IHC common stock. The shares were issued at a fair value of $17.50 per share in reliance upon the exemption from the registration requirements of the Securities Act, as a private placement of unregistered securities under Section 4(2) thereof. Accordingly, the shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the Securities and Exchange Commission or under an exemption from the registration requirements of the Securities Act.

Note 14.

Stock-Based Compensation

In May 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan (the "1988 Plan") under which 1,584,000 shares of common stock were reserved for options and other common stock awards. Under the terms of the 1988 Plan, option exercise prices are equal to the quoted market price of the shares at the date of grant. Further, the options have expiration dates ranging from five to ten years from the date of grant.  With regard to IHC employees, options vest ratably over a three year period beginning on the first or second anniversary of the date of grant, and with regard to directors, options vest six months from the date of grant. The final option grants under the 1988 Plan were made during 2003.

In June 2003, the stockholders approved the Independence Holding Company 2003 Stock Incentive Plan ("2003 Plan") under which 630,000 shares of common stock were reserved for options and other common stock awards. Under the terms of the 2003 Plan, option exercise prices will not be less than the fair market value of a share of stock on the date of grant.

At December 31, 2005, 2004 and 2003, options to purchase 107,790, 134,640 and 392,580 shares, respectively, were available for future grants under both Plans.

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

The following table summarizes information with respect to stock options granted under the 1988 Plan and the 2003 Plan for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003

		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Exercise			Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at
beginning of year	1,184,232	$11.31	1,296,211	$7.88	1,334,790	$5.99
Granted	30,000	17.99	257,940	20.73	315,810	11.30
Exercised	(100,461)	6.50	(369,919)	5.86	(348,449)	3.76
Forfeited	(5,400)	17.70	-	-	(4,950)	6.00
Expired	-	-	-	-	(990)	13.19
Outstanding at end
of year	1,108,371	$11.89	1,184,232	$11.31	1,296,211	$7.88
Exercisable at end
of year	798,051	$9.92	645,672	$7.75	720,475	$6.08

The following table is a summary of stock options outstanding and exercisable at December 31, 2005:

		Options Outstanding			Options Exercisable

			Remaining
			Weighted	Weighted		Weighted
Range of			Average	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life	Price	Exercisable	Price
			(In Years)
From	To
$3.88	$5.18	115,600	0.8	$4.04	115,600	$4.04
6.22	8.32	206,540	0.4	7.32	206,540	7.32
9.39	11.52	501,891	2.0	10.73	385,971	10.61
13.19	20.89	284,340	3.6	20.45	89,940	20.48

$3.88	$20.89	1,108,371	2.0	$11.89	798,051	$9.92

Note 15.

Income Taxes

The Company and its 80% or more owned subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(In thousands)

CURRENT:
U.S. Federal	$3,764	$5,907	$5,198
State and Local	(48)	290	186
	3,716	6,197	5,384

DEFERRED:
U.S. Federal	4,865	4,226	4,659
State and Local	(6)	268	106
	4,859	4,494	4,765

	$8,575	$10,691	$10,149

Taxes computed at the Federal statutory rate of 35% in 2005, 2004 and 2003, are reconciled to the Company's actual income tax expense as follows:

	2005	2004	2003
	(In thousands)

Tax computed at the
statutory rate	$9,056	$11,771	$10,060
Dividends received
deduction and tax
exempt interest	(826)	(252)	(274)
State and local income
taxes, net of Federal
effect	(35)	363	444
Policyholders' surplus
account tax	-	(1,122)	-
Valuation allowance	-	-	(254)
Other, net	380	(69)	173
Income tax expense	$8,575	$10,691	$10,149

The income tax benefit for the year ended December 31, 2005 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $3,570,000, representing the increase in the related net deferred tax asset to $4,681,000 at December 31, 2005 from $1,111,000 at December 31, 2004.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2005 and 2004 are summarized below. The net deferred tax liability is included in Other liabilities in the Consolidated Balance Sheets.

	2005	2004
	(In thousands)

DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$5,280	$6,302
Unrealized losses on investment securities	5,662	1,316
Insurance reserves	143	309
Investment write-downs	29	257
Other	2,747	2,824

Total gross deferred tax assets	13,861	11,008

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(14,870)	(10,469)
Insurance reserves	(3,518)	(3,149)
Investment in AMIC	(1,630)	(1,170)
Unrealized gains on investment securities	(214)	(39)
Other	(1,092)	(2,284)

Total gross deferred tax liabilities	(21,324)	(17,111)

Net deferred tax liability	$(7,463)	$(6,103)

Under provisions of the Life Insurance Company Tax Act of 1959, life insurance companies were allowed certain special deductions for Federal income tax purposes that were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account would result in the Company incurring an additional tax. The Company provided tax expense of $1,122,000 in 1992 and prior years for taxes related to the policyholders' surplus account. As a result of the October 2004 enactment of the American Jobs Creation Act of 2004, the Company reduced 2004 income tax expense by $1,122,000 for the reversal of the prior years' income tax provisions. The Company has implemented the distribution requirements of this tax law which will eliminate any future policyholders' surplus account tax.

Net cash payments for income taxes were $4,050,000, $6,004,000 and $8,181,000 in 2005, 2004 and 2003, respectively.

Note 16.

Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2005, 2004 and 2003 for operating leases was $1,259,000, $1,218,000 and $1,287,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2005 are as follows (in thousands):

2006	$1,364
2007	1,416
2008	1,346
2009	1,315
2010	1,312
2011 and thereafter	5,011

Total	$11,764

At December 31, 2005, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies, and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with a carrying value of $6,207,000 and $5,947,000 were on deposit with various state insurance departments at December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had a net receivable of $43,172,000 from one reinsurer which is rated A+ by A.M. Best.  This is the only reinsurer with a net receivable that individually exceeds 10% of the stockholders' equity of the Company. The Company believes that this receivable is fully collectible.

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

Note 17.

Reinsurance

Acquisitions of Policy Blocks

During 2005, IHC acquired a total of $168.7 million of reserves in the following transactions: (i) effective January 1, 2005, Madison National Life entered into an agreement with an unaffiliated insurer to 100% coinsure life insurance policies totaling approximately $10.2 million of reserves; (ii) in January 2005, Madison National Life purchased certain credit policies totaling approximately $.6 million of reserves from an unaffiliated insurance company; (iii) in June 2005, Madison National Life entered into a reinsurance and assumption agreement with an unaffiliated insurance company to assume approximately $120 million of life and annuity reserves; (iv) in September 2005, Madison National Life assumed approximately $1.7 million of disability reserves from various state guaranty associations; and (v) in

December 2005, Madison National Life entered into a reinsurance and assumption agreement to assume approximately $36.2 million of life and annuity reserves from an unaffiliated insurance company.

As of January 1, 2005, Standard Life reinsured, on a 100% quota basis, a $50 million block of employer-sponsored group major medical business, and has received regulatory approval of the assumption certificates in each state.  Through December 31, 2005, IHC has recorded $13.0 million of net earned premiums on this block.

In June 2004, the Company acquired a block of individual annuity and supplementary contracts and life policies through an assumption reinsurance transaction. The block had reserves of $26.6 million. Madison National Life assumed responsibility for administration of the block on September 1, 2004.

In December 2003, the Company acquired three blocks of annuity and life policies with reserves approximating $93 million. Madison National Life acquired two of these blocks of business from active companies. These blocks primarily consisted of individual annuity contracts plus some supplementary contracts with combined reserves approximating $72 million. Standard Security Life acquired the third block, which primarily consisted of individual life insurance and some annuities. The reserves transferred to Standard Security Life in this acquisition approximated $21 million. The business is being administered through Madison National Life's systems and is partially reinsured to Madison National Life.

A summary of the amounts recorded by the Company as of the effective dates is as follows (in thousands):

	2005	2004	2003
Liabilities:
Insurance reserves - life	$121,435	$-	$12,485
Insurance reserves - health	1,931	-	-
Funds on deposit	40,420	26,585	78,969
Other policyholders' reserves	4,920	-	1,518
	168,706	26,585	92,972

Non-cash assets:
Deferred acquisition costs	18,827	800	4,939
Other investments (policy loans)	12,734	-	1,107
Due and unpaid premiums	2,642	-	650
Due from reinsurers	3,994	-	5,110
	38,197	800	11,806

Cash received	$130,509	$25,785	$81,166

Effect of Reinsurance

Standard Security Life and Madison National Life reinsure portions of certain business in order to limit the assumption of disproportionate risks. Standard Security Life and Madison National Life retain varying amounts of individual life or group life insurance. Amounts not retained are ceded to other companies on an automatic or facultative basis.  In addition, Standard Security Life and Madison National Life participate in various coinsurance treaties on a quota share basis. Standard Security Life and Madison National Life are contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(In thousands)

Life Insurance In-Force:

December 31, 2005	$8,126,687	$1,860,143	$3,471,457	$6,515,373	28.6%
December 31, 2004	8,140,817	383,536	3,255,695	5,268,658	7.3%
December 31, 2003	7,447,989	351,264	3,171,957	4,627,296	7.6%

Benefits to Policyholders:

December 31, 2005	$235,087	$77,645	$165,307	$147,425	52.7%
December 31, 2004	233,325	36,264	158,958	110,631	32.8%
December 31, 2003	170,401	32,278	119,428	83,251	38.8%

Premiums Earned:

December 31, 2005
Life and annuity	$44,474	$9,473	$12,033	$41,914	22.6%
Health	291,580	103,596	200,053	195,123	53.1%
	$336,054	$113,069	$212,086	$237,037	47.7%

December 31, 2004
Life and annuity	$39,890	$6,187	$13,088	$32,989	18.7%
Health	315,929	47,394	222,245	141,078	33.6%
	$355,819	$53,581	$235,333	$174,067	30.8%

December 31, 2003
Life and annuity	$38,403	$2,293	$11,218	$29,478	7.8%
Health	289,501	37,943	207,515	119,929	31.6%
	$327,904	$40,236	$218,733	$149,407	26.9%

Included in Ceded to Other Companies in 2005, 2004, and 2003, respectively, are $55,536,000, $49,082,000 and $28,146,000 of Premiums Earned and $39,682,000, $32,116,000 and $18,311,000 of Benefits to Policyholders for business ceded to Independence American, a subsidiary of AMIC.

Note 18.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. The Company has reclassified certain 2004 and 2003 segment information to conform with the manner in which management currently views the Company’s operations.  Information by business segment for the years ended December 31, 2005, 2004 and 2003 is presented below.

	2005	2004	2003
	(In thousands)
REVENUES
Medical Stop-Loss(A)	$141,376	$105,512	$81,243
Fully-Insured (formerly Strategic Health)	24,058	-	-
Group disability; life, annuities and DBL	50,717	45,343	44,594
Individual life, annuities and other	55,101	48,344	39,458
Credit life and disability	21,642	20,498	20,321
Corporate	1,446	3,578	1,949
	294,340	223,275	187,565
Net realized and unrealized gains	2,077	2,394	313

	$296,417	$225,669	$187,878

INCOME BEFORE INCOME TAXES
Medical Stop-Loss (A)	$18,344	$17,815	$16,717
Fully-Insured Health	(597)	-	-
Group disability; life, annuities and DBL	5,533	5,701	7,245
Individual life, annuities and other	7,007	9,604	6,133
Credit life and disability	(281)	632	577
Corporate	(2,711)	(178)	(1,345)
	27,295	33,574	29,327
Interest expense	(3,496)	(2,338)	(898)
Net realized and unrealized gains	2,077	2,394	313

	$25,876	$33,630	$28,742

(A)

The amount includes equity income on AMIC of $1,411,000, $2,334,000 and $2,292,000 for the years 2005, 2004 and 2003, respectively.

	2005	2004
	(In thousands)
IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss(A)	$123,852	$117,218
Fully-Insured Health(B)	26,212	-
Group disability; life, annuities and DBL	230,426	215,000
Individual life, annuities and other	716,113	577,085
Credit life and disability(C)	23,224	22,187
Corporate	31,096	38,592
	$1,150,923	$970,082

(A)

The Medical Stop-Loss segment includes the investment in AMIC (including goodwill) of $43,637,000 and $33,334,000, and total allocated goodwill of $7,271,000 and $5,509,000 at December 31, 2005 and 2004, respectively.

(B)

The Fully-Insured Health segment includes total allocated goodwill of $8,447,000 at December 31, 2005.

(C)

The Credit Life and Disability segment includes total allocated goodwill of $392,000 at both December 31, 2005 and 2004.

Note 19.

Dividend Restrictions on Insurance Subsidiaries and IHC

Dividends from Madison National Life are subject to the prior notification to the Commissioner of Insurance of the State of Wisconsin if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year.  In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof.  Madison National Life declared and paid a dividend of $4,500,000 in 2005. No dividends were declared or paid by Madison National Life in 2004 or 2003.

The payment of dividends by Standard Security Life to its parent, Madison National Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends, in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. Standard Security Life declared and paid a dividend of $5,000,000 and $6,000,000 to Madison National Life in 2005 and 2003, respectively. No dividends were declared or paid by Standard Security Life in 2004.

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $701,000, $704,000 and $386,000 in 2005, 2004 and 2003, respectively.

Note 20.

Comprehensive Income

The components of total comprehensive income include net income and certain amounts reported directly in stockholders' equity, principally the after-tax unrealized gains and losses on investment securities available-for-sale.

Amounts reported in stockholders’ equity and included in total comprehensive income for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Before	Tax	Net of
	Tax	Effect	Tax
	(In thousands)

2005

Unrealized losses, arising during the year	$(10,371)	$2,799	$(7,572)
Reclassification of realized and unrealized gains
included in net income	(2,077)	771	(1,306)
Allocation to deferred acquisition costs	2,440	-	2,440
Unrealized losses, net	$(10,008)	$3,570	$(6,438)

2004

Unrealized losses, arising during the year	$(2,319)	$690	$(1,629)
Reclassification of realized and unrealized gains
included in net income	(2,394)	763	(1,631)
Allocation to deferred acquisition costs	637	-	637
Unrealized losses, net	$(4,076)	$1,453	$(2,623)

2003

Unrealized losses, arising during the year	$(2,053)	$508	$(1,545)
Reclassification of realized and unrealized gains
included in net income	(313)	107	(206)
Allocation to deferred acquisition costs	703	-	703
Unrealized losses, net	$(1,663)	$615	$(1,048)

Note 21.

Subsequent Events

IAC Acquisition

In January 2006, the Company entered into a Stock Purchase Agreement to purchase all of the voting and non-voting shares of the common stock of Insurer's Administrative Corporation ("IAC") and Interlock Corporation for a total purchase price of $21,360,000 in cash and 446,663 shares of IHC common stock, which were issued at a value of $21.54 per share. A substantial portion of the net assets acquired will consist of goodwill and other intangible assets.  Prior to entering into this agreement, IAC owned the minority interest in Strategic Health Associates and administered IHC’s block of small group health insurance.

IAC, which is based in Phoenix, Arizona, is a leading administrator, manager and distributor of Consumer Driven Health Plans (“CDHPs”). It currently administers approximately $220 million of individual and group health and life premiums and premium-equivalents. Of this business, approximately 30% is currently insured by Standard Security Life and Madison National Life.  IAC, in combination with IHC’s other first dollar subsidiaries (HPA and GroupLink) will administer, manage and distribute a full range of health products, including CDHPs, short-term medical, limited medical, dental and vision.

CAIS Acquisition

On March 1, 2006, CAIS merged with CA Insurance Services, LLC, an entity in which IHC had a 45% ownership interest, with CAIS surviving. In March 2006, CAIS announced that is has entered into a definitive agreement subject to certain closing conditions to acquire a block of approximately $50 million of small group major medical business (including CDHPs and the key personnel of a marketing and administration company).  It is anticipated that the acquired block of group major medical business will be transitioned to Madison National Life as of August 1, 2006.

Note 22.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years ended December 31, 2005 and 2004 are summarized below:

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2005

Total revenues	$65,673	$68,982	$78,435	$83,327

Net income	$5,752	$5,866	$4,788	$895

Net income per common
share - basic	$.41	$.42	$.34	$.06

Net income per common
share - diluted	$.40	$.41	$.34	$.06

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2004

Total revenues	$52,432	$58,113	$58,673	$56,451

Net income	$5,500	$5,550	$5,546	$6,343

Net income per common
share - basic	$.39	$.40	$.39	$.45

Net income per common
share - diluted	$.39	$.39	$.38	$.44

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2005

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
		(In thousands)
FIXED MATURITIES:
United States Government and
Government agencies and
authorities	$87,807	$85,811	$85,811
GSEs(1)	67,990	66,302	66,302
States, municipalities and
political subdivisions	99,556	99,006	99,006
All other corporate securities	444,648	431,889	431,889

TOTAL FIXED MATURITIES	700,001	683,008	683,008

EQUITY SECURITIES:
Industrial, miscellaneous and
all other common stocks	3,190	3,522	3,522
Non-redeemable preferred
stocks	57,959	58,778	58,778

TOTAL EQUITY SECURITIES	61,149	62,300	62,300

Short-term investments	8,810	8,810	8,810
Securities purchased under
agreements to resell	44,399	44,399	44,399
Investment partnership interests	20,519	20,519	20,519
Operating partnership interests	6,659	6,659	6,659
Policy loans	28,861	28,861	28,861
Investment in trust subsidiaries	1,146	1,146	1,146
Other	102	102	102

TOTAL INVESTMENTS	$871,646	$855,804	$855,804

(1) Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
BALANCE SHEETS
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2005	2004
	(In thousands)

ASSETS:
Cash and cash equivalents	$2,621	$589
Other investments	8,191	12,377
Investments in consolidated subsidiaries	212,096	196,780
Investment in AMIC	10,640	5,589
Amounts due from consolidated subsidiaries, net	1,875	12,772
Taxes receivable	3,170	1,666
Goodwill	3,503	1,711
Other assets	807	1,040

TOTAL ASSETS	$242,903	$232,524

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$5,232	$4,722
Income taxes payable	421	450
Junior subordinated debt securities	38,146	38,146
Dividends payable	353	353

TOTAL LIABILITIES	44,152	43,671

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, $1.00 par value, 20,000,000 shares
authorized; 14,235,066 shares issued; 14,132,149 and
14,102,766 shares outstanding, respectively	14,235	14,235
Paid-in capital	78,554	78,033
Accumulated other comprehensive loss	(8,414)	(1,976)
Treasury stock, at cost; 102,917 and 132,300
shares, respectively	(1,829)	(2,376)
Retained earnings	116,205	100,937

TOTAL STOCKHOLDERS' EQUITY	198,751	188,853

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$242,903	$232,524

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
		(In thousands)

REVENUES:
Net investment income	$602	$1,735	$1,116
Net realized gains	85	-	42
Other income	2,896	2,870	1,863

	3,583	4,605	3,021

EXPENSES:
Interest expense on debt	2,994	1,817	604
General and administrative
expenses	3,372	2,852	1,822

	6,366	4,669	2,426

(Loss) income before income
tax (benefit) expense	(2,783)	(64)	595
Income tax (benefit) expense	(1,077)	(298)	35

(Loss) income before equity in net
income of subsidiaries	(1,706)	234	560
Equity in net income of
subsidiaries	19,007	22,705	18,033

Net income	$17,301	$22,939	$18,593

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
		(In thousands)
CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$17,301	$22,939	$18,593
Adjustments to reconcile net income to net
change in cash from operating activities:
Equity in net income of subsidiaries	(19,007)	(22,705)	(18,033)
Other	375	21	(49)
Change in other assets and liabilities	(1,390)	539	(8,180)

Net change in cash from operating activities	(2,721)	794	(7,669)

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Decrease (increase) in investments in and
advances to consolidated subsidiaries	8,669	(12,314)	5,688
Sale of equity securities	-	-	260
Net distributions (investments) for other
investments	4,186	(3,410)	(10,318)
Investment in AMIC	(2,430)	-	(6,823)

Net change in cash from investing activities	10,425	(15,724)	(11,193)

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Purchases of treasury stock	(5,624)	(5,667)	(4,287)
Dividends paid	(701)	(746)	(387)
Exercise of common stock options	653	2,054	1,310
Proceeds of junior subordinated debt
securities	-	14,533	21,444

Net change in cash from financing activities	(5,672)	10,174	18,080
Increase (decrease) in cash and cash
equivalents	2,032	(4,756)	(782)
Cash and cash equivalents, beginning of year	589	5,345	6,127
Cash and cash equivalents, end of year	$2,621	$589	$5,345

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)
		FUTURE
		POLICY		OTHER			INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,		POLICY-		NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	UNEARNED	HOLDERS’	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	PREMIUMS	FUNDS	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2005
Medical Stop-Loss	$-	72,860	-	512	128,501	4,344	88,075	-	34,957	$128,501
Fully-Insured Health	3,000	4,209	-	-	17,423	(75)	10,784	600	13,271	17,423
Group disability; life,
annuities and DBL	1,968	179,368	1,130	14	41,888	8,276	29,301	154	15,729	42,004
Individual life, annuities
and other	49,012	552,794	224	17,824	28,531	25,965	35,682	4,521	7,891	28,518
Credit life and disability	8,020	8,100	17,170	-	20,694	815	9,748	4,813	7,362	22,042
Corporate	-	-	-	-	-	1,338	-	-	4,157	-
	$62,000	817,331	18,524	18,350	237,037	40,663	173,590	10,088	83,367	$238,488
December 31, 2004
Medical Stop-Loss	$-	82,003	-	1,476	97,140	3,519	61,267	-	26,430	$97,140
Fully-Insured Health	-	-	-	-	-	-	-	-	-	-
Group disability; life,
annuities and DBL	1,816	157,086	1,242	4	36,734	8,482	27,483	140	12,019	30,919
Individual life, annuities
and other	28,048	408,192	259	7,379	20,757	26,737	28,446	4,250	6,044	3,420
Credit life and disability	7,522	7,721	15,967	-	19,436	1,022	8,746	4,152	6,968	11,683
Corporate	-	-	-	-	-	3,155	-	-	3,756	-
	$37,386	655,002	17,468	8,859	174,067	42,915	125,942	8,542	55,217	$143,162
December 31, 2003
Medical Stop-Loss	$-	95,972	-	1,061	76,123	2,693	46,460	-	18,066	$76,122
Fully-Insured Health
Group disability; life,
annuities and DBL	1,731	130,838	1,118	3	36,571	7,655	24,907	118	12,324	31,018
Individual life, annuities
and other	24,892	390,005	350	5,475	17,558	22,376	22,085	3,156	8,084	1,956
Credit life and disability	6,490	7,124	15,023	-	19,155	958	8,723	3,751	7,270	12,139
Corporate	-	-	-	-	-	2,114	-	-	3,294	-
	$33,113	623,939	16,491	6,539	149,407	35,796	102,175	7,025	49,038	$121,235

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

EXHIBIT INDEX

Exhibit Number

3(i)

Restated Certificate of Incorporation of Independence Holding Company.  (b)

3(i)(a) Amendment to Restated Certificate of Incorporation of Independence Holding Company, filed with the Secretary of State of the State of Delaware on July 29, 2004. (j)

3(ii)

By-laws of Independence Holding Company.  (a)

10(i)

Stock Purchase Agreement - IAC

  (iii) (A) Executive Compensation Plans and Agreements

.1

Independence Holding Company 1988 Stock Incentive Plan (c)

.2

Form of Independence Holding Company Stock Option Agreement (d)

.3

Deferred Compensation Agreement (e)

.4

Retirement Benefit Agreements (e)

.4-1

Amendment No. 1 to Retirement Benefit Agreement (i)

.4-2

Amendment No. 2 to Retirement Benefit Agreement (l)

.5

Amendment No. 1 to 1988 Stock Incentive Plan (f)

.6

Form of Stock Appreciation Rights Agreement - Director (g)

.7

Independence Holding Company 2003 Stock Incentive Plan (h)

.7-1

Amendment No. 1 to IHC 2003 Stock Incentive Plan (k)

.8-1

Form of Restricted Stock Grant Agreement - Director (k)

.8-2

Form of Restricted Stock Grant Agreement

.9-1

Deferred Compensation Agreement for Performance Bonus (l)

.9-2

Deferred Compensation Agreement for Performance Bonus (l)

.10-1

Employment Agreement Dated January 31, 2006 between the Company and Scott M.

                                           Wood

.10-2

Salary Continuation Agreement Dated January 31, 2006 between the Company and

 Scott M. Wood

.11

Employment Agreement Dated March 6, 2006 between the Company and Jeffrey

    Smedsrud

21

 Subsidiaries of Independence Holding Company, as of March 1, 2006.

23

 Consent of Independent Registered Public Accounting Firm.

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

(i)

Such exhibit is incorporated by reference to the Report on Form 10-K for the fiscal year ended December 31, 2003 of Independence Holding Company.

(j)

Such exhibit is incorporated by reference to the Report on Form 8-K dated July 29, 2004.

(k)

Such exhibit is incorporated by reference to the Report on Form 8-K dated April 11, 2005.

(l)

Such exhibit is incorporated by reference to the Report on Form 8-K dated June 17, 2005.

Exhibits will be furnished upon request for a reasonable fee.