Form 10-Q
period 2006-03-31
INDEPENDENCE HOLDING CO
filed 2006-05-10
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [ X ] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 9, 2006
Common stock, $ 1.00 par value	14,791,139 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Operations -
Three Months Ended March 31, 2006 and 2005 (unaudited)	4

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2006 and 2005 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition	14
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	24

Signatures	25

Copies of the Company’s SEC filings can be found on its website at www.independenceholding.com

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Investments:
Short-term investments	$638	$8,810
Securities purchased under agreements to resell	6,052	44,399
Fixed maturities	679,902	683,008
Equity securities	70,613	62,300
Other investments	57,297	57,287

Total investments	814,502	855,804

Cash and cash equivalents	17,837	12,659
Due from securities brokers	16	1,951
Investment in American Independence Corp. ("AMIC")	38,975	39,167
Deferred acquisition costs	61,625	62,000
Due and unpaid premiums	11,234	12,230
Due from reinsurers	108,107	111,135
Notes and other receivables	13,502	12,102
Goodwill	45,958	16,110
Other assets	42,313	27,765

Total assets	$1,154,069	$1,150,923

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$156,201	$159,600
Insurance reserves-life and annuity	272,394	273,449
Funds on deposit	376,064	370,701
Unearned premiums	20,170	18,524
Policy claims-life	7,909	8,742
Policy claims-health	5,825	4,839
Other policyholders' funds	17,630	18,350
Due to securities brokers	-	4,856
Due to reinsurers	10,381	11,667
Accounts payable, accruals and other liabilities	28,682	30,798
Debt	12,500	12,500
Junior subordinated debt securities	38,146	38,146

Total liabilities	945,902	952,172

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
14,852,979 and 14,235,066 shares issued, respectively;
14,766,482 and 14,132,149 shares outstanding, respectively	14,853	14,235
Paid-in capital	91,575	78,554
Accumulated other comprehensive loss	(16,742)	(8,414)
Treasury stock, at cost; 86,497 and 102,917 shares,
respectively	(1,532)	(1,829)
Retained earnings	120,013	116,205

Total stockholders' equity	208,167	198,751

Total liabilities and stockholders' equity	$1,154,069	$1,150,923

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

REVENUES:
Premiums earned:
Health	$55,373	$39,708
Life and annuity	10,915	9,720
Net investment income	11,931	9,499
Fee income	7,411	2,117
Net realized and unrealized gains	417	248
Equity income from AMIC	176	477
Other income	617	3,904
	86,840	65,673

EXPENSES:
Insurance benefits, claims and reserves:
Health	37,296	25,757
Life and annuity	12,884	10,904
Selling, general and administrative expenses	27,149	16,508
Amortization of deferred acquisition costs	2,518	2,651
Interest expense on debt	903	845

	80,750	56,665

Income before income taxes	6,090	9,008
Income tax expense	2,061	3,256

Net income	$4,029	$5,752

Basic income per common share	$.28	$.41

Weighted average shares outstanding	14,495	14,009

Diluted income per common share	$.27	$.40

Weighted average diluted shares outstanding	14,869	14,332

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$4,029	$5,752
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	2,518	2,651
Net realized and unrealized gains	(417)	(248)
Equity income from AMIC and other equity method investments	(342)	(1,327)
Depreciation and amortization	577	378
Share-based compensation expenses	336	-
Deferred tax expense	71	2,261
Other	288	379
Changes in assets and liabilities:
Net sales of trading securities	163	201
Change in insurance liabilities	(3,983)	3,692
Deductions from (additions to) deferred acquisition costs	801	(6,565)
Change in net amounts due from and to reinsurers	1,743	2,208
Change in income tax liability	178	(504)
Change in due and unpaid premiums	997	(685)
Other	(9,163)	(8,917)

Net change in cash from operating activities	(2,204)	(724)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(2,922)	(3,598)
Net proceeds of short-term investments	8,180	36
Net sales of securities under resale and repurchase agreements	38,347	37,107
Sales of equity securities	7,282	3,229
Purchases of equity securities	(14,930)	(14,400)
Sales of fixed maturities	97,441	143,918
Maturities of fixed maturities	-	3,915
Purchases of fixed maturities	(110,210)	(166,984)
Proceeds of sales of other investments	-	4,214
Additional investments in other investments, net of distributions	(220)	(976)
Cash paid in acquisitions of companies, net of cash acquired	(20,950)	(10,200)
Investment in AMIC	-	(69)
Cash paid for acquisition of policy blocks	(224)	-
Change in notes and other receivables	(1,639)	(1,927)
Other	(1,011)	586

Net change in cash from investing activities	(856)	(5,149)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,500	-
Repurchases of common stock	-	(2,656)
Exercises of common stock options	77	92
Excess tax benefits from exercise of stock options	96	-
Proceeds of investment-type insurance contracts	5,918	8,645
Dividends paid	(353)	(353)

Net change in cash from financing activities	8,238	5,728

Net change in cash and cash equivalents	5,178	(145)
Cash and cash equivalents, beginning of year	12,659	13,196

Cash and cash equivalents, end of period	$17,837	$13,051

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly-owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriter (“MGU”) affiliates, Health Plan Administrators (“HPA”), GroupLink Inc. (“GroupLink”) and Community America Insurance Services Inc. (“CAIS”, formerly CA Insurance Services LLC).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company (“Independence American”) and several MGU’s.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 55% of IHC's outstanding common stock at March 31, 2006.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

 Reclassifications

Certain amounts in prior years' Consolidated Financial Statements and notes thereto have been reclassified to conform to the 2006 presentation.

(D)

Share-Based Compensation

Effective January 1, 2006, under the modified prospective method, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”). SFAS 123R applies to all awards granted after its effective date and to modifications, repurchases or cancellations of existing awards after that date. Results for prior periods have not been restated. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS 123 for purposes of pro forma disclosures.

In the first quarter of 2006, total share-based compensation expense was $336,000, including $288,000 of incremental share-based compensation expense resulting from the adoption of SFAS 123R.  This incremental expense resulted in a decrease of $173,000 to net income, after income tax benefits of $115,000, for the quarter ended March 31, 2006.  On a per share basis, the expensing of share-based compensation resulted in decreases of $.01 per share in both basic and diluted earnings per share for the quarter ended March 31, 2006.

Prior to the adoption of SFAS 123R, the Company accounted for its share-based awards under APB 25.  The following table details the effect on net income and earnings per share had compensation expense for employee share-based awards been recorded in the first quarter of 2005 based on the fair value method under SFAS 123 (in thousands, except per share data):

Three Months
Ended
March 31,
2005
Net income, as reported	$5,752
Add stock-based employee compensation expense included
in reported net income, net of related tax effects	-
Deduct total stock-based compensation expense determined
under fair value based method for all awards, net of related tax effects	(175)
Proforma net income	$5,577
Basic earnings per share:
As reported	$.41
Proforma	$.40

Diluted earnings per share:
As reported	$.40
Proforma	$.39

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options and six months for director options.  The Company may also grant shares of restricted stock.  These shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period.  There were 2,515 shares available for future option or restricted-stock grants under the shareholder-approved plans at March 31, 2006.

The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 was $304,000 and $173,000, respectively.  Cash proceeds received from options exercised for the three months ended March 31, 2006 and 2005 were $77,000 and $92,000, respectively.

The Company’s stock option activity for the three months ended March 31, 2006 is as follows:

	Shares	Weighted-Average
	Under Option	Exercise Price
December 31, 2005	1,108,371	$11.89
Granted	70,000	22.55
Exercised	(16,420)	4.68
Expired	(1,800)	20.89
March 31, 2006	1,160,151	$12.62

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2006:

	Outstanding	Exercisable
Number of options	1,160,151	816,281
Weighted average exercise price per share	$12.62	$10.03
Aggregate intrinsic value for all options	$12,112,000	$10,636,000
Weighted average contractual term remaining	2.0 years	1.5 years

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. The weighted average grant-date fair-value of options granted during the three months ended March 31, 2006 was $7.14.  The Company issued 37,075 restricted stock awards during the quarter ended March 31, 2006, with a weighted-average grant-date fair value of $22.56 per share. No stock options or restricted stock awards were granted in the three month period ended March 31, 2005. The assumptions set forth in the table below were used to value the stock options granted during the three month period ended March 31, 2006.

Weighted-average risk-free interest rate	4.48%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	32.4%
Weighted-average expected term of options	4.4 years

As of March 31, 2006, there was $1,244,000 and $823,000 of total unrecognized compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which will be recognized over the remaining requisite weighted-average service periods of 1.1 years and 2.8 years, respectively.

Prior to the adoption of SFAS 123R, the Company presented the tax benefit resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires such benefits to be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $96,000 were classified as a financing cash inflow in the first quarter of 2006 and $44,000 were classified as an operating cash inflow in the first quarter of 2005.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2005, Standard Security Life and Madison National Life ceded to Independence American Insurance Company an average of 22% of their medical stop-loss business, 10% of their fully-insured health business and 20% of their New York Statutory Disability business.  IHC owns 48% of AMIC's outstanding common stock at March 31, 2006 and December 31, 2005 which was purchased in various transactions beginning in 2002. IHC accounts for its investment in AMIC under the equity method. At March 31, 2006 and December 31, 2005, IHC's investment in AMIC had a total carrying value of $43,445,000 and $43,637,000, respectively, including goodwill of $4,470,000 at both dates.  At March 31, 2006 and December 31, 2005, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $48,740,000 and $46,668,000, respectively.

For the quarters ended March 31, 2006 and 2005, IHC recorded $176,000 and $477,000, respectively, of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. AMIC paid no dividends on its common stock in the three month periods ended March 31, 2006 and 2005.

IHC and its subsidiaries earned $139,000 and $168,000 for the quarters ended March 31, 2006 and 2005, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company also contracts for several types of insurance (e.g. directors and officers and professional liability) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses. The Company ceded premiums to AMIC of $13,674,000 and $13,059,000 for the quarters ended March 31, 2006 and 2005, respectively.

Included in the Company’s Consolidated Balance Sheets at March 31, 2006 and December 31, 2005, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $12,744,000 and $14,122,000; Other assets $9,012,000 and $10,565,000; and Other liabilities $66,000 and $249,000.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations are 374,000 and 323,000 shares for the three months ended March 31, 2006 and 2005, respectively, from the assumed exercise of options and vesting of restricted stock, using the treasury stock method. Net income does not change as a result of the assumed dilution.

Note 4.

Acquisitions

The Company completed the following acquisitions in the first quarter of 2006. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. Pro forma results of operations for the quarters ended March 31, 2006 and 2005, as though these acquisitions had been completed at the beginning of those periods, have not been presented since the effect of the acquisitions was not material.

IAC Acquisition

In January 2006, the Company entered into a stock purchase agreement to purchase all of the voting and non-voting shares of the common stock of Insurers Administrative Corporation ("IAC") and Interlock Corporation for a total purchase price of $21,360,000 in cash and 446,663 shares of IHC common stock, which were issued at a value of $21.54 per share or $9,622,000. The Company recorded goodwill of $25,562,000 and other intangible assets consisting of $7,000,000 for the value of agent relationships and $1,800,000 for the value of computer software.  The relationship intangible and the capitalized software are being amortized over periods of 13 years and 8.7 years, respectively (a weighted-average period of 12.1 years).  Prior to entering into this agreement, IAC owned the minority interest in Strategic Health Associates (“SHA”) and administered IHC’s block of fully-insured group health insurance.  As a consequence of IHC’s acquisition of the minority interest in SHA through the IAC purchase, IHC owns 100% of SHA and therefore recognized additional goodwill and other intangibles, and eliminated the minority interest previously reported.

IAC, which is based in Phoenix, Arizona, is a leading administrator, manager and distributor of Consumer Driven Health Plans (“CDHPs”). It currently administers approximately $220 million of individual and group health and life premiums and premium-equivalents. Of this business, approximately 30% is currently insured by Standard Security Life and Madison National Life.  IAC, in combination with IHC’s other fully-insured subsidiaries (HPA and GroupLink) administers, manages and distributes a full range of health products, including CDHPs, short-term medical, limited medical, dental and vision.

IHC issued a stock put on 194,443 of the IHC shares issued in the acquisition which vests on January 31, 2007 at a price of $17.00 per share and expires on January 31, 2008. The put was recorded at a fair value of $228,000 at the acquisition date. For the three months ended March 31, 2006, IHC recorded an unrealized gain of $59,000 in the Consolidated Statement of Operations, representing the net change in fair value of the put.

CAIS Acquisition

On March 1, 2006, IHC acquired the remaining 55% membership interest in CA Insurance Services, LLC (“CAIS”) by merging CAIS into Community America Insurance Services, Inc., a newly created and wholly-owned direct subsidiary of IHC.   The 55% interest was acquired for 46,250 shares of IHC common stock, which were issued at a value of $22.87 per share or $1,058,000.  The Company recorded goodwill of $1,163,000 and other intangible assets of $370,000 for the value of agent relationships in connection with the acquisition.  The other intangible assets are being amortized over a period of 9 years.

On March 31, 2006, CAIS entered into a definitive agreement to acquire a block of approximately $50 million of fully-insured group major medical business (including CDHPs) and the key personnel of a marketing and administration company for $750,000, which is recorded as an intangible asset.  It is anticipated that the acquired block of group major medical business will be transitioned to Madison National Life as of August 1, 2006.

Goodwill and Other Intangible Assets

At March 31, 2006 and December 31, 2005, the Company had goodwill of $45,958,000 and $16,110,000, respectively, and other intangible assets (included in Other assets in the Consolidated Balance Sheets) of $13,996,000 and $3,838,000, respectively.  The change in the carrying amount of goodwill and other intangible assets for the first quarter of 2006 is as follows (in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2005	$16,110	$3,838
IAC acquisition	25,562	8,800
SHA minority interest	1,840	644
CAIS acquisition and other additions	2,446	1,120
Amortization expense	-	(406)
Balance at March 31, 2006	$45,958	$13,996

Note 5.

Investments

The following tables summarize, for all securities in an unrealized loss position at March 31, 2006  and December 31, 2005, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2006	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$315,133	$17,671	$40,516	$3,302	$355,649	$20,973
CMOs and ABS (1)	67,032	1,736	46,136	2,068	113,168	3,804
U.S. Government and
agencies	39,239	1,812	20,614	1,444	59,853	3,256
Agency MBS (2)	15,399	472	7,054	220	22,453	692
GSE (3)	31,037	1,423	20,379	923	51,416	2,346
States and political
subdivisions	56,808	1,341	-	-	56,808	1,341
Total fixed
maturities	524,648	24,455	134,699	7,957	659,347	32,412
Common stock	1,710	128	72	82	1,782	210
Preferred stock	15,425	457	1,482	17	16,907	474
Total temporarily
impaired securities	$541,783	$25,040	$136,253	$8,056	$678,036	$33,096

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$232,488	$8,085	$45,608	$3,159	$278,096	$11,244
CMOs and ABS (1)	50,118	984	38,495	1,358	88,613	2,342
U.S. Government and
agencies	40,250	842	21,266	798	61,516	1,640
Agency MBS (2)	16,534	239	7,761	117	24,295	356
GSE (3)	51,655	1,024	14,647	664	66,302	1,688
States and political
subdivisions	75,821	888	-	-	75,821	888
Total fixed
maturities	466,866	12,062	127,777	6,096	594,643	18,158
Common stock	1,137	76	96	58	1,233	134
Preferred stock	6,979	245	1,445	55	8,424	300
Total temporarily
impaired securities	$474,982	$12,383	$129,318	$6,209	$604,300	$18,592

(1)

Collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

Substantially all of the unrealized losses at March 31, 2006 and December 31, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, a total of 134 and 121 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 22 and 22 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2006 and December 31, 2005.

Note 6.

Income Taxes

The provision for income taxes shown in the Consolidated Statements of Operations was computed based on the Company's estimate of the effective tax rate expected to be applicable for the current tax year.

The deferred income tax benefit for the three months ended March 31, 2006 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $4,617,000, representing the increase in the related net deferred tax asset to $9,298,000 at March 31, 2006 from $4,681,000 at December 31, 2005.

Note 7.

Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $1,695,000 and $1,501,000 for the three months ended March 31, 2006 and 2005, respectively. Cash payments for interest were $847,000 and $933,000 for the three months ended March 31, 2006 and 2005, respectively.  Common stock issued in acquisitions (a non-cash financing activity) amounted to $10,679,000 during the three months ended March 31, 2006.  Non-cash assets acquired (other than intangibles) and liabilities assumed in these transactions were not significant.

Note 8.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs). The comprehensive (loss) income for the three months ended March 31, 2006 and 2005 is summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Net income	$4,029	$5,752
Unrealized losses arising during the period	(8,328)	(5,357)
Comprehensive (loss) income	$(4,299)	$395

Note 9.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Certain allocations of items within segments have been reclassified in the 2005 information to reflect how management analyzes these segments currently. Information by business segment for the three months ended March 31, 2006 and 2005 is presented below:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Revenues:
Medical stop-loss	$37,089	$31,428
Fully-insured health	14,258	4,347
Group disability, life, annuities and DBL	13,113	11,778
Individual life, annuities and other	15,393	12,197
Credit life and disability	5,462	5,365
Corporate	1,108	310
	86,423	65,425
Net realized and unrealized gains	417	248
	$86,840	$65,673

Income (loss) before income taxes:
Medical stop-loss	$3,766	$9,523
Fully-insured health	505	(928)
Group disability, life, annuities and DBL	502	395
Individual life, annuities and other	2,122	935
Credit life and disability	(148)	233
Corporate	(171)	(553)
	6,576	9,605
Interest expense	(903)	(845)
Net realized and unrealized gains	417	248
	$6,090	$9,008

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The actual consolidated results of Independence Holding Company. (“IHC”) and Subsidiaries (collectively referred to as the "Company") could differ significantly from those set forth herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors " as set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, as well as those discussed here in Item 2 and elsewhere in this quarterly report.  Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Words such as "believes", "anticipates", "expects", "intends", “estimates”, "likelihood", “unlikelihood”, “assessment”, and “foreseeable” and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  A number of important factors could cause the Company's actual results for the year ending December 31, 2006, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by the Company, or on its behalf.  The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, and our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly-owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriter (“MGU”) affiliates, Health Plan Administrators (“HPA”), GroupLink Inc. (“GroupLink”) and Community America Insurance Services Inc. (“CAIS”, formerly CA Insurance Services LLC).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company (“Independence American”) and several MGU’s.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, major medical, STM, dental, vision, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. Management has always focused on managing costs of operations, and the Company believes that the acquisition of IAC in January 2006 affords it an opportunity to affect further cost efficiencies.

The following is a summary of key performance information and events:

•

Net income of $4.0 million in the first three months of 2006 ($.27 per share, diluted), as compared to $5.8 million in the first three months of 2005 ($.40 per share, diluted);

•

Consolidated investment yield of 5.4% in the three months ended March 31, 2006, as compared to 5.1% in the comparable period in 2005;

•

Income before taxes from the Medical Stop-Loss segment decreased $5.8 million:

o

The Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) for the Medical Stop-Loss line of business for the quarter ended March 31, 2006 was 92.0%.  Although this Net Loss Ratio was higher than the 87.2% Net Loss Ratio applicable to the quarter ended March 31, 2005, it was lower than the Net Loss Ratio of 93.2% for the year ended December 31, 2005;

o

Included in the Medical Stop-Loss segment for the first quarter of 2005 was $3.5 million of income from a commutation agreement and a loss cover that did not repeat in the first quarter of 2006;

•

Fully-Insured segment reported income before taxes of $.5 million for the three months ended March 31, 2006 as compared to a loss of $.9 million for the three months ended March 31, 2005;

•

Revenues of $86.8 million, a 32.2% increase from 2005 primarily due to an increase in revenues from the fully-insured health segment, an increase in net retention of the medical stop-loss line to 51.4% in 2006 from 40.0% in 2005 (“retention” refers to net earned premiums after reinsurance) and the life and annuity acquisition in June 2005;

•

Book value of $14.10 per common share; a 0.3% increase from December 31, 2005, reflecting net unrealized losses on securities offset by net income and stock issuance and exercises;

•

As of January 31, 2006,  acquired IAC, a leading producer and administrator of group and individual major medical insurance (including Consumer Driven Health Plans (CDHPs)) and other life and health policies;

•

As of March 1, 2006, acquired the remaining 55% of CAIS to further the marketing reach for CDHPs and other products; as of March 31, 2006, CAIS acquired a block of $50 million of fully-insured group major medical business, which is anticipated to be transitioned to Madison National Life as of August 1, 2006; and

•

Approved to write a variety of fully-insured medical products in a majority of states.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs and Investments as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  During the first quarter of 2006, there were no additions to or changes in the critical accounting policies disclosed in the 2005 Form 10-K.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net income was $4.0 million or $.27 per share, diluted, for the three months ended March 31, 2006, a decrease of $1.8 million compared to net income of $5.8 million, or $.40 per share, diluted, for the three months ended March 31, 2005. The Company's income before taxes decreased $2.9 million to $6.1 million for the three months ended March 31, 2006 from $9.0 million for the three months ended March 31, 2005.  Information by business segment for the three months ended March 31, 2006 and 2005 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
March 31,	Premiums	Investment	From	Other	and	Acquisition	and
2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$35,363	770	176	780	24,120	-	9,203	$3,766
Fully-Insured	7,444	30	-	6,784	4,507	63	9,183	505
Group disability,
life, annuities
and DBL	10,865	2,135	-	113	9,221	39	3,351	502
Individual life,
annuities
and other	7,340	7,725	-	328	9,817	1,231	2,223	2,122
Credit life and
disability	5,276	171	-	15	2,515	1,185	1,910	(148)
Corporate	-	1,100	-	8	-	-	1,279	(171)
Sub total	$66,288	11,931	176	8,028	50,180	2,518	27,149	6,576
Net realized and
unrealized gains								417
Interest expense								(903)
Income before
income taxes								6,090
Income taxes								(2,061)
Net income								$4,029

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
March 31,	Premiums	Investment	From	Other	and	Acquisition	and
2005	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$25,290	1,412	477	4,249	16,148	-	5,757	$9,523
Fully-Insured	2,964	8	-	1,375	2,173	150	2,952	(928)
Group disability,
life, annuities
and DBL	9,648	2,013	-	117	7,733	36	3,614	395
Individual life,
annuities and
other	6,426	5,586	-	185	8,400	1,317	1,545	935
Credit life and
disability	5,100	220	-	45	2,207	1,148	1,777	233
Corporate	-	260	-	50	-	-	863	(553)
Sub total	$49,428	9,499	477	6,021	36,661	2,651	16,508	9,605
Net realized and
unrealized gains								248
Interest expense								(845)
Income before
income taxes								9,008
Income taxes								(3,256)
Net income								$5,752

Premiums Earned

Total premiums earned grew $16.9 million to $66.3 million in the first quarter of 2006 from $49.4 million in the comparable period of 2005. The increase is due to: (i) the Medical Stop-Loss segment which increased $10.1 million primarily due to increased retentions; (ii) the Fully-Insured segment which had a $4.5 million increase in premiums from the first quarter of 2005 to the first quarter of 2006, comprised of a $2.0 million increase in dental premiums, a $.9 million increase in short-term medical and a $1.6 million increase in group major medical primarily due to new business that did not exist during the first quarter of 2005; (iii) the Individual and Other segment which increased $.9 million, primarily from a $.8 million increase in ordinary life due to acquisitions of policy blocks after the first quarter of 2005 and a $.2 million increase in blanket accident and sickness policy premiums, partially offset by a $.1 million decrease in all other lines; (iv) an increase of $1.2 million in the Group segment primarily due to a $1.2 million increase in point of service, a $.2 million increase in group term life, and a $.2 million increase in LTD, partially offset by a $.4 million decrease in DBL caused by a reduction in statutory rates; and (v) a $.2 million increase in the Credit Life and Disability segment due to new business.

Net Realized and Unrealized Gains

Net realized and unrealized gains increased by $.2 million compared to the first quarter of 2005. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income increased $2.4 million primarily due to the maintenance of a higher level of invested assets due to the acquisitions of policy blocks in 2005.  In addition, the Company’s investments in limited partnerships generated higher returns in the three months ended March 31, 2006 than in the comparable period of 2005.  The annualized return on total investments was 5.4% in the first quarter of 2006 versus 5.1% in the first quarter of 2005.

Equity Income

Equity income from AMIC decreased $.3 million, or 63.1%, from the first quarter of 2005, as lower income earned by AMIC was slightly offset by an increase in IHC's ownership which was approximately 48% during the first quarter of 2006 compared to 40% in the first quarter of 2005.

Fee Income and Other Income

Fee income increased $5.3 million to $7.4 million from $2.1 million in the three months ended March 31, 2005, primarily due to fees of $4.9 million earned by IAC, and $.5 million earned by GroupLink, which are subsidiaries that were not part of the Company during the first quarter of 2005; partially offset by a $.1 million decrease in other fee income.

Total other income decreased $3.3 million to $.6 million from $3.9 million in the three months ended March 31, 2005.  This was primarily due to the inclusion of $3.5 million of other income in the first quarter of 2005 from a  commutation agreement and a loss ratio cover with a reinsurer that have no equivalent in the first quarter of 2006, slightly offset by a $.2 million increase in all other income.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $13.5 million. The increase is due to: (i) $8.0 million in the Medical Stop-Loss segment resulting from an increase in retention and an increase in Net Loss Ratios to 92.0% as compared to 87.2% for the first quarter of 2005; (ii) an increase of $2.3 million in the Fully-Insured segment due to new business; (iii) a $1.4 million increase in the Individual and Other segment due to higher losses on an assumed block of annuity and life business in run-off status, and surrenders and interest credited on policies due to acquisitions made in 2005; (iv) an increase of $1.5 million in the Group segment primarily due to a $1.3 million increase related to new business written for group A&H in point of service, a $.2 million increase in group term life losses, and a $.2 million increase in interest credited in group annuities, partially offset by a $.2 million decrease in LTD; and (v) a $.3 million increase in the Credit Life and Disability segment caused by higher loss ratios and new business.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.1 million, primarily due to slower amortization on the interest sensitive products of approximately $.4 million, which was partially offset by amortization on the prior year acquisitions of $.2 million, which have no comparable amounts in the first quarter of 2005, and other small increases of $.1 million.

Interest Expense on Debt

Interest expense increased $.1 million, primarily due to an increase in the interest rate on $12.4 million of floating rate junior subordinated debt to 8.4% in the first quarter of 2006 as compared to 6.5% in the first quarter of 2005.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $10.6 million in the first quarter of 2006 as compared to the first quarter of 2005. The increase is primarily due to (i) a $6.2 million increase in expenses associated with the operation of the Fully-Insured segment, primarily due to the acquisition of IAC; (ii) a $3.4 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned; (iii) a $.3 million decrease in the Group segment due to reduced commissions caused by changes in the product mix in DBL; (iv) a $.7 million increase in the Individual and Other segment due to the block acquisitions in 2005; (v) a $.2 million increase in the Credit Life and Disability segment due to new business; and (vi) a $.4 million increase in other corporate expenses, including $.3 million of expenses related to share-based compensation due to the adoption of a new accounting standard in the first quarter of 2006.

Income Taxes

Income tax expense decreased $1.2 million to $2.1 million for the quarter ended March 31, 2006 from $3.3 million for the first quarter of 2005.  This results in effective rates of 33.8% for the first quarter of 2006 and 36.2% for the first quarter of 2005, primarily related to higher levels of income from tax-exempt securities in 2006.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments, fixed maturities, equity securities, partnership interests and certain other current assets, net of current liabilities) amounted to $32.0 million at March 31, 2006. Corporate liquidity excludes the repayment of $12.5 million of debt due September 2006, as such debt is in the process of renewal.  The Company issued 125,000 shares of common stock for $2,500,000 in the first quarter of 2006.  (See also Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in Part II. Other Information, for more information.)

BALANCE SHEET

Total investments and cash and cash equivalents decreased $36.1 million during the three months ended March 31, 2006 largely due to net cash of $2.2 million used by operating activities and $21.0 million in cash used for acquisitions.

The $9.4 million increase in total stockholders' equity is primarily due to $4.0 million in net income generated in the quarter ended March 31, 2006, a $13.7 million increase in common stock and paid-in capital mostly from issuances of common shares in acquisitions, partially offset by an $8.3 million increase in net unrealized losses on investments.

The Company had net receivables from reinsurers of $97.7 million at March 31, 2006. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2006.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 87.2% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at March 31, 2006. Also at such date, approximately 96.2% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2006, approximately 3.8% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at March 31, 2006.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three month periods ended March 31, 2006 and 2005, the Company did not record any losses for other-temporary impairments.

The Company's gross unrealized losses on fixed maturities totaled $32.4 million at March 31, 2006. Substantially all of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2006.

.

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

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2006, is not materially different from that reported in the schedule of such obligations at December 31, 2005 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed maturities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. In the first quarter of 2006, the Company experienced an increase in net unrealized losses of $15.6 million which, net of deferred tax benefits of $4.6 million and net of deferred policy acquisition costs of $2.7 million, decreased stockholders' equity by $8.3 million (reflecting net unrealized losses of $16.7 million at March 31, 2006 compared to net unrealized losses of $8.4 million at December 31, 2005). From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters (MGUs) and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for its two primary product segments ( M edical S top- L oss and G roup Disability, L ife, Annuities and DBL).  For 2006, IHC’s business plan is to: (i) improve the profitability of its core lines of business, in particular Medical Stop-Loss, while expanding distribution, (ii) diversify its product mix by accelerating its expansion into the Fully-Insured health insurance sector, and thereby reduce the volatility of its portfolio and reduce its exposure to market cycles , and (iii) continue to acquire blocks of life and annuity business , and blocks of fully-insured health and dental .  The following summarizes what IHC has accomplish ed and the outlook for the remainder of 2006 and beyond by segment.

The Company's operating results have been heavily dependent on the results of its Medical Stop-Loss line of business, particularly as IHC h as increased its risk retention in recent years. The Company emphasizes underwriting profits and not top line growth.  While still profitable in 2005 , the Company increased rates and made changes in its underwriting guidelines in response to the results of its underwriting audits .

Through the acquisitions of HPA  and  GroupLink, which is 75% owned by IHC, in 2005 and IAC in January 2006, IHC has expanded into multiple new Fully-Insured Health product s, including short-term medical (“ST M ”), group major medical (including Consumer Driven Health Plans (“CDHPs”)), limited medical, dental and vision (the “ Fully-Insured Health Products”).  IHC will further expand its F ully- I nsured H ealth P roducts in 2006 to include major medical for individuals and families including CDHPs and limited medical .   The Company believes that in the next several years, its Fully-Insured Health premiums may exceed its Medical Stop-Loss premiums.   The F ully- I nsured H ealth market is a much larger market than the excess market, estimated at $500 billion compared to a Medical Stop-Loss market of approximately $4 billion. As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its F ully- I nsured Health business will grow rapidly while yielding profitable results, which will help balance the more volatile and cyclical M edical S top- L oss business.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2006 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2005 included in Item 7A of the Company’s Annual Report on Form 10-K. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies were issued by liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional unrealized gains in its investment portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

ITEM 4.

CONTROLS AND PROCEDURES

IHC’s Chief Executive Officer and the Chief Financial Officer supervised and participated in IHC’s evaluation of its disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in IHC’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, IHC’S Chief Executive Officer and Chief Financial Officer concluded that IHC’s disclosure controls and procedures are effective.

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of the 55% interest in CAIS, on March 1, 2006, IHC issued 46,250 shares of IHC common stock, par value $1.00 per share, to the shareholder of CAIS at a fair value of $22.87 per share. The issuance of these securities was made pursuant to an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Effective February 22, 2006, IHC issued 125,000 shares of IHC common stock, par value $1.00 per share, to First Integrated Health, Inc. (a.k.a. Employees Direct Health) at $20.00 per share. The issuance of these securities was made pursuant to an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of March 31, 2006, 109,837 shares were still authorized to be repurchased under the plan.  Share repurchases during 2006 are summarized as follows:

2006			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	-	$-	109,837
February	-	-	109,837
March	-	-	109,837

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By:

/s/Roy T. K. Thung

Date:

May  9, 2006

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

May 9, 2006

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer