Form 10-Q
period 2006-06-30
INDEPENDENCE HOLDING CO
filed 2006-08-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer [ ] Accelerated Filer [ X ] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at August 9, 2006
Common stock, $ 1.00 par value	15,020,224 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
June 30, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)	4

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2006 and 2005 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition	15
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	30

Signatures	30

Copies of the Company’s SEC filings can be found on its website at www.independenceholding.com

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Investments:
Short-term investments	$641	$8,810
Securities purchased under agreements to resell	24,454	44,399
Fixed maturities	664,315	683,008
Equity securities	65,943	62,300
Other investments	55,829	57,287

Total investments	811,182	855,804

Cash and cash equivalents	15,007	12,659
Due from securities brokers	469	1,951
Investment in American Independence Corp. ("AMIC")	38,865	39,167
Deferred acquisition costs	62,833	62,000
Due and unpaid premiums	11,732	12,230
Due from reinsurers	105,507	111,135
Notes and other receivables	12,334	12,102
Goodwill	45,958	16,110
Other assets	42,497	27,765

Total assets	$1,146,384	$1,150,923

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$160,389	$159,600
Insurance reserves-life and annuity	269,721	273,449
Funds on deposit	376,820	370,701
Unearned premiums	20,373	18,524
Policy claims-life	7,562	8,742
Policy claims-health	6,382	4,839
Other policyholders' funds	18,652	18,350
Due to securities brokers	867	4,856
Due to reinsurers	8,964	11,667
Accounts payable, accruals and other liabilities	18,672	30,798
Debt	12,500	12,500
Junior subordinated debt securities	38,146	38,146

Total liabilities	939,048	952,172

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,082,309 and 14,235,066 shares issued, respectively;
15,019,298 and 14,132,149 shares outstanding, respectively	15,082	14,235
Paid-in capital	94,639	78,554
Accumulated other comprehensive loss	(23,323)	(8,414)
Treasury stock, at cost; 63,011 and 102,917 shares,
respectively	(1,117)	(1,829)
Retained earnings	122,055	116,205

Total stockholders' equity	207,336	198,751

Total liabilities and stockholders' equity	$1,146,384	$1,150,923

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Premiums earned:
Health	$60,411	$46,490	$115,784	$86,198
Life and annuity	10,879	9,291	21,794	19,011
Net investment income	11,402	9,037	23,333	18,536
Fee income	7,702	1,872	15,113	4,329
Net realized and unrealized gains	50	836	467	1,084
Equity income from AMIC	183	509	359	986
Other income	842	947	1,459	4,511
	91,469	68,982	178,309	134,655

EXPENSES:
Insurance benefits, claims and reserves:
Health	39,794	25,567	77,090	51,324
Life and annuity	12,827	10,220	25,711	21,124
Selling, general and administrative
expenses	31,665	21,028	58,814	37,536
Amortization of deferred acquisition
costs	2,671	2,673	5,189	5,324
Interest expense on debt	928	865	1,831	1,710
	87,885	60,353	168,635	117,018

Income before income taxes	3,584	8,629	9,674	17,637
Income tax expense	1,218	2,763	3,279	6,019

Net income	$2,366	$5,866	$6,395	$11,618

Basic income per common share	$.16	$.42	$.44	$.83

Weighted average shares outstanding	14,862	13,916	14,679	13,962

Diluted income per common share	$.16	$.41	$.43	$.82

Weighted average diluted shares
outstanding	15,178	14,200	15,003	14,255

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$6,395	$11,618
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	5,189	5,324
Net realized and unrealized gains	(467)	(1,084)
Equity income from AMIC and other equity method investments	(768)	(2,025)
Depreciation and amortization	1,218	764
Share-based compensation expenses	708	-
Deferred tax expense	706	4,015
Other	647	410
Changes in assets and liabilities:
Net sales of trading securities	334	329
Change in insurance liabilities	(1,879)	(5,899)
Additions to deferred acquisition costs	(1,437)	(11,085)
Change in net amounts due from and to reinsurers	2,925	10,210
Change in income tax liability	(1,711)	(502)
Change in due and unpaid premiums	499	(1,205)
Other	(11,092)	(6,900)

Net change in cash from operating activities	1,267	3,970

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(2,508)	(12,338)
Net proceeds of short-term investments	8,178	6,718
Net sales of securities under resale and repurchase agreements	19,945	81,107
Sales of equity securities	33,852	4,675
Purchases of equity securities	(37,547)	(40,993)
Sales of fixed maturities	116,860	425,229
Maturities of fixed maturities	-	615
Purchases of fixed maturities	(125,133)	(557,405)
Sales of other investments	3,602	5,447
Additional investments in other investments, net of distributions	(2,151)	(1,274)
Cash paid in acquisitions of companies, net of cash acquired	(20,950)	(10,200)
Investment in AMIC	-	(2,215)
Cash (paid) received in purchases of policy blocks	(224)	89,283
Change in notes and other receivables	(3,658)	(1,816)
Other	(1,683)	(1,549)

Net change in cash from investing activities	(11,417)	(14,716)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,500	-
Repurchases of common stock	(60)	(4,744)
Exercises of common stock options	1,782	350
Excess tax benefits from exercise of stock options	1,109	-
Proceeds of investment-type insurance contracts	7,520	12,590
Dividends paid	(353)	(353)

Net change in cash from financing activities	12,498	7,843

Net change in cash and cash equivalents	2,348	(2,903)
Cash and cash equivalents, beginning of year	12,659	13,196

Cash and cash equivalents, end of period	$15,007	$10,293

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 54% of IHC's outstanding common stock at June 30, 2006.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be anticipated for the entire year.

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

For the three month and six month periods ended June 30, 2006, total share-based compensation expense was $372,000 and $708,000, respectively, including $287,000 and $575,000, respectively, of incremental share-based compensation expense resulting from the adoption of SFAS 123R.  This incremental expense resulted in decreases of $173,000 and $346,000, respectively, to net income, after income tax benefits of $114,000 and $229,000, respectively, for the three months and six months ended June 30, 2006.

Prior to the adoption of SFAS 123R, the Company accounted for its share-based awards under APB 25.  The following table details the effect on net income and earnings per share had compensation expense for employee share-based awards been recorded in the three month and six month periods ended June 30, 2005 based on the fair value method under SFAS 123 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$5,866	$11,618
Add stock-based employee compensation expense included
in reported net income, net of related tax effects	-	-
Deduct total stock-based compensation expense determined
under fair value based method for all awards, net of
related tax effects	$(165)	$(340)
Proforma net income	$5,701	$11,278

Basic earnings per share:
As reported	$.42	$.83
Proforma	$.41	$.81

Diluted earnings per share:
As reported	$.41	$.82
Proforma	$.40	$.79

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock.  These shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period.  There were 1,129,814 shares available for future option or restricted-stock grants under the shareholder-approved plans at June 30, 2006.  Substantially all of these available shares relate to the Company’s 2006 Stock Incentive Plan that was approved by shareholders in June 2006.

The total intrinsic value of options exercised during the three month periods ended June 30, 2006 and 2005 was $3,767,000 and $511,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $4,071,000 and $684,000, respectively. Cash proceeds received from options exercised for the three months ended June 30, 2006 and 2005 were $1,705,000 and $258,000, respectively. Cash proceeds received from options exercised for the six months ended June 30, 2006 and 2005 were $1,782,000 and $350,000, respectively.

The Company’s stock option activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted-Average
	Under Option	Exercise Price

December 31, 2005	1,108,371	$11.89
Granted	230,000	21.58
Exercised	(269,500)	6.61
Expired	(1,800)	20.89
June 30, 2006	1,067,071	$15.30

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2006:

	Outstanding	Exercisable

Number of options	1,067,071	724,871
Weighted average exercise price per share	$15.30	$12.56
Aggregate intrinsic value for all options	$7,587,000	$7,140,000
Weighted average contractual term remaining	2.6 years	1.8 years

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. The weighted average grant-date fair-value of options granted during the six months ended June 30, 2006 was $7.25. No stock options were granted during the six months ended June 30, 2005.  The Company issued 49,325 and 2,250 restricted stock awards during the six month periods ended June 30, 2006 and 2005, respectively, with weighted-average grant-date fair values of $22.20 and $17.82 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the six month period ended June 30, 2006.

Weighted-average risk-free interest rate	4.9%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	32.1%
Weighted-average expected term of options	4.5 years

As of June 30, 2006, there was $2,125,000 and $995,000 of total unrecognized compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which will be recognized over the remaining requisite weighted-average service periods of 1.8 years and 2.7 years, respectively.

Prior to the adoption of SFAS 123R, the Company presented the tax benefit resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires such benefits to be reported as a financing cash flow, rather than as an operating cash flow. In the six month period ended June 30, 2006, excess tax benefits of $1,109,000 were classified as financing cash inflows. In the six month period ended June 30, 2005, excess tax benefits of $190,000 were classified as operating cash inflows.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2005, Standard Security Life and Madison National Life ceded to Independence American an average of 22% of their medical stop-loss business, 10% of their fully-insured health business and 20% of their New York Statutory Disability business. IHC owned 48% of AMIC's outstanding common stock at June 30, 2006 and December 31, 2005, which was purchased in various transactions beginning in 2002. IHC accounts for its investment in AMIC under the equity method. At June 30, 2006 and December 31, 2005, IHC's investment in AMIC had a total carrying value of $43,335,000 and $43,637,000, respectively, including goodwill of $4,470,000 at both dates.  At June 30, 2006 and December 31, 2005, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $49,918,000 and $46,668,000, respectively.

For the three months and six months ended June 30, 2006, IHC recorded $183,000 and $359,000, respectively, of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. IHC's equity income for the three months and six months ended June 30, 2005 was $509,000 and $986,000, respectively. AMIC paid no dividends on its common stock in the three month and six month periods ended June 30, 2006 and 2005.

IHC and its subsidiaries earned $117,000 and $138,000 for the three months ended June 30, 2006 and 2005, respectively, and $256,000 and $306,000 for the six months ended June 30, 2006 and 2005, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company also contracts for several types of insurance (e.g. directors and officers and professional liability) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses. The Company ceded premiums to AMIC of $13,574,000 and $14,108,000 for the three months ended June 30, 2006 and 2005, respectively, and $27,248,000 and $27,123,000 for the six months ended June 30, 2006 and 2005, respectively.

Included in the Company’s Consolidated Balance Sheets at June 30, 2006 and December 31, 2005, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $13,261,000 and $14,122,000; Other assets $10,127,000 and $10,565,000; and Other liabilities $630,000 and $249,000.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations are 316,000 and 284,000 shares for the three months ended June 30, 2006 and 2005, respectively, and 324,000 and 293,000 shares for the six months ended June 30, 2006 and 2005, respectively,  from the assumed exercise of options and vesting of restricted stock, using the treasury stock method. Net income does not change as a result of the assumed dilution.

Note 4.

Acquisitions

The Company completed the following acquisitions in the first quarter of 2006. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. Pro forma results of operations for the six months ended June 30, 2006 and for the three months and six months ended June 30, 2005, as though these acquisitions had been completed at the beginning of those periods, have not been presented since the effect of the acquisitions was not material.

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

IAC, which is based in Phoenix, Arizona, is a leading administrator, manager and distributor of Consumer Driven Health Plans (“CDHPs”). It currently administers approximately $270 million of individual and group health and life premiums and premium-equivalents. Of this business, approximately 30% is currently insured by Standard Security Life and Madison National Life.  IAC, in combination with IHC’s other fully-insured subsidiaries (HPA and GroupLink) administers, manages and distributes a full range of health products, including CDHPs, short-term medical, limited medical, dental and vision.

IHC issued a stock put on 194,443 of the IHC shares issued in the acquisition which vests on January 31, 2007 at a price of $17.00 per share and expires on January 31, 2008. The put was recorded at a fair value of $228,000 at the acquisition date. For the three months and six months ended June 30, 2006, IHC recorded unrealized gains of $20,000 and $79,000, respectively, in the Consolidated Statements of Operations, representing the net change in fair value of the put.

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

On March 31, 2006, CAIS acquired a marketing organization, including key management and health insurance sales staff, which controls a block of approximately $50 million of fully-insured group major medical business (including CDHPs) for $750,000, which is recorded as an intangible asset.  This acquired block of group major medical business began to be transitioned to Madison National Life effective August 1, 2006.

Goodwill and Other Intangible Assets

At June 30, 2006 and December 31, 2005, the Company had goodwill of $45,958,000 and $16,110,000, respectively, and other intangible assets (included in Other assets in the Consolidated Balance Sheets) of $13,541,000 and $3,838,000, respectively.  The change in the carrying amount of goodwill and other intangible assets for the first six months of 2006 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2005	$16,110	$3,838
IAC acquisition	25,562	8,800
SHA minority interest	1,840	644
CAIS acquisition and other additions	2,446	1,120
Amortization expense	-	(861)
Balance at June 30, 2006	$45,958	$13,541

Note 5.

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that FIN 48 will have on its consolidated financial statements.

Note 6.

Investments

The following tables summarize, for all securities in an unrealized loss position at June 30, 2006 and December 31, 2005, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2006	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$248,520	$20,599	$78,984	$6,681	$327,504	$27,280
CMOs and ABS (1)	60,376	2,841	51,992	2,579	112,368	5,420
U.S. Government and
Agencies	18,601	955	40,437	3,067	59,038	4,022
Agency MBS (2)	14,350	759	6,418	339	20,768	1,098
GSE (3)	29,648	2,027	19,245	1,182	48,893	3,209
States and political
Subdivisions	46,064	2,079	11,170	504	57,234	2,583
Total fixed
Maturities	417,559	29,260	208,246	14,352	625,805	43,612
Common stock	1,817	202	21	6	1,838	208
Preferred stock	15,837	429	3,814	349	19,651	778
Total temporarily
impaired securities	$435,213	$29,891	$212,081	$14,707	$647,294	$44,598

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$232,488	$8,085	$45,608	$3,159	$278,096	$11,244
CMOs and ABS (1)	50,118	984	38,495	1,358	88,613	2,342
U.S. Government and
Agencies	40,250	842	21,266	798	61,516	1,640
Agency MBS (2)	16,534	239	7,761	117	24,295	356
GSE (3)	51,655	1,024	14,647	664	66,302	1,688
States and political
Subdivisions	75,821	888	-	-	75,821	888
Total fixed
Maturities	466,866	12,062	127,777	6,096	594,643	18,158
Common stock	1,137	76	96	58	1,233	134
Preferred stock	6,979	245	1,445	55	8,424	300
Total temporarily
impaired securities	$474,982	$12,383	$129,318	$6,209	$604,300	$18,592

(1)

Collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.  Based on management’s consideration of these factors, the unrealized losses at June 30, 2006 and December 31, 2005 were deemed to be temporary impairments in value.

Substantially all of the unrealized losses at June 30, 2006 and December 31, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at June 30, 2006 and December 31, 2005. At June 30, 2006 and December 31, 2005, a total of 124 and 121 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 42 and 22 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Note 7.

Income Taxes

The provision for income taxes shown in the Consolidated Statements of Operations was computed based on the Company's estimate of the effective tax rate expected to be applicable for the current tax year.

The deferred income tax benefit for the six months ended June 30, 2006 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $8,290,000, representing the increase in the related net deferred tax asset to $12,971,000 at June 30, 2006 from $4,681,000 at December 31, 2005.

Note 8.

Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $4,195,000 and $2,511,000 for the six months ended June 30, 2006 and 2005, respectively. Cash payments for interest were $1,709,000 and $1,729,000 for the six months ended June 30, 2006 and 2005, respectively.  Common stock issued in acquisitions (a non-cash financing activity) amounted to $10,679,000 during the six months ended June 30, 2006.  Non-cash assets acquired (other than intangibles) and liabilities assumed in these transactions were not significant.

Note 9.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs). The comprehensive income (loss) for the three months and six months ended June 30, 2006 and 2005 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Net income	$2,366	$5,866	$6,395	$11,618
Unrealized (losses) gains arising during
the period, net of income taxes	(6,581)	8,458	(14,909)	3,101
Comprehensive (loss) income	$(4,215)	$14,324	$(8,514)	$14,719

 Note 10.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Certain allocations of items within segments have been reclassified in the 2005 information to reflect how management analyzes these segments currently. Information by business segment for the three months and six months ended June 30, 2006 and 2005 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Revenues:
Medical stop-loss	$42,038	$34,031	$79,127	$65,459
Fully-insured health	14,646	3,734	28,904	8,081
Group disability, life, annuities and DBL	13,205	12,424	26,318	24,202
Individual life, annuities and other	15,959	12,131	31,352	24,328
Credit life and disability	5,595	5,543	11,057	10,908
Corporate	(24)	283	1,084	593
	91,419	68,146	177,842	133,571
Net realized and unrealized gains	50	836	467	1,084
	$91,469	$68,982	$178,309	$134,655

Income (loss) before income taxes:
Medical stop-loss	$2,896	$6,486	$6,662	$16,009
Fully-insured health	(379)	(107)	127	(1,035)
Group disability, life, annuities and DBL	1,204	1,984	1,706	2,379
Individual life, annuities and other	2,563	1,144	4,685	2,079
Credit life and disability	(202)	112	(350)	345
Corporate	(1,620)	(961)	(1,792)	(1,514)
	4,462	8,658	11,038	18,263

Net realized and unrealized gains	50	836	467	1,084
Interest expense	(928)	(865)	(1,831)	(1,710)
	$3,584	$8,629	$9,674	$17,637

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

The following is a summary of key performance information and events:

•

Net income of $2.4 million and $6.4 million ($.16 and $.43 per share, diluted) for the three months and six months ended June 30, 2006, respectively, as compared to $5.9 million and $11.6 million ($.41 and $.82 per share, diluted), for the three months and six months ended June 30, 2005;

•

Consolidated investment yields of 5.2% and 5.3% for the three months and six months ended June 30, 2006, respectively, as compared to 4.9% and 5.0%, respectively, in the comparable periods in 2005;

•

Revenues of $91.5 million and $178.3 million for the three months and six months ended June 30, 2006, respectively, representing increases of 32.6% and 32.4% over the respective three month and six month periods of 2005; primarily due to an increase in revenues from the fully-insured health segment, an increase in net retention of the Company’s direct medical stop-loss line to 51.5% in 2006 from 41.4% in 2005 (“retention” refers to net earned premiums after reinsurance) and the life and annuity acquisition in June 2005;

•

Book value of $13.80 per common share; a 1.8% decrease from December 31, 2005, reflecting net unrealized losses on securities offset by net income, stock issuances and option exercises;

•

As of January 31, 2006,  acquired IAC, a leading producer and administrator of group and individual major medical insurance (including Consumer Driven Health Plans (CDHPs)) and other life and health policies;

•

As of March 1, 2006, acquired the remaining 55% of CAIS to further the marketing reach for CDHPs and other products; by March 31, 2006, CAIS acquired a block of $50 million of fully-insured group major medical business, which began to be transitioned to Madison National Life effective August 1, 2006; and

•

Approved to write a variety of fully-insured medical products in a majority of states.

The following is a summary of key performance information by segment:

•

Income before taxes from the Medical Stop-Loss segment decreased $3.6 million for the three months ended June 30, 2006, and $9.3 million for the six months ended June 30, 2006:

o

The Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) for the Medical Stop-Loss line of business for the three months and six months ended June 30, 2006 was 97.8% and 95.1%, respectively, compared to 89.6% and 88.6% for the three months and six months ended June 30, 2005, respectively;

o

Included in operating results for the Medical Stop-Loss segment for the first six months of 2005 was $3.5 million of income from a commutation agreement and a loss cover that did not repeat in the first six months of 2006;

•

Fully-Insured segment reported a loss before taxes of $.4 million and income before taxes of $.1 million for the three months and six months ended June 30, 2006, respectively, as compared to a loss of $.1 million and $1.0 million for the three months and six months ended June 30, 2005, respectively.  Although revenues from this segment have increased, and losses have decreased, continuing losses on this line are due to increased expense from the amortization of intangible assets recorded as a result of the recent acquisitions of IAC, HPA, GroupLink, and CAIS, and from higher selling, general, marketing and legal expenses related to the expansion of staff and product filings in anticipation of upcoming growth in this line;

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $.8 million for the three months ended June 30, 2006, and $.7 million for the six months ended June 30, 2006, primarily due to higher death and disability claims during the current quarter;

•

Income before taxes from the Individual life, annuities and other segment increased $1.4 million for the three months ended June 30, 2006, and $2.6 million for the six months ended June 30, 2006, primarily due to acquisitions of policy blocks of life and annuity business at the end of June 2005;

•

Income before taxes from the Credit life and disability segment decreased $.3 million for the three months ended June 30, 2006, and $.7 million for the six months ended June 30, 2006, primarily due to higher death and disability claims;

•

Loss before taxes from the Corporate segment increased $.7 million for the three months ended June 30, 2006, and $.3 million for the six months ended June 30, 2006, primarily due to higher legal, auditing and salary expense, as well as share-based compensation expense from the adoption of SFAS 123R on January 1, 2006; and

•

Investment gains of $50,000 and $467,000 for the three month and six month periods ended June 30, 2006, respectively, as compared to $836,000 and $1,084,000 for the three month and six month periods ended June 30, 2005.

•

Gross direct and assumed earned premiums for the three month and six month periods ended June 30, 2006 and 2005 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Medical Stop-Loss	$70,993	$70,257	$133,293	$134,551
Fully-Insured Health	17,111	8,043	36,061	15,930
Group Life and Disability	19,543	19,407	40,421	38,736
Credit Life and Disability	5,616	5,504	11,116	10,770
Individual and Other	8,369	7,112	16,404	14,308

	$121,632	$110,323	$237,295	$214,295

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, and Investments as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  During the six months ended June 30, 2006, there were no additions to or changes in the critical accounting policies disclosed in the 2005 Form 10-K.

Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net income was $2.4 million or $.16 per share, diluted, for the three months ended June 30, 2006, a decrease of $3.5 million compared to net income of $5.9 million, or $.41 per share, diluted, for the three months ended June 30, 2005. The Company's income before taxes decreased $5.0 million to $3.6 million for the three months ended June 30, 2006 from $8.6 million for the three months ended June 30, 2005.  Information by business segment for the three months ended June 30, 2006 and 2005 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
June 30,	Premiums	Investment	From	Other	and	Acquisition	And
2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$39,987	1,012	183	856	28,469	-	10,673	$2,896
Fully-Insured	7,502	35	-	7,109	4,231	13	10,781	(379)
Group disability,
life, annuities
and DBL	10,810	2,283	-	112	7,772	42	4,187	1,204
Individual life,
annuities
and other	7,655	7,856	-	448	9,681	1,405	2,310	2,563
Credit life and
disability	5,336	232	-	27	2,468	1,211	2,118	(202)
Corporate	-	(16)	-	(8)	-	-	1,596	(1,620)
Sub total	$71,290	11,402	183	8,544	52,621	2,671	31,665	4,462
Net realized and
unrealized gains								50
Interest expense								(928)
Income before
income taxes								3,584
Income taxes								(1,218)
Net income								$2,366

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
June 30,	Premiums	Investment	From	Other	and	Acquisition	And
2005	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$31,869	693	509	960	17,758	-	9,787	$6,486
Fully-Insured	2,216	7	-	1,511	1,330	150	2,361	(107)
Group disability,
life, annuities
and DBL	10,136	2,194	-	94	6,436	39	3,965	1,984
Individual life,
annuities and
other	6,268	5,681	-	182	7,825	1,344	1,818	1,144
Credit life and
disability	5,292	229	-	22	2,438	1,140	1,853	112
Corporate	-	233	-	50	-	-	1,244	(961)
Sub total	$55,781	9,037	509	2,819	35,787	2,673	21,028	8,658
Net realized and
unrealized gains								836
Interest expense								(865)
Income before
income taxes								8,629
Income taxes								(2,763)
Net income								$5,866

Premiums Earned

Total premiums earned grew $15.5 million to $71.3 million in the second quarter of 2006 from $55.8 million in the comparable period of 2005. The increase is due to: (i) the Medical Stop-Loss segment which increased $8.1 million primarily due to increased retentions; (ii) the Fully-Insured segment which had a $5.3 million increase in premiums from the second quarter of 2005 to the second quarter of 2006, comprised of a $2.3 million increase in dental premiums, a $1.0 million increase in short-term medical and a $2.0 million increase in group major medical primarily due to new business that did not exist during the second quarter of 2005; (iii) the Individual and Other segment which increased $1.4 million, primarily from a $1.4 million increase in ordinary life due to acquisitions of policy blocks at the end of the second quarter of 2005 and a $.2 million increase in blanket accident and sickness policy premiums, partially offset by a $.2 million decrease in all other lines; (iv) an increase of $.7 million in the Group segment primarily due to a $.7 million increase in point of service and a $.2 million increase in group term life, partially offset by a $.2 million decrease in DBL caused by a reduction in statutory rates.

Net Realized and Unrealized Gains

Net realized and unrealized gains decreased by $.7 million compared to the second quarter of 2005. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income increased $2.4 million primarily due to the maintenance of a higher level of invested assets due to the acquisitions of policy blocks in 2005, and a slight increase in the investment rate of return during the current year period.  The annualized return on total investments was 5.2% in the second quarter of 2006 versus 4.9% in the second quarter of 2005.

Equity Income

Equity income from AMIC decreased $.3 million from the second quarter of 2005, as lower income earned by AMIC was slightly offset by an increase in IHC's ownership which was approximately 48% during the second quarter of 2006 compared to approximately 42% in the second quarter of 2005. The reduction in income is primarily due to an increase in net loss ratios of AMIC's Medical Stop-Loss business.

Fee Income and Other Income

Fee income increased $5.8 million to $7.7 million from $1.9 million in the three months ended June 30, 2005, primarily due to fees of $5.2 million earned by IAC, and $.5 million earned by GroupLink, which are subsidiaries that were not part of the Company during the second quarter of 2005; partially offset by a $.1 million decrease in other fee income.

Total other income decreased $.1 million to $.8 million from $.9 million in the three months ended June 30, 2005.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $16.8 million. The increase is due to: (i) $10.7 million in the Medical Stop-Loss segment resulting from an increase in retention and an increase in Net Loss Ratios to 97.8% as compared to 89.6% for the second quarter of 2005 (see “Outlook” for a discussion of factors affecting the recent underwriting profitability of the Medical Stop-Loss segment); (ii) an increase of $2.9 million in the Fully-Insured segment due to the increase in premiums; (iii) a $1.9 million increase in the Individual and Other segment due to higher losses, surrenders and interest credited on policies due to acquisitions made in 2005; and (iv) an increase of $1.3 million in the Group segment primarily due to a $.4 million increase related to new business written for group A&H in point of service, a $.5 million increase in group term life losses, a $.1 million increase in interest credited in group annuities, and a $.6 million increase in LTD claims; partially offset by a $.3 decrease in DBL due to lower losses.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs were relatively unchanged with a $.2 million decrease in Fully-Insured being offset by a $.1 million increase in credit and a $.1 million increase across all other lines.

Interest Expense on Debt

Interest expense increased $.1 million, primarily due to an increase in the interest rate on $12.4 million of floating rate junior subordinated debt to 9.0% in the second quarter of 2006 as compared to 7.1% in the second quarter of 2005.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $10.7 million in the second quarter of 2006 as compared to the second quarter of 2005. The increase is primarily due to (i) an $8.4 million increase in expenses associated with the operation of the Fully-Insured segment, primarily due to the acquisition of IAC, GroupLink, and higher commission expenses from the increase in Fully-Insured premiums; (ii) a $.9 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned, slightly offset by a decrease in profit commission expense due to the increase in net loss ratios; (iii) a $.2 million increase in the Group segment due to increased group A&H business in point of service; (iv) a $.5 million increase in the Individual and Other segment due to the block acquisitions in 2005; (v) a $.3 million increase in the Credit Life and Disability segment due to higher commission expense; and (vi) a $.4 million increase in other corporate expenses, including $.3 million of expenses related to share-based compensation due to the adoption of SFAS 123R in the first quarter of 2006.

Income Taxes

Income tax expense decreased $1.6 million to $1.2 million for the quarter ended June 30, 2006 from $2.8 million for the second quarter of 2005 due to the decrease in income in 2006.  This results in effective rates of 34.0% for the second quarter of 2006 and 32.0% for the second quarter of 2005.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net income was $6.4 million or $.43 per share, diluted, for the six months ended June 30, 2006, a decrease of $5.2 million compared to net income of $11.6 million, or $.82 per share, diluted, for the six months ended June 30, 2005. The Company's income before taxes decreased $7.9 million to $9.7 million for the six months ended June 30, 2006 from $17.6 million for the six months ended June 30, 2005.  Information by business segment for the six months ended June 30, 2006 and 2005 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
June 30,	Premiums	Investment	From	Other	and	Acquisition	and
2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$75,350	1,782	359	1,636	52,589	-	19,876	$6,662
Fully-Insured	14,946	65	-	13,893	8,738	76	19,963	127
Group disability,
life, annuities
and DBL	21,675	4,418	-	225	16,993	81	7,538	1,706
Individual life,
annuities
and other	14,995	15,581	-	776	19,498	2,636	4,533	4,685
Credit life and
disability	10,612	403	-	42	4,983	2,396	4,028	(350)
Corporate	-	1,084	-	-	-	-	2,876	(1,792)
Sub total	$137,578	23,333	359	16,572	102,801	5,189	58,814	11,038
Net realized and
unrealized gains								467
Interest expense								(1,831)
Income before
income taxes								9,674
Income taxes								(3,279)
Net income								$6,395

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
June 30,	Premiums	Investment	From	Other	and	Acquisition	and
2005	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$57,159	2,105	986	5,209	33,906	-	15,544	$16,009
Fully-Insured	5,180	15	-	2,886	3,503	300	5,313	(1,035)
Group disability,
life, annuities
and DBL	19,784	4,207	-	211	14,169	75	7,579	2,379
Individual life,
annuities and
other	12,694	11,267	-	367	16,225	2,661	3,363	2,079
Credit life and
disability	10,392	449	-	67	4,645	2,288	3,630	345
Corporate	-	493	-	100	-	-	2,107	(1,514)
Sub total	$105,209	18,536	986	8,840	72,448	5,324	37,536	18,263
Net realized and
unrealized gains								1,084
Interest expense								(1,710)
Income before
income taxes								17,637
Income taxes								(6,019)
Net income								$11,618

Premiums Earned

Total premiums earned grew $32.4 million to $137.6 million in the first six months of 2006 from $105.2 million in the comparable period of 2005. The increase is due to: (i) the Medical Stop-Loss segment which increased $18.2 million primarily due to increased retentions; (ii) the Fully-Insured segment which had a $9.8 million increase in premiums, comprised of a $4.3 million increase in dental premiums, a $1.9 million increase in short-term medical and a $3.6 million increase in group major medical primarily due to new business that did not exist during the first six months of 2005; (iii) the Individual and Other segment which increased $2.3 million, primarily from a $3.0 million increase in ordinary life due to higher premiums from policy blocks acquired at the end of the second quarter of 2005 and a $.3 million increase in blanket accident and sickness policy premiums, partially offset by decreases of $.3 million in military premiums, $.3 million in other ordinary life premiums and $.2 million in all other lines; (iv) an increase of $1.9 million in the Group segment primarily due to a $1.9 million increase in point of service, a $.5 million increase in group term life, and a $.1 million increase in LTD, partially offset by a $.6 million decrease in DBL caused by a reduction in statutory rates; and (v) a $.2 million increase in the Credit Life and Disability segment due to new business.

Net Realized and Unrealized Gains

Net realized and unrealized gains decreased by $.6 million compared to the first six months of 2005. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income increased $4.8 million primarily due to the maintenance of a higher level of invested assets due to the acquisitions of policy blocks in 2005, and a slight increase in the investment rate of return during the current year period.  The annualized return on total investments was 5.3% in the first six months of 2006 versus 5.0% in the first six months of 2005.

Equity Income

Equity income from AMIC decreased $.6 million from the first six months of 2005, as lower income earned by AMIC was slightly offset by an increase in IHC's ownership which was approximately 48% during the first six months of 2006 compared to 42% in the first six months of 2005. The reduction in income is primarily due to an increase in net loss ratios of AMIC's Medical Stop-Loss business.

Fee Income and Other Income

Fee income increased $10.8 million to $15.1 million from $4.3 million in the six months ended June 30, 2005, primarily due to fees of $10.2 million earned by IAC, and $.9 million earned by GroupLink, which are subsidiaries that were not part of the Company during the first six months of 2005; partially offset by a $.3 million decrease in other fee income.

Total other income decreased $3.0 million to $1.5 million from $4.5 million in the six months ended June 30, 2005.  This was primarily due to the inclusion of $3.5 million of other income in the first six months of 2005 from a  commutation agreement and a loss ratio cover with a reinsurer that have no equivalent in the first six months of 2006, slightly offset by a $.5 million increase in all other income.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $30.4 million. The increase is due to: (i) $18.7 million in the Medical Stop-Loss segment resulting from an increase in retention and an increase in Net Loss Ratios to 95.1% as compared to 88.6% for the first six months of 2005 (see “Outlook”); (ii) an increase of $5.2 million in the Fully-Insured segment due to the increase in premiums; (iii) a $3.3 million increase in the Individual and Other segment due to higher losses on assumed blocks of annuity and life business and surrenders and interest credited on policies due to acquisitions made in 2005; (iv) an increase of $2.8 million in the Group segment primarily due to a $1.8 million increase related to new business written for group A&H in point of service, a $.5 million increase in group term life losses, and a $.5 million increase in LTD claims; and (v) a $.4 million increase in the Credit Life and Disability segment caused by higher loss ratios and new business.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.1 million, primarily due to slower amortization on the interest sensitive products of approximately $.7 million, which was offset by amortization on the prior year acquisitions of $.4 million, which have no comparable amounts in the first six months of 2005, a $.1 million increase in credit, and other small increases of $.1 million.

Interest Expense on Debt

Interest expense increased $.1 million, primarily due to an increase in the interest rate on $12.4 million of floating rate junior subordinated debt to 8.7% in the first six months of 2006 as compared to 6.7% in the first six months of 2005.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $21.3 million in the first six months of 2006 as compared to the first six months of 2005. The increase is primarily due to (i) a $14.7 million increase in expenses associated with the operation of the Fully-Insured segment, primarily due to the acquisition of IAC, GroupLink, and higher commission expense due to the increase in premiums; (ii) a $4.4 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned; (iii) a $1.1 million increase in the Individual and Other segment due to the block acquisitions in 2005; (iv) a $.3 million increase in the Credit Life and Disability segment due to new business; and (v) a $.8 million increase in other corporate expenses, including $.7 million of expenses related to share-based compensation due to the adoption of SFAS 123R in 2006.

Income Taxes

Income tax expense decreased $2.7 million to $3.3 million for the six months ended June 30, 2006 from $6.0 million for the first six months of 2005 due to the decrease in pre-tax income in 2006.  This results in effective rates of 33.9% for the first six months of 2006 and 34.1% for the first six months of 2005.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments, fixed maturities, equity securities, partnership interests and certain other current assets, net of current liabilities) amounted to $33.5 million at June 30, 2006. Corporate liquidity excludes the repayment of $12.5 million of debt due September 2006, as such debt is in the process of renewal.

BALANCE SHEET

Total investments and cash and cash equivalents decreased $42.3 million during the six months ended June 30, 2006 largely due to $21.0 million in cash used for acquisitions and a $27.5 million increase in unrealized losses on available for sale securities.

The $8.6 million increase in total stockholders' equity in the first six months of 2006 is primarily due to $6.4 million in net income and a $16.9 million net increase in common stock and paid-in capital mostly from issuances of common shares in acquisitions, partially offset by a $14.9 million increase in net unrealized losses on investments.

The Company had net receivables from reinsurers of $96.5 million at June 30, 2006. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2006.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 89.1% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at June 30, 2006. Also at such date, approximately 96.9% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2006, approximately 3.1% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at June 30, 2006.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months and six months ended June 30, 2006, the Company recorded a realized loss of $247,000 for other-than-temporary impairments (none for the three months and six months ended June 30, 2005).

The Company's gross unrealized losses on fixed maturities totaled $43.6 million at June 30, 2006. Substantially all of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2006.

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

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2006, is not materially different from that reported in the schedule of such obligations at December 31, 2005 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed maturities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. In the first six months of 2006, the Company experienced an increase in net unrealized losses of $27.5 million which, net of deferred tax benefits of $8.3 million and net of deferred policy acquisition costs of $4.3 million, decreased stockholders' equity by $14.9 million (reflecting net unrealized losses of $23.3 million at June 30, 2006 compared to net unrealized losses of $8.4 million at December 31, 2005). From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters (MGUs) and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for its two primary product segments ( M edical S top- L oss and G roup Disability, L ife, Annuities and DBL). The Company's operating results have been heavily dependent on the results of its Medical Stop-Loss line of business, particularly as IHC has increased its risk retention in recent years. For 2006, IHC’s business plan is to: (i) improve the profitability of its core lines of business, in particular Medical Stop-Loss, while expanding distribution, (ii) diversify its product mix by accelerating its expansion into the Fully-Insured health insurance sector, and thereby reduce the volatility of its portfolio and reduce its exposure to market cycles , and (iii) continue to acquire blocks of life and annuity business , and blocks of fully-insured health and dental ..  The following summarizes what IHC has accomplish ed and the outlook for the remainder of 2006 and beyond by segment.

When an excess product, such as Medical Stop-Loss, experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line, which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003, and less favorable conditions continued through 2005. During 2005, the Company increased rates and made changes in its underwriting guidelines in response to the results of its underwriting audits.  For the six months ended June 30, 2006, the Medical Stop-Loss line was affected by further development on business incepting in 2005 and, to a lesser extent, in 2004, which caused reduced underwriting profitability.  The Company believes that the experience on business written in 2004 should now be nearly complete; and consequently, that business written in 2005 will be nearing completion during the second quarter of 2007.  Based upon the Company’s best estimate, due to the changes made in underwriting guidelines made during 2005, the experience on business incepting in 2005 is tracking significantly better than business written in 2004, and business written in 2006 is tracking better than business incepting in 2005 at this point in time.

Through the acquisitions of 100% of HPA and 75% of GroupLink in 2005 , and 100% of IAC in January 2006, IHC has expanded into multiple new Fully-Insured Health product s, including short-term medical (“ST M ”), group major medical (including Consumer Driven Health Plans (“CDHPs”)), limited medical, dental and vision (the “ Fully-Insured Health Products”).  IHC will further expand its F ully- I nsured H ealth P roducts in 2006 to include major medical for individuals and families including CDHPs and limited medical ..   The Company believes that in the next several years, its Fully-Insured Health premiums may exceed its Medical Stop-Loss premiums.   The F ully- I nsured H ealth market is a much larger market than the excess market, estimated at $500 billion compared to a Medical Stop-Loss market of approximately $4 billion. As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its F ully- I nsured Health business will grow rapidly while yielding profitable results, which will help balance the more volatile and cyclical M edical S top- L oss business.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2006 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2005 included in Item 7A of the Company’s Annual Report on Form 10-K. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies were issued by liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional unrealized gains in its investment portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

ITEM 4.

CONTROLS AND PROCEDURES

IHC’s Chief Executive Officer and Chief Financial Officer supervised and participated in IHC’s evaluation of its disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in IHC’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, IHC’S Chief Executive Officer and Chief Financial Officer concluded that IHC’s disclosure controls and procedures are effective.

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of June 30, 2006, 106,906 shares were still authorized to be repurchased under the plan.  Share repurchases during 2006 are summarized as follows:

2006			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased
January	-	$-	109,837
February	-	-	109,837
March	-	-	109,837
April	-	-	109,837
May	2,931	20.34	106,906
June	-	-	106,906

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on June 15, 2006, the following 7 nominees were elected for one-year terms on the Board of Directors:

Larry R. Graber, Allan C. Kirkman, Steven B. Lapin, Edward Netter, John L. Lahey, James G. Tatum and Roy T. K. Thung.

The vote on the election of the above nominees was:

For:

At least 13,159,520 shares

Withheld:

No more than 345,824 shares

The appointment of KPMG LLP as the Company's independent registered public accounting firm for 2006 was ratified by a vote of 13,473,031 shares for, 30,136 shares against, and 2,187 shares abstaining. There were no broker non-votes.

The approval of the adoption of The 2006 Stock Incentive Plan was approved by a vote of 10,693,973 shares for, 152,936 shares against and 452,437 shares abstaining. There were 2,206,008 non-votes.

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

August 9, 2006

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

August 9, 2006

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer