Form 10-Q
period 2006-09-30
INDEPENDENCE HOLDING CO
filed 2006-11-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer [ ] Accelerated Filer [ X ] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 8, 2006
Common stock, $ 1.00 par value	15,048,567 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
September 30, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Operations -
Three Months and Nine Months Ended September 30, 2006 and 2005
(unaudited)	4

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2006 and 2005 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	33

Signatures	33

Copies of the Company’s SEC filings can be found on its website at www.independenceholding.com

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Investments:
Short-term investments	$641	$8,810
Securities purchased under agreements to resell	45,229	44,399
Fixed maturities	669,349	683,008
Equity securities	68,128	62,300
Other investments	55,859	57,287

Total investments	839,206	855,804

Cash and cash equivalents	21,218	12,659
Due from securities brokers	19,358	1,951
Investment in American Independence Corp. ("AMIC")	39,539	39,167
Deferred acquisition costs	55,008	62,000
Due and unpaid premiums	11,103	12,230
Due from reinsurers	104,920	111,135
Notes and other receivables	14,068	12,102
Goodwill	46,425	16,110
Other assets	48,588	34,397

Total assets	$1,199,433	$1,157,555

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$160,823	$159,600
Insurance reserves-life and annuity	254,114	273,449
Funds on deposit	377,336	370,701
Unearned premiums	19,763	18,524
Policy claims-health	7,163	4,839
Policy claims-life	6,271	8,742
Other policyholders' funds	18,014	18,350
Due to securities brokers	22,123	4,856
Due to reinsurers	21,410	11,667
Accounts payable, accruals and other liabilities	36,341	37,430
Debt	15,000	12,500
Junior subordinated debt securities	38,146	38,146

Total liabilities	976,504	958,804

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,126,828 and 14,235,066 shares issued, respectively;
15,033,616 and 14,132,149 shares outstanding, respectively	15,127	14,235
Paid-in capital	95,525	78,554
Accumulated other comprehensive loss	(11,743)	(8,414)
Treasury stock, at cost 93,212 and 102,917 shares,
respectively	(1,727)	(1,829)
Retained earnings	125,747	116,205

Total stockholders' equity	222,929	198,751

Total liabilities and stockholders' equity	$1,199,433	$1,157,555

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Premiums earned:
Health	$60,711	$52,130	$176,495	$138,328
Life and annuity	10,840	10,561	32,634	29,572
Net investment income	11,855	10,928	35,188	29,464
Fee income	8,791	2,933	23,904	7,262
Net realized investment gains and
and losses	253	994	720	2,078
Equity income from AMIC	47	478	406	1,464
Other income	597	411	2,056	4,922
	93,094	78,435	271,403	213,090

EXPENSES:
Insurance benefits, claims and reserves:
Health	38,673	34,072	115,763	85,396
Life and annuity	13,693	11,923	39,404	33,047
Selling, general and administrative
expenses	31,716	21,982	90,530	59,518
Amortization of deferred acquisition
costs	2,352	2,442	7,541	7,766
Interest expense on debt	990	883	2,821	2,593
	87,424	71,302	256,059	188,320

Income before income taxes	5,670	7,133	15,344	24,770
Income tax expense	1,601	2,345	4,880	8,364

Net income	$4,069	$4,788	$10,464	$16,406

Basic income per common share	$.27	$.34	$.71	$1.17

Weighted average shares outstanding	15,028	14,019	14,797	13,981

Diluted income per common share	$.27	$.34	$.69	$1.15

Weighted average diluted shares
outstanding	15,235	14,286	15,117	14,255

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$10,464	$16,406
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	7,541	7,766
Net realized investment gains and losses	(720)	(2,078)
Equity income from AMIC and other equity method investments	(1,169)	(3,109)
Depreciation and amortization	2,013	1,537
Share-based compensation expenses	1,066	-
Deferred tax expense	283	5,058
Other	982	599
Changes in assets and liabilities:
Net sales of trading securities	705	434
Change in insurance liabilities	(20,134)	(3,618)
Deductions from (additions to) deferred acquisition costs, net	322	(13,595)
Change in net amounts due from and to reinsurers	15,958	14,684
Change in income tax liability	(643)	798
Change in due and unpaid premiums	1,128	(2,033)
Other	(7,005)	(6,514)

Net change in cash from operating activities	10,791	16,335

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(140)	(1,975)
Net proceeds of short-term investments	8,178	12,434
Net (purchases) sales of securities under resale and repurchase agreements	(830)	77,641
Sales of equity securities	88,613	7,553
Purchases of equity securities	(94,843)	(54,419)
Sales of fixed maturities	217,048	637,572
Maturities of fixed maturities	1,700	1,300
Purchases of fixed maturities	(210,700)	(783,160)
Sales of other investments	3,611	6,273
Additional investments in other investments, net of distributions	(1,836)	(703)
Cash paid in acquisitions of companies, net of cash acquired	(20,950)	(12,049)
Investment in AMIC	-	(4,749)
Cash (paid) received in purchases of policy blocks	(224)	90,970
Change in notes and other receivables	(3,456)	(2,238)
Other	(4,735)	(2,593)

Net change in cash from investing activities	(18,564)	(28,143)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,500	-
Repurchases of common stock	(670)	(5,624)
Increase in long-term debt	2,500	-
Exercises of common stock options	2,119	653
Excess tax benefits from exercise of stock options	1,252	-
Proceeds of investment-type insurance contracts	9,361	14,875
Dividends paid	(730)	(700)

Net change in cash from financing activities	16,332	9,204

Net change in cash and cash equivalents	8,559	(2,604)
Cash and cash equivalents, beginning of year	12,659	13,196

Cash and cash equivalents, end of period	$21,218	$10,592

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly-owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriter (“MGU”) affiliates, Health Plan Administrators (“HPA”), GroupLink Inc. (“GroupLink”) and Community America Insurance Services Inc. (“CAIS”, formerly CA Insurance Services LLC).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company (“Independence American”) and several MGU’s.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 54% of IHC's outstanding common stock at September 30, 2006.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be anticipated for the entire year.

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

For the three month and nine month periods ended September 30, 2006, total share-based compensation expense was $428,000 and $1,136,000, respectively, including $264,000 and $839,000, respectively, of incremental share-based compensation expense resulting from the adoption of SFAS 123R.  This incremental expense resulted in decreases of $159,000 and $505,000, respectively, to net income, after income tax benefits of $105,000 and $334,000, respectively, for the three months and nine months ended September 30, 2006.

Prior to the adoption of SFAS 123R, the Company accounted for its share-based awards under APB 25.  The following table details the effect on net income and earnings per share had compensation expense for employee share-based awards been recorded in the three month and nine month periods ended September 30, 2005 based on the fair value method under SFAS 123 (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$4,788	$16,406
Add stock-based employee compensation expense included
in reported net income, net of related tax effects	-	-
Deduct total stock-based compensation expense determined
under fair value based method for all awards, net of
related tax effects	$(155)	$(495)
Proforma net income	$4,633	$15,911

Basic earnings per share:
As reported	$.34	$1.17
Proforma	$.33	$1.14

Diluted earnings per share:
As reported	$.34	$1.15
Proforma	$.32	$1.12

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock.  These shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period.  There were 1,127,464 shares available for future option or restricted-stock grants under the shareholder-approved plans at September 30, 2006.  Substantially all of these available shares relate to the Company’s 2006 Stock Incentive Plan that was approved by shareholders in June 2006.

The total intrinsic value of options exercised during the three month periods ended September 30, 2006 and 2005 was $536,000 and $464,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4,607,000 and $1,162,000, respectively. Cash proceeds received from options exercised for the three months ended September 30, 2006 and 2005 were $337,000 and $303,000, respectively. Cash proceeds received from options exercised for the nine months ended September 30, 2006 and 2005 were $2,119,000 and $653,000, respectively.

The Company’s stock option activity for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted-Average
	Under Option	Exercise Price

December 31, 2005	1,108,371	$11.89
Granted	230,000	21.58
Exercised	(312,590)	6.78
Expired	(1,800)	20.89
September 30, 2006	1,023,981	$15.61

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2006:

	Outstanding	Exercisable

Number of options	1,023,981	681,781
Weighted average exercise price per share	$15.61	$12.86
Aggregate intrinsic value for all options	$6,297,000	$6,102,000
Weighted average contractual term remaining	2.4 years	1.6 years

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2006 was $7.25. No stock options were granted during the nine months ended September 30, 2005.  The Company issued 49,325 and 2,250 restricted stock awards during the nine month periods ended September 30, 2006 and 2005, respectively, with weighted-average grant-date fair values of $22.20 and $17.82 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the nine month period ended September 30, 2006.

Weighted-average risk-free interest rate	4.9%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	32.1%
Weighted-average expected term of options	4.5 years

As of September 30, 2006, there was $1,861,000 and $902,000 of total unrecognized compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which will be recognized over the remaining requisite weighted-average service periods of 1.6 years and 2.4 years, respectively.

Prior to the adoption of SFAS 123R, the Company presented the tax benefit resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires such benefits to be reported as a financing cash flow, rather than as an operating cash flow. In the nine month period ended September 30, 2006, excess tax benefits of $1,252,000 were classified as financing cash inflows. In the nine month period ended September 30, 2005, excess tax benefits of $407,000 were classified as operating cash inflows.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2005, Standard Security Life and Madison National Life ceded to Independence American an average of 22% of their medical stop-loss business, 10% of their fully-insured health business and 20% of their New York Statutory Disability business. IHC owned 48% of AMIC's outstanding common stock at September 30, 2006 and December 31, 2005, which was purchased in various transactions beginning in 2002. IHC accounts for its investment in AMIC under the equity method. At September 30, 2006 and December 31, 2005, IHC's investment in AMIC had a total carrying value of $44,009,000 and $43,637,000, respectively, including goodwill of $4,470,000 at both dates.  At September 30, 2006 and December 31, 2005, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $46,262,000 and $46,668,000, respectively.

For the three months and nine months ended September 30, 2006, IHC recorded $47,000 and $406,000, respectively, of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. IHC's equity income for the three months and nine months ended September 30, 2005 was $478,000 and $1,464,000, respectively. AMIC paid no dividends on its common stock in the three month and nine month periods ended September 30, 2006 and 2005.

IHC and its subsidiaries earned $138,000 and $136,000 for the three months ended September 30, 2006 and 2005, respectively, and $394,000 and $442,000 for the nine months ended September 30, 2006 and 2005, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company also contracts for several types of insurance (e.g. directors and officers and professional liability) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses. The Company ceded premiums to AMIC of $14,279,000 and $14,450,000 for the three months ended September 30, 2006 and 2005, respectively, and $41,527,000 and $41,574,000 for the nine months ended September 30, 2006 and 2005, respectively.

Included in the Company’s Consolidated Balance Sheets at September 30, 2006 and December 31, 2005, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $13,764,000 and $14,122,000; Other assets $8,782,000 and $10,565,000; and Other liabilities $494,000 and $249,000.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations are 207,000 and 267,000 shares for the three months ended September 30, 2006 and 2005, respectively, and 320,000 and 274,000 shares for the nine months ended September 30, 2006 and 2005, respectively,  from the assumed exercise of options and vesting of restricted stock, using the treasury stock method. Net income does not change as a result of the assumed dilution.

Note 4.

Acquisitions

The Company completed the following acquisitions in the first quarter of 2006. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. Pro forma results of operations for the nine months ended September 30, 2006 and for the three months and nine months ended September 30, 2005, as though these acquisitions had been completed at the beginning of those periods, have not been presented since the effect of the acquisitions was not material.

IAC Acquisition

In January 2006, the Company entered into a stock purchase agreement to purchase all of the voting and non-voting shares of the common stock of Insurers Administrative Corporation ("IAC") and Interlock Corporation for a total purchase price of $21,360,000 in cash and 446,663 shares of IHC common stock, which were issued at a value of $21.54 per share or $9,622,000. The Company recorded goodwill of $25,673,000 and other intangible assets consisting of $7,000,000 for the value of agent relationships and $1,800,000 for the value of computer software.  The relationship intangible and the capitalized software are being amortized over periods of 13 years and 8.7 years, respectively (a weighted-average period of 12.1 years).  Prior to entering into this agreement, IAC owned the minority interest in Strategic Health Associates (“SHA”) and administered IHC’s block of fully-insured group health insurance.  As a consequence of IHC’s acquisition of the minority interest in SHA through the IAC purchase, IHC owns 100% of SHA and therefore recognized additional goodwill and other intangibles, and eliminated the minority interest previously reported.

IAC, which is based in Phoenix, Arizona, is a leading administrator, manager and distributor of Consumer Driven Health Plans (“CDHPs”). It currently administers approximately $270 million of individual and group health and life premiums and premium-equivalents. Of this business, approximately 40% is currently insured by Standard Security Life and Madison National Life.  IAC, in combination with IHC’s other fully-insured subsidiaries (HPA and GroupLink) administers, manages and distributes a full range of health products, including CDHPs, short-term medical, limited medical, dental and vision.

IHC issued a stock put on 194,443 of the IHC shares issued in the acquisition which vests on January 31, 2007 at a price of $17.00 per share and expires on January 31, 2008. The put was recorded at a fair value of $228,000 at the acquisition date. For the three months and nine months ended September 30, 2006, IHC recorded unrealized gains of $3,000 and $82,000, respectively, in the Consolidated Statements of Operations, representing the net change in fair value of the put.

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

Goodwill and Other Intangible Assets

At September 30, 2006 and December 31, 2005, the Company had goodwill of $46,425,000 and $16,110,000, respectively, and other intangible assets (included in Other assets in the Consolidated Balance Sheets) of $13,044,000 and $3,838,000, respectively.  The change in the carrying amount of goodwill and other intangible assets for the first nine months of 2006 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2005	$16,110	$3,838
IAC acquisition	25,673	8,800
SHA minority interest	1,840	644
CAIS acquisition and other additions	2,802	1,120
Amortization expense	-	(1,358)
Balance at September 30, 2006	$46,425	$13,044

Note 5.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB 20 previously required that most voluntary changes in accounting principle be recognized as a cumulative effect adjustment in net income of the period of the change.  SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.  The adoption of SFAS 154 had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006.  Adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for years ending on or after November 15, 2006.  Adoption of SAB 108 is not expected to have a material effect on the Company’s consolidated financial statements.

 In September 2005, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" (SOP 05-1).  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments".  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of the unamortized deferred acquisition costs, unearned revenue, and deferred sales inducements associated with the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company has not yet determined the impact, if any, that SOP 05-1 may have on its consolidated financial statements.

Note 6.

Investments

The following tables summarize, for all securities in an unrealized loss position at September 30, 2006 and December 31, 2005, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2006	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$103,445	$3,319	$207,350	$11,490	$310,795	$14,809
CMOs and ABS (1)	39,169	489	73,994	2,254	113,163	2,743
U.S. Government and
Agencies	-	-	60,781	2,233	60,781	2,233
Agency MBS (2)	-	-	20,244	538	20,244	538
GSE (3)	7,255	161	41,564	1,721	48,819	1,882
States and political
subdivisions	9,387	141	11,123	143	20,510	284
Total fixed
maturities	159,256	4,110	415,056	18,379	574,312	22,489
Common stock	3,402	276	-	-	3,402	276
Preferred stock	25,884	103	7,662	340	33,546	443
Total temporarily
impaired securities	$188,542	$4,489	$422,718	$18,719	$611,260	$23,208

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$232,488	$8,085	$45,608	$3,159	$278,096	$11,244
CMOs and ABS (1)	50,118	984	38,495	1,358	88,613	2,342
U.S. Government and
Agencies	40,250	842	21,266	798	61,516	1,640
Agency MBS (2)	16,534	239	7,761	117	24,295	356
GSE (3)	51,655	1,024	14,647	664	66,302	1,688
States and political
Subdivisions	75,821	888	-	-	75,821	888
Total fixed
Maturities	466,866	12,062	127,777	6,096	594,643	18,158
Common stock	1,137	76	96	58	1,233	134
Preferred stock	6,979	245	1,445	55	8,424	300
Total temporarily
impaired securities	$474,982	$12,383	$129,318	$6,209	$604,300	$18,592

(1)

Collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.  Based on management’s consideration of these factors, the unrealized losses at September 30, 2006 and December 31, 2005 were deemed to be temporary impairments in value. For the nine months ended September 30, 2006, the Company recorded a realized loss of $247,000 for other-than-temporary impairments.

Substantially all of the unrealized losses at September 30, 2006 and December 31, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2006 and December 31, 2005. At September 30, 2006 and December 31, 2005, a total of 65 and 121 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 81 and 22 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Note 7.

Debt

On August 22, 2006, a subsidiary of IHC amended its outstanding $12,500,000 credit agreement with a commercial bank. The terms of the amended agreement increase the principal amount outstanding to $15,000,000, with principal reductions of $2,500,000 due on August 22, 2007 and 2008 and the remaining principal balance due on August 22, 2009. Interest on the debt is at a variable rate equal to LIBOR plus 1.25%. The subsidiary simultaneously entered into an interest rate swap with the commercial bank lender, with a notional amount equal to the debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate of 6.65%. The fair value of the swap, which is accounted for as a cash flow hedge, was insignificant at September 30, 2006.

Note 8.

Income Taxes

The provision for income taxes shown in the Consolidated Statements of Operations was computed based on the Company's estimate of the effective tax rate expected to be applicable for the current fiscal year.

The deferred income tax benefit for the nine months ended September 30, 2006 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $1,842,000, representing the increase in the related net deferred tax asset to $6,523,000 at September 30, 2006 from $4,681,000 at December 31, 2005.

Note 9.

Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $4,220,000 and $2,526,000 for the nine months ended September 30, 2006 and 2005, respectively. Cash payments for interest were $2,638,000 and $2,544,000 for the nine months ended September 30, 2006 and 2005, respectively.  Common stock issued in acquisitions (a non-cash financing activity) amounted to $10,679,000 during the nine months ended September 30, 2006.  Non-cash assets acquired (other than intangibles) and liabilities assumed in these transactions were not significant.

Note 10.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs). The comprehensive income (loss) for the three months and nine months ended September 30, 2006 and 2005 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Net income	$4,069	$4,788	$10,464	$16,406
Unrealized gains (losses) arising during
the period, net of income taxes	11,580	(8,374)	(3,329)	(5,273)
Comprehensive income (loss)	$15,649	$(3,586)	$7,135	$11,133

 Note 11.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Certain allocations of items within segments have been reclassified in the 2005 information to reflect how management analyzes these segments currently. Information by business segment for the three months and nine months ended September 30, 2006 and 2005 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Revenues:
Medical stop-loss	$42,165	$38,282	$121,292	$103,741
Fully-insured health	16,251	6,386	45,155	14,467
Group disability, life, annuities and DBL	13,203	12,971	39,521	37,173
Individual life, annuities and other	15,208	13,948	46,560	38,276
Credit life and disability	5,750	5,470	16,807	16,378
Corporate	264	384	1,348	977
	92,841	77,441	270,683	211,012
Net realized investment gains and losses	253	994	720	2,078
	$93,094	$78,435	$271,403	$213,090

Income (loss) before income taxes:
Medical stop-loss	$2,954	$3,637	$9,616	$19,643
Fully-insured health *	(134)	203	(7)	(833)
Group disability, life, annuities and DBL	2,819	1,049	4,525	3,431
Individual life, annuities and other	2,375	2,863	7,060	4,942
Credit life and disability	(139)	(236)	(489)	110
Corporate	(1,468)	(494)	(3,260)	(2,008)
	6,407	7,022	17,445	25,285
Net realized investment gains and losses	253	994	720	2,078
Interest expense	(990)	(883)	(2,821)	(2,593)
	$5,670	$7,133	$15,344	$24,770

(*)  The Fully-insured health segment includes amortization of intangible assets recorded as a result of the recent acquisitions of IAC, HPA, GroupLink and CAIS. Total amortization expense was $435,000 and $187,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,172,000 and $527,000 for the nine months ended September 30, 2006 and 2005, respectively. Amortization expense for the other segments is insignificant.

Note 12.

Subsequent Event

On October 5, 2006, IHC Health Solutions, Inc., a wholly-owned subsidiary of IHC, entered into an agreement to acquire 100% of the outstanding membership interests in CA Marketing and Management Services, LLC ("CAM") for a total purchase price payable at closing of $3,500,000, one third of which is payable in shares of IHC common stock. CAM is currently 100% owned by a senior officer of IHC. The Audit Committee of the Board of Directors of IHC unanimously approved the transaction, and upon recommendation by the audit committee, it was unanimously approved by the Board of Directors. The acquisition agreement includes customary representations and warranties for a transaction of this nature. The closing of the transaction is subject to such representations and warranties being correct, and IHC has a one-year indemnification period with respect to damages arising from a breach of this condition, with IHC's recovery capped at 100% of the total purchase price. The acquisition agreement will expire if the transaction has not closed by February 28, 2007. It is anticipated that the transaction will close during the first week of January 2007.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The future consolidated results of Independence Holding Company. (“IHC”) and Subsidiaries (collectively referred to as the "Company") could differ significantly from those set forth herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors " as set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, as well as those discussed here in Item 2 and elsewhere in this quarterly report.  Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Words such as "believes", "anticipates", "expects", "intends", “estimates”, "likelihood", “unlikelihood”, “assessment”, and “foreseeable” and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  A number of important factors could cause the Company's actual results for the year ending December 31, 2006, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by the Company, or on its behalf.  The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Overview

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly-owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriter (“MGU”) affiliates, Health Plan Administrators (“HPA”), GroupLink Inc. (“GroupLink”) and Community America Insurance Services Inc. (“CAIS”, formerly CA Insurance Services LLC).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. (NASDAQ: AMIC), which owns Independence American Insurance Company (“Independence American”) and several MGU’s.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, major medical, STM, dental, vision, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. Management has always focused on managing costs of operations, and the Company believes that the acquisition of IAC in January 2006 affords it an opportunity to effect further cost efficiencies.

The following is a summary of key performance information and events:

•

Net income of $4.1 million and $10.5 million ($.27 and $.69 per share, diluted) for the three months and nine months ended September 30, 2006, respectively, as compared to $4.8 million and $16.4 million ($.34 and $1.15 per share, diluted), for the three months and nine months ended September 30, 2005;

•

Consolidated investment yield of 5.3% for the three months and nine months ended September 30, 2006, as compared to 5.2% and 5.1%, respectively, in the comparable periods in 2005;

•

Revenues of $93.1 million and $271.4 million for the three months and nine months ended September 30, 2006, respectively, representing increases of 18.7% and 27.4% over the respective three month and nine month periods of 2005; primarily due to an increase in revenues from the fully-insured health segment, an increase in net retention of the Company’s direct medical stop-loss line to 51.5% in 2006 from 43.7% in 2005 (“retention” refers to net earned premiums after reinsurance) and the life and annuity acquisitions in 2005;

•

Book value of $14.83 per common share; a 5.5% increase from December 31, 2005, reflecting net income, stock issuances and option exercises partially offset by net unrealized losses on securities;

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

•

On October 5, 2006, announced the acquisition of CAM, expected to be effective January 1, 2007;

•

Approved to write a variety of fully-insured medical products in a majority of states.

The following is a summary of key performance information by segment:

•

Income before taxes from the Medical Stop-Loss segment decreased $.6 million for the three months ended September 30, 2006, and $10.0 million for the nine months ended September 30, 2006, compared to the same periods in 2005:

o

The Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) for the Medical Stop-Loss line of business for the three months and nine months ended September 30, 2006 was 94.6% and 94.9%, respectively, compared to 94.5% and 88.8% for the three months and nine months ended September 30, 2005, respectively;

o

Included in operating results for the Medical Stop-Loss segment for the first nine months of 2005 was $3.5 million of income from a commutation agreement and a loss cover that did not repeat in the first nine months of 2006;

•

Fully-Insured segment reported a loss before taxes of $.1 million for the three months ended September 30, 2006 and break even for the nine months ended September 30, 2006, as compared to income of $.2 million and a loss of $.8 million for the three months and nine months ended September 30, 2005, respectively.  Although revenues from this segment have increased, and losses have decreased, continuing losses on this line are due to increased expense from the amortization of intangible assets recorded as a result of the recent acquisitions of IAC, HPA, GroupLink, and CAIS, which will decline over the useful lives of the assets, and from higher selling, general, marketing and legal expenses related to the expansion of staff and product filings in anticipation of upcoming growth in this line. Total amortization expense was $1.2 million and $.5 million for the nine months ended September 30, 2006 and 2005, respectively;

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $1.8 million for the three months ended September 30, 2006, and $1.1 million for the nine months ended September 30, 2006, compared to a year earlier, primarily due to a decrease in LTD paid claims and net claims reserves during the current quarter;

•

Income before taxes from the Individual life, annuities and other segment decreased $.5 million for the three months ended September 30, 2006, and increased $2.2 million for the nine months ended September 30, 2006, compared to a year earlier, primarily due to acquisitions of policy blocks of life and annuity business in 2005;

•

Loss before taxes from the Credit life and disability segment decreased $.1 million for the three months ended September 30, 2006, and increased $.6 million for the nine months ended September 30, 2006, compared to a year earlier, primarily due to higher death and disability claims;

•

Loss before taxes from the Corporate segment increased $1.0 million for the three months ended September 30, 2006, and $1.3 million for the nine months ended September 30, 2006, compared to a year earlier, primarily due to share-based compensation expense from the adoption of SFAS 123R on January 1, 2006; and

•

Net realized investment gains and losses of $.3 million and $.7 million for the three month and nine month periods ended September 30, 2006, respectively, as compared to $1.0 million and $2.1 million for the three month and nine month periods ended September 30, 2005.

•

Premiums for the three month and nine month periods ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Gross Direct and Assumed	September 30,		September 30,
Earned Premiums:	2006	2005	2006	2005

Medical stop-loss	$71,277	$68,891	$204,570	$203,442
Fully-insured health	20,129	12,573	56,190	28,503
Group disability, life, annuities and DBL	21,086	19,680	61,507	58,415
Individual, life, annuities and other	7,712	8,480	24,116	22,788
Credit life and disability	5,800	5,369	16,917	16,139

	$126,004	$114,993	$363,300	$329,287

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Premiums Earned:	2006	2005	2006	2005

Medical stop-loss	$40,304	$35,441	$115,654	$92,600
Fully-insured health	7,747	4,285	22,693	9,465
Group disability, life, annuities and DBL	10,848	10,776	32,523	30,560
Individual, life, annuities and other	7,072	7,037	22,067	19,731
Credit life and disability	5,580	5,152	16,192	15,544

	$71,551	$62,691	$209,129	$167,900

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, and Investments as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  During the nine months ended September 30, 2006, there were no additions to or changes in the critical accounting policies disclosed in the 2005 Form 10-K.

Results of Operations for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net income was $4.1 million, or $.27 per share, diluted, for the three months ended September 30, 2006, a decrease of $.7 million compared to net income of $4.8 million, or $.34 per share, diluted, for the three months ended September 30, 2005. The Company's income before taxes decreased $1.4 million to $5.7 million for the three months ended September 30, 2006 from $7.1 million for the three months ended September 30, 2005.  Information by business segment for the three months ended September 30, 2006 and 2005 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
September 30,	Premiums	Investment	From	Other	and	Acquisition	And
2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$40,304	1,146	47	668	28,847	-	10,364	$2,954
Fully-Insured	7,747	58	-	8,446	4,365	13	12,007	(134)
Group disability,
life, annuities
and DBL	10,848	2,253	-	102	6,826	43	3,515	2,819
Individual life,
annuities
and other	7,072	7,977	-	159	9,716	1,035	2,082	2,375
Credit life and
disability	5,580	157	-	13	2,612	1,261	2,016	(139)
Corporate	-	264	-	-	-	-	1,732	(1,468)
Sub total	$71,551	11,855	47	9,388	52,366	2,352	31,716	6,407
Net realized invest-
ment gains and
losses								253
Interest expense								(990)
Income before
income taxes								5,670
Income taxes								1,601
Net income								$4,069

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
September 30,	Premiums	Investment	From	Other	and	Acquisition	And
2005	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$35,441	1,427	478	936	25,256	-	9,389	$3,637
Fully-Insured	4,285	(66)	-	2,167	2,633	149	3,401	203
Group disability,
life, annuities
and DBL	10,776	2,062	-	133	7,553	40	4,329	1,049
Individual life,
annuities and
other	7,037	6,825	-	86	7,954	1,056	2,075	2,863
Credit life and
disability	5,152	296	-	22	2,599	1,197	1,910	(236)
Corporate	-	384	-	-	-	-	878	(494)
Sub total	$62,691	10,928	478	3,344	45,995	2,442	21,982	7,022
Net realized invest-
ment gains and
losses								994
Interest expense								(883)
Income before
income taxes								7,133
Income taxes								2,345
Net income								$4,788

Premiums Earned

Total premiums earned grew $8.9 million to $71.6 million in the third quarter of 2006 from $62.7 million in the comparable period of 2005. The increase is primarily due to: (i) the Medical Stop-Loss segment which increased $4.9 million primarily due to increased retentions; and (ii) the Fully-Insured segment which had a $3.4 million increase in premiums from the third quarter of 2005 to the third quarter of 2006, comprised of a $.8 million increase in dental premiums, a $1.9 million increase in short-term medical and a $.7 million increase in group major medical primarily due to new business.

Net Realized Investment Gains and Losses

Net realized investment gains and losses decreased by $.7 million compared to the third quarter of 2005. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income increased $1.0 million primarily due to the maintenance of a higher level of invested assets due to the acquisitions of policy blocks in 2005, and a slight increase in the investment rate of return during the current year period.  The annualized return on total investments was 5.3% in the third quarter of 2006 versus 5.2% in the third quarter of 2005.

Equity Income

Equity income from AMIC decreased $.4 million from the third quarter of 2005, as lower income earned by AMIC was slightly offset by an increase in IHC's ownership which was approximately 48% during the third quarter of 2006 compared to an average 44% in the third quarter of 2005. The reduction in income is primarily due to an increase in net loss ratios of AMIC's Medical Stop-Loss business.

Fee Income and Other Income

Fee income increased $5.9 million to $8.8 million from $2.9 million in the three months ended September 30, 2005, primarily due to fees of $7.4 million earned by IAC, which is a subsidiary that was not part of the Company during the third quarter of 2005, partially offset by $1.4 million earned by GroupLink that is eliminated in 2006 as a result of transferring business from outside insurance carriers to insurance subsidiaries of IHC.

Total other income increased $.2 million to $.6 million from $.4 million in the three months ended September 30, 2005.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $6.4 million. The increase is due to: (i) an increase of $3.6 million in the Medical Stop-Loss segment primarily resulting from a 3% increase in retention and an increase in Net Loss Ratios to 94.6% as compared to 94.5% for the third quarter of 2005 (see “Outlook” for a discussion of factors affecting the recent underwriting profitability of the Medical Stop-Loss segment); (ii) an increase of $1.8 million in the Fully-Insured segment due to the increase in premiums; (iii) a $1.8 million increase in the Individual and Other segment due to higher losses, surrenders and interest credited on policies due to acquisitions made in 2005; and (iv) a decrease of $.8 million in the Group segment primarily due to a $1.9 million decrease in LTD paid claims and net claims reserves, partially offset by a $.5 million increase related to new business written for group A&H in point of service and a $.4 increase in DBL.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs were relatively unchanged with a $.1 million decrease in Fully-Insured being offset by a $.1 million increase in Credit.

Interest Expense on Debt

Interest expense increased $.1 million, primarily due to an increase in the interest rate on $12.4 million of floating rate junior subordinated debt to 9.6% in the third quarter of 2006 as compared to 7.5% in the third quarter of 2005, in addition to a $2.5 million increase in outstanding debt during the third quarter of 2006.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $9.7 million in the third quarter of 2006 as compared to the third quarter of 2005. The increase is primarily due to (i) an $8.6 million increase in expenses associated with the operation of the Fully-Insured segment, primarily due to the acquisition of IAC, GroupLink, and higher commission expenses from the increase in Fully-Insured premiums; (ii) a $1.0 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned, slightly offset by a decrease in profit commission expense due to the increase in net loss ratios; (iii) a $.8 million decrease in the Group segment primarily due to loss experience refunds which reduced commissions in the group A&H business as a result of higher loss ratios in 2006 compared to the prior year; and (iv) a $.9 million increase in other corporate expenses, including $.4 million of expenses related to share-based compensation due to the adoption of SFAS 123R in the first quarter of 2006.

Income Taxes

Income tax expense decreased $.7 million to $1.6 million for the quarter ended September 30, 2006 from $2.3 million for the third quarter of 2005 primarily due to the decrease in pre-tax income in 2006.  The effective tax rates were 28.2% for the third quarter of 2006 and 32.9% for the third quarter of 2005.

Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net income was $10.5 million, or $.69 per share, diluted, for the nine months ended September 30, 2006, a decrease of $5.9 million compared to net income of $16.4 million, or $1.15 per share, diluted, for the nine months ended September 30, 2005. The Company's income before taxes decreased $9.5 million to $15.3 million for the nine months ended September 30, 2006 from $24.8 million for the nine months ended September 30, 2005.  Information by business segment for the nine months ended September 30, 2006 and 2005 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
September 30,	Premiums	Investment	From	Other	and	Acquisition	and
2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$115,654	2,928	406	2,304	81,436	-	30,240	$9,616
Fully-Insured	22,693	123	-	22,339	13,103	89	31,970	(7)
Group disability,
life, annuities
and DBL	32,523	6,671	-	327	23,819	124	11,053	4,525
Individual life,
annuities
and other	22,067	23,558	-	935	29,214	3,671	6,615	7,060
Credit life and
disability	16,192	560	-	55	7,595	3,657	6,044	(489)
Corporate	-	1,348	-	-	-	-	4,608	(3,260)
Sub total	$209,129	35,188	406	25,960	155,167	7,541	90,530	17,445
Net realized invest-
ment gains and
losses								720
Interest expense								(2,821)
Income before
income taxes								15,344
Income taxes								4,880
Net income								$10,464

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
September 30,	Premiums	Investment	From	Other	and	Acquisition	and
2005	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$92,600	3,533	1,464	6,144	59,163	-	24,935	$19,643
Fully-Insured	9,465	(51)	-	5,053	6,136	450	8,714	(833)
Group disability,
life, annuities
and DBL	30,560	6,269	-	344	21,722	115	11,905	3,431
Individual life,
annuities and
other	19,731	18,092	-	453	24,178	3,717	5,439	4,942
Credit life and
disability	15,544	744	-	90	7,244	3,484	5,540	110
Corporate	-	877	-	100	-	-	2,985	(2,008)
Sub total	$167,900	29,464	1,464	12,184	118,443	7,766	59,518	25,285
Net realized invest-
ment gains and
losses								2,078
Interest expense								(2,593)
Income before
income taxes								24,770
Income taxes								8,364
Net income								$16,406

Premiums Earned

Total premiums earned grew $41.2 million to $209.1 million in the first nine months of 2006 from $167.9 million in the comparable period of 2005. The increase is due to: (i) the Medical Stop-Loss segment which increased $23.1 million primarily due to increased retentions; (ii) the Fully-Insured segment which had a $13.2 million increase in premiums, comprised of a $5.1 million increase in dental premiums, a $3.8 million increase in short-term medical and a $4.3 million increase in group major medical primarily due to new business that did not exist during the first nine months of 2005; (iii) the Individual and Other segment which increased $2.4 million, primarily from a $2.4 million increase in ordinary life due to higher premiums from policy blocks acquired at the end of the third quarter of 2005 and a $.3 million increase in blanket accident and sickness policy premiums, partially offset by decreases of $.3 million in all other lines; (iv) an increase of $1.9 million in the Group segment primarily due to a $2.2 million increase in point of service, a $.6 million increase in group term life, partially offset by a $.9 million decrease in DBL caused by a reduction in statutory rates; and (v) a $.6 million increase in the Credit Life and Disability segment due to new business.

Net Realized Investment Gains and Losses

Net realized investment gains and losses decreased by $1.4 million compared to the first nine months of 2005. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Net Investment Income

Total net investment income increased $5.7 million primarily due to the maintenance of a higher level of invested assets due to the acquisitions of policy blocks in 2005, and a slight increase in the investment rate of return during the current year period.  The annualized return on total investments was 5.3% in the first nine months of 2006 versus 5.1% in the first nine months of 2005.

Equity Income

Equity income from AMIC decreased $1.1 million from the first nine months of 2005, as lower income earned by AMIC was slightly offset by an increase in IHC's ownership which was approximately 48% during the first nine months of 2006 compared to an average 42% in the first nine months of 2005. The reduction in income is primarily due to an increase in net loss ratios of AMIC's Medical Stop-Loss business.

Fee Income and Other Income

Fee income increased $16.6 million to $23.9 million from $7.3 million in the nine months ended September 30, 2005, primarily due to fees of $18.8 million earned by IAC, which is a subsidiary that was not part of the Company during the first nine months of 2005, partially offset by $2.2 million earned by GroupLink that is eliminated in 2006 as a result of transferring business from outside insurance carriers to subsidiaries of IHC.

Total other income decreased $2.8 million to $2.1 million from $4.9 million in the nine months ended September 30, 2005.  This was primarily due to the inclusion of $3.5 million of other income in the first nine months of 2005 from a  commutation agreement and a loss ratio cover with a reinsurer that have no equivalent in the first nine months of 2006.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $36.8 million. The increase is due to: (i) $22.3 million in the Medical Stop-Loss segment resulting primarily from an 8% increase in retention and an increase in Net Loss Ratios to 94.9% as compared to 88.8% for the first nine months of 2005 (see “Outlook” for a discussion of factors affecting the recent underwriting profitability of the Medical Stop-Loss segment); (ii) an increase of $7.0 million in the Fully-Insured segment due to an increase in premiums; (iii) a $5.0 million increase in the Individual and Other segment due to higher losses on assumed blocks of annuity and life business and surrenders and interest credited on policies due to acquisitions made in 2005; (iv) an increase of $2.1 million in the Group segment primarily due to a $2.3 million increase related to new business written for group A&H in point of service, a $.8 million increase in group term life losses, a $.5 million increase in interest credited in group annuities partially offset by a $1.5 million decrease in LTD paid claims and net claims reserves; and (v) a $.4 million increase in the Credit Life and Disability segment caused by higher loss ratios and new business.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.3 million, primarily due to costs associated with the purchase of a block of business in 2005 that is eliminated in 2006 as a result of certain acquisitions of subsidiaries in 2006.

Interest Expense on Debt

Interest expense increased $.2 million, primarily due to an increase in the interest rate on $12.4 million of floating rate junior subordinated debt to 9.0% in the first nine months of 2006 as compared to 7.1% in the first nine months of 2005, in addition to a $2.5 million increase in outstanding debt during the third quarter of 2006.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $31.0 million in the first nine months of 2006 as compared to the first nine months of 2005. The increase is primarily due to (i) a $23.3 million increase in expenses associated with the operation of the Fully-Insured segment, primarily due to the acquisition of IAC, GroupLink, and higher commission expense due to the increase in premiums; (ii) a $5.3 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned; (iii) a $1.2 million increase in the Individual and Other segment due to the block acquisitions in 2005; (iv) a $.9 million decrease in the Group segment primarily due to loss experience refunds which reduced commissions in the group A&H business as a result of higher loss ratios in 2006 compared to the prior year; (v) a $.5 million increase in the Credit Life and Disability segment due to new business; and (vi) a $1.6 million increase in other corporate expenses, including $1.1 million of expenses related to share-based compensation due to the adoption of SFAS 123R in 2006.

Income Taxes

Income tax expense decreased $3.5 million to $4.9 million for the nine months ended September 30, 2006 from $8.4 million for the first nine months of 2005 primarily due to the decrease in pre-tax income in 2006.  The effective tax rates were 31.8% for the first nine months of 2006 and 33.8% for the first nine months of 2005.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments, fixed maturities, equity securities, partnership interests and certain other assets, net of liabilities) amounted to $21.0 million at September 30, 2006.

BALANCE SHEET

Total investments and cash and cash equivalents decreased $8.0 million during the nine months ended September 30, 2006 largely due to $21.0 million in cash used for acquisitions and a $5.4 million increase in unrealized losses on available for sale securities, partially offset by a $16.0 million decrease in net amounts due from and to reinsurers and $2.5 million of debt proceeds.

Insurance reserves-life and annuity decreased $19.3 million primarily due to the recapture of an ordinary life block of business at Standard Life of $9.5 million, the runoff of  acquired blocks of $8.0 million and $4.5 million due to the final settlement of several life and annuity acquisitions made in 2005.  Reserves on block acquisitions are subject to change at final settlement.  Deferred acquisition costs decreased $7.0 million of which $4.5 million is also due to the final settlement of the 2005 acquisitions.

Major factors that affect the Projected Net Loss Ratio assumption in reserving for Medical Stop-Loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (ii) the adherence by the MGUs that produce and administer this business to the Company's underwriting guidelines. Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio.

The Company's health reserves by segment at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	Total Health Reserves
	2006	2005

Medical Stop-Loss	$79,534	$72,860
Fully-Insured Health	7,114	4,000
Group Disability	63,806	65,256
Credit A&H	7,249	7,363
Individual A&H and Other	10,283	14,960

	$167,986	$164,439

The $24.2 million increase in total stockholders' equity in the first nine months of 2006 is primarily due to $10.5 million in net income and a $17.9 million net increase in common stock and paid-in capital mostly from issuances of common shares in acquisitions, partially offset by a $3.3 million increase in net unrealized losses on investments.

The Company had net receivables from reinsurers of $83.5 million at September 30, 2006. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2006.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 88.7% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at September 30, 2006. Also at such date, approximately 98.5% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2006, approximately 1.5% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at September 30, 2006.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the nine months ended September 30, 2006, the Company recorded a realized loss of $247,000 for other-than-temporary impairments. For the three months and nine months ended September 30, 2005, the Company recorded an insignificant realized loss for other-than-temporary impairments.

The Company's gross unrealized losses on fixed maturities totaled $22.5 million at September 30, 2006. Substantially all of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at September 30, 2006.

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

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2006, is not materially different from that reported in the schedule of such obligations at December 31, 2005 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed maturities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. In the first nine months of 2006, the Company experienced an increase in net unrealized losses of $5.7 million which, net of deferred tax benefits of $1.8 million and net of deferred policy acquisition costs of $.6 million, decreased stockholders' equity by $3.3 million (reflecting net unrealized losses of $11.7 million at September 30, 2006 compared to net unrealized losses of $8.4 million at December 31, 2005). From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters (MGUs) and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for its two primary product segments ( M edical S top- L oss and G roup Disability, L ife, Annuities and DBL). The Company's operating results have been heavily dependent on the results of its Medical Stop-Loss line of business, particularly as IHC has increased its risk retention in recent years. For 2006, IHC’s business plan has been to: (i) improve the profitability of its core lines of business, in particular Medical Stop-Loss, while expanding distribution, (ii) lay a solid foundation for substantial growth in the Fully-Insured health insurance sector, and thereby seek to reduce both the volatility of its portfolio and its exposure to market cycles , and (iii) seek opportunities to acquire blocks of life and annuity business , and blocks of fully-insured health and dental ..  The following summarizes what IHC has accomplish ed and the outlook for the remainder of 2006 and 2007 by segment.

When an excess product, such as Medical Stop-Loss, experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line, which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003, and less favorable conditions continued through 2005. During 2005, the Company increased rates and made changes in its underwriting guidelines in response to the results of its underwriting audits.  For the nine months ended September 30, 2006, the Medical Stop-Loss line was affected by further development on business incepting in 2005 and in 2004, which caused reduced underwriting profitability.  The Company believes that the experience on business written in 2004 should now be nearly complete; and consequently, that business written in 2005 will be nearing completion during the third quarter of 2007.  Based upon the Company’s best estimate, due to the changes made in underwriting guidelines made during 2005, the experience on business incepting in 2005 is tracking better than business written in 2004, and business written in 2006 is tracking better than business incepting in 2005 at this point in time.

During the second half of 2005 and 2006, IHC has expanded into multiple new Fully-Insured Health product s, including short-term medical (“ST M ”), group major medical (including Consumer Driven Health Plans (“CDHPs”)), limited medical, dental and vision (the “ Fully-Insured Health Products”).  IHC will further expand its F ully- I nsured H ealth P roducts in 2006 to include major medical for individuals and families including CDHPs and limited medical ..   The Company believes that , on a gross annualized basis, by the end of 2007, its Fully-Insured Health premiums will exceed its Medical Stop-Loss premiums.   The commercial F ully- I nsured H ealth market is a much larger market than the excess market, estimated at $500 billion compared to a Medical Stop-Loss market of approximately $4 billion. The Company's Fully-Insured Health net earned premiums increased 140% for the first nine months of 2006 compared to  the same period in 2005 and will continue to increase for the year 2007. IHC has invested heavily in systems and personnel during 2006 in order to administer this increased business, which has contributed to the essentially break-even profitability of the Fully-Insured segment for the first nine months of 2006. As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its F ully- I nsured Health business will grow rapidly and yield profitable results, which , if achieved, would help balance the more volatile and cyclical M edical S top- L oss business.

IHC will continue to look for financially viable life and annuity acquisitions during 2006 and 2007 .. Although the source and timing of new acquisitions is unpredictable, the Company believes that there exists an ample supply of acquisition prospects for 2007, but it may not close on any significant blocks during the remainder of 2006.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2006 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2005 included in Item 7A of the Company’s Annual Report on Form 10-K. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies were issued by liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional unrealized gains in its investment portfolio to help offset the future reduction of investment income.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of September 30, 2006, 76,705 shares were still authorized to be repurchased under the plan. Share repurchases during 2006 are summarized as follows:

2006			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased
January	-	$-	109,837
February	-	-	109,837
March	-	-	109,837
April	-	-	109,837
May	2,931	20.34	106,906
June	-	-	106,906
July	-	-	106,906
August	17,283	20.04	89,623
September	12,918	20.21	76,705

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

November 9, 2006

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

November 9, 2006

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer