Form 10-K
period 2006-12-31
INDEPENDENCE HOLDING CO
filed 2007-03-16
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 COMMISSION FILE NUMBER 0-10306

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
COMMON STOCK, $1.00 PAR VALUE PER SHARE
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

Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2006 was $133,936,000.

15,187,785 shares of common stock were outstanding as of March 9, 2007.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission within the time periods prescribed by applicable law.

FORM 10-K CROSS REFERENCE INDEX

PART I			PAGE

	Item 1.	Business	3

	Item 1A.	Risk Factors	17

	Item 1B.	Unresolved Staff Comments	21

	Item 2.	Properties	21

	Item 3.	Legal Proceedings	22

	Item 4.	Submission of Matters to a Vote of Security Holders	22

PART II
	Item 5.	Market for Registrant's Common Equity, Related
		Stockholder Matters and Issuer Purchases of Equity
		Securities	23

	Item 6.	Selected Financial Data	26

	Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	26

	Item 7A.	Quantitative and Qualitative Disclosures about Market
		Risk	49

	Item 8.	Financial Statements and Supplementary Data	50

	Item 9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	50

	Item 9A.	Controls and Procedures	51

	Item 9B.	Other Information	51

PART III
	Item 10.	Directors, Executive Officers and Corporate Governance	51

	Item 11.	Executive Compensation	51

	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	52

	Item 13.	Certain Relationships, Related Transactions and Director
		Independence	52

	Item 14.	Principal Accounting Fees and Services	52

PART IV
	Item 15.	Exhibits and Financial Statement Schedules	52

PART I

ITEM 1.  BUSINESS

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters in which it owns a significant voting interest (“Affiliated MGUs”), Health Plan Administrators (“HPA”), GroupLink Inc. (“GroupLink”), IHC Health Solutions, Inc. (“Health Solutions”), and Community America Insurance Services Inc. (“CAIS”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. (NASDAQ:AMIC) which owns Independence American Insurance Company (“Independence American”) and several MGU’s.

Standard Security Life, which has an A (Excellent) rating from A.M. Best Company, Inc. ("Best"), is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin and licensed to sell insurance products in 49 states, the District of Columbia, the Virgin Islands and Guam and is an accredited reinsurer in New York, has an A- (Excellent) rating from Best. Independence American, which is domiciled in Delaware and licensed to sell insurance products in 43 states and the District of Columbia, has a B++ (Good) rating from Best.  The Company has been informed by Best that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold securities of IHC.  As further described below, Standard Security Life and Madison National Life primarily sell health insurance products, including fully insured health and medical stop-loss, through general agents, agents and brokers.  Standard Security Life also sells short-term statutory disability benefit product in New York State ("DBL") and certain life, annuity and blanket accident coverage sold primarily in New York State to volunteer emergency personnel.  Madison National Life also markets group life and disability products, primarily in the Midwest, credit life and disability, individual life and annuities to military and civilian government employees, and acquires blocks of life policies from other insurance companies.  Independence American, as further described below, reinsures a significant portion of the medical stop-loss business written by Standard Security Life and Madison National Life, and will begin writing three classes of health insurance on its paper in 2007.

For information pertaining to the Company's business segments, reference is made to Note 18 of the Notes to Consolidated Financial Statements included in Item 8.

FORWARD-LOOKING STATEMENTS

  Certain statements and materials contained in this report may be considered "forward-looking statements," such as statements relating to management's views with respect to future events and financial performance. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements. For a discussion of risk factors affecting the Company's business and prospects, see Item 1A Risk Factors.

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

During 2006, Standard Security Life and Madison National Life wrote approximately 60.5% of their medical stop-loss business through the Affiliated MGUs, including those owned by AMIC (IndependenceCare Underwriting Services, LLC, Risk Assessment Strategies, Inc. and Voorhees Risk Management LLC, d.b.a. Marlton Risk Group (the "AMIC MGUs")), Majestic Underwriters, LLC (“Majestic”), and TRU Services, LLC (“TRU”). The Company did not appoint any new MGUs in 2006, and terminated its relationship with two during the year.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Fully Insured Health

The Fully Insured Health group, which was formed in 2005, is the Company’s fastest growing segment.  This segment is comprised of five lines of business (small-group major medical, major medical health plans for individuals and families, dental/vision, short-term medical ("STM") and limited medical) which are sold in the majority of states through multiple and varied distribution strategies.  The majority of the fully insured premium is derived from small group major medical, which is defined as employers with between two and 50 employees, however, each of the other lines (except limited medical) contributed significant premiums in 2006.  The majority of the business is written through general agents, agents and brokers.  The Company also markets (i) directly to agents through the CAIS telesales unit, (ii) through private label arrangements with other carriers managed by IHC Health Solutions, and (iii) through captive agency relationships of Independence American.

IHC entered the Fully Insured Health segment as a result of several strategic acquisitions and partnerships in 2005 and 2006.  As result of the acquisition of three third-party administrators (IAC, GroupLink and HPA) IHC built a controlled platform to write small-group major medical, major medical health plans for individuals and families, dental/vision, short-term medical and limited medical. These entities have an average of 25 years of experience in these lines of business and the majority of IHC’s current fully insured health block was previously administered by these companies on behalf of other carriers.  As a result of these acquisitions, much of this existing business was transferred to IHC’s carriers so the Company now benefits from administrative fee income at a variety of levels and earns risk profits as well as profit commissions from the reinsurers. Assuming completion of the acquisition of Actuarial

Management Corp., which is contemplated to occur in the second quarter of 2007, the Company will not only bring in-house the actuarial expertise necessary to maintain the profitability of the fully insured line, but will add another source of fee income and potentially profit commission. The acquisitions of CAIS in 2006 and IHC Health Solutions (completed in the first quarter of 2007) provide IHC with two marketing companies specializing in alternative distribution methods in addition to general agents.

IHC acquired IAC in January 2006. IAC is a marketing and administration organization that has been underwriting and administering individual and group health insurance (including high deductible employer-sponsored consumer driven health plans (“CDHPs”) since its formation in 1978.  IAC has approximately 360 salaried employees performing all aspects of underwriting, administering and managing fully insured group and individual health insurance on behalf of the Company and other carriers.  IAC manages approximately $300 million of individual and group health and life premiums and premium equivalents for multiple insurers, including the STM business it manages for HPA.

 In 2005, IHC acquired interests in HPA and GroupLink.   HPA, which was acquired in January 2005, manages and administers all of the STM products sold by Standard Security Life, Madison National Life and Independence American.  HPA, which has specialized in STM since 1990, distributes nationally through appointed general agents, agents and broker relationships. The Company has also begun cross-selling STM through its other distribution sources (including IAC, GroupLink and the MGUs).  GroupLink, 75% of which was acquired by IHC in July 2005, manages and administers all of the dental business sold by Standard Security Life and Madison National Life. GroupLink has distributed dental and vision products nationally, primarily through a brokerage distribution system utilizing general agents and brokers, since 1983. GroupLink also administers dental business for alternative distribution such as dental HMO's and other marketing organizations, all of which are independent contractors compensated on a commission-only basis. The Company plans to expand its distribution of dental products through new distribution sources in 2007. GroupLink could also administer blocks of dental business acquired by Madison National Life as opportunities arise. Collectively, the Fully Insured Health segment actively distributes products through over 50,000 general agents, agents and brokers.

CAIS distributes the Company’s group major medical, STM and dental products.  On March 1 2006, CAIS merged with another entity (CA Insurance Services, LLC), in which IHC had a 45% ownership interest, with CAIS as the surviving entity. In March 2006, CAIS acquired a block of approximately $50 million of small group major medical business (including CDHPs and the key personnel of a marketing and administration company).  This business and most of its personnel were merged into CAIS’s existing operations such that CAIS is currently employing approximately 20 marketing representatives and support staff promoting IHC’s products.

IHC Health Solutions distributes the Company’s group major medical, individual medical, STM and dental products through strategic relationships with other insurance carriers and by private-labeling the Company’s product for large, national marketing organizations. In January 2007, the Company acquired this business from CA Marketing & Management Services, LLC. IHC Health Solutions currently employs approximately 20 sales and administrative staff personnel that promote the Company’s products and manage its marketing relationships.

The Company is developing several new fully insured health products and distribution sources for 2007.  In 2006, Standard Security Life introduced a limited medical policy for hourly workers and other currently uninsured Americans who cannot afford traditional health insurance.  This product will primarily be distributed for the Company by an agency which has been in this line of business since 1990. The Company will also introduce major medical insurance plans for individuals and families in 2007 through multiple distribution channels, including IAC, CAIS, IHC Health Solutions and several strategic relationships.  IAC currently administers a block of approximately $85 million of such business, and, in

2007, IHC’s carriers will begin to reinsure much of the business administered by IAC which is not on IHC paper and will also receive a fee for overseeing the program.

The agents and brokers that produce the Fully Insured Health business are non-salaried contractors that receive commissions. IHC’s earned premium from this segment more than doubled from 2005 to 2006, and the Company anticipates that it will double again during 2007.

Other Products

The Company’s other products are primarily distributed by general agents, agents and brokers.  Standard Security Life distributes group term life insurance products through MGUs (including its medical stop-loss MGUs), HMOs, general agents and brokers. It also markets specialized defined benefit and defined contribution service award programs with separate group life coverage to volunteer emergency services personnel and blanket accident insurance sold through two specialized general agents.  The short-term statutory disability benefit product in New York State ("DBL") is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets.  The Company also sells through independent general agents and agents. Over 70% of Madison National Life's credit insurance net written premium is derived from financial institutions (banks, thrifts, credit unions and finance companies). Madison National Life also markets credit products through entities that arrange for the extension of credit (e.g., automobile, marine and motorcycle dealerships).  Madison National Life sells a whole-life product with an annuity rider to military personnel and civil service employees through independent general agents.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

PRINCIPAL PRODUCTS

Gross direct and assumed earned premiums by principal product for the years indicated are as follows (in thousands):

	2006	2005	2004

Medical Stop-Loss	$272,260	$269,893	$291,832
Fully Insured Health	86,259	47,032	-
Group disability; life, annuities and DBL	82,540	79,245	70,934
Individual life, annuities and other	31,494	31,395	26,313
Credit life and disability	22,513	21,558	20,321

	$495,066	$449,123	$409,400

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

Standard Security Life writes, nationally, excess products for the managed health care market. Provider Excess Loss is marketed to MCOs that have assumed risk (through capitation by an HMO or other entity) and desire to reduce their claims volatility and/or are required to purchase coverage by contract or regulation. HMO Reinsurance is excess coverage for HMOs that desire to reduce their claims volatility and/or are required to purchase coverage by regulation. Many state regulatory authorities responsible for HMO oversight require such coverage. This coverage allows HMOs to manage the risk of random high-cost medical events by limiting specific losses to a pre-determined amount.

IHC does not anticipate significant growth in this line of business in 2007 unless it appoints or acquires additional MGUs.

Fully Insured Health Products

Small-Group Major Medical

The Company began selling group major medical insurance (including CDHPs) primarily to small employers (two to 50 covered lives) during 2005, and significantly expanded its book of business in 2006 in large part as a result of an acquisition of a block of approximately $50 million.  IHC markets this product in the majority of states. It is fully insured major medical coverage that is principally designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment. CDHPs are designed to provide participants with economic incentives to be informed consumers of healthcare.

IHC anticipates organic growth in existing distribution as well as growth through new distribution channels. The Company will also continue to pursue acquisitions of blocks of business.

Short-Term Medical

As a result of the acquisition of HPA, the Company began selling individual short-term major medical products ("STM") in 2005. During 2006, Standard Security underwrote this product in 45 states. STM is designed specifically for people with transient needs for health coverage. Typically, STM products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of short-term products are self-employed professionals, recent college graduates, persons between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time.  HPA, which was founded in 1939 and has specialized in STM since 1990, markets nationally through in excess of 40,000 insurance agents and brokers. The Company has also begun promoting STM through its other distribution sources.

IHC anticipates continued growth in this line of business as a result of organic growth of business controlled by HPA and new distribution relationships.

Dental/Vision

Standard Security Life and Madison National Life began selling group dental products in late 2005 in the majority of states. GroupLink administers the majority of IHC's dental business and is also the primary distribution source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups.  Employer plans are offered on both employer paid and employee voluntary basis.  Vision, group life and short-term disability benefits will also be offered by GroupLink thus allowing the employer to have one bill and enrollment form for these lines of ancillary coverages.  Vision plans will offer a flat reimbursement amount for exams and materials.  Life plans will be available on scheduled or percentage of salary basis and short-term disability will be offered as a percentage of salary or flat amount.

In 2007, Standard Security Life will also write vision policies in the State of New York on behalf of two national vision providers.  IHC does not control the distribution or underwriting of this product, and therefore it does not retain its normal share of the risk and does not earn administrative fee income, other than the carrier fee.

IHC anticipates continued growth in this line of business in future years as a result of organic growth at GroupLink, its New York programs, and new distribution relationships for both dental and vision.

Major Medical for Individuals and Families

In conjunction with IAC, the Company has developed major medical plans for individuals and families that include CDHP products, which are being filed in the majority of states.  The Company believes that the demand for individual medical products is growing rapidly due, in large part, to employers reducing the number of employees eligible for group coverage, and to an increase in the number of self-employed individuals. Most of these products will be Federally Qualified High Deductible Health Plans that allow the policy or certificate holder to establish an HSA.  For these products, each application is individually underwritten for consideration of coverages.

 The Company anticipates significant growth in this line of business both from business written by IHC’s carriers and Independence American, and from reinsurance premiums from business administered by IAC and written by unaffiliated carriers.

Limited Medical

Standard Security Life has developed a limited medical policy to offer affordable health coverage to hourly, part-time and/or seasonal employees, which is currently being filed in 48 states. Limited medical plans are a low cost alternative to major medical insurance for those uninsured Americans who cannot afford traditional health insurance. Employers are using these plans to recruit and retain employees, save costs and compete more effectively. These plans also permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.

The Company has, to date, not written many policies, and, given the typical lead time for submitting “requests for proposals” for the limited medical product, the Company does not anticipate selling a significant amount of this line of business until 2008.

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

The Company anticipates modest increases in sales by targeting its existing relationships, and maximizing its traditionally strong sales to school districts, municipalities and hospital employer groups. The Company is actively exploring opportunities to leverage its underwriting and administrative expertise to distribute life and disability products through its existing, as well as new, marketing relationships.

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

Group Term Life and Annuities

Madison National Life and Standard Security Life sell group term life products, including group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life.  As with its group disability business, the Company anticipates modest growth in this line of business through expansion of its sales of these group term life products through existing and new distribution sources.  Standard Security Life anticipates modest growth in its specialized defined benefit and defined contribution service award programs, with separate group life coverage, to Volunteer Emergency Services personnel.

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

Generally, Madison National Life's credit insurance coverage parameters are:  (i) at inception of coverage, insureds must be under age 70 for life and under age 66 for disability; (ii) life coverage until the insured attains the age of 71 and disability coverage until the insured attains the age of 66; (iii) maximum life benefit of $125,000 and maximum aggregate disability benefit of $84,000; (iv) maximum monthly disability indemnity/benefit of $1,250; and (v) maximum term of coverage of 120 months.  Its credit insurance products are marketed and distributed by non-salaried general agents and brokers who receive commissions or service fees. This line of business did not perform up to expectations in 2006, and Madison National Life is examining various options with respect to its credit line.

LIFE INSURANCE IN-FORCE

The following table summarizes the aggregate life insurance in-force of the Insurance Group (in thousands):

	2006	2005	2004

LIFE INSURANCE IN-FORCE:
Group	$6,301,171	$5,971,933	$6,055,260
Individual term	660,965	905,861	277,087
Individual permanent	1,454,043	2,105,946	1,250,440
Credit	1,037,265	1,003,090	941,566

TOTAL LIFE INSURANCE IN-
FORCE (1), (2)	$9,453,444	$9,986,830	$8,524,353

NEW LIFE INSURANCE:
Group	$371,416	$921,548	$752,043
Individual term	7,743	-	21
Individual permanent	155,770	159,323	220,342
Credit	287,710	284,906	299,774

TOTAL NEW LIFE INSURANCE	$822,639	$1,365,777	$1,272,180

NOTES:

(1)	Includes participating insurance	$181,796	$200,109	$135,523

(2)	Before ceded reinsurance of:
	Group	$3,099,049	$3,270,307	$3,027,135
	Individual	97,015	160,570	200,593
	Credit	43,033	40,580	27,967

	Total ceded reinsurance	$3,239,097	$3,471,457	$3,255,695

ACQUISITIONS OF POLICY BLOCKS

In addition to its core life and health lines of business distributed as described above, IHC formed an acquisition group over 10 years ago to acquire blocks of business from other insurance companies, guaranty associations and liquidators. Most of the acquired business has been life, annuities, disability or credit business. Not only have these transactions yielded a healthy rate of return on the investment, but the overall long-term nature of the policies acquired serves as a counterbalance to the bulk of the policies currently being written which are short-term in nature.

During 2006, Madison National Life acquired a total of $8.0 million of reserves in the following transactions: (i) effective January 1, 2006, entered into an agreement with an unaffiliated insurer to 100% coinsure dental policies totaling approximately $0.1 million of reserves; (ii) effective October 1, 2006, entered into an agreement with an unaffiliated insurer to 100% coinsure life insurance policies totaling approximately $7.7 million  of reserves; and (iii) effective October 1, 2006, entered into an agreement with an unaffiliated insurer to 100% coinsure life insurance policies totaling approximately $0.2 million  of reserves.

During 2005, Madison National Life acquired a total of $168.7 million of reserves in the following transactions: (i) effective January 1, 2005, entered into an agreement with an unaffiliated insurer to 100% coinsure life insurance policies totaling approximately $10.2 million of reserves; (ii) in January 2005, purchased certain credit policies totaling approximately $.6 million of reserves from an unaffiliated insurance company; (iii) in June 2005, entered into a reinsurance and assumption agreement with an unaffiliated insurance company to assume approximately $120 million of life and annuity reserves; (iv) in September 2005, assumed approximately $1.7 million of disability reserves from various state guaranty associations; and (v) in December 2005, entered into a reinsurance and assumption agreement to assume approximately $36.2 million of life and annuity reserves from an unaffiliated insurance company.

As of January 1, 2005, Standard Security Life reinsured, on a 100% quota basis, a $50 million block of small group major medical business, and has received regulatory approval of the assumption certificates in each state.

In June 2004, the Company acquired a block of individual annuity and supplementary contracts and life policies through an assumption reinsurance transaction. The block had reserves of $26.6 million. Madison National Life assumed responsibility for administration of the block on September 1, 2004.

REINSURANCE AND POLICY RETENTION LIMITS

The Company increased its average retention of the first $1 million of Medical Stop-Loss exposure to 51.2% in 2006 from 45.3% in 2005. In 2006 and 2005, Standard Security Life and Madison National Life also ceded, on average, 22.2% and 21.9%, respectively, of their Medical Stop-Loss business to their affiliate, Independence American. Standard Security Life retained 80% of DBL premium with the balance ceded, as of July 1, 2004, to Independence American. Retentions on other lines of business remained relatively constant in 2006.  The Company has sufficient capital to retain even greater risk, but it purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business.  By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept.

The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Maximum net retention limits for Standard Security Life at December 31, 2006 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) up to $1,000,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; (v) $25,000 on its special disability business; and (vi) up to $1,000,000 for fully insured medical in a calendar year.  Standard Security Life also maintains catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 2006, maximum net monthly retention limits on any one life for Madison National Life were: (i) $5,250 per month on group long-term disability insurance; (ii) $1,400 per week on group short-term disability insurance; (iii) $112,500 per individual on group term life, accidental death benefits, including supplemental life and accidental death and dismemberment; (iv) $125,000 on substandard ordinary life, group credit life, group family life and individual ordinary life; (v) up to $1,000,000 on any one medical stop-loss claim; (vi) $1,250 per month on credit disability insurance; (vii) individual monthly benefits from $1,000 to $2,500 depending on recipient age and length of benefit period for individual accident and health insurance; and (viii) up to $1,000,000 for fully insured medical in a calendar year.

The following reinsurers represent 83.7% the total ceded premium for the year ended December 31, 2006:

Independence American Insurance Co.	31.0%
Munich Re America	18.0%
ReliaStar Life Insurance Company	13.9%
Everest Reinsurance Co.	13.3%
Transatlantic Reinsurance Company	7.5%
83.7%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to its affiliate, Independence American, (ii) to individual reinsurance companies that are rated "A" or better by Best or (iii) upon provision of adequate security.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2006 and 2005, the Insurance Group's ceded reinsurance in-force was $3.2 billion and $3.5 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 17 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

More than 97% of the Company's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2006, approximately 99% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations.   Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued.  The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death.  Standard Security Life and Madison National Life are also required by law to have an annual asset adequacy analysis, which, in general, projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company.  Standard Security Life and Madison National Life invest their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective board of directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. The Company utilizes options to modify the duration and average life of the assets.

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as of December 31, 2006:

	CARRYING	% OF TOTAL
INVESTMENTS BY TYPE	VALUE	INVESTMENTS

Fixed maturities:
United States Government and
government agencies and authorities	$80,013	9.3%
Government-sponsored enterprise	56,744	6.5%
States, municipalities and political
subdivisions	28,098	3.3%
All other corporate securities	500,485	58.3%

Total fixed maturities	665,340	77.4%

Equity securities:
Industrial, miscellaneous and all other
common stocks	8,906	1.0%
Non-redeemable preferred stocks	51,137	6.0%

Total equity securities	60,043	7.0%

Short-term investments	9,910	1.2%
Securities purchased under agreements
to resell	68,849	8.0%
Investment partnership interests	21,508	2.5%
Operating partnership interests	5,661.7%
Policy loans	26,719	3.1%
Investment in trust subsidiaries	1,146.1%

Total investments	$859,176	100.0%

At December 31, 2006, 99% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 2006, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	52.6%
AA	9.3%
A	20.6%
BBB	16.5%
BB or lower	1.0%
100.0%

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income, and unrealized gains and losses recognized in stockholders' equity as accumulated other comprehensive income or loss:

	2006	2005	2004
	(In thousands)

Consolidated Statements of Operations
Net investment income	$48,452	$40,663	$42,915
Net realized investment gains	625	2,077	2,394

Consolidated Balance Sheets
Net unrealized losses	(1,352)	(12,449)	(4,713)

Total pre-tax investment performance	$47,725	$30,291	$40,596

The above net unrealized losses, which have been recognized in the Consolidated Balance Sheets, represent the net change in unrealized gains and losses that occurred during the year, prior to adjustments for deferred acquisition costs and deferred income taxes.

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

EMPLOYEES

At December 31, 2006, the Company and its direct and indirect majority- or wholly owned subsidiaries, collectively, had 652 employees.

ITEM 1A.

RISK FACTORS

The risks and uncertainties described below are not the only ones that the Company faces but only those identified by the Company, in accordance with the requirements of Item 503(c) of Regulation S-K, as being the most significant factors that make investment in the Company speculative or risky and that have special application to the Company.  Additional risks and uncertainties not presently known to the Company or that the Company currently deems less significant than identified herein may also make investment in the Company speculative or risky. If any of the adverse events associated with the risks described below occurs, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company's common stock could decline.

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

•

New mandated benefits or other regulatory changes that change the scope of business or increase the Company’s costs; and

•

Failure of MGUs to adhere to underwriting guidelines as required by the Company in its MGU agreements.

The occurrence of any or a combination of these factors, which is beyond the Company’s control, could have a material adverse effect on its results.

If the Rating Agencies Downgrade the Company's Insurance Companies, the Company's Results of Operations and Competitive Position in the Industry May Suffer

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Standard Security Life is rated "A" (Excellent) and Madison National Life is rated "A-" (Excellent) by A.M. Best Company, Inc. ("Best"). Best's ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors.  The ratings of Standard Security Life and Madison National Life are subject to periodic review by Best.  If Best reduces either or both Madison National Life's or Standard Security Life's ratings from its current levels, the Company's business would be adversely affected.

Certain Proposed Federal and State Legislation May, if Adopted, Adversely Affect the Company's Business

In the continuing debate over health-care reform, certain federal and state legislation has been proposed that could have the effect of fundamentally altering the dynamics of the industry in which the Company competes, including imposing mandatory universal health-care coverage, or otherwise resulting in a much larger role for government in the provision of health care. IHC cannot predict which, if any, of such broad-based proposals will be enacted into law and what the effect would be (either positive or negative) on the Company’s business and results of operations.

Additionally, less-fundamental change in the regulatory requirements imposed on the Company may harm its business or results of operations. For example, some states have imposed new time limits for the payment of uncontested covered claims and required health-care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If the Company were unable, for any reason, to comply with these requirements, it could result in substantial costs to the Company and could materially adversely affect its results of operations and financial condition.

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

The Company’s agreements with its producers (including its MGUs) require that the producer follow underwriting guidelines published by the Company and amended from time to time.  Failure to follow these guidelines may result in termination or modification of the agreement. The Company performs periodic audits to confirm adherence to the guidelines, but it is possible that the Company would not detect a breach in the guidelines for some time after the infraction which could result in a material impact on the Net Loss Ratio for that producer and could have an adverse impact on the Company’s operating results.

Decreases in the Fair Market Value of Fixed Maturities May Greatly Reduce the Value of the Company's Investment Portfolio, and as a Result, the Company's Financial Condition May Suffer

At December 31, 2006, fixed maturities represented $665.3 million or 77.4% of the Company's total investments of $859.2 million. The fair market value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by the Company will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of market value fluctuations affects the Company's Consolidated Financial Statements. Because all of the Company's fixed maturities are classified as available for sale, changes in the fair market value of the Company's securities are reflected in the Company's stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect the Company's stockholders' equity, total comprehensive income and/or cash flows.

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

The Company May Be Unsuccessful in Competing Against Larger or Better-Established Business Rivals

The Company competes with a large number of other companies in its selected lines of business.  The Company faces competition from specialty insurance companies, HMOs as well as from diversified financial services companies and insurance companies that are larger than the Company and that have greater financial, marketing and other resources. Some of these competitors also have longer experience and more market recognition than the Company does in certain lines of business. In addition to competition in the operation of its business, the Company faces competition from a variety of sources in attracting and retaining qualified employees. There can be no assurance that the Company will maintain its current competitive position in the markets in which it operates, or that it will be able to expand operations into new markets. If the Company fails to do so, its results of operations and cash flows could be materially adversely affected.

The Company May Not Find Suitable Acquisition Candidates or New Insurance Ventures, and May Not Successfully Integrate any Such Acquired Company or Successfully Invest in such Ventures

From time to time, the Company evaluates possible acquisition transactions and the start-up of complementary businesses, and at any given time, it may be engaged in discussions with respect to possible acquisitions and new ventures. While the Company’s business model is not dependent upon acquisitions or new insurance ventures, the time-frame for achieving or further improving upon its desired market positions can be significantly shortened through opportune acquisitions or new insurance ventures. Historically, acquisitions and new insurance ventures have played a significant role in achieving desired market positions in some, but not all, of the Company’s businesses. No assurance can be given that the Company will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms, or that future acquisitions or ventures will be successful. The process of integrating any acquired company or investing in new ventures could have a material adverse effect on the Company’s results of operations and financial condition.

In addition, implementation of an acquisition strategy entails a number of risks, including among other things: inaccurate assessment of undisclosed liabilities; difficulties in realizing projected efficiencies, synergies and cost savings; failure to achieve anticipated revenues, earnings or cash flow; an increase in indebtedness; and a limitation in the Company's ability to access additional capital when needed.  A failure to adequately address these acquisition risks could materially adversely affect the Company's results of operations and financial condition.

ITEM 1B.

 UNRESOLVED STAFF COMMENTS

None.

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

Madison National Life

Commencing August 1, 2006, Madison National Life moved its corporate headquarters and began leasing 27,850 square feet of space in Madison, Wisconsin. Madison National Life also leases 3,900 square feet in Birmingham, Alabama for its military and government individual life and annuity division, 1,300 square feet in Austin, Texas for executive office space, and 2,400 square feet in Wilkesboro, North Carolina for its credit agency.

Majestic Underwriters

Majestic leases 5,495 square feet of office space in Troy, Michigan as its corporate headquarters and 1,895 square feet in Hinsdale, Illinois.

Health Plan Administrators

HPA leases 7,947 square feet of office space in Tampa, Florida as its corporate headquarters and 210 square feet in Pewaukee, Wisconsin.

GroupLink

GroupLink leases 9,024 square feet of office space in Indianapolis, Indiana as its corporate headquarters and 1,495 square feet in Tempe, Arizona.

Insurers Administrative Corporation

IAC leases 49,000 square feet of office space in Phoenix, Arizona as its corporate headquarters, 6,000 square feet in Rockford, Illinois and 1,765 square feet in Golden Valley, Minnesota.

Community America Insurance Services and IHC Health Solutions

CAIS and IHC Health Solutions lease 7,424 square feet of office space in Bloomington, Minnesota. CAIS leases an additional 1,500 square feet in Boise, Idaho.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 15, 2004, the Company moved the listing of IHC common stock to the New York Stock Exchange. The Company's common stock now trades under the symbol IHC.  Prior to that, the common stock traded on the NASDAQ National Market tier at the NASDAQ Stock Market under the symbol INHO. The following tabulation shows the high and low sales prices for IHC's common stock.

	HIGH	LOW
QUARTER ENDED:
December 31, 2006	$23.88	$19.89
September 30, 2006	22.55	19.58
June 30, 2006	23.90	20.10
March 31, 2006	24.49	19.56

QUARTER ENDED:
December 31, 2005	$19.81	$17.49
September 30, 2005	18.75	17.36
June 30, 2005	18.15	17.50
March 31, 2005	20.16	17.90

IHC's stock price closed at $21.83 on December 31, 2006.

Holders of Record

At March 9, 2007, the number of record holders of IHC's common stock was 1,091.

Dividends

IHC declared a cash dividend of $.025 per share on its common stock on each of June 20, 2006 and December 20, 2006 for a total annual dividend of $.05 per share

IHC declared a cash dividend of $.025 per share on its common stock on each of June 9, 2005 and December 6, 2005 for a total annual dividend of $.05 per share.

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

Private Placements

In 2006, 2005 and 2004, IHC issued 617,913, 239,122 and 129,808 shares of common stock, respectively, as private placements of unregistered securities under Section 4(2) of the Securities Act of 1933 ("Securities Act"). Accordingly, the shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Information pertaining to the Company's common stock is provided in Note 13 of Notes to Consolidated Financial Statements included in Item 8.

Issuer Purchases of Equity Securities

In June 2004, the Board of Directors authorized an additional 450,000 share repurchase. As of December 31, 2006, 51,522 shares were still authorized to be repurchased under the plan. This repurchase plan, like the 450,000 share repurchase authorized in 2002, is a continuation of a program initiated in 1991 as described in Note 13 of Notes to Consolidated Financial Statements.

The following table summarizes information with respect to the share repurchase program:

2006			Maximum Number
	Number of	Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	-	$-	109,837
February	-	-	109,837
March	-	-	109,837
April	-	-	109,837
May	2,931	20.34	106,906
June	-	-	106,906
July	-	-	106,906
August	17,283	20.14	89,623
September	12,918	20.31	76,705
October	-	-	76,705
November	19,713	20.20	56,992
December	5,470	20.34	51,522

Total	58,315	20.23

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P SmallCap Life & Health Insurance.  The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2001. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of Five Year Cumulative Total Return

Among IHC, the Russell 2000 Index and S&P SmallCap Life & Health Insurance

Copies of all of the Company’s filings with the Securities and Exchange Commission can be found on the Company's website:  www.independenceholding.com

 ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

		Year Ended December 31,

	2006	2005	2004	2003	2002
		(In thousands, except per share data)
Income Data:
Total revenues	$364,688	$296,417	$225,669	$187,878	$174,353
Net income	14,061	17,301	22,939	18,593	15,813
Balance Sheet Data:
Total investments	859,176	855,804	720,700	593,403	533,581
Total assets	1,259,684	1,157,555	970,082	898,302	744,128
Insurance liabilities	868,152	854,205	681,329	646,969	528,839
Debt and junior subordinated
debt securities	53,146	50,646	50,646	35,182	8,438
Common stockholders' equity	231,150	198,751	188,853	168,896	153,718
Per Share Data:
Cash dividends declared per
common share	.05	.05	.05	.0278	.0278
Basic income per common share	.95	1.23	1.63	1.33	1.13
Diluted income per common share	.93	1.21	1.60	1.30	1.10
Book value per common share	15.23	14.06	13.39	12.14	11.02

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements and materials contained in this report may be considered “forward-looking statements,” such as statements relating to management's views with respect to future events and financial performance.  Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements.  For a discussion of risk factors affecting the Company’s business and prospects, see Item 1A Risk Factors.

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters in which it owns a significant voting interest (“Affiliated MGUs”), Health Plan Administrators (“HPA”), GroupLink Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Community America Insurance Services Inc. (“CAIS”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. (NASDAQ:AMIC) which owns Independence American Insurance Company (“Independence American”) and several MGU’s.

IHC’s health insurance products serve all sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical Stop-Loss is marketed to large employer groups that self-insure their medical risks; in 2006 the Company’s average case size was 600 covered lives.  The small-group major medical product is purchased by employers with between two and 50 covered lives.  With regard to those persons in the growing individual market, IHC’s products offer major medical coverage for individuals and families and persons with short-term medical needs  Standard Security Life’s limited medical product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan.  The dental and vision products are marketed to large and small groups as well as individuals. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities. Beginning in 2007, IHC’s goal is to diversify marketing of these products through other channels, including its health insurance distribution.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, fully insured medical, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. The Company believes that the anticipated acquisition of Actuarial Management Corp. (“AMC”) will further enable it to make these assessments. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers and profit commissions.  Management has always focused on managing costs of its operations and providing its insureds with the best cost containment tools available.

The following is a summary of key performance information and events:

•

Net income of $14.1 million ($.93 per share, diluted) in 2006, as compared to $17.3 million ($1.21 per share, diluted) in 2005;

•

Consolidated investment yield of 5.5% in 2006 as compared to 5.1% in 2005;

•

Revenues of $364.7 million, an increase of 23.0% over 2005; primarily due to an increase in revenues from the Fully Insured Health segment, an increase in net retention of the Company’s direct Medical Stop-Loss line to 51.2% in 2006 from 45.3% in 2005 (“retention” refers to net earned premiums after reinsurance) and the full year impact of life and annuity acquisitions in July 2005;

•

Book value of $15.23 per common share; an 8.3% increase from December 31, 2005, primarily reflecting net income and stock issuances partially offset by dividends, option exercises and net unrealized losses on securities;

•

As of January 31, 2006,  acquired IAC, a leading producer and administrator of group and individual major medical insurance (including Consumer Driven Health Plans ("CDHPs")) and other life and health policies, which contributed significantly to the growth of fee income in the fully insured health line of business;

•

As of March 1, 2006, acquired the remaining 55% of CAIS to further the marketing reach for CDHPs and other products; as of March 31, 2006, CAIS acquired a block of $50 million of fully insured group major medical business, the majority of which transitioned to Madison National Life effective August 1, 2006; and

•

Acquired IHC Health Solutions effective January 2, 2007. IHC Health Solutions will serve as the Company’s primary distribution channel for strategic and private label marketing of its fully insured lines of business, principally through agents and brokers affiliated with other insurance carriers, and through large, national marketing organizations. Although nearly all of the business of IHC Health Solutions is administered by IAC, a significant portion of the business is not currently on Standard Security Life or Madison National Life paper.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported a decrease in income before taxes of $5.7 million compared to 2005:

o

The Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) for the Medical Stop-Loss line of business was 95.2% in 2006 compared to 93.2% in 2005. Based on currently available information, business incepting in 2006, of which a material portion will be earned and recorded in 2007, is projected to achieve a net loss ratio that is meaningfully lower than that of business incepting in 2005, just as the net loss ratio on business incepting in 2005 was meaningfully lower than that of business incepting in 2004;

o

Included in operating results for the Medical Stop-Loss segment in 2005 was $3.5 million of income from a commutation agreement and a loss cover that did not repeat in 2006;

•

The Fully Insured Health segment reported income before taxes of $1.1 million for 2006 as compared to a pre-tax loss of $.6 million in 2005.  Although revenues from this segment have increased, expenses have also increased. This is due, in part, to increased expense from the amortization of intangible assets recorded as a result of the acquisitions of IAC, HPA, GroupLink and CAIS, which will decline over the useful lives of the assets, and from higher selling, general, marketing and legal expenses related to the expansion of staff and product filings in anticipation of upcoming growth in this line. Total intangibles amortization expense was $1.5 million and $.7 million for the years ended December 31, 2006 and 2005, respectively;

•

The Group disability, life, annuities and DBL segment reported an increase in income before taxes of $1.6 million for 2006, compared to a year earlier, primarily due to a decrease in LTD paid claims and net claims reserves;

•

The Individual life, annuities and other segment reported an increase in income before taxes of $1.0 million compared to a year earlier, primarily due to an increase in investment income as a result of increased invested assets following the acquisitions of policy blocks of life and annuity business in mid to late 2005;

•

The Credit life and disability segment reported an increase in its loss before taxes of $.3 million for 2006, compared to a year earlier, primarily due to higher death and disability claims;

•

The Corporate segment reported an increase in loss before taxes of $1.8 million for 2006, compared to a year earlier, primarily due to share-based compensation expense from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R on January 1, 2006. Total pre-tax share-based compensation expense was $1.6 million in 2006, including $1.1 million of incremental share-based compensation expense as a result of the adoption of SFAS No. 123R; and

•

Net realized investment gains of $.6 million in 2006, a decrease of $1.5 million, as compared to $2.1 million in 2005.

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2006	2005	2004

Medical Stop-Loss	$272,260	$269,893	$291,832
Fully Insured Health	86,259	47,032	-
Group disability; life, annuities and DBL	82,540	79,245	70,934
Individual life, annuities and other	31,494	31,395	26,313
Credit life and disability	22,513	21,558	20,321

	$495,066	$449,123	$409,400

Net Premiums Earned:	2006	2005	2004

Medical Stop-Loss	$153,087	$128,501	$97,140
Fully Insured Health	32,590	17,423	-
Group disability; life, annuities and DBL	44,206	41,888	36,734
Individual life, annuities and other	28,787	28,531	20,757
Credit life and disability	21,578	20,694	19,436

	$280,248	$237,037	$174,067

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2006. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

Health

The Company believes that its recorded insurance reserves are reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that projected Net Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Net Loss Ratio for the health business (i.e., the ratio of benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2006, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $2.4 million  with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Operations.  Depending on the circumstances surrounding a change in the Net Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Operations could also be affected, such as amortization of deferred acquisition costs and commission expense.

The Company’s health reserves by segment are as follows (in thousands):

	December 31, 2006
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$80,848	$5,417	$86,265
Fully Insured Health	14,526	-	14,526
Group Disability	64,256	530	64,786
Credit A&H	6,315	1,111	7,426
Individual A&H and Other	9,103	349	9,452
	$175,048	$7,407	$182,455

	December 31, 2005
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$70,081	$2,779	$72,860
Fully Insured Health	4,000	-	4,000
Group Disability	64,711	545	65,256
Credit A&H	6,259	1,104	7,363
Individual A&H and Other	14,549	411	14,960
	$159,600	$4,839	$164,439

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  While the Company believes that larger variations are possible (as was the case with the 2004 and 2005 underwriting years which deviated by 12.5 and 7.1 Net Loss Ratio points, respectively), based on a review of historical Net Loss Ratios experienced by the Company, the reasonably likely deviation from the expected Net Loss Ratio is between three and five Net Loss Ratio points.  Therefore, based on its experience to date, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points  above or below the expected pricing Net Loss Ratio.  The impact of these reasonably likely changes at December 31, 2006, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $2.9 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2006 Consolidated Statement of Operations.

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

Fully Insured Health

Reserves for fully insured medical and dental business are established using historical claim development patterns. Claim development by number of months elapsed from the incurred month is studied each month and development factors are calculated. These claim development factors are then applied to the amount of claims paid to date for each incurred month to estimate fully complete claims. The difference between fully complete claims and the claims paid to date is the estimated reserve. Total reserves are the sum of the reserves for all incurred months.

The primary assumption in the determination of fully insured reserves is that historical claim development patterns tend to be representative of future claim development patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are minimal. The delay in submission of claims tends to be stable over time and not subject to significant volatility. The Company does not believe that any reasonably likely change in these factors will have a Material Effect.

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

Individual A&H and Other

This segment is a combination of closed lines of business as well as certain small existing lines.  While the assumptions used in setting reserves vary between these different lines of business, the assumptions would generally relate to the following: (i) the rate of disability; (ii) the morbidity rates on specific diseases; and (iii) accident rates. The reported reserves are based on management’s best estimate for each line within this segment. General uncertainties that surround all insurance reserving methodologies would apply.  However, since the Company has so few policies of this type, volatility may occur due to the small number of claims.

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

Life

For traditional life insurance and other premium paying policies accounted for under SFAS No. 60, amortization of DAC is charged to expense over the related premium revenue recognition period.  Assumptions used in the amortization of DAC are determined based upon the conditions as of the date of policy issue or assumption and are not generally revised during the life of the policy.

For long duration type contracts accounted for under SFAS No. 97, such as annuities and universal life business, amortization of DAC is charged to expense over the life of the book of such contracts based on the present value of the estimated gross profits ("EGPs") expected to be realized over the life of the book of contracts. EGPs consist of margins based on expected mortality rates, persistency rates, interest rate spreads, and other revenues and expenses.  The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. If the Company determines that the current assumptions underlying the EGPs are no longer the best estimate for the future due to changes in actual versus expected mortality rates, persistency rates, interest rate spreads, or other revenues and expenses, the future EGPs are updated using the new assumptions and prospective unlocking occurs. These updated EGPs are utilized for future amortization calculations. The total amortization recorded to date is adjusted through a current charge or credit to the Consolidated Statement of Operations.

Health

For credit health insurance policies accounted for under SFAS No. 60, amortization of DAC is charged to expense in proportion to premium revenue recognized.

Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale or trading securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities. Fixed maturities and equity securities available-for-sale totaled $725.4 million and $745.3 million at December 31, 2006 and 2005, respectively. The Company also had $8.9 million and $7.9 million, on average, in trading accounts during 2006 and 2005, respectively. All such trading securities were liquidated at December 31, 2006 and 2005. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations as realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net income was $14.1 million, or $.93 per share, diluted, for the year ended December 31, 2006, a decrease of $3.2 million compared to net income of $17.3 million, or $1.21 per share, diluted, for the year ended December 31, 2005. The Company's income before taxes decreased $5.4 million to $20.5 million for the year ended December 31, 2006 from $25.9 million for 2005.

Information by business segment for the years ended December 31, 2006 and 2005 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$153,087	3,950	699	3,169	107,864	-	40,417	$12,624
Fully Insured	32,590	192	-	29,938	19,128	102	42,399	1,091
Group disability,
life, annuities
and DBL	44,206	9,594	-	428	31,866	165	15,100	7,097
Individual life,
annuities
and other	28,787	31,761	-	1,057	39,034	5,103	9,428	8,040
Credit life and
disability	21,578	776	-	72	10,163	4,836	8,039	(612)
Corporate	-	2,179	-	-	-	-	6,653	(4,474)
Sub total	$280,248	48,452	699	34,664	208,055	10,206	122,036	23,766

Net realized investment gains								625
Interest expense								(3,890)
Income before income taxes								20,501
Income taxes								(6,440)
Net income								$14,061

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2005	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$128,501	4,344	1,411	7,120	88,075	-	34,957	$18,344
Fully Insured	17,423	(75)	-	6,710	10,784	600	13,271	(597)
Group disability,
life, annuities
and DBL	41,888	8,276	-	553	29,301	154	15,729	5,533
Individual life,
annuities and
other	28,531	25,965	-	605	35,682	4,521	7,891	7,007
Credit life and
disability	20,694	815	-	133	9,748	4,813	7,362	(281)
Corporate	-	1,338	-	108	-	-	4,157	(2,711)
Sub total	$237,037	40,663	1,411	15,229	173,590	10,088	83,367	27,295

Net realized investment gains								2,077
Interest expense								(3,496)
Income before income taxes								25,876
Income taxes								(8,575)
Net income								$17,301

Premiums Earned

Total premiums earned grew $43.2 million to $280.2 million from $237.0 million in 2005. The increase is due to: (i) the Medical Stop-Loss segment which increased $24.6 million primarily due to increased retentions and increased production from business written by other carriers; (ii) the Fully Insured segment which had a $15.1 million increase in premiums, comprised of a $3.4 million increase in dental premiums, a $5.3 million increase in short-term medical and a $6.4 million increase in group major medical primarily due to business that  was transferred to the Company's carriers during 2006; (iii) an increase of $2.3 million in the Group segment primarily due to a $2.1 million increase in point of service and a $.9 million increase in group term life, partially offset by a $1.1 million decrease in DBL caused by a reduction in statutory rates; (iv) a $.9 million increase in the Credit Life and Disability segment due to new business; and (v) the Individual and Other segment which increased $.3 million.

Net Investment Income

Total net investment income increased $7.8 million primarily due to the maintenance of a higher level of invested assets due to the acquisitions of policy blocks in 2005, and an increase in the investment rate of return during the current year.  In addition, the Company’s investments in limited partnerships in the Corporate segment contributed more investment income in 2006 than in 2005. The annualized return on total investments was 5.5% for 2006 versus 5.1% for 2005.

Net Realized Investment Gains

Net realized investment gains decreased $1.5 million to $.6 million in 2006 from $2.1 million in 2005. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Equity Income

Equity income from AMIC decreased $.7 million in 2006 compared to 2005, as lower income earned by AMIC was slightly offset by an increase in IHC's ownership in AMIC. IHC’s average ownership was approximately 48% during 2006 compared to an average of 44% during 2005. The reduction in income is primarily due to an increase in net loss ratios of the Medical Stop-Loss business reinsured by AMIC and lower production from the AMIC MGUs.

Fee Income and Other Income

Fee income increased $22.8 million to $32.5 million from $9.7 million in 2005, primarily due to fees of $23.1 million earned by IAC and $.6 million earned by CAIS, which are subsidiaries that were not part of the Company during 2005, partially offset by $.9 million earned by GroupLink that is eliminated in consolidation in 2006 as a result of transferring business from outside insurance carriers to subsidiaries of IHC.

Total other income decreased $3.4 million to $2.1 million from $5.5 million in 2005.  This was primarily due to the inclusion of $3.5 million of other income in 2005 from a commutation agreement and a loss ratio cover with a reinsurer that have no equivalent in 2006.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $34.5 million. The increase is due to: (i) $19.8 million in the Medical Stop-Loss segment resulting primarily from a 5.9% increase in retention and an increase in Net Loss Ratios to 95.2% as compared to 93.2% for 2005 (see “Outlook” for a discussion of factors affecting the recent underwriting profitability of the Medical Stop-Loss segment); (ii) an increase of $8.3 million in the Fully Insured segment due to an increase in premium volume; (iii) a $3.3 million increase in the Individual and Other segment due to higher losses on assumed blocks of annuity and life business and surrenders and interest credited on policies due to acquisitions made in 2005; (iv) an increase of $2.6 million in the Group segment primarily due to a $2.7 million increase related to new business written for group A&H in point of service, a $.9 million increase in group term life losses and a $.6 million increase in interest credited in group annuities, partially offset by a $1.8 million decrease in LTD paid claims and net claims reserves; and (v) a $.5 million increase in the Credit Life and Disability segment caused by higher loss ratios and new business. Insurance benefits, claims and reserves for 2006 includes a charge of $3.8 million to reflect loss development from prior years and a corresponding increase in reserves for the current year, primarily related to the Medical Stop-Loss segment. While management sets reserves based on its best estimates of ultimate claim settlement costs, the Company adjusts reserves as claims mature, approach settlement or are otherwise resolved.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.1 million, primarily due to costs associated with the purchase of blocks of business in 2005 offset by amounts eliminated in 2006 as a result of certain acquisitions of subsidiaries in 2006.

Interest Expense on Debt

Interest expense increased $.4 million, primarily due to an increase in the interest rate on $12.4 million of floating rate junior subordinated debt, which averaged 9.1% in 2006 as compared to 7.3% in 2005. In addition, outstanding debt under a line of credit increased $2.5 million during the third quarter of 2006 and the average rate paid on that line was higher in 2006.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $38.6 million in 2006 as compared to 2005. The increase is primarily due to (i) a $29.1 million increase in expenses associated with the operation of the Fully Insured segment, primarily due to the acquisitions of IAC and GroupLink, and higher commission expense due to the increase in premiums; (ii) a $5.4 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned; (iii) a $1.5 million increase in the Individual and Other segment due to the block acquisitions in 2005; (iv) a $.6 million decrease in the Group segment primarily due to loss experience refunds which reduced commissions in the group A&H business as a result of higher loss ratios in 2006 compared to the prior year; (v) a $.6 million increase in the Credit Life and Disability segment due to new business; and (vi) a $2.6 million increase in other corporate expenses, including $1.1 million of expenses related to share-based compensation due to the adoption of SFAS 123R in 2006.

Income Taxes

Income tax expense decreased $2.2 million to $6.4 million for 2006 from $8.6 million in 2005 primarily due to the decrease in pre-tax income in 2006.  The effective tax rates were 31.4% for 2006 and 33.1% for 2005.

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

Information by business segment for the years ended December 31, 2005 and 2004 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2005	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$128,501	4,344	1,411	7,120	88,075	-	34,957	$18,344
Fully Insured	17,423	(75)	-	6,710	10,784	600	13,271	(597)
Group disability,
life, annuities
and DBL	41,888	8,276	-	553	29,301	154	15,729	5,533
Individual life,
annuities
and other	28,531	25,965	-	605	35,682	4,521	7,891	7,007
Credit life and
disability	20,694	815	-	133	9,748	4,813	7,362	(281)
Corporate	-	1,338	-	108	-	-	4,157	(2,711)
Sub total	$237,037	40,663	1,411	15,229	173,590	10,088	83,367	27,295

Net realized investment gains								2,077
Interest expense								(3,496)
Income before income taxes								25,876
Income taxes								(8,575)
Net income								$17,301

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2004	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$97,140	3,519	2,334	2,519	61,267	-	26,430	$17,815
Fully Insured	-	-	-	-	-	-	-	-
Group disability,
life, annuities
and DBL	36,734	8,482	-	127	27,483	140	12,019	5,701
Individual life,
annuities and
other	20,757	26,737	-	850	28,446	4,250	6,044	9,604
Credit life and
disability	19,436	1,022	-	40	8,746	4,152	6,968	632
Corporate	-	3,155	-	423	-	-	3,756	(178)
Sub total	$174,067	42,915	2,334	3,959	125,942	8,542	55,217	33,574

Net realized investment gains								2,394
Interest expense								(2,338)
Income before income taxes								33,630
Income taxes								(10,691)
Net income								$22,939

Premiums Earned

Total premiums earned grew $62.9 million to $237.0 million in 2005 from $174.1 million in 2004. The increase is due to: (i) the Medical Stop-Loss segment which increased $31.4 million primarily due to $29.8 million in increased retention and a $1.6 million increase due to a Net Loss Ratio cover for the 2004 underwriting year that did not exist in 2004; (ii) the new Fully Insured Health segment (formerly Strategic Health) which had $17.4 million of premiums in 2005; (iii) the Individual and Other segment which increased $7.8 million comprised of an increase in retention in blanket accident and sickness policies, an increase in the ordinary life line primarily due to acquisitions and growth in the military and civilian government employee division; (iv) the Credit segment which increased $1.2 million; and (v) a $5.1 million increase in the Group segment due to a $2.7 million increase in group LTD and group life, a $4.3 million increase in other group A&H due to new Point of Service business, partially offset by a $1.9 million decrease in DBL due to the 20% reinsurance agreement with Independence American effected as of  July 1, 2004.

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

Net Realized Investment Gains

Net realized investment gains were $2.1 million in 2005 compared to $2.4 million in 2004, a decrease of $.3 million. Decisions to sell securities are based on cash flow needs, investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Equity Income

Equity income from AMIC decreased $.9 million due to a decrease in earnings of AMIC, partially offset by an increase in IHC's ownership to approximately 48% at December 31, 2005 from 40% at December 31, 2004.

Fee Income and Other Income

Fee income increased $7.2 million due to: (i) $6.7 million in fee income from the Fully Insured Health segment (formerly Strategic Health), which did not exist in 2004, primarily due to $5.6 million in fee income at HPA and $1.1 million in fee income at GroupLink; and (ii) a $.5 million increase in the Medical Stop-Loss segment primarily caused by a $1.0 million increase in fee income at Majestic, partially offset by a $.5 million decrease in fee income at another MGU.

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

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $47.6 million. The increase is due to: (i) $26.8 million in the Medical Stop-Loss segment primarily resulting from an increase in retention in 2005 as well as higher Net Loss Ratios on its Medical Stop-Loss line of business in 2005 (93.2%) as compared to 2004 (86.6%); (ii) an increase of $10.8 million in the Fully Insured Health segment which was not formed until after the third quarter of  2004; (iii) a $7.2 million increase in the Individual and Other segment due to higher losses on the assumed block of annuity and life business in run-off status, and higher mortality losses on the ordinary life line subsequent to the acquisitions; (iv) a $1.0 million increase in Credit claims and reserves due to an increase in premiums; and (v) an increase of $1.8 million in the Group segment primarily due to a $1.3 million increase in the group-term life ("GTL") line caused by increased retention and frequency of claims experienced, a $2.1 million increase in the group A&H line due to new business, and a $.7 million increase in the VFD annuity line due to increased business, partially offset by a $2.3 million decrease in the DBL line due to the 20% reinsurance agreement previously mentioned. Insurance benefits, claims and reserves for 2005 includes a charge of $.6 million to reflect loss development from prior years and a corresponding increase in reserves for the current year.  While management sets reserves based on its best estimates of ultimate claim settlement costs, the Company adjusts reserves as claims mature, approach settlement or are otherwise resolved.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $1.5 million due to amortization of expenses related to the new Fully Insured Health segment and acquisitions of policy blocks.

Interest Expense on Debt

Interest expense increased $1.2 million primarily due to the issuance of $15.5 million of fixed rate subordinated debt during the fourth quarter of 2004. The Company had $38.2 million of fixed rate debt (including $25.7 million of junior subordinated debt) and $12.4 million of floating rate junior subordinated debt at December 31, 2005. The floating rate debt carried a weighted average interest rate of 7.3% in 2005 versus 5.5% in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $28.1 million primarily due to (i) an $8.5 million increase in the Medical Stop-Loss segment caused by a $2.9 million increase in commissions due to greater retention rates, higher profit commissions and higher levels of assumed premiums, which charge higher commission rates, and a $5.6 million increase in other general expenses corresponding with the increase in premiums; (ii) a $13.3 million increase in the Fully Insured Health segment due to the inception of this line of business in 2005 and the lack of any business from HPA and GroupLink, in 2004; (iii) a $3.7 million increase in the Group segment primarily due to a $1.8 million increase in commissions, $.5 million in expenses on new business in the group A&H line, a $1.1 million increase in commissions on annuities, and $.5 million of increased expenses in the GTL line, partially offset by a $.2 million decrease in other expenses; (iv) a $1.8 million increase in the Individual and Other segment due to $1.0 million in increased commissions on annuities, a $.5 million increase in expenses on the blanket line, and a $.3 million increase in other expenses; (v) a $.4 million increase in the Credit segment due to increased commissions and expenses commensurate with higher premiums; and (vi) a $.4 million increase in Corporate segment expenses primarily due to higher audit fees and Sarbanes-Oxley compliance costs.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments, fixed maturities, equity securities, partnership interests and certain other current assets, net of current liabilities) amounted to $23.9 million at December 31, 2006.

BALANCE SHEET

Total investments and cash and cash equivalents increased $8.3 million during 2006 largely due to a $26.1 million decrease in net amounts due from and to reinsurers and $2.5 million of debt proceeds, partially offset by $21.0 million in cash used for acquisitions and a $1.3 million increase in unrealized losses on available for sale securities.

Insurance reserves-life and annuity decreased $11.4 million primarily due to the recapture of an ordinary life block of business at Standard Life of $9.5 million, the runoff of  acquired blocks of $8.0 million and $4.5 million due to the final settlement of several life and annuity acquisitions made in 2005.  Reserves on block acquisitions are subject to change at final settlement.  Deferred acquisition costs decreased $7.0 million of which $4.5 million is also due to the final settlement of the 2005 acquisitions.

The Company had net receivables from reinsurers of $73.4 million at December 31, 2006. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2006.

The $32.4 million increase in total stockholders' equity in 2006 is primarily due to $14.1 million in net income and a $20.4 million net increase in common stock and paid-in capital, mostly from issuances of common shares in acquisitions, partially offset by dividends of $.8 million and a $.9 million increase in after-tax net unrealized losses on investments.

In September 2006, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”).  SAB 108 requires quantification of prior year immaterial uncorrected misstatements under both the "rollover approach" and the "iron curtain approach." The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. Prior to SAB 108, the Company utilized the rollover approach when quantifying misstatements. The provisions of SAB 108 must be applied to financial statements for fiscal years ending after November 15, 2006.

The Company previously reported actual premiums and related amounts from its Medical Stop-Loss and Fully Insured Health lines of business using a consistent one and two month lag, respectively, rather than through the end of the reporting period.  The resulting misstatement primarily arose over the period from 2002 to 2005 when the Company experienced considerable growth in these lines of business.  This misstatement was not material to the consolidated financial statements in any of the respective years affected.

Under the rollover approach described above, management did not consider this item to be material to the consolidated financial statements. However, under the dual approach required by SAB 108, this item is being adjusted effective as of January 1, 2006.  The Company recognized an increase in due and unpaid premiums of $12,987,000; an increase in insurance reserves – health of $9,069,000; an increase in commissions payable of $3,060,000; an increase in income taxes payable of $300,000; and an increase in retained earnings of $558,000. These amounts were recorded as adjustments of January 1, 2006 opening balances for these accounts and the impact, net of tax, was reflected as a cumulative effect adjustment to retained earnings.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 90.6% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at December 31, 2006. Also at such date, approximately 99.0% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2006, approximately 1.0% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at December 31, 2006.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the year ended December 31, 2006, the Company recorded $.2 million of realized losses for other-than-temporary impairments.

The Company's gross unrealized losses on fixed maturities totaled $17.8 million at December 31, 2006. Substantially all of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2006.

Health Reserves

The following table summarizes the prior year net unfavorable amount incurred in 2006 according to the year to which it relates, together with the opening reserve balance (net of reinsurance recoverable) to which it relates (in thousands):

	Reserves at	Prior Year Amount
	January 1, 2006	Incurred in 2006
Total Reserves
2005	$65,776	$(5,413)
2004	10,802	1,500
2003	3,981	106
2002 and Prior	9,023	3
Total	$89,582	$(3,804)

The following sections describe, for each segment, the deficiency - unfavorable development or redundancy - favorable development experienced in 2006, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced net unfavorable development of $6.2 million in the Medical Stop-Loss segment. The net unfavorable development is based on $7.0 million negative development in the 2005 reserves, partially offset by positive development of $.8 million related to prior years. While the Company establishes a best estimate of the Projected Net Loss Ratio, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below this ratio. Larger variations are also possible, as was the case with the 2004 and 2005 underwriting years which deviated by 12.5 and 7.1 Net Loss Ratio points, respectively. The Company sets its pricing and underwriting guidelines at the beginning of each treaty year based on its evaluation of its own experience and current market conditions.  Changes in market conditions through the treaty year have unexpected effects on the underwriting and rating decisions of its MGUs and produce results which vary from the expectations implicit in its pricing.  With respect to the 2005 reserves, the deficiency was primarily due to the continuing deterioration of the business underwritten in 2004 and 2005. The higher deviation was largely a result of: (i) the “soft” Medical Stop-Loss market continuing longer than anticipated; (ii) deviations from underwriting guidelines and disclosure protocols by certain of its MGUs and producers as a result of the soft market, which were detected by the Company in its 2005 underwriting audits; and (iii) an unanticipated continuation of historically high inpatient hospital cost trends. This, larger than expected, deviation was magnified for 2005 reserves because of an overall increase in the Company’s risk retention.  With respect to the 2004 and prior reserves, the positive deviation resulted from loss development being much lower than anticipated based on the Company's historical loss development patterns.

Group Disability

The Group Disability segment had a favorable development of $2.5 million.  This amount consists of a favorable development of $1.7 million on the 2005 reserves primarily due to DBL and a net favorable development of $.6 million for all other years due to LTD.

Due to the long-term nature of LTD, in establishing loss reserves the Company must make estimates for case reserves, incurred but not reported reserves (“IBNR”), and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the Company’s best estimate of the present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, results can vary from year to year solely on the basis of one or two policies.  It is not uncommon for a reserve of several hundred thousand dollars to be associated with one policy.  If a small number of claimants with large policy reserves were to recover or a few large claims were incurred, the results could distort the Company’s reserve estimates from year to year.  However, there were no individual factors in 2006 that caused the favorable development in LTD. With respect to DBL, reserves for the most recent quarter of earned premium are established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Reserves associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The favorable development in the DBL line is due to lower than expected claims.

 There were no changes in the Company’s experience factor or the IBNR factor for Group Disability. The reserving process used by management was consistent from 2005 to 2006.

Credit A&H

The Credit A&H unfavorable development for 2006 was $.3 million which relates to 2005 reserves. There were no changes in the Company’s experience factor or the IBNR factor for Credit A&H used in the reserving process from 2005 to 2006.

Individual A&H and Other

The Individual A&H and Other segment had a negligible amount of favorable development for 2006.  The reserving process used by management was consistent from 2005 to 2006.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, December 2003 and March 2003, the Company borrowed $15.0 million, $12.0 million and $10.0 million, respectively, through pooled trust preferred issuances by subsidiary trusts. In September 2003, the Company entered into a $12.5 million line of credit, which was increased to $15.0 million in 2006, all of which was drawn down. See Note 11 of the Notes to Consolidated Financial Statements in Item 8.

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations.  These obligations, as of December 31, 2006, are set forth in the table below.  However, we do not believe that our cash flow requirements can be fully assessed based upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs.  Although some outflows are fixed, others depend on future events. The Company had the following expected contractual obligations relating to debt, trust preferred securities (junior subordinated debt), non-cancelable leases, insurance reserves and funds on deposit at December 31, 2006:

		Junior			Funds
		Subordinated		Insurance	on
	Debt	Debt	Leases	Reserves	Deposit	Total

2007	$2,500	$-	$2,950	$140,180	$43,391	$189,021
2008	2,500	-	2,872	36,151	40,894	82,417
2009	10,000	-	2,110	29,780	39,494	81,384
2010	-	-	1,676	26,197	38,260	66,133
2011	-	-	1,556	24,213	35,943	61,712
2012 and
thereafter	-	38,146	3,766	180,599	180,563	403,074
Totals	$15,000	$38,146	$14,930	$437,120	$378,545	$883,741

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed maturities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry its fixed maturities as available-for-sale. In 2006, the Company experienced an increase in unrealized losses of $1.4 million which, net of deferred tax benefits and an allocation to deferred policy acquisition costs, decreased stockholders' equity by $.9 million (reflecting net unrealized losses of $9.3 million at December 31, 2006 compared to net unrealized losses of $8.4 million at December 31, 2005). From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

  For 200 7 , IHC’s business plan is to: (i) continue its rapid expansion into the Fully Insured Health sector with particular emphasis on transactions that leverage its vertically integrated strategy of generating fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (ii) continue to improve the profitability of its core lines of business, in particular Medical Stop-Loss, while expanding distribution, (iii) expand distribution of its life and disability products, and ( iv ) acquire blocks of life and annuity business , and blocks of fully insured health and dental to the extent opportunities arise ..  The following summarizes what IHC has accomplish ed and the outlook for 200 7 and beyond by segment.

Historic Core Lines of Business

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters (MGUs) and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for its two primary product segments (Medical Stop-Loss and Group disability, life, annuities and DBL). The Company emphasizes underwriting profits and not top line growth.  However, Medical Stop-Loss is excess business, which is more volatile and tends to be more cyclical in nature than Fully Insured Health business.  When an excess product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line , which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003, and less favorable conditions continued through 200 6 .. Despite these market conditions, the Company recorded Net Loss Ratio s of 86.6%, 93.2 % and 95.2% for the years ended December 31, 2004 , 2005 and 2006 , respectively , from its Medical Stop-Loss line.  While still profitable, the Company d id not consider th e Net Loss Ratio for such years to be acceptable .. In 2005 and throughout 2006 , the Company increased rates and made changes in its underwriting guidelines in response to the results of its underwriting audits ..   Based on currently available information, business incepting in 2006, of which a material portion will be earned and recorded in 2007, is projected to achieve a Net Loss Ratio that is meaningfully lower than that of business incepting in 2005, just as the Net Loss Ratio on business incepting in 2005 was meaningfully lower than that of business incepting in 2004.

With respect to distribution, as of December 31, 2006 Standard Security Life wr ote Medical Stop-Loss in all 50 states through eleven MGUs , and  Madison National Life was licensed to write this line in 49 states through three MGUs.  Of these MGUs , the Company has a significant ownership interest in five MGUs (including those owned by AMIC), which produced $ 128.3 million ( 60.5%) of IHC’s Medical Stop-Loss premium in 200 6 ..

The Company does not anticipate significant growth or shrinkage in Medical Stop-Loss or its other historic core lines of business, including group life and disability, DBL, and credit life and disability.

  Expansion of Fully Insured Health Segment

Through the acquisitions of HPA  and  GroupLink in 2005 and IAC in 2006, IHC has expanded into multiple new Fully Insured Health first- dollar health product s, including short-term medical (“ST M ”), group major medical and major medical for individuals and families (including Consumer Driven Health Plans (“CDHPs”)), dental and vision (the “ Fully Insured Health Products”).  These products are now approved in the majority of states, although the Company does not anticipate writing most of its Fully Insured Health Products in the n ortheastern and certain other states. IHC will further expand its F ully I nsured H ealth P roducts in 200 7 to include limited medical. Collectively, IHC will administer, manage and distribute its Fully Insured Health Products to 50,000 general agents, agents and brokers (“Producers”) in the majority of states.  IHC believes this is one of the largest networks of Producers focusing on the sale of Fully Insured Health Products in the country.  In addition, the Company now owns two companies ( CAIS and IHC Health Solutions) that are market ing its major medical for groups, individuals and families (including CDHPs ) , STM and dental products through alternative distribution methods in addition to general agents. Assuming completion of the acquisition of Actuarial Management Corp., which is contemplated to occur in the second quarter of 2007, the Company will not only bring in-house the actuarial expertise necessary to maintain the profitability of the block, but will add another source of fee income and potentially profit commission.

The Company believes that , on an annualized basis, by the end of 2007, its Fully Insured Health premiums will exceed those generated by its Medical Stop-Loss line and will account for one-third of its gross premiums ..   The F ully I nsured H ealth market is a much larger market than the excess market , estimated at $500 billion compared to a Medical Stop-Loss market of approximately $4 billion. As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its F ully I nsured Health business will continue to grow rapidly while continuing to yield profitable results, which will help balance the more volatile and cyclical M edical S top- L oss business.

Expansion of Life & Annuity Block Acquisitions

IHC will continue to look for financially viable life and annuity acquisitions during 200 7 .. Although the source and timing of new acquisitions is unpredictable, the Company believes that it will have acquisition prospects during the remainder of 200 7 ..  The Company is also exploring the possibility of leveraging its administrative capabilities to administer large blocks of life and annuities for other carriers for whom this is not a core business.

Summary

In summary, the Company anticipates improved operating performance in 200 7 as a result of (i) increased premiums and fee income from multiple fully insured health products distributed through expanded distribution channels; (ii) continued improved profitability of its Medical Stop-Loss business; (iii) reduced susceptibility to market cycles due to a better balance between excess and fully insured health business; and (iv) acquisitions of blocks of business to the extent opportunities present themselves ..

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2006:

	Estimated	Estimated Change
Change in Interest Rates	Fair Value	In Fair Value
	(In millions)
200 basis point rise	$587.0	$(78.4)
100 basis point rise	626.1	(39.2)
Base scenario	665.3	-
100 basis point decline	702.9	37.6
200 basis point decline	741.7	76.4

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

See Index to Consolidated Financial Statements and Schedules on page 55.

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

There has been no change in IHC's internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm are included in Item 8 of this Form 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item concerning the Company’s directors and executive officers is incorporated by reference from the Company’s definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission, under the headings, “Nominees,” “Board Committees and Meetings,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company’s written Code of Business Ethics and Corporate Code of Conduct collectively apply to all of the Company’s directors and employees, including the Company’s executive officers, including, without limitation, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Business Ethics is available on the Company’s website at: www.independenceholding.com under the Corporate Information/ Corporate Governance tabs. Changes to, or waivers of, the Code of Business Ethics will be disclosed on the same website.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of the Company's definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission, under the headings, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," and "Compensation of Non-Employee Directors."

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of the Company's definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission, under the headings, "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans."

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of the Company's definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission, under the headings, "Nominees" and "Certain Relationships and Related Transactions."

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of the Company's definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission, under the heading, "Principal Accounting Fees and Services."

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 55.

(a) (3) EXHIBITS

See Exhibit Index on page 108.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President, and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 15th day of March, 2007.

/s/ Larry R. Graber

Larry R. Graber

Director and Senior Vice President

/s/ Allan C. Kirkman

Allan C. Kirkman

Director

/s/ John L. Lahey

John L. Lahey

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

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGES

Report of Management on Internal Control Over Financial Reporting	56

Reports of Independent Registered Public Accounting Firm	57

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2006 and 2005	60

Consolidated Statements of Operations for the years ended
December 31, 2006, 2005 and 2004	61

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 2006, 2005 and 2004	62

Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 and 2004	63

Notes to Consolidated Financial Statements	64

SCHEDULES:*

Summary of investments - other than investments in related parties at
December 31, 2006 (Schedule I)	103

Condensed financial information of parent company (Schedule II)	104

Supplementary insurance information (Schedule III)	107

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

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2006, IHC's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Annual Report, has issued an audit report on management's assessment of, and the effective operation of, IHC's internal control over financial reporting as of December 31, 2006, which is included herein on page 57.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Independence Holding Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Holding Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended

December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated financial statements of Independence Holding Company and subsidiaries ("the Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 15, 2007

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2006	2005
	(In thousands, except share data)
ASSETS:
Investments:
Short-term investments	$9,910	$8,810
Securities purchased under agreements to resell	68,849	44,399
Fixed maturities, available-for-sale	665,340	683,008
Equity securities, available-for-sale	60,043	62,300
Other investments	55,034	57,287

Total investments	859,176	855,804

Cash and cash equivalents	17,543	12,659
Due from securities brokers	660	1,951
Investment in American Independence Corp. ("AMIC")	39,942	39,167
Deferred acquisition costs	55,021	62,000
Due and unpaid premiums	23,860	12,230
Due from reinsurers	111,476	111,135
Premium and claim funds	51,244	14,248
Notes and other receivables	13,994	12,102
Goodwill	46,603	16,110
Other assets	40,165	20,149

TOTAL ASSETS	$1,259,684	$1,157,555

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$175,048	$159,600
Insurance reserves-life and annuity	262,072	273,449
Funds on deposit	378,545	370,701
Unearned premiums	19,982	18,524
Policy claims-health	7,407	4,839
Policy claims-life	6,799	8,742
Other policyholders' funds	18,299	18,350
Due to securities brokers	-	4,856
Due to reinsurers	38,109	11,667
Accounts payable, accruals and other liabilities	69,127	37,430
Debt	15,000	12,500
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,028,534	958,804

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares
authorized; 15,293,862 and 14,235,066 shares issued,
respectively; 15,175,467 and 14,132,149 shares out-
standing, respectively	15,294	14,235
Paid-in capital	97,873	78,554
Accumulated other comprehensive loss	(9,302)	(8,414)
Treasury stock, at cost; 118,395 and 102,917 shares,
respectively	(2,237)	(1,829)
Retained earnings	129,522	116,205

TOTAL STOCKHOLDERS' EQUITY	231,150	198,751

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,259,684	$1,157,555

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,

	2006	2005	2004
	(In thousands, except per share data)
REVENUES:
Premiums earned:
Health	$236,795	$195,123	$141,078
Life and annuity	43,453	41,914	32,989
Net investment income	48,452	40,663	42,915
Fee income	32,533	9,704	2,503
Net realized investment gains	625	2,077	2,394
Equity income from AMIC	699	1,411	2,334
Other income	2,131	5,525	1,456

	364,688	296,417	225,669

EXPENSES:
Insurance benefits, claims and reserves:
Health	155,700	125,583	88,134
Life and annuity	52,355	48,007	37,808
Selling, general and administrative
expenses	122,036	83,367	55,217
Amortization of deferred acquisition
costs	10,206	10,088	8,542
Interest expense on debt	3,890	3,496	2,338

	344,187	270,541	192,039

Income before income taxes	20,501	25,876	33,630
Income tax expense	6,440	8,575	10,691

NET INCOME	$14,061	$17,301	$22,939

Basic income per common
share	$.95	$1.23	$1.63

WEIGHTED AVERAGE SHARES
OUTSTANDING	14,872	14,018	14,058

Diluted income per common
share	$.93	$1.21	$1.60

WEIGHTED AVERAGE DILUTED
SHARES OUTSTANDING	15,167	14,292	14,372

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				ACCUMULATED
				OTHER				TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK		RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY
				(In thousands, except share data)

BALANCE AT DECEMBER 31, 2003	14,049,510	$14,049	$96,271	$647	(145,251)	$(20,837)	$78,766	$168,896
Net income							22,939	22,939
Net change in unrealized gains (losses)				(2,623)				(2,623)
Total comprehensive income								20,316
Purchase of treasury stock			(75)		(300,780)	(5,895)	75	(5,895)
Exercise of common stock options and related tax benefits	56,188	56	3,246		313,731	859	(139)	4,022
Common stock dividend ($.05 per share)							(704)	(704)
80% common stock dividend			(23,497)			23,497		-
Purchase of Majestic	129,808	130	1,970					2,100
Other capital transactions	(440)		118					118

BALANCE AT DECEMBER 31, 2004	14,235,066	$14,235	$78,033	$(1,976)	(132,300)	$(2,376)	$100,937	$188,853
Net income							17,301	17,301
Net change in unrealized gains (losses)				(6,438)				(6,438)
Total comprehensive income								10,863
Purchase of treasury stock					(310,200)	(5,624)		(5,624)
Exercise of common stock options and related tax benefits			406		100,461	1,801	(1,147)	1,060
Common stock dividend ($.05 per share)							(701)	(701)
Additional purchases of AMIC					239,122	4,370	(185)	4,185
Other capital transactions			115					115

BALANCE AT DECEMBER 31, 2005	14,235,066	$14,235	$78,554	$(8,414)	(102,917)	$(1,829)	$116,205	$198,751
Adjustment to January 1, 2006 beginning balance for
adoption of Staff Accounting Bulletin No. 108							558	558
January 1, 2006 balance, as adjusted	14,235,066	$14,235	$78,554	$(8,414)	(102,917)	$(1,829)	$116,763	$199,309
Net income							14,061	14,061
Net change in unrealized gains (losses)				(888)				(888)
Total comprehensive income								13,173
Purchase of treasury stock					(58,315)	(1,180)		(1,180)
Exercise of common stock options and related tax benefits	438,050	438	5,210		40,170	725	(545)	5,828
Common stock dividend ($.05 per share)							(757)	(757)
Purchase of IAC	446,663	447	9,175					9,622
Purchase of CAIS	46,250	46	1,012					1,058
Other stock issuances	127,833	128	2,438		1,417	25		2,591
Share-based compensation expense			1,401		1,250	22		1,423
Other capital transactions			83					83

BALANCE AT DECEMBER 31, 2006	15,293,862	$15,294	$97,873	$(9,302)	(118,395)	$(2,237)	$129,522	$231,150

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,

	2006	2005	2004
	(In thousands)
Cash Flows Provided By (Used By) Operating Activities:
Net income	$14,061	$17,301	$22,939
Adjustments to reconcile net income to net change in cash
from operating activities:
Amortization of deferred acquisition costs	10,206	10,088	8,542
Net realized investment gains	(625)	(2,077)	(2,394)
Equity income from AMIC and other equity method
investments	(1,518)	(3,096)	(3,285)
Depreciation and amortization	2,963	1,970	898
Share-based compensation expenses	1,567	-	-
Deferred tax expense	2,035	4,859	4,494
Other	1,324	1,291	1,855
Changes in assets and liabilities:
Net sales of trading securities	864	638	551
Change in insurance liabilities	(13,560)	(11,777)	(7,998)
Additions to deferred acquisition costs	(3,897)	(13,436)	(12,177)
Change in net amounts due from and to reinsurers	26,101	19,084	9,959
Change in premium and claim funds	(25,496)	(3,647)	(832)
Change in income tax liability	(4,300)	(193)	173
Change in due and unpaid premiums	1,643	(2,488)	(890)
Change in other assets	(1,533)	(443)	228
Change in other liabilities	7,200	3,662	538

Net change in cash from operating activities	17,035	21,736	22,601

Cash Flows Provided By (Used By) Investing Activities:
Change in net amount due from and to securities brokers	(3,565)	(7,059)	6,734
Net sales (purchases) of short-term investments	(1,103)	11,297	(12,941)
Net sales (purchases) of securities under resale
and repurchase agreements	(24,450)	49,145	(66,995)
Sales of equity securities	114,116	23,780	30,623
Purchases of equity securities	(110,374)	(72,361)	(20,916)
Sales of and principal repayments on fixed maturities	337,819	679,037	1,171,384
Maturities of fixed maturities	2,700	1,300	4,000
Purchases of fixed maturities	(327,981)	(829,251)	(1,235,879)
Proceeds of sales of other investments	10,436	6,325	2,182
Additional investments in other investments, net of
distributions	(5,770)	(654)	(3,280)
Cash paid in acquisitions of companies, net of cash
acquired	(20,950)	(12,049)	(1,540)
Investment in AMIC	-	(4,964)	(1,464)
Cash received in acquisitions of policy blocks	4,979	130,509	25,785
Change in notes receivable	(1,658)	(5,477)	7,335
Other	(5,201)	(2,126)	(1,726)

Net change in cash from investing activities	(31,002)	(32,548)	(96,698)

Cash Flows Provided By (Used By) Financing Activities:
Proceeds from issuance of common stock	2,500	-	-
Repurchases of common stock	(1,180)	(5,624)	(5,667)
Exercises of common stock options	3,488	653	2,054
Excess tax benefits from exercises of common stock options	1,821	-	-
Proceeds of investment-type insurance contracts	10,451	15,947	16,572
Proceeds of debt and junior subordinated debt securities, net	2,500	-	14,533
Dividends paid	(729)	(701)	(746)

Net change in cash from financing activities	18,851	10,275	26,746

Net change in cash and cash equivalents	4,884	(537)	(47,351)
Cash and cash equivalents, beginning of year	12,659	13,196	60,547
Cash and cash equivalents, end of year	$17,543	$12,659	$13,196

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation, is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Community America Insurance Services, Inc. (“CAIS”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. which owns Independence American Insurance Company (“Independence American”) and several MGUs.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held 54

% of IHC's outstanding common stock at December 31, 2006.

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

On June 8, 2004, IHC declared a special 80% stock dividend, payable to shareholders of record on June 18, 2004 with a distribution date of July 2, 2004. A total of 6,243,787 common shares (issued from both treasury shares and authorized and unissued shares) were distributed and fractional shares were paid in cash in lieu of stock. The stock distribution was accounted for as a stock split effected in the form of a dividend, with no effect on total stockholders’ equity other than cash paid for fractional shares. All share and per share data for the year ended December 31, 2004, as presented herein, has been adjusted to reflect the additional shares.

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

(E)

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

 (F)

Investment Securities

(i) Investments in fixed maturities, redeemable preferred securities, equity securities and derivatives (options and options on futures contracts) are accounted for as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value").  Changes in fair value are credited or charged, as appropriate, to the Consolidated Statements of Operations.

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

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to the Consolidated Statements of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities. There were no such transaction outstanding at December 31, 2006 and 2005.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative financial instruments, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains and losses), credited or charged, as appropriate, to the Consolidated Statements of Operations (hedge accounting is not applied to these derivatives). All realized gains and losses are reflected currently in the Consolidated Statements of Operations. There were no such derivatives outstanding at December 31, 2006 and 2005.

(v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

(vi) The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

(G)

Investment in American Independence Corp.

The Company's investment in AMIC is carried on the equity method, with the Company's share of equity income or loss credited or charged, as appropriate, to the Consolidated Statements of Operations with a corresponding change to the investment in AMIC. The investment in AMIC, including related goodwill, is reviewed to determine whether an other-than-temporary impairment has occurred. If a decline in fair value is judged by management to be other-than-temporary, a loss is recognized by a charge to the Consolidated Statements of Operations. No such loss was recognized in 2006, 2005 or 2004.

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

For long duration type contracts accounted for under SFAS No. 97, such as annuities and universal life business, amortization of DAC is charged to expense over the life of the book of such contracts based on the present value of the estimated gross profits ("EGPs") expected to be realized over the life of the book of contracts.  EGPs consist of margins based on expected mortality rates, persistency rates, interest rate spreads, and other revenues and expenses. The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. If the Company determines that the current assumptions underlying the EGPs are no longer the best estimate for the future due to changes in actual versus expected mortality rates, persistency rates,  interest rate spreads, or other revenues and expenses,  the future EGPs are updated using the new assumptions and prospective unlocking occurs.  These updated EGPs are utilized for future amortization calculations.   The total

amortization recorded to date is adjusted through a current charge or credit to the Consolidated Statements of Operations.

Health

For credit health insurance policies accounted for under SFAS No. 60, amortization of DAC is charged to expense in proportion to premium revenue recognized.

Deferred acquisition costs have been increased  by $7,000, $2,440,000 and $637,000 in 2006, 2005 and 2004, respectively, representing the portion of unrealized losses on investment securities available for sale that have been allocated to deferred acquisition costs on interest sensitive products rather than to stockholders' equity as a component of other comprehensive income or loss.

(J)

Property and Equipment

Property and equipment of $6,983,000 and $2,473,000 are included in other assets at December 31, 2006 and 2005, respectively, net of accumulated depreciation and amortization of $6,648,000 and $5,635,000, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

Health

Liabilities for insurance reserves on certain short-term medical coverages, such as medical stop-loss, are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data. Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

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

The primary assumption in the determination of fully insured reserves is that historical claim development patterns tend to be representative of future claim development patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are minimal. The delay in submission of claims tends to be stable over time and not subject to significant volatility.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2006 and 2005.  Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

(L)

Funds on Deposit

Funds received for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 2.5% to 8.1% in 2006 and 2005; and 2.0% to 11.3% in 2004. The average credited rate was 4.6% in 2006, 4.1% in 2005, and 4.5% in 2004.

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

(N)

 Participating Policies

Participating policies represent 9.0%, 7.0% and 10.2% of the individual life insurance in-force and 3.5%, 2.1% and 2.7% of the net life and annuity premiums earned, as of and for the years ended December 31, 2006, 2005 and 2004, respectively, and provide for the payment of dividends.  Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. At December 31, 2006 and 2005, none of the insurance companies' stockholders' equity was restricted because of participating policyholders' surplus.

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

(P)

Income Per Common Share

Included in the diluted earnings per share calculation for 2006, 2005 and 2004, respectively, are 295,000, 274,000 and 314,000 incremental common shares from the assumed exercise of dilutive stock options and from the assumed vesting of dilutive restricted stock, computed using the treasury stock method. In 2006 and 2005, the calculation of diluted earnings per share excluded 2,506 and 2,000 shares, respectively, as their impact was anti-dilutive.

(Q)

Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(R)

Share-Based Compensation

Effective January 1, 2006, under the modified prospective method, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”). SFAS 123R addresses the accounting for share-based payment transactions with employees and other third parties; eliminates the ability to account for share-based compensation transactions using APB 25; and requires, generally, that the compensation costs relating to such transactions be measured based on grant-date fair value and be recognized in the statements of operations over the requisite service period (which is usually the vesting period). SFAS 123R applies to all awards granted after its effective date and to modifications, repurchases or cancellations of existing awards after that date. Results for prior periods have not been restated. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense beginning in 2006 for the portion of awards outstanding on the adoption date for which the requisite service had not yet been rendered based on the grant-date fair value of those awards  as previously calculated under SFAS 123 for purposes of pro forma disclosures.

For the year ended December 31, 2006, total share-based compensation expense was $1,567,000 which resulted in a decrease of $942,000 to net income, after income tax benefits of $625,000. This total included $1,104,000 of incremental share-based compensation expense as a result of the adoption of SFAS 123R.  This incremental expense resulted in a decrease of $664,000 to net income ($.04 per share, diluted), after income tax benefits of $440,000.

Prior to the adoption of SFAS 123R, the Company accounted for its share-based awards under APB 25.  The following table details the effect on net income and earnings per share had compensation expense for employee share-based awards been recorded in the years ended December 31, 2005 and 2004 based on the fair value method under SFAS 123:

	2005	2004
	(In thousands, except per share data)

Net income, as reported	$17,301	$22,939
Add share-based compensation expense
included in reported net income,
net of tax	5	90
Deduct share-based compensation expense
under SFAS 123, net of tax	(669)	(791)
Pro forma net income	$16,637	$22,238

Basic income per common share
As reported	$1.23	$1.63
Pro forma	$1.19	$1.58
Diluted income per common share
As reported	$1.21	$1.60
Pro forma	$1.16	$1.55

Tax benefits of $442,000 and $525,000 were reflected in the pro forma expense under SFAS 123 for the years ended December 31, 2005 and 2004, respectively.

Share-based compensation included in reported net income relates to (i) restricted stock awarded during 2005; and (ii) stock appreciation rights granted during 2000 and 2003 for which compensation cost was recognized as the increase, if any, of the Company's current stock price over the base price specified in the award. Share-based compensation expense under SFAS 123 includes the foregoing amounts, plus expense for stock options based on the grant-date fair value determined using the Black-Scholes model of options pricing. The fair values of options were based on the following assumptions: (i) expected volatility based on historical market prices; (ii) risk-free rate of return based on the 5-year U.S. Treasury Note yields at the date of grant; (iii) dividend yield based on the current dividend rate paid on the common stock; and (iv) a three year phased-in vesting period. See Note 14 for the fair values of options granted in 2005 and 2004, and a summary of the related valuation assumptions.

(S)

Goodwill and Other Intangible Assets

At December 31, 2006 and 2005, the Company had goodwill of $46,603,000 and $16,110,000, respectively. At December 31, 2006 and 2005, the Company had other intangible assets of $12,676,000    and $3,838,000, respectively, net of accumulated amortization of $3,341,000 and $1,615,000, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets principally represent the estimated fair value of acquired agent and broker relationships.  In both 2006 and 2005, $477,000 of other intangible assets had an indefinite life and are not subject to amortization.

Goodwill related to the Company's equity method investment in AMIC is considered in the evaluation of whether there has been an other-than-temporary decline in value of the overall investment in AMIC. All other goodwill carrying amounts are evaluated for impairment at the reporting unit level, at least annually. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment write-down of goodwill and other intangible assets would be charged to expense. An impairment charge was not required in 2006, 2005 or 2004.

The changes in the carrying amount of goodwill by business segment are as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)

Balance at beginning of year	$16,110	$5,901	$2,365
Medical Stop-Loss:
Acquisition of AMIC shares	-	2,761	736
Acquisition of Majestic	-	-	2,800
Equity share of acquired deferred tax
benefits (AMIC)	-	(999)	-
Fully Insured:
Acquisition of IAC	25,851	-	-
Acquisition of CAIS, and other additions	2,802	-	-
IHC Health Holdings (minority interest)	1,840	-
Acquisition of HPA	-	7,071	-
Acquisition of GroupLink	-	1,376	-

Balance at end of year	$46,603	$16,110	$5,901

See Note 18 for goodwill carrying amounts by segment as of December 31, 2006 and 2005.

Amortization expense on other intangible assets was $1,726,000, $1,086,000 and $210,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for each of the next five years is as follows:

Amortization
Year	Expense
(In thousands)

2007	$2,282
2008	2,075
2009	1,796
2010	1,052
2011	1,060

(T)

Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). Under SFAS 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet as assets or liabilities at fair value. Hedge accounting is permitted only if certain criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Results of effective hedges are recognized in other comprehensive income for cash flow hedges and in current earnings for fair value hedges. The ineffective portions of hedge results are recognized in current earnings.

At December 31, 2006 and 2005, the Company had an interest rate swap agreement that was designated and effective as a cash flow hedge in accordance with SFAS 133. The objective of the swap is to reduce the variability in cash flows associated with the repricing of interest rates on certain variable rate debt. Changes in fair value of the swap are recorded in accumulated other comprehensive income or loss and are reclassified to net income as earnings are affected by the variability in the interest payments on the hedged debt.

(U)

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”).  SAB 108 requires quantification of prior year immaterial uncorrected misstatements under both the "rollover approach" and the "iron curtain approach." The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. Prior to SAB 108, the Company utilized the rollover approach when quantifying misstatements. The provisions of SAB 108 must be applied to financial statements for fiscal years ending after November 15, 2006.

The Company previously reported actual premiums and related amounts from its Medical Stop-Loss and Fully Insured Health lines of business using a consistent one and two month lag, respectively, rather than through the end of the reporting period.  The resulting misstatement primarily arose over the period from 2002 to 2005 when the Company experienced considerable growth in these lines of business.  This misstatement was not material to the consolidated financial statements in any of the respective years affected.

Under the rollover approach described above, management did not consider this item to be material to the consolidated financial statements. However, under the dual approach required by SAB 108, this item is being adjusted effective as of January 1, 2006.  The Company recognized an increase in due and unpaid premiums of $12,987,000; an increase in insurance reserves – health of $9,069,000; an increase in commissions payable of $3,060,000; an increase in income taxes payable of $300,000; and an increase in retained earnings of $558,000. These amounts were recorded as adjustments of the January 1, 2006 opening balances for these accounts and the impact, net of tax, was reflected as a cumulative effect adjustment to retained earnings.

(V)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109" ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of Interpretation 48 is reported as an adjustment to retained earnings as of the beginning of the year of adoption. The amount of the cumulative-effect adjustment is the difference between the net amount of assets and liabilities recognized in the balance sheet prior to the application of Interpretation 48 and the net amount of assets and liabilities recognized as a result of applying Interpretation 48. Adoption of Interpretation 48 on January 1, 2007 is not expected to have a material effect on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006.  Adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

 In September 2005, the AICPA's Accounting Standards Executive Committee issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1").  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments".  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of the unamortized deferred acquisition costs, unearned revenue, and deferred sales inducements associated with the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 effective January 1, 2007 and expects that adoption will not have a material impact on its consolidated financial statements.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2006, Standard Security Life and Madison National Life ceded an average of 22% of their medical stop-loss business, 10% of a majority of their fully insured health business and 20% of their New York Statutory Disability Business.  IHC owns 48% of AMIC's outstanding common stock at December 31, 2006 which, as described below, was purchased in various transactions from 2002 through 2005. IHC accounts for its investment in AMIC under the equity method. At December 31, 2006 and 2005, IHC's investment in AMIC had a total carrying value of $44,412,000 and $43,637,000, respectively, including goodwill of $4,470,000 at both dates. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates.

For the years ended December 31, 2006, 2005 and 2004, IHC recorded $699,000, $1,411,000, and $2,334,000, respectively, of equity income from its investment in AMIC representing IHC's proportionate share of income based on its ownership interests during the respective years. AMIC paid no dividends on its common stock in 2006, 2005 and 2004.

In the fourth quarter of 2005, AMIC recognized income of $2,079,000 for a further reduction in the valuation allowance on its deferred tax asset which relates primarily to federal net operating loss carryforwards. This reduction had no effect on IHC's net income since it represented previously unrecognized tax benefits that existed when IHC acquired its ownership in AMIC. IHC recognizes its share of such benefits first as a reduction of its AMIC goodwill (until reduced to zero), and then as a component of its equity in AMIC's income or loss. IHC's equity share of AMIC's 2005 valuation allowance adjustment amounted to $999,000 which was recorded as a reduction of goodwill. There was no corresponding adjustment in 2006 or 2004.

In July 2002, the Company purchased a 19.9% interest in AMIC for $15,000,000. In April 2003, the Company completed a cash tender offer at $9.00 per share and purchased an additional 1,000,000 shares (or approximately 12%) of AMIC's outstanding common stock. In December 2003, the Company purchased an additional 613,401 shares of AMIC common stock. During 2004 and 2005, IHC purchased an additional 94,488 and 687,085 shares, respectively, bringing IHC's ownership of AMIC to 4,061,640 shares or 48% of the total AMIC shares outstanding at December 31, 2005 and 2006. The fair value of the AMIC shares owned by IHC was approximately $43,866,000 at December 31, 2006, based on the closing market price of AMIC's common stock. See Note 13 for a further discussion of IHC's purchases of AMIC shares during 2005.

The condensed balance sheets of AMIC at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)

Investments, at fair value	$57,215	$48,481
Cash and restricted cash	19,586	23,472
Goodwill	24,154	24,154
Deferred tax asset, net	12,973	13,751
Other assets	20,832	19,874

Total assets	$134,760	$129,732

Insurance liabilities	$40,150	$37,178
Other liabilities	7,500	7,058

Total liabilities	47,650	44,236

Minority interest	4,026	4,026

Total stockholders' equity	83,084	81,470

Total liabilities and stockholders’ equity	$134,760	$129,732

AMIC's condensed operating results for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)

Revenues	$81,485	$83,130	$80,378
Expenses	79,017	77,491	71,145

Income from continuing operations before
income taxes	2,468	5,639	9,233
(Provision) benefit for income taxes	(960)	(120)	(3,569)

Income from continuing operations	1,508	5,519	5,664
(Loss) income from discontinued operations	(54)	(59)	240

Net income	$1,454	$5,460	$5,904
Net income per common share:
Basic	$.17	$.64	$.70
Diluted	$.17	$.64	$.69

IHC and its subsidiaries earned $622,000, $564,000 and $550,000 for the years ended December 31, 2006, 2005 and 2004, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims.

The Company ceded premiums to AMIC of $56,854,000, $55,655,000 and $50,031,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  Benefits to policyholders on business ceded to AMIC were $39,611,000 in 2006, $38,322,000 in 2005, and $32,116,000 in 2004.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded net commission expense of $4,962,000, $5,542,000 and $4,603,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers - $15,324,000 and $14,122,000; Other assets - $5,971,000 and $10,565,000; and Other liabilities - $518,000 and $249,000.

Note 3.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2006, the Company had $68,849,000 in resale agreements outstanding, all of which settled on January 2, 2007 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Note 4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	December 31, 2006
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALISED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$348,355	$435	$(10,151)	$338,639
CMOs and ABS (1)	164,483	82	(2,719)	161,846
U.S. Government obligations	62,964	-	(2,398)	60,566
Agency MBS (2)	19,928	-	(481)	19,447
GSEs (3)	58,561	-	(1,817)	56,744
States and political subdivisions	28,354	18	(274)	28,098

Total fixed maturities	$682,645	$535	$(17,840)	$665,340

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$8,970	$248	$(312)	$8,906
Preferred stock	50,703	609	(175)	51,137

Total equity securities	$59,673	$857	$(487)	$60,043

	December 31, 2005
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALISED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$351,517	$821	$(11,244)	$341,094
CMOs and ABS (1)	93,131	6	(2,342)	90,795
U.S. Government obligations	63,156	-	(1,640)	61,516
Agency MBS (2)	24,651	-	(356)	24,295
GSEs (3)	67,990	-	(1,688)	66,302
States and political subdivisions	99,556	338	(888)	99,006

Total fixed maturities	$700,001	$1,165	$(18,158)	$683,008

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$3,190	$466	$(134)	$3,522
Preferred stock	57,959	1,119	(300)	58,778

Total equity securities	$61,149	$1,585	$(434)	$62,300

(1)

Collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The Company maintains a securities trading account in addition to its securities classified as available-for-sale. The Company realized net gains from trading securities of $850,000 in 2006, $629,000 in 2005 and $554,000 in 2004. The Company had $8.9 million and $7.9 million, on average, in trading securities during 2006 and 2005, respectively. All such securities were liquidated at December 31, 2006 and 2005.

 The amortized cost and fair value of fixed maturities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	FAIR
	COST	VALUE	VALUE
	(Dollars in thousands)

Due in one year or less	$3,252	$3,131	.5%
Due after one year through five years	110,183	108,191	16.3%
Due after five years through ten years	141,581	137,994	20.7%
Due after ten years	200,613	193,249	29.0%

	455,629	442,565	66.5%

CMO, ABS and MBS
15 year	171,080	168,295	25.3%
20 year	10,015	9,815	1.5%
30 year	45,921	44,665	6.7%

	$682,645	$665,340	100.0%

Gross gains of $6,475,000 and gross losses of $8,437,000 were realized on sales of available-for-sale securities for the year ended December 31, 2006. During 2006, the Company also recorded $91,000 of losses on securities held at year end with declines in fair value that the Company considered to be other than temporary.

Gross gains of $7,645,000 and gross losses of $6,061,000 were realized on sales of available-for-sale securities for the year ended December 31, 2005. During 2005, the Company also recorded $11,000 of losses on securities held at year end with declines in fair value that the Company considered to be other than temporary.

Gross gains of $9,335,000 and gross losses of $7,109,000 were realized on sales of available-for-sale securities for the year ended December 31, 2004. During 2004, the Company also recorded $622,000 of losses on securities held at year end with declines in fair value that the Company considered to be other than temporary, including $430,000 for impairment of interest only securities due to decreases in expected cash flows attributable to declines in market interest rates.

The following table summarizes, for all securities in an unrealized loss position at December 31, 2006 and 2005, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$115,055	$2,255	$194,932	$7,896	$309,987	$10,151
CMOs and ABS	55,126	430	73,582	2,289	128,708	2,719
U.S. Government obligations	-	-	60,566	2,398	60,566	2,398
Agency MBS	-	-	19,447	481	19,447	481
GSE	9,250	121	47,494	1,696	56,744	1,817
States and political
subdivisions	14,303	20	5,615	254	19,918	274
Total fixed maturities	193,734	2,826	401,636	15,014	595,370	17,840
Common stock	4,664	312	-	-	4,664	312
Preferred stock	7,216	40	2,607	135	9,823	175
Total temporarily impaired
securities	$205,614	$3,178	$404,243	$15,149	$609,857	$18,327

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$232,488	$8,085	$45,608	$3,159	$278,096	$11,244
CMOs and ABS	50,118	984	38,495	1,358	88,613	2,342
U.S. Government obligations	40,250	842	21,266	798	61,516	1,640
Agency MBS	16,534	239	7,761	117	24,295	356
GSE	51,655	1,024	14,647	664	66,302	1,688
States and political
subdivisions	75,821	888	-	-	75,821	888
Total fixed maturities	466,866	12,062	127,777	6,096	594,643	18,158
Common stock	1,137	76	96	58	1,233	134
Preferred stock	6,979	245	1,445	55	8,424	300
Total temporarily impaired
securities	$474,982	$12,383	$129,318	$6,209	$604,300	$18,592

Substantially all of the unrealized losses at December 31, 2006 and 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at December 31, 2006 or 2005. At December 31, 2006 and 2005, a total of 76 and 121 securities, respectively, were in a continuous unrealized loss position for less than 12 months; 76 and 22 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Based on management's review of the portfolio, which considered the various factors described in Note 1 (F) (vi), including the extent and duration of the unrealized losses and the Company's intent and ability to hold securities for a period of time sufficient to allow for a recovery in fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

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

The estimated fair values of financial instruments are as follows:

	DECEMBER 31, 2006		DECEMBER 31, 2005
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
	(In thousands)

FINANCIAL ASSETS:
Fixed maturities	$665,340	$665,340	$683,008	$683,008
Equity securities	60,043	60,043	62,300	62,300
Policy loans	26,719	29,795	28,861	32,704
Other	-	-	172	172

FINANCIAL
LIABILITIES:
Funds on deposit	378,545	380,011	370,701	372,019
Debt and junior
subordinated debt
securities	53,146	52,374	50,646	49,581
Other	151	151	26	26

Note 6.

Net Investment Income

Major categories of net investment income for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	2006	2005	2004
	(In thousands)

Fixed maturities	$37,567	$32,774	$35,795
Equity securities	3,772	1,671	1,164
Short-term investments	4,326	3,228	1,038
Policy loans	1,757	1,064	1,090
Equity income:
Investment partnerships	2,237	1,049	2,900
Operating partnerships	819	1,685	924
Other	529	688	606
Interest expense	(2,369)	(1,327)	(383)
Investment expenses	(186)	(169)	(219)

	$48,452	$40,663	$42,915

Note 7.

Net Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)

Fixed maturities	$(4,319)	$337	$1,075
Equity securities	2,266	2,002	1,136
Sale of other investment	1,581	-	-
Trading and other gains (losses)	1,097	(262)	183

Net realized investment gains	$625	$2,077	$2,394

Note 8.

Other Investments

Other investments consist of the following at December 31, 2006 and 2005:

	2006	2005
	(In thousands)

Policy loans	$26,719	$28,861
Investment partnership interests	21,508	20,519
Operating partnership interests	5,561	6,659
Investment in trust subsidiaries	1,146	1,146
Other	100	102

	$55,034	$57,287

The Company had invested a total of $6,335,000 at December 31, 2006 in a domestic feeder fund of Dolphin Limited Partnership III, L.P. (“Dolphin III").  The Company made an initial investment of $3,000,000 on May 1, 2006 and an additional $3,000,000 investment on December 1, 2006.  Dolphin III operates as a private investment partnership to act as the “master fund” in a master-feeder fund structure.  Dolphin III generally seeks significant investment stakes in publicly traded North American companies with a market value of equity plus debt of approximately $2 billion or less. The Company's net investment income from Dolphin III for the eight months ended December 31, 2006 was $335,000.

The Company had invested $8,288,000 and $10,514,000 at December 31, 2006 and 2005, respectively, in Dolphin Limited Partnership - A ("DLP-A"), a domestic feeder fund for Dolphin Limited Partnership I L.P., a Delaware limited partnership (“Dolphin I”).   The investment objective of the feeder funds, through Dolphin I, is to achieve annually, after all fees, expenses and incentive allocation, a pre-tax net rate of return of three times the 90-day Treasury bill rate principally by investing in relatively “market neutral” global strategies such as merger arbitrage, convertible arbitrage and distressed credit reorganizations, bankruptcies and liquidations. While these strategies are considered relatively “market neutral,” there are also risks associated with the underlying transactions.  The Company's net investment income for 2006, 2005 and 2004 includes $921,000, $428,000 and $958,000, respectively, for its proportionate share of the net income of DLP-A. The Company liquidated its investment in DLP-A in February 2007.

At December 31, 2004, the Company had invested $4,563,000 in Dolphin Domestic Fund II, L.P. ("Dolphin II"). Dolphin II generally sought to acquire significant positions in the debt and/or equity of publicly traded securities of North American companies. Dolphin II was liquidated in 2005. The Company's net investment income for 2005 and 2004 includes $85,000 and $852,000, respectively, for its proportionate share of the net income of Dolphin II.

Note 9.

Acquisitions

The Company completed the following acquisitions in 2006, 2005 and 2004. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. Pro forma results of operations for 2006, 2005 and 2004, as though these acquisitions had been completed at the beginning of those years, have not been presented since the effect of the acquisitions was not material.

(A)

Insurers Administrative Corporation

In January 2006, the Company entered into a stock purchase agreement to purchase all of the voting and non-voting shares of the common stock of Insurers Administrative Corporation ("IAC") and Interlock Corporation for a total purchase price of $21,360,000 in cash and 446,663 shares of IHC common stock, which were issued at a value of $21.54 per share or $9,622,000. The Company recorded goodwill of $25,851,000 and other intangible assets consisting of $7,000,000 for the value of agent relationships and $1,800,000 for the value of computer software.  The relationship intangible and the capitalized software are being amortized over periods of 13 years and 10.3 years, respectively (a weighted-average period of 12.4 years).  Prior to entering into this agreement, IAC owned the minority interest in IHC Health Holdings Corp., formerly Strategic Health Associates, Inc. ("IHC Health Holdings"), and administered IHC’s block of fully insured group health insurance.

IAC, which is based in Phoenix, Arizona, is a leading administrator, manager and distributor of Consumer Driven Health Plans (“CDHPs”). It currently administers approximately $300 million of individual and group health and life premiums and premium-equivalents for multiple insurers, including the short-term medical (“STM”) business it manages for Health Plan Administrators, Inc. (“HPA”). In combination with IHC’s other subsidiaries engaged in the fully insured business, IAC administers, manages and distributes a full range of health products, including CDHPs, short-term medical, limited medical, dental and vision.

IHC issued a stock put on 194,443 of the IHC shares issued in the acquisition which vests on January 31, 2007 at a price of $17.00 per share and expires on January 31, 2008. The put was recorded at a fair value of $228,000 at the acquisition date. For the year ended December 31, 2006, IHC recorded a gain of $114,000 in the Consolidated Statement of Operations, representing the net change in fair value of the put.

(B)

CA Insurance Services, LLC

On March 1, 2006, IHC acquired the remaining 55% membership interest in CA Insurance Services, LLC (“CAIS”) by merging CAIS into Community America Insurance Services, Inc., a newly created and wholly owned direct subsidiary of IHC.   The 55% interest was acquired for 46,250 shares of IHC common stock, which were issued at a value of $22.87 per share or $1,058,000.  The Company recorded goodwill of $1,163,000 and an intangible asset of $370,000 for the value of agent relationships in connection with the acquisition.  The relationship intangible is being amortized over a period of nine years.

On March 31, 2006, CAIS acquired a marketing organization, including key management and health insurance sales staff, which controlled a block of approximately $50 million of fully insured group major medical business (including CDHPs) for $750,000, which was recorded as an intangible asset.  This acquired block of group major medical business began to be transitioned to Madison National Life effective August 1, 2006.

(C)

GroupLink, Inc.

On July 1, 2005, the Company, through IHC Health Holdings, acquired a 75% interest in GroupLink, Inc. ("GroupLink"), an administrator of dental benefits based in Indianapolis, Indiana and its wholly owned subsidiary, GroupLink Reinsurance Ltd. A member of GroupLink's current senior management continues to own the remaining 25% interest.  Through its ownership of IHC Health Holdings, IHC acquired its interest in GroupLink for $1,988,000 which includes $488,000 of direct costs associated with the acquisition. IHC recorded $1,376,000 of goodwill and $330,000 of other intangible assets in connection with the acquisition. The other intangible assets are being amortized over a period of 5 years. In the fourth quarter of 2005, GroupLink began offering dental insurance in certain jurisdictions through Standard Security Life and Madison National Life. GroupLink Reinsurance Ltd. solely reinsures dental business produced by GroupLink, Inc.  Under certain circumstances set forth in a shareholders’ agreement, the Company has the right and/or obligation to purchase some or all of the minority interest in GroupLink.

(D)

Health Plan Administrators, Inc.

On January 5, 2005, IHC Health Holdings acquired a 100% interest in Health Plan Administrators, Inc. ("HPA"), an administrator of STM products based in Rockford, Illinois and Tampa, Florida, for $12 million cash. During 2005, IHC owned 80% of IHC Health Holdings with the remainder being owned by IAC. Standard Security Life, Madison National Life and Independence American Insurance Company (a subsidiary of AMIC) write STM products administered by HPA.

Through its ownership of IHC Health Holdings, IHC acquired its interest in HPA for $10,200,000 which includes $600,000 of direct costs associated with the acquisition. In addition, IHC loaned $1,800,000 to IAC in the form of a note receivable, at a 5% interest rate, to fund the acquisition. The loan was subsequently redeemed in June 2006. IHC recorded $7,071,000 of goodwill and $2,960,000 of other intangible assets in connection with the acquisition. The other intangible assets are being amortized over a period of 5 years. As a consequence of IHC’s acquisition of the minority interest in IHC Health Holdings through its acquisition of IAC in 2006, IHC now owns 100% of IHC Health Holdings and therefore recognized additional goodwill and other intangibles, and eliminated the minority interest previously reported.

(E)

Majestic Underwriters LLC

Effective July 1, 2004, IHC acquired a 52% controlling interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss Managing General Underwriter ("MGU"). AMIC acquired a 23% interest and the current senior management of Majestic owns 25% of the MGU. The purchase of IHC's share was paid for with both net cash of $1,540,000 and the issuance of 129,808 shares of IHC common stock (the "Shares") with a fair value of $2,100,000. IHC recorded goodwill of $2,800,000 and other intangible assets of $936,000 in connection with the acquisition of its 52% controlling interest.  The other intangible assets are being amortized over a period of nine years.

IHC issued a stock put on all IHC shares issued in the acquisition which vested on July 1, 2005 at a price of $17.15 per share ("Put"). IHC was granted a corresponding stock call on the same IHC shares which vested on July 1, 2005 at a price of $20.00 per share ("Call"). The put and call were recorded at fair value at the acquisition date. In August 2005, the Call was canceled and the Put was amended such that (i) the price on all shares will remain $17.15 per share through July 18, 2006, and (ii) from July 18, 2006 through July 18, 2007, the Put remains in effect on up to 61,086 shares at a price of $18.55 per share. For the years ended December 31, 2006, 2005 and 2004, IHC recorded a gain (loss) of $9,000, $(125,000) and $236,000, respectively, in the Consolidated Statements of Operations, representing the net  change in fair value of the Put and Call. Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interest in Majestic.

Note 10.

Insurance Policy Claims and Reserves

The liabilities for unpaid claims and claim adjustment expenses and insurance reserves-health represent amounts necessary to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

Changes in the liability for reserves, unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for the years ended December 31, 2006, 2005 and 2004 are summarized below.

	2006	2005	2004
	(In thousands)

Balance at beginning of year	$164,439	$168,582	$175,692
Less: reinsurance recoverable	83,926	104,564	113,181
Net balance at beginning of year	80,513	64,018	62,511

Adjustment to January 1, 2006 beginning
balance for the adoption of SAB 108	9,069	-	-
January 1, 2006 beginning balance,
as adjusted	89,582	64,018	62,511

Reserves acquired	95	1,847	-

Amount incurred:
Current year	151,896	124,981	85,589
Prior years	3,804	602	2,545

Total	155,700	125,583	88,134

Amount paid, related to:
Current year	95,601	72,964	44,147
Prior years	51,970	37,971	42,480

Total	147,571	110,935	86,627

Net balance at end of year	97,806	80,513	64,018
Plus: reinsurance recoverable	84,649	83,926	104,564
Balance at end of year	$182,455	$164,439	$168,582

The preceding schedule reflects (i) the due and unpaid, including (in 2006) the adjustment under SAB 108 as described in Note 1 (U); (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The amount incurred in 2006 for prior years of $3,804,000 and the amount incurred in 2005 for prior years of $602,000 is primarily a result of re-estimation of unpaid losses on Medical Stop-Loss reserves. These increases in reserve estimates are generally the result of on-going analysis of recent loss development trends.  The amount incurred in 2004 of $2,545,000 primarily relates to an increase in Medical Stop-Loss and long-term disability (“LTD”) reserves.

Note 11.

Debt and Junior Subordinated Debt Securities

(A)

Debt

A subsidiary of IHC entered into a $12,500,000 line of credit with a commercial bank in September 2003. In August 2006, the credit agreement was amended and the line of credit increased to $15,000,000. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life and the assets of such subsidiary of IHC. At December 31, 2006 and 2005, there was $15,000,000 and $12,500,000, respectively, outstanding under the line of credit. Principal repayments of $2,500,000 are due in both August 2007 and August 2008, and the remaining principal balance is due in August 2009.  The line of credit bears interest at a variable interest rate equal to LIBOR plus 1.25% (6.60% at December 31, 2006). At the time of both the amended and the original credit agreements, the Company simultaneously entered into an interest rate swap, with the commercial bank lender, with a notional amount equal to the debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (6.65% under the current agreement and 3.96% under the prior agreement). There was no hedge ineffectiveness on these swaps accounted for as cash flow hedges. The fair values of the swaps and the related after-tax adjustments recognized in accumulated other comprehensive loss were insignificant at December 31, 2006 and 2005.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2006 and 2005 (in thousands):

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

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary for purposes of FASB Interpretation 46R, "Consolidation of Variable Interest Entities," and, accordingly, the trusts are unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recognized liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries at both December 31, 2006 and 2005. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company.

The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, fixed at 7.4% for the first five years and 400 basis points over the three-month LIBOR thereafter; Independence Preferred Trust II, 390 basis points over the three-month LIBOR, or 9.3% and 8.1% at December 31, 2006 and 2005, respectively; and Independence Preferred Trust III, fixed at 7.2% for the first five years and 350 basis points over the three-month LIBOR thereafter.

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

Cash payments for interest on debt and junior subordinated debt securities were $3,660,000 $3,378,000 and $1,796,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

In 1991, IHC initiated a program of repurchasing shares of its common stock and, through December 31, 2006, has repurchased 5,941,167 common shares at a cumulative cost of $37,287,000. This total includes repurchases of 58,315 shares, 310,200 shares and 300,780 shares in 2006, 2005 and 2004, respectively. All of the repurchased shares have either been retired, reissued, or become treasury shares. At December 31, 2006, there were 51,522 shares still authorized to be repurchased under a plan authorized by the Board of Directors in June 2004.

During the third quarter of 2004, the Company issued 129,808 shares of its common stock in connection with the acquisition of Majestic (see Note 9). The shares were issued at a fair value of $16.18 per share in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as a private placement of unregistered securities under Section 4(2) thereof. Accordingly, the shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the SEC or under an exemption from the registration requirements of the Securities Act.

During 2005, the Company purchased an aggregate 687,085 additional shares of AMIC common stock (see Note 2) in both open market and private transactions. The purchases were paid for with cash and the issuance of 239,122 shares of IHC common stock. The IHC shares were issued at a fair value of $17.50 per share. During 2006, the Company issued 446,663 and 46,250 shares of its common stock in connection with the acquisitions of IAC and CAIS, respectively (see Note 9). The shares issued in connection with the IAC acquisition were issued at a value of $21.54 per share and the shares issued in connection with the CAIS acquisition were issued at a value of $22.87 per share. Effective February 22, 2006, IHC issued 125,000 shares of common stock to First Integrated Health, Inc. (a.k.a. Employees Direct Health) at $20.00 per share. All shares issued by IHC in the foregoing transactions were issued in reliance upon the exemption from the registration requirements of the Securities Act, as private placements of unregistered securities under Section 4(2) thereof. Accordingly, the shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the SEC or under an exemption from the registration requirements of the Securities Act.

Note 14.

Stock-Based Compensation

In May 1988, the stockholders approved the amended and restated Stock Option and Incentive Stock Option Plan (the "1988 Plan") under which 1,584,000 shares of common stock were reserved for options and other common stock awards. The final option grants under the 1988 Plan were made during 2003.

In June 2003, the stockholders approved the Independence Holding Company 2003 Stock Incentive Plan (the "2003 Plan") under which 630,000 shares of common stock were reserved for options and other common stock awards. The final option grants under the 2003 Plan were made during 2006.

In June 2006, the stockholders approved the Independence Holding Company 2006 Stock Incentive Plan (the “2006 Plan") under which 1,300,000 shares of common stock were reserved for options and other common stock awards.

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, stock appreciation rights and performance awards. Restricted stock grants are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. There were 1,044,184 shares available for future grants under the 2006 Plan at December 31, 2006.

The Company’s stock option activity for the year ended December 31, 2006 was as follows:

	No. of Shares	Weighted-Average
	Under Option	Exercise Price

December 31, 2005	1,108,371	$11.89
Granted	230,000	21.58
Exercised	(478,220)	7.29
Expired	(1,800)	20.89
December 31, 2006	858,351	17.03

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2006.

	Outstanding	Exercisable

Number of shares under option	858,351	526,151
Weighted average exercise price per share	$17.03	$14.40
Aggregate intrinsic value	$4,120,000	$3,909,000
Weighted average contractual term remaining	2.6 years	1.8 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the years ended December 31, 2006, 2005 and 2004 was $7.25, $7.86 and $5.16 per share, respectively. The assumptions set forth in the table below were used to value these grants:

	2006	2005	2004

Weighted-average risk-free interest rate	4.9%	4.4%	3.9%
Annual dividend rate per share	$.05	$.05	$.05
Weighted-average volatility factor of the
Company's common stock	32.1%	34.3%	45.6%
Weighted-average expected term of options	4.5 years	5.0 years	5.0 years

As discussed in Note 1(R), the Company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective method. Compensation expense of $1,104,000 was recognized in 2006 for the portion of the grant-date fair value of stock options vesting during the year with respect to 2006 grants and prior year grants that were not fully vested at the adoption date.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $6,685,000, $1,148,000 and $5,281,000, respectively. Cash proceeds received from options exercised during the years ended December 31, 2006, 2005 and 2004 were $3,488,000, $653,000 and $2,054,000, respectively.

The Company issued 49,325 and 2,250 restricted stock awards during the years ended December 31, 2006 and 2005, respectively, with weighted-average grant-date fair values of $22.20 and $17.82 per share, respectively. There were no restricted stock awards granted in 2004. The total fair value of restricted stock vested in 2006 was $26,000. No shares of restricted stock vested in 2005 or 2004. Restricted stock expense was $319,000 in 2006 and $7,000 in 2005.

The following table summarizes restricted stock activity for the year ended December 31, 2006:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2005	2,250	$17.82
Granted	49,325	22.20
Vested	(1,250)	17.82
December 31, 2006	50,325	22.11

At December 31, 2006, the total unrecognized compensation cost related to non-vested stock options and restricted stock was $1,596,000 and $807,000, respectively, which is expected to be recognized as compensation expense over a weighted average period of 1.3 years and 2.2 years, respectively.

Note 15.

Income Taxes

The Company and its 80% or more owned subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(In thousands)

CURRENT:
U.S. Federal	$4,194	$3,764	$5,907
State and Local	211	(48)	290
	4,405	3,716	6,197

DEFERRED:
U.S. Federal	1,868	4,865	4,226
State and Local	167	(6)	268
	2,035	4,859	4,494

	$6,440	$8,575	$10,691

Taxes computed at the Federal statutory rate of 35% in 2006, 2005 and 2004, are reconciled to the Company's actual income tax expense as follows:

	2006	2005	2004
	(In thousands)

Tax computed at the
statutory rate	$7,176	$9,056	$11,771
Dividends received
deduction and tax
exempt interest	(523)	(826)	(252)
State and local income
taxes, net of Federal
effect	246	(35)	363
Policyholders' surplus
account tax	-	-	(1,122)
Other, net	(459)	380	(69)
Income tax expense	$6,440	$8,575	$10,691

The deferred income tax benefit for the year ended December 31, 2006 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $457,000, representing the increase in the related net deferred tax asset to $5,138,0000 at December 31, 2006 from $4,681,000 at December 31, 2005.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2006 and 2005 are summarized below. The net deferred tax liability is included in Other liabilities in the Consolidated Balance Sheets. There was no valuation allowance for deferred tax assets at December 31, 2006 or 2005.

	2006	2005

DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$5,100	$5,280
Unrealized losses on investment securities	6,001	5,662
Insurance reserves	-	143
Other	2,243	2,776

Total gross deferred tax assets	13,344	13,861

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(13,583)	(14,870)
Insurance reserves	(7,077)	(3,518)
Investment in AMIC	(1,938)	(1,630)
Unrealized gains on investment securities	(65)	(214)
Other	(3,042)	(1,092)

Total gross deferred tax liabilities	(25,705)	(21,324)

Net deferred tax liability	$(12,361)	$(7,463)

Under provisions of the Life Insurance Company Tax Act of 1959, life insurance companies were allowed certain special deductions for Federal income tax purposes that were accumulated in a memorandum tax account designated as "policyholders' surplus." Distributions of the untaxed amounts in this account would result in the Company incurring an additional tax. The Company provided tax expense of $1,122,000 in 1992 and prior years for taxes related to the policyholders' surplus account. As a result of the October 2004 enactment of the American Jobs Creation Act of 2004, the Company reduced 2004 income tax expense by $1,122,000 for the reversal of the prior years' income tax provisions. The Company implemented the distribution requirements of this tax law and has thereby eliminated any future policyholders' surplus account tax.

Net cash payments for income taxes were $6,802,000, $4,050,000 and $6,004,000 in 2006, 2005 and 2004, respectively.

Note 16.

Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2006, 2005 and 2004 for operating leases was $3,562,000, $1,259,000 and $1,218,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2006 are as follows (in thousands):

2007	$2,950
2008	2,872
2009	2,110
2010	1,676
2011	1,556
2012 and thereafter	3,766

Total	$14,930

At December 31, 2006, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies, and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with a carrying value of $12,515,000 and $6,207,000 were on deposit with various state insurance departments at December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company had a net receivable of $41,554,000 from one reinsurer which is rated A+ by A.M. Best.  This is the only reinsurer with a net receivable that individually exceeds 10% of the stockholders' equity of the Company. The Company believes that this receivable is fully collectible.

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

Note 17.

Reinsurance

Acquisitions of Policy Blocks

In addition to its core life and health lines of business, IHC has acquired blocks of business from other insurance companies, guaranty associations and liquidators. Most of the acquired business has been life, annuities, disability or credit business.

During 2006, Madison National Life acquired a total of $8.0 million of reserves in three transactions. In the principal transaction, effective October 1, 2006, Madison National Life entered into an agreement with an unaffiliated insurer to 100% coinsure life insurance policies totaling approximately $7.7 million of reserves.

During 2005, a total of $168.7 million of reserves were acquired by Madison National Life in the following transactions: (i) effective January 1, 2005, entered into an agreement with an unaffiliated insurer to 100% coinsure life insurance policies totaling approximately $10.2 million of reserves; (ii) in January 2005, purchased certain credit policies totaling approximately $.6 million of reserves from an unaffiliated insurance company; (iii) in June 2005, entered into a reinsurance and assumption agreement with an unaffiliated insurance company to assume approximately $120 million of life and annuity reserves; (iv) in September 2005, assumed approximately $1.7 million of disability reserves from various state guaranty associations; and (v) in December 2005, entered into a reinsurance and assumption agreement to assume approximately $36.2 million of life and annuity reserves from an unaffiliated insurance company.

As of January 1, 2005, Standard Life reinsured, on a 100% quota basis, a $50 million block of small group major medical business, and has received regulatory approval of the assumption certificates in each state.

In June 2004, the Company acquired a block of individual annuity and supplementary contracts and life policies through an assumption reinsurance transaction. The block had reserves of $26.6 million. Madison National Life assumed responsibility for administration of the block on September 1, 2004.

A summary of the amounts recorded by the Company as of the effective dates is as follows (in thousands):

	2006	2005	2004
Liabilities:
Insurance reserves - life	$7,872	$121,435	$-
Insurance reserves - health	49	1,931	-
Funds on deposit	-	40,420	26,585
Other policyholders' reserves	71	4,920	-
	7,992	168,706	26,585

Non-cash assets:
Deferred acquisition costs	2,273	18,827	800
Other investments (policy loans)	442	12,734	-
Due and unpaid premiums	286	2,642	-
Due from reinsurers	1	3,994	-
Other	11	-	-
	3,013	38,197	800

Cash received	$4,979	$130,509	$25,785

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

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(In thousands)

Life Insurance In-Force:

December 31, 2006	$8,674,246	$779,198	$3,239,097	$6,214,347	12.5%
December 31, 2005	8,126,687	1,860,143	3,471,457	6,515,373	28.6%
December 31, 2004	8,140,817	383,536	3,255,695	5,268,658	7.3%

Benefits to Policyholders:

December 31, 2006	$255,533	$70,092	$139,671	$185,954	37.7%
December 31, 2005	235,087	77,645	165,307	147,425	52.7%
December 31, 2004	233,325	36,264	158,958	110,631	32.8%

Premiums Earned:

December 31, 2006
Life and annuity	$44,182	$11,279	$12,008	$43,453	26.0%
Health	362,540	77,065	202,810	236,795	32.5%
	$406,722	$88,344	$214,818	$280,248	31.5%

December 31, 2005
Life and annuity	$44,474	$9,473	$12,033	$41,914	22.6%
Health	291,580	103,596	200,053	195,123	53.1%
	$336,054	$113,069	$212,086	$237,037	47.7%

December 31, 2004
Life and annuity	$39,890	$6,187	$13,088	$32,989	18.7%
Health	315,929	47,394	222,245	141,078	33.6%
	$355,819	$53,581	$235,333	$174,067	30.8%

Included in Ceded to Other Companies in 2006, 2005 and 2004, respectively, are $56,854,000, $55,655,000 and $50,031,000 of Premiums Earned and $39,611,000, $38,322,000 and $32,116,000 of Benefits to Policyholders for business ceded to Independence American, a subsidiary of AMIC.

Note 18.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Information by business segment for the years ended December 31, 2006, 2005 and 2004 is presented below.

	2006	2005	2004
	(In thousands)
REVENUES
Medical Stop-Loss(A)	$160,905	$141,376	$105,512
Fully Insured Health	62,720	24,058	-
Group disability; life, annuities and DBL	54,228	50,717	45,343
Individual life, annuities and other	61,605	55,101	48,344
Credit life and disability	22,426	21,642	20,498
Corporate	2,179	1,446	3,578
	364,063	294,340	223,275
Net realized investment gains	625	2,077	2,394

	$364,688	$296,417	$225,669

INCOME BEFORE INCOME TAXES
Medical Stop-Loss (A)	$12,624	$18,344	$17,815
Fully Insured Health	1,091	(597)	-
Group disability; life, annuities and DBL	7,097	5,533	5,701
Individual life, annuities and other	8,040	7,007	9,604
Credit life and disability	(612)	(281)	632
Corporate	(4,474)	(2,711)	(178)
	23,766	27,295	33,574
Interest expense	(3,890)	(3,496)	(2,338)
Net realized investment gains	625	2,077	2,394

	$20,501	$25,876	$33,630

(A)

The amount includes equity income from AMIC of $699,000, $1,411,000 and $2,334,000 for the years 2006, 2005 and 2004, respectively.

	2006	2005
	(In thousands)
IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss(A)	$147,965	$123,852
Fully Insured Health(B)	87,827	26,212
Group disability; life, annuities and DBL	260,215	230,426
Individual life, annuities and other	711,069	716,113
Credit life and disability(C)	17,928	23,224
Corporate	34,680	37,728
	$1,259,684	$1,157,555

(A)

The Medical Stop-Loss segment includes the investment in AMIC (including goodwill) of $44,412,000 and $43,637,000 and total allocated goodwill of $7,271,000 at both December 31, 2006 and 2005.

(B)

The Fully Insured Health segment includes total allocated goodwill of $38,940,000 and $8,447,000 at December 31, 2006 and 2005, respectively.

(C)

The Credit Life and Disability segment includes total allocated goodwill of $392,000 at both December 31, 2006 and 2005.

Note 19.

Dividend Restrictions on Insurance Subsidiaries and IHC

Dividends from Madison National Life are subject to the prior notification to the Commissioner of Insurance of the State of Wisconsin if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year.  In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof.  Madison National Life declared and paid a dividend of $3,000,000 and $4,500,000 in 2006 and 2005, respectively. No dividends were declared or paid by Madison National Life in 2004.

The payment of dividends by Standard Security Life to its parent, Madison National Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends, in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. Standard Security Life declared and paid a dividend of $5,000,000 to Madison National Life in 2005. No dividends were declared or paid by Standard Security Life in 2006 or 2004.

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $757,000, $701,000 and $704,000 in 2006, 2005 and 2004, respectively.

Note 20.

Comprehensive Income

The components of total comprehensive income include net income and certain amounts reported directly in stockholders' equity, principally the after-tax unrealized gains and losses on investment securities available-for-sale.

Amounts reported in stockholders’ equity and included in total comprehensive income for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Before	Tax	Net of
	Tax	Effect	Tax
	(In thousands)
2006
Unrealized losses, arising during the year	$(3,284)	$1,134	$(2,150)
Allocation to deferred acquisition costs	7	-	7
Less: Reclassification adjustment for net losses
realized in net income	1,932	(677)	1,255
Unrealized losses, net	$(1,345)	$457	$(888)

2005

Unrealized losses, arising during the year	$(10,876)	$3,019	$(7,857)
Allocation to deferred acquisition costs	2,440	-	2,440
Less: Reclassification adjustment for net gains
realized in net income	(1,572)	551	(1,021)
Unrealized losses, net	$(10,008)	$3,570	$(6,438)

2004

Unrealized losses, arising during the year	$(2,502)	$671	$(1,831)
Allocation to deferred acquisition costs	637	-	637
Less: Reclassification adjustment for net gains
realized in net income	(2,211)	782	(1,429)
Unrealized losses, net	$(4,076)	$1,453	$(2,623)

Note 21.

Subsequent Events

In January 2007, IHC Health Solutions, Inc., a wholly owned subsidiary of IHC, acquired 100% of the outstanding membership interests in CA Marketing and Management Services, LLC ("CAM") for a total purchase price of $3,500,000. CAM was previously 100% owned by a senior officer of IHC. The Audit Committee of the Board of Directors of IHC unanimously approved the transaction, and upon recommendation by the Audit Committee, it was unanimously approved by the Board of Directors.

The Company entered into a letter of intent to acquire Actuarial Management Corporation ("AMC"). AMC is currently responsible for all actuarial aspects of the Company's fully insured health business. Closing of the acquisition is subject to the execution of definitive agreements, the satisfactory completion of due diligence review and certain other customary conditions, and is expected to occur early in the second quarter of 2007. AMC is currently 100% owned by an individual who became a senior officer of IHC in March 2007.

Note 22.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years ended December 31, 2006 and 2005 are summarized below:

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2006

Total revenues	$86,840	$91,469	$93,094	$93,285

Net income	$4,029	$2,366	4,069	$3,597

Net income per common
share - basic	$.28	$.16	$.27	$.24

Net income per common
share - diluted	$.27	$.16	$.27	$.23

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2005

Total revenues	$65,673	$68,982	$78,435	$83,327

Net income	$5,752	$5,866	$4,788	$895

Net income per common
share - basic	$.41	$.42	$.34	$.06

Net income per common
share - diluted	$.40	$.41	$.34	$.06

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2006

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
		(In thousands)
FIXED MATURITIES:
United States Government and
Government agencies and
authorities	$82,892	$80,013	$80,013
GSEs(1)	58,561	56,744	56,744
States, municipalities and
political subdivisions	28,354	28,098	28,098
All other corporate securities	512,838	500,485	500,485

TOTAL FIXED MATURITIES	682,645	665,340	665,340

EQUITY SECURITIES:
Industrial, miscellaneous and
all other common stocks	8,970	8,906	8,906
Non-redeemable preferred
stocks	50,703	51,137	51,137

TOTAL EQUITY SECURITIES	59,673	60,043	60,043

Short-term investments	9,917		9,910
Securities purchased under
agreements to resell	68,849		68,849
Investment partnership interests	21,508		21,508
Operating partnership interests	5,661		5,661
Policy loans	26,719		26,719
Investment in trust subsidiaries	1,146		1,146

TOTAL INVESTMENTS	$876,118		$859,176

(1) Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

		SCHEDULE II

INDEPENDENCE HOLDING COMPANY
BALANCE SHEETS
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2006	2005
	(In thousands, except share data)

ASSETS:
Cash and cash equivalents	$1,476	$2,621
Other investments	7,481	8,191
Investments in consolidated subsidiaries	243,997	212,096
Investment in AMIC	10,851	10,640
Amounts due from consolidated subsidiaries, net	-	1,875
Taxes receivable	8,456	3,170
Goodwill	3,732	3,503
Other assets	559	807

TOTAL ASSETS	$276,552	$242,903

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$4,368	$5,232
Amounts due to consolidated subsidiaries, net	2,106	-
Income taxes payable	400	421
Junior subordinated debt securities	38,146	38,146
Dividends payable	382	353

TOTAL LIABILITIES	45,402	44,152

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, $1.00 par value, 20,000,000 shares
authorized; 15,293,862 and 14,235,066 shares issued,
respectively; 15,175,467 and 14,132,149 shares
outstanding, respectively	15,294	14,235
Paid-in capital	97,873	78,554
Accumulated other comprehensive loss	(9,302)	(8,414)
Treasury stock, at cost; 118,395 and 102,917
shares, respectively	(2,237)	(1,829)
Retained earnings	129,522	116,205

TOTAL STOCKHOLDERS' EQUITY	231,150	198,751

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$276,552	$242,903

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
	(In thousands)

REVENUES:
Net investment income	$1,144	$602	$1,735
Net realized investment gains	117	85	-
Other income	3,289	2,896	2,870

	4,550	3,583	4,605

EXPENSES:
Interest expense on debt	3,212	2,994	1,817
General and administrative
expenses	5,750	3,372	2,852

	8,962	6,366	4,669

(Loss) before tax benefit	(4,412)	(2,783)	(64)
Income tax (benefit)	(1,967)	(1,077)	(298)

(Loss) income before equity in net
income of subsidiaries	(2,445)	(1,706)	234
Equity in net income of
subsidiaries	16,506	19,007	22,705

Net income	$14,061	$17,301	$22,939

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
	(In thousands)
CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$14,061	$17,301	$22,939
Adjustments to reconcile net income to net
change in cash from operating activities:
Equity in net income of subsidiaries	(16,506)	(19,007)	(22,705)
Other	1,229	375	21
Change in other assets and liabilities	(5,652)	(1,390)	539

Net change in cash from operating activities	(6,868)	(2,721)	794

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Decrease (increase) in investments in and
advances to consolidated subsidiaries	(887)	8,669	(12,314)
Net distributions (investments) for other
investments	710	4,186	(3,410)
Investment in AMIC	-	(2,430)	-

Net change in cash from investing activities	(177)	10,425	(15,724)

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,500	-	-
Repurchases of common stock	(1,180)	(5,624)	(5,667)
Exercises of common stock options	3,488	653	2,054
Excess tax benefits from exercises of common
stock options	1,821	-	-
Proceeds of junior subordinated debt
securities	-	-	14,533
Dividends paid	(729)	(701)	(746)

Net change in cash from financing activities	5,900	(5,672)	10,174

Net change in cash and cash equivalents	(1,145)	2,032	(4,756)
Cash and cash equivalents, beginning of year	2,621	589	5,345

Cash and cash equivalents, end of year	$1,476	$2,621	$589

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)
		FUTURE
		POLICY		OTHER			INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,		POLICY-		NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	UNEARNED	HOLDERS’	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	PREMIUMS	FUNDS	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2006
Medical Stop-Loss	$-	86,265	-	-	153,087	3,950	107,864	-	40,417	$153,086
Fully Insured Health	257	14,526	1,300	-	32,590	192	19,128	102	42,399	33,110
Group disability; life,
annuities and DBL	2,269	195,376	1,139	17	44,206	9,594	31,866	165	15,100	44,216
Individual life, annuities
and other	44,482	525,396	214	18,282	28,787	31,761	39,034	5,103	9,428	28,786
Credit life and disability	8,013	8,308	17,329	-	21,578	776	10,163	4,836	8,039	21,825
Corporate	-	-	-	-	-	2,179	-	-	6,653	-
	$55,021	829,871	19,982	18,299	280,248	48,452	208,055	10,206	122,036	$281,023
December 31, 2005
Medical Stop-Loss	$-	72,860	-	512	128,501	4,344	88,075	-	34,957	$128,501
Fully Insured Health	3,000	4,209	-	-	17,423	(75)	10,784	600	13,271	17,423
Group disability; life,
annuities and DBL	1,968	179,368	1,130	14	41,888	8,276	29,301	154	15,729	42,004
Individual life, annuities
and other	49,012	552,794	224	17,824	28,531	25,965	35,682	4,521	7,891	28,518
Credit life and disability	8,020	8,100	17,170	-	20,694	815	9,748	4,813	7,362	22,042
Corporate	-	-	-	-	-	1,338	-	-	4,157	-
	$62,000	817,331	18,524	18,350	237,037	40,663	173,590	10,088	83,367	$238,488
December 31, 2004
Medical Stop-Loss	$-	82,003	-	1,476	97,140	3,519	61,267	-	26,430	$97,140
Fully Insured Health	-	-	-	-	-	-	-	-	-	-
Group disability; life,
annuities and DBL	1,816	157,086	1,242	4	36,734	8,482	27,483	140	12,019	30,919
Individual life, annuities
and other	28,048	408,192	259	7,379	20,757	26,737	28,446	4,250	6,044	3,420
Credit life and disability	7,522	7,721	15,967	-	19,436	1,022	8,746	4,152	6,968	11,683
Corporate	-	-	-	-	-	3,155	-	-	3,756	-
	$37,386	655,002	17,468	8,859	174,067	42,915	125,942	8,542	55,217	$143,162

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

EXHIBIT INDEX

Exhibit Number

Certificate of Incorporation and By-Laws

3.1

Restated Certificate of Incorporation of Independence Holding Company. (Filed as Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.)

3.2

Amendment to Restated Certificate of Incorporation of Independence Holding Company. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2004 and incorporated herein by reference.)

3.3

By-Laws of Independence Holding Company.*

Acquisition Agreements

10.1

Stock Purchase Agreement, dated as of January 23, 2006, by and among Mr. Scott M. Wood, Mr. Steven A. Wood, IAC Holding Corp. and Independence Holding Company. (Filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

Management Contracts / Compensatory Plans or Arrangements

10.2

Independence Holding Company 2006 Stock Incentive Plan (the “2006 Plan”), Form of Stock Option Agreement pursuant to the 2006 Plan, Form of Restricted Share Award Agreement pursuant to the 2006 Plan and Form of Share Appreciation Rights Award Agreement pursuant to the 2006 Plan. (The 2006 Plan was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2006 and is incorporated herein by reference; the form of stock option agreement was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2006 and is incorporated herein by reference; the form of restricted share award agreement was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2006 and is incorporated herein by reference; and the form of share appreciation rights award agreement was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2006 and is incorporated herein by reference.)

10.3

Independence Holding Company 2003 Stock Incentive Plan (the “2003 Plan”), as amended and Form of Restricted Stock Grant Agreement pursuant to the 2003 Plan. (The 2003 Plan was filed as Exhibit A to the Company’s Definitive Proxy Statement, Commission File No. 0-10306, and is incorporated herein by reference; the First Amendment to the 2003 Plan was filed as Exhibit 10(iii)(A)(7)(a) to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2005 and is incorporated herein by reference; and the form of restricted stock grant agreement was filed as Exhibit 10(iii)(A).8-2 to the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.)

10.4

Independence Holding Company 1988 Stock Incentive Plan, as amended (the “1988 Plan”), Form of Stock Option Agreement pursuant to the 1988 Plan and Form of Stock Appreciation Rights Agreement pursuant to the 1988 Plan. (The 1988 Plan was filed as Exhibit A to the Company’s Definitive Proxy Statement, Commission File No. 0-10306, and is incorporated herein by reference; the First Amendment to the 1988 Plan was filed as Exhibit 10(iii)(A)(5) to the

Company Annual Report on For 10-K for the year ended December 31, 1997 and is incorporated herein by reference; the form of stock option agreement was filed as a Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference; the form of stock appreciation rights agreement was filed as Exhibit 10(iii)(A)(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and is incorporated herein by reference.)

10.5

2006 Deferred Compensation Agreements for Performance Bonus, dated as of June 15, 2006, between Independence Holding Company and, respectively, Ms. Teresa A. Herbert, Mr. David T. Kettig and Mr. Jeffrey C. Smedsrud. (Filed, respectively, as Exhibit 10(iii)(A).9-3, Exhibit 10(iii)(A).9-4 and Exhibit 10(iii)(A).9-5 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2006 and are incorporated herein by reference.)

10.6

Employment Agreement, dated January 31, 2006, between Independence Holding Company and Mr. Scott M. Wood, as amended.*

10.7

Amended and Restated Employment Agreement, dated as of March 6, 2006, between Independence Holding Company and Mr. Jeffrey C. Smedsrud.*

10.8

Salary Continuation Agreement, dated as of January 31, 2006, by and between Mr. Scott M. Wood and Insurers Administrative Corporation. (Filed as Exhibit 10(iii)(A).10-2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.)

10.9

2005 Deferred Compensation Agreements for Performance Bonus, dated as of June 17, 2005, between Independence Holding Company and, respectively, Ms. Teresa A. Herbert and Mr. David T. Kettig. (Filed, respectively, as Exhibit 10(iii)(A)(8)(a) and Exhibit 10(iii)(A)(8)(b) to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2005 and are incorporated herein by reference.)

10.10

Retirement Benefits Agreement, dated as of September 30, 1991, between Independence Holding Company and Mr. Roy T.K. Thung, as amended. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference; Amendment No. 1 filed as Exhibit 10(iii)(A)(4a) to the Company’s Annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference; and Amendment No. 2 filed as Exhibit 10(iii)(4)(b) to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2005 and incorporated herein by reference.)

Other Exhibits

21

Subsidiaries of Independence Holding Company, as of March 1, 2007.*

23

Consent of Independent Registered Public Accounting Firm.*

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

*Filed herewith.

Exhibits will be furnished upon request for a reasonable fee.