Form 10-Q
period 2007-03-31
INDEPENDENCE HOLDING CO
filed 2007-05-10
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer [ ] Accelerated Filer [ X ] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 9, 2007
Common stock, $ 1.00 par value	15,190,789 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2007 (unaudited) and December 31, 2006	4

Consolidated Statements of Operations -
Three Months Ended March 31, 2007 and 2006
(unaudited)	5

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2007 and 2006 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

Copies of the Company’s SEC filings can be found on its website at www.independenceholding.com.

Forward-Looking Statements

Certain statements in this document are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of the Company.  In this context, forward-looking statements often address the Company’s expected future business and financial performance, and often (but not always) contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  Forward-looking statements by their nature address matters that are, to differing degrees, uncertain.  With respect to the Company, particular uncertainties that could adversely or positively affect its future results include, but are not limited to, economic conditions in the markets in which the Company operates, new federal or state governmental regulation, the Company’s ability effectively to operate, integrate and leverage any past or future strategic acquisition, and other factors which can be found in the Company’s news releases and filings with the Securities and Exchange Commission.  These uncertainties may cause the Company’s actual future results to be materially different than those expressed in its forward-looking statements. The Company does not undertake to update its forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Investments:
Short-term investments	$5,592	$9,910
Securities purchased under agreements to resell	13,704	68,849
Fixed maturities	720,353	665,340
Equity securities	78,161	60,043
Other investments	44,949	55,034

Total investments	862,759	859,176

Cash and cash equivalents	11,162	17,543
Due from securities brokers	8,176	660
Investment in American Independence Corp. ("AMIC")	40,604	39,942
Deferred acquisition costs	54,377	55,021
Due and unpaid premiums	58,820	23,860
Due from reinsurers	125,486	111,476
Premium and claim funds	48,460	51,244
Notes and other receivables	18,111	13,994
Goodwill	47,243	46,603
Other assets	45,881	40,165

Total assets	$1,321,079	$1,259,684

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$199,311	$175,048
Insurance reserves-life and annuity	251,745	252,860
Funds on deposit	386,403	387,757
Unearned premiums	21,256	19,982
Policy claims-health	7,516	7,407
Policy claims-life	11,185	6,799
Other policyholders' funds	18,230	18,299
Due to securities brokers	3,138	-
Due to reinsurers	53,810	38,109
Accounts payable, accruals and other liabilities	76,577	69,127
Debt	15,000	15,000
Junior subordinated debt securities	38,146	38,146

Total liabilities	1,082,317	1,028,534

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,307,180 and 15,293,862 shares issued, respectively;
15,188,785 and 15,175,467 shares outstanding, respectively	15,307	15,294
Paid-in capital	98,353	97,873
Accumulated other comprehensive loss	(6,785)	(9,302)
Treasury stock, at cost, 118,395 shares	(2,237)	(2,237)
Retained earnings	134,124	129,522

Total stockholders' equity	238,762	231,150

Total liabilities and stockholders' equity	$1,321,079	$1,259,684

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Premiums earned:
Health	$72,822	$55,373
Life and annuity	11,665	10,915
Net investment income	12,034	11,931
Fee income	10,187	7,411
Net realized investment gains	420	417
Equity income from AMIC	535	176
Other income	1,408	617

	109,071	86,840

EXPENSES:
Insurance benefits, claims and reserves:
Health	48,641	37,296
Life and annuity	13,638	12,884
Selling, general and administrative expenses	36,467	27,149
Amortization of deferred acquisitions costs	2,491	2,518
Interest expense on debt	1,056	903

	102,293	80,750

Income before income taxes	6,778	6,090
Income tax expense	2,176	2,061

Net income	$4,602	$4,029

Basic income per common share	$.30	$.28

Weighted average shares outstanding	15,182	14,495

Diluted income per common share	$.30	$.27

Weighted average diluted shares outstanding	15,335	14,869

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$4,602	$4,029
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	2,491	2,518
Net realized investment gains	(420)	(417)
Equity income from AMIC and other equity method investments	(535)	(342)
Depreciation and amortization	1,089	577
Share-based compensation expenses	440	336
Deferred tax expense	274	71
Other	386	288
Changes in assets and liabilities:
Net sales of trading securities	134	163
Change in insurance liabilities	26,578	(3,983)
Deductions from (additions to) deferred acquisition costs, net	(2,483)	801
Change in net amounts due from and to reinsurers	1,690	1,743
Change in premium and claim funds	2,784	(669)
Change in income tax liability	747	178
Change in due and unpaid premiums	(34,961)	997
Change in other assets	(5,447)	(3,848)
Change in other liabilities	6,026	(4,646)

Net change in cash from operating activities	3,395	(2,204)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(4,378)	(2,922)
Net proceeds of short-term investments	4,334	8,180
Net (purchases) sales of securities under resale and repurchase agreements	55,145	38,347
Sales of equity securities	23,347	7,282
Purchases of equity securities	(40,181)	(14,930)
Sales of fixed maturities	93,837	84,189
Maturities and other repayments of fixed maturities	21,129	13,252
Purchases of fixed maturities	(166,763)	(110,210)
Sales of other investments	10,334	-
Additional investments in other investments, net of distributions	(250)	(220)
Cash paid in acquisitions of companies, net of cash acquired	(3,500)	(20,950)
Cash (paid) received in purchases of policy blocks	-	(224)
Change in notes and other receivables	(2,999)	(1,639)
Other	(390)	(1,011)

Net change in cash from investing activities	(10,335)	(856)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	2,500
Exercises of common stock options	17	77
Excess tax benefits from exercise of stock options	6	96
Proceeds of investment-type insurance contracts	916	5,918
Dividends paid	(380)	(353)

Net change in cash from financing activities	559	8,238

Net change in cash and cash equivalents	(6,381)	5,178
Cash and cash equivalents, beginning of year	17,543	12,659

Cash and cash equivalents, end of period	$11,162	$17,837

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Community America Insurance Services, Inc. (“CAIS”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”) and several MGUs.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 54% of IHC's outstanding common stock at March 31, 2007.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

 Reclassifications

Certain amounts in prior years' Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2007 presentation.

(D)

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after

November 15, 2007.  The adoption of SFAS 159 is optional.  The Company is in the process of analyzing the effects of adoption of SFAS 159 on the Company’s consolidated financial statements.

In February 2006, the Financial Account Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006.  The adoption of SFAS 155 did not have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109" ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of Interpretation 48 is reported as an adjustment to retained earnings as of the beginning of the year of adoption. The amount of the cumulative-effect adjustment is the difference between the net amount of assets and liabilities recognized in the balance sheet prior to the application of Interpretation 48 and the net amount of assets and liabilities recognized as a result of applying Interpretation 48. The adoption of Interpretation 48 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements and the Company believes there are no significant tax positions that would require disclosure under Interpretation 48. The Internal Revenue Service is currently auditing our 2003 and 2004 consolidated income tax returns. It is anticipated that this examination will be completed within the next twelve months. Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

 In September 2005, the AICPA's Accounting Standards Executive Committee issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1").  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments".  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of the unamortized deferred acquisition costs, unearned revenue, and deferred sales inducements associated with the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have a material impact on the Company's consolidated financial statements.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2006, Standard Security Life and Madison National Life ceded to Independence American an average of 22% of their medical stop-loss business, 10% of a majority of their fully insured health business and 20% of their New York Statutory Disability business. IHC owned 48% of AMIC's outstanding common stock at March 31, 2007 and December 31, 2006, which was purchased in various transactions from 2002 through 2005. IHC accounts for its investment in AMIC under the equity method. At March 31, 2007 and December 31, 2006, IHC's investment in AMIC had a total carrying value of $45,075,000 and $44,412,000, respectively, including goodwill of $4,470,000 at both dates. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates. At March 31, 2007 and December 31, 2006, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $42,282,000 and $43,866,000, respectively.

For the quarter ended March 31, 2007 and 2006, IHC recorded $535,000 and $176,000 of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. AMIC paid no dividends on its common stock in the three month periods ended March 31, 2007 and 2006.

IHC and its subsidiaries earned $200,000 and $139,000 for the quarters ended March 31, 2007 and 2006, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $16,101,000 and $13,674,000 for the three months ended March 31, 2007 and 2006, respectively.  Benefits to policyholders on business ceded to AMIC were $11,155,000 in the first quarter of 2007 and $9,317,000 in the first quarter of 2006.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded net commission expense of $1,050,000 and $1,316,000 in the first quarter of 2007 and 2006, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Consolidated Balance Sheets at March 31, 2007 and December 31, 2006, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $15,572,000 and $15,324,000; Other assets $7,392,000 and $5,971,000; and Other liabilities $533,000 and $518,000.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations are 153,000 and 374,000 shares for the three months ended March 31, 2007 and 2006, respectively, from the assumed exercise of options and vesting of restricted stock, using the treasury stock method. Net income does not change as a result of the assumed dilution.

Note  4.

Investments

The following tables summarize, for all securities in an unrealized loss position at March 31, 2007 and December 31, 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2007	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$51,891	$855	$216,715	$7,839	$268,606	$8,694
CMO and ABS (1)	48,363	165	82,463	2,213	130,826	2,378
U.S. Government
obligations	-	-	36,532	1,151	36,532	1,151
Agency MBS (2)	-	-	18,542	461	18,542	461
GSE (3)	33,079	205	46,018	1,532	79,097	1,737
States and political
subdivisions	13,974	49	5,638	224	19,612	273
Total fixed
maturities	147,307	1,274	405,908	13,420	553,215	14,694
Common stock	5,512	227	-	-	5,512	227
Preferred stock	16,706	325	2,562	107	19,268	432
Total temporarily
impaired securities	$169,525	$1,826	$408,470	$13,527	$577,995	$15,353

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$115,055	$2,255	$194,932	$7,896	$309,987	$10,151
CMO and ABS (1)	55,126	430	73,582	2,289	128,708	2,719
U.S. Government
obligations	-	-	60,566	2,398	60,566	2,398
Agency MBS (2)	-	-	19,447	481	19,447	481
GSE (3)	9,250	121	47,494	1,696	56,744	1,817
States and political
subdivisions	14,303	20	5,615	254	19,918	274
Total fixed maturities	193,734	2,826	401,636	15,014	595,370	17,840
Common stock	4,664	312	-	-	4,664	312
Preferred stock	7,216	40	2,607	135	9,823	175
Total temporarily
impaired securities	$205,614	$3,178	$404,243	$15,149	$609,857	$18,327

(1)

Collateralized mortgage obligations (“CMO”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSE”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. If a decline in fair value is judged by management to be other- than-temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.  Based on management’s review of the portfolio, which considered these factors, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2007 and December 31, 2006. For the three months ended March 31, 2007, the Company did not record any realized losses for other-than-temporary impairments.

Substantially all of the unrealized losses at March 31, 2007 and December 31, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at March 31, 2007 and December 31, 2006. At March 31, 2007 and December 31, 2006, a total of 71 and 76 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 83 and 76 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Note 5.

Other Investments

The Company had invested $8,288,000 at December 31, 2006 in Dolphin Limited Partnership – A ("DLP-A"), a domestic feeder fund for Dolphin Limited Partnership I L.P., a Delaware limited partnership. The Company's net investment income for the three months ended March 31, 2007 and 2006 includes $46,000 and $566,000, respectively, for its proportionate share of net income of DLP-A. The Company liquidated its investment in DLP-A in February 2007.

Note 6.

CAM Acquisition

In January 2007, IHC Health Solutions, Inc., a wholly owned subsidiary of IHC, acquired 100% of the outstanding membership interests in CA Marketing and Management Services, LLC ("CAM") for a total purchase price of $3,500,000. The Company recorded goodwill of $640,000 and other intangible assets of $2,860,000 primarily for the fair value of agent and management services relationships, which is being amortized over a weighted average period of 9.06 years. CAM was previously 100% owned by a senior officer of IHC. The Audit Committee of the Board of Directors of IHC unanimously approved the transaction, and upon recommendation by the Audit Committee, it was unanimously approved by the Board of Directors.

Pro forma results of operations for the quarter ended March 31, 2006, as though this acquisition had been completed at the beginning of such period, have not been presented since the effect of the acquisition was not material.

Note 7.

Goodwill and Other Intangible Assets

At March 31, 2007 and December 31, 2006, the Company had goodwill of $47,243,000 and $46,603,000, respectively, and other intangible assets (included in other assets in the Consolidated Balance Sheets) of $16,961,000 and $13,984,000 (which includes $1,308,000 capitalized software classified in Fixed Assets at December 31, 2006), respectively.  The change in the carrying amount of goodwill and other intangible assets for the first quarter of 2007 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2006	$46,603	$13,984
CAM acquisition	640	2,860
Capitalized software development	-	828
Amortization expense	-	(711)
Balance at March 31, 2007	$47,243	$16,961

Note 8.

Share-Based Compensation

Effective January 1, 2006, under the modified prospective method, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”). SFAS 123R applies to all awards granted after its effective date and to modifications, repurchases or cancellations of existing awards after that date. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards.

For the three months ended March 31, 2007 and 2006, total share-based compensation expense was $440,000 and $336,000, respectively,

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock.  These shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period.  There were 1,005,522 shares available for future option or restricted-stock grants under the shareholder-approved plans at March 31, 2007.  All of these available shares relate to the Company’s 2006 Stock Incentive Plan that was approved by shareholders in June 2006.

The Company’s stock option activity for the three months ended March 31, 2007 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2006	858,351	$17.03
Granted	32,000	21,49
Exercised	(1,800)	9.39
March 31, 2007	888,551	17.21

The following table summarizes information regarding outstanding and exercisable options as of March 31:

	Outstanding	Exercisable

Number of options	888,551	547,681
Weighted average exercise price per share	$17.21	$14.77
Aggregate intrinsic value for all options	$4,230,000	$3,943,000
Weighted average contractual term remaining	2.4 years	1.6 years

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. The weighted average grant-date fair-value of options granted during the three months ended March 31, 2007 and 2006 was $6.51 and $7.14 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the three month period ended March 31:

	2007	2006

Weighted-average risk-free interest rate	4.44%	4.48%
Annual dividend rate per share	$.05	$.05
Weighted-average volatility factor of the Company's common stock	30.3%	32.4%
Weighted-average expected term of options	4.5 years	4.4 years

Compensation expense of $273,000 and $288,000 was recognized in the three months ended March 31, 2007 and 2006, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

The total intrinsic value of options exercised during the three month periods ended March 31, 2007 and 2006 was $23,000 and $304,000, respectively. Cash proceeds received from those options exercised during the three months ended March 31, 2007 and 2006 were $17,000 and $77,000, respectively.

The Company issued 4,800 and 37,075 restricted stock awards during the three months ended March 31, 2007 and 2006, respectively, with weighted-average grant-date fair values of $21.19 and $22.56 per share, respectively. The total fair value of restricted stock that vested during the first three months of 2007 was $278,000. No shares of restricted stock vested during the first three months of 2006. Restricted stock expense was $93,000 and $47,000, respectively, for the three months ended March 31, 2007 and 2006.

The following table summarizes restricted stock activity for the three months ended March 31, 2007:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2006	50,325	$22.11
Granted	4,800	21.19
Vested	(12,323)	22.56
Forfeited	(100)	22.69
March 31, 2007	42,702	21.88

As of March 31, 2007, there was $1,537,000 and $815,000 of total unrecognized compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which will be recognized over the remaining requisite weighted-average service periods of 1.2 years and 2.1 years, respectively.

Note 9.

Income Taxes

The provision for income taxes shown in the Consolidated Statements of Operations was computed based on the Company's estimate of the effective tax rate expected to be applicable for the current fiscal year.

The deferred income tax expense for the three months ended March 31, 2007 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $1,355,000, representing the decrease in the related net deferred tax asset to $3,783,000 at March 31, 2007 from $5,138,000 at December 31, 2006

Note 10.

Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $1,080,000 and $1,695,000 for the three months ended March 31, 2007 and 2006, respectively. Cash payments for interest were $1,002,000 and $847,000 for the three months ended March 31, 2007 and 2006, respectively.

Note 11.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs). The comprehensive income (loss) for the three months ended March 31, 2007 and 2006 is summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Net income	$4,602	$4,029
Unrealized gains (losses) arising during
the period, net of income taxes	2,517	(8,328)
Comprehensive income (loss)	$7,119	$(4,299)

Note 12.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months ended March 31, 2007 and 2006 is presented below:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Revenues:
Medical Stop-Loss (A)	$42,062	$37,089
Fully Insured Health	29,717	14,258
Group disability, life, annuities and DBL	14,254	13,113
Individual life, annuities and other	16,580	15,393
Credit life and disability	5,672	5,462
Corporate	366	1,108
	108,651	86,423
Net realized investment gains	420	417
	$109,071	$86,840

Income Before Income Taxes:
Medical Stop-Loss	$4,749	$3,766
Fully Insured Health (B)	291	505
Group disability, life, annuities and DBL	1,299	502
Individual life, annuities and other	3,267	2,122
Credit life and disability	(836)	(148)
Corporate	(1,356)	(171)
	7,414	6,576
Net realized investment gains and losses	420	417
Interest expense	(1,056)	(903)
	$6,778	$6,090

(A)

The amount includes equity income from AMIC of $535,000 and $176,000 for the three months ended March 31, 2007 and 2006, respectively.

(B)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of the recent acquisitions of CAM, IAC, HPA, GroupLink and CAIS. Total amortization expense was $663,000 and $343,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization expense for the other segments is insignificant.

Note 13.

Subsequent Event

Effective April 2, 2007 the Company acquired Actuarial Management Corporation ("AMC") for a total purchase price of $5,000,000. AMC is currently responsible for all actuarial aspects of the Company's Fully Insured health business. AMC was previously 100% owned by an individual who became a senior officer of IHC prior to the acquisition.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission, and our unaudited Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase the Company's retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change the Company's business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, fully insured medical, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. The Company believes that the acquisition of Actuarial Management Corp. (“AMC”) in the second quarter of 2007 will further enable it to make these assessments. The Company seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers and profit commissions.  Management has always focused on managing costs of its operations and providing its insureds with the best cost containment tools available.

The following is a summary of key performance information and events:

•

Net income of $4.6 million in the first three months of 2007 ($.30 per share, diluted) as compared to $4.0 million ($.27 per share, diluted), for the first three months of 2006;

•

Consolidated investment yield of 5.4% for the three months ended March 31, 2007, and 2006;

•

Revenues of $109.1 million for the three months ended March 31, 2007, representing an increase of 25.6% over the respective three month period in 2006; primarily due to an increase in revenues from the Fully Insured Health segment and an increase in assumed premiums in the Medical Stop-Loss line;

•

Book value of $15.72 per common share; a 3.2% increase from December 31, 2006, reflecting net income and net unrealized gains on securities;

•

Acquired CA Marketing and Management Services, LLC ("CAM") through merger with IHC Health Solutions, Inc. as of January 2, 2007; and

•

Effective April 2, 2007, acquired Actuarial Management Corporation ("AMC").

The following is a summary of key performance information by segment:

•

Income before taxes from the Medical Stop-Loss segment increased $1.0 million for the three months ended March 31, 2007, compared to the same period in 2006 due to a combination of an increase in assumed premiums and a decrease in the Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses):

o

The Net Loss Ratio for the Medical Stop-Loss line of business for the three months ended March 31, 2007 was 91.3%, compared to 92.0% for the three months ended March 31, 2006;

•

The Fully Insured Health segment reported income before taxes of $.3 million for the three months ended March 31, 2007 as compared to income of $.5 million for the three months ended March 31, 2006.  Total amortization expense from purchase accounting was $.7 million and $.3 million for the three months ended March 31, 2007 and 2006, respectively;

o

Premiums earned from this segment have increased $12.5 million while benefits, claims and reserves have increased $9.3 million. $8.4 million of the increase in benefits, claims and reserves is a result of the increase in premiums and $.9 million of the increase in reserves is due to adverse development in business written in 2006 largely related to implementation of a new cost containment program initiated in 2006.  While this program had a positive impact on the results of our small group major medical line, in the first quarter of 2007 we determined that the impact was not as large as we had anticipated when setting reserves in 2006.  We do not believe that this will have a material impact on our reserving methodology in 2007 or beyond.

o

Total selling, general and administrative expenses for this segment increased $6.4 million.  Of this amount, $5.6 million relates to (i) the acquisition of CAM in the first quarter of 2007 and a full three months of operations of IAC in 2007 (which was not acquired until January 31, 2006), and (ii) an overall increase in operating costs (reported as SGA expense) at our third party administrators (“TPAs”).  These higher operating expenses at our TPAs are largely attributable to (i) the costs of development and implementation for the new fully insured programs being initiated in 2006 and 2007 and (ii) higher costs of implementing new administration systems.  Costs associated with new programs include product development, pricing, product filing and staffing, and are often incurred during a three to six month period prior to the effective date of the first policy sold.

•

Income before taxes from the Group disability, life annuities and DBL segment increased $.8 million for the three months ended March 31, 2007, compared to a year earlier, primarily due to lower loss ratios and improved experience;

•

Income before taxes from the Individual life, annuities and other segment increased $1.1 million, compared to the prior year as a result of an increase in other income primarily due to adjustments in settlement of a reinsurance agreement;

•

Loss before taxes from the Credit life and disability segment increased $.7 million for the three months ended March 31, 2007, compared to a year earlier, primarily due to higher death and disability claims;

•

Loss before taxes from the Corporate segment increased $1.2 million for the three months ended March 31, 2007, compared to a year earlier, primarily due to lower partnership income and higher compensation expenses;

•

Net realized investment gains of $.4 million for the three months ended March 31, 2007, and March 31, 2006; and

•

Premiums by principal product for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended
Gross Direct and Assumed	March 31,
Earned Premiums:	2007	2006

Medical Stop-Loss	$67,759	$62,300
Fully Insured Health	54,473	18,950
Group disability, life, annuities and DBL	20,204	20,878
Individual, life, annuities and other	8,187	8,034
Credit life and disability	5,669	5,501

	$156,292	$115,663

	Three Months Ended
	March 31,
Net Premiums Earned:	2007	2006

Medical Stop-Loss	$40,128	$35,363
Fully Insured Health	19,857	7,444
Group disability, life, annuities and DBL	11,540	10,865
Individual, life, annuities and other	7,489	7,340
Credit life and disability	5,473	5,276

	$84,487	$66,288

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, and Investments as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  During the three months ended March 31, 2007, there were no additions to or changes in the critical accounting policies disclosed in the 2006 Form 10-K.

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net income was $4.6 million, or $.30 per share, diluted, for the three months ended March 31, 2007, an increase of $.6 million compared to net income of $4.0 million, or $.27 per share, diluted, for the three months ended March 31, 2006. The Company's income before taxes increased $.7 million to $6.8 million for the three months ended March 31, 2007 from $6.1 million for the three months ended March 31, 2006.  Information by business segment for the three months ended March 31, 2007 and 2006 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
March 31, 2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$40,128	918	535	481	26,883	-	10,430	$4,749
Fully Insured Health	19,857	112	-	9,748	13,753	89	15,584	291
Group disability,
life, annuities
and DBL	11,540	2,594	-	120	8,666	8	4,281	1,299
Individual life,
annuities
and other	7,489	7,851	-	1,240	9,741	1,211	2,361	3,267
Credit life and
disability	5,473	193	-	6	3,236	1,183	2,089	(836)
Corporate	-	366	-	-	-	-	1,722	(1,356)
Sub total	$84,487	$12,034	$535	$11,595	$62,279	$2,491	$36,467	7,414

Net realized investment gains								420
Interest expense								(1,056)
Income before income taxes								6,778
Income taxes								(2,176)
Net income								$4,602

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
March 31, 2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$35,363	770	176	780	24,120	-	9,203	$3,766
Fully Insured Health	7,444	30	-	6,784	4,507	63	9,183	505
Group disability,
life, annuities
and DBL	10,865	2,135	-	113	9,221	39	3,351	502
Individual life,
annuities and
other	7,340	7,725	-	328	9,817	1,231	2,223	2,122
Credit life and
disability	5,276	171	-	15	2,515	1,185	1,910	(148)
Corporate	-	1,100	-	8	-	-	1,279	(171)
Sub total	$66,288	$11,931	$176	$8,028	$50,180	$2,518	$27,149	6,576

Net realized investment gains								417
Interest expense								(903)
Income before income taxes								6,090
Income taxes								(2,061)
Net income								$4,029

Premiums Earned

Total premiums earned grew $18.2 million to $84.5 million in the first quarter of 2007 from $66.3 million in the comparable period of 2006. The increase is primarily due to: (i) the Medical Stop-Loss segment which increased $4.7 million primarily due to an increase in assumed business; and (ii) the Fully Insured Health segment which had a $12.5 million increase in premiums in the first quarter of 2007 compared to the first quarter of 2006 which comprised of an $8.3 million increase in small group premiums as a result of the acquisition of a block of business which transitioned to the Company's paper in the third quarter of 2006, a $2.7 million increase in short-term medical premiums, and a $.3 million increase in dental premiums primarily due to new business and increased retentions, and a $1.0 million increase due to new vision and mini-medical products in 2007.

Net Investment Income

Total net investment income increased $.1 million primarily due to slightly higher yields on the bond portfolio offset by less partnership income in the first three months of 2007 compared to the same period in 2006 as a result of the liquidation of certain partnership interests. The overall investment yield was 5.4% in both the 2007 and 2006 first quarter.

Net Realized Investment Gains

Net realized investment gains in the first quarter of 2007 are comparable to the same period in 2006. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Equity Income

Equity income from AMIC in the first quarter of 2007 increased $.3 million compared to the first quarter of 2006 due to higher income earned by AMIC.

Fee Income and Other Income

Fee income increased $2.8 million to $10.2 million in the first quarter of 2007 from $7.4 million in the first quarter of 2006 primarily due to an increase in administrative fees of $2.0 million earned by IAC in addition to $.6 million of fees earned by IHC Health Solutions, Inc. as a result of the acquisition of CAM in January 2007.

Total other income increased $.8 million in the first quarter of 2007 to $1.4 million from $.6 million in the first quarter of 2006 primarily due to adjustments in settlement of a reinsurance agreement.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $12.1 million. The increase is due to: (i) an increase of $2.8 million in the Medical Stop-Loss segment primarily resulting from increased premiums and a decrease in Net Loss Ratios to 91.3% in the first quarter of 2007 as compared to 92.0% for the first quarter of 2006; (ii) an increase of $9.3 million in the Fully Insured Health segment primarily due to the increase in small group ($6.7 million), short-term medical ($1.7 million) and dental premiums ($.2 million) ($.9 million of the increase in this segment is due to adverse development of reserves related to the 2006 year as described above); (iii) a $.7 million increase in the Credit life and disability line due to higher loss ratios; and (iv) a decrease of $.5 million in the Group segment primarily due to lower loss ratios and improved experience in the group A&H and DBL lines of business.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs was relatively unchanged.

Interest Expense on Debt

Interest expense increased $.2 million, primarily due to a $2.5 million increase in outstanding debt under a line of credit from $12.5 million to $15.0 million during the third quarter of 2006. The interest rate paid on that line was 6.65% in 2007 compared to 3.96% in 2006.  In addition, the interest rate on $12.4 million of floating rate junior subordinated debt averaged 9.3% in the first quarter of 2007 as compared to 8.4% in the first quarter of 2006.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $9.4 million in the first-quarter of 2007 as compared to the first quarter of 2006. The increase is primarily due to (i) an $6.4 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to (a) higher volume of business; (b) the acquisition of CAM and inclusion of IAC for a full three months in 2007; and (c) the ramping up of people and systems to prepare for the expected increase in business as described above; (ii) a $1.2 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned, slightly offset by a decrease in profit commission expense due to the increase in net loss ratios; (iii) a $.9 million increase in the Group segment primarily due to the increased profit commissions in group A&H business in 2007 due to the increased profitability of the business; and (iv) a $.4 million increase in other corporate expenses.

Income Taxes

Income tax expense increased $.1 million to $2.2 million for the quarter ended March 31, 2007 from $2.1 million for the first quarter of 2006 primarily due to the increase in pre-tax income in 2007.  The effective tax rates were 32.1% for the first quarter of 2007 and 33.8% for the first quarter of 2006.

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

Total Corporate liquidity (cash, cash equivalents, resale agreements, short-term investments, fixed maturities, equity securities, partnership interests and certain other assets, net of liabilities) amounted to $23.0 million at March 31, 2007.

BALANCE SHEET

Total investments and cash and cash equivalents decreased $2.8 million during the three months ended March 31, 2007 largely due to $3.5 million in cash used for acquisitions and a $4.4 million increase in amounts due from and to brokers, partially offset by $4.4 million decrease in unrealized losses on available for sale securities.

The Company had net receivables from reinsurers of $71.7 million at March 31, 2007. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2007.

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

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	March 31,	December 31,
	2007	2006

Medical Stop-Loss	$88,322	$86,265
Fully Insured Health	35,598	14,526
Group Disability	68,189	64,786
Credit A&H	7,597	7,426
Individual A&H and Other	7,121	9,452

	$206,827	$182,455

The $7.6 million increase in total stockholders' equity in the first three months of 2007 is primarily due to $4.6 million in net income and a $2.5 million decrease in net unrealized losses on investments.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 89.4% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at March 31, 2007. Also at such date, approximately 98.9% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2007, approximately 1.1% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at March 31, 2007.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months period ended March 31, 2007 and 2006, the Company did not record any losses for other-than-temporary impairments.

The Company's gross unrealized losses on fixed maturities totaled $14.7 million at March 31, 2007. Substantially all of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2007.

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

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2007, is not materially different from that reported in the schedule of such obligations at December 31, 2006 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed maturities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. In the first three months of 2007, the Company experienced an decrease in net unrealized losses of $4.5 million which, net of deferred tax expenses of $1.4 million and net of deferred policy acquisition costs of $.6 million, increased stockholders' equity by $2.5 million (reflecting net unrealized losses of $6.8 million at March 31, 2007 compared to net unrealized losses of $9.3 million at December 31, 2006). From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

For 2007, IHC’s business plan is for its two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") to: (i) continue to expand into the Fully Insured Health sector with particular emphasis on transactions that leverage IHC’s vertically integrated strategy of generating fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (ii) continue to improve the profitability of their core lines of business, while expanding distribution, (iii) diversify the distribution of their life and disability products, and (iv) acquire blocks of life and annuity business, and blocks of fully insured health and dental to the extent opportunities arise.  The following summarizes IHC's outlook for the remainder of the year given the results of the first quarter of 2007 by segment:

 Fully Insured Health Segment

IHC completed the acquisition of Actuarial Management Corp. in the second quarter of 2007.  This acquisition will not only bring in-house the actuarial expertise necessary to maintain the profitability of the block, but will add another source of fee income and potentially profit commission.

Based on premiums written in the first quarter of 2007, the Company believes that by the end of 2007, on an annualized basis, its Fully Insured Health premiums will equal or exceed those generated by its Medical Stop-Loss line.   As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its Fully Insured Health business will continue to grow rapidly and yield profitable results.  Although, as demonstrated by the reserve strengthening in the first quarter of 2007, our fully insured results may change on a quarterly basis, in general, Fully Insured Health tends to be less volatile and cyclical in nature than Medical Stop-Loss business on an annual basis. IHC’s total fully insured program produced underwriting profits of 8% or greater in both 2005 and 2006.

Medical Stop-Loss Segment

The Medical Stop-Loss market began to "soften" in 2003, and less favorable conditions continued through 2006. Despite these market conditions, the Company recorded Net Loss Ratios of 91.3% and 92.0% for the three months ended March 31, 2007 and 2006, respectively, and 95.2% for the year ended December 31, 2006 from its Medical Stop-Loss line. While still profitable, the Company did not consider the Net Loss Ratio for such years to be acceptable. In 2005, and throughout 2006, the Company increased rates and made changes in its underwriting guidelines in response to the results of its underwriting audits.  Based on currently available information, business incepting in 2006, of which a material portion will be earned and recorded in 2007, is projected to achieve a Net Loss Ratio that is meaningfully lower than that of business incepting in 2005, just as the Net Loss Ratio on business incepting in 2005 was meaningfully lower than that of business incepting in 2004. The Company does not anticipate significant growth or shrinkage in Medical Stop-Loss.

Group Disability, Life, Annuities and DBL

The Company anticipates modest growth in its group disability, life, annuities and DBL segment.

Individual Life, Annuities and Other

IHC did not acquire any life or annuity blocks in the first quarter of 2007, but will continue to consider financially viable life and annuity acquisition opportunities during the remainder of 2007.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2007 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2006 included in Item 7A of the Company’s Annual Report on Form 10-K. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since a large portion of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies were issued by liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional unrealized gains in its investment portfolio to help offset the future reduction of investment income.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

 LEGAL PROCEEDINGS

The Company is involved in legal proceedings and claims that arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of pending legal proceedings and claims are not expected to have a material adverse effect on its financial condition or cash flows, although there could be such an effect on its results of operations for a particular period.

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of March 31, 2007, 51,522 shares were still authorized to be repurchased under the plan. There were no share repurchases during the first quarter of 2007.

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

May 10, 2007

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

May 10, 2007

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer