Form 10-Q
period 2007-06-30
INDEPENDENCE HOLDING CO
filed 2007-08-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer [ ] Accelerated Filer [ X ] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at August 7, 2007
Common stock, $ 1.00 par value	15,184,648 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -	4
June 30, 2007 (Unaudited) and December 31, 2006

Consolidated Statements of Operations -	5
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

Consolidated Statements of Cash Flows -	6
Six Months Ended June 30, 2007 and 2006 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	33

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$718	$9,910
Securities purchased under agreements to resell	15,929	68,849
Fixed maturities	686,841	665,340
Equity securities	90,776	60,043
Other investments	46,810	55,034

Total investments	841,074	859,176

Cash and cash equivalents	17,104	17,543
Due from securities brokers	1,423	660
Investment in American Independence Corp. ("AMIC")	40,722	39,942
Deferred acquisition costs	55,865	55,021
Due and unpaid premiums	60,288	23,860
Due from reinsurers	126,128	111,476
Premium and claim funds	48,451	51,244
Notes and other receivables	16,294	13,994
Goodwill	51,567	46,603
Other assets	47,680	40,165

Total assets	$1,306,596	$1,259,684

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$199,829	$175,048
Insurance reserves-life and annuity	250,056	252,860
Funds on deposit	385,400	387,757
Unearned premiums	20,903	19,982
Policy claims-health	7,548	7,407
Policy claims-life	11,242	6,799
Other policyholders' funds	18,329	18,299
Due to securities brokers	1,775	-
Due to reinsurers	49,447	38,109
Accounts payable, accruals and other liabilities	73,375	69,127
Debt	15,000	15,000
Junior subordinated debt securities	38,146	38,146

Total liabilities	1,071,050	1,028,534

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,322,223 and 15,293,862 shares issued, respectively;
15,195,427 and 15,175,467 shares outstanding, respectively	15,322	15,294
Paid-in capital	98,734	97,873
Accumulated other comprehensive loss	(13,774)	(9,302)
Treasury stock, at cost, 126,796 and 118,395 shares,
respectively	(2,408)	(2,237)
Retained earnings	137,672	129,522

Total stockholders' equity	235,546	231,150

Total liabilities and stockholders' equity	$1,306,596	$1,259,684

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES:
Premiums earned:
Health	$69,120	$60,411	$141,942	$115,784
Life and annuity	11,024	10,879	22,689	21,794
Net investment income	12,421	11,402	24,455	23,333
Fee income	10,346	7,702	20,533	15,113
Net realized investment gains	582	50	1,002	467
Equity income from AMIC	562	183	1,097	359
Other income	1,066	842	2,474	1,459

	105,121	91,469	214,192	178,309

EXPENSES:
Insurance benefits, claims and reserves:
Health	48,220	39,794	96,861	77,090
Life and annuity	12,421	12,827	26,059	25,711
Selling, general and administrative
expenses	34,407	31,665	70,874	58,814
Amortization of deferred
acquisitions costs	2,809	2,671	5,300	5,189
Interest expense on debt	1,062	928	2,118	1,831

	98,919	87,885	201,212	168,635

Income before income taxes	6,202	3,584	12,980	9,674
Income tax expense	2,273	1,218	4,449	3,279

Net income	$3,929	$2,366	$8,531	$6,395

Basic income per common share	$.26	$.16	$.56	$.44

Weighted average shares outstanding	15,193	14,862	15,187	14,679

Diluted income per common share	$.26	$.16	$.56	$.43

Weighted average diluted shares
outstanding	15,336	15,178	15,341	15,003

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$8,531	$6,395
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	5,300	5,189
Net realized investment gains	(1,002)	(467)
Equity income from AMIC and other equity method investments	(1,292)	(768)
Depreciation and amortization	2,245	1,218
Share-based compensation expenses	797	708
Deferred tax expense	674	706
Other	548	647
Changes in assets and liabilities:
Net sales of trading securities	338	334
Change in insurance liabilities	24,063	(1,879)
Deductions from (additions to) deferred acquisition costs, net	(4,793)	(1,437)
Change in net amounts due from and to reinsurers	(3,314)	2,925
Change in premium and claim funds	2,793	(3,341)
Change in income tax liability	(699)	(2,820)
Change in due and unpaid premiums	(36,428)	499
Change in other assets	(4,204)	(2,414)
Change in other liabilities	4,310	(4,228)

Net change in cash from operating activities	(2,133)	1,267

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	1,012	(2,508)
Net proceeds of short-term investments	9,193	8,178
Net (purchases) sales of securities under resale and repurchase agreements	52,920	19,945
Sales of equity securities	33,092	33,852
Purchases of equity securities	(63,273)	(37,547)
Sales of fixed maturities	136,345	91,632
Maturities and other repayments of fixed maturities	33,693	25,228
Purchases of fixed maturities	(199,847)	(125,133)
Sales of other investments	10,334	3,602
Additional investments in other investments, net of distributions	(1,914)	(2,151)
Cash paid in acquisitions of companies, net of cash acquired	(8,385)	(20,950)
Cash (paid) received in purchases of policy blocks	-	(224)
Change in notes and other receivables	(2,108)	(3,658)
Other	(56)	(1,683)

Net change in cash from investing activities	1,006	(11,417)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	2,500
Repurchases of common stock	(180)	(60)
Exercises of common stock options	131	1,782
Excess tax benefits from exercise of stock options	25	1,109
Proceeds of investment-type insurance contracts	1,092	7,520
Dividends paid	(380)	(353)

Net change in cash from financing activities	688	12,498

Net change in cash and cash equivalents	(439)	2,348
Cash and cash equivalents, beginning of year	17,543	12,659

Cash and cash equivalents, end of period	$17,104	$15,007

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Community America Insurance Services, Inc. (“CAIS”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”) and several MGUs.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 54% of IHC's outstanding common stock at June 30, 2007.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

 Reclassifications

Certain amounts in prior years' Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2007 presentation.

(D)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and

Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The adoption of SFAS 159 is optional.  The Company is in the process of analyzing the effects of adoption of SFAS 159 on the Company’s consolidated financial statements.

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

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2006, Standard Security Life and Madison National Life ceded to Independence American an average of 22% of their medical stop-loss business, 10% of certain of their fully insured health business and 20% of their New York Statutory Disability business. IHC owned 48% of AMIC's outstanding common stock at June 30, 2007 and December 31, 2006, which was purchased in various transactions from 2002 through 2005. IHC accounts for its investment in AMIC under the equity method. At June 30, 2007 and December 31, 2006, IHC's investment in AMIC had a total carrying value of $45,192,000 and $44,412,000, respectively, including goodwill of $4,470,000 at both dates. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates. At June 30, 2007 and December 31, 2006, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $44,800,000 and $43,866,000, respectively.

For the three months ended June 30, 2007 and 2006, IHC recorded $562,000 and $183,000, respectively, of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. IHC's equity income for the six months ended June 30, 2007 and 2006 was $1,097,000 and $359,000, respectively. AMIC paid no dividends on its common stock in the three-month and six-month periods ended June 30, 2007 and 2006.

IHC and its subsidiaries earned $180,000 and $117,000 for the quarters ended June 30, 2007 and 2006, respectively, and $380,000 and $256,000 for the six months ended June 30, 2007 and 2006, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $20,054,000 and $13,574,000 for the three months ended June 30, 2007 and 2006, respectively, and $36,155,000 and $27,248,000 for the six months ended June 30, 2007 and 2006, respectively.  Benefits to policyholders on business ceded to AMIC were $13,977,000 and $9,449,000, in the second quarter of 2007 and 2006, respectively, and $25,132,000 and $18,766,000 for the six months ended June 30, 2007 and 2006, respectively.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC. IHC recorded net commission expense of $1,024,000 and $1,269,000 in the second quarter of 2007 and 2006, respectively, and $2,074,000 and $2,585,000 for the six months ended June 30, 2007 and 2006, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and

IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Consolidated Balance Sheets at June 30, 2007 and December 31, 2006, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $17,299,000 and $15,324,000; Other assets $7,277,000 and $5,971,000; and Other liabilities $384,000 and $518,000.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations are 143,000 and 316,000 shares for the three months ended June 30, 2007 and 2006, respectively, and 154,000 and 324,000 shares for the six months ended June 30, 2007 and 2006, respectively, from the assumed exercise of options and vesting of restricted stock, using the treasury stock method. Net income does not change as a result of the assumed dilution.

Note  4.

Investments

The following tables summarize, for all securities in an unrealized loss position at June 30, 2007 and December 31, 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2007	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$87,373	$2,623	$191,376	$11,480	$278,749	$14,103
CMO and ABS (1)	80,056	811	78,059	3,133	158,115	3,944
U.S. Government
obligations	19,931	33	35,957	1,679	55,888	1,712
Agency MBS (2)	23,982	384	17,209	862	41,191	1,246
GSE (3)	35,200	624	43,609	2,332	78,809	2,956
States and political
subdivisions	23,845	806	5,533	323	29,378	1,129
Total fixed
maturities	270,387	5,281	371,743	19,809	642,130	25,090
Common stock	5,094	577	-	-	5,094	577
Preferred stock	48,555	1,395	2,565	177	51,120	1,572
Total temporarily
impaired securities	$324,036	$7,253	$374,308	$19,986	$698,344	$27,239

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$115,055	$2,255	$194,932	$7,896	$309,987	$10,151
CMO and ABS (1)	55,126	430	73,582	2,289	128,708	2,719
U.S. Government
obligations	-	-	60,566	2,398	60,566	2,398
Agency MBS (2)	-	-	19,447	481	19,447	481
GSE (3)	9,250	121	47,494	1,696	56,744	1,817
States and political
subdivisions	14,303	20	5,615	254	19,918	274
Total fixed maturities	193,734	2,826	401,636	15,014	595,370	17,840
Common stock	4,664	312	-	-	4,664	312
Preferred stock	7,216	40	2,607	135	9,823	175
Total temporarily
impaired securities	$205,614	$3,178	$404,243	$15,149	$609,857	$18,327

(1)

Collateralized mortgage obligations (“CMO”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSE”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. If a decline in fair value is judged by management to be other- than-temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.  Based on management’s review of the portfolio, which considered these factors, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2007 and December 31, 2006. For the three months and six months ended June 30, 2007, the Company did not record any realized losses for other-than-temporary impairments.

Substantially all of the unrealized losses at June 30, 2007 and December 31, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at June 30, 2007 and December 31, 2006. At June 30, 2007 and December 31, 2006, a total of 102 and 76 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 80 and 76 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Note 5.

Other Investments

The Company had invested $8,288,000 at December 31, 2006 in Dolphin Limited Partnership – A ("DLP-A"), a domestic feeder fund for Dolphin Limited Partnership I L.P., a Delaware limited partnership. The Company liquidated its investment in DLP-A in February 2007. The Company's net investment income includes $46,000 for the two months ended February 28, 2007 and $(166,000) and $400,000 for the three and six months ended June 30, 2006, respectively, for its proportionate share of net income of DLP-A.

Note 6.

Acquisitions

The Company completed the following acquisitions in 2007. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. Pro forma results of operations for the three months and six months ended June 30, 2006, as though these acquisitions had been completed at the beginning of such period, have not been presented since the effect of the acquisitions was not material.

CA Marketing and Management Services, LLC

In January 2007, IHC Health Holdings Corp. ("IHC Health Holdings"), a wholly owned subsidiary of IHC, acquired 100% of the outstanding membership interests in CA Marketing and Management Services, LLC ("CAM") for a total purchase price of $3,500,000. Immediately thereafter, CAM was merged into IHC Health Solutions, Inc., a wholly owned subsidiary of IHC Health Holdings. The Company recorded goodwill of $640,000 and other intangible assets of $2,860,000 primarily for the fair value of agent and management services relationships, which is being amortized over a weighted average period of 9.06 years. CAM was previously 100% owned by a senior officer of IHC. The Audit Committee of the Board of Directors of IHC unanimously approved the transaction, and upon recommendation by the Audit Committee, it was unanimously approved by the Board of Directors.

Actuarial Management Corporation

Effective April 2, 2007, the Company acquired 100% of the outstanding shares of capital stock of Actuarial Management Corporation ("AMC") for a total purchase price of $5,000,000. The Company recorded goodwill of $4,324,000 and other intangible assets of $800,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 5.7 years. AMC is currently responsible for all actuarial aspects of the Company's fully insured health business. AMC was previously owned by an individual who became a senior officer of IHC prior to the acquisition.

Majestic Underwriters LLC

The Company purchased an additional 10.3% interest in Majestic Underwriters LLC ("Majestic"), effective as of June 30, 2007 and pursuant to terms set forth in the Limited Liability Company Agreement of Majestic, thereby increasing its controlling interest in the medical stop-loss MGU to 62.3%. The interest was purchased from an officer of Majestic for a total purchase price of $649,000 and was settled on July 2, 2007. In addition, AMIC holds a 23.0% interest in Majestic and the remaining 14.7% of minority interest is owned by a current senior officer of the MGU.

Note 7.

Goodwill and Other Intangible Assets

At June 30, 2007 and December 31, 2006, the Company had goodwill of $51,567,000 and $46,603,000, respectively, and other intangible assets (included in other assets in the Consolidated Balance Sheets) of $17,825,000 and $13,984,000 (which includes $1,308,000 capitalized software classified in Fixed Assets at December 31, 2006), respectively.  The change in the carrying amount of goodwill and other intangible assets for the six months of 2007 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2006	$46,603	$13,984
CAM acquisition	640	2,860
AMC acquisition	4,324	800
Capitalized software development	-	1,664
Amortization expense	-	(1,483)
Balance at June 30, 2007	$51,567	$17,825

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

Total share-based compensation expense was $357,000 and $372,000 for the three months ended June 30, 2007 and 2006, respectively, and $797,000 and $708,000 for the six months ended June 30, 2007 and 2006, respectively. Related tax benefits of $142,000 and $148,000 were recognized for the three months ended June 30, 2007 and 2006, respectively, and $318,000 and $282,000 for the six months ended June 30, 2007 and 2006, respectively.

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock.  These shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period.  There were 1,004,397 shares available for future option or restricted-stock grants under the shareholder-approved plans at June 30, 2007.  Substantially, all of these available shares relate to the Company’s 2006 Stock Incentive Plan that was approved by shareholders in June 2006.

The Company’s stock option activity for the six months ended June 30, 2007 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2006	858,351	$17.03
Granted	32,000	21.49
Exercised	(11,800)	11.08
June 30, 2007	878,551	17.27

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2007:

	Outstanding	Exercisable

Number of options	878,551	673,214
Weighted average exercise price per share	$17.27	$16.07
Aggregate intrinsic value for all options	$3,830,000	$3,743,000
Weighted average contractual term remaining	2.2 years	1.6 years

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. The weighted average grant-date fair-value of options granted during the first six months of 2007 and 2006 was $6.51 and $7.25 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the six month period ended June 30:

	2007	2006

Weighted-average risk-free interest rate	4.44%	4.93%
Annual dividend rate per share	$.05	$.05
Weighted-average volatility factor of the Company's common stock	30.3%	32.1%
Weighted-average expected term of options	4.5 years	4.5 years

Compensation expense of $211,000 and $287,000 was recognized in the three months ended June 30, 2007 and 2006, respectively, and $484,000 and $575,000 in the six months ended June 30, 2007 and 2006, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

The total intrinsic value of options exercised during the three month periods ended June 30, 2007 and 2006 was $104,000 and $3,767,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $127,000 and $4,071,000, respectively. Cash proceeds received from those options exercised during the three months ended June 30, 2007 and 2006 were $114,000 and $1,705,000, respectively. Cash proceeds received from those options exercised during the six months ended June 30, 2007 and 2006 were $131,000 and $1,782,000, respectively.

The Company issued 7,050 and 49,325 restricted stock awards during the six months ended June 30, 2007 and 2006, respectively, with weighted-average grant-date fair values of $20.67 and $22.20 per share, respectively. The total fair value of restricted stock that vested during the first six months of 2007 and 2006 was $372,000 and $26,000, respectively. Restricted stock expense was $99,000 and $86,000, for the three months ended June 30, 2007 and 2006, respectively and $192,000 and $133,000 for the six months ended June 30, 2007 and 2006, respectively.

The following table summarizes restricted stock activity for the six months ended June 30, 2007:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2006	50,325	$22.11
Granted	7,050	20.67
Vested	(16,906)	22.07
Forfeited	(1,660)	22.69
June 30, 2007	38,809	21.88

As of June 30, 2007, there was $1,326,000 and $727,000 of total unrecognized compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which will be recognized over the remaining requisite weighted-average service periods of 1.0 years and 1.9 years, respectively.

Note 9.

Income Taxes

The provision for income taxes shown in the Consolidated Statements of Operations was computed based on the Company's estimate of the effective tax rate expected to be applicable for the current fiscal year.

The deferred income tax benefit for the six months ended June 30, 2007 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $2,550,000, representing the increase in the related net deferred tax asset to $7,688,000 at June 30, 2007 from $5,138,000 at December 31, 2006

Note 10.

Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $4,138,000 and $4,195,000 for the six months ended June 30, 2007 and 2006, respectively. Cash payments for interest were $2,016,000 and $1,709,000 for the six months ended June 30, 2007 and 2006, respectively.

Note 11.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs). The comprehensive income (loss) for the three months and six months ended June 30, 2007 and 2006 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$3,929	$2,366	$8,531	$6,395
Unrealized gains (losses) arising
during the period, net of income taxes	(6,989)	(6,581)	(4,472)	(14,909)
Comprehensive income (loss)	$(3,060)	$(4,215)	$4,059	$(8,514)

Note 12.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and six months ended June 30, 2007 and 2006 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Medical Stop-Loss (A)	$41,867	$42,038	$83,726	$79,127
Fully Insured Health (B)	26,441	14,646	56,324	28,904
Group disability, life, annuities and DBL (C)	14,147	13,205	28,438	26,318
Individual life, annuities and other	15,770	15,959	32,350	31,352
Credit Life and disability	5,583	5,595	11,255	11,057
Corporate	731	(24)	1,097	1,084
	104,539	91,419	213,190	177,842
Net realized investment gains	582	50	1,002	467

	$105,121	$91,469	$214,192	$178,309

Income Before Income Taxes:
Medical Stop-Loss (A)	$3,556	$2,896	$8,103	$6,662
Fully Insured Health(B) (D)	(815)	(379)	(358)	127
Group disability, life, annuities and DBL (C)	1,618	1,204	2,953	1,706
Individual life, annuities and other	2,627	2,563	5,894	4,685
Credit Life and disability	239	(202)	(597)	(350)
Corporate	(543)	(1,620)	(1,899)	(1,792)
	6,682	4,462	14,096	11,038
Net realized investment gains and losses	582	50	1,002	467
Interest expense	(1,062)	(928)	(2,118)	(1,831)

	$6,202	$3,584	$12,980	$9,674

(A)

The amount includes equity income from AMIC of $348,000 and $183,000 for the three months ended June 30, 2007 and 2006, respectively and $680,000 and $359,000 for the six months ended June 30, 2007 and 2006, respectively.

(B)

The amount includes equity income from AMIC of $174,000 and $340,000 for the three months and six months ended June 30, 2007, respectively. In 2006, the equity income from AMIC in this line of business was insignificant.

(C)

The amount includes equity income from AMIC of $40,000 and $77,000 for the three months and six months ended June 30, 2007, respectively. In 2006, the equity income from AMIC in this line of business was insignificant.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $723,000 and $394,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,386,000 and $737,000 for the six months ended June 30, 2007 and 2006, respectively. Amortization expense for the other segments is insignificant.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission, and our unaudited Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters in which it owns a significant voting interest (“Affiliated MGUs”), Health Plan Administrators, Inc. (“HPA”), GroupLink Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Community America Insurance Services Inc. (“CAIS”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 48% equity interest in American Independence Corp. (NASDAQ:AMIC) which owns Independence American Insurance Company (“Independence American”) and several MGUs.

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

The following is a summary of key performance information and events:

•

Net income per share increased 62.5% to $.26 per share, diluted, or $3.9 million, for the three months ended June 30, 2007, and 30.2% to $.56 per share, diluted, or $8.5 million for the six months ended June 30, 2007, over the comparable three-month and six-month periods in 2006;

•

Consolidated investment yields of 5.6% and 5.5% for the three months and six months ended June 30, 2007 compared to 5.2% and 5.3% for the comparable periods in 2006;

•

Revenues of $105.1 million and $214.2 million for the three months and six months ended June 30, 2007, respectively,  representing increases of 14.9% and 20.1% over the respective three-month and six-month periods in 2006; primarily due to an increase in revenues from the Fully Insured Health segment and an increase in assumed premiums in the Medical Stop-Loss segment;

•

Book value of $15.50 per common share; a 1.8% increase from December 31, 2006;

•

Acquired CA Marketing and Management Services, LLC and merged this company with IHC Health Solutions, Inc. ("IHC Health Solutions") as of January 2, 2007;

•

Effective April 2, 2007, acquired Actuarial Management Corporation ("AMC"); and

•

Effective June 30, 2007, increased the Company's controlling interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss MGU, to 62.3% with the purchase of an additional 10.3% interest from a retired senior officer.

The following is a summary of key performance information by segment:

•

Income before taxes from the Medical Stop-Loss segment increased $.7 million for the three months ended June 30, 2007 and $1.4 million for the six months ended June 30, 2007, compared to the same periods in 2006 due to a combination of an increase in assumed premiums and a decrease in the Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses):

o

The Net Loss Ratio for the medical stop-loss line of business for the three months and six months ended June 30, 2007 was 97.4% and 94.3%, respectively, compared to 97.8% and 95.1% for the three months and six months ended June 30, 2006; respectively;

•

The Fully Insured Health segment reported a loss before taxes of $.8 million and $.4 million for the three months and six months ended June 30, 2007, respectively, as compared to a loss before taxes of $.4 million and income before taxes of $.1 million for the three months and six months ended June 30, 2006, respectively.

o

Premiums earned from this segment have increased $8.6 million and $21.1 million, respectively, for the three months and six months ended June 30, 2007 over the comparable periods in 2006. Included in the six-month results of 2007 is $1.3 million of adverse development on premiums earned in 2006 on certain fully insured programs and an increase of $.7 million of amortization expense from purchase accounting related to acquisitions.

•

Income before taxes from the Group disability, life annuities and DBL segment increased $.4 million for the three months ended June 30, 2007 and $1.3 million for the six months ended June 30, 2007, primarily due to lower loss ratios and improved experience;

•

Income before taxes from the Individual life, annuities and other segment remained flat for the three months ended June 30, 2007, and increased $1.2 million for the six months ended June 30, 2007, compared to the prior year as a result of an increase in other income primarily due to adjustments in settlement of a reinsurance agreement;

•

Income before taxes from the Credit life and disability segment increased $.4 million for the three months ended June 30, 2007. For the six months ended June 30,2007 the loss before taxes increased $.2 million, primarily due to higher death and disability claims;

•

Loss before taxes from the Corporate segment decreased $1.1 million for the three months ended June 30, 2007 primarily due to higher partnership income in the second quarter of 2007, and increased $.1 million for the six months ended June 30, 2007;

•

Net realized investment gains of $.6 million and $.1 for the second quarter ended June 30, 2007 and 2006, respectively, and $1.0 million and $.5 million for the six months ended June 30, 2007 and 2006, respectively; and

•

Premiums by principal product for the three months and six months 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Gross Direct and Assumed
Earned Premiums:	2007	2006	2007	2006

Medical Stop-Loss	$69,718	$70,993	$137,477	$133,293
Fully Insured Health	55,966	17,111	110,439	36,061
Group disability, life, annuities and DBL	20,338	19,543	40,542	40,421
Individual, life, annuities and other	7,727	8,369	15,914	16,404
Credit life and disability	5,690	5,616	11,359	11,116

	$159,439	$121,632	$315,731	$237,295

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Net Premiums Earned:	2007	2006	2007	2006

Medical Stop-Loss	$40,115	$39,987	$80,243	$75,350
Fully Insured Health	16,099	7,502	35,956	14,946
Group disability, life, annuities and DBL	11,431	10,810	22,971	21,675
Individual, life, annuities and other	7,072	7,655	14,561	14,995
Credit life and disability	5,427	5,336	10,900	10,612

	$80,144	$71,290	$164,631	$137,578

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, and Investments as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  During the six months ended June 30, 2007, there were no additions to or changes in the critical accounting policies disclosed in the 2006 Form 10-K.

Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net income was $3.9 million, or $.26 per share, diluted, for the three months ended June 30, 2007, an increase of $1.5 million compared to net income of $2.4 million, or $.16 per share, diluted, for the three months ended June 30, 2006. The Company's income before taxes increased $2.6 million to $6.2 million for the three months ended June 30, 2007 from $3.6 million for the three months ended June 30, 2006.  Information by business segment for the three months ended June 30, 2007 and 2006 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$40,115	971	348	433	27,871	-	10,440	$3,556
Fully Insured Health	16,099	156	174	10,012	12,158	48	15,050	(815)
Group disability,
life, annuities
and DBL	11,431	2,588	40	88	8,863	62	3,604	1,618
Individual life,
annuities and other	7,072	7,830	-	868	9,608	1,501	2,034	2,627
Credit life and
disability	5,427	145	-	11	2,141	1,198	2,005	239
Corporate	-	731	-	-	-	-	1,274	(543)
Sub total	$80,144	$12,421	$562	$11,412	$60,641	$2,809	$34,407	6,682

Net realized investment gains								582
Interest expense								(1,062)
Income before income taxes								6,202
Income taxes								(2,273)
Net income								$3,929

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$39,987	1,012	183	856	28,469	-	10,673	$2,896
Fully Insured Health	7,502	35	-	7,109	4,231	13	10,781	(379)
Group disability,
life, annuities
and DBL	10,810	2,283	-	112	7,772	42	4,187	1,204
Individual life,
annuities and
other	7,655	7,856	-	448	9,681	1,405	2,310	2,563
Credit life and
disability	5,336	232	-	27	2,468	1,211	2,118	(202)
Corporate	-	(16)	-	(8)	-	-	1,596	(1,620)
Sub total	$71,290	$11,402	$183	$8,544	$52,621	$2,671	$31,665	4,462

Net realized investment gains								50
Interest expense								(928)
Income before income taxes								3,584
Income taxes								(1,218)
Net income								$2,366

Premiums Earned

Total premiums earned grew $8.8 to $80.1 million in the second quarter of 2007 from $71.3 million in the comparable period of 2006. The increase is primarily due to the Fully Insured Health segment which had an $8.6 million increase in premiums in the second quarter of 2007 compared to the second quarter of 2006, comprised of a $5.9 million increase in small group premiums as a result of the acquisition of a block of business which transitioned to the Company's paper in the third quarter of 2006, a $.9 million increase in short-term medical premiums, a $.6 million increase in dental premiums primarily due to new business, and a $1.2 million increase due to new vision and limited medical products in 2007. Premiums earned by the other segments for the second quarter of 2007 were relatively comparable to the same period in 2006.

Net Investment Income

Total net investment income increased $1.0 million primarily due to slightly higher yields on the bond portfolio and higher partnership income in the second three months of 2007 compared to the same period in 2006, slightly offset by lower investable assets due to the acquisition of CAM and AMC. The overall investment yield was 5.6% and 5.2% in the second quarter of 2007 and 2006, respectively.

Net Realized Investment Gains

Net realized investment gains in the second quarter of 2007 increased $.5 million over the comparable period in 2006. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Equity Income

Equity income from AMIC in the second quarter of 2007 increased $.4 million compared to the second quarter of 2006 due to higher income earned by AMIC, as a result of new marketing relationships at AMIC in 2007 and improved medical stop-loss results.

Fee Income and Other Income

Fee income increased $2.6 million to $10.3 million in the second quarter of 2007 from $7.7 million in the second quarter of 2006 primarily due to an increase in administrative fees in the Fully Insured Health segment of $1.4 million earned by IAC in addition to $.9 million of fees earned by IHC Health Solutions, Inc. and AMC as a result of their acquisitions by the Company in 2007.

Total other income increased $.3 million in the second quarter of 2007 to $1.1 million from $.8 million in the second quarter of 2006 primarily due to adjustments in 2007 in settlement of a reinsurance agreement.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $8.0 million. The increase is mainly due to: (i) an increase of $8.0 million in the Fully Insured Health segment primarily due to the increase in volume and adverse development of $.4 million related to the 2006 year as described below; (ii) an increase of $1.1 million in the Group segment primarily due to higher loss ratios in the group disability lines of business; (iii) a decrease of $.6 million in the Medical Stop-Loss segment primarily resulting from a decrease in Net Loss

Ratios to 97.4% in the second quarter of 2007 as compared to 97.8% for the second quarter of 2006; and (iv) a $.5 million decrease in all other lines.

The adverse development in our Fully Insured Health segment is largely related to overestimating the value of certain new initiatives started in 2006 intended to manage and reduce claims costs, including medical care management services to insureds, negotiation of out-of-network claims, and auditing provider bills ("Cost Containment Program") and underestimating in 2006 the seasonality patterns that are a result of an increasing percent of the business having high deducible health plans (“HDHPs”).    Although this cost containment program did have a positive impact on the results of the small group major medical line, in the first six months of 2007 the Company determined that the impact was not as large as it had anticipated when setting reserves in 2006.  HDHPs have fewer claims in the first quarter of a plan year and higher claims in the last quarter of the plan year. Primarily as a result of these two factors during 2006, the Company believed that its small group block of business had significantly better loss ratios than have now been determined.

  Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs was relatively unchanged.

Interest Expense on Debt

Interest expense increased $.2 million, primarily due to a $2.5 million increase in outstanding debt under a line of credit from $12.5 million to $15.0 million during the third quarter of 2006. The interest rate paid on that line was 6.65% in 2007 compared to 3.96% in 2006.  In addition, the interest rate on $12.4 million of floating rate junior subordinated debt averaged 9.4% in the second quarter of 2007 as compared to 9.0% in the second quarter of 2006.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $2.7 million in the second quarter of 2007 as compared to the second quarter of 2006. The increase is primarily due to (i) a $4.3 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to (a) $1.8 million from the acquisitions of CAM  and AMC in 2007; (b) an overall increase in operating costs of $2.2 million (reported as SGA expense as described below); and (c) an increase of $.3 million in amortization expense as a result of purchase accounting; (ii) a $.6 million decrease in the Group segment; (iii) a $.3 million decrease in the Individual and other segment; and (iv) a $.3 million decrease in other corporate expenses.

 The higher operating expenses in our fully insured line is largely attributable to (i) the costs of development and implementation for the new fully insured programs being initiated in 2006 and 2007 and (ii) higher costs of implementing new administration systems. Costs associated with new programs include product development, pricing, product filing and staffing, and are often incurred during a three to twelve month period prior to the effective date of the first policy sold.

Income Taxes

Income tax expense increased $1.1 million to $2.3 million for the quarter ended June 30, 2007 from $1.2 million for the second quarter of 2006 primarily due to the increase in pre-tax income in 2007.  The effective tax rates were 36.6% and 34.0% for the second quarter of 2007 and 2006, respectively. The increase in the effective tax rate is primarily due to less dividend received deductions and less tax exempt interest in the second quarter of 2007 compared to the same period in 2006.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net income was $8.5 million, or $.56 per share, diluted, for the six months ended June 30, 2007, an increase of $2.1 million compared to net income of $6.4 million, or $.43 per share, diluted, for the six months ended June 30, 2006. The Company's income before taxes increased $3.3 million to $13.0 million for the six months ended June 30, 2007 from $9.7 million for the six months ended June 30, 2006.  Information by business segment for the six months ended June 30, 2007 and 2006 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$80,243	1,889	680	914	54,754	-	20,869	$8,103
Fully Insured Health	35,956	268	340	19,760	25,911	137	30,634	(358)
Group disability,
life, annuities
and DBL	22,971	5,182	77	208	17,529	70	7,886	2,953
Individual life,
annuities and
other	14,561	15,681	-	2,108	19,349	2,712	4,395	5,894
Credit life and
disability	10,900	338	-	17	5,377	2,381	4,094	(597)
Corporate	-	1,097	-	-	-	-	2,996	(1,899)
Sub total	$164,631	24,455	$1,097	$23,007	$122,920	$5,300	$70,874	14,096

Net realized investment gains								1,002
Interest expense								(2,118)
Income before income taxes								12,980
Income taxes								(4,449)
Net income								$8,531

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$75,350	1,782	359	1,636	52,589	-	19,876	$6,662
Fully Insured Health	14,946	65	-	13,893	8,738	76	19,963	127
Group disability,
life, annuities
and DBL	21,675	4,418	-	225	16,993	81	7,538	1,706
Individual life,
annuities and
other	14,995	15,581	-	776	19,498	2,636	4,533	4,685
Credit life and
disability	10,612	403	-	42	4,983	2,396	4,028	(350)
Corporate	-	1,084	-	-	-	-	2,876	(1,792)
Sub total	$137,578	$23,333	$359	$16,572	$102,801	$5,189	$58,814	11,038

Net realized investment gains								467
Interest expense								(1,831)
Income before income taxes								9,674
Income taxes								(3,279)
Net income								$6,395

Premiums Earned

Total premiums earned grew $27.0 million to $164.6 million in the first six months of 2007 from $137.6 million in the comparable period of 2006. The increase is primarily due to: (i) the Fully Insured Health segment which increased $21.1 million in the first six months of 2007 compared to the first six months of 2006 (comprised of a $14.4 million increase in small group premiums as a result of the acquisition of a block of business which transitioned to the Company's paper in the third quarter of 2006, a $3.6 million increase in short-term medical premiums, a $.9 million increase in dental premiums primarily due to new business, and a $2.2 million increase due to new vision and limited medical products in 2007); and (ii) the Medical Stop-Loss segment which increased $4.8 million primarily due to an increase in assumed business.

Net Investment Income

Total net investment income increased $1.2 million primarily due to slightly higher yields on the bond portfolio in the first six months of 2007 compared to the same period in 2006, slightly offset by lower investable assets due to the acquisitions of CAM and AMC. The overall investment yield was 5.5% and $5.3% in the first six months of 2007 and 2006, respectively.

Net Realized Investment Gains

Net realized investment gains increased $.5 million in the first six months of 2007 compared to the same period in 2006. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Equity Income

Equity income from AMIC increased $.7 million in the first six months of 2007 compared to 2006 due to higher income earned by AMIC, as a result of new marketing relationships at AMIC in 2007 and improved medical stop-loss results.

Fee Income and Other Income

Fee income increased $5.4 million to $20.5 million in the first six months of 2007 from $15.1 million in the first six months of 2006 primarily due to an increase in administrative fees in the Fully Insured Health segment of $3.4 million earned by IAC in addition to $1.5 million of fees earned by IHC Health Solutions, Inc. and AMC as a result of their acquisitions by the Company in 2007.

Total other income increased $1.0 million in the first six months of 2007 to $2.5 million from $1.5 million in the first six months of 2006 primarily due to adjustments in 2007 in settlement of a reinsurance agreement.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $20.1 million. The increase is due to: (i) an increase of $17.2 million in the Fully Insured Health segment primarily due to the increase in volume and adverse development of $1.3 million related to the 2006 year as described above; and (ii) an increase of $2.2 million in the Medical Stop-Loss segment primarily resulting from increased premiums offset by a decrease in Net Loss Ratios to 94.3% in the first six months of 2007 as compared to 95.1% for the first six months of 2006.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs was relatively unchanged.

Interest Expense on Debt

Interest expense increased $.3 million, primarily due to a $2.5 million increase in outstanding debt under a line of credit from $12.5 million to $15.0 million during the third quarter of 2006. The interest rate paid on that line was 6.65% in 2007 compared to 3.96% in 2006.  In addition, the interest rate on $12.4 million of floating rate junior subordinated debt averaged 9.3% in the first six months of 2007 as compared to 8.7% in the first six months of 2006.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $12.1 million in the first six months of 2007 as compared to the first six months of 2006. The increase is primarily due to (i) an $10.6 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to (a) $1.6 million of increased commissions due to the higher volume of business; (b) $2.7 million from the acquisition of CAM and AMC; (c) an overall increase in operating costs of $5.6 million (reported as SGA expense, as previously described); and (d) a $.7 million increase in amortization expense as a result of purchase accounting; and (ii) a $1.0 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to higher volume.

Income Taxes

Income tax expense increased $1.1 million to $4.4 million for the six months ended June 30, 2007 from $3.3 million for the first six months of 2006 primarily due to the increase in pre-tax income in 2007.  The effective tax rates were 34.3% and 33.9% for the first six months of 2007 and 2006, respectively.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations. The Company reported a net use of cash from operations of $2.1 million primarily due to an increase in due and unpaid premiums.

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

BALANCE SHEET

Total investments and cash and cash equivalents decreased $18.5 million during the six months ended June 30, 2007 largely due to $8.4 million in cash used for acquisitions and an increase of $8.1 million in unrealized losses on available for sale securities, partially offset by a $1.0 million decrease in amounts due from and to brokers.

The Company had net receivables from reinsurers of $76.7 million at June 30, 2007. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2007.

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

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	June 30,	December 31,
	2007	2006

Medical Stop-Loss	$84,096	$86,265
Fully Insured Health	37,295	14,526
Group Disability	68,695	64,786
Credit A&H	7,331	7,426
Individual A&H and Other	9,960	9,452

	$207,377	$182,455

The $4.3 million increase in total stockholders' equity in the first six months of 2007 is primarily due to $8.5 million in net income offset by a $4.5 million increase in net unrealized losses on investments.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 87.5% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at June 30, 2007. Also at such date, approximately 99.0% of the Insurance Group's fixed maturities were investment-grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2007, approximately 1.0% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at June 30, 2007. The Company's mortgage security portfolio has no exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any losses for other-than-temporary impairments for the three months or six months ended June 30, 2007. In 2006, the Company recorded a realized loss of $247,000 for other-than-temporary impairments in the three months and six months ended June 30.

The Company's gross unrealized losses on fixed maturities totaled $25.1 million at June 30, 2007. Substantially all of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2007.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash-flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2007, is not materially different from that reported in the schedule of such obligations at December 31, 2006 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

The Company has chosen to carry all of its debt securities as available-for-sale. In the first six months of 2007, the Company experienced an increase in net unrealized losses of $8.4 million which, net of deferred tax benefits of $2.5 million and net of deferred policy acquisition costs of $1.4 million, reduced stockholders' equity by $4.5 million (reflecting net unrealized losses of $13.8 million at June 30, 2007 compared to net unrealized losses of $9.3 million at December 31, 2006). From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

For 2007, IHC’s business plan is for its two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") to: (i) continue to expand into the fully insured health sector with particular emphasis on transactions that leverage IHC’s vertically integrated strategy of generating fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (ii) continue to improve the profitability of their core lines of business, while expanding distribution, (iii) diversify the distribution of their life and disability products, and (iv) acquire blocks of life and annuity business, and blocks of fully insured health and dental to the extent opportunities arise.  The following summarizes IHC's outlook for the remainder of the year given the results of the second quarter of 2007 by segment:

 Fully Insured Health

IHC completed the acquisition of Actuarial Management Corp. in the second quarter of 2007.  This acquisition will not only bring in-house the actuarial expertise necessary to maintain the profitability of the Fully Insured Health segment, but will add another source of fee income and potentially profit commission.

o

Based on premiums written in the second quarter of 2007, the Company believes that by the end of 2007, on an annualized basis, its fully insured health premiums will equal or exceed those generated by its medical stop-loss line.   As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its fully insured health business will continue to grow rapidly and yield profitable underwriting results. In addition, the Company has expended significant time and money in bringing to market eight new programs that will start to produce significant premiums in 2008. Although, as demonstrated by the reserve strengthening in the second quarter of 2007, the Fully Insured Health segment results may change on a quarterly basis, in general, this segment tends to be less volatile and cyclical in nature than medical stop-loss business on an annual basis. High deductible health plans (“HDHPs”), which are an increasing portion of the small group major medical line, have fewer claims in the first quarter of a plan year and higher claims in the last quarter of the plan year, which will result in fluctuations in quarterly results.

Medical Stop-Loss

The medical stop-loss market began to "soften" in 2003, and less favorable conditions continued through 2006. Despite these market conditions, the Company recorded Net Loss Ratios of 94.3% and 95.1% for the six months ended June 30, 2007 and 2006, respectively, and 95.2% for the year ended December 31, 2006 from its medical stop-loss line. While still profitable, the Company did not consider the Net Loss Ratio for such years to be acceptable. In 2005, and throughout 2006, the Company increased rates and made changes in its underwriting guidelines in response to the results of its underwriting audits.  Based on currently available information, business incepting in 2006, of which a material portion will be earned and recorded in 2007, is projected to achieve a Net Loss Ratio that is meaningfully lower than that of business incepting in 2005, just as the Net Loss Ratio on business incepting in 2005 was meaningfully lower than that of business incepting in 2004. The Company does not anticipate significant growth or shrinkage in medical stop-loss.

Group Disability, Life, Annuities and DBL

The Company anticipates modest growth in its group disability, life, annuities and DBL segment.

Individual Life, Annuities and Other

IHC did not acquire any life or annuity blocks in the second quarter of 2007, but will continue to consider financially viable life and annuity acquisition opportunities during the remainder of 2007.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2007 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2006 included in Item 7A of the Company’s Annual Report on Form 10-K. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since many of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies were issued by liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. For the remaining policies that exhibit the typical interest sensitive characteristics, the Company manages the risk by adjusting crediting interest rates and monitoring the surrender rates.  Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional unrealized gains in its investment portfolio to help offset the future reduction of investment income.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of June 30, 2007, 42,621 shares were still authorized to be repurchased under the plan. Share repurchases during the second quarter of 2007 are summarized as follows:

2007
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	-	-	51,522
May	-	-	51,522
June	8,901	20.21	42,621

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on June 22, 2007, the following seven nominees were re-elected for one-year terms on the Board of Directors:

Larry R. Graber, Allan C. Kirkman, John L. Lahey, Steven B. Lapin, Edward Netter, James G. Tatum, Roy T.K. Thung.

The vote on the election of the above nominees was:

For

At least 13,552,317 shares

Withheld

No more than 415,471 shares

In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2007 was ratified by a vote of 13,939,456 shares for, 26,414 shares against, and 1,918 shares abstaining.  There were no broker non-votes.

ITEM 5.

OTHER INFORMATION

Not applicable

ITEM 6.

EXHIBITS

10.1

Executive Employment Agreement, dated as of April 1, 2007, by and between Independence Holding Company and Bernon R. Erickson, Jr.

10.2

Amendment No. 3 to Employment Agreement, dated as of August 7, 2007, by and between Independence Holding Company and Mr. Scott M. Wood.

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

August 9, 2007

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

August 9, 2007

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer