Form 10-Q
period 2007-09-30
INDEPENDENCE HOLDING CO
filed 2007-11-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer [ ] Accelerated Filer [ X ] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 6, 2007
Common stock, $ 1.00 par value	15,209,171 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -	4
September 30, 2007 (Unaudited) and December 31, 2006

Consolidated Statements of Operations -	5
Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

Consolidated Statements of Cash Flows -	6
Nine Months Ended September 30, 2007 and 2006 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$10,677	$9,910
Securities purchased under agreements to resell	18,805	68,849
Fixed maturities	668,339	665,340
Equity securities	93,595	60,043
Other investments	46,117	55,034

Total investments	837,533	859,176

Cash and cash equivalents	8,487	17,543
Due from securities brokers	1,191	660
Investment in American Independence Corp. ("AMIC")	40,220	39,942
Deferred acquisition costs	53,922	55,021
Due and unpaid premiums	61,166	23,860
Due from reinsurers	129,056	111,476
Premium and claim funds	55,827	51,244
Notes and other receivables	16,074	13,994
Goodwill	52,088	46,603
Other assets	52,071	40,165

Total assets	$1,307,635	$1,259,684

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$218,547	$175,048
Insurance reserves-life and annuity	248,967	252,860
Funds on deposit	382,845	387,757
Unearned premiums	19,644	19,982
Policy claims-health	2,119	7,407
Policy claims-life	10,371	6,799
Other policyholders' funds	18,022	18,299
Due to securities brokers	3,546	-
Due to reinsurers	43,256	38,109
Accounts payable, accruals and other liabilities	80,888	69,127
Debt	12,500	15,000
Junior subordinated debt securities	38,146	38,146

Total liabilities	1,078,851	1,028,534

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,342,031 and 15,293,862 shares issued, respectively;
15,204,271 and 15,175,467 shares outstanding, respectively	15,342	15,294
Paid-in capital	99,257	97,873
Accumulated other comprehensive loss	(12,438)	(9,302)
Treasury stock, at cost, 137,760 and 118,395 shares,
respectively	(2,626)	(2,237)
Retained earnings	129,249	129,522

Total stockholders' equity	228,784	231,150

Total liabilities and stockholders' equity	$1,307,635	$1,259,684

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES:
Premiums earned:
Health	$72,950	$60,711	$214,892	$176,495
Life and annuity	10,603	10,840	33,292	32,634
Net investment income	11,345	11,855	35,800	35,188
Fee income	11,007	8,791	31,540	23,904
Net realized investment gains	471	253	1,473	720
Equity income (loss) from AMIC	(696)	47	401	406
Other income	534	597	3,008	2,056

	106,214	93,094	320,406	271,403

EXPENSES:
Insurance benefits, claims and reserves:
Health	63,705	38,673	160,566	115,763
Life and annuity	13,262	13,693	39,321	39,404
Selling, general and administrative
expenses	38,521	31,716	109,395	90,530
Amortization of deferred
acquisitions costs	2,966	2,352	8,266	7,541
Interest expense on debt	1,051	990	3,169	2,821

	119,505	87,424	320,717	256,059

Income (loss) before income taxes	(13,291)	5,670	(311)	15,344
Income tax expense (benefit)	(4,868)	1,601	(419)	4,880

Net income (loss)	$(8,423)	$4,069	$108	$10,464

Basic income (loss) per common share	$(.55)	$.27	$.01	$.71

Weighted average shares outstanding	15,195	15,028	15,190	14,797

Diluted income (loss) per common share	$(.55)	$.27	$.01	$.69

Weighted average diluted shares
outstanding	15,195	15,235	15,302	15,117

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September
	2007	2006
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$108	$10,464
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	8,266	7,541
Net realized investment gains	(1,473)	(720)
Equity income from AMIC and other equity method investments	(726)	(1,169)
Depreciation and amortization	3,521	2,013
Share-based compensation expenses	1,163	1,136
Deferred tax expense	(870)	283
Other	646	982
Changes in assets and liabilities:
Net sales of trading securities	516	705
Change in insurance liabilities	31,140	(20,134)
Deductions from (additions to) deferred acquisition costs, net	(6,781)	322
Change in net amounts due from and to reinsurers	(12,434)	15,958
Change in premium and claim funds	(4,583)	(9,821)
Change in income tax liability	(6,217)	(643)
Change in due and unpaid premiums	(37,306)	1,128
Change in other assets	(3,402)	(404)
Change in other liabilities	13,065	3,150
Net change in cash from operating activities	(15,367)	10,791

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	3,015	(140)
Net (purchases) sales of short-term investments	(678)	8,178
Net (purchases) sales of securities under resale and repurchase agreements	50,044	(830)
Sales of equity securities	47,388	88,613
Purchases of equity securities	(82,590)	(94,843)
Sales of fixed maturities	183,652	184,973
Maturities and other repayments of fixed maturities	37,758	33,775
Purchases of fixed maturities	(227,438)	(210,700)
Sales of other investments	13,334	3,611
Additional investments in other investments, net of distributions	(4,092)	(1,836)
Cash paid in acquisitions of companies, net of cash acquired	(9,034)	(20,950)
Cash paid in purchases of policy blocks	-	(224)
Change in notes and other receivables	(1,692)	(3,456)
Other	(1,278)	(4,735)
Net change in cash from investing activities	8,389	(18,564)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	2,500
Repurchases of common stock	(398)	(670)
Increase in long-term debt	-	2,500
Repayment of long-term debt	(2,500)	-
Exercises of common stock options	309	2,119
Excess tax benefits from exercise of stock options	48	1,252
Proceeds of investment-type insurance contracts	1,223	9,361
Dividends paid	(760)	(730)
Net change in cash from financing activities	(2,078)	16,332

Net change in cash and cash equivalents	(9,056)	8,559
Cash and cash equivalents, beginning of year	17,543	12,659

Cash and cash equivalents, end of period	$8,487	$21,218

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 54% of IHC's outstanding common stock at September 30, 2007.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be anticipated for the entire year.

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

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2006, Standard Security Life and Madison National Life ceded to Independence American an average of 22% of their medical stop-loss business, 10% of certain of their fully insured health business and 20% of their New York Statutory Disability business. IHC owned 48% of AMIC's outstanding common stock at September 30, 2007 and December 31, 2006, which was purchased in various transactions from 2002 through 2005. IHC accounts for its investment in AMIC under the equity method. At September 30, 2007 and December 31, 2006, IHC's investment in AMIC had a total carrying value of $44,690,000 and $44,412,000, respectively, including goodwill of $4,470,000 at both dates. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates. At September 30, 2007 and December 31, 2006, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $41,388,000 and $43,866,000, respectively.

For the three months ended September 30, 2007 and 2006, IHC recorded equity income (loss) of $(696,000) and $47,000, respectively, from its investment in AMIC, representing IHC's proportionate share of AMIC’s income (loss) based on its ownership interests during those periods. IHC's equity income (loss) from AMIC for the nine months ended September 30, 2007 and 2006 was $401,000 and $406,000, respectively. AMIC paid no dividends on its common stock in the three-month and nine-month periods ended September 30, 2007 and 2006.

IHC and its subsidiaries earned $188,000 and $138,000 for the quarters ended September 30, 2007 and 2006, respectively, and $568,000 and $394,000 for the nine months ended September 30, 2007 and 2006, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided by IHC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $16,226,000 and $14,279,000 for the three months ended September 30, 2007 and 2006, respectively, and $52,381,000 and $41,527,000 for the nine months ended September 30, 2007 and 2006, respectively.  Benefits to policyholders on business ceded to AMIC were $14,084,000 and $10,398,000, in the third quarter of 2007 and 2006, respectively, and $39,217,000 and $29,164,000 for the nine months ended September 30, 2007 and 2006, respectively.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC. IHC recorded net commission expense of $995,000 and $1,281,000 in the third quarter of 2007 and 2006, respectively, and $3,069,000 and $3,866,000 for the nine months ended September 30, 2007 and 2006, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $19,580,000 and $15,324,000; Other assets $7,457,000 and $5,971,000; and Other liabilities $40,000 and $518,000.

Note 3.

Income (Loss) Per Common Share

Included in the diluted income per share calculations are 207,000 shares for the three months ended 2006, and 112,000 and 320,000 shares for the nine months ended September 30, 2007 and 2006, respectively, from the assumed dilution due to the exercise of options and vesting of restricted stock, using the treasury stock method. For the third quarter of 2007, such shares were deemed anti-dilutive. Net income does not change as a result of the assumed dilution.

Note  4.

Investments

The following tables summarize, for all securities in an unrealized loss position at September 30, 2007 and December 31, 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2007	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$65,709	$2,345	$195,223	$10,138	$260,932	$12,483
CMO and ABS (1)	59,302	943	77,101	2,640	136,403	3,583
U.S. Government
obligations	-	-	30,768	537	30,768	537
Agency MBS (2)	23,662	108	16,759	548	40,421	656
GSE (3)	33,330	168	45,173	1,701	78,503	1,869
States and political
subdivisions	25,684	517	5,609	241	31,293	758
Total fixed
maturities	207,687	4,081	370,633	15,805	578,320	19,886
Common stock	7,195	993	-	-	7,195	993
Preferred stock	58,929	2,708	4,817	299	63,746	3,007
Total temporarily
impaired securities	$273,811	$7,782	$375,450	$16,104	$649,261	$23,886

	Less than 12 Months		12 Months or Longer			Total

	Fair	Unrealized	Fair	Unrealized		Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses		Value	Losses
	(In thousands)
					`
Corporate securities	$115,055	$2,255	$194,932	$7,896		$309,987	$10,151
CMO and ABS (1)	55,126	430	73,582	2,289		128,708	2,719
U.S. Government
obligations	-	-	60,566	2,398		60,566	2,398
Agency MBS (2)	-	-	19,447	481		19,447	481
GSE (3)	9,250	121	47,494	1,696		56,744	1,817
States and political
subdivisions	14,303	20	5,615	254		19,918	274
Total fixed maturities	193,734	2,826	401,636	15,014		595,370	17,840
Common stock	4,664	312	-	-		4,664	312
Preferred stock	7,216	40	2,607	135		9,823	175
Total temporarily
impaired securities	$205,614	$3,178	$404,243	$15,149		$609,857	$18,327

(1)

Collateralized mortgage obligations (“CMO”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSE”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. If a decline in fair value is judged by management to be other- than-temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.  Based on management’s review of the portfolio, which considered these factors, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2007 and December 31, 2006. For the three months and nine months ended September 30, 2007, the Company did not record any realized losses for other-than-temporary impairments.

Substantially all of the unrealized losses at September 30, 2007 and December 31, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at September 30, 2007 and December 31, 2006. At September 30, 2007 and December 31, 2006, a total of 96 and 76 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 84 and 76 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Note 5.

Other Investments

The Company had invested $8,288,000 at December 31, 2006 in Dolphin Limited Partnership – A ("DLP-A"), a domestic feeder fund for Dolphin Limited Partnership I L.P., a Delaware limited partnership. The Company liquidated its investment in DLP-A in February 2007. The Company's net investment income includes $46,000 for the two months ended February 28, 2007 and nine months ended September 30, 2007, and $57,000 and $457,000 for the three and nine months ended September 30, 2006, respectively, for its proportionate share of net income of DLP-A.

Note 6.

Acquisitions

The Company completed the following acquisitions in 2007. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. Pro forma results of operations for the three months and nine months ended September 30, 2006, as though these acquisitions had been completed at the beginning of such period, have not been presented since the effect of the acquisitions was not material.

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

Majestic Underwriters LLC

The Company purchased an additional 10.3% interest in Majestic Underwriters LLC ("Majestic"), effective as of June 30, 2007 and pursuant to terms set forth in the Limited Liability Company Agreement of Majestic, thereby increasing its controlling interest in the medical stop-loss MGU to 62.3%. The interest was purchased from an officer of Majestic for a total purchase price of $649,000 and was settled on July 2, 2007. The Company recorded goodwill of $521,000 and other intangible assets of $62,000 for the fair value of broker relationships, which is being amortized over 10.0 years. In addition, AMIC holds a 23.0% interest in Majestic and the remaining 14.7% of minority interest is owned by a current senior officer of the MGU.

Note 7.

Goodwill and Other Intangible Assets

At September 30, 2007 and December 31, 2006, the Company had goodwill of $52,088,000 and $46,603,000, respectively, and other intangible assets (included in other assets in the Consolidated Balance Sheets) of $17,802,000 and $13,984,000 (which includes $1,308,000 capitalized software classified in Fixed Assets at December 31, 2006), respectively.  The change in the carrying amount of goodwill and other intangible assets for the nine months of 2007 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2006	$46,603	$13,984
CAM acquisition	640	2,860
Majestic acquisition	521	62
AMC acquisition	4,324	800
Capitalized software development	-	2,364
Amortization expense	-	(2,268)
Balance at September 30, 2007	$52,088	$17,802

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

Total share-based compensation expense was $366,000 and $428,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,163,000 and $1,136,000 for the nine months ended September 30, 2007 and 2006, respectively. Related tax benefits of $146,000 and $171,000 were recognized for the three months ended September 30, 2007 and 2006, respectively, and $464,000 and $453,000 for the nine months ended September 30, 2007 and 2006, respectively.

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period. Exercise prices of SARs are equal to the quoted market price of the shares at the date of grant and have three year vesting periods. There were 990,300 shares available for future stock-based compensation grants under the shareholder-approved plans at September 30, 2007.  Substantially, all of these available shares relate to the Company’s 2006 Stock Incentive Plan that was approved by shareholders in June 2006.

The Company’s stock option activity for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2006	858,351	$17.03
Granted	32,000	21.49
Exercised	(28,040)	11.02
September 30, 2007	862,311	17.39

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2007:

	Outstanding	Exercisable

Number of options	862,311	656,974
Weighted average exercise price per share	$17.39	$16.20
Aggregate intrinsic value of options	$3,141,000	$2,983,000
Weighted average contractual term remaining	1.9 years	1.4 years

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. The weighted average grant-date fair-value of options granted during the first nine months of 2007 and 2006 was $6.51 and $7.25 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the nine month period ended September 30:

	2007	2006

Weighted-average risk-free interest rate	4.44%	4.93%
Annual dividend rate per share	$.05	$.05
Weighted-average volatility factor of the Company's common stock	30.3%	32.1%
Weighted-average expected term of options	4.5 years	4.5 years

Compensation expense of $176,000 and $264,000 was recognized in the three months ended September 30, 2007 and 2006, respectively, and $660,000 and $839,000 in the nine months ended September 30, 2007 and 2006, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

The total intrinsic value of options exercised during the three month periods ended September 30, 2007 and 2006 was $141,000 and $536,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $268,000 and $4,607,000, respectively. Cash proceeds received from those options exercised during the three months ended September 30, 2007 and 2006 were $178,000 and $337,000, respectively. Cash proceeds received from those options exercised during the nine months ended September 30, 2007 and 2006 were $309,000 and $2,119,000, respectively.

The Company issued 7,050 and 49,325 restricted stock awards during the nine months ended September 30, 2007 and 2006, respectively, with weighted-average grant-date fair values of $20.67 and $22.20 per share, respectively. The total fair value of restricted stock that vested during the first nine months of 2007 and 2006 was $372,000 and $26,000, respectively. Restricted stock expense was $102,000 and $93,000, for the three months ended September 30, 2007 and 2006, respectively and $294,000 and $226,000 for the nine months ended September 30, 2007 and 2006, respectively.

The following table summarizes restricted stock activity for the nine months ended September 30, 2007:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2006	50,325	$22.11
Granted	7,050	20.67
Vested	(16,906)	22.07
Forfeited	(1,660)	22.69
September 30, 2007	38,809	21.88

As of September 30, 2007, there was $1,150,000 and $625,000 of total unrecognized compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which will each be recognized over the remaining requisite weighted-average service periods of 1.6 years.

The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. Included in Other Liabilities on the Company's Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 are $252,000 and $143,000, respectively, pertaining to SARs and other share-based performance awards.

Note 9.

Debt

On August 22, 2007, the Company made a $2,500,000 principal repayment on its outstanding line of credit with a commercial bank reducing both the outstanding balance and the available credit line from $15,000,000 to $12,500,000 in accordance with the terms of the credit agreement, as amended.

Note 10.

Income Taxes

The provision (benefit) for income taxes shown in the Consolidated Statements of Operations was computed based on the Company's actual results which approximates the effective tax rate expected to be applicable for the balance of the current fiscal year in accordance with the consolidated life/non-life group income tax regulations. Such regulations adopt a subgroup method to determining consolidated taxable income, whereby taxable income is determined separately for the life insurance company group and the non-life insurance company group.

The deferred income tax benefit for the nine months ended September 30, 2007 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $1,816,000, representing the increase in the related net deferred tax asset to $6,954,000 at September 30, 2007 from $5,138,000 at December 31, 2006.

Note 11.

Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $6,153,000 and $4,220,000 for the nine months ended September 30, 2007 and 2006, respectively. Cash payments for interest were $3,020,000 and $2,638,000 for the nine months ended September 30, 2007 and 2006, respectively.

Note 12.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs). The comprehensive income (loss) for the three months and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(8,423)	$4,069	$108	$10,464
Unrealized gains (losses) arising
during the period, net of income taxes	1,337	11,580	(3,136)	(3,329)
Comprehensive income (loss)	$(7,086)	$15,649	$(3,028)	$7,135

Note 13.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and nine months ended September 30, 2007 and 2006 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Medical Stop-Loss (A)	$46,017	$42,165	$129,743	$121,292
Fully Insured Health (B)	28,102	16,251	84,426	45,155
Group disability, life, annuities and DBL (C)	12,646	13,203	41,084	39,521
Individual life, annuities and other	13,939	15,208	46,289	46,560
Credit Life and disability	5,649	5,750	16,905	16,807
Corporate	(610)	264	486	1,348
	105,743	92,841	318,933	270,683
Net realized investment gains	471	253	1,473	720

	$106,214	$93,094	$320,406	$271,403

Income (Loss) Before Income Taxes:
Medical Stop-Loss (A)	$(10,773)	$2,954	$(2,870)	$9,616
Fully Insured Health(B) (D)	(794)	(134)	(1,353)	(7)
Group disability, life, annuities and DBL (C)	655	2,819	4,009	4,525
Individual life, annuities and other	807	2,375	6,702	7,060
Credit Life and disability	(193)	(139)	(791)	(489)
Corporate	(2,413)	(1,468)	(4,312)	(3,260)
	(12,711)	6,407	1,385	17,445
Net realized investment gains	471	253	1,473	720
Interest expense	(1,051)	(990)	(3,169)	(2,821)

	$(13,291)	$5,670	$(311)	$15,344

(A)

The amount includes equity income (loss) from AMIC of $(432,000) and $47,000 for the three months ended September 30, 2007 and 2006, respectively, and $249,000 and $406,000 for the nine months ended September 30, 2007 and 2006, respectively.

(B)

The amount includes equity income (loss) from AMIC of $(216,000) and $124,000 for the three months and nine months ended September 30, 2007, respectively. In 2006, the equity income (loss) from AMIC in this line of business was insignificant.

(C)

The amount includes equity income (loss) from AMIC of $(48,000) and $28,000 for the three months and nine months ended September 30, 2007, respectively. In 2006, the equity income (loss) from AMIC in this line of business was insignificant.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $736,000 and $435,000 for the three months ended September 30, 2007 and 2006, respectively, and $2,122,000 and $1,172,000 for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense for the other segments is insignificant.

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

The following is a summary of key performance information and events:

•

Net income (loss) of $(8.4) million or $(.55) per share, for the three months ended September 30, 2007 and $.1 million or $.01 per share, diluted, for the nine months ended September 30, 2007. This loss is primarily attributable to reserve strengthening of $14.9 million, before income taxes, or $10.5 million after taxes, in the Medical Stop-Loss segment as more fully described in the Reserve Strengthening discussion under Results of Operations for the Three Months Ended September 30, 2007;

•

Consolidated investment yields of 5.2% and 5.4% for the three months and nine months ended September 30, 2007 compared to 5.3% for both of the comparable periods in 2006;

•

Revenues of $106.2 million and $320.4 million for the three months and nine months ended September 30, 2007, respectively,  representing increases of 14.1% and 18.1% over the respective three-month and nine-month periods in 2006; primarily due to an increase in revenues from the Fully Insured Health segment and an increase in assumed premiums in the Medical Stop-Loss segment;

•

Book value of $15.05 per common share; a 1.2% decrease from December 31, 2006;

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

The following is a summary of key performance information by segment:

•

Income (loss) before taxes from the Medical Stop-Loss segment decreased $13.8 million for the three months ended September 30, 2007 and $12.5 million for the nine months ended September 30, 2007, compared to the same periods in 2006 primarily as a result of a $14.9 million charge in the 2007 third quarter as more fully described in the Reserve Strengthening discussion under Results of Operations for the Three Months Ended September 30, 2007;

•

The Fully Insured Health segment reported income (loss) before taxes of $(.8) million and $(1.4) million for the three months and nine months ended September 30, 2007, respectively, as compared to $(.1) million and breakeven for the three months and nine months ended September 30, 2006, respectively.

o

Premiums earned from this segment have increased $9.8 million and $30.8 million, respectively, for the three months and nine months ended September 30, 2007 over the comparable periods in 2006. Included in the nine-month results of 2007 is $1.3 million of adverse development recorded in the second quarter of 2007 on premiums earned in 2006 on certain fully insured programs and an increase of $ .9 million in the amortization expense of intangible assets recorded as a result of purchase accounting related to acquisitions.

•

Income before taxes from the Group disability, life annuities and DBL segment decreased $2.1 million for the three months ended September 30, 2007 and $.5 million for the nine months ended September 30, 2007, primarily due to a refund of DBL premiums as Standard Security Life experienced loss ratios below mandated minimums in this line of business;

•

Income before taxes from the Individual life, annuities and other segment decreased $1.6 million for the three months ended September 30, 2007 compared to the prior year as a result of an increase in amortization and other expenses, and $.4 million for the nine months ended September 30, 2007, due to an increase in amortization and other expenses slightly offset by an increase in other income due to adjustments in settlement of a reinsurance agreement;

•

Loss before taxes from the Credit life and disability segment remained flat for the three months ended September 30, 2007. For the nine months ended September 30, 2007 the loss before taxes increased $.3 million, primarily due to higher death and disability claims;

•

Loss before taxes from the Corporate segment increased $.9 million for the three months ended September 30, 2007 and $1.0 million for the nine months ended September 30, 2007, primarily due to lower income from partnership investments in 2007;

•

Net realized investment gains were $.5 million and $.3 for the third quarter ended September 30, 2007 and 2006, respectively, and $1.5 million and $.7 million for the nine months ended September 30, 2007 and 2006, respectively; and

•

Premiums by principal product for the three months and nine months 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

Gross Direct and Assumed
Earned Premiums:	2007	2006	2007	2006

Medical Stop-Loss	$73,109	$71,277	$210,586	$204,570
Fully Insured Health	48,963	20,129	159,402	56,190
Group disability, life, annuities and DBL	17,537	21,086	58,079	61,507
Individual, life, annuities and other	7,103	7,712	23,016	24,116
Credit life and disability	5,467	5,800	16,826	16,917

	$152,179	$126,004	$467,909	$363,300

	Three Months Ended		Nine months Ended
	September 30,		September 30,

Net Premiums Earned:	2007	2006	2007	2006

Medical Stop-Loss	$44,535	$40,304	$124,777	$115,654
Fully Insured Health	17,501	7,747	53,457	22,693
Group disability, life, annuities and DBL	9,810	10,848	32,781	32,523
Individual, life, annuities and other	6,411	7,072	20,972	22,067
Credit life and disability	5,296	5,580	16,197	16,192

	$83,553	$71,551	$248,184	$209,129

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, and Investments as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  During the nine months ended September 30, 2007, there were no additions to or changes in the critical accounting policies disclosed in the 2006 Form 10-K.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net income (loss) was $(8.4) million, or $(.55) per share, for the three months ended September 30, 2007, a decrease of $12.5 million compared to $4.1 million, or $.27 per share, diluted, for the three months ended September 30, 2006. The Company's income (loss) before taxes decreased $19.0 million to $(13.3) million for the three months ended September 30, 2007 from $5.7 million for the three months ended September 30, 2006.  Information by business segment for the three months ended September 30, 2007 and 2006 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Loss	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$44,535	1,482	(432)	432	44,321	-	12,469	$(10,773)
Fully Insured Health	17,501	176	(216)	10,641	12,654	48	16,194	(794)
Group disability,
life, annuities
and DBL	9,810	2,781	(48)	103	8,420	36	3,535	655
Individual life,
annuities and other	6,411	7,173	-	355	8,803	1,592	2,737	807
Credit life and
disability	5,296	343	-	10	2,769	1,290	1,783	(193)
Corporate	-	(610)	-	-	-	-	1,803	(2,413)
Sub total	$83,553	$11,345	$(696)	$11,541	$76,967	$2,966	$38,521	(12,711)

Net realized investment gains								471
Interest expense								(1,051)
(Loss) before income taxes (benefit)								(13,291)
Income taxes (benefit)								(4,868)
Net (loss)								$(8,423)

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$40,304	1,146	47	668	28,847	-	10,364	$2,954
Fully Insured Health	7,747	58	-	8,446	4,365	13	12,007	(134)
Group disability,
life, annuities
and DBL	10,848	2,253	-	102	6,826	43	3,515	2,819
Individual life,
annuities and
other	7,072	7,977	-	159	9,716	1,035	2,082	2,375
Credit life and
disability	5,580	157	-	13	2,612	1,261	2,016	(139)
Corporate	-	264	-	-	-	-	1,732	(1,468)
Sub total	$71,551	$11,855	$47	$9,388	$52,366	$2,352	$31,716	6,407

Net realized investment gains								253
Interest expense								(990)
Income before income taxes								5,670
Income taxes								1,601
Net income								$4,069

Premiums Earned

Total premiums earned grew $12.0 million to $83.6 million in the third quarter of 2007 from $71.6 million in the comparable period of 2006. The increase is primarily due to the Fully Insured Health segment which had a $9.8 million increase in premiums in the third quarter of 2007 compared to the third quarter of 2006, comprised of a $6.1 million increase in small group premiums as a result of the acquisition of a block of business which transitioned to the Company in the third quarter of 2006, a $2.3 million increase in dental premiums primarily due to new business, a $1.2 million increase due to new vision and limited medical products in 2007 and, a $.2 million increase in short-term medical premiums. In the Medical Stop-Loss segment, premiums earned grew $4.2 million in the third quarter of 2007 compared to the same period in 2006 due to an increase in assumed premiums. A $1.0 decrease in premiums from the Group segment is primarily due to a refund of DBL premiums as Standard Security Life experienced loss ratios below mandated minimums in this line of business. Premiums earned by the other segments for the third quarter of 2007 were relatively comparable to the same period in 2006.

Net Investment Income

Total net investment income decreased $.6 million primarily due to lower investment income from partnerships in the third quarter of 2007 compared to the same period in 2006, in addition to lower investable assets due to the acquisition of CAM and AMC. The overall investment yield was 5.2% and 5.3% in the third quarter of 2007 and 2006, respectively.

Net Realized Investment Gains

Net realized investment gains in the third quarter of 2007 increased $.2 million over the comparable period in 2006. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Equity Income (Loss) from AMIC

Equity income (loss) from AMIC decreased $.7 million in the third quarter of 2007 compared to the third quarter of 2006 due to lower income earned by AMIC as a result of medical stop-loss reserve strengthening which largely relates to the business it assumed from IHC.

Fee Income and Other Income

Fee income increased $2.2 million to $11.0 million in the third quarter of 2007 from $8.8 million in the third quarter of 2006, primarily due to an increase in administrative fees in the Fully Insured Health segment including $.9 million of fees earned by IHC Health Solutions, Inc. and AMC as a result of their acquisitions by the Company in 2007.

Total other income remained comparable to the third quarter of 2006.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $24.6 million. The increase is mainly due to: (i) an increase of $15.5 million in the Medical Stop-Loss segment, primarily resulting from an increase in claims experience and reserve strengthening as described in further detail below; (ii) an increase of $8.3 million in the Fully Insured Health segment, primarily due to the increase in volume; (iii) an increase of $1.6 million in the Group segment primarily due to higher loss ratios in the group disability line of business; and (iv) a $.8 million decrease in all other lines.

Reserve Strengthening:

Medical Stop-Loss

In accordance with its reserving methodology, the Company initially establishes its medical stop-loss reserves based on its best estimate of the Projected Net Loss Ratio, which is set based on underlying pricing assumptions developed using completed prior experience trended forward ("Projected Net Loss Ratio"). This use of projections reflects the fact that actual claims on medical stop-loss cases typically are not fully reported until after the end of the policy period. The Company uses the Projected Net Loss Ratio to set reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on claim development patterns. It is then the common practice of the Company to increase or decrease claims reserves once the actual claims experience becomes known. Projected Net Loss Ratios and claim development patterns are reviewed quarterly as reserve estimates are developed and are based on recent claim development history ("Claim Development Patterns").

Medical stop-loss business is excess coverage with a short duration. Predicting ultimate claims and estimating reserves in medical stop-loss is especially complicated due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group. Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims. Due to the short-term nature of medical stop-loss, redundancies and deficiencies will typically emerge during the following year rather than over a number of years.

Consistent with our experience, the industry as a whole has succumbed to the pricing pressures caused by an unexpectedly long down cycle (or "soft" market) for medical stop-loss business. The medical stop-loss market has been “soft” for the past four years, including cases written in 2006 and 2007, which means that many of the Company’s competitors have been willing to write business at little or no margin. The Company has been aware of these market conditions and has curtailed its growth in order to attempt to achieve higher profit margins.  The Company believed that it had taken sufficient action to insure that business written in 2006 produced better margins than that written in 2005 and formulated a Projected Net Loss Ratio reflecting such expectations.  As is typical with medical stop-loss business, MGUs do have some discretion within the Company’s underwriting guidelines to make pricing concessions on certain cases, particularly as it relates to maintain their core renewal business and production sources.

In the third quarter of 2007, during the Company’s quarterly review of its Claim Development Patterns, the Company identified a material increase in claims and reserves with respect to business written in 2006. Such adverse development was primarily driven by the frequency of claims relative to the business written in that year proving significantly higher than predicted by prior loss development patterns. This increased frequency of medical stop-loss claims was, in part, due to increased severity of primary claims.  The Company has determined that the increase in claims was an indication of a pattern of higher loss frequency. While claims related to business written in 2007 have not yet developed to a level where Claim Development Patterns would provide reliable estimates of ultimate claim levels, the Company believes that it is appropriate to re-estimate the 2007 Projected Net Loss ratios in this quarter to mirror developing losses with respect to business written in 2006.

As a result of these actions, the Company has recognized a $14.9 million charge, before income taxes, in the third quarter of 2007 relating to both the 2006 and 2007 Business. This resulted in a Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) for the medical stop-loss line in the three and nine month-period ended September 30, 2007 of 138.8% and 122.3%, respectively, compared with 94.6% and 94.9% in the prior period, respectively. The loss ratios in the third quarter and nine months of 2007 are significantly affected by the $14.9 million charge recognized in this quarter, and are not indicative of the net loss ratios anticipated in our medical stop-loss line on an underwriting year basis. Approximately $3.8 million of the charge, relates to the 2007

Business and $11.1 million relates to the 2006 Business and prior.

Fully Insured Health

The adverse development in the Fully Insured Health segment is largely related to overestimating the value of certain new initiatives started in 2006 intended to manage and reduce claims costs, including medical care management services to insureds, negotiation of out-of-network claims, and auditing provider bills ("Cost Containment Program") and underestimating in 2006 the seasonality patterns that are a result of an increasing portion of the business having high deductible health plans (“HDHPs”).    Although this Cost Containment Program did have a positive impact on the results of the small group major medical line, during 2007 the Company determined that the impact was not as large as it had anticipated when setting reserves in 2006.  With respect to the seasonality patterns, HDHPs have fewer claims in the first quarter of a plan year and higher claims in the last quarter of the plan year. Primarily as a result of these two factors during 2006, the Company believed that its small group block of business had significantly better loss ratios than have now been determined.

  Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.6 million in third quarter of 2007 over the same period in 2006.

Interest Expense on Debt

Interest expense increased $.1 million, primarily due to interest on a line of credit paid at 6.65% in 2007 compared to 3.96% in 2006.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $6.8 million in the third quarter of 2007 as compared to the third quarter of 2006. The increase is primarily due to (i) a $4.2 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to (a) $1.8 million from the acquisitions of CAM and AMC in 2007; (b) an overall increase in operating costs of $2.1 million (reported as SGA expense as described below); and (c) an increase of $.3 million in amortization expense as a result of purchase accounting; (ii) a $2.1 million increase in the Medical Stop-loss segment; and (iii) a $.5 million increase in all other segments.

 The higher operating expenses in our Fully Insured Health segment is largely attributable to (i) the costs of development and implementation for the new fully insured programs being initiated in 2007 and 2008, and (ii) higher costs of implementing new administration systems. Costs associated with new programs include product development, pricing, product filing and staffing, and are often incurred during a three to twelve month period prior to the effective date of the first policy sold.

Income Taxes (Benefit)

Income tax expense decreased $6.5 million resulting in a benefit of $(4.9) million for the quarter ended September 30, 2007 from $1.6 million in the third quarter of 2006 primarily due to the pre-tax loss in the third quarter of 2007.  The effective tax rates were 36.6% and 28.2% for the third quarter of 2007 and 2006, respectively.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net income was $.1 million, or $.01 per share, diluted, for the nine months ended September 30, 2007, a decrease of $10.4 million compared to net income of $10.5 million, or $.69 per share, diluted, for the nine months ended September 30, 2006. The Company's income (loss) before taxes decreased $15.6 million to $(.3) million for the nine months ended September 30, 2007 from $15.3 million for the nine months ended September 30, 2006.  Information by business segment for the nine months ended September 30, 2007 and 2006 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	And	Acquisition	And
September 30, 2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$124,777	3,370	249	1,347	99,075	-	33,538	$(2,870)
Fully Insured Health	53,457	444	124	30,401	38,565	185	47,029	(1,353)
Group disability,
life, annuities
and DBL	32,781	7,964	28	311	25,949	105	11,021	4,009
Individual life,
annuities and
other	20,972	22,854	-	2,463	28,152	4,304	7,131	6,702
Credit life and
disability	16,197	682	-	26	8,146	3,672	5,878	(791)
Corporate	-	486	-	-	-	-	4,798	(4,312)
Sub total	$248,184	35,800	$401	$34,548	$199,887	$8,266	$109,395	1,385

Net realized investment gains								1,473
Interest expense								(3,169)
(Loss) before income taxes (benefit)								(311)
Income taxes (benefit)								(419)
Net income								$108

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$115,654	2,928	406	2,304	81,436	-	30,240	$9,616
Fully Insured Health	22,693	123	-	22,339	13,103	89	31,970	(7)
Group disability,
life, annuities
and DBL	32,523	6,671	-	327	23,819	124	11,053	4,525
Individual life,
annuities and
other	22,067	23,558	-	935	29,214	3,671	6,615	7,060
Credit life and
disability	16,192	560	-	55	7,595	3,657	6,044	(489)
Corporate	-	1,348	-	-	-	-	4,608	(3,260)
Sub total	$209,129	$35,188	$406	$25,960	$155,167	$7,541	$90,530	17,445

Net realized investment gains								720
Interest expense								(2,821)
Income before income taxes								15,344
Income taxes								4,880
Net income								$10,464

Premiums Earned

Total premiums earned grew $39.1 million to $248.2 million in the first nine months of 2007 from $209.1 million in the comparable period of 2006. The increase is primarily due to: (i) the Fully Insured Health segment which increased $30.8 million in the first nine months of 2007 compared to the first nine months of 2006 (comprised of a $20.5 million increase in small group premiums as a result of the acquisition of a block of business which transitioned to the Company's paper in the third quarter of 2006, a $3.8 million increase in short-term medical premiums, a $3.3 million increase in dental premiums primarily due to new business, and a $3.2 million increase due to new vision and limited medical products in 2007); and (ii) the Medical Stop-Loss segment which increased $9.1 million primarily due to an increase in assumed business.

Net Investment Income

Total net investment income increased $.6 million primarily due to slightly higher yields on the bond portfolio in the first nine months of 2007 compared to the same period in 2006, offset by lower investable assets due to the acquisitions of CAM and AMC in 2007 and lower investment income from partnerships. The overall investment yield was 5.4% and 5.3% in the first nine months of 2007 and 2006, respectively.

Net Realized Investment Gains

Net realized investment gains increased $.8 million in the first nine months of 2007 compared to the same period in 2006. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Equity Income from AMIC

Equity income from AMIC remained comparable to the same period in 2006.

Fee Income and Other Income

Fee income increased $7.6 million to $31.5 million in the first nine months of 2007 from $23.9 million in the first nine months of 2006, primarily due to an increase in administrative fees in the Fully Insured Health segment including an increase of $3.4 million earned by IAC in addition to $2.4 million of fees earned by IHC Health Solutions, Inc. and AMC as a result of their acquisitions by the Company in 2007.

Total other income increased $.9 million in the first nine months of 2007 to $3.0 million from $2.1 million in the first nine months of 2006, primarily due to adjustments in 2007 in settlement of a reinsurance agreement.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $44.7 million. The increase is primarily due to: (i) an increase of $17.7 million in the Medical Stop-Loss segment, primarily resulting from an increase in claims experience and reserve strengthening of $14.9 million as described previously in Reserve Strengthening; and (ii) an increase of $25.5 million in the Fully Insured Health segment, primarily due to the increase in volume and adverse development of $1.3 million related to the 2006 year as described previously in Reserve Strengthening.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.8 million in the first nine months of 2007 compared to the same period in 2006.

Interest Expense on Debt

Interest expense increased $.4 million, primarily due to a $2.5 million increase in outstanding debt under a line of credit from $12.5 million to $15.0 million during the third quarter of 2006. The interest rate paid on that line was 6.65% in 2007 compared to 3.96% in 2006.  In addition, the interest rate on $12.4 million of floating rate junior subordinated debt averaged 9.4% in the first nine months of 2007 as compared to 9.0% in the first nine months of 2006.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $18.9 million in the first nine months of 2007 as compared to the first nine months of 2006. The increase is primarily due to (i) a $15.0 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to (a) $4.5 million from the acquisition of CAM and AMC; (b) an overall increase in operating costs of $9.6 million (reported as SGA expense, as previously described); and (c) a $.9 million increase in amortization expense as a result of purchase accounting; and (ii) a $3.3 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to higher volume.

Income Taxes (Benefit)

Income tax expense decreased $5.3 million for the nine months ended September 30, 2007 from $4.9 million for the first nine months of 2006 primarily due to the decrease in pre-tax income in 2007. The resulting benefit of $(.4) million is primarily related to state income taxes causing an effective rate of 134.7%. The effective tax rate for the first nine months of 2006 was 31.8%.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations. The Company reported a net use of cash from operations of $15.4 million primarily due to the settlement of two reinsurance contracts. Neither the Company's current period net loss, nor its net use of cash from operations, are reasonably likely to have a material adverse impact on its liquidity.

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

BALANCE SHEET

Total investments and cash and cash equivalents decreased $30.7 million during the nine months ended September 30, 2007 largely due to $9.0 million in cash used for acquisitions, an increase of $5.2 million in unrealized losses on available for sale securities, and a $12.4 million increases in amounts due to and from reinsurers, partially offset by a $3.0 million decrease in amounts due from and to brokers.

The Company had net receivables from reinsurers of $85.8 million at September 30, 2007. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2007.

During the third quarter of 2007, the Company recorded reserve strengthening of $11.1 million primarily related to its 2006 Business due to emerging Claim Development Patterns, which are applied to generate reasonably reliable estimates of ultimate claim levels. These are reviewed quarterly as reserve estimates are developed and are based on recent claim development history. The Company must determine whether changes in development represent true indications of emerging experience or are simply due to random claim fluctuations.   The adverse development to the Claim Development Patterns was due to the frequency of claims reported in the quarter being significantly higher than predicted by prior loss development patterns.  This frequency of medical stop-loss claims was due, in part, to the increasing severity of primary claims.  The Company has determined that this increase in claims is an indication of a pattern of higher loss frequency.

In addition, the Company recorded reserve strengthening of $3.8 million on its 2007 Business primarily as a result of the Company’s review of the Claim Development Patterns of the 2006 Business.  This business was reserved using the Projected Net Loss Ratio.  This change represents a deviation of approximately eight Net Loss Ratio points from the Projected Net Loss Ratio.

Major factors that affect the Projected Net Loss Ratio assumption in reserving for medical stop-loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (iii) the adherence by the MGUs that produce and administer this business to the Company's underwriting guidelines. Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio. The Company had estimated that a reasonably likely deviation would fall between three to five points, although believed that larger deviations were possible as was the case this quarter. The Company is currently reevaluating the impact of the third quarter 2007 loss development on the reasonably likely deviation from its Projected Net Loss Ratio and on its Claim Development Patterns as it appears in our 2006 Annual Report on Form 10-K.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	September 30,	December 31,
	2007	2006

Medical Stop-Loss	$95,845	$86,265
Fully Insured Health	39,585	14,526
Group Disability	68,982	64,786
Credit A&H	7,562	7,426
Individual A&H and Other	8,692	9,452

	$220,666	$182,455

The $2.4 million decrease in total stockholders' equity in the first nine months of 2007 is primarily due to a $3.1 million increase in net unrealized losses on investments.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 86.5% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at September 30, 2007. Also at such date, approximately 98.8% of the Insurance Group's fixed maturities were investment-grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2007, approximately 1.2% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at September 30, 2007. The Company's mortgage security portfolio has no exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any losses for other-than-temporary impairments for the three months or nine months ended September 30, 2007. In 2006, the Company recorded a realized loss of $247,000 for other-than-temporary impairments in the nine months ended September 30.

The Company's gross unrealized losses on fixed maturities totaled $19.9 million at September 30, 2007. Substantially all of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at September 30, 2007.

The Company has chosen to carry all of its debt securities as available-for-sale. In the first nine months of 2007, the Company experienced an increase in net unrealized losses of $5.3 million which, net of deferred tax benefits of $1.8 million and net of deferred policy acquisition costs of $.4 million, reduced stockholders' equity by $3.1 million (reflecting net unrealized losses of $12.4 million at September 30, 2007 compared to net unrealized losses of $9.3 million at December 31, 2006). From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash-flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2007, is not materially different from that reported in the schedule of such obligations at December 31, 2006.

The chart below reflects the maturity distribution of Contractual Obligations at December 31, 2006 and was modified from that reported in Item 7 of the Company's Report on Form 10-K to include estimated interest payments.

		Junior				Funds
		Subordinated	Interest		Insurance	On
	Debt	Debt	on Debt	Leases	Reserves	Deposit	Total

2007	$2,500	$-	$3,957	$2,950	$140,180	$43,391	$192,978
2008	2,500	-	3,942	2,872	36,151	40,894	86,359
2009	10,000	-	3,650	2,110	29,780	39,494	85,034
2010	-	-	3,481	1,676	26,197	38,260	69,614
2011	-	-	3,481	1,556	24,213	35,943	65,193
2012 and Thereafter	-	38,146	77,223	3,766	180,599	180,563	480,297

Totals	$15,000	$38,146	$95,734	$14,930	$437,120	$378,545	$979,475

OUTLOOK

For 2007, IHC’s business plan is for its two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") to: (i) emphasize leveraging IHC’s existing vertically integrated fully insured health operations and policy filings in order to generate fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (ii) continue to improve the profitability of their core lines of business, while expanding distribution, (iii ) to continue to examine various options with respect to its credit lines of business, (iv) diversify the distribution of their life and disability products, and (v) acquire blocks of life and annuity business to the extent opportunities arise.  The Company initially anticipated that it would have $800 million of annualized premiums, including those of AMIC, at December 31, 2007.  Due to delays in some policy filings, timing and implementation of certain programs which were expected to be effective in 2007 but will not be effective until 2008, the Company will not achieve that level of annualized premiums during 2007.  The following summarizes IHC's outlook for the remainder of the year and 2008, given the results of the third quarter of 2007, by segment:

 Fully Insured Health

Based on premiums written to date, the Company believes that during 2008, on an annualized basis, gross fully insured health premiums will approach those generated by its medical stop-loss line.   As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its fully insured health business will continue to grow and yield profitable underwriting results. In addition, the Company has expended significant time and money in bringing to market several new programs that will start to produce premiums in 2008. Although, as demonstrated by the reserve strengthening in the second quarter of 2007, the Fully Insured Health segment results may change on a quarterly basis, in general, this segment tends to be less volatile and cyclical in nature than medical stop-loss business on an annual basis. High deductible health plans (“HDHPs”), which are an increasing portion of the small group major medical line, have fewer claims in the first quarter of a plan year and higher claims in the last quarter of the plan year, which will result in fluctuations in quarterly results.

Medical Stop-Loss

The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a “softer” market. Consistent with our experience, the industry as a whole has succumbed to the pricing pressures caused by an unexpectedly long down cycle (or "soft" market) for medical stop-loss business. A leading rating agency recently commented that this market condition has placed considerable downward pressure on operational margins. As a result of these market conditions, the rate that the Company's carriers were able to charge for medical stop-loss increased at a lesser rate in recent years.  Considering historical trends, consolidation in the industry, and early indications as to January 2008 pricing, many in the industry are hopeful that the medical stop-loss market will see improved underwriting results on business written in 2008. In addition, the Company has cancelled or significantly reduced retention on several MGUs that have produced unfavorable loss ratios and contributed disproportionately to the reserve strengthening this quarter.  This, in conjunction with greater adherence by the MGUs to our underwriting guidelines, should produce improved underwriting results for the Company on business incepting in 2008.

Group Disability, Life, Annuities and DBL

The Company anticipates modest growth in its group disability, life, annuities and DBL segment.

Individual Life, Annuities and Other

IHC did not acquire any life or annuity blocks in the first nine months of 2007, but will continue to consider financially viable life and annuity blocks in the future.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2007 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2006 included in Item 7A of the Company’s Annual Report on Form 10-K. In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Insurance Group's liabilities would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is that policies would be surrendered and assets would need to be sold. This is not a material exposure to the Company since many of the Insurance Group's interest sensitive policies are burial policies that are not subject to the typical surrender patterns of other interest sensitive policies, and many of the Insurance Group's universal life and annuity policies were issued by liquidated companies which tend to exhibit lower surrender rates than such policies of continuing companies. For the remaining policies that exhibit the typical interest sensitive characteristics, the Company manages the risk by adjusting crediting interest rates and monitoring the surrender rates.  Additionally, there are charges to help offset the benefits being surrendered. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional unrealized gains in its investment portfolio to help offset the future reduction of investment income.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2007, the Board of Directors authorized an additional 100,000 shares to be purchased under the 1991 plan. As of September 30, 2007, 131,657 shares were still authorized to be repurchased under the plan. Share repurchases during the third quarter of 2007 are summarized as follows:

2007
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

July	10,964	$19.88	31,657
August	-	-	131,657
September	-	-	131,657

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

November 9, 2007

Roy T.K. Thung

Chief Executive Officer and President

By:

/s/Teresa A. Herbert

Date:

November 9, 2007

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer