Form 10-K
period 2007-12-31
INDEPENDENCE HOLDING CO
filed 2008-03-17
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 COMMISSION FILE NUMBER 0-10306

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

Yes   X  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company  in Rule 12b-2 of the Exchange Act.

Large accelerated filer __

   Accelerated filer   X

Non-accelerated filer __

Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2007 was $126,649,000.

15,364,037 shares of common stock were outstanding as of March 14, 2008.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2008 annual meeting of stockholders to be held in June 2008 are incorporated by reference in response to Part III of this Report.

FORM 10-K CROSS REFERENCE INDEX

PART I			PAGE

	Item 1.	Business	4
	Item 1A.	Risk Factors	18
	Item 1B.	Unresolved Staff Comments	23
	Item 2.	Properties	23
	Item 3.	Legal Proceedings	24
	Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II
	Item 5.	Market for Registrant's Common Equity, Related	25
		Stockholder Matters and Issuer Purchases of Equity
		Securities
	Item 6.	Selected Financial Data	27
	Item 7.	Management's Discussion and Analysis of Financial	27
		Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures about Market	50
		Risk
	Item 8.	Financial Statements and Supplementary Data	51
	Item 9.	Changes in and Disagreements with Accountants on	51
		Accounting and Financial Disclosure
	Item 9A.	Controls and Procedures	52
	Item 9B.	Other Information	52

PART III
	Item 10.	Directors, Executive Officers and Corporate Governance	52
	Item 11.	Executive Compensation	52
	Item 12.	Security Ownership of Certain Beneficial Owners and	52
		Management and Related Stockholder Matters
	Item 13.	Certain Relationships, Related Transactions and Director	53
		Independence
	Item 14.	Principal Accounting Fees and Services	53

PART IV
	Item 15.	Exhibits and Financial Statement Schedules	53

Forward-Looking Statements

This report on Form 10−K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements.

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.  We describe some of these risks and uncertainties in greater detail in Item 1A of this report, Risk Factors.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. Our forward-looking statements speak only as of the date made, and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward-looking event discussed in this report may not occur.

PART I

ITEM 1.  BUSINESS

Business Overview

Independence Holding Company is a Delaware corporation (NYSE: IHC) that was formed in 1980.  We are a holding company principally engaged in the life and health insurance business with principal executive offices located at 96 Cummings Point Road, Stamford, Connecticut 06902. We currently own a 49.7% equity interest in American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company ("Independence American") and several managing general underwriters ("MGUs").

Our website is located at www.ihcgroup.com.  Detailed information about IHC, its corporate affiliates and insurance products and services can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our website, as soon as reasonably practicable after they are filed with or furnished to the SEC.  The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

IHC provides specialized life and health coverages and related services to commercial customers and individuals.  We focus on niche products and/or narrowly defined distribution channels in the United States.  Our wholly owned insurance company subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") market their products through independent and affiliated brokers, producers and agents.  Independence American also distributes through these sources as well as directly to consumers.

Madison National Life and Standard Security Life are sometimes collectively referred to as the "Insurance Group." IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or "IHC", or are implicit in the terms "we", "us" and "our".

IHC retains much of the risk that it underwrites, and focuses on the following lines of business:

•

Medical excess (or "stop-loss")

•

Multiple fully insured health lines

•

Group disability and life

•

Individual life, primarily through block acquisitions

Each of Standard Security Life, Madison National Life and our affiliate, Independence American, is rated A- (Excellent) by A.M. Best Company, Inc. ("Best"). Standard Security Life is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life is domiciled in Wisconsin, licensed to sell insurance products in 49 states, the District of Columbia, the Virgin Islands and Guam, and is an accredited reinsurer in New York. Independence American is domiciled in Delaware and licensed to sell insurance products in 46 states and the District of Columbia. We have been informed by Best that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold any of our securities.

Our administrative companies underwrite, market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions or profit slides. Our principal administrative companies are Insurers Administrative Corporation (“IAC”), Majestic Underwriters, LLC ("Majestic"), Health Plan Administrators, Inc. (“HPA”), GroupLink Inc. (“GroupLink”), and Actuarial Management Corporation ("AMC"). AMIC's administrative companies are IndependenceCare Underwriting Services, Risk Assessment Strategies, and Voorhees Risk Management, d.b.a. Marlton Risk Group (collectively, the "AMIC MGUs").

Our general agencies earn commissions for selling life and health insurance products underwritten by IHC’s owned and affiliated insurance companies and also by unaffiliated carriers. IHC’s principal agency is IHC Health Solutions, Inc. (“IHC Health Solutions”). In addition, AMIC owns a controlling interest in Healthinsurance.org. LLC, an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance.

For information pertaining to the Company's business segments, reference is made to Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this report. At the end of 2007, Madison National Life entered into an agreement to sell its credit life and disability segment as described under "Discontinued Operations" in Item 1 of this report.

Our Philosophy

Our business strategy consists of maximizing underwriting profits through a variety of niche life and health products and/or through distribution channels that enable us to access underserved markets or markets in which we believe we have a competitive advantage.  Standard Security Life and Madison National Life focus on establishing preferred relationships with producers who seek an alternative to larger, more bureaucratic health insurers, and on providing these producers with personalized service and unique rewards programs.  Independence American focuses on alternative distribution sources, such as captive agencies and direct-to-consumer initiatives.  While our management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions. We seek transactions that will generate fee income and profit commissions for our administrative operating companies as well as risk income for our insurance carriers, thereby permitting us to leverage IHC's vertically integrated organizational structure.

The health insurance industry tends to be cyclical, and excess products, such as medical stop-loss, tend to be more volatile than fully insured health products.  During a “soft” market cycle, a larger number of companies offer insurance on a certain line of business, which causes premiums in that line to trend downward.  In a “hard” market cycle, insurance companies limit their writings in certain lines of business following periods of excessive losses and insurance and reinsurance companies redeploy their capital to lines that they believe will achieve higher margins.

As a result of our expansion into the Fully Insured Health Segment and our increased control of distribution through corporate acquisitions, we are now better able to respond to market cycles by redeploying the focus of our insurance underwriting activity across a larger number of business lines.  During the “soft” medical stop-loss market that has persisted for the past four years, we have encouraged our owned and affiliated MGUs to be more selective in order to achieve better underwriting results.  While we saw improvement in our 2005 results, we recognized during 2007 that several of our MGUs had been less selective in their 2006 and 2007 business.  As a result, as we began 2008, we terminated several non-owned MGUs and reduced our retention on the business generated by others.  While we expect to see some decrease in our gross written stop-loss premiums, we anticipate greater fully insured health premiums both on a gross- and a net-retained basis, as we selectively retain more risk on certain programs.  We are also benefiting from fee income from our administrative and sales companies, which is generally not subject to insurance risk.

DISTRIBUTION

Medical Stop-Loss

We market medical stop-loss primarily through MGUs which are non-salaried contractors that receive administrative fees. MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by us, billing and collecting premiums, paying commissions to agents, third party administrators ("TPAs") and/or brokers, and processing claims. We are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and overseeing claims for reimbursement, as well as for establishing appropriate accounting procedures and reserves. In order to accomplish this, we audit the MGUs' underwriting, claims and policy issuance practices to assure compliance with our guidelines, provide the MGUs with access to our medical management and cost containment expertise, and review cases that require referral based on our underwriting guidelines. MGUs receive fee income, generally 8% to 12% of gross premium produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results.

During 2007, Standard Security Life and Madison National Life wrote approximately 54.2% of their medical stop-loss business through Majestic, the AMIC MGUs and TRU Services (“TRU”) (collectively, the "Affiliated MGUs"). We did not appoint any new MGUs in 2007, other than a successor-in-interest to an MGU with which we formerly did business, and we either terminated our relationship with, or significantly reduced our retention with respect to three MGUs during the year.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Fully Insured Health

The Fully Insured Health Segment is the fastest growing part of our business.  The segment includes six lines of business (small-group major medical, major medical health plans for individuals and families, dental/vision, short-term medical ("STM"), limited medical, and student medical) that are sold in the majority of states through multiple and varied distribution strategies.  The largest line of business in this segment continues to be major medical for small employer groups (defined as employers with between two and fifty employees), but the other lines are growing more rapidly. Each of our other lines (except limited medical and student medical) contributed significant premiums during 2007 and represented an increasing percentage of revenues generated in the Fully Insured Health Segment. The majority of our business in this segment is written through general agents, agents and brokers.  We also market (i) directly to agents through the IHC Health Solutions telesales unit, (ii) through private-label arrangements managed by IHC Health Solutions with non-affiliated carriers, and (iii) through the captive agency relationships of Independence American.

We entered the Fully Insured Health Segment as a result of several strategic acquisitions and partnerships during 2005, 2006 and 2007.  We have built a controlled platform to write small-group major medical, major medical health plans for individuals and families, dental/vision, short-term medical, limited medical and student medical. Our senior management team has deep experience in these lines of business and the majority of our current fully insured health block was previously administered (on behalf of other carriers) by the companies we have acquired. Much of this existing block has been transferred to our carriers so we now benefit from administrative fee income at a variety of levels, earn risk profits and receive profit commissions from our reinsurers. In the second quarter of 2007, we acquired Actuarial Management Corporation.  Through this acquisition, we not only brought in-house the actuarial expertise necessary to maintain the profitability of our fully insured business, but also added another source of fee income and potential profit commissions. The acquisition of IHC Health Solutions (formed during the first quarter of 2007) has provided us with a marketing company specializing in alternative distribution methods and strategic partnerships.

IAC is a marketing and administration organization that has been underwriting and administering individual and group health insurance (including high-deductible employer-sponsored consumer driven health plans (“CDHPs”) since its formation in 1978.  IAC has approximately 350 salaried employees performing all aspects of underwriting, policy administration and managing fully insured group and individual health insurance on behalf of IHC and other carriers.  IAC manages approximately $300 million of individual and group health and life premiums and premium equivalents for multiple insurers, including the STM business it manages for HPA.

 HPA manages and (together with IAC) administers all of the STM products sold by Standard Security Life, Madison National Life and Independence American.  HPA, which has specialized in STM since 1990, distributes nationally through appointed general agents, agents and broker relationships. IHC has also begun cross-selling STM through its other distribution sources (including IAC, GroupLink and the MGUs).

GroupLink manages and administers all of the dental business sold by Standard Security Life and Madison National Life. GroupLink has distributed dental and vision products nationally, primarily through a brokerage distribution system utilizing general agents and brokers, since 1983. GroupLink also administers dental business for alternative distribution such as dental HMO's and other marketing organizations, all of which are independent contractors compensated on a commission-only basis. The Company plans to expand its distribution of dental products through new distribution sources in 2008.

Collectively, we distribute our Fully Insured Health segment products through our access to over 50,000 general agents, agents and brokers.

IHC Health Solutions distributes our group major medical, individual medical, STM and dental products through strategic relationships with other insurance carriers and by private-labeling our product for large, national marketing organizations.  In March 2006, IHC Health Solutions acquired a block of approximately $50 million of small group major medical business (including CDHPs) and the key personnel of a marketing and administration company. IHC Health Solutions currently employs approximately 35 sales and administrative staff personnel who promote our products and manage our marketing relationships.

Last year, we developed several new fully insured health products and distribution sources, which did not produce substantial premiums during 2007, but are expected to produce more meaningful premiums in 2008.  Although our main emphasis in 2008 is on increasing profit margins and distribution of existing products, we will bring to market several new ancillary products. In 2006, Standard Security Life introduced a limited medical policy for hourly workers and other currently uninsured Americans who cannot afford traditional health insurance. This product is primarily distributed for us by an agency which has been in this line of business since 1990. We introduced major medical insurance plans for individuals and families in 2007 through multiple distribution channels, including IAC, IHC Health Solutions and several strategic relationships. IAC currently administers a block of approximately $75 million of such business. IHC’s carriers now reinsure a portion of the business administered by IAC that is not on IHC paper and, in some cases, receive a fee for overseeing the program. During 2008, IHC anticipates that more of the business administered by IAC will be moved to IHC's carriers.

The agents and brokers that produce the Fully Insured Health business are non-salaried contractors who receive commissions. IHC’s gross earned premium from this segment doubled from 2005 to 2006, and more than doubled from 2006 to 2007. We do not anticipate that it will have the same rate of growth during 2008.

Other Products

Our other products are primarily distributed by general agents, agents and brokers.  Standard Security Life distributes group term life insurance products through MGUs (including its medical stop-loss MGUs), HMOs, general agents and brokers. It also markets specialized defined benefit and defined contribution service award programs with separate group life coverage to volunteer emergency services personnel and blanket accident insurance sold through two specialized general agents.  The short-term statutory disability benefit product in New York State ("DBL") is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets.  We also sell through independent general agents and agents. Madison National Life sells a whole-life product with an annuity rider to military personnel and civil service employees through independent general agents.

The agents and brokers that produce this business are non-salaried contractors who receive commissions.

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

Standard Security Life was one of the first carriers to market Employer Medical Stop-Loss insurance, starting in 1987, and the Insurance Group is now one of the largest writers of this product in the United States. Employer medical stop-loss insurance provides coverage to public and private entities that elect to self-insure their employees' medical coverage for losses within specified ranges, which permits such groups to manage the risk of excessive health insurance costs by limiting specific and aggregate losses to predetermined amounts.  This coverage is available on either a specific or a specific and aggregate basis, although the majority of the Insurance Group's policies cover both specific and aggregate claims. Plans are designed to fit the identified needs of the self-insured employer by offering a variety of deductibles (i.e., the level of claims after which the medical stop-loss benefits become payable).

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

IHC anticipates some reduction in premiums in the Medical Stop-Loss line of business in 2008 due to the consolidation of HMOs and capitation of providers, termination of certain employer medical stop-loss MGUs and even more stringent underwriting guidelines.

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

IHC anticipates organic growth in existing distribution as well as growth through new distribution channels. The Company expects a modest increase in premiums in this segment in 2008.

Short-Term Medical

As a result of the acquisition of HPA, IHC began selling individual short-term major medical products ("STM") in 2005. During 2006, Standard Security underwrote this product in 45 states. STM is designed specifically for people with transient needs for health coverage. Typically, STM products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of STM are self-employed professionals, recent college graduates, persons between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time.  HPA, founded in 1939, has specialized in STM since 1990 and has access to approximately 30,000 insurance agents and brokers nationally. The Company has also begun promoting STM through its other distribution sources.

IHC anticipates modest growth in this line of business as a result of new distribution relationships.

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

In 2007, Standard Security Life began writing vision policies in the State of New York on behalf of two national vision providers.  IHC does not control the distribution or underwriting of this product, and therefore it does not retain its normal share of the risk and does not earn administrative fee income, other than the carrier fee.  In 2008, Standard Security Life will begin writing a fully insured lasik product that will be sold as an ancillary benefit to large employer groups to be added to their vision benefit plans.

IHC anticipates continued growth in this line of business in future years as a result of organic growth at GroupLink, our vision programs in New York, our new lasik product and new distribution relationships for both dental and vision.

Major Medical for Individuals and Families

The Company has begun marketing major medical plans for individuals and families that include CDHP products, which are being filed in the majority of states.  The Company believes that the demand for individual medical products is growing rapidly due, in large part, to employers reducing the number of employees eligible for group coverage, and to an increase in the number of self-employed individuals. Most of these products will be Federally Qualified High Deductible Health Plans that allow the policy or certificate holder to establish an HSA.  For these products, each application is individually underwritten for consideration of coverages.

 The Company anticipates significant growth in this line of business both from business written by IHC’s carriers and Independence American, and from reinsurance premiums from business administered by IAC and written by unaffiliated carriers.

Limited Medical

Standard Security Life has developed a limited medical policy to offer affordable health coverage to hourly, part-time and/or seasonal employees, which is currently approved in a majority of states. Limited medical plans are a low cost alternative to major medical insurance for those uninsured Americans who cannot afford traditional health insurance. Employers are using these plans to recruit and retain employees, save costs and compete more effectively. These plans also permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.

The Company began writing this product in 2007 and recorded $2.1 million of gross premiums. In 2008, IHC expects significant growth compared to the premiums written in 2007.

Student Medical

Standard Security Life and Madison National Life began selling student accident and student health insurance (collectively, “Student Medical”) in late 2007.  The student accident product is primarily offered to sports, youth, recreational and educational markets.  A number of states recommend, and some require, that respective school districts offer, or provide, student accident insurance to their pupils.  The student health insurance product is primarily offered to students enrolled in college and higher education institutions, and often is mandatory for students who do not otherwise have health coverage.  This product is comprehensive, major medical coverage, which often has a managed care component through the institutions’ health facilities.

The Company offers Student Medical through three well-established specialty general agents and third party administrators.  IHC anticipates growth in this line of business in 2008.

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

New York Short-Term Disability (DBL)

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  Standard Security Life anticipates DBL premiums to decline in 2008 due to a mandatory rate reduction which took effect in the first quarter of 2008.

Group Term Life and Annuities

Madison National Life and Standard Security Life sell group term life products, including group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life.  As with its group disability business, IHC anticipates modest growth in this line of business through expansion of its sales of these group term life products through existing and new distribution sources.  Standard Security Life anticipates modest growth in its specialized defined benefit and defined contribution service award programs, with separate group life coverage, to Volunteer Emergency Services personnel.

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

The following lines of Standard Security Life's in-force business are in runoff: individual accident and health, individual life, single premium immediate annuities, disability income, accidental medical, accidental death and AD&D insurance for athletes, executives and entertainers, and miscellaneous insurance business. Madison National Life's runoff in this category consists of existing blocks of individual life, including pre-need (i.e., funeral expense) coverage, traditional and interest-sensitive life blocks which were acquired in prior years, individual accident and health products, annual and single premium deferred annuity contracts and individual annuity contracts.

LIFE INSURANCE IN-FORCE

The following table summarizes the aggregate life insurance in-force of the Insurance Group excluding the credit life and disability segment which is discontinued operations (in thousands):

	2007	2006	2005

LIFE INSURANCE IN-FORCE:
Group	$6,226,441	$6,301,171	$5,971,933
Individual term	582,009	660,965	905,861
Individual permanent	1,404,363	1,454,043	2,105,946

TOTAL LIFE INSURANCE IN-
FORCE (1), (2)	$8,212,813	$8,416,179	$8,983,740

NEW LIFE INSURANCE:
Group	$418,889	$371,416	$921,548
Individual term	7,000	7,743	-
Individual permanent	140,829	155,770	159,323

TOTAL NEW LIFE INSURANCE	$566,718	$534,929	$1,080,871

NOTES:

(1)	Includes participating insurance	$164,863	$181,796	$200,109

(2)	Before ceded reinsurance of:
	Group	$2,525,418	$3,099,049	$3,270,307
	Individual	232,666	97,015	160,570

	Total ceded reinsurance	$2,758,084	$3,196,064	$3,430,877

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

Madison National Life did not record any significant acquisitions in 2007.

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

During 2005, Madison National Life acquired a total of $168.7 million of reserves in the following transactions: (i) effective January 1, 2005, entered into an agreement with an unaffiliated insurer to 100% coinsure life insurance policies totaling approximately $10.2 million of reserves; (ii) in January 2005, purchased certain credit policies totaling approximately $.6 million of reserves from an unaffiliated insurance company; (iii) in June 2005, entered into a reinsurance and assumption agreement with an unaffiliated insurance company to assume approximately $120.0 million of life and annuity reserves; (iv) in September 2005, assumed approximately $1.7 million of disability reserves from various state guaranty associations; and (v) in December 2005, entered into a reinsurance and assumption agreement to assume approximately $36.2 million of life and annuity reserves from an unaffiliated insurance company.

As of January 1, 2005, Standard Security Life reinsured, on a 100% quota share basis, a $50 million block of small group major medical business, and has received regulatory approval of the assumption certificates in each state.

In June 2004, IHC acquired a block of individual annuity and supplementary contracts and life policies through an assumption reinsurance transaction. The block had reserves of $26.6 million. Madison National Life assumed responsibility for administration of the block on September 1, 2004.

In December 2003, IHC acquired three blocks of annuity and life policies with reserves in excess of $92.0 million. Madison Life acquired two of these blocks of business from active companies. One block consisted of individual annuity contracts with reserves of $56.5 million. The other block primarily consisted of individual annuity contracts plus some supplementary contracts with a total reserve transfer of $15.1 million. Standard Life acquired the third block, which primarily consisted of individual life insurance and some annuities. The reserves transferred to Standard Life in this acquisition were $21.0 million. The business is being administered through Madison Life's systems and is partially reinsured to Madison Life.

REINSURANCE AND POLICY RETENTION LIMITS

The Company's average retention of the first $1 million of Medical Stop-Loss exposure was 52.8% in 2007, 51.2% in 2006 and 45.3% in 2005, respectively. In 2007, 2006 and 2005, Standard Security Life and Madison National Life also ceded, on average, 22.7%, 22.2% and 21.9%, respectively, of their Medical Stop-Loss business to their affiliate, Independence American. Standard Security Life retained 80% of DBL premium with the balance ceded, commencing July 1, 2004, to Independence American. Retentions on other lines of business remained relatively constant in 2007.  The Company has sufficient capital to retain even greater risk, but it purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business.  By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept.  The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Maximum net retention limits for Standard Security Life at December 31, 2007 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) up to $1,000,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; (v) $25,000 on its special disability business; and (vi) up to $1,000,000 for fully insured medical in a calendar year.  Standard Security Life also maintains catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 2007, maximum net monthly retention limits on any one life for Madison National Life were: (i) $6,000 per month on group long-term disability insurance; (ii) $1,600 per week on group short-term disability insurance; (iii) $125,000 per individual on group term life, accidental death benefits, including supplemental life and accidental death and dismemberment; (iv) $125,000 on substandard ordinary life, group family life and individual ordinary life; (v) up to $1,000,000 on any one medical stop-loss claim; (vi) individual monthly benefits from $1,000 to $2,500 depending on recipient age and length of benefit period for individual accident and health insurance; and (vii) up to $1,000,000 for fully insured medical in a calendar year.

The following reinsurers represent 81.9% of the total ceded premium for the year ended December 31, 2007:

Independence American Insurance Co.	27.5%
Munich Re America	25.4%
Everest Reinsurance Co.	13.7%
ReliaStar Life Insurance Company	9.3%
Transatlantic Reinsurance Company	6.0%

81.9%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to its affiliate, Independence American, (ii) to individual reinsurance companies that are rated "A" or better by Best or (iii) upon provision of adequate security.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2007 and 2006, the Insurance Group's ceded reinsurance in-force (excluding the credit life and disability segment which is discontinued operations) was $2.8 billion and $3.2 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 19 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

More than 98% of the Company's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2007, approximately 99% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

Under New York insurance law, there are restrictions relating to the percentage of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment. For example, a New York life insurer cannot invest more than a certain percentage of its admitted assets in common or preferred shares of any one institution, obligations secured by any one property (other than those issued, guaranteed or insured by the United States or any state government or agency thereof), or medium and lower grade obligations. In addition, there are certain qualitative investment restrictions.

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as of December 31, 2007:

	CARRYING	% OF TOTAL
INVESTMENTS BY TYPE	VALUE	INVESTMENTS

Fixed maturities:
United States Government and
government agencies and authorities	$46,560	6.0%
Government-sponsored enterprise	85,885	11.1%
States, municipalities and political
subdivisions	53,980	7.0%
All other corporate securities	425,481	54.8%

Total fixed maturities	611,906	78.9%

Equity securities:
Industrial, miscellaneous and all other
common stocks	18,328	2.4%
Non-redeemable preferred stocks	80,168	10.3%

Total equity securities	98,496	12.7%

Short-term investments	9,001	1.2%
Securities purchased under agreements
to resell	13,757	1.8%
Investment partnership interests	10,868	1.4%
Operating partnership interests	5,772	0.7%
Policy loans	25,113	3.2%
Investment in trust subsidiaries	1,146	0.1%

Total investments	$776,059	100.0%

At December 31, 2007, 98.9% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 2007, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	56.3%
AA	8.5%
A	18.9%
BBB	15.2%
BB or lower	1.1%
100.0%

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income, and unrealized gains and losses recognized in stockholders' equity as accumulated other comprehensive income or loss (excluding the credit life and disability segment which is discontinued operations):

	2007	2006	2005
	(In thousands)

Consolidated Statements of Operations
Net investment income	$46,122	$47,676	$39,848
Net realized investment gains	1,258	625	2,077

Consolidated Balance Sheets
Net unrealized losses	(10,914)	(1,352)	(12,449)

Total pre-tax investment performance	$36,466	$46,949	$29,476

The above net unrealized losses, which have been recognized in the Consolidated Balance Sheets, represent the net change in unrealized gains and losses that occurred during the year, prior to adjustments for deferred acquisition costs and deferred income taxes. The Company does not have any mortgage loans or non-performing fixed maturities at December 31, 2007. The Company’s mortgage security portfolio has no exposure to sub-prime mortgages.

COMPETITION AND REGULATION

We compete with many larger insurance companies, HMOs and other managed care organizations.  Although most life insurance companies are stock companies, mutual companies also write life insurance in the United States.  Mutual companies may have certain competitive advantages since profits inure directly to the benefit of the policyholders.  HMOs may also have certain competitive advantages since they are subject to different regulations than insurance companies.

IHC is an insurance holding company; as such, IHC and its subsidiary carriers and administrative companies are subject to regulation and supervision by multiple state insurance regulators, including the New York State Insurance Department (Standard Security Life's domestic regulator) and the Wisconsin Department of Insurance (Madison National Life's domestic regulator).  Each of Standard Security Life and Madison National Life is subject to regulation and supervision in every state in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or insurance holding company.

Certain transactions within the IHC holding company system are also subject to regulation and supervision by such regulatory agencies.  All such transactions must be fair and equitable.  Notice to or prior approval by the applicable insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system.    Under New York and Wisconsin insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person.  Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person; in Wisconsin, the presumption is defined as to more than ten percent of the voting securities of another person. In both states, the acquisition of control of a domestic insurer needs to be approved in advance by the Commissioner of Insurance. See Note 21 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

DISCONTINUED OPERATIONS

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  The transaction closed in February 2008 with a payment of $10.9 million, representing the net statutory unearned premium reserve as of December 31, 2007 less a ceding fee of $8.8 million. As a result of the transaction, the Company recorded a gain in statutory surplus of $4.8 million, net of tax, and a $3.6 million loss on disposition of discontinued operations, net of $1.9 million of tax benefits, in the Consolidated Statement of Operations for the year ended December 31, 2007. The loss was primarily the result of the write-off of deferred acquisition costs related to the credit segment.

EMPLOYEES

At December 31, 2007, the Company and its direct and indirect majority- or wholly owned subsidiaries, collectively, had 682 employees.

ITEM 1A.

RISK FACTORS

The risks and uncertainties described below are not the only ones that we face, but are those that we have identified as being the most significant factors that make investment in our stock speculative or risky or that have special application to us.  Additional risks and uncertainties that we do not know about, or that we deem less significant than those identified below, may also make investment in our stock speculative or risky. If any of the adverse events associated with the risks described below occurs, our business, financial condition or results of operations could be materially adversely affected. In such a case, the trading price of our stock could decline.

Our Loss Reserves are Based on an Estimate of Our Future Liability, and If Actual Claims Prove to be Greater Than Our Reserves, Our Results of Operations and Financial Condition May Be Adversely Affected

We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, where material, including legal and other fees, and costs not associated with specific claims but related to the claims payment functions for reported and unreported claims incurred as of the end of each accounting period. Because setting reserves is inherently uncertain, we cannot be sure that current reserves will prove adequate. If our reserves are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings, and these charges could be material. Reserves do not represent an exact calculation of liability.  Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of known facts and circumstances. Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting lag between the occurrence of the insured event and the time it is reported to us.  The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled and are reflected in the results of the periods in which such estimates are changed.

Our Results May Fluctuate as a Result of Factors Generally Affecting the Insurance and Reinsurance Industry

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause our results to fluctuate. The industry and our financial condition and results of operations may be affected significantly by:

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

•

Greater than expected use of health care services by members;

•

New mandated benefits or other regulatory changes that change the scope of business or increase our costs; and

•

Failure of MGUs to adhere to underwriting guidelines as required by us in its MGU agreements.

The occurrence of any or a combination of these factors, which is beyond our control, could have a material adverse effect on our results.

If Rating Agencies Downgrade Our Insurance Companies, Our Results of Operations and Competitive Position in the Industry May Suffer

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Standard Security Life and Madison National Life are both rated "A-" (Excellent) by A.M. Best Company, Inc. ("Best"). Best's ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors.  The ratings of Standard Security Life and Madison National Life are subject to periodic review by Best.  If Best reduces either or both Madison National Life's or Standard Security Life's ratings from its current levels, our business would be adversely affected.

Certain Proposed Federal and State Legislation May, if Adopted, Adversely Affect Our Business

In the continuing debate over health care reform, certain federal and state legislation has been proposed that could have the effect of fundamentally altering the dynamics of the industry in which we compete, including imposing mandatory universal health care coverage, or otherwise resulting in a much larger role for government in the provision of health care. We cannot predict which, if any, of such broad-

based proposals will be enacted into law and what the effect would be (either positive or negative) on our business and results of operations.

Additionally, less-fundamental change in the regulatory requirements imposed on us may harm our business or results of operations. For example, some states have imposed time limits for the payment of uncontested covered claims and required health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If we were unable, for any reason, to comply with these requirements, it could result in substantial costs to us and could materially adversely affect our results of operations and financial condition.

Our Inability to Assess Underwriting Risk Accurately Could Reduce Our Net Income

Our success is dependent on our ability to assess accurately the risks associated with the businesses on which we retain risk. If we fail to assess accurately the risks we retain, we may fail to establish the appropriate premium rates and our reserves may be inadequate to cover our losses, requiring augmentation of the reserves, which in turn would reduce our net income.

Our agreements with our producers (including our MGUs) require that each producer follow underwriting guidelines published by us and amended from time to time.  Failure to follow these guidelines may result in termination or modification of the agreement. We perform periodic audits to confirm adherence to the guidelines, but it is possible that we would not detect a breach in the guidelines for some time after the infraction, which could result in a material impact on the Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) for that producer and could have an adverse impact on our operating results.

Decreases in the Fair Market Value of Fixed Maturities May Greatly Reduce the Value of Our Investment Portfolio, and as a Result, Our Financial Condition May Suffer

At December 31, 2007, fixed maturities represented $611.9 million or 78.9% of our total investments of $776.1 million. The fair market value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of market value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair market value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows.

If We Fail to Comply With Extensive State and Federal Regulations, We Will Be Subject to Penalties, Which May Include Fines and Suspension and Which May Adversely Affect Our Results of Operations and Financial Condition

We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

•

Approval of policy forms and premium rates;

•

Standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

•

Licensing of insurers and their agents and regulation of their conduct in the market;

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

A large portion of our business depends on our compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities have broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or interpretations that we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our insurance-related activities or otherwise penalize us. That type of action could have a material adverse effect on our business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

We May Be Unsuccessful in Competing Against Larger or Better-Established Business Rivals

We compete with a large number of other companies in our selected lines of business.  We face competition from specialty insurance companies and HMOs, and from diversified financial services companies and insurance companies that are much larger than we are and that have far greater financial, marketing and other resources. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. There can be no assurance that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

We May Not Find Suitable Acquisition Candidates or New Insurance Ventures, and May Not Successfully Integrate any Such Acquired Company or Successfully Invest in Such Ventures

From time to time, we evaluate possible acquisition transactions and the start-up of complementary businesses, and at any given time, we may be engaged in discussions with respect to possible acquisitions and new ventures. While our business model is not dependent upon acquisitions or new insurance ventures, the time-frame for achieving or further improving upon our desired market positions can be significantly shortened through opportune acquisitions or new insurance ventures. Historically, acquisitions and new insurance ventures have played a significant role in achieving desired market positions in some, but not all, of our businesses. No assurance can be given that we will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms, or that future acquisitions or ventures will be successful. The process of integrating any acquired company or investing in new ventures could have a material adverse effect on our results of operations and financial condition.

In addition, implementation of an acquisition strategy entails a number of risks, including among other things: inaccurate assessment of undisclosed liabilities; difficulties in realizing projected efficiencies, synergies and cost savings; failure to achieve anticipated revenues, earnings or cash flow; an increase in indebtedness; and a limitation in our ability to access additional capital when needed.  A failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition.

We Rely on Reinsurance Arrangements to Help Manage Our Business Risks, and Failure to Perform by the Counterparties to Our Reinsurance Arrangements May Expose Us to Risks We Had Sought to Mitigate

We utilize reinsurance to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers.  Our reinsurers may be unable or unwilling to pay the reinsurance recoverable owed to us now or in the future or on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition, results of operations and cash flows.

We May Be Required to Accelerate the Amortization of Deferred Acquisition Costs, Which Would Increase Our Expenses and Reduce Profitability

Deferred acquisition costs, or DAC, represent certain costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts and are deferred and amortized over the estimated life of the related insurance policies and contracts. These costs include commissions in excess of ultimate renewal commissions and certain other sales incentives, solicitation and printing costs, sales material and other costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is amortized through operations over the lives of the underlying contracts in relation to the anticipated recognition of premiums or gross profits.

Our amortization of DAC generally depends upon anticipated profits from investments, surrender and other policy and contract charges, mortality, morbidity and maintenance and expense margins. Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC, resulting in higher expenses and lower profitability.

We regularly review our DAC asset balance to determine if it is recoverable from future income. The portion of the DAC balance deemed to be unrecoverable, if any, is charged to expense in the period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a book of business of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as a current-period expense. In general, we limit our deferral of acquisition costs to costs assumed in our pricing assumptions.

The Failure to Maintain Effective and Efficient Information Systems Could Adversely Affect Our Business

Our business depends significantly on effective information systems, and we have different information systems for our various businesses. We have committed and will continue to commit significant resources to develop, maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. Our failure to maintain effective and efficient information systems could have a material adverse effect on our financial condition and results of operations.

Failure to Protect Our Policyholder’s Confidential Information and Privacy Could Adversely Affect Our Business

In the conduct of our business, we are subject to privacy regulations and to confidentiality obligations. For example, the collection and use of patient data in our health insurance operations is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and certain other activities we conduct are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors, partners and policyholders. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information. If we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, such as penalties, fines and loss of license, as well as loss of reputation and possible litigation.

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

Madison National Life

Madison National Life leases 28,028 square feet of space in Madison, Wisconsin as its corporate headquarters. Madison National Life also leases 6,504 square feet in Birmingham, Alabama for its military and government individual life and annuity division and 1,260 square feet in Austin, Texas for executive office space.

Majestic Underwriters

Majestic leases 5,495 square feet of office space in Troy, Michigan as its corporate headquarters and 1,895 square feet in Hinsdale, Illinois.

Health Plan Administrators

HPA leases 7,947 square feet of office space in Tampa, Florida as its corporate headquarters and 210 square feet in Pewaukee, Wisconsin.

GroupLink

GroupLink leases 9,167 square feet of office space in Indianapolis, Indiana as its corporate headquarters and 2,491 square feet in Tempe, Arizona.

Insurers Administrative Corporation

IAC leases 49,117 square feet of office space in Phoenix, Arizona as its corporate headquarters, 6,000 square feet in Rockford, Illinois and 1,765 square feet in Golden Valley, Minnesota.

IHC Health Solutions

IHC Health Solutions leases 7,424 square feet of office space in Bloomington, Minnesota and an additional 1,566 square feet in Boise, Idaho.

Actuarial Management Corporation

AMC leases 6,408 square feet of office space in Lafayette, California and an additional 2,983 square feet of office space in Phoenix, Arizona.

ITEM 3.

LEGAL PROCEEDINGS

We are involved in legal proceedings and claims that arise in the ordinary course of our businesses. We have established reserves that we believe are sufficient given information presently available relating to our outstanding legal proceedings and claims.  We do not anticipate that the result of any pending legal proceeding or claim will have a material adverse effect on our financial condition or cash flows, although there could be such an effect on our results of operations for any particular period.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock trades under the symbol IHC on the New York Stock Exchange.  The following tabulation shows the high and low sales prices for IHC's common stock.

	HIGH	LOW
QUARTER ENDED:
December 31, 2007	$21.00	$11.10
September 30, 2007	21.50	15.43
June 30, 2007	22.69	19.50
March 31, 2007	24.66	20.25

QUARTER ENDED:
December 31, 2006	$23.88	$19.89
September 30, 2006	22.55	19.58
June 30, 2006	23.90	20.10
March 31, 2006	24.49	19.56

IHC's stock price closed at $12.65 on December 31, 2007.

Holders of Record

At March 14, 2008, the number of record holders of IHC's common stock was 1,074.

Dividends

IHC declared a cash dividend of $.025 per share on its common stock on each of June 25, 2007 and December 21, 2007 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 20, 2006 and December 20, 2006 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 9, 2005 and December 6, 2005 for a total annual dividend of $.05 per share.

Private Placements

In 2006 and 2005, IHC issued 617,913 and 239,122 shares of common stock, respectively, as private placements of unregistered securities under Section 4(2) of the Securities Act of 1933 ("Securities Act"). Accordingly, the shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Information pertaining to the Company's common stock is provided in Note 14 of Notes to Consolidated Financial Statements included in Item 8.

In 2008, IHC issued 127,520 shares of common stock as private placements of unregistered securities under Section 4(2) of the Securities Act of 1933 ("Securities Act"). Accordingly, the shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of December 31, 2007, 131,657 shares were still authorized to be repurchased under the plan. There were no share repurchases during the quarter ended December 31, 2007.

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P SmallCap Life & Health Insurance.  The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2002. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of Five Year Cumulative Total Return

Among IHC, the Russell 2000 Index and S&P SmallCap Life & Health Insurance

 ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years excluding the credit life and disability segment which is discontinued operations.

		Year Ended December 31,

	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Income Data:
Total revenues	$402,322	$342,262	$274,775	$205,171	$167,557
Income from continuing
operations	1,504	14,481	17,498	22,514	18,204
Balance Sheet Data:
Total investments	776,059	859,176	855,804	720,700	593,403
Total assets	1,308,143	1,268,607	1,166,312	978,082	906,442
Insurance liabilities	896,357	859,844	846,105	673,608	639,845
Debt and junior subordinated
debt securities	50,646	53,146	50,646	50,646	35,182
Common stockholders' equity	222,851	231,150	198,751	188,853	168,896
Per Share Data:
Cash dividends declared per
common share	.05	.05	.05	.05	.0278
Basic income per common share
from continuing operations	.10	.97	1.24	1.60	1.30
Diluted income per common share
from continuing operations	.10	.95	1.22	1.57	1.28
Book value per common share	14.63	15.23	14.06	13.39	12.14

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") (these companies are sometimes collectively referred to as the "Insurance Group"); and (ii) its marketing, administrative and actuarial companies, including Insurers Administrative Corporation (“IAC”), Majestic Underwriters LLC, in which it owns a majority interest (“Majestic”), Health Plan Administrators (“HPA”), GroupLink Inc., in which it owns a majority interest (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), Community America Insurance Services Inc. (“CAIS”) and Actuarial Management Corporation ("AMC"). IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company currently owns a 49.7% equity interest in American Independence Corp. (NASDAQ:AMIC) which owns Independence American Insurance Company (“Independence American”) and three MGU’s.

IHC’s health insurance products serve all sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical Stop-Loss is marketed to large employer groups that self-insure their medical risks; in 2007 the Company’s average case size was 600 covered lives.  The small-group major medical product is purchased by employers with between two and 50 covered lives.  With regard to those persons in the growing individual market, IHC’s products offer major medical coverage for individuals and families and persons with short-term medical needs  Standard Security Life’s limited medical product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan.  The dental and vision products are marketed to large and small groups as well as individuals. During 2007, the Company began selling student major medical insurance to colleges and accident medical, disability and AD&D to K-12 programs. The student medical business is written through two MGUs and the student accident business is written through the same two MGUs plus a third MGU that specializes in accident business. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities. In 2008, IHC’s expects to have increased success in diversifying the marketing of these products through other channels, including its health insurance distribution.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, fully insured medical, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. The Company believes that the acquisition of Actuarial Management Corp. (“AMC”) has further enabled it to make these assessments. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers and profit commissions.  Management has always focused on managing costs of its operations and providing its insureds with the best cost containment tools available.

The following is a summary of key performance information and events:

The results of operations for the years ended December 31, 2007, 2006 and 2005, are summarized as follows (in thousands):

	2007	2006	2005

Revenues	$402,322	$342,262	$274,775
Expenses	400,390	321,149	248,618

Income from continuing operations before income taxes	1,932	21,113	26,157
Income taxes	428	6,632	8,659

Income from continuing operations	1,504	14,481	17,498

Discontinued operations:
Loss from discontinued operations	(224)	(420)	(197)
Loss on disposition of discontinued operations	(3,608)	-	-

Net income (loss)	$(2,328)	$14,061	$17,301

•

Income from continuing operations of $1.5 million, or $.10 per share, diluted, for the year ended December 31, 2007 compared to $14.5 million, or $.95 per share, diluted, for the year ended December 31, 2006. This decrease is primarily attributable to reserve strengthening of $11.9 million, before income taxes, in the Medical Stop-Loss segment as more fully described in the

Reserve Strengthening discussion under Results of Operations for the Year Ended December 31, 2007;

•

Consolidated investment yield of 5.3% in 2007 as compared to 5.5% in 2006;

•

Revenues of $402.3 million, 17.5% greater than 2006; primarily due to an increase in revenues from the Fully Insured Health segment and an increase in assumed premiums in the Medical Stop-Loss segment;

•

Book value of $14.63 per common share; a 3.9% decrease from December 31, 2006, primarily reflecting net loss from, and disposition of, discontinued operations, dividends, option exercises and net unrealized losses on securities;

•

Acquired CA Marketing and Management Services, LLC and merged this company with IHC Health Solutions, Inc. ("IHC Health Solutions") as of January 2, 2007;

•

Effective April 2, 2007, acquired Actuarial Management Corporation ("AMC");

•

Effective June 20, 2007, increased the Company's controlling interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss MGU, to 62.3% with the purchase of an additional 10.3% interest from a retired senior officer; and

•

As of December 31, 2007, sold the credit segment, which had the effect of increasing Madison National Life’s statutory capital by $4.8 million, net of tax, but causing a GAAP loss of $3.6 million, net of tax.  This increase in capital will facilitate, among other things, the acquisition of blocks of life business by Madison National Life, including the pending acquisition of a block of life and annuity reserves of approximately $65 million, which is expected to close and be effective as of April 1, 2008.

The following is a summary of key performance information by segment:

•

Income (loss) before taxes from the Medical Stop-Loss segment decreased $15.9 million for the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of a $11.9 million charge related to reserve strengthening for the re-estimation of unpaid losses from the prior year and an increase in the Net Loss Ratios for the current year as more fully described in the Reserve Strengthening discussion under Results of Operations for the Year Ended December 31, 2007;

o

Underwriting experience as indicated by its GAAP Combined Ratios for the Medical Stop-Loss segment are as follows (in thousands):

	2007	2006	2005

Premiums Earned	$162,438	$153,087	$128,501
Insurance Benefits, Claims & Reserves	128,409	107,864	88,075
Expenses	41,987	36,044	29,990

Loss Ratio(A)	79.1%	70.5%	68.6%
Expense Ratio (B)	25.8%	23.5%	23.3%
Combined Ratio (C)	104.9%	94.0%	91.9%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported a loss before taxes of $(.8) million for the year ended December 31, 2007 as compared to income of $1.1 million for the year ended December 31, 2006.

o

Premiums earned from this segment have increased $39.4 million for the year ended December 31, 2007 over the comparable period in 2006. The 2007 results include; (i) $1.1 million of adverse development on premiums earned primarily in 2006 on certain fully insured programs, and (ii) an increase from the prior year of $1.4 million in the amortization expense of intangible assets, which resulted from purchase accounting related to acquisitions.

o

Underwriting experience as indicated by its GAAP Combined Ratios for the Fully Insured segment are as follows (in thousands):

	2007	2006	2005

Premiums Earned	$72,048	$32,590	$17,423
Insurance Benefits, Claims & Reserves	50,901	19,128	10,784
Expenses	17,828	11,051	5,880

Loss Ratio	70.6%	58.7%	61.9%
Expense Ratio	24.8%	33.9%	33.7%
Combined Ratio	95.4%	92.6%	95.6%

•

Income before taxes from the Group disability, life annuities and DBL segment decreased $.2 million for the year ended December 31, 2007 primarily due to a refund of DBL premiums as Standard Security Life experienced loss ratios below New York State mandated minimums in this line of business slightly offset by better results in the group life and disability lines;

•

Income before taxes from the Individual life, annuities and other segment decreased $.1 million for the year ended December 31, 2007 compared to the prior year due to an increase in amortization and other expenses slightly offset by an increase in other income due to adjustments in settlement of a reinsurance agreement;

•

Loss before taxes from the Corporate segment increased $1.5 million for the year ended December 31, 2007 primarily due to lower income from partnership investments in 2007;

•

Net realized investment gains were $1.3 million for the year ended December 31, 2007 compared to $.6 million in 2006; and

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2007	2006	2005

Medical Stop-Loss	$275,756	$272,260	$269,893
Fully Insured Health	210,078	86,259	47,032
Group disability; life, annuities and DBL	79,438	82,540	79,245
Individual life, annuities and other	30,118	31,494	31,395

	$595,390	$472,553	$427,565

Net Premiums Earned:	2007	2006	2005

Medical Stop-Loss	$162,438	$153,087	$128,501
Fully Insured Health	72,048	32,590	17,423
Group disability; life, annuities and DBL	45,220	44,206	41,888
Individual life, annuities and other	27,179	28,787	28,531

	$306,885	$258,670	$216,343

Information pertaining to the Company's business segments is provided in Note 20 of Notes to Consolidated Financial Statements included in Item 8.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this report. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis.

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

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, where material, (including legal, other fees, and costs not associated with specific claims but related to the claims payment function)  for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with GAAP.  The Company’s estimate of loss reserves represents management’s best estimate of the Company’s liability at the balance sheet date.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2007. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

Health

The Company believes that its recorded insurance reserves are reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2007, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $2.7 million  with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Operations.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Operations could also be affected, such as amortization of deferred acquisition costs and commission expense.

The Company’s health reserves by segment are as follows (in thousands):

	December 31, 2007
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$94,832	$457	$95,289
Fully Insured Health	40,999	-	40,999
Group Disability	68,469	525	68,994
Individual A&H and Other	7,961	358	8,319
	$212,261	$1,340	$213,601

	December 31, 2006
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$80,848	$5,417	$86,265
Fully Insured Health	14,526	-	14,526
Group Disability	64,256	530	64,786
Individual A&H and Other	9,103	349	9,452
	$168,733	$6,296	$175,029

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

The two “primary” assumptions underlying the calculation of loss reserves for Medical Stop-Loss business are (i) projected Net Loss Ratio, and (ii) claim development patterns.  The projected Net Loss Ratio is set at expected levels consistent with the underlying assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on recent claim development history (“Claim Development Patterns”).  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns.  The Company has concluded that a reasonably likely change in the Projected Net Loss Ratio assumption could have a material effect on the Company’s financial condition, results of operations, or liquidity (“Material Effect”) but a reasonably likely change in the Claim Development Pattern would not have a Material Effect.

Projected Net Loss Ratio

Generally, during the first twelve months of an underwriting year, reserves for Medical Stop-Loss are first set at the Projected Net Loss Ratio, which is set using assumptions developed using completed prior experience trended forward. The Projected Net Loss Ratio is the Company’s best estimate of future performance until such time as developing losses provide a better indication of ultimate results.

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2004, 2005 and 2006 underwriting years which deviated by 11.7, 7.4 and 11.4 Net Loss Ratio points, respectively. After the recorded reserve increase, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for 2007 at December 31, 2007. The impact of these reasonably likely changes at December 31, 2007, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $3.4 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2007 Consolidated Statement of Operations.

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

Predicting ultimate claims and estimating reserves in Medical Stop-Loss is more complex than fully insured medical and disability business due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims, whereas fluctuations in aggregate coverage are largely attributable to frequency of underlying claims rather than severity. Liabilities for first dollar medical reserves and disability coverages are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.

Due to the short-term nature of Medical Stop-Loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Employer Stop-Loss, as noted above, the Company maintains its reserves based on underlying assumptions until it determines that an adjustment is appropriate based on emerging experience from all of its MGUs for prior underwriting years.  Reserves for HMO Reinsurance and Provider Excess are adjusted on a policy by policy basis.  Because of the small number of HMO Reinsurance and Provider Excess policies it writes, the Company is able to evaluate each policy individually for potential liability by reviewing open claims with each HMO or provider group and applying completion factors using historical data.

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

The primary assumption in the determination of fully insured reserves is that historical claim development patterns tend to be representative of future claim development patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in product design, changes in time delay in submission of claims, and the incidence of unusually large claims. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are minimal. The time delay in submission of claims tends to be stable over time and not subject to significant volatility. Since our analysis considered a variety of outcomes related to these factors, the Company does not believe that any reasonably likely change in these factors will have a Material Effect.

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

Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale or trading securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities. Fixed maturities and equity securities available-for-sale totaled $710.4 million and $725.4 million at December 31, 2007 and 2006, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. The Company also had $9.0 million and $8.9 million, on average, in trading accounts during 2007 and 2006, respectively. All such trading securities were liquidated at December 31, 2007 and 2006. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Income from continuing operations was $1.5 million, or $.10 per share, diluted, for the year ended December 31, 2007, a decrease of $13.0 million compared to income from continuing operations of $14.5 million, or $.95 per share, diluted, for the year ended December 31, 2006. The Company's income from continuing operations before taxes decreased $19.2 million to $1.9 million for the year ended December 31, 2007 from $21.1million for 2006. The loss from discontinued operations was $.2 million, or $.01 per share, diluted, for the year ended December 31, 2007 compared to $.4 million, or $.02 per share, diluted, for the year ended December 31, 2006. The loss on the disposition of discontinued operations in 2007 was $3.6 million, or $.24 per share, diluted, net of tax benefits of $1.9 million.

Information by business segment for the years ended December 31, 2007 and 2006 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$162,438	4,579	268	1,772	128,409	-	43,899	$(3,251)
Fully Insured	72,048	651	218	42,573	50,901	234	65,148	(793)
Group disability,
life, annuities
and DBL	45,220	10,671	60	459	34,774	141	14,564	6,931
Individual life,
annuities
and other	27,179	30,226	-	2,707	36,621	5,736	9,811	7,944
Corporate	-	(5)	-	-	-	-	5,958	(5,963)
Sub total	$306,885	46,122	546	47,511	250,705	6,111	139,380	4,868

Net realized investment gains								1,258
Interest expense								(4,194)
Income from continuing operations before income taxes								1,932
Income taxes								(428)
Income from continuing operations								1,504
Loss from discontinued operations								(224)
Loss on disposition of discontinued operations								(3,608)
Net loss								$(2,328)

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$153,087	3,950	699	3,169	107,864	-	40,417	$12,624
Fully Insured	32,590	192	-	29,938	19,128	102	42,399	1,091
Group disability,
life, annuities
and DBL	44,206	9,594	-	428	31,866	165	15,100	7,097
Individual life,
annuities and
other	28,787	31,761	-	1,057	39,034	5,103	9,428	8,040
Corporate	-	2,179	-	-	-	-	6,653	(4,474)
Sub total	$258,670	47,676	699	34,592	197,892	5,370	113,997	24,378

Net realized investment gains								625
Interest expense								(3,890)
Income from continuing operations before income taxes								21,113
Income taxes								(6,632)
Income from continuing operations								14,481
Loss from discontinued operations								(420)
Net income								$14,061

Premiums Earned

Total premiums earned grew $48.2 million to $306.9 million from $258.7 million in 2006. The increase is primarily due to: (i) the Fully Insured segment which had a $39.4 million increase in premiums (comprised of a $25.0 million increase in small group premiums as a result of the acquisition of a block of business which transitioned to the Company's paper in the third quarter of 2006, a $4.8 million increase in dental premiums primarily due to the continued transition of GroupLink premiums to MNL as a carrier, a $4.0 million increase in short-term medical premiums and a $5.6 million increase due to new vision, limited medical and student accident products in 2007); and (ii) the Medical Stop-Loss segment, which increased $9.3 million primarily due to an increase in assumed business.

Net Investment Income

Total net investment income decreased $1.6 million, primarily due to: (i) lower investable assets as a result of the acquisitions of CAM and AMC in 2007; (ii) lower investment income from limited partnerships due to the liquidation of certain partnership investments in 2007 and losses reported by certain partnerships in 2007 versus income reported in 2006; and (iii) a slightly lower investment yield. The overall investment yield was 5.3% for 2007 versus 5.5% for 2006.

Net Realized Investment Gains

Net realized investment gains increased $.7 million to $1.3 million in 2007 from $.6 million in 2006. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. Also included in net realized investment gains for the years ended December 31, 2007 and 2006 are gains (losses) of $(683,000) and $114,000, respectively, representing the net change in fair value of a stock put issued by IHC in connection with the acquisition of IAC.

Equity Income from AMIC

Equity income from AMIC in 2007 was comparable to 2006.

Fee Income and Other Income

Fee income increased $11.6 million to $44.1 million from $32.5 million in 2006, primarily due to an increase in administrative fees in the Fully Insured Health segment including an increase of $6.7 million earned by IAC (acquired January 31, 2006) in addition to $4.9 million of fees earned by IHC Health Solutions, Inc (acquired January 1, 2007) and AMC (acquired April 1, 2007).

Total other income increased $1.3 million to $3.4 million from $2.1 million in 2006, primarily due to adjustments in 2007 in settlement of a reinsurance agreement.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $52.8 million. The increase is mainly due to: (i) an increase of $20.5 million in the Medical Stop-Loss segment, primarily resulting from an increase in claims experience and reserve strengthening of $11.9 million related to 2006 business and $5.6 million due to an increase in the Projected Net Loss Ratio on 2007 business, as described in further detail below; and the remainder, as a result of the increase in assumed premiums, and (ii) an increase of $31.8 million in the Fully Insured Health segment, primarily due to the increase in volume and adverse development of $1.2 million related to the 2006 year, as described below in Reserve Strengthening.

Reserve Strengthening:

Medical Stop-Loss

In accordance with our reserving methodology, the Company initially establishes its medical stop-loss reserves based on its best estimate of the Projected Net Loss Ratio, which is set based on underlying assumptions developed using completed prior experience trended forward ("Projected Net Loss Ratio"). This use of projections reflects the fact that actual claims on medical stop-loss cases typically are not fully reported until after the end of the policy period. We use the Projected Net Loss Ratio to set reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on claim development patterns. IHC's typical practice is to then increase or decrease claims reserves once we know the actual claims experience. We then review quarterly the Projected Net Loss Ratios and claim development patterns as we develop reserve estimates based on recent claim development history ("Claim Development Patterns").

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

Consistent with our experience, the industry as a whole has succumbed to the pricing pressures caused by an unexpectedly long down cycle (or "soft" market) for medical stop-loss business. The medical stop-loss market has been “soft” for the past four years, including cases written in 2006 and 2007, which means that many of the Company’s competitors have been willing to write business at little or no margin. We had been aware of these market conditions and had curtailed our growth in order to attempt to achieve higher profit margins.  The Company believed that it had taken sufficient action to insure that business written in 2006 would produce better margins than that written in 2005 and formulated a Projected Net Loss Ratio reflecting such expectations.  As is typical with medical stop-loss business, MGUs do have some discretion with in our underwriting guidelines to make pricing concessions on certain cases, particularly as it relates to maintaining their core renewal business and production sources.

In the third quarter of 2007, during our quarterly review of Claim Development Patterns, we identified a material increase in claims and reserves with respect to business written in 2006.  Such adverse development was primarily driven by the frequency of claims relative to the business written in that year proving significantly higher than what would have been predicted by prior loss development patterns.  This increased frequency of medical stop-loss claims was due, in part, to increased severity of primary claims.  The Company determined that this increase in claims was an indication of a pattern of higher loss frequency.  While claims related to business written in 2007 have not yet developed to a level where Claim Development Patterns would provide reliable estimates of ultimate claim levels, we determined that it was appropriate to re-estimate the 2007 Projected Net Loss ratio to take into account developing losses with respect to business written in 2006.

As a result of these actions, the Company increased the Projected Net Loss Ratio on the business written in 2007 by 9.8% and increased the Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) on the business written in 2006 by 11.4%.  This resulted in a charge of $11.9 million, before income taxes, in 2007 primarily relating to the re-estimation of unpaid losses from the prior year.  In addition, the Company booked higher reserves of $5.6 million related to the 2007 business due to the increase of 9.8% in the Projected Net Loss Ratio from the rate at which new business was reserved for in 2006. The Company recorded Net Loss Ratios for the medical stop-loss line of 108.9%, 95.2% and 93.2% for the years ended December 31, 2007, 2006 and 2005 respectively. The Net Loss Ratio equation primarily differs from the Combined Ratio in that it subtracts out expenses from the premiums prior to dividing by the insurance benefits, claims and reserves.  We primarily use Net Loss Ratios from a reserving standpoint and as a management tool to measure the profitability of medical stop-loss with respect to each program. The Company primarily uses Combined Ratios as an accounting measurement for reporting purposes.

Fully Insured Health

The adverse development recorded in 2007 in the Fully Insured Health segment was largely related to: (i) overestimating the value of certain new initiatives started in 2006 that were intended to manage and reduce claims costs, including medical care management services to insureds, negotiation of out-of-network claims, and auditing provider bills ("Cost Containment Program"),  and (ii) underestimating in 2006 the seasonality patterns that are a result of an increasing portion of the business having high deductible health plans (“HDHPs”).    Although this Cost Containment Program did have a positive impact on the results of the small group major medical line, during 2007 the Company determined that the impact was not as large as it had anticipated when setting reserves in 2006.  With respect to the seasonality patterns, HDHPs have fewer claims in the first quarter of a plan year and higher claims in the last quarter of the plan year. Primarily as a result of these two factors during 2006, the Company believed that its small-group major medical business had significantly better loss ratios than we later determined.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.7 million.

Interest Expense on Debt

Interest expense increased $.3 million primarily as a result of a higher average outstanding principal balance and a higher interest rate paid under a line of credit during 2007 compared to 2006 (an average of 6.7% in 2007 compared to 5.1% in 2006).

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $25.4 million in 2007 as compared to 2006. The increase is primarily due to (i) a $22.7 million increase in commission and administrative  expenses associated with the operation of the Fully Insured segment, primarily due to (a) $6.3 from the acquisitions of CAM and AMC, (b) an overall increase in costs of $15.0 million due to the increase in business (reported as SGA expenses, previously described), and (c) a $1.4 million increase in amortization expenses as a result of the purchase accounting for recent acquisitions; and  (ii) a $3.5 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to  higher volume.

Income Taxes

Income tax expense decreased $6.2 million to $.4 million for 2007 from $6.6 million in 2006, primarily due to the decrease in pre-tax income in 2007.  The decrease in the effective tax rate to 22.2% in 2007 from 31.4% in 2006 is primarily due to a higher ratio of dividend received deductions ("DRD") and tax exempt income to pre-tax income in 2007 compared to 2006.  Although the amount of DRD and tax exempt income has not increased substantially, their proportion to pre-tax  income has due to the decrease in operating income in 2007 resulting in a lower effective tax rate in 2007.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Income from continuing operations was $14.5 million, or $.95 per share, diluted, for the year ended December 31, 2006, a decrease of $3.0 million compared to income from continuing operations of $17.5 million, or $1.22 per share, diluted, for the year ended December 31, 2005. The Company's income from continuing operations before taxes decreased $5.1 million to $21.1 million for the year ended December 31, 2006 from $26.2 million for 2005. The loss from discontinued operations was $.4 million, or $.02 per share, diluted, for the year ended December 31, 2006 compared to $.2 million, or $.01 per share, diluted, for the year ended December 31, 2005.

Information by business segment for the years ended December 31, 2006 and 2005 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	And
2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$153,087	3,950	699	3,169	107,864	-	40,417	$12,624
Fully Insured	32,590	192	-	29,938	19,128	102	42,399	1,091
Group disability,
life, annuities
and DBL	44,206	9,594	-	428	31,866	165	15,100	7,097
Individual life,
annuities
and other	28,787	31,761	-	1,057	39,034	5,103	9,428	8,040
Corporate	-	2,179	-		-	-	6,653	(4,474)
Sub total	$258,670	47,676	699	34,592	197,892	5,370	113,997	24,378

Net realized investment gains								625
Interest expense								(3,890)
Income from continuing operations before income taxes								21,113
Income taxes								(6,632)
Income from continuing operations								14,481
Loss from discontinued operations								(420)
Net income								$14,061

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	And
2005	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$128,501	4,344	1,411	7,120	88,075	-	34,957	$18,344
Fully Insured	17,423	(75)	-	6,710	10,784	600	13,271	(597)
Group disability,
life, annuities
and DBL	41,888	8,276	-	553	29,301	154	15,729	5,533
Individual life,
annuities and
Other	28,531	25,965	-	605	35,682	4,521	7,891	7,007
Corporate	-	1,338	-	108	-	-	4,157	(2,711)
Sub total	$216,343	39,848	1,411	15,096	163,842	5,275	76,005	27,576

Net realized investment gains								2,077
Interest expense								(3,496)
Income from continuing operations before income taxes								26,157
Income taxes								(8,659)
Income from continuing operations								17,498
Loss from discontinued operations								(197)
Net income								$17,301

Premiums Earned

Total premiums earned grew $42.4 million to $258.7 million from $216.3 million in 2005. The increase is due to: (i) the Medical Stop-Loss segment which increased $24.6 million primarily due to increased retentions and increased production from business written by other carriers; (ii) the Fully Insured Health segment which had a $15.1 million increase in premiums, comprised of a $3.4 million increase in dental premiums, a $5.3 million increase in short-term medical and a $6.4 million increase in group major medical primarily due to business that  was transferred to the Company's carriers during 2006; (iii) an increase of $2.3 million in the Group segment primarily due to a $2.1 million increase in point of service and a $.9 million increase in group term life, partially offset by a $1.1 million decrease in DBL caused by a reduction in statutory rates; and (iv) the Individual and Other segment which increased $.3 million.

Net Investment Income

Total net investment income increased $7.9 million primarily due to the maintenance of a higher level of invested assets due to the acquisitions of policy blocks in 2005, and an increase in the investment rate of return during the current year.  In addition, the Company’s investments in limited partnerships in the Corporate segment contributed more investment income in 2006 than in 2005. The annualized return on total investments was 5.5% for 2006 versus 5.1% for 2005.

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

Total other income decreased $3.3 million to $2.1 million from $5.4 million in 2005.  This was primarily due to the inclusion of $3.5 million of other income in 2005 from a commutation agreement and a loss ratio cover with a reinsurer that have no equivalent in 2006.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $34.1 million. The increase is due to: (i) $19.8 million in the Medical Stop-Loss segment resulting primarily from a 5.9% increase in retention and an increase in Net Loss Ratios to 95.2% as compared to 93.2% for 2005 (see “Outlook” for a discussion of factors affecting the recent underwriting profitability of the Medical Stop-Loss segment); (ii) an increase of $8.3 million in the Fully Insured segment due to an increase in premium volume; (iii) a $3.3 million increase in the Individual and Other segment due to higher losses on assumed blocks of annuity and life business and surrenders and interest credited on policies due to acquisitions made in 2005; and (iv) an increase of $2.6 million in the Group segment primarily due to a $2.7 million increase related to new business written for group A&H in point of service, a $.9 million increase in group term life losses and a $.6 million increase in interest credited in group annuities, partially offset by a $1.8 million decrease in LTD paid claims and net claims reserves. Insurance benefits, claims and reserves for 2006 includes a charge of $3.8 million to reflect loss development from prior years and a corresponding increase in reserves for the current year, primarily related to the Medical Stop-Loss segment. While management sets reserves based on its best estimates of ultimate claim settlement costs, the Company adjusts reserves as claims mature, approach settlement or are otherwise resolved.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $38.0 million in 2006 as compared to 2005. The increase is primarily due to (i) a $29.1 million increase in expenses associated with the operation of the Fully Insured segment, primarily due to the acquisitions of IAC and GroupLink, and higher commission expense due to the increase in premiums; (ii) a $5.4 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned; (iii) a $1.5 million increase in the Individual and Other segment due to the block acquisitions in 2005; (iv) a $.6 million decrease in the Group segment primarily due to loss experience refunds which reduced commissions in the group A&H business as a result of higher loss ratios in 2006 compared to the prior year; and (v) a $2.6 million increase in other corporate expenses, including $1.1 million of expenses related to share-based compensation due to the adoption of SFAS 123R in 2006.

Income Taxes

Income tax expense decreased $2.1 million to $6.6 million for 2006 from $8.7 million in 2005 primarily due to the decrease in pre-tax income in 2006.  The effective tax rates were 31.4% for 2006 and 33.1% for 2005.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments and other investing activities. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations. The Company reported a net use of cash from the operating activities of continuing operations of $3.6 million primarily due to the settlement of two reinsurance contracts. The Company’s net use from operations is not reasonably likely to have a material adverse impact on its liquidity.

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

BALANCE SHEET

Total investments and cash and cash equivalents decreased $27.8 million during 2007 largely due to $9.0 million in cash used for acquisitions, a $10.9 million increase in unrealized losses on available for sale securities and $9.4 million of increases in net amounts due from reinsurers.

The Company had net receivables from reinsurers of $100.1 million at December 31, 2007. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2007.

Primarily in the third quarter of 2007, the Company recorded reserve strengthening of $12.2 million primarily related to its 2006 Medical Stop-Loss Business due to emerging Claim Development Patterns. The adverse development to the Claim Development Patterns was due to the frequency of claims reported in that quarter being significantly higher than had been predicted by prior loss development patterns.  This frequency of medical stop-loss claims was due, in part, to the increasing severity of primary claims.  The Company determined that this increase in claims was an indication of a pattern of higher loss frequency.

In addition, the Company recorded additional reserves of $5.6 million on its 2007 Business, primarily as a result of the Company’s review of the Claim Development Patterns of the 2006 Business.  This business was reserved using the Projected Net Loss Ratio.  This change represents a deviation of approximately 9.8% from the Projected Net Loss Ratio as originally estimated.

The $8.3 million decrease in total stockholders' equity in 2007 is primarily due to a $2.3 million net loss and a $6.8 million increase in after-tax net unrealized losses on investments.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's cash and investment assets, approximately 86.5%

was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at December 31, 2007. Also at such date, approximately 98.9% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2007, approximately 1.1% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any mortgage loans or non-performing fixed maturities at December 31, 2007. At December 31, 2007, the Company had $44.5 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA. Of this amount, 37.5% were in CMOs that originated in 2005 or earlier and 62.5% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no exposure to sub-prime mortgages. The decline in market value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the years ended December 31, 2007 and 2006, the Company recorded $.4 million and $.2 million, respectively, of realized losses for other-than-temporary impairments.

The Company's gross unrealized losses on fixed maturities totaled $16.9 million at December 31, 2007. Substantially all of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2007.

Health Reserves

The following table summarizes the prior year net unfavorable amount incurred in 2007 according to the year to which it relates, together with the opening reserve balance (net of reinsurance recoverable) to which it relates (in thousands):

	Reserves at	Prior Year Amount
	January 1, 2007	Incurred in 2007
Total Reserves
2006	$68,301	$9,511
2005	9,953	1,642
2004	3,268	184
2003 and Prior	9,003	825

Total	$90,525	$12,162

The following sections describe, for each segment, the deficiency - unfavorable development or redundancy - favorable development experienced in 2007, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced net unfavorable development of $11.9 million in the Medical Stop-Loss segment as previously discussed in Reserve Strengthening. The net unfavorable development is based on $10.2 million of negative development in the 2006 reserves and $1.7 million related to prior years. With respect to the 2006 reserves, the deficiency was primarily due to the continuing deterioration of the business underwritten in 2006. These increases in reserve estimates are generally the result of on-going analysis of recent loss development trends. In the third quarter of 2007, the Company identified a material increase in claims and reserves with respect to business written in 2006. Such adverse development was primarily driven by the frequency of claims relative to the business written in that year proving significantly higher than what would have been predicted by prior loss development patterns.  This increased frequency of medical stop-loss claims was due, in part, to increased severity of primary claims.

Fully Insured Health

The Company experienced $1.1 million of net unfavorable development in the Fully Insured Health segment as previously discussed in Reserve Strengthening. The adverse development in the Fully Insured Health segment in 2007 is based on $1.2 million largely related to overestimating the value of the Cost Containment Program started in 2006 and underestimating in 2006 the seasonality patterns that are a result of an increasing portion of the business having HDHPs. The Fully Insured Health line had a favorable variance of $.1 on the 2005 reserves.

Group Disability

The Group Disability segment had an unfavorable development of $.2 million.  This amount consists of a favorable development of $1.1 million on the 2006 reserves primarily due to DBL and a net unfavorable development of $1.3 million for all other years due to LTD.

Due to the long-term nature of LTD, in establishing loss reserves the Company must make estimates for case reserves, incurred but not reported reserves (“IBNR”), and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the Company’s best estimate of the present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, results can vary from year to year solely on the basis of one or two policies.  It is not uncommon for a reserve of several hundred thousand dollars to be associated with one policy.  If a small number of claimants with large policy reserves were to recover or a few large claims were incurred, the results could distort the Company’s reserve estimates from year to year.  However, there were no individual factors in 2007 that caused the unfavorable development in LTD. With respect to DBL, reserves for the most recent quarter of earned premium are established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Reserves associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The favorable development in the DBL line is due to lower than expected claims.

 There were no changes in the Company’s experience factor or the IBNR factor for Group Disability. The reserving process used by management was consistent from 2006 to 2007.

Individual A&H and Other

The Individual A&H and Other segment had favorable development of $1.0 million. The Company experienced $.7 million favorable variance related to 2006 reserves on our Blanket Accident and sickness product that is sold to volunteer fire districts, due to lower claims experience than historically experienced. The Company had $.3 favorable variance on all other Individual A&H lines related to 2005 and prior reserves. The reserving process used by management was consistent from 2006 to 2007.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, December 2003 and March 2003, the Company borrowed $15.0 million, $12.0 million and $10.0 million, respectively, through pooled trust preferred issuances by unconsolidated subsidiary trusts. In August 2006, the Company entered into a $15.0 million line of credit, all of which was drawn down at that time. $12.5 million remains outstanding at December 31, 2007 due to a $2.5 million scheduled reduction in this line of credit in August 2007. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this report.

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash-flow requirements can be fully assessed based upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events.

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2007 (in thousands):

		Junior				Funds
		Subordinated	Interest		Insurance	on
	Debt	Debt	On Debt	Leases	Reserves	Deposit	Total

2008	$2,500	$-	$3,810	3,789	$171,281	$42,144	$223,524
2009	10,000	-	3,496	2,864	40,756	41,283	98,399
2010	-	-	3,229	2,350	35,068	40,008	80,655
2011	-	-	3,229	2,194	29,769	36,748	71,940
2012	-	-	3,229	1,309	27,635	33,979	66,152
2013 and
Thereafter	-	38,146	69,783	4,109	156,005	189,549	457,592
Totals	$12,500	$38,146	$86,776	$16,615	$460,514	$383,711	$998,262

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed maturities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry its fixed maturities as available-for-sale. In 2007, the Company experienced an increase in unrealized losses of $10.9 million which, net of deferred tax benefits and an allocation to deferred policy acquisition costs, decreased stockholders' equity by $6.8 million (reflecting net unrealized losses of $16.1 million at December 31, 2007 compared to net unrealized losses of $9.3 million at December 31, 2006). From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

In the second quarter of 2008, pursuant to terms set forth in the Limited Liability Company Agreement of Majestic, IHC intends to purchase the remaining 14.7% of the minority interest currently owned by a senior officer of Majestic.

OUTLOOK

  For 200 8 , IHC’s business plan is to: (i) continue to improve the profitability of our Fully Insured Health business, while selectively retaining more risk; (ii) selectively pursue new Fully Insured Health opportunities that leverage our vertically integrated strategy of generating fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (iii) continue to improve the profitability of our Medical Stop-Loss business, (iv) expand distribution of our life and disability products and add new life and critical illness products, and ( v ) continue to acquire blocks of life and annuity business

The following summarizes what IHC has accomplish ed and the outlook for 200 8 and beyond by segment.

Historic Core Lines of Business

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters ("MGUs") and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for our two primary product segments (Medical Stop-Loss and Group disability, life, annuities and DBL).  While it is always our intent to emphasize underwriting profits and not top line growth , the medical stop-loss industry as a whole succumbed to pricing pressures caused by an unexpectedly long down cycle (or "soft" market) from 2003 through 2007.  As a consequence of these market conditions, we curtailed our growth, and believed that we had taken sufficient action to insure that business written in 2006 would produce better margins than that written in 2005.  Unfortunately, certain of our MGUs exercised discretion within our underwriting guidelines to make pricing concessions on particular cases, which ultimately resulted in business incepting in 2006 having higher loss ratios than that incepting in 2005. We recorded GAAP Combined Ratios of 91.9%, 94.0% and 104.9% for the calendar years ended December 31, 2005, 2006 and 2007, respectively. As the 2007 Combined Ratio includes reserve strengthening of $11.9 million, we expect the 2008 GAAP Combined Ratio to improve.

With respect to distribution , Standard Security Life is approved to write Medical Stop-Loss in all 50 states through ten MGUs , and Madison National Life is licensed to write this line in 49 states through two MGUs.   T he Company has a significant ownership interest in five of these MGUs (including those owned by AMIC), which produced $ 111.5 million ( 54.2%) of Medical Stop-Loss premium written on IHC paper in 200 7 ..

The Company anticipate s marginal shrinkage in Medical Stop-Loss premiums in 2008 due to tighter underwriting guidelines and fewer MGUs, partially offset by rate increases. The Company anticipates its other historic core lines of business will remain relatively constant in 2008 ..

  Expansion of Fully Insured Health Segment

Through the acquisitions of HPA  and  GroupLink in 2005 and IAC in 2006, IHC has expanded into multiple new Fully Insured Health Product s, including short-term medical (“ST M ”), group major medical and major medical for individuals and families (including Consumer Driven Health Plans (“CDHPs”)), dental , vision , limited medical and student medical (the “ Fully Insured Health Products”).  These products are now approved in the majority of states, although we will only selectively write our Fully Insured Health products in the n ortheastern , and certain other, states. Collectively, IHC will administer, manage and distribute its Fully Insured Health Products through its access to approximately 50,000 general agents, agents and brokers (“Producers”) in the majority of states.  IHC believes this is one of the largest networks of Producers focusing on the sale of Fully Insured Health Products in the country.  In addition, the Company now owns two companies ( CAIS and IHC Health Solutions) that are market ing its major medical for groups, individuals and families (including CDHPs ) , STM and dental products through alternative distribution methods in addition to general agents. These companies now produce about 30% of the Company's fully insured business. Through the acquisition of Actuarial Management Corp., the Company brought in-house the actuarial expertise necessary to maintain the profitability of the block, and added another source of fee income and potentially profit commission.

The Company believes that , on an annualized basis, by the end of 2008, its Fully Insured Health premiums will exceed those generated by its Medical Stop-Loss line .. The F ully I nsured H ealth market is a much larger market than the excess market , estimated at $500 billion compared to a Medical Stop-Loss market of approximately $4 billion. As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its F ully I nsured Health business will continue to grow rapidly while continuing to yield profitable underwriting results, which will help balance the more volatile and cyclical M edical S top- L oss business.

Expansion of Life & Annuity Block Acquisitions

The Company announced that it has entered into an agreement to acquire a block of life and annuity reserves of approximately $65 million, which is scheduled to close and be effective as of April 1, 2008.  We will continue to look for financially viable life and annuity acquisitions during 200 8, a lthough the source and timing of new acquisitions is unpredictable ..  The Company will also begin to leverage its capabilities to administer large blocks of life and annuities for other carriers for whom this is not a core business.

Summary

In summary, the Company anticipates improved operating performance in 200 8 as a result of (i) increased premiums and fee income from its multiple F ully I nsured H ealth P roducts through varied distribution channels; (ii) improved profitability of its Medical Stop-Loss business; (iii) reduced susceptibility to market cycles due to a better balance between excess and fully insured health business; and (iv) the anticipated acquisition of the aforementioned block of life and annuity business ..

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2007:

	Estimated	Estimated Change
Change in Interest Rates	Fair Value	In Fair Value
	(In millions)
200 basis point rise	$534.9	$(77.0)
100 basis point rise	574.0	(37.9)
Base scenario	611.9	-
100 basis point decline	645.3	33.4
200 basis point decline	676.9	65.0

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

See Index to Consolidated Financial Statements and Schedules on page 56.

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

There was no change in IHC's internal control over financial reporting during the fourth quarter of 2007 that materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm are included in Item 8 of this Form 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission.

Our written Code of Business Ethics and Corporate Code of Conduct may be found on our website, www.ihcgroup.com, under the Corporate Information / Corporate Governance tabs.  Collectively, the two Codes apply to all of our directors, officers and employees, including our principal executive officer and our senior financial officers.  Any amendment to or waiver from either of the Codes will be posted to the same location on our website, to the extent such disclosure is legally required.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 56.

(a) (3) EXHIBITS

See Exhibit Index on page 109.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2008.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President, and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 17th day of March, 2008.

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

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE

Report of Management on Internal Control Over Financial Reporting	57

Reports of Independent Registered Public Accounting Firm	58

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2007 and 2006	61

Consolidated Statements of Operations for the years ended	62
December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders' Equity for the years	63
ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended	64
December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements	65

SCHEDULES:*

Summary of investments - other than investments in related parties at	104
December 31, 2007 (Schedule I)

Condensed financial information of parent company (Schedule II)	105

Supplementary insurance information (Schedule III)	108

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

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2007, IHC's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Annual Report, has issued an audit report on management's assessment of, and the effective operation of, IHC's internal control over financial reporting as of December 31, 2007, which is included herein on page 58.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited Independence Holding Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Holding  Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated financial statements of Independence Holding Company and subsidiaries (the “Company”) as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 17, 2008  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 17, 2008

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2007	2006
	(In thousands, except share data)
ASSETS:
Investments:
Short-term investments	$9,001	$9,910
Securities purchased under agreements to resell	13,757	68,849
Fixed maturities, available-for-sale	611,906	665,340
Equity securities, available-for-sale	98,496	60,043
Other investments	42,899	55,034

Total investments	776,059	859,176

Cash and cash equivalents	72,823	17,543
Due from securities brokers	5,188	660
Investment in American Independence Corp. ("AMIC")	40,475	39,942
Deferred acquisition costs	45,447	47,008
Due and unpaid premiums	64,444	23,860
Due from reinsurers	143,710	128,805
Premium and claim funds	49,468	51,244
Notes and other receivables	13,872	13,994
Goodwill	51,695	46,210
Other assets	44,962	40,165

TOTAL ASSETS	$1,308,143	$1,268,607

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$212,261	$168,733
Insurance reserves-life and annuity	248,253	251,978
Funds on deposit	383,711	387,757
Unearned premiums	22,415	19,982
Policy claims-health	1,340	6,296
Policy claims-life	10,639	6,799
Other policyholders' funds	17,738	18,299
Due to securities brokers	1,852	-
Due to reinsurers	43,571	38,109
Accounts payable, accruals and other liabilities	70,303	69,127
Liabilities related to discontinued operations	22,563	17,231
Debt	12,500	15,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,085,292	1,037,457

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares
authorized; 15,366,281 and 15,293,862 shares issued,
respectively; 15,228,521 and 15,175,467 shares out-
standing, respectively	15,366	15,294
Paid-in capital	99,805	97,873
Accumulated other comprehensive loss	(16,125)	(9,302)
Treasury stock, at cost; 137,760 and 118,395 shares,
respectively	(2,626)	(2,237)
Retained earnings	126,431	129,522

TOTAL STOCKHOLDERS' EQUITY	222,851	231,150

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,308,143	$1,268,607

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,

	2007	2006	2005
	(In thousands, except per share data)
REVENUES:
Premiums earned:
Health	$272,748	$225,264	$183,910
Life and annuity	34,137	33,406	32,433
Net investment income	46,122	47,676	39,848
Fee income	44,083	32,533	9,704
Net realized investment gains	1,258	625	2,077
Equity income from AMIC	546	699	1,411
Other income	3,428	2,059	5,392

	402,322	342,262	274,775
EXPENSES:
Insurance benefits, claims and reserves:
Health	203,511	149,878	119,916
Life and annuity	47,194	48,014	43,926
Selling, general and administrative expenses	139,380	113,997	76,005
Amortization of deferred acquisition costs	6,111	5,370	5,275
Interest expense on debt	4,194	3,890	3,496

	400,390	321,149	248,618

Income from continuing operations before income taxes	1,932	21,113	26,157
Income taxes	428	6,632	8,659

Income from continuing operations	1,504	14,481	17,498

Discontinued operations:
Loss from discontinued operations	(224)	(420)	(197)
Loss on disposition of discontinued operations	(3,608)	-	-

NET INCOME (LOSS)	$(2,328)	$14,061	$17,301

Basic income (loss) per common share:
Income from continuing operations	$.10	$.97	$1.24
Loss from discontinued operations	(.01)	(.02)	(.01)
Loss on disposition of discontinued operations	(.24)	-	-
Basic income (loss) per common share	$(.15)	$.95	$1.23

WEIGHTED AVERAGE SHARES OUTSTANDING	15,196	14,872	14,018

Diluted income (loss) per common share:
Income from continuing operations	$.10	$.95	$1.22
Loss from discontinued operations	(.01)	(.02)	(.01)
Loss on disposition of discontinued operations	(.24)	-	-
Diluted income (loss) per common share	$(.15)	$.93	$1.21

WEIGHTED AVERAGE DILUTED SHARES
OUTSTANDING	15,311	15,167	14,292

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				ACCUMULATED
				OTHER				TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK		RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY
				(In thousands, except share data)

BALANCE AT DECEMBER 31, 2004	14,235,066	$14,235	$78,033	$(1,976)	(132,300)	$(2,376)	$100,937	$188,853
Net income							17,301	17,301
Net change in unrealized gains (losses)				(6,438)				(6,438)
Total comprehensive income								10,863
Purchase of treasury stock					(310,200)	(5,624)		(5,624)
Exercise of common stock options and related tax benefits			406		100,461	1,801	(1,147)	1,060
Common stock dividend ($.05 per share)							(701)	(701)
Additional purchases of AMIC					239,122	4,370	(185)	4,185
Other capital transactions			115					115

BALANCE AT DECEMBER 31, 2005	14,235,066	14,235	78,554	(8,414)	(102,917)	(1,829)	116,205	198,751
Adjustment to January 1, 2006 beginning balance for
adoption of Staff Accounting Bulletin No. 108							558	558
January 1, 2006 balance, as adjusted	14,235,066	14,235	78,554	(8,414)	(102,917)	(1,829)	116,763	199,309
Net income							14,061	14,061
Net change in unrealized gains (losses)				(888)				(888)
Total comprehensive income								13,173
Purchase of treasury stock					(58,315)	(1,180)		(1,180)
Exercise of common stock options and related tax benefits	438,050	438	5,210		40,170	725	(545)	5,828
Common stock dividend ($.05 per share)							(757)	(757)
Purchase of IAC	446,663	447	9,175					9,622
Purchase of CAIS	46,250	46	1,012					1,058
Other stock issuances	127,833	128	2,438		1,417	25		2,591
Share-based compensation expense			1,401		1,250	22		1,423
Other capital transactions			83					83

BALANCE AT DECEMBER 31, 2006	15,293,862	15,294	97,873	(9,302)	(118,395)	(2,237)	129,522	231,150
Net loss							(2,328)	(2,328)
Net change in unrealized gains (losses)				(6,823)				(6,823)
Total comprehensive loss								(9,151)
Purchase of treasury stock					(19,865)	(398)		(398)
Exercise of common stock options and related tax benefits	51,040	51	628					679
Common stock dividend ($.05 per share)							(763)	(763)
Share-based compensation expense and related tax benefits	21,384	21	1,311		500	9		1,341
Other capital transactions	(5)		(7)					(7)

BALANCE AT DECEMBER 31, 2007	15,366,281	$15,366	$99,805	$(16,125)	(137,760)	$(2,626)	$126,431	$222,851

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,

	2007	2006	2005
	(In thousands)
Cash Flows Provided By (Used By) Operating Activities:
Net income (loss)	$(2,328)	$14,061	$17,301
Adjustments to net income (loss):
Loss from discontinued operations	224	420	197
Loss on disposition of discontinued operations	3,608	-	-
Amortization of deferred acquisition costs	6,111	5,370	5,275
Net realized investment gains	(1,258)	(625)	(2,077)
Equity income from AMIC and other equity method investments	(972)	(1,518)	(3,096)
Depreciation and amortization	4,857	2,963	1,970
Share-based compensation expenses	1,325	1,567	-
Deferred tax expense (benefit)	(6,254)	3,045	8,514
Other	574	1,324	1,291
Changes in assets and liabilities:
Net sales of trading securities	700	864	638
Change in insurance liabilities	34,476	(13,352)	(11,398)
Additions to deferred acquisition costs	(4,347)	932	(8,177)
Change in net amounts due from and to reinsurers	(9,443)	25,942	17,881
Change in premium and claim funds	1,776	(25,496)	(3,647)
Change in income tax liability	(547)	(5,310)	(3,848)
Change in due and unpaid premiums	(40,584)	1,643	(2,488)
Change in other assets	(4,613)	(1,533)	(443)
Change in other liabilities	12,262	7,200	3,662

Net change in cash from operating activities of continuing operations	(4,433)	17,497	21,555
Net change in cash from operating activities of discontinued operations	(543)	(462)	181

Net change in cash from operating activities	(4,976)	17,035	21,736

Cash Flows Provided By (Used By) Investing Activities:
Change in net amount due from and to securities brokers	(2,676)	(3,565)	(7,059)
Net sales (purchases) of short-term investments	1,063	(1,103)	11,297
Net sales (purchases) of securities under resale
and repurchase agreements	55,092	(24,450)	49,145
Sales of equity securities	60,149	114,116	23,780
Purchases of equity securities	(110,441)	(110,374)	(72,361)
Sales of fixed maturities	266,592	337,819	679,037
Maturities and other repayments of fixed maturities	51,021	2,700	1,300
Purchases of fixed maturities	(262,250)	(327,981)	(829,251)
Proceeds of sales of other investments	16,711	10,436	6,325
Additional investments in other investments, net of distributions	(4,151)	(5,770)	(654)
Cash paid in acquisitions of companies, net of cash acquired	(9,034)	(20,950)	(12,049)
Investment in AMIC	-	-	(4,964)
Cash received in acquisitions of policy blocks	104	4,979	130,509
Change in notes and other receivables	(890)	(1,658)	(5,477)
Other	86	(5,201)	(2,126)

Net change in cash from investing activities	61,376	(31,002)	(32,548)

Cash Flows Provided By (Used By) Financing Activities:
Proceeds from issuance of common stock	-	2,500	-
Repurchases of common stock	(398)	(1,180)	(5,624)
Exercises of common stock options	570	3,488	653
Excess tax benefits from exercises of common stock options	35	1,821	-
Proceeds of investment-type insurance contracts	1,933	10,451	15,947
Proceeds of debt	-	2,500	-
Repayment of debt	(2,500)	-	-
Dividends paid	(760)	(729)	(701)

Net change in cash from financing activities	(1,120)	18,851	10,275

Net change in cash and cash equivalents	55,280	4,884	(537)
Cash and cash equivalents, beginning of year	17,543	12,659	13,196

Cash and cash equivalents, end of year	$72,823	$17,543	$12,659

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), Community America Insurance Services, Inc. (“CAIS”) and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At December 31, 2007, the Company also owned a 48% equity interest in American Independence Corp. ("AMIC") which owns Independence American Insurance Company (“Independence American”) several MGUs and a controlling interest in HealthInsurance.org, LLC. In January 2008, the Company purchased an additional 165,656 shares of AMIC's common stock, increasing its ownership to 49.7%.

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  Amounts in prior years have been restated in the consolidated financial statements and Notes thereto in order to present the credit life and disability segment as discontinued operations.

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 54% of IHC's outstanding common stock at December 31, 2007.

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

(C)

 Reclassifications

Certain amounts in prior years' consolidated financial statements and Notes thereto have been reclassified to conform to the 2007 presentation, primarily for the results of discontinued operations.

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

 (F)

Investment Securities

(i) Investments in fixed maturities, redeemable preferred securities, equity securities and derivatives (options and options on futures contracts) are accounted for as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value").  Changes in fair value are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.

(b) Securities not held for trading purposes which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, directly to accumulated other comprehensive income or loss (a component of stockholders' equity). Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to net realized investment gains in the Consolidated Statements of Operations.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investments gains in the Consolidated Statements of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities. There were no such transactions outstanding at December 31, 2007 and 2006.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains and losses), credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations (hedge accounting is not applied to these derivatives). All realized gains and losses are reflected currently in the Consolidated Statements of Operations. There were no such derivative transactions outstanding at December 31, 2007 and 2006.

(v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

(vi) The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to net realized investment gains in the Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

(G)

Investment in American Independence Corp.

The Company's investment in AMIC is carried on the equity method, with the Company's share of equity income or loss credited or charged, as appropriate, to the Consolidated Statements of Operations with a corresponding change to the investment in AMIC. The investment in AMIC, including related goodwill, is reviewed to determine whether an other-than-temporary impairment has occurred. If a decline in fair value is judged by management to be other-than-temporary, a loss is recognized by a charge to the Consolidated Statements of Operations. No such loss was recognized in 2007, 2006 or 2005.

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

Life

For traditional life insurance and other premium paying policies accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60"), amortization of DAC is charged to expense over the related premium revenue recognition period.  Assumptions used in the amortization of DAC are determined based upon the conditions as of the date of policy issue or assumption and are not generally revised during the life of the policy.

For long duration type contracts accounted for under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("SFAS 97"), such as annuities and universal life business, amortization of DAC is charged to expense over the life of the book of such contracts based on the present value of the estimated gross profits ("EGPs") expected to be realized over the life of the book of contracts.  EGPs consist of margins based on expected mortality rates, persistency rates, interest rate spreads, and other revenues and expenses. The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. If the Company determines that the current assumptions underlying the EGPs are no longer the best estimate for the future due to changes in actual versus expected mortality rates, persistency rates,  interest rate spreads, or other revenues and expenses,  the future EGPs are updated using the new assumptions and prospective unlocking occurs.

These updated EGPs are utilized for future amortization calculations.   The total amortization recorded to date is adjusted through a current charge or credit to the Consolidated Statements of Operations.

In September 2005, the AICPA's Accounting Standards Executive Committee issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1").  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS 97.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of the unamortized deferred acquisition costs, unearned revenue, and deferred sales inducements associated with the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have a material impact on the Company's consolidated financial statements.

Health

For credit health insurance policies accounted for under SFAS No. 60, amortization of DAC is charged to expense in proportion to premium revenue recognized.

Deferred acquisition costs have been increased  by $203,000, $7,000 and $2,440,000 in 2007, 2006 and 2005, respectively, representing the portion of unrealized losses on investment securities available for sale that have been allocated to deferred acquisition costs on interest sensitive products rather than to stockholders' equity as a component of other comprehensive income or loss.

(J)

Property and Equipment

Property and equipment of $6,022,000 and $6,983,000 are included in other assets at December 31, 2007 and 2006, respectively, net of accumulated depreciation and amortization of $7,130,000 and $6,648,000, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(K)

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, where material, including legal, other fees, and costs not associated with specific claims but related to the claims payment function), for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with U.S. generally accepted accounting principles.  Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company’s reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company’s results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments. The

Company's estimate of loss represents management's best estimate of the Company's liability at the balance sheet date.

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

Medical Stop-Loss

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

The two “primary” or “key” assumptions underlying the calculation of loss reserves for Medical Stop-Loss business are (i) projected Net Loss Ratio, and (ii) claim development patterns.  The projected Net Loss Ratio is set at expected levels consistent with the underlying assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on recent claim development history (“Claim Development Patterns”).  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns. The Company has concluded that a reasonably likely change in the Projected Net Loss Ratio assumption could have a material effect on the Company’s financial condition, results of operations, or liquidity (“Material Effect”) but a reasonably likely change in the Claim Development Pattern would not have a Material Effect.

Projected Net Loss Ratio

Generally, during the first twelve months of an underwriting year, reserves for Medical Stop-Loss are first set at the Projected Net Loss Ratio, which is set using assumptions developed using completed prior experience trended forward. The Projected Net Loss Ratio is the Company’s best estimate of future performance until such time as developing losses provide a better indication of ultimate results.

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

Due to the short-term nature of Medical Stop-Loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Employer Stop-Loss, as noted above, the Company typically maintains its reserves based on underlying assumptions until it determines that an adjustment is appropriate based on emerging experience from all of its MGUs for prior underwriting years.  Reserves for HMO Reinsurance and Provider Excess are adjusted on a policy by policy basis.  Because of the small number of HMO Reinsurance and Provider Excess policies it writes, the Company is able to evaluate each policy individually for potential liability by reviewing open claims with each HMO or provider group and applying completion factors using historical data.

Fully Insured Health

Reserves for Fully Insured Health business are established to provide for the liability for incurred but not paid claims.  Reserves are calculated using standard actuarial methods and practices. The “primary” assumption in the determination of Fully Insured Health reserves is that historical Claim Development Patterns are representative of future Claim Development Patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for fully insured medical reserves and disability coverages are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The delay in submission of claims tends to be stable over time and not subject to significant volatility.

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

Long Term Disability

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

The two “primary” assumptions on which long term disability reserves are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, the Company would increase reserves because there would be more new claims than expected.  In regard to the assumed recovery rate, if disabled lives recover more quickly than anticipated then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2007 and 2006.  Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

(L)

Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders'

funds on deposit. Amounts on deposit were credited at annual rates ranging 2.5% to 8.1% in 2007, 2006 and 2005. The average credited rate was 4.2% in 2007, 4.6% in 2006, and 4.1% in 2005.

(M)

Insurance Premium Revenue Recognition and Policy Charges

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

Life

Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products.  Revenue from these products are recognized as premium when due.

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

(N)

 Participating Policies

Participating policies represent 9.4%, 9.0% and 7.0% of the individual life insurance in-force and 3.1%, 3.5% and 2.1% of the net life and annuity premiums earned, as of and for the years ended December 31, 2007, 2006 and 2005, respectively, and provide for the payment of dividends.  Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. At December 31, 2007 and 2006, the insurance companies' stockholders' equity was not restricted because of participating policyholders' surplus.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109" ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 was effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of Interpretation 48 was reported as an adjustment to retained earnings as of the beginning of the year of adoption. The amount of the cumulative-effect adjustment was the difference between the net amount of assets and liabilities recognized in the balance sheet prior to the application of Interpretation 48 and the net amount of assets and liabilities recognized as a result of applying Interpretation 48. The adoption of Interpretation 48 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements and the Company believes there are no significant tax positions that would require disclosure under Interpretation 48. The Internal Revenue Service is currently auditing our 2003 and 2004 consolidated income tax returns. It is anticipated that this examination will be completed within the next twelve months. Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

(P)

Income Per Common Share

Included in the diluted earnings per share calculation for 2007, 2006 and 2005, respectively, are 115,000, 295,000 and 274,000 incremental common shares from the assumed exercise of dilutive stock options and from the assumed vesting of dilutive restricted stock, computed using the treasury stock method. In 2007, 2006 and 2005, the calculation of diluted earnings per share excluded 3,254, 2,506 and 2,000 shares, respectively, as their impact was anti-dilutive.

(Q)

Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(R)

Share-Based Compensation

Effective January 1, 2006, under the modified prospective method, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”). SFAS 123R addresses the accounting for share-based payment transactions with employees and other third parties; eliminates the ability to account for share-based compensation transactions using APB 25; and requires, generally, that the compensation costs relating to such transactions be measured based on grant-date fair value and be recognized in the statements of operations over the requisite service period (which is usually the vesting period). For share-based awards with only service conditions, the Company elected to recognize compensation costs on a straight-line basis over the requisite service period for the entire award. SFAS 123R applies to all awards granted after its effective date and to modifications, repurchases or cancellations of existing awards after that date. Results for prior periods have not been restated. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense beginning in 2006 for the portion of awards outstanding on the adoption date for which the requisite service had not yet been rendered based on the grant-date fair value of those awards as previously calculated under SFAS 123 for purposes of pro forma disclosures.

Prior to the adoption of SFAS 123R, the Company accounted for its share-based awards under APB 25.  The following table details the effect on net income and earnings per share had compensation expense for employee share-based awards been recorded in the year ended December 31, 2005 based on the fair value method under SFAS 123 (In thousands, except per share data):

2005

Net income, as reported	$17,301
Add share-based compensation expense
included in reported net income,
net of tax	5
Deduct share-based compensation expense
under SFAS 123, net of tax	(669)
Pro forma net income	$16,637

Basic income per common share
As reported	$1.23
Pro forma	$1.19
Diluted income per common share
As reported	$1.21
Pro forma	$1.16

Tax benefits of $442,000 were reflected in the pro forma expense under SFAS 123 for the year ended December 31, 2005.

Share-based compensation included in reported net income relates to (i) restricted stock awarded during 2005; and (ii) stock appreciation rights granted during 2000 and 2003 for which compensation cost was recognized as the increase, if any, of the Company's current stock price over the base price specified in the award. Share-based compensation expense under SFAS 123 includes the foregoing amounts, plus expense for stock options based on the grant-date fair value determined using the Black-Scholes model of options pricing. The fair values of options were based on the following assumptions: (i) expected volatility based on historical market prices; (ii) risk-free rate of return based on the 5-year U.S. Treasury Note yields at the date of grant; (iii) dividend yield based on the current dividend rate paid on the common stock; and (iv) a three year phased-in vesting period. See Note 15 for the fair values of options granted in 2005 and a summary of the related valuation assumptions.

(S)

Goodwill and Other Intangible Assets

At December 31, 2007 and 2006, the Company had goodwill of $51,695,000 and $46,210,000, respectively. At December 31, 2007 and 2006, the Company had other intangible assets of $17,584,000  and $13,984,000 (which includes $1,308,000 capitalized software classified in Fixed Assets at December 31, 2006), respectively, net of accumulated amortization of $6,448,000 and $3,341,000, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets principally represent the estimated fair value of acquired agent and broker relationships.  In both 2007 and 2006, $477,000 of other intangible assets had an indefinite life and are not subject to amortization.

Goodwill related to the Company's equity method investment in AMIC is considered in the evaluation of whether there has been an other-than-temporary decline in value of the overall investment in AMIC. All other goodwill carrying amounts are evaluated for impairment at the reporting unit level, at least annually. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment write-down of goodwill and other intangible assets would be charged to expense. No impairment charge was required in 2007, 2006 or 2005.

The changes in the carrying amount of goodwill by business segment are as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)

Balance at beginning of year	$46,210	$15,717	$5,508
Medical Stop-Loss:
Acquisition of AMIC shares	-	-	2,761
Acquisition of Majestic	521	-	-
Equity share of acquired deferred tax
benefits (AMIC)	-	-	(999)
Fully Insured:
Acquisition of CAM	640	-	-
Acquisition of AMC	4,324	-	-
Acquisition of IAC	-	25,851	-
Acquisition of CAIS, and other additions	-	2,802	-
IHC Health Holdings (minority interest)	-	1,840	-
Acquisition of HPA	-	-	7,071
Acquisition of GroupLink	-	-	1,376

Balance at end of year	$51,695	$46,210	$15,717

See Note 20 for goodwill carrying amounts by segment as of December 31, 2007 and 2006.

Amortization expense on other intangible assets was $3,107,000, $1,726,000 and $1,086,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for each of the next five years is as follows:

Amortization
Year	Expense
(In thousands)

2008	$3,024
2009	2,893
2010	1,995
2011	1,874
2012	1,627

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

At December 31, 2007 and 2006, the Company had an interest rate swap agreement that was designated and effective as a cash flow hedge in accordance with SFAS 133. The objective of the swap is to reduce the variability in cash flows associated with the re-pricing of interest rates on certain variable rate debt. Changes in fair value of the swap are recorded in accumulated other comprehensive income or loss and are reclassified to net income as earnings are affected by the variability in the interest payments on the hedged debt.

(U)

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”).  SAB 108 requires quantification of prior year immaterial uncorrected misstatements under both the "rollover approach" and the "iron curtain approach." The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. Prior to SAB 108, the Company utilized the rollover approach when quantifying misstatements. The provisions of SAB 108 was applied to financial statements for fiscal years ending after November 15, 2006.

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

Under the rollover approach described above, management did not consider this item to be material to the consolidated financial statements. However, under the dual approach required by SAB 108, this item was adjusted effective as of January 1, 2006.  The Company recognized an increase in due and unpaid premiums of $12,987,000; an increase in insurance reserves – health of $9,069,000; an increase in commissions payable of $3,060,000; an increase in income taxes payable of $300,000; and an increase in retained earnings of $558,000. These amounts were recorded as adjustments of the January 1, 2006 opening balances for these accounts and the impact, net of tax, was reflected as a cumulative effect adjustment to retained earnings.

(V)

Recent Accounting Pronouncements

In November 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”).  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008.  SFAS 141(R) will be applied prospectively.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 will be applied prospectively.  Early adoption is prohibited for both standards.  The Company is in the process of analyzing the effects of adoption of SFAS 141(R) and SFAS 160 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The adoption of SFAS 159 is optional.  The Company is in the process of analyzing the effects of adoption of SFAS 159 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements. FASB Staff Position FIN 157-2, "Effective Date of FASB Statement No. 157", amends SFAS 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The delayed effective date applies to all non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is in the process of analyzing the effects of the adoption of SFAS 157 on the Company’s consolidated financial statements.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2007, Standard Security Life and Madison National Life ceded to Independence American an average of 23% of their medical stop-loss business, 10% of certain of their fully insured health business and 20% of their New York Statutory Disability Business.  IHC owned 48% of AMIC's outstanding common stock at December 31, 2007 and 2006 which was purchased in various transactions from 2002 through 2005. IHC accounts for its investment in AMIC under the equity method. At December 31, 2007 and 2006, IHC's investment in AMIC had a total carrying value of $44,945,000 and $44,412,000, respectively, including goodwill of $4,470,000 at both dates. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates.

For the years ended December 31, 2007, 2006 and 2005, IHC recorded $546,000, $699,000, and $1,411,000, respectively, of equity income from its investment in AMIC representing IHC's proportionate share of income based on its ownership interests during the respective years. AMIC paid no dividends on its common stock in 2007, 2006 and 2005.

In the fourth quarter of 2005, AMIC recognized income of $2,079,000 for a further reduction in the valuation allowance on its deferred tax asset which relates primarily to federal net operating loss carryforwards. This reduction had no effect on IHC's net income since it represented previously unrecognized tax benefits that existed when IHC acquired its ownership in AMIC. IHC recognizes its share of such benefits first as a reduction of its AMIC goodwill (until reduced to zero), and then as a component of its equity in AMIC's income or loss. IHC's equity share of AMIC's 2005 valuation allowance adjustment amounted to $999,000 which was recorded as a reduction of goodwill. There was no corresponding adjustment in 2007 or 2006.

The fair value of the AMIC shares owned by IHC was approximately $36,758,000 at December 31, 2007, based on the closing market price of AMIC's common stock.

In January 2008, the Company purchased an additional 165,656 shares of AMIC's common stock, increasing IHC's ownership interest in AMIC to 49.7%.

The condensed balance sheets of AMIC at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Investments, at fair value	$61,066	$57,215
Cash and restricted cash	21,485	19,586
Goodwill	24,472	24,154
Deferred tax asset, net	12,455	12,973
Other assets	26,624	20,832

Total assets	$146,102	$134,760

Insurance liabilities	$47,512	$40,150
Other liabilities	9,874	7,500

Total liabilities	57,386	47,650

Minority interest	4,039	4,026

Total stockholders' equity	84,677	83,084

Total liabilities and stockholders’ equity	$146,102	$134,760

AMIC's condensed operating results for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)

Revenues	$119,096	$81,485	$83,130
Expenses	117,267	79,017	77,491

Income from continuing operations before
income taxes	1,829	2,468	5,639
Provision for income taxes	691	960	120

Income from continuing operations	1,138	1,508	5,519
Loss from discontinued operations	-	(54)	(59)

Net income	$1,138	$1,454	$5,460

Net income per common share:
Basic	$.13	$.17	$.64
Diluted	$.13	$.17	$.64

IHC and its subsidiaries earned $776,000, $622,000 and $564,000 for the years ended December 31, 2007, 2006 and 2005, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims.

The Company ceded premiums to AMIC of $68,143,000, $56,854,000 and $55,655,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Benefits to policyholders on business ceded to AMIC were $50,128,000 in 2007, $39,611,000 in 2006, and $38,322,000 in 2005.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded net commission expense of $4,174,000, $4,962,000 and $5,542,000 for the years ended December 31, 2007, 2006 and 2005, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Consolidated Balance Sheets at December 31, 2007 and 2006, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers - $19,263,000 and $15,324,000; Other assets - $6,592,000 and $5,971,000; and Other liabilities - $242,000 and $518,000.

Note 3.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2007, the Company had $13,757,000 in resale agreements outstanding, all of which settled on January 2, 2008 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Note 4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	December 31, 2007
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALISED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$273,186	$623	$(10,609)	$263,200
CMOs and ABS (1)	166,449	333	(4,501)	162,281
U.S. Government obligations	6,284	146	-	6,430
Agency MBS (2)	40,039	293	(202)	40,130
GSEs (3)	86,741	203	(1,059)	85,885
States and political subdivisions	54,088	453	(561)	53,980

Total fixed maturities	$626,787	$2,051	$(16,932)	$611,906

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$19,479	$416	$(1,567)	$18,328
Preferred stock	91,883	204	(11,919)	80,168

Total equity securities	$111,362	$620	$(13,486)	$98,496

	December 31, 2006
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALISED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$348,355	$435	$(10,151)	$338,639
CMOs and ABS (1)	164,483	82	(2,719)	161,846
U.S. Government obligations	62,964	-	(2,398)	60,566
Agency MBS (2)	19,928	-	(481)	19,447
GSEs (3)	58,561	-	(1,817)	56,744
States and political subdivisions	28,354	18	(274)	28,098

Total fixed maturities	$682,645	$535	$(17,840)	$665,340

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$8,970	$248	$(312)	$8,906
Preferred stock	50,703	609	(175)	51,137

Total equity securities	$59,673	$857	$(487)	$60,043

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

The Company maintains a securities trading account in addition to its securities classified as available-for-sale. The Company realized net gains from trading securities of $715,000 in 2007, $850,000 in 2006 and $629,000 in 2005. The Company had $9.0 million and $8.9 million, on average, in trading securities during 2007 and 2006, respectively. All such securities were liquidated at December 31, 2007 and 2006.

 The amortized cost and fair value of fixed maturities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$31,366	$31,407	5.1%
Due after one year through five years	56,870	56,324	9.2%
Due after five years through ten years	81,608	79,976	13.1%
Due after ten years	204,116	196,131	32.1%

	373,960	363,838	59.5%

CMO, ABS and MBS
15 year	170,142	165,925	27.1%
20 year	10,031	9,767	1.6%
30 year	72,654	72,376	11.8%

	$626,787	$611,906	100.0%

The following table summarizes, for all securities in an unrealized loss position at December 31, 2007 and 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$35,545	$1,244	$165,054	$9,365	$200,599	$10,609
CMOs and ABS	55,745	1,795	81,953	2,706	137,698	4,501
Agency MBS	-	-	16,441	202	16,441	202
GSE	1,402	20	41,621	1,039	43,023	1,059
States and political
subdivisions	16,126	427	5,571	134	21,697	561
Total fixed maturities	108,818	3,486	310,640	13,446	419,458	16,932
Common stock	10,177	1,484	500	83	10,677	1,567
Preferred stock	62,198	10,858	6,967	1,061	69,165	11,919
Total temporarily impaired
securities	$181,193	$15,828	$318,107	$14,590	$499,300	$30,418

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$115,055	$2,255	$194,932	$7,896	$309,987	$10,151
CMOs and ABS	55,126	430	73,582	2,289	128,708	2,719
U.S. Government obligations	-	-	60,566	2,398	60,566	2,398
Agency MBS	-	-	19,447	481	19,447	481
GSE	9,250	121	47,494	1,696	56,744	1,817
States and political
subdivisions	14,303	20	5,615	254	19,918	274
Total fixed maturities	193,734	2,826	401,636	15,014	595,370	17,840
Common stock	4,664	312	-	-	4,664	312
Preferred stock	7,216	40	2,607	135	9,823	175
Total temporarily impaired
securities	$205,614	$3,178	$404,243	$15,149	$609,857	$18,327

Substantially all of the unrealized losses at December 31, 2007 and 2006 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  There were no securities with unrealized losses that were individually significant dollar amounts at December 31, 2007 or 2006. At December 31, 2007, the Company had $44,487,000 invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA. Of this amount, 37.5% were in CMOs that originated in 2005 or earlier and 62.5% were in CMOs that originated in 2006. The decline in market value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.

At December 31, 2007 and 2006, a total of 73 and 76 securities, respectively, were in a continuous unrealized loss position for less than 12 months; 82 and 76 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Based on management's review of the portfolio, which considered the various factors described in Note 1 (F) (vi), including management's expectation for recovery in fair value and the Company's intent and ability to hold securities for a period of time sufficient to allow for such recovery in fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

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

The estimated fair values of financial instruments are as follows:

	DECEMBER 31, 2007		DECEMBER 31, 2006
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
	(In thousands)

FINANCIAL ASSETS:
Fixed maturities	$611,906	$611,906	$665,340	$665,340
Equity securities	98,496	98,496	60,043	60,043
Policy loans	25,113	29,443	26,719	29,795

FINANCIAL
LIABILITIES:
Funds on deposit	383,711	385,480	387,757	389,224
Debt and junior
subordinated debt
securities	50,646	50,746	53,146	52,374
Other	922	922	151	151

Note 6.

Net Investment Income

Major categories of net investment income for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005
	(In thousands)

Fixed maturities	$38,531	$37,567	$32,774
Equity securities	4,586	3,772	1,671
Short-term investments	3,981	4,326	3,228
Policy loans	1,740	1,757	1,064
Equity income:
Investment partnerships	43	2,237	1,049
Operating partnerships	425	819	1,685
Other	200	529	688
Investment interest expense	(2,283)	(2,369)	(1,327)
Investment expenses	(172)	(186)	(169)

subtotal	47,051	48,452	40,663

Investment income allocated to
discontinued operations	(929)	(776)	(815)

Net Investment Income	$46,122	$47,676	$39,848

Note 7.

Net Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)

Fixed maturities	$(193)	$(4,319)	$294
Equity securities	1,398	2,266	1,364
Sale of other investment	-	1,581	-
Trading and other gains (losses)	719	974	544
IHC stock puts/call	(666)	123	(125)

Net realized investment gains	$1,258	$625	$2,077

Gross gains of $5,374,000 and gross losses of $3,784,000 were realized on sales of available-for-sale securities for the year ended December 31, 2007. During 2007, the Company also recorded $385,000 of losses on securities held at year end with declines in fair value that the Company considered to be other than temporary.

Gross gains of $6,475,000 and gross losses of $8,437,000 were realized on sales of available-for-sale securities for the year ended December 31, 2006. During 2006, the Company also recorded $91,000 of losses on securities held at year end with declines in fair value that the Company considered to be other than temporary.

Gross gains of $7,645,000 and gross losses of $5,976,000 were realized on sales of available-for-sale securities for the year ended December 31, 2005. During 2005, the Company also recorded $11,000 of losses on securities held at year end with declines in fair value that the Company considered to be other than temporary.

Note 8.

Other Investments

Other investments consist of the following at December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Policy loans	$25,113	$26,719
Investment partnership interests	10,868	21,508
Operating partnership interests	5,650	5,561
Investment in trust subsidiaries	1,146	1,146
Other	122	100

	$42,899	$55,034

The Company had invested a total of $5,703,000 and $6,335,000 at December 31, 2007 and 2006, respectively, in a domestic feeder fund of Dolphin Limited Partnership III, L.P. (“Dolphin III").  Dolphin III operates as a private investment partnership to act as the “master fund” in a master-feeder fund structure.  Dolphin III generally seeks significant investment stakes in publicly traded North American companies with a market value of equity plus debt of approximately $2 billion or less. The Company's net investment income (loss) from Dolphin III for the years ended December 31, 2007 and 2006 was $(632,000) and $335,000, respectively.

The Company had invested $8,288,000 at December 31, 2006 in Dolphin Limited Partnership - A ("DLP-A"), a domestic feeder fund for Dolphin Limited Partnership I L.P., a Delaware limited partnership (“Dolphin I”).   The investment objective of the feeder funds, through Dolphin I, is to achieve annually, after all fees, expenses and incentive allocation, a pre-tax net rate of return of three times the 90-day Treasury bill rate principally by investing in relatively “market neutral” global strategies such as merger arbitrage, convertible arbitrage and distressed credit reorganizations, bankruptcies and liquidations. While these strategies are considered relatively “market neutral,” there are also risks associated with the underlying transactions. The Company liquidated its investment in DLP-A in February 2007. The Company's net investment income for 2007, 2006, and 2005 includes $46,000, $921,000, and $428,000, respectively, for its proportionate share of the net income of DLP-A.

Note 9.

Acquisitions

The Company completed the following acquisitions in 2007, 2006 and 2005. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. Pro forma results of operations for 2007, 2006 and 2005, as though these acquisitions had been completed at the beginning of those years, have not been presented since the effect of the acquisitions was not material.

(A)

 CA Marketing and Management Services, LLC.

In January 2007, IHC Health Holdings Corp. (“IHC Health Holdings”), a wholly owned subsidiary of IHC, acquired 100% of the outstanding membership interest in CA Marketing and Management Services, LLC (“CAM”) for total purchase price of $3,500,000. Immediately thereafter, CAM was merged into IHC Health Solutions, Inc., a wholly owned subsidiary of IHC Health Holdings. The company recorded goodwill of $640,000 and other intangible assets of $2,860,000 primarily for the fair value of agent and management services relationships, which is being amortized over weighted average period of 9.06 years. CAM was previously 100% owned by a senior officer of IHC. The Audit Committee of the Board of Directors of IHC unanimously approved the transaction, and upon recommendation by the Audit Committee, it was unanimously approved by the Board of Directors.

(B)

Actuarial Management Corporation

Effective April 2, 2007, the Company acquired 100% of the outstanding shares of capital stock of AMC for a total purchase price of $5,000,000. The Company recorded goodwill of $4,324,000 and other intangible assets of $800,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 5.7 years. AMC is currently responsible for all actuarial aspects of the Company’s fully insured health business. AMC was previously owned by an individual who became a senior officer of IHC prior to the acquisition.

(C)

Insurers Administrative Corporation

In January 2006, the Company entered into a stock purchase agreement to purchase all of the voting and non-voting shares of the common stock of IAC and Interlock Corporation for a total purchase price of $21,360,000 in cash and 446,663 shares of IHC common stock, which were issued at a value of $21.54 per share or $9,622,000. The Company recorded goodwill of $25,851,000 and other intangible assets consisting of $7,000,000 for the value of agent relationships and $1,800,000 for the value of computer software.  The relationship intangible and the capitalized software are being amortized over periods of 13 years and 10.3 years, respectively (a weighted-average period of 12.4 years).  Prior to entering into this agreement, IAC owned the minority interest in IHC Health Holdings, formerly Strategic Health Associates, Inc., and administered IHC’s block of fully insured group health insurance.

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

IHC issued a stock put on 194,443 of the IHC common shares issued in the acquisition, which vested on January 31, 2007, at a price of $17.00 per share and an expiration date of January 31, 2008. The put was recorded at a fair value of $228,000 at the acquisition date. As of December 31, 2007 and 2006 there were 183,333 and 194,443 shares, respectively, of IHC common stock subject to the put. For the years ended December 31, 2007 and 2006, IHC recorded a gain (loss) of $(683,000) and $114,000, respectively, in the Consolidated Statement of Operations, representing the net change in fair value of the put. In January 2008, the stock put agreements were amended such that the put remained in effect on 183,333 shares of IHC common stock through January 31, 2009.

(D)

CA Insurance Services, LLC

On March 1, 2006, IHC acquired the remaining 55% membership interest in CA Insurance Services, LLC by merging it into CAIS, a newly created and wholly owned direct subsidiary of IHC.   The 55% interest was acquired for 46,250 shares of IHC common stock, which were issued at a value of $22.87 per share or $1,058,000.  The Company recorded goodwill of $1,163,000 and an intangible asset of $370,000 for the value of agent relationships in connection with the acquisition.  The relationship intangible is being amortized over a period of nine years.

On March 31, 2006, CAIS acquired a marketing organization, including key management and health insurance sales staff, which controlled a block of approximately $50 million of fully insured group major medical business (including CDHPs) for $750,000, which was recorded as an intangible asset.  This acquired block of group major medical business began to be transitioned to Madison National Life effective August 1, 2006. On January 1, 2008, CAIS was merged into IHC Health Solutions.

(E)

GroupLink, Inc.

On July 1, 2005, the Company, through IHC Health Holdings, acquired a 75% interest in GroupLink, an administrator of dental benefits based in Indianapolis, Indiana and its wholly owned subsidiary, GroupLink Reinsurance Ltd. A member of GroupLink's current senior management continues to own the remaining 25% interest.  Through its ownership of IHC Health Holdings, IHC acquired its interest in GroupLink for $1,988,000 which includes $488,000 of direct costs associated with the acquisition. IHC recorded $1,376,000 of goodwill and $330,000 of other intangible assets in connection with the acquisition. The other intangible assets are being amortized over a period of 5 years. GroupLink sells and administers dental insurance primarily through Madison National Life and Standard Security Life. GroupLink Reinsurance Ltd. reinsures dental business produced by GroupLink, Inc.  Under certain circumstances set forth in a shareholders’ agreement, the Company has the right and/or obligation to purchase some or all of the minority interest in GroupLink.

(F)

Health Plan Administrators, Inc.

On January 5, 2005, IHC Health Holdings acquired a 100% interest in HPA, an administrator of STM products based in Rockford, Illinois and Tampa, Florida, for $12,000,000 cash. During 2005, IHC owned 80% of IHC Health Holdings with the remainder being owned by IAC. Standard Security Life,

Madison National Life and Independence American Insurance Company (a subsidiary of AMIC) write STM products administered by HPA.

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

(G)

Majestic Underwriters LLC

Effective July 1, 2004, IHC acquired a 52% controlling interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss MGU, and AMIC acquired a 23% interest. The senior management of Majestic owned the remaining 25% of the MGU. IHC issued a stock put on 129,808 shares of IHC stock issued in the acquisition which vested on July 1, 2005 at a price of $17.15 per share ("Put"). IHC was granted a corresponding stock call on the same IHC shares which vested on July 1, 2005 at a price of $20.00 per share ("Call"). The put and call were recorded at fair value at the acquisition date. In August 2005, the Call was canceled and the Put was amended such that (i) the price on all shares remained at $17.15 per share through July 18, 2006, and (ii) from July 18, 2006 through July 18, 2007, the Put remained in effect on up to 61,086 shares at a price of $18.55 per share. For the years ended December 31, 2007, 2006 and 2005, IHC recorded a gain (loss) of $17,000, $9,000 and $(125,000), respectively, in the Consolidated Statements of Operations, representing the net  change in fair value of the Put and Call. Under certain circumstances set forth in the Limited Liability agreement of Majestic, the Company has the right and /or obligation to purchase some or all of the minority interest in Majestic.

Effective September 30, 2007, the Company purchased an additional 10.3% interest in Majestic pursuant to terms set forth in the Limited Liability Company Agreement of Majestic, thereby increasing its controlling interest in the medical stop-loss MGU to 62.3%. The interest was purchased from a senior officer of Majestic for a total purchase price of $649,000 and was settled on July 2, 2007. The Company recorded goodwill of $521,000 and other intangible assets of $62,000 for the fair value of broker relationships, which is being amortized over 10.0 years.

Note 10.

Sale of Credit Life and Disability Segment

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  The transaction closed in February 2008 with a payment of $10,940,000, representing the net statutory unearned premium reserve as of December 31, 2007 less a ceding fee of $8,820,000.

In accordance with the terms of such coinsurance agreement, the Company shall continue to administer this block of business, made up of unearned premium reserves totaling $15,742,000 as of December 31, 2007, for approximately six months. The unearned premium reserves and a corresponding amount in due from reinsurers are included in the Consolidated Balance Sheet at December 31, 2007.  At December 31, 2007, the Company accrued an estimated $2,520,000 of exit costs, including $589,000 of one-time termination benefits, and a goodwill impairment charge of $393,000 in connection with the sale. As a result of the transaction, the Company recorded a $3,608,000 loss on the disposition of discontinued operations, net of $1,942,000 of tax benefits, in the Consolidated Statement of Operations for the year ended December 31, 2007.

The liabilities related to the credit life and disability segment as of December 31, 2007 include insurance reserves of $9,103,000 related to liabilities for claims incurred prior to December 31, 2007, amounts due to reinsurers of $10,940,000 and accrued exit costs of $2,520,000. The Company anticipates the majority of the $9,103,000 of insurance reserves retained will be paid in 2008.  It was determined that these expected cash outflows are not direct cash flows of the disposed segment as they are related to the operations of the credit life and disability segment prior to its sale. The Company will have no continuing significant involvement in the operations of the credit life and disability block subsequent to its sale.

The liabilities related to the credit life and disability segment as of December 31, 2006 include insurance reserves of $8,308,000 related to liabilities for claims incurred prior to December 31, 2006 and unearned premiums reserves of $17,329,000, net of deferred acquisition costs of $8,013,000, and goodwill of $393,000.

The operating results of the credit life and disability segment for the years ended December 31, 2007, 2006 and 2005 have been reclassified to discontinued operations on the Consolidated Statements of Operations as follows (in thousands):

	2007	2006	2005

Revenues	$23,588	$22,426	$21,642

Pretax loss from discontinued operations	$(324)	$(612)	$(281)
Tax benefits allocated to discontinued operations	(100)	(192)	(84)

Loss from discontinued operations	$(224)	$(420)	$(197)

Note 11.

Insurance Policy Claims and Reserves

The liabilities for unpaid claims and claim adjustment expenses and insurance reserves-health represent amounts necessary to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

Changes in the liability for reserves, unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for the years ended December 31, 2007, 2006 and 2005 are summarized below.

	2007	2006	2005
	(In thousands)

Balance at beginning of year	$175,029	$157,077	$161,742
Less: reinsurance recoverable	84,504	83,654	104,161
Net balance at beginning of year	90,525	73,423	57,581

Adjustment to January 1, 2006 beginning
balance for the adoption of SAB 108	-	9,069	-
January 1, 2006 beginning balance,
as adjusted	90,525	82,492	57,581

Reserves acquired	-	95	1,847

Amount incurred:
Current year	191,346	146,332	119,544
Prior years	12,162	3,546	373

Total	203,508	149,878	119,917

Amount paid, related to:
Current year	114,401	93,494	71,060
Prior years	74,967	48,446	34,862

Total	189,368	141,940	105,922

Net balance at end of year	104,665	90,525	73,423
Plus: reinsurance recoverable	108,936	84,504	83,654
Balance at end of year	$213,601	$175,029	$157,077

The preceding schedule reflects (i) the due and unpaid, including (in 2006) the adjustment under SAB 108 as described in Note 1 (U); (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The amount incurred in 2007 for prior years of $12,162,000 is primarily as a result of re-estimation of unpaid losses of $11,875,000 on Medical Stop-Loss reserves, $1,082,000 of Fully Insured reserves and a redundancy of $795,000 on all other reserves. The amount incurred in 2006 for prior years of $3,546,000 and the amount incurred in 2005 for prior years of $373,000 is primarily a result of re-estimation of unpaid losses on Medical Stop-Loss reserves.

These increases in reserve estimates are generally the result of on-going analysis of recent loss development trends.  Medical stop-loss business is excess coverage with a short duration. Predicting ultimate claims and estimating reserves in medical stop-loss is especially complicated due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group. Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims. Due to the short-term nature of medical stop-loss, redundancies and deficiencies will typically emerge during the following year rather than over a number of years. In the third quarter of 2007, the Company identified a material increase in claims and reserves with respect to business written in 2006.  Such adverse development was primarily driven by the frequency of claims relative to the business written in that year proving significantly higher than what would have been predicted by prior loss development patterns.  This increased frequency of medical stop-loss claims was due, in part, to increased severity of primary claims.

Note 12.

Debt and Junior Subordinated Debt Securities

(A)

Debt

A subsidiary of IHC entered into a $12,500,000 line of credit with a commercial bank in September 2003. In August 2006, the credit agreement was amended and the line of credit increased to $15,000,000 with automatic reductions of $2,500,000 in August 2007 and August 2008 and the remaining $10,000,000 in August 2009. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life and the assets of such subsidiary of IHC. At December 31, 2007 and 2006, there was $12,500,000 and $15,000,000, respectively, outstanding under the line of credit. A principal repayment of $2,500,000 was made in August, 2007.  The line of credit bears interest at a variable interest rate equal to LIBOR plus 1.25% (6.15% at December 31, 2007). At the time of both the amended and the original credit agreements, the Company simultaneously entered into an interest rate swap, with the commercial bank lender, with a notional amount equal to the debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (6.65% under the current agreement and 3.96% under the prior agreement). There was no hedge ineffectiveness on these swaps which are accounted for as cash flow hedges. The fair values of the swaps and the related after-tax adjustments recognized in accumulated other comprehensive loss were insignificant at December 31, 2007 and 2006.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2007 and 2006 (in thousands):

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

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the

Company owns all of the trusts' common securities, it is not the primary beneficiary for purposes of FASB Interpretation 46R, "Consolidation of Variable Interest Entities," and, accordingly, the trusts are unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recognized liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries at both December 31, 2007 and 2006. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, fixed at 7.4% for the first five years and 400 basis points over the three-month LIBOR thereafter; Independence Preferred Trust II, 390 basis points over the three-month LIBOR, or 9.1% and 9.3% at December 31, 2007 and 2006, respectively; and Independence Preferred Trust III, fixed at 7.2% for the first five years and 350 basis points over the three-month LIBOR thereafter.

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

Cash payments for interest on debt and junior subordinated debt securities were $3,992,000 $3,660,000 and $3,378,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 13.

Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share, none of which were issued as of December 31, 2007 and 2006.

Note 14.

Common Stock

In 1991, IHC initiated a program of repurchasing shares of its common stock. In August 2007, the Board of Directors authorized an additional 100,000 shares to be purchased under the 1991 plan. Through December 31, 2007,  the Company has repurchased 5,961,032 common shares at a cumulative cost of $37,833,000. This total includes repurchases of 19,865 shares, 58,315 shares and 310,200 shares in 2007, 2006 and 2005, respectively. All of the repurchased shares have been either retired, reissued, or have become treasury shares. At December 31, 2007, there were 131,657 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

During 2005, the Company purchased an aggregate 687,085 additional shares of AMIC common stock (see Note 2) in both open market and private transactions. The purchases were paid for with cash and the issuance of 239,122 shares of IHC common stock. The IHC shares were issued at a fair value of $17.50 per share. During 2006, the Company issued 446,663 and 46,250 shares of its common stock in connection with the acquisitions of IAC and CAIS, respectively (see Note 9). The shares issued in connection with the IAC acquisition were issued at a value of $21.54 per share and the shares issued in connection with the CAIS acquisition were issued at a value of $22.87 per share. Effective February 22,

2006, IHC issued 125,000 shares of common stock to First Integrated Health, Inc. (a.k.a. Employers Direct Health) at $20.00 per share. All shares issued by IHC in the foregoing transactions were issued in reliance upon the exemption from the registration requirements of the Securities Act, as private placements of unregistered securities under Section 4(2) thereof. Accordingly, the shares will be "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Any resale or other disposition of the securities in the United States must be made either under a registration statement filed by IHC with the SEC or under an exemption from the registration requirements of the Securities Act.

Note 15.

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

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are equal to the quoted market price of the shares at the date of grant and have three year vesting periods. There were 987,251 shares available for future stock-based compensation grants under the 2006 Plan at December 31, 2007.

Total share-based compensation expense recorded for the years ended December 31, 2007 and 2006 was $1,325,000 and $1,567,000, respectively, and the related tax benefits recognized for the years ended December 31, 2007 and 2006 were $528,000 and $625,000, respectively.

Compensation expense of $836,000 and $1,104,000 was recognized in the years ended December 31, 2007 and 2006, respectively, for the portion of the grant-date fair value of stock options vesting during that period. As discussed in Note 1(R), prior to the adoption of SFAS 123R on January 1, 2006, the Company previously accounted for its share-based awards under APB25 and thus no compensation expense was recognized in the year ended December 31, 2005.

The Company’s stock option activity for the year ended December 31, 2007 was as follows:

	No. of Shares	Weighted-Average
	Under Option	Exercise Price

December 31, 2006	858,351	$17.03
Granted	32,000	21.49
Exercised	(51,040)	11.17
Expired	(1)	(11.33)
December 31, 2007	839,310	17.56

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2007:

	Outstanding	Exercisable

Number of shares under option	839,310	643,973
Weighted average exercise price per share	$17.56	$16.40
Aggregate intrinsic value	$417,000	$417,000
Weighted average contractual term remaining	1.7 years	1.2 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the years ended December 31, 2007, 2006 and 2005 was $6.51, $7.25 and $7.86 per share, respectively. The assumptions set forth in the table below were used to value these grants:

	2007	2006	2005

Weighted-average risk-free interest rate	4.4%	4.9%	4.4%
Annual dividend rate per share	$.05	$.05	$.05
Weighted-average volatility factor of the
Company's common stock	30.3%	32.1%	34.3%
Weighted-average expected term of options	4.5 years	4.5 years	5.0 years

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $333,000 $6,685,000 and $1,148,000 respectively. Cash proceeds received from options exercised during the years ended December 31, 2007, 2006 and 2005 were $570,000, $3,488,000 and $653,000 respectively.

The Company issued  7,050, 49,325 and 2,250 restricted stock awards during the years ended December 31, 2007, 2006 and 2005, respectively, with weighted-average grant-date fair values of $20.67, $22.20 and $17.82 per share, respectively. The total fair value of restricted stock vested in 2007 and 2006 was $372,000 and $26,000, respectively. No shares of restricted stock vested in 2005. Restricted stock expense was $393,000, $319,000 and $7,000 in 2007, 2006 and 2005, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2007:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2006	50,325	$22.11
Granted	7,050	20.67
Vested	(16,906)	(22.07)
Forfeited	(2,140)	(22.69)
December 31, 2007	38,329	21.89

At December 31, 2007, the total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock awards was $974,000 and $515,000, respectively, which is expected to be recognized as compensation expense over a weighted average period of 1.4 years and 1.3 years, respectively.

The fair value SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement No SARs were exercised in 2007, 2006 or 2005. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of share-based liabilities paid in 2007 was $101,000. No share-based liabilities were paid in 2006 or 2005. Included in Other Liabilities on the Company’s Consolidated Balance Sheets at December 31, 2007 and December 31,2006 are liabilities of $138,000 and $143,000, respectively, pertaining to SARs and other shared-based performance awards.

Note 16.

Income Taxes

The Company and its 80% or more owned subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(In thousands)

CURRENT:
U.S. Federal	$6,669	$3,376	$193
State and Local	13	211	(48)
	6,682	3,587	145

DEFERRED:
U.S. Federal	(5,868)	2,878	8,520
State and Local	(386)	167	(6)
	(6,254)	3,045	8,514

	$428	$6,632	$8,659

Taxes computed at the Federal statutory rate of 35% in 2007, 2006 and 2005, attributable to pretax income from continuing operations, are reconciled to the Company's actual income tax expense on income from continuing operations as follows:

	2007	2006	2005
	(In thousands)

Tax computed at the statutory rate	$676	$7,390	$9,155
Dividends received deduction and tax
exempt interest	(373)	(523)	(826)
State and local income taxes, net of Federal effect	(242)	246	(35)
Other, net	367	(481)	365

Income tax expense	$428	$6,632	$8,659

The deferred income tax benefit for the year ended December 31, 2007 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $3,888,000, representing the increase in the related net deferred tax asset to $9,026,000 at December 31, 2007 from $5,138,000 at December 31, 2006.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2007 and 2006 are summarized below. The net deferred tax liability is included in Other Assets or Other liabilities, as appropriate, in the Consolidated Balance Sheets. There was no valuation allowance for deferred tax assets at December 31, 2007 or 2006.

	2007	2006
	(In thousands)

DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$4,478	$5,100
Unrealized losses on investment securities	9,762	6,001
Net operating loss carryforwards	4,268	-
Other	3,025	2,243

Total gross deferred tax assets	21,533	13,344

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(10,940)	(13,583)
Insurance reserves	(5,331)	(7,077)
Investment in AMIC	(2,154)	(1,938)
Unrealized gains on investment securities	-	(65)
Other	(2,207)	(3,042)

Total gross deferred tax liabilities	(20,632)	(25,705)

Net deferred tax asset (liability)	$901	$(12,361)

As of December 31, 2007, the Company had net operating tax loss carryforwards arising from limitations on offsetting non-life insurance company losses against life insurance company income. The non-life insurance company tax loss carryforwards amount to approximately $12,195,000 at December 31, 2007, which expire as follows (in thousands):

2025	$498
2026	2,384
2027	7,018
2028	2,295

$12,195

The Internal Revenue Service is currently auditing the Company’s 2003 and 2004 consolidated income tax returns.  Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

Net cash payments for income taxes were $6,571,000, $6,802,000 and $4,050,000 in 2007, 2006 and 2005, respectively.

Note 17.

Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2007, 2006 and 2005 for operating leases was $4,046,000, $3,562,000and $1,259,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2007 are as follows (in thousands):

2008	$3,789
2009	2,864
2010	2,350
2011	2,194
2012	1,309
2013 and thereafter	4,109

Total	$16,615

At December 31, 2007, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies, and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with a carrying value of $12,053,000 and $12,515,000 were on deposit with various state insurance departments at December 31, 2007 and 2006, respectively.

At December 31, 2007, the Company had a net receivable of $43,966,000 from one reinsurer which is rated A+ by A.M. Best.  This is the only reinsurer with a net receivable that individually exceeds 10% of the stockholders' equity of the Company. The Company believes that this receivable is fully collectible.

We are involved in legal proceedings and claims that arise in the ordinary course of our businesses. We have established reserves that we believe are sufficient given information presently available relating to our outstanding legal proceedings and claims.  We no not anticipate that the result of any pending legal proceeding or claim will have a material adverse effect on our financial condition or cash flows, although there could be such an effect on our results of operations for any particular period.

Note 18.

Acquisitions of Policy Blocks

In addition to its core life and health lines of business, IHC has acquired blocks of business from other insurance companies, guaranty associations and liquidators. Most of the acquired business has been life, annuities, disability or credit business.

In 2007, Madison National Life did not record any significant acquisitions.

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

A summary of the policy blocks acquired by the Company as of the effective dates is as follows (in thousands):

	2007	2006	2005
Liabilities:
Insurance reserves - life	$104	$7,872	$121,435
Insurance reserves - health	-	49	1,931
Funds on deposit	-	-	40,420
Other policyholders' reserves	-	71	4,920
	104	7,992	168,706

Non-cash assets:
Deferred acquisition costs	-	2,273	18,827
Other investments (policy loans)	-	442	12,734
Due and unpaid premiums	-	286	2,642
Due from reinsurers	-	1	3,994
Other	-	11	-
	-	3,013	38,197

Cash received	$104	$4,979	$130,509

Note 19.

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

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(In thousands)

Life Insurance In-Force:

December 31, 2007	$7,538,793	$674,020	$2,758,084	$5,454,729	12.4%
December 31, 2006	7,636,981	779,198	3,196,064	5,220,115	14.9%
December 31, 2005	7,142,730	1,841,010	3,430,877	5,552,863	33.2%

Benefits to Policyholders:

December 31, 2007	$349,585	$65,966	$197,612	$217,939	30.3%
December 31, 2006	245,381	69,922	139,347	175,956	39.7%
December 31, 2005	225,750	77,343	164,860	138,233	56.0%

Premiums Earned:

December 31, 2007
Health	$460,528	$90,512	$278,292	$272,748	33.2%
Life and annuity	37,084	7,265	10,212	34,137	21.3%
	$497,612	$97,777	$288,504	$306,885	31.9%

December 31, 2006
Health	$350,630	$76,900	$202,266	$225,264	34.1%
Life and annuity	34,025	10,998	11,617	33,406	32.9%
	$384,655	$87,898	$213,883	$258,670	34.0%

December 31, 2005
Health	$280,455	$102,935	$199,480	$183,910	56.0%
Life and annuity	35,443	8,732	11,742	32,433	26.9%
	$315,898	$111,667	$211,222	$216,343	51.6%

Included in Ceded to Other Companies in 2007, 2006 and 2005, respectively, are $68,143,000, $56,854,000 and $55,655,000 of Premiums Earned and $50,128,000, $39,611,000 and $38,322,000 of Benefits to Policyholders for business ceded to Independence American, a subsidiary of AMIC.

Note 20.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Information by business segment for the years ended December 31, 2007, 2006 and 2005 is presented below.

	2007	2006	2005
	(In thousands)
REVENUES
Medical Stop-Loss (A)	$169,057	$160,905	$141,376
Fully Insured Health (B)	115,490	62,720	24,058
Group disability; life, annuities and DBL (C)	56,410	54,228	50,717
Individual life, annuities and other	60,112	61,605	55,101
Corporate	(5)	2,179	1,446
	401,064	341,637	272,698
Net realized investment gains	1,258	625	2,077

	$402,322	$342,262	$274,775

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES
Medical Stop-Loss (A)	$(3,251)	$12,624	$18,344
Fully Insured Health (B)	(793)	1,091	(597)
Group disability; life, annuities and DBL (C) (D)	6,931	7,097	5,533
Individual life, annuities and other	7,944	8,040	7,007
Corporate	(5,963)	(4,474)	(2,711)
	4,868	24,378	27,576
Interest expense	(4,194)	(3,890)	(3,496)
Net realized investment gains	1,258	625	2,077

	$1,932	$21,113	$26,157

(A)

The amount includes equity income from AMIC of $268,000, $699,000 and $1,411,000 for the years 2007, 2006 and 2005, respectively.

(B) The amount includes equity income from AMIC of $218,000 for the year ended December 31, 2007. In 2006 and 2005 equity income (loss) from AMIC in this line of business was insignificant.

(C) The amount includes equity income from AMIC of $60,000 for the year ended December 31, 2007. In 2006 and 2005 equity income (loss) from AMIC in this line of business was insignificant.

(D)

 The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $2,912,000, $1,478,000 and $714,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense for the other segments is insignificant.

	2007	2006
	(In thousands)
IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss (A)	$154,218	$148,145
Fully Insured Health (B)	119,185	87,840
Group disability; life, annuities and DBL (C)	288,741	261,476
Individual life, annuities and other	722,142	736,466
Corporate	23,857	34,680
	$1,308,143	$1,268,607

(A)

The Medical Stop-Loss segment includes a portion of the investment in AMIC (including goodwill) of $39,552,000 and $44,412,000, respectively, and total allocated goodwill of $7,255,000 and $7,271,000, respectively, at December 31, 2007 and 2006.

(B)

The Fully Insured Health segment includes a portion of the investment in AMIC (including goodwill) of $4,494,000 at December 31, 2007 and total allocated goodwill of $44,351,000 and $38,940,000 at December 31, 2007 and 2006, respectively.

(C)

The Group Segment includes a portion of the investment in AMIC (including goodwill) of $899,000 at December 31, 2007.

Note 21.

Dividend Restrictions on Insurance Subsidiaries and IHC

Dividends from Madison National Life are subject to the prior notification to the Commissioner of Insurance of the State of Wisconsin if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year.  In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof.  Madison National Life declared and paid a dividend of $3,000,000 and $4,500,000 in 2006 and 2005, respectively. No dividends were declared or paid by Madison National Life in 2007. Madison National Life's statutory capital and surplus was $136,569,000 and $126,972,000 as of December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006 and 2005, Madison National Life's statutory net income (loss) was $7,357,000, $7,806,000 and $(4,179,000), respectively.

The payment of dividends by Standard Security Life to its parent, Madison National Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. Standard Security Life declared and paid dividends to Madison National Life of $2,000,000 in 2007 and $5,000,000 in 2005, respectively. No dividends were declared or paid by Standard Security Life in 2006. Standard Security Life's statutory capital and surplus was $109,648,000 and $108,402,000 as of December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006 and 2005, Standard Security Life's statutory net income was $4,617,000, $11,416,000 and $10,535,000, respectively.

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $763,000, $757,000 and $701,000 in 2007, 2006 and 2005, respectively.

Note 22.

Other Comprehensive Income (Loss)

The components of total comprehensive income include net income and certain amounts reported directly in stockholders' equity, principally the after-tax unrealized gains and losses on investment securities available-for-sale.

Amounts reported in stockholders’ equity and included in total other comprehensive income for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Before	Tax	Net of
	Tax	Effect	Tax
	(In thousands)
2007
Unrealized losses, arising during the year	$(9,325)	$3,332	$(5,993)
Allocation to deferred acquisition costs	203	-	203
Less: Reclassification adjustment for net losses
realized in net income	(1,589)	556	(1,033)
Unrealized losses, net	$(10,711)	$3,888	$(6,823)

2006

Unrealized losses, arising during the year	$(3,284)	$1,134	$(2,150)
Allocation to deferred acquisition costs	7	-	7
Less: Reclassification adjustment for net gains
realized in net income	1,932	(677)	1,255
Unrealized losses, net	$(1,345)	$457	$(888)

2005

Unrealized losses, arising during the year	$(10,876)	$3,019	$(7,857)
Allocation to deferred acquisition costs	2,440	-	2,440
Less: Reclassification adjustment for net gains
realized in net income	(1,572)	551	(1,021)
Unrealized losses, net	$(10,008)	$3,570	$(6,438)

Note 23.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized below:

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2007

Total revenues	$103,398	$99,538	$100,565	$98,821

Income from continuing operations	$5,164	$3,774	$(8,278)	$844
Loss from discontinued operations	(562)	155	(145)	328
Loss on disposition of discontinued
operations	-	-	-	(3,608)

Net income	$4,602	$3,929	$(8,423)	$(2,436)

Basic income per common share:
Income from continuing operations	$.34	$.25	$(.54)	$.06
Loss from discontinued operations	(.04)	.01	(.01)	.02
Loss on disposition of discontinued
operations	-	-	-	(.24)

Basic income per common share	$.30	$.26	$(.55)	$(.16)

Diluted income per common share:
Income from continuing operations	$.34	$.25	$(.54)	$.06
Loss from discontinued operations	(.04)	.01	(.01)	.02
Loss on disposition of discontinued
operations	-	-	-	(.24)

Diluted income per share	$.30	$.26	$(.55)	$(.16)

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2006

Total revenues	$81,378	$85,874	$87,344	$87,666

Income from continuing operations	$4,132	$2,504	$4,162	$3,683
Loss from discontinued operations	(103)	(138)	(93)	(86)

Net income	$4,029	$2,366	$4,069	$3,597

Basic income per common share:
Income from continuing operations	.29	.17	.28	.24
Loss from discontinued operations	(.01)	(.01)	(.01)	-

Basic income per common share	$.28	$.16	$.27	$.24

Diluted income per common share:
Income from continuing operations	$.28	$.17	$.28	$.24
Loss from discontinued operations	(.01)	(.01)	(.01)	(.01)

Diluted income per share	$.27	$.16	$.27	$.23

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2007

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
	(In thousands)
FIXED MATURITIES:
United States Government and
Government agencies and
authorities	$46,323	$46,560	$46,560
GSEs(1)	86,741	85,885	85,885
States, municipalities and
political subdivisions	54,088	53,980	53,980
All other corporate securities	439,635	425,481	425,481

TOTAL FIXED MATURITIES	626,787	611,906	611,906

EQUITY SECURITIES:
Industrial, miscellaneous and
all other common stocks	19,479	18,328	18,328
Non-redeemable preferred
stocks	91,883	80,168	80,168

TOTAL EQUITY SECURITIES	111,362	98,496	98,496

Short-term investments	9,001		9,001
Securities purchased under
agreements to resell	13,757		13,757
Investment partnership interests	10,868		10,868
Operating partnership interests	5,772		5,772
Policy loans	25,113		25,113
Investment in trust subsidiaries	1,146		1,146

TOTAL INVESTMENTS	$803,806		$776,059

(1) Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

		SCHEDULE II

INDEPENDENCE HOLDING COMPANY
BALANCE SHEETS
(PARENT COMPANY ONLY)
	DECEMBER 31,
	2007	2006
	(In thousands, except share data)

ASSETS:
Cash and cash equivalents	$248	$1,476
Other investments	6,849	7,481
Investments in continuing consolidated subsidiaries	265,338	261,228
Investment in AMIC	11,008	10,851
Taxes receivable	10,769	8,456
Goodwill	3,732	3,732
Other assets	452	559

TOTAL ASSETS	$298,396	$293,783

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$5,462	$4,368
Amounts due to consolidated subsidiaries, net	8,716	2,106
Income taxes payable	274	400
Net liabilities related to discontinued operations	22,563	17,231
Junior subordinated debt securities	38,146	38,146
Dividends payable	384	382

TOTAL LIABILITIES	75,545	62,633

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, $1.00 par value, 20,000,000 shares authorized;
15,366,281 and 15,293,862 shares issued, respectively,
15,228,521 and 15,175,467 shares outstanding, respectively	15,366	15,294
Paid-in capital	99,805	97,873
Accumulated other comprehensive loss	(16,125)	(9,302)
Treasury stock, at cost; 137,760 and 118,395 shares, respectively	(2,626)	(2,237)
Retained earnings	126,431	129,522

TOTAL STOCKHOLDERS' EQUITY	222,851	231,150

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,396	$293,783

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	2007	2006	2005
	(In thousands)

REVENUES:
Net investment income (expense)	$(448)	$1,144	$602
Net realized investment gains (losses)	(679)	117	85
Other income	3,037	3,289	2,896

	1,910	4,550	3,583

EXPENSES:
Interest expense on debt	3,243	3,212	2,994
General and administrative expenses	5,346	5,750	3,372

	8,589	8,962	6,366

Loss before tax benefit	(6,679)	(4,412)	(2,783)
Income tax benefit	(2,232)	(1,967)	(1,077)

Loss before equity in net income of subsidiaries	(4,447)	(2,445)	(1,706)
Equity in net income of subsidiaries	5,951	16,926	19,204

Income from continuing operations	1,504	14,481	17,498

Discontinued operations:
Loss from discontinued operations	(224)	(420)	(197)
Loss on disposition of discontinued operations	(3,608)	-	-

Net income (loss)	$(2,328)	$14,061	$17,301

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	2007	2006	2005
	(In thousands)

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income (loss)	$(2,328)	$14,061	$17,301
Adjustments to net income:
Equity in net income of subsidiaries	(5,951)	(16,926)	(19,204)
Loss from discontinued operations	224	420	197
Loss on disposition of discontinued operations	3,608	-	-
Other	(2,731)	1,229	375
Changes in other assets and liabilities	2,696	(5,652)	(1,390)

Net change in cash from operating activities	(4,482)	(6,868)	(2,721)

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Decrease (increase) in investments in and advances to
consolidated subsidiaries	3,176	(887)	8,669
Net distributions from other investments	632	710	4,186
Investment in AMIC	-	-	(2,430)
Other	(1)	-	-

Net change in cash from investing activities	3,807	(177)	10,425

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	2,500	-
Repurchases of common stock	(398)	(1,180)	(5,624)
Exercises of common stock options	570	3,488	653
Excess tax benefits from exercises of common stock options	35	1,821	-
Dividends paid	(760)	(729)	(701)

Net change in cash from financing activities	(553)	5,900	(5,672)

Net change in cash and cash equivalents	(1,228)	(1,145)	2,032
Cash and cash equivalents, beginning of year	1,476	2,621	589

Cash and cash equivalents, end of year	$248	$1,476	$2,621

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)
		FUTURE
		POLICY		OTHER			INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,	UNEARNED	POLICY-	NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	PREMIUMS	HOLDERS’	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	(3)	FUNDS	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2007
Medical Stop-Loss	$-	95,289	-	-	162,438	4,579	128,409	-	43,899	$162,438
Fully Insured Health	223	40,999	4,591	304	72,048	651	50,901	234	65,148	73,713
Group disability; life,
annuities and DBL	3,096	207,121	1,770	45	45,220	10,671	34,774	141	14,564	46,085
Individual life, annuities
and other	42,128	512,795	16,054	17,389	27,179	30,226	36,621	5,736	9,811	27,171
Corporate	-	-	-	-	-	(5)	-	-	5,958	-
	$45,447	856,204	22,415	17,738	306,885	46,122	250,705	6,111	139,380	$309,407
December 31, 2006
Medical Stop-Loss	$-	86,265	-	-	153,087	3,950	107,864	-	40,417	$153,086
Fully Insured Health	257	14,526	1,300	-	32,590	192	19,128	102	42,399	33,110
Group disability; life,
annuities and DBL	2,269	195,376	1,139	17	44,206	9,594	31,866	165	15,100	44,216
Individual life, annuities
and other	44,482	525,396	17,543	18,282	28,787	31,761	39,034	5,103	9,428	28,786
Corporate	-	-	-	-	-	2,179	-	-	6,653	-
	$47,008	821,563	19,982	18,299	258,670	47,676	197,892	5,370	113,997	$259,198
December 31, 2005
Medical Stop-Loss	$-	72,860	-	512	128,501	4,344	88,075	-	34,957	$128,501
Fully Insured Health	3,000	4,209	-	-	17,423	(75)	10,784	600	13,271	17,423
Group disability; life,
annuities and DBL	1,968	179,368	1,130	14	41,888	8,276	29,301	154	15,729	42,004
Individual life, annuities
and other	49,012	552,794	17,394	17,824	28,531	25,965	35,682	4,521	7,891	28,518
Corporate	-	-	-	-	-	1,338	-	-	4,157	-
	$53,980	809,231	18,524	18,350	216,343	39,848	163,842	5,275	76,005	$216,446

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

(3)

In 2007 includes $15,742,000 of unearned premium reserves related to the co-insurance agreement for the sale of the Company’s credit segment.

EXHIBIT INDEX

Exhibit Number

Certificate of Incorporation and By-Laws

3.1

Restated Certificate of Incorporation of Independence Holding Company. (Filed as Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.)

3.2

Amendment to Restated Certificate of Incorporation of Independence Holding Company. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 30, 2004 and incorporated herein by reference.)

3.3

By-Laws of Independence Holding Company. (Filed as Exhibit 3.3 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

Acquisition Agreements

10.1

Stock Purchase Agreement, dated as of January 23, 2006, by and among Mr. Scott M. Wood, Mr. Steven A. Wood, IAC Holding Corp. and Independence Holding Company. (Filed as Exhibit 10(i) to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

Management Contracts / Compensatory Plans or Arrangements

10.2

Independence Holding Company 2006 Stock Incentive Plan (the “2006 Plan”), Form of Stock Option Agreement pursuant to the 2006 Plan, Form of Restricted Share Award Agreement pursuant to the 2006 Plan and Form of Share Appreciation Rights Award Agreement pursuant to the 2006 Plan. (The 2006 Plan was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 21, 2006 and is incorporated herein by reference; the form of stock option agreement was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 21, 2006 and is incorporated herein by reference; the form of restricted share award agreement was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 21, 2006 and is incorporated herein by reference; and the form of share appreciation rights award agreement was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on June 21, 2006 and is incorporated herein by reference.)

10.3

Independence Holding Company 2003 Stock Incentive Plan (the “2003 Plan”), as amended and Form of Restricted Stock Grant Agreement pursuant to the 2003 Plan. (The 2003 Plan was filed as Exhibit A to our Definitive Proxy Statement, Commission File No. 0-10306, and is incorporated herein by reference; the First Amendment to the 2003 Plan was filed as Exhibit 10(iii)(A)(7)(a) to our Current Report on Form 8-K filed with the SEC on April 14, 2005 and is incorporated herein by reference; and the form of restricted stock grant agreement was filed as Exhibit 10(iii)(A).8-2 to our Annual report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.)

10.4

Independence Holding Company 1988 Stock Incentive Plan, as amended (the “1988 Plan”), Form of Stock Option Agreement pursuant to the 1988 Plan and Form of Stock Appreciation Rights Agreement pursuant to the 1988 Plan. (The 1988 Plan was filed as Exhibit A to our Definitive Proxy Statement, Commission File No. 0-10306, and is incorporated herein by reference; the First Amendment to the 1988 Plan was filed as Exhibit 10(iii)(A)(5) to the Company Annual Report on

For 10-K for the year ended December 31, 1997 and is incorporated herein by reference; the form of stock option agreement was filed as a Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference; the form of stock appreciation rights agreement was filed as Exhibit 10(iii)(A)(6) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and is incorporated herein by reference.)

10.5

2006 Deferred Compensation Agreements for Performance Bonus, dated as of June 15, 2006, between Independence Holding Company and, respectively, Ms. Teresa A. Herbert, Mr. David T. Kettig and Mr. Jeffrey C. Smedsrud. (Filed, respectively, as Exhibit 10(iii)(A).9-3, Exhibit 10(iii)(A).9-4 and Exhibit 10(iii)(A).9-5 to our Current Report on Form 8-K filed with the SEC on June 21, 2006, and incorporated herein by reference.)

10.6

Employment Agreement, dated January 31, 2006, between Independence Holding Company and Mr. Scott M. Wood, as amended. (The original agreement, as amended by amendments first and second thereto, was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference; the third amendment to the original agreement was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and is incorporated herein by reference.)

10.7

Amended and Restated Employment Agreement, dated as of March 6, 2006, between Independence Holding Company and Mr. Jeffrey C. Smedsrud. (Filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10.8

Salary Continuation Agreement, dated as of January 31, 2006, by and between Mr. Scott M. Wood and Insurers Administrative Corporation. (Filed as Exhibit 10(iii)(A).10-2 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.9

2005 Deferred Compensation Agreements for Performance Bonus, dated as of June 17, 2005, between Independence Holding Company and, respectively, Ms. Teresa A. Herbert and Mr. David T. Kettig. (Filed, respectively, as Exhibit 10(iii)(A)(8)(a) and Exhibit 10(iii)(A)(8)(b) to our Current Report on Form 8-K filed with the SEC on June 22, 2005, and incorporated herein by reference.)

10.10

Retirement Benefits Agreement, dated as of September 30, 1991, between Independence Holding Company and Mr. Roy T.K. Thung, as amended. (Filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference; Amendment No. 1 filed as Exhibit 10(iii)(A)(4a) to our Annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference; and Amendment No. 2 filed as Exhibit 10(iii)(4)(b) to our Current Report on Form 8-K filed with the SEC on June 22, 2005 and incorporated herein by reference.)

10.11

Senior Leadership Team Annual Cash Bonus Plan, effective as of November 9, 2005.  (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on November 10, 2005 and incorporated herein by reference.)

10.12

Rights Modification Agreement, dated as of January 28, 2008, by and between Independence Holding Company and Mr. Scott M. Wood.*

10.13

Executive Employment Agreement, dated as of April 1, 2007, by and between Independence Holding Company and Mr. Bernon R. Erickson, Jr. (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

Other Exhibits

21

Subsidiaries of Independence Holding Company, as of March 1, 2008.*

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