Form 10-Q
period 2008-03-31
INDEPENDENCE HOLDING CO
filed 2008-05-19
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 19, 2008
Common stock, $ 1.00 par value	15,373,411 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 2008 (unaudited) and December 31, 2007	4

Condensed Consolidated Statements of Operations -
Three Months Ended March 31, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2008 and 2007 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	31

Signatures	32

Copies of the Company’s SEC filings can be found on its website at www.ihcgroup.com.

Forward-Looking Statements

This report on Form 10−Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements.

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.  We describe some of these risks and uncertainties in greater detail in Item 1A, Risk Factors, of IHC’s annual report on from 10-K as filed with Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Investments:
Short-term investments	$9,018	$9,001
Securities purchased under agreements to resell	48,193	13,757
Fixed maturities, available for sale	625,557	611,906
Equity securities, available for sale	88,309	98,496
Other investments	41,547	42,899

Total investments	812,624	776,059

Cash and cash equivalents	8,983	72,823
Due from securities brokers	9,163	5,188
Investment in American Independence Corp. ("AMIC")	42,394	40,475
Deferred acquisition costs	46,649	45,447
Due and unpaid premiums	59,797	64,444
Due from reinsurers	144,571	143,710
Premium and claim funds	51,127	49,468
Notes and other receivables	14,887	13,872
Goodwill	51,447	51,695
Other assets	55,750	44,962

TOTAL ASSETS	$1,297,392	$1,308,143

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$212,105	$212,261
Insurance reserves-life and annuity	248,955	248,253
Funds on deposit	381,847	383,711
Unearned premiums	22,467	22,415
Policy claims-health	1,326	1,340
Policy claims-life	9,914	10,639
Other policyholders' funds	17,460	17,738
Due to securities brokers	8,527	1,852
Due to reinsurers	42,593	43,571
Accounts payable, accruals and other liabilities	73,849	70,303
Liabilities related to discontinued operations	10,470	22,563
Debt	12,500	12,500
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,080,159	1,085,292

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,382,965 and 15,366,281 shares issued, respectively;
15,372,725 and 15,228,521 shares outstanding, respectively	15,383	15,366
Paid-in capital	100,080	99,805
Accumulated other comprehensive loss	(26,509)	(16,125)
Treasury stock, at cost, 10,240 and 137,760 shares, respectively	(203)	(2,626)
Retained earnings	128,482	126,431

TOTAL STOCKHOLDERS’ EQUITY	217,233	222,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,297,392	$1,308,143

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
Three Months Ended
March 31,

	2008	2007
REVENUES:
Premiums earned:
Health	$72,654	$69,912
Life and annuity	9,000	9,101
Net investment income	10,645	11,841
Fee income	11,199	10,187
Net realized investment gains	114	420
Equity income from AMIC	401	535
Other income	405	1,403

	104,418	103,399

EXPENSES:
Insurance benefits, claims and reserves:
Health	49,548	46,944
Life and annuity	11,236	12,099
Selling, general and administrative expenses	36,769	34,378
Amortization of deferred acquisitions costs	1,454	1,308
Interest expense on debt	986	1,056

	99,993	95,785

Income from continuing operations before income taxes	4,425	7,614
Income taxes	1,353	2,450

Income from continuing operations	3,072	5,164

Discontinued operations:
Loss from discontinued operations	-	(562)

NET INCOME	$3,072	$4,602

Basic income (loss) per common share:
Income from continuing operations	$.20	$.34
Loss from discontinued operations	-	(.04)
Basic income (loss) per common share	$.20	$.30

WEIGHTED AVERAGE SHARES OUTSTANDING	15,331	15,182

Diluted income (loss) per common share:
Income from continuing operations	$.20	$.34
Loss from discontinued operations	-	(.04)
Diluted income (loss) per common share	$.20	$.30

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,384	15,335

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2008	2007
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$3,072	$4,602
Adjustments to reconcile net income to net change in cash from operating activities:
Loss from discontinued operations	-	562
Amortization of deferred acquisition costs	1,454	1,308
Net realized investment gains	(114)	(420)
Equity income from AMIC and other equity method investments	(553)	(535)
Depreciation and amortization	1,286	1,089
Share-based compensation expenses	292	440
Deferred tax (benefit) expense	(908)	3,421
Other	(409)	386
Changes in assets and liabilities:
Net sales of trading securities	-	134
Change in insurance liabilities	(1,676)	26,058
Additions to deferred acquisition costs, net	(1,047)	(1,459)
Change in net amounts due from and to reinsurers	(1,839)	1,979
Change in premium and claim funds	(1,659)	2,784
Change in income tax liability	2,279	(2,400)
Change in due and unpaid premiums	4,647	(34,961)
Change in other assets	(7,281)	(5,447)
Change in other liabilities	4,017	6,026
Net change in cash from operating activities of continuing operations	1,561	3,567
Net change in cash from operating activities of discontinued operations	(12,092)	(172)

Net change in cash from operating activities	(10,531)	3,395

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	2,700	(4,378)
Net proceeds of short-term investments	55	4,334
Net (purchases) sales of securities under resale and repurchase agreements	(34,436)	55,145
Sales of equity securities	24,001	23,347
Purchases of equity securities	(21,356)	(40,181)
Sales of fixed maturities	117,275	93,837
Maturities and other repayments of fixed maturities	29,878	21,129
Purchases of fixed maturities	(169,965)	(166,763)
Proceeds of sales of other investments	-	10,334
Additional investments in other investments, net of distributions	1,489	(250)
Cash paid in acquisitions of companies, net of cash acquired	-	(3,500)
Investment in AMIC	(1,401)	-
Change in notes and other receivables	(393)	(2,999)
Other	(1,367)	(390)

Net change in cash from investing activities	(53,520)	(10,335)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,401	-
Exercises of common stock options	-	17
Cancellation of common stock options	(24)	-
Excess tax (expense) benefits from exercises of stock options	(176)	6
(Withdrawals) proceeds of investment-type insurance contracts	(608)	916
Dividends paid	(382)	(380)

Net change in cash from financing activities	211	559

Net change in cash and cash equivalents	(63,840)	(6,381)
Cash and cash equivalents, beginning of year	72,823	17,543

Cash and cash equivalents, end of period	$8,983	$11,162

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At March 31, 2008, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”), several MGUs and a controlling interest in HealthInsurance.org LLC.

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007. Amounts in prior years have been restated on the condensed consolidated financial statements and Notes thereto in order to present the credit life and disability segment as discontinued operations.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 53% of IHC's outstanding common stock at March 31, 2008.

(B)

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. IHC’s annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

 Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2008 presentation, primarily for the results of discontinued operations.

(D)

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands the current disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  In addition, SFAS 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements locate important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”).  The objective of FSP SFAS 140-3 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  FSP SFAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The adoption of FSP SFAS 140-3 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”).  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008.  SFAS 141(R) will be applied prospectively.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 will be applied prospectively.  Early adoption is prohibited for both standards.  The adoption of SFAS 141(R) and SFAS 160 is not expected to have a material effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The adoption of SFAS 159 did not impact the Company's consolidated financial statements, as no items were initially elected for fair value measurement. For financial assets and liabilities acquired in subsequent periods, the Company will determine whether to use the fair value election at the time of acquisition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements. FASB Staff Position FIN 157-2, "Effective Date of FASB Statement No. 157", amends SFAS 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The delayed effective date applies to all non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2007, Standard Security Life and Madison National Life ceded to Independence American an average of 23% of their medical stop-loss business, 10% of certain of their fully insured health business and 20% of their New York Statutory Disability business. IHC owned 49.7% and 48% of AMIC's outstanding common stock at March 31, 2008 and December 31, 2007, respectively, which was purchased in various transactions from 2002 through 2008. During the first quarter of 2008, IHC purchased 165,656 shares of AMIC stock at $8.46 per share, and recorded negative goodwill of $248,000. IHC accounts for its investment in AMIC under the equity method. At March 31, 2008 and December 31, 2007, IHC's investment in AMIC had a total carrying value of $46,616,000 and $44,945,000, respectively, including goodwill of $4,222,000 and $4,470,000, respectively. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates. At March 31, 2008 and December 31, 2007, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $31,282,000 and $36,758,000, respectively.

For the quarters ended March 31, 2008 and 2007, IHC recorded $401,000 and $535,000, respectively, of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. AMIC paid no dividends on its common stock in the three-month periods ended March 31, 2008 and 2007.

IHC and its subsidiaries earned $218,000 and $200,000 for the quarters ended March 31, 2008 and 2007, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $15,690,000 and $16,101,000 for the three months ended March 31, 2008 and 2007, respectively.  Benefits to policyholders on business ceded to AMIC were $10,625,000 in the first quarters of 2008 and $11,155,000 in the first quarter of 2007.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded net commission expense of $951,000 and $1,050,000 in the first quarter of 2008 and 2007, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2008 and

December 31, 2007, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $19,296,000 and $19,263,000; Other assets $3,915,000 and $6,592,000; and Other liabilities of $242,000 at December 31, 2007.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations are 53,000 and 153,000 shares for the three months ended March 31, 2008 and 2007, respectively, from the assumed exercise of options and vesting of restricted stock, using the treasury stock method.

Note  4.

Investments

The following tables summarize, for all securities in an unrealized loss position at March 31, 2008 and December 31, 2007, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$34,365	$1,909	$122,623	$10,298	$156,988	$12,207
CMOs and ABS (1)	44,267	7,407	34,601	3,208	78,868	10,615
Agency MBS (2)	-	-	6,982	6	6,982	6
GSEs (3)	-	-	29,661	685	29,661	685
States and political
subdivisions	114,590	4,664	4,844	561	119,434	5,225
Total fixed
maturities	193,222	13,980	198,711	14,758	391,933	28,738
Common stock	10,765	2,730	695	196	11,460	2,926
Preferred stock	45,672	12,747	13,329	5,396	59,001	18,143
Total temporarily
impaired securities	$249,659	$29,457	$212,735	$20,350	$462,394	$49,807

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$35,545	$1,244	$165,054	$9,365	$200,599	$10,609
CMOs and ABS (1)	55,745	1,795	81,953	2,706	137,698	4,501
Agency MBS (2)	-	-	16,441	202	16,441	202
GSEs (3)	1,402	20	41,621	1,039	43,023	1,059
States and political
subdivisions	16,126	427	5,571	134	21,697	561
Total fixed maturities	108,818	3,486	310,640	13,446	419,458	16,932
Common stock	10,177	1,484	500	83	10,677	1,567
Preferred stock	62,198	10,858	6,967	1,061	69,165	11,919
Total temporarily
impaired securities	$181,193	$15,828	$318,107	$14,590	$499,300	$30,418

(1)

Collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

Substantially all of the unrealized losses at March 31, 2008 and December 31, 2007 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  There were no securities with unrealized losses that had individually significant dollar amounts at March 31, 2008 and December 31, 2007. At March 31, 2008, the Company had $37.4 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA. Of this amount, 39.6% were in CMOs that originated in 2005 or earlier and 60.4% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The decline in market value for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets in late 2007. Some of these financial institutions have exposure to sub-prime mortgages.

At March 31, 2008 and December 31, 2007, a total of 85 and 73 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 63 and 82 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. If a decline in fair value is judged by management to be other- than-temporary, a loss is recognized by a charge to net realized investment gains in the Condensed Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. Based on management’s review of the portfolio, which considered these factors, the Company assessed the impairment on these investments to be temporary at March 31, 2008 and December 31, 2007. For the three months ended March 31, 2008 the Company recorded a realized loss of $81,000 for other than temporary impairments. For the three months period ended March 31, 2007 the Company did not record any losses for other than-temporary impairments.

Note 5.

Fair Value

Effective January 1, 2008, the Company adopted SFAS 157, "Fair Value Measurements", for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  The adoption of SFAS 157 did not have a material impact on our financial statements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market expectations. These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 - Instruments where significant value drivers are unobservable.

When available, we use quoted market prices to determine fair value and classify such items in Level 1. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets and classify such items in Level 2.  Further, we retain independent pricing vendors to assist in valuing certain instruments.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value.

Investments in fixed maturities and equity securities:

Investments included in Level 1 are primarily government, agency mortgage-backed securities, certain government sponsored enterprises ("GSEs") and equities with quoted market prices. Level 2 is primarily comprised of our portfolio of corporate fixed income securities, collateralized mortgage obligations, asset-backed securities, municipals and certain GSEs and certain preferred stocks that were priced with observable market inputs.

Other:

Other financial liabilities are included in Level 2 and consist of the IHC stock put and an interest rate swap on IHC debt.  They are both valued using market observable inputs including market price, interest rate, and volatility within a Black Scholes model.

  The following table presents our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities	$86,773	$538,784	$-	$625,557
Equity securities	84,279	4,030	-	88,309

FINANCIAL LIABILITIES:
Other	-	1,495	-	1,495

Note 6.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first quarter of 2008 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2007	$51,695	$17,584
Purchase AMIC shares	(248)	-
Capitalized software development	-	217
Amortization expense	-	(741)
Balance at March 31, 2008	$51,447	$17,060

The Company recorded negative goodwill on the purchase of 165,656 shares of AMIC as the purchase price for such shares was below the book value at the date of purchase.

Note 7.

Discontinued Operations

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  The transaction closed in February 2008 with a payment of $10,940,000, representing the net statutory unearned premium reserve as of December 31, 2007 less a ceding fee of $8,820,000.

In accordance with the terms of such coinsurance agreement, the Company shall continue to administer this block of business for approximately six months. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $15,220,000 and $15,742,000 are included in the Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively.

Changes in the liabilities related to discontinued operations for the three months ended March 31, 2008 were as follows (in thousands):

	Claims	Accrued	Termination	Due to
	Liability	Expenses	Benefits	Reinsurer	Total

Balance at beginning of year	$9,103	$1,931	$589	$10,940	$22,563
Cash settlement of sale
transaction	-	-	-	(10,940)	(10,940)
Payments of expenses accrued
to administer the business
sold	-	(816)	-	-	(816)
Claim payments and reserves
related to block in run-off	(337)	-	-	-	(337)

Balance at March 31, 2008	$8,766	$1,115	$589	$-	$10,470

The Company believes that the net liabilities of discontinued operations at March 31, 2008 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 8.

Common Stock

In the first quarter of 2008, IHC issued 127,520 shares of common stock as a private placement of unregistered securities under section 4(2) of Securities Act of 1993 (“Securities Act”). Accordingly, the shares will be “restricted securities”, subject to legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. The IHC shares were issued from treasury stock at a fair value of $1,401,000. The difference between the fair value and the $2,422,000 cost basis of the treasury stock resulted in a $1,021,000 charge to retained earnings.

Note 9.

Share-Based Compensation

For the three months ended March 31, 2008 and 2007, total share-based compensation expense was $292,000 and $440,000, respectively. Related tax benefits of $116,000 and $176,000, were recognized for the three months ended March 31, 2008 and 2007, respectively.

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period. Exercise price of SARS are equal to the quoted market price of the shares at the date of the grant and have three year vesting periods. There were 752,139 shares available for future option or restricted-stock grants under the shareholder-approved plans at March 31, 2008.  All of these available shares relate to the Company’s 2006 Stock Incentive Plan that was approved by shareholders in June 2006.

The Company’s stock option activity for the three months ended March 31, 2008 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2007	839,310	$17.56
Granted	225,000	10.99
Cancelled	(77,400)	11.08
March 31, 2008	986,910	16.57

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2008:

	Outstanding	Exercisable

Number of options	986,910	600,568
Weighted average exercise price per share	$16.57	$17.41
Aggregate intrinsic value for all options	$345,000	$296,000
Weighted average contractual term remaining	2.4 years	1.2 years

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the three months ended March 31, 2008 and 2007 were $3.44 and $6.51 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the three-month periods ended March 31:

	2008	2007

Weighted-average risk-free interest rate	2.21%	4.44%
Annual dividend rate per share	$.05	$.05
Weighted-average volatility factor of the Company's common stock	36.6%	30.3%
Weighted-average expected term of options	4.5 years	4.5 years

Compensation expense of $187,000 and $273,000 was recognized in the three months ended March 31, 2008 and 2007, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months ending March 31, 2008, however, 77,400 options were cancelled. Pursuant to the terms of the Company’s applicable stock option plan, a discretionary payment was made equal to the difference between the fair market value of such shares, with respect to the options as of the cancellation date, and the aggregate option strike price. The discretionary payment, totaling $61,000, consisted of $24,000 in cash and 3,109 shares of IHC common stock. The total intrinsic value of options exercised during the three month period ended March 31, 2007 was $23,000. Cash proceeds received from those options exercised during the three months ended March 31, 2007 were $17,000.

No shares of restricted stock were issued by the Company in the first three months of 2008. The Company issued 4,800 restricted stock awards during the three months ended March 31, 2007 with a weighted-average grant-date fair value of $21.19 per share. The total fair value of restricted stock that vested during the first three months of 2008 and 2007 was $144,000 and $278,000, respectively. Restricted stock expense was $100,000 and $93,000, respectively, for the three months ended March 31, 2008 and 2007.

The following table summarizes restricted stock activity for the three months ended March 31, 2008:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2007	38,329	$21.89
Vested	(12,023)	22.56
Forfeited	(334)	22.55
March 31, 2008	25,972	21.57

As of March 31, 2008, there was $1,561,000 and $408,000 of total unrecognized compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which will be recognized over the remaining requisite weighted-average service periods of 1.9 years and 1.2 years, respectively.

The fair value SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement

No SARs were exercised in the three months ended March 31, 2008 or 2007. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of share-based liabilities paid in the three months ended March 31, 2008 and 2007 was $55,000 and $75,000, respectively. Included in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 are liabilities of $89,000 and $138,000, respectively, pertaining to SARs and other shared-based performance awards.

Note 10.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year in accordance with consolidated life/non-life group income tax regulations. Such regulations adopt a subgroup method in determining consolidated taxable income, whereby taxable income is determined separately for the life insurance company group and the non-life insurance company group.

The deferred income tax benefit for the three months ended March 31, 2008 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $5,807,000, representing the increase in the related net deferred tax asset to $14,833,000 at March 31, 2008 from $9,026,000 at December 31, 2007

Note 11.

Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes were $13,000 and $1,080,000 during the three months ended March 31, 2008 and 2007, respectively. Cash payments for interest were $939,000 and $1,002,000 during the three months ended March 31, 2008 and 2007, respectively.

Note 12.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs).

The comprehensive income (loss) for the three months ended March 31, 2008 and 2007 is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income	$3,072	$4,602
Unrealized gains (losses) arising during
the period, net of income taxes	(10,384)	2,517

Comprehensive income (loss)	$(7,312)	$7,119

Note 13.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months ended March 31, 2008 and 2007 is presented below:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Revenues:
Medical Stop-Loss (A)	$43,453	$42,062
Fully Insured Health (B)	32,020	29,717
Group disability, life, annuities and DBL(C)	14,970	14,254
Individual life, annuities and other	14,867	16,580
Corporate	(1,006)	366
	104,304	102,979
Net realized investment gains	114	420
	$104,418	$103,399

Income from Continuing Operations
Before Income Taxes:
Medical Stop-Loss(A)	$2,384	$4,749
Fully Insured Health (B) (D)	1,238	291
Group disability, life, annuities and DBL(C)	1,636	1,299
Individual life, annuities and other	2,545	3,267
Corporate	(2,506)	(1,356)
	5,297	8,250
Net realized investment gains and losses	114	420
Interest expense	(986)	(1,056)
	$4,425	$7,614

(A)

The amount includes equity income from AMIC of $347,000 and $535,000 for the three months ended March 31, 2008 and 2007, respectively.

(B)

The amount includes equity income from AMIC of $23,000 for the three months ended March 31, 2008. For the three months ended March 31, 2007 the equity income from AMIC in the line of business was insignificant.

(C)

The amount includes equity income from AMIC of $31,000 for the three months ended March 31, 2008. For the three months ended March 31, 2007, equity income from AMIC in this line of business was insignificant.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $702,000 and $663,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense for the other segments is insignificant.

Note 14.

Subsequent Events

A.

Acquisition of a Policy Block

Madison National Life entered into an agreement to acquire a block of life insurance policies with approximately $65,000,000 of life and annuity reserves. The acquisition closed and became effective on April 1, 2008. Under the terms of the acquisition, Madison National Life will assume administration of the policies in the block beginning October 1, 2008. The block consists of approximately $34,000,000 of older, traditional life reserves and $31,000,000 of annuity reserves.

B.

Acquisition of Majestic

On April 1, 2008, the Company purchased an additional 14.7% interest in Majestic Underwriters, LLC (“Majestic”), a medical stop-loss MGU. With this acquisition, the Company increased its interest in Majestic to 77%.  The interest was purchased from a senior officer of Majestic for a total purchase price of $926,000. AMIC owns the remaining 23% interest.

C.

Indemnification

Subsequent to March 31, 2008, the Company discovered irregularities relating to account reconciliations of certain other assets and other liabilities of an acquired subsidiary.  Management performed a review into this matter, the result of which has indicated that the irregularities appear to have existed at the time of acquisition of the subsidiary by the Company as the financial discrepancies identified in such accounts relate to activities that occurred prior to the acquisition of this subsidiary.  The former shareholders of such subsidiary have transferred cash into these accounts and have funded an escrow account to indemnify the Company for all such financial discrepancies identified in such accounts and the expenses related to the Company’s review of this matter.  Although the Company believes that these transfers and the related escrow are sufficient to indemnify the Company from any losses and costs related to this matter, there can be no assurance that additional losses or costs will not be identified or incurred.

In addition, other assets and other liabilities as of March 31, 2008 have been corrected by an immaterial amount based on the findings of management’s independent review.  Management has evaluated the correction relative to all periods presented subsequent to the acquisition of the subsidiary through March 31, 2008, and considers the correction immaterial to the financial statements of each respective period, taken as a whole.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") (these companies are sometimes collectively referred to as the “Insurance Group”); and (ii) its marketing, administrative and actuarial companies, including Insurers Administrative Corporation  (“IAC”), Majestic Underwriters LLC (“Majestic”), Health Plan Administrators (“HPA”), GroupLink Inc., in which it owns a majority interest (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), Actuarial Management Corporation (“AMC”) and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 49.7% equity interest in American Independence Corp. (NASDAQ:AMIC) which owns Independence American Insurance Company (“Independence American”) and three managing general underwriters ("MGUs").

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, fully insured medical, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. The Company believes that the acquisition of Actuarial Management Corp. (“AMC”) has further enabled it to make these assessments. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers and profit commissions.  Management has always focused on managing the costs of its operations and providing its insureds with the best cost containment tools available.

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2008 and 2007, are summarized as follows (in thousands):

	2008	2007

Revenues	$104,418	$103,399
Expenses	99,993	95,785

Income from continuing operations before income taxes	4,425	7,614
Income taxes	1,353	2,450

Income from continuing operations	3,072	5,164

Discontinued operations:
Loss from discontinued operations	-	(562)

Net income	$3,072	$4,602

•

Income from continuing operations of $3.1 million, or $.20 per share, diluted, for the three months ended March 31, 2008 compared to $5.2 million, or $.34 per share, diluted, for the three months ended March 31, 2007. This decrease is primarily attributable to losses recorded in the current year from investment partnerships and higher loss ratios used in 2008 for reserving the Medical Stop-Loss business in response to claim development identified in the latter half of 2007;

•

Consolidated investment yield of 4.8% for the three months ended March 31, 2008 versus 5.4% for the comparable period in 2007. The decrease is primarily a result of losses from investment partnerships in 2008;

•

Revenues of $104.4 million, 1.0% greater than 2007; and

•

Book value of $14.13 per common share; a 3.4% decrease from December 31, 2007, primarily reflecting net unrealized losses on securities offset by net income.

The following is a summary of key performance information by segment:

•

Income before taxes from the Medical Stop-Loss segment decreased $2.3 million for the three months ended March 31, 2008 compared to the same period in 2007. This is primarily a result of the re-estimation of the projected net loss ratio of business written in 2007 in response to claim development identified in the latter half of 2007 and the subsequent higher projected net loss ratio applied on business written in 2008;

o

Underwriting experience as indicated by its GAAP Combined Ratios for the Medical Stop-Loss segment are as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months ended
	March 31,
	2008	2007

Premiums Earned	$41,719	$40,128
Insurance Benefits, Claims & Reserves	29,807	26,883
Expenses	10,787	9,923

Loss Ratio(A)	71.4%	67.0%
Expense Ratio (B)	25.9%	24.7%
Combined Ratio (C)	97.3%	91.7%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported income before taxes of $1.2 million for the three months ended March 31, 2008 as compared to income of $.3 million for the comparable period in 2007;

o

Premiums earned from this segment have increased $.9 million for the three months ended March 31, 2008 over the comparable period in 2007. The 2008 results also include an increase of $1.2 million in fee and other income.

o

Underwriting experience as indicated by its GAAP Combined Ratios for the Fully Insured segment for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Premiums Earned	$20,840	$19,857
Insurance Benefits, Claims & Reserves	13,626	13,753
Expenses	4,954	4,524

Loss Ratio	65.4%	69.3%
Expense Ratio	23.8%	22.7%
Combined Ratio	89.2%	92.0%

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $.3 million for the three months ended March  31, 2008;

•

Income before taxes from the Individual life, annuities and other segment decreased $.8 million for the three months ended March 31, 2008 compared to the prior year. Prior year results include $.9 million of other income due to adjustments in settlement of a reinsurance agreement;

•

Loss before taxes from the Corporate segment increased $1.1 million for the three months ended March 31, 2008 primarily due to losses from investment partnerships in 2008;

•

Net realized investment gains were $.1 million for the three months ended March 31, 2008  compared to $.4 million for the comparable period in 2007; and

•

Premiums by principal product for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
Gross Direct and Assumed	March 31,
Earned Premiums:	2008	2007

Medical Stop-Loss	$68,129	$67,759
Fully Insured Health	51,605	54,473
Group disability, life, annuities and DBL	20,114	20,204
Individual life, annuities and other	7,683	8,187

	$147,531	$150,623

	Three Months Ended
	March 31,
Net Premiums Earned:	2008	2007

Medical Stop-Loss	$41,719	$40,128
Fully Insured Health	20,840	19,857
Group disability, life, annuities and DBL	12,068	11,540
Individual life, annuities and other	7,027	7,489

	$81,654	$79,014

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, and Investments as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  During the three months ended March 31, 2008, there were no additions to or changes in the critical accounting policies disclosed in the 2007 Form 10-K.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Income from continuing operations was $3.1 million, or $.20 per share, diluted, for the three months ended March 31, 2008, a decrease of $2.1 million compared to income from continuing operations of $5.2 million, or $.34 per share, diluted, for the three months ended March 31, 2007. The Company's income from continuing operations before taxes decreased $3.2 million to $4.4 million for the three months ended March 31, 2008 from $7.6 million for the three months ended March 31, 2007.  Information by business segment for the three months ended March 31, 2008 and 2007 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
March 31, 2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$41,719	1,046	347	341	29,807	-	11,262	$2,384
Fully insured health	20,840	215	23	10,942	13,626	48	17,108	1,238
Group disability,
life, annuities
and DBL	12,068	2,773	31	98	8,666	35	4,633	1,636
Individual life,
annuities
and other	7,027	7,617	-	223	8,685	1,371	2,266	2,545
Corporate	-	(1,006)	-	-	-	-	1,500	(2,506)
Sub total	$81,654	10,645	401	11,604	60,784	1,454	36,769	5,297

Net realized investment gains								114
Interest expense								(986)
Income from continuing operations before taxes								4,425
Income taxes								1,353
Income from continuing operations								3,072
Loss from discontinued operations								-
Net income								$3,072

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
March 31, 2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$40,128	918	535	481	26,883	-	10,430	$4,749
Fully insured health	19,857	112	-	9,748	13,753	89	15,584	291
Group disability,
life, annuities
and DBL	11,540	2,594	-	120	8,666	8	4,281	1,299
Individual life,
annuities and
other	7,489	7,851	-	1,240	9,741	1,211	2,361	3,267
Corporate	-	366	-		-	-	1,722	(1,356)
Sub total	$79,014	11,841	535	11,589	59,043	1,308	34,378	8,250

Net realized investment gains								420
Interest expense								(1,056)
Income from continuing operations before taxes								7,614
Income taxes								2,450
Income from continuing operations								5,164
Loss from discontinued operations								(562)
Net income								$4,602

Premiums Earned

Total premiums earned grew $2.7 million to $81.7 million in the first quarter of 2008 from $79.0 million in the comparable period of 2007. The increase is primarily due to: (i) the Medical Stop-Loss segment which increased $1.6 million primarily due to an increase in assumed business; and (ii) the Fully Insured Health segment which had a $.9 million increase in premiums in the first quarter of 2008 compared to the first quarter of 2007, comprised primarily of: (a) a $2.6 million increase in student accident premiums as a result of a new program initiated in 2008, (b) a $2.0 million increase in dental premiums as a result of continuing growth, (c) offset by a decrease of $2.1 million decrease in short-term medical premiums primarily due to lower production, and (d) offset by a $2.0 million decrease in the small group line due to lower production.

Net Investment Income

Total net investment income decreased $1.2 million primarily due to losses from investment partnerships in the first three months of 2008 compared to income from partnership investments recorded in the same period of 2007. The overall investment yields were 4.8% and 5.4% in the first quarter 2008 and 2007, respectively. Partnership investment losses were primarily the result of the continued disruption in the equity markets in the first quarter of 2008. The investment yield on bonds, equities and short-term investments was 5.2% in the first quarter of both 2008 and 2007.

Net Realized Investment Gains

Net realized investment gains in the first quarter of 2008 are relatively comparable to those for the same period in 2007. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments, and other-than-temporary impairments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Equity Income

Equity income from AMIC in the first quarter of 2008 was comparable to that for the first quarter of 2007.

Fee Income and Other Income

Fee income increased $1.0 million to $11.2 million in the first quarter of 2008 from $10.2 million in the first quarter of 2007 primarily due to an increase in administrative fees of $.7 million earned by AMC which was acquired by the Company in the second quarter of 2007.

Total other income decreased $1.0 million in the first quarter of 2008 to $.4 million from $1.4 million in the first quarter of 2007, primarily due to $.9 million of adjustments recorded in 2007 in settlement of a reinsurance agreement.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $1.8 million. The increase is due to: (i) an increase of $2.9 million in the Medical Stop-Loss segment, primarily resulting from increased premiums and an increase in the Loss Ratio to 71.4% in the first quarter of 2008 as compared to 67.0% for the first quarter of 2007; and (ii) a decrease of $1.0 million in the individual life, annuities and other segment, primarily due to a decrease in ordinary life premiums ($.7 million) and a decrease in annuities ($.3 million). The increase in the Loss Ratio in the Medical Stop-Loss segment is due to the re-estimation of the projected net loss ratio of business written in 2007 and the subsequent higher projected net loss ratio applied on business written in 2008.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs was relatively unchanged.

Interest Expense on Debt

Interest expense decreased $.1 million, primarily due to a $2.5 million decrease in outstanding debt under a line of credit from $15.0 million to $12.5 million during the third quarter of 2007. In addition, the interest rate on $12.4 million of floating rate junior subordinated debt averaged 8.3% in the first quarter of 2008, as compared to 9.3% during the first quarter of 2007.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $2.4 million in the first quarter of 2008 as compared to the first quarter of 2007. The increase is primarily due to (i) a $1.5 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to the acquisition of AMC in the second quarter of 2007; and (ii) a $.9 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned.

Income Taxes

Income tax expense decreased $1.1 million to $1.4 million for the quarter ended March 31, 2008 from $2.5 million for the first quarter of 2007, primarily due to the decrease in pre-tax income in 2008.  The effective tax rates were 30.6% for the first quarter of 2008 and 32.2% for the first quarter of 2007.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of   scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations. The Company reported a net increase in cash from continuing operations of $1.6 million.

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

BALANCE SHEET

Total investments and cash and cash equivalents decreased $27.3 million during the three months ended March 31, 2008 largely due to $10.9 million in cash used for the settlement of the Credit Life and Disability segment sale transaction and a $17.3 million increase in unrealized losses on available for sale securities.

The Company had net receivables from reinsurers of $102.0 million at March 31, 2008.

Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2008.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	March 31,	December 31,
	2008	2007

Medical Stop-Loss	$93,340	$95,289
Fully Insured Health	41,768	40,999
Group Disability	69,813	68,994
Individual A&H and Other	8,509	8,319

	$213,430	$213,601

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

The $5.7 million decrease in total stockholders' equity in the first three months of 2008 is primarily due to $3.1 million in net income offset by a $10.4 million increase in net unrealized losses on investments.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 88.2% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at March 31, 2008. Also at such date, 100% of the Insurance Group's fixed maturities were investment grade. These investments carry less risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company does not have any mortgage loans or non-performing fixed maturities at March 31, 2008.

At March 31, 2008, the Company had $37.4 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA. Of this amount, 39.6% were in CMOs that originated in 2005 or earlier and 60.4% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The decline in market value for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets in late 2007. Some of these financial institutions have exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months ended March 31, 2008, the Company recorded a realized loss of $81,000 for other than temporary impairments. For the three months period ended March 31, 2007 the Company did not record any losses for other than-temporary impairments.

The Company's gross unrealized losses on fixed maturities totaled $28.7 million at March 31,

2008. All of these securities were investment grade. The Company holds all fixed maturities as available-for-sale securities and, accordingly, marks all of its fixed maturities to market through accumulated other comprehensive income or loss. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2008.

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

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2008, is not materially different from that reported in the schedule of such obligations at December 31, 2007 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed maturities either as held to maturity (carried at amortized cost), as trading securities (carried at fair market value) or as available-for-sale (carried at fair market value). The Company has chosen to carry all of its debt securities as available-for-sale. In the first three months of 2008, the Company experienced an increase in net unrealized losses of $17.8 million which, net of deferred tax benefits of $5.8 million and net of deferred policy acquisition costs of $1.6 million, decreased stockholders' equity by $10.4 million (reflecting net unrealized losses of $26.5 million at March 31, 2008 compared to net unrealized losses of $16.1 million at December 31, 2007). From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

For 2008, IHC’s business plan is to: (i) continue to improve the profitability of our Fully Insured Health business, while selectively retaining more risk; (ii) selectively pursue new Fully Insured Health opportunities that leverage our vertically integrated strategy of generating fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (iii) continue to improve the profitability of our Medical Stop-Loss business, (iv) expand distribution of our life and disability products and add new life and critical illness products, and (v) continue to acquire blocks of life and annuity business. The following summarizes IHC's outlook for the remainder of the year given the results of the first quarter of 2008 by segment:

Historic Core Lines of Business

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters ("MGUs") and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for our two primary product segments (Medical Stop-Loss and Group disability, life, annuities and DBL).  While it is always our intent to emphasize underwriting profits and not top line growth, the medical stop-loss industry as a whole succumbed to pricing pressures caused by an unexpectedly long down cycle (or "soft" market) from 2003 through the first quarter of 2008.  As a consequence of these market conditions, we have curtailed our growth. The Company anticipates marginal shrinkage in Medical Stop-Loss premiums in 2008 due to tighter underwriting guidelines and fewer MGUs, partially offset by rate increases. The Company anticipates its other historic core lines of business will remain relatively constant in 2008.

Fully Insured Health Segment

Based on premiums written in the first quarter of 2008, the Company believes that, on an annualized basis, its Fully Insured Health premiums will exceed those generated by its Medical Stop-Loss line by the end of 2008. The Fully Insured Health market is a much larger market than the excess market, estimated at $500 billion compared to a Medical Stop-Loss market of approximately $4 billion. As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its Fully Insured Health business will continue to grow rapidly while continuing to yield profitable underwriting results, which will help balance the more volatile and cyclical Medical Stop-Loss business.

Expansion of Life & Annuity Block Acquisitions

We will continue to look for financially viable life and annuity acquisitions during 2008, although the source and timing of new acquisitions is unpredictable.  The Company will also begin to leverage its capabilities to administer large blocks of life and annuities for other carriers for whom this is not a core business.

Summary

In summary, the Company anticipates improved operating performance in 2008 as a result of (i) increased premiums and fee income from its multiple Fully Insured Health Products through varied distribution channels; (ii) improved profitability of its Medical Stop-Loss business; (iii) reduced susceptibility to market cycles due to a better balance between excess and fully insured health business; and (iv) the anticipated acquisition of the aforementioned block of life and annuity business.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at March 31, 2008:

	Estimated	Estimated Change
Change in Interest Rates	Fair Value	In Fair Value
	(In millions)
200 basis point rise	$529.2	$(96.4)
100 basis point rise	575.0	(50.6)
Base scenario	625.6	-
100 basis point decline	672.0	46.4
200 basis point decline	713.8	88.2

The Company monitors its investment portfolio on a continuous basis and believes that the liquidity of the Insurance Group will not be adversely affected by its current investments. This monitoring includes the maintenance of an asset-liability model that matches current insurance liability cash flows with current investment cash flows.

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2008 given a 100 to 200 basis point rise or decline in interest rates differs from the expected change at December 31, 2007 included in Item 7A of the Company’s Annual Report on Form  10-K primarily due to changes in the portfolio resulting in a higher average duration at March 31, 2008. The duration increase was the result of a significant shift of bonds in the portfolio to municipals in order to take advantage of the exceptional opportunity to buy tax exempt bonds at yields in excess of taxable bonds while still maintaining the overall credit quality of the portfolio.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

Subsequent to March 31, 2008, the Company discovered irregularities relating to account reconciliations of certain other assets and other liabilities of an acquired subsidiary. The Audit Committee of the Company’s Board of Directors and the Company’s independent registered public accounting firm have been apprised of these irregularities.  Management performed a review into this matter, the result of which has indicated that the irregularities appear to have existed at the time of acquisition of the subsidiary by the Company as the financial discrepancies identified in such accounts relate to activities that occurred prior to the acquisition of this subsidiary.  The former shareholders of such subsidiary have transferred cash into these accounts and have funded an escrow account to indemnify the Company for all such financial discrepancies identified in such accounts and the expenses related to the Company’s review of this matter.  Although the Company believes that these transfers and the related escrow are sufficient to indemnify the Company from any losses and costs related to this matter, there can be no assurance that additional losses or costs will not be identified or incurred.  The Audit Committee has commissioned an independent review into this matter by engaging external legal counsel.  Although the independent review of the irregularities is ongoing, sufficient work has been done by management in its review to enable it to conclude that no restatement of previously reported financial statements is required and that the irregularities would not affect management’s previous conclusion that as of December 31, 2007, the

Company’s internal control over financial reporting was effective.  In addition, amounts at March 31, 2008 have been corrected by an immaterial amount prior to the filing of this report.  The Company has nevertheless strengthened existing controls relating to these accounts subsequent to March 31, 2008.

PART II.  OTHER INFORMATION

ITEM 1.

 LEGAL PROCEEDINGS

We are involved in legal proceedings and claims that arise in the ordinary course of our businesses. We have established reserves that we believe are sufficient given information presently available related to our outstanding legal proceedings and claims. We do not anticipate that the   result of any pending legal proceeding or claim will have a material adverse effect on our financial condition or cash flows, although there could be such an effect on our results of operations for any particular period.

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

In the first quarter of 2008, IHC issued 127,520 shares of common stock as private placements of unregistered securities under section 4(2) of the Securities Act. Accordingly, the shares will be “restricted securities”, subject to legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Information pertaining to the Company’s common stock is provided in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31,2007.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of March 31, 2008, 131,657 shares were still authorized to be repurchased under the plan. There were no share repurchases during the first quarter of 2008.

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

May 19, 2008

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

May 19, 2008

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer