Form 10-Q
period 2008-06-30
INDEPENDENCE HOLDING CO
filed 2008-08-11
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at August 8, 2008
Common stock, $ 1.00 par value	15,421,189 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Consolidated Balance Sheets -
June 30, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2008 and 2007 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signatures	39

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$9,121	$9,001
Securities purchased under agreements to resell	17,186	13,757
Fixed maturities	703,778	611,906
Equity securities	85,905	98,496
Other investments	42,103	42,899

Total investments	858,093	776,059

Cash and cash equivalents	7,156	72,823
Due from securities brokers	7,285	5,188
Investment in American Independence Corp. ("AMIC")	42,624	40,475
Deferred acquisition costs	55,638	45,447
Due and unpaid premiums	57,960	64,444
Due from reinsurers	142,621	143,710
Premium and claim funds	50,764	49,468
Notes and other receivables	16,363	13,872
Goodwill	52,331	51,695
Other assets	57,254	44,962

Total assets	$1,348,089	$1,308,143

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$208,515	$212,261
Insurance reserves-life and annuity	280,891	248,253
Funds on deposit	413,495	383,711
Unearned premiums	19,237	22,415
Policy claims-health	1,330	1,340
Policy claims-life	9,722	10,639
Other policyholders' funds	22,266	17,738
Due to securities brokers	7,591	1,852
Due to reinsurers	42,341	43,571
Accounts payable, accruals and other liabilities	67,223	70,303
Liabilities related to discontinued operations	10,216	22,563
Debt	12,500	12,500
Junior subordinated debt securities	38,146	38,146

Total liabilities	1,133,473	1,085,292

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,431,326 and 15,366,281 shares issued, respectively;
15,421,586 and 15,228,521 shares outstanding, respectively	15,431	15,366
Paid-in capital	100,497	99,805
Accumulated other comprehensive loss	(22,521)	(16,125)
Treasury stock, at cost, 9,740 and 137,760 shares, respectively	(193)	(2,626)
Retained earnings	121,402	126,431

Total stockholders' equity	214,616	222,851

Total liabilities and stockholders' equity	$1,348,089	$1,308,143

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Premiums earned:
Health	$71,858	$66,296	$144,512	$136,208
Life and annuity	9,826	8,421	18,826	17,523
Net investment income	11,156	12,276	21,801	24,117
Fee income	10,218	10,346	21,417	20,533
Net realized investment gains (losses)	(15,087)	582	(14,973)	1,002
Equity income from AMIC	389	562	790	1,097
Other income	958	1,055	1,363	2,457

	89,318	99,538	193,736	202,937
EXPENSES:
Insurance benefits, claims and reserves:
Health	48,758	47,010	98,306	93,954
Life and annuity	12,857	11,490	24,093	23,589
Selling, general and administrative expenses	35,941	32,402	72,710	66,780
Amortization of deferred acquisitions costs	1,955	1,611	3,409	2,919
Interest expense on debt	909	1,062	1,895	2,118

	100,420	93,575	200,413	189,360

Income (loss) from continuing operations
before income taxes	(11,102)	5,963	(6,677)	13,577
Income taxes (benefits)	(4,409)	2,188	(3,056)	4,638

Income (loss) from continuing operations	(6,693)	3,775	(3,621)	8,939

Discontinued operations:
Income (loss) from discontinued operations	-	154	-	(408)

NET INCOME (LOSS)	$(6,693)	$3,929	$(3,621)	$8,531

Basic income (loss) per common share:
Income (loss) from continuing operations	$(.43)	$.25	$(.24)	$.59
Income (loss) from discontinued operations	-	.01	-	(.03)
Basic income (loss) per common share	$(.43)	$.26	$(.24)	$.56

WEIGHTED AVERAGE SHARES OUTSTANDING	15,388	15,193	15,359	15,187

Diluted income (loss) per common share
Income (loss) from continuing operations	$(.43)	$.25	$(.24)	$.59
Income (loss) from discontinued operations	-	.01	-	(.03)
Diluted income (loss) per common share	$(.43)	$.26	$(.24)	$.56

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,388	15,336	15,359	15,341

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2008	2007
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income (loss)	$(3,621)	$8,531
Adjustments to reconcile net income to net change in cash from operating activities:
Loss from discontinued operations	-	408
Amortization of deferred acquisition costs	3,409	2,919
Net realized investment (gains) losses	14,973	(1,002)
Equity income from AMIC and other equity method investments	(1,049)	(1,292)
Depreciation and amortization	2,479	2,245
Share-based compensation expenses	645	797
Deferred tax (benefit) expense	(6,273)	678
Other	(1,106)	548
Changes in assets and liabilities:
Net sales of trading securities	429	338
Change in insurance liabilities	(9,929)	24,007
Additions to deferred acquisition costs, net	(2,136)	(2,642)
Change in net amounts due from and to reinsurers	(141)	(2,938)
Change in premium and claim funds	(1,296)	2,793
Change in income tax liability	3,247	(703)
Change in due and unpaid premiums	6,546	(36,428)
Change in other assets	(6,935)	(4,204)
Change in other liabilities	(3,197)	4,310
Net change in cash from operating activities of continuing operations	(3,955)	(1,635)
Net change in cash from operating activities of discontinued operations	(12,347)	(498)
Net change in cash from operating activities	(16,302)	(2,133)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	3,642	1,012
Net (purchases) proceeds of short-term investments	(37)	9,193
Net (purchases) sales of securities under resale and repurchase agreements	(3,429)	52,920
Sales of equity securities	39,393	33,092
Purchases of equity securities	(35,300)	(63,273)
Sales of fixed maturities	267,479	136,345
Maturities and other repayments of fixed maturities	39,173	33,693
Purchases of fixed maturities	(416,136)	(199,847)
Sales of other investments	-	10,334
Additional investments in other investments, net of distributions	4,010	(1,914)
Cash paid in acquisitions of companies, net of cash acquired	(998)	(8,385)
Cash received in acquisitions of policy blocks	57,279	-
Investment in AMIC	(1,401)	-
Change in notes and other receivables	(1,343)	(2,108)
Other	(2,421)	(56)
Net change in cash from investing activities	(50,089)	1,006

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,401	-
Repurchases of common stock	-	(180)
Exercises of common stock options	173	131
Excess tax (expense) benefit from exercise of stock options	(363)	25
Proceeds (withdrawals) of investment-type insurance contracts	(105)	1,092
Dividends paid	(382)	(380)
Net change in cash from financing activities	724	688

Net change in cash and cash equivalents	(65,667)	(439)
Cash and cash equivalents, beginning of year	72,823	17,543

Cash and cash equivalents, end of period	$7,156	$17,104

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." At June 30, 2008, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”), several MGUs and controlling interests in HealthInsurance.org LLC and Independent Producers of America, LLC.

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007. Amounts in prior years have been restated on the Condensed Consolidated Financial Statements and Notes thereto in order to present the credit life and disability segment as discontinued operations.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 53% of IHC's outstanding common stock at June 30, 2008.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

 Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2008 presentation, primarily for the results of discontinued operations.

(D)

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, “Earnings per Share”. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of FSP EITF No. 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The adoption of SFAS 163 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The adoption of SFAS 162 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands the current disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  In addition, SFAS 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements to locate important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). The objective of FSP SFAS 140-3 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  FSP SFAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The adoption of FSP SFAS 140-3 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements. FSP FIN 157-2, "Effective Date of FASB Statement No. 157", amends SFAS 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The delayed effective date applies to all non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2007, Standard Security Life and Madison National Life ceded to Independence American an average of 23% of their medical stop-loss business, 10% of certain of their fully insured health business and 20% of their New York Statutory Disability business. IHC owned 49.7% and 48% of AMIC's outstanding common stock at June 30, 2008 and December 31, 2007, respectively, which was purchased in various transactions from 2002 through 2008. During the first quarter of 2008, IHC purchased 165,656 shares of AMIC stock at $8.46 per share, and recorded negative goodwill of $248,000. IHC accounts for its investment in AMIC under the equity method. At June 30, 2008 and December 31, 2007, IHC's investment in AMIC had a total carrying value of $46,846,000 and $44,945,000, respectively, including goodwill of $4,222,000 and $4,470,000, respectively. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates. At June 30, 2008 and December 31, 2007, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $26,843,000 and $36,758,000, respectively.

For the three months ended June 30, 2008 and 2007, IHC recorded $389,000 and $562,000, respectively, of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. IHC's equity income for the six months ended June 30, 2008 and 2007 was $790,000 and $1,097,000, respectively. AMIC paid no dividends on its common stock in the three-month and six-month periods ended June 30, 2008 and 2007.

IHC and its subsidiaries earned $195,000 and $180,000 for the quarters ended June 30, 2008 and 2007, respectively, and $413,000 and $380,000 for the six months ended June 30, 2008 and 2007, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $15,105,000 and $20,054,000 for the three months ended June 30, 2008 and 2007, respectively, and $30,795,000 and $36,155,000 for the six months ended June 30, 2008 and 2007, respectively.  Benefits to policyholders on business ceded to AMIC were $10,491,000 and $13,977,000, in the second quarter of 2008 and 2007, respectively, and $21,116,000 and $25,132,000 for the six months ended June 30, 2008 and 2007, respectively.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC. IHC recorded net commission expense of $935,000 and $1,024,000 in the second quarter of 2008 and 2007, respectively, and $1,886,000 and $2,074,000 for the six months ended June 30, 2008 and 2007, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $18,899,000 and $19,263,000; Other assets $8,840,000 and $6,592,000; and Other liabilities $178,000 and $242,000.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations are 143,000 and 154,000 shares for the three months and six months ended June 30, 2007, respectively, from the assumed exercise of options and vesting of restricted stock, using the treasury stock method. For the three months and six months ended June 30, 2008, such shares were deemed anti-dilutive. Net income does not change as a result of the assumed dilution.

Note  4.

Investments

The following tables summarize, for all securities in an unrealized loss position at June 30, 2008 and December 31, 2007, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2008	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$56,978	$3,052	$128,417	$12,481	$185,395	$15,533
CMO and ABS (1)	84,694	6,087	46,257	4,952	130,951	11,039
Agency MBS (2)	11,630	331	6,654	183	18,284	514
GSE (3)	4,836	159	28,561	958	33,397	1,117
States and political
subdivisions	215,867	6,839	8,963	776	224,830	7,615
Total fixed
maturities	374,005	16,468	218,852	19,350	592,857	35,818
Common stock	8,479	1,012	183	1	8,662	1,013
Preferred stock-perpetual	14,441	1,751	3,596	186	18,037	1,937
Preferred stock-other	8,145	1,720	9,104	1,228	17,249	2,948
Total temporarily
impaired securities	$405,070	$20,951	$231,735	$20,765	$636,805	$41,716

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$35,545	$1,244	$165,054	$9,365	$200,599	$10,609
CMO and ABS (1)	55,745	1,795	81,953	2,706	137,698	4,501
Agency MBS (2)	-	-	16,441	202	16,441	202
GSE (3)	1,402	20	41,621	1,039	43,023	1,059
States and political
subdivisions	16,126	427	5,571	134	21,697	561
Total fixed maturities	108,818	3,486	310,640	13,446	419,458	16,932
Common stock	10,177	1,484	500	83	10,677	1,567
Preferred stock-perpetual	42,816	9,193	3,370	346	46,186	9,539
Preferred stock-other	19,382	1,665	3,597	715	22,979	2,380
Total temporarily
impaired securities	$181,193	$15,828	$318,107	$14,590	$499,300	$30,418

(1)

Collateralized mortgage obligations (“CMO”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSE”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

Substantially all of the unrealized losses at June 30, 2008 and December 31, 2007 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At June 30, 2008, the Company had $36.4 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA. Of this amount, 40.1% were in CMOs that originated in 2005 or earlier and 59.9% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The unrealized loss for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.  Some of these financial institutions have exposure to sub-prime mortgages.  The unrealized loss for CMO and ABS securities is primarily attributable to Alt-A mortgages as described above.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.

At June 30, 2008 and December 31, 2007, a total of 122 and 73 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 66 and 82 securities, respectively, had continuous unrealized losses for 12 months or longer. For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. If a decline in fair value is judged by management to be other- than-temporary, a loss is recognized by a charge to net realized investment gains in the Condensed Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions

(including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. Based on management’s review of the portfolio, which considered these factors, the Company recorded a realized loss for other-than-temporary impairments of $17,393,000 and $17,474,000 in the three months and six months ended June 30, 2008, respectively. The loss for the three and six months ended June 30, 2008 represents a loss on investment grade preferred stocks of financial institutions that the Company determined to be other than temporary due to the severity of the decrease in market value and length of time that these securities were in a loss position. For the three months and six months ended June 30, 2007 the Company did not record any losses for other-than-temporary impairments.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities	$95,622	$608,156	$-	$703,778
Equity securities	83,771	2,134	-	85,905

FINANCIAL LIABILITIES:
Other	-	1,184	-	1,184

Note 6.

Goodwill and Other Intangible Assets

  The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first six months of 2008 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2007	$51,695	$17,584
Purchase AMIC Shares	(248)	-
Majestic acquisition	884	88
Capitalized software development	-	355
Amortization expense	-	(1,447)
Balance at June 30, 2008	$52,331	$16,580

Effective April 1, 2008 the Company purchased an additional 14.7% interest in Majestic pursuant to terms set forth in the limited liability company agreement of Majestic, thereby increasing its controlling interest in the medical stop-loss MGU to 77%. The interest was purchased from a senior officer of Majestic for a total purchase price of $998,000. The Company recorded goodwill of $884,000 and other intangible assets of $88,000 for the fair value of broker relationships, which is being amortized over 10 years.

Note 7.

Discontinued Operations

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  The transaction closed in February 2008 with a payment of $10,940,000, representing the net statutory unearned premium reserve as of December 31, 2007 less a ceding fee of $8,820,000.

In accordance with the terms of such coinsurance agreement, the Company continued to administer this block of business through June 30, 2008. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $14,529,000 and $15,742,000 are included in the

Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively.

Changes in the liabilities related to discontinued operations for the six months ended June 30, 2008 were as follows (in thousands):

	Claims	Accrued	Termination	Due to
	Liability	Expenses	Benefits	Reinsurer	Total

Balance at beginning of year	$9,103	$1,931	$589	$10,940	$22,563
Cash settlement of sale
transaction	-	-	-	(10,940)	(10,940)
Payments of expenses accrued
to administer the business
sold	-	(1,030)	(100)	-	(1,130)
Claim payments and reserves
related to block in run-off	(277)	-	-	-	(277)

Balance at June 30, 2008	$8,826	$901	$489	$-	$10,216

The Company believes that the net liabilities of discontinued operations at June 30, 2008 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 8.

Common Stock

In January 2008, IHC issued 127,520 shares of common stock as a private placement of unregistered securities under section 4(2) of Securities Act of 1993 (“Securities Act”). Accordingly, the shares will be “restricted securities”, subject to legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. The IHC shares were issued from treasury stock at a fair value of $1,401,000. The difference between the fair value and the $2,422,000 cost basis of the treasury stock resulted in a $1,021,000 charge to retained earnings.

Note 9.

Share-Based Compensation

Total share-based compensation expense was $353,000 and $357,000 for the three months ended June 30, 2008 and 2007, respectively, and $645,000 and $797,000 for the six months ended June 30, 2008 and 2007, respectively. Related tax benefits of $141,000 and $142,000 were recognized for the three months ended June 30, 2008 and 2007, respectively, and $257,000 and $318,000 for the six months ended June 30, 2008 and 2007, respectively.

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciated rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period.  The exercise price of SARs is equal to the quoted market price of the shares at the date of the grant and have three year vesting periods. There were 747,570 shares available for future option or restricted stock grants under the shareholder-approved plans at June 30, 2008.  All of these available shares relate to the Company’s 2006 Stock Incentive Plan that was approved by shareholders in June 2006.

The Company’s stock option activity for the six months ended June 30, 2008 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2007	839,310	$17.56
Granted	225,000	10.99
Exercised	(291,800)	11.29
June 30, 2008	772,510	18.01

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2008:

	Outstanding	Exercisable

Number of options	772,510	439,501
Weighted average exercise price per share	$18.01	$20.82
Aggregate intrinsic value for all options	$8,000	$17,000
Weighted average contractual term remaining	2.8 years	1.7 years

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. The weighted average grant-date fair-value of options granted during the first six months of 2008 and 2007 was $3.44 and $6.51 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the six month period ended June 30:

	2008	2007

Weighted-average risk-free interest rate	2.21%	4.44%
Annual dividend rate per share	$.05	$.05
Weighted-average volatility factor of the Company's common stock	36.6%	30.3%
Weighted-average expected term of options	4.5 years	4.5 years

Compensation expense of $240,000 and $211,000 was recognized in the three months ended June 30, 2008 and 2007, respectively, and $427,000 and $484,000 in the six months ended June 30, 2008 and 2007, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

During the three months and six months ended June 30, 2008, the Company received cash proceeds of $173,000 upon the exercise of 15,608 options with an intrinsic value of $31,000. In addition, another 276,192 options were exercised and, pursuant to the terms of the Company’s applicable stock option plans, payments were made equal to the difference between the fair market value of such shares, with respect to the options at such exercise date, and the aggregate option strike price. The intrinsic value of such totaled $640,000 and the payments were made in the form of IHC common stock totaling 29,486 shares after deducting applicable income taxes. The total intrinsic value of options exercised during the three-month and the six-month period ended June 30, 2007 was $104,000 and $127,000, respectively. Cash proceeds received from those options exercised during the three months and six months ended June 30, 2007 were $114,000 and $131,000, respectively.

The Company issued 2,250 and 7,050 restricted stock awards during the six months ended June 30, 2008 and 2007, respectively, with weighted-average grant-date fair values of $12.26 and $20.67 per share, respectively. The total fair value of restricted stock that vested during the first six months of 2008 and 2007 was $223,000 and $372,000, respectively. Restricted stock expense was $100,000 and $99,000, for the three months ended June 30, 2008 and 2007, respectively and $200,000 and $192,000 for the six months ended June 30, 2008 and 2007, respectively.

The following table summarizes restricted stock activity for the six months ended June 30, 2008:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2007	38,329	$21.89
Granted	2,250	12.26
Vested	(18,476)	21.90
Forfeited	(334)	22.55
June 30, 2008	21,769	20.87

As of June 30, 2008, there was $1,320,000 and $336,000 of total unrecognized compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which will be recognized over the remaining requisite weighted-average service periods of 1.7 years and 0.8 years, respectively.

The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement No SARs were exercised in the three months and six months ended June 30, 2008 or 2007. Other liability-classified awards also include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of share-based liabilities paid in the three months ended June 30, 2008 was $22,000. No share-based liabilities were paid in the three months ended June 30, 2007. The intrinsic value of share-based liabilities paid in the six months ended June 30, 2008 and 2007 were $76,000 and $75,000, respectively. Included in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007 are liabilities of $81,000 and $138,000, respectively, pertaining to SARs and other shared-based performance awards.

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

The deferred income tax benefit for the six months ended June 30, 2008 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $3,531,000 representing the increase in the related net deferred tax asset to $12,557,000 at June 30, 2008 from $9,026,000 at December 31, 2007.

Note 11.

Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes, net of refunds, were $7,000 and $4,138,000 for the six months ended June 30, 2008 and 2007, respectively. Cash payments for interest were $1,899,000 and $2,016,000 for the six months ended June 30, 2008 and 2007, respectively.

Note 12.

Acquisition of a Policy Block

Effective April 1, 2008 Madison National Life acquired a block of life insurance and annuity policies by entering into a coinsurance agreement with an unaffiliated insurer, whereby Madison National Life assumes 25% of the business covered under the agreement. Under the terms of acquisition, Madison National Life will assume administration of the policies beginning October 1, 2008.

A summary of the policy block acquired by the Company as of the effective date is as follows (in thousands):

Liabilities:
Insurance reserves - life	$33,461
Funds on deposit	32,251
Other policyholders' reserves	3,422
Other	27
69,161

Non-cash assets:
Deferred acquisition costs	8,850
Other investments (policy loans)	2,971
Due and unpaid premiums	61
11,882

Cash received	$57,279

Note 13.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs). The comprehensive income (loss) for the three months and six months ended June 30, 2008 and 2007 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$(6,693)	$3,929	$(3,621)	$8,531
Unrealized gains (losses) arising
during the period, net of income taxes	3,987	(6,989)	(6,396)	(4,472)
Comprehensive income (loss)	$(2,706)	$(3,060)	$(10,017)	$4,059

Note 14.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and six months ended June 30, 2008 and 2007 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Medical Stop-Loss (A)	$42,292	$41,867	$85,745	$83,726
Fully Insured Health (B)	31,486	26,441	63,506	56,324
Group disability, life, annuities and DBL (C)	14,235	14,147	29,205	28,438
Individual life, annuities and other	16,569	15,770	31,436	32,350
Corporate	(177)	731	(1,183)	1,097
	104,405	98,956	208,709	201,935
Net realized investment gains	(15,087)	582	(14,973)	1,002

	$89,318	$99,538	$193,736	$202,937

Income Before Income Taxes:
Medical Stop-Loss (A)	$1,076	$3,556	$3,460	$8,103
Fully Insured Health(B) (D)	1,083	(815)	2,321	(358)
Group disability, life, annuities and DBL (C)	2,222	1,618	3,858	2,953
Individual life, annuities and other	1,560	2,627	4,105	5,894
Corporate	(1,047)	(543)	(3,553)	(1,899)
	4,894	6,443	10,191	14,693
Net realized investment gains and losses	(15,087)	582	(14,973)	1,002
Interest expense	(909)	(1,062)	(1,895)	(2,118)

	$(11,102)	$5,963	$(6,677)	$13,577

(A)

The amount includes equity income from AMIC of $277,000 and $348,000 for the three months ended June 30, 2008 and 2007, respectively, and $624,000 and $680,000 for the six months ended June 30, 2008 and 2007, respectively.

(B)

The amount includes equity income from AMIC of $98,000 and $174,000 for the three months ended June 30, 2008 and 2007, respectively, and $121,000 and $340,000 for six months ended June 30, 2008 and 2007, respectively.

(C)

The amount includes equity income from AMIC of $14,000 and $40,000 for the three months ended June 30, 2008 and 2007, respectively, and $45,000 and $77,000 for six months ended June 30, 2008 and 2007, respectively.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $667,000 and $723,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,368,000 and $1,386,000 for the six months ended June 30, 2008 and 2007, respectively. Amortization expense for the other segments is insignificant.

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

Overview

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), (the companies are sometimes collectively referred to as the “insurance group”); and (ii) its marketing, administrative and actuarial  companies, including Insurers Administrative Corporation (“IAC”), Majestic Underwriters LLC (“Majestic”), Health Plan Administrators, Inc. (“HPA”), GroupLink Inc., in which it owns a majority interest (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”) and, Actuarial Management Corporation (“AMC”). IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company also owns a 49.7% equity interest in American Independence Corp. (NASDAQ:AMIC) which owns Independence American Insurance Company (“Independence American”), three managing general underwriters (“MGUs”), and controlling interests in two agencies.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, fully insured medical, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. The Company believes that the acquisition of AMC has further enabled it to make these assessments. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers and profit commissions.  Management has always focused on managing the costs of its operations and providing its insureds with the best cost containment tools available.

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2008 and 2007 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$89,318	$99,538	$193,736	$202,937
Expenses	100,420	93,575	200,413	189,360

Income (loss) from continuing operations
before income taxes (benefit)	(11,102)	5,963	(6,677)	13,577
Income taxes (benefit)	(4,409)	2,188	(3,056)	4,638

Income (loss) from continuing operations	(6,693)	3,775	(3,621)	8,939

Discontinued operations:
Income (loss) from discontinued operations	-	154	-	(408)

Net income (loss)	$(6,693)	$3,929	$(3,621)	$8,531

•

Loss from continuing operations of $(6.7) million, or $(.43) per share, diluted, for the three months ended June 30, 2008 compared to income of $3.8 million, or $.25 per share, diluted, for the three months ended June 30, 2007. Loss from continuing operations of $(3.6) million, or $(.24) per share, diluted, for the six months ended June 30, 2008 compared to income of $8.9 million, or $.59 per share, diluted, for the six months ended June 30, 2007. This decrease is primarily attributable to losses recorded in the current quarter of $(17.4) million from other than temporary impairments due to the write down in value of preferred stocks of certain financial institutions;

•

Consolidated investment yields of 4.9% and 4.8% for the three months and six months ended June 30, 2008 compared to 5.6% and 5.5% for the comparable periods in 2007. The decrease is primarily a result of losses from investment partnerships in 2008;

•

Revenues of $89.3 million and $193.7 million for the three months and six months ended June 30, 2008, respectively, representing decreases of 10.3% and 4.5% over the respective three-month and six-month periods in 2007. The decrease is primarily the result of realized losses from other than temporary impairments;

•

Book value of $13.92 per common share; a 4.9% decrease from December 31, 2007, primarily reflecting net realized and unrealized losses on securities;

•

Effective April 1, 2008 acquired a block of life insurance policies with approximately $65.7 million of life reserves. The block consists of approximately $33.4 million of older, traditional life reserves and $32.3 million of annuity reserves. Under the terms of the acquisition, Madison National Life will assume administration of the policies beginning October 1, 2008;

•

Effective April 1, 2008 increased the Company's controlling interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss MGU, to 77% with the purchase of an additional 14.7% interest from a retired senior officer.

The following is a summary of key performance information by segment:

•

Income before taxes from the Medical Stop-Loss segment decreased $2.5 million for the three months ended June 30, 2008 compared to the same period in 2007 and $4.6 million for the six months ended June 30, 2008 compared to the same period in 2007. This is primarily a result of the re-estimation of the projected net loss ratio of business written in 2007 in response to claim development identified in the latter half of 2007 and the subsequent higher projected net loss ratio applied on business written in 2008;

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Medical Stop-Loss segment is as follows for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Premiums Earned	$40,902	$40,115	$82,621	$80,243
Insurance Benefits, Claims & Reserves	30,039	27,871	59,846	54,754
Expenses	10,103	9,379	20,890	19,302

Loss Ratio(A)	73.4%	69.5%	72.4%	68.2%
Expense Ratio (B)	24.7%	23.4%	25.3%	24.1%
Combined Ratio (C)	98.1%	92.9%	97.7%	92.3%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported income before taxes of $1.1 million for the three months ended June 30, 2008 as compared to a loss of $(.8) million for the comparable period in 2007, and income before taxes of $2.3 million for the six months ended June 30, 2008 as compared to a loss of $(.4) million for the six months ended June 30, 2007. The loss ratio on the fully insured business decreased due to an increase in volume in the dental and student accident lines which have higher profit margins, improved margins in our short term medical business, and improved margins in our small group major medical line. The expense ratio is higher due to a greater portion of higher-commission lines of business;

o

Premiums earned from this segment have increased $4.8 million and $5.8 million for the three months and six months ended June 30, 2008 over the comparable periods in 2007. The 2008 results also include an increase of $1.4 million in fee and other income;

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment for the three months and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Premiums Earned	$20,909	$16,099	$41,749	$35,956
Insurance Benefits, Claims & Reserves	12,835	12,158	26,461	25,911
Expenses	6,634	4,267	11,588	8,790

Loss Ratio	61.4%	75.5%	63.4%	72.1%
Expense Ratio	31.7%	26.5%	27.8%	24.4%
Combined Ratio	93.1%	102.0%	91.2%	96.5%

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $.6 million and $.9 million for the three months and six months ended June 30, 2008, respectively, compared to 2007;

•

Income before taxes from the Individual life, annuities and other segment decreased $1.0 million and $1.8 million for the three months and six months ended June 30, 2008, respectively, compared to the prior year. Prior year results include $.9 million of other income due to adjustments in settlement of a reinsurance agreement;

•

Loss before taxes from the Corporate segment increased $.5 million and $1.7 million for the three months and six months ended June 30, 2008, respectively, primarily due to losses from investment partnerships in 2008;

•

Net realized investment losses were $(15.1) million and $(15.0) million for the three months and six months ended June 30, 2008, respectively, compared to net realized investment income of $.6 million and $1.0 million for the comparable periods in 2007. Included in realized losses for the three months and six months ended June 30, 2008 are $(17.4) million and $(17.5) million from other than temporary impairments primarily due to the write down in value of preferred stocks of certain financial institutions due to the severity of the decrease in market value and length of time that these securities were in a loss position;

•

Premiums by principal product for the three months and six months 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Gross Direct and Assumed
Earned Premiums:	2008	2007	2008	2007

Medical Stop-Loss	$65,256	$69,718	$133,385	$137,477
Fully Insured Health	51,653	55,966	103,258	110,439
Group disability, life, annuities and DBL	19,445	20,338	39,559	40,542
Individual, life, annuities and other	8,722	7,727	16,405	15,914

	$145,076	$153,749	$292,607	$304,372

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Net Premiums Earned:	2008	2007	2008	2007

Medical Stop-Loss	$40,902	$40,115	$82,621	$80,243
Fully Insured Health	20,909	16,099	41,749	35,956
Group disability, life, annuities and DBL	11,605	11,431	23,673	22,971
Individual, life, annuities and other	8,268	7,072	15,295	14,561

	$81,684	$74,717	$163,338	$153,731

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, and Investments as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  During the six months ended June 30, 2008, there were no additions to or changes in the critical accounting policies disclosed in the 2006 Form 10-K.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Loss from continuing operations was $(6.7) million, or $(.43) per share, diluted, for the three months ended June 30, 2008, a decrease of $10.5 million compared to income from continuing operations of $3.8 million, or $.25 per share, diluted, for the three months ended June 30, 2007. The Company's income from continuing operations before taxes decreased $17.1 million to a loss of $(11.1) million for the three months ended June 30, 2008 from $6.0 million for the three months ended June 30, 2007. Information by business segment for the three months ended June 30, 2008 and 2007 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$40,902	664	277	449	30,039	-	11,177	$1,076
Fully Insured Health	20,909	215	98	10,264	12,835	30	17,538	1,083
Group disability,
life, annuities
and DBL	11,605	2,541	14	75	8,451	38	3,524	2,222
Individual life,
annuities and other	8,268	7,916	-	385	10,290	1,887	2,832	1,560
Corporate	-	(180)	-	3	-	-	870	(1,047)
Sub total	$81,684	$11,156	$389	$11,176	$61,615	$1,955	$35,941	4,894

Net realized investment losses								(15,087)
Interest expense								(909)
Loss from continuing operations before income taxes								(11,102)
Income tax benefits								(4,409)
Loss from continuing operations								(6,693)
Loss from discontinued operations								-
	Net loss							$(6,693)

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$40,115	971	348	433	27,871	-	10,440	$3,556
Fully Insured Health	16,099	156	174	10,012	12,158	48	15,050	(815)
Group disability,
life, annuities
and DBL	11,431	2,588	40	88	8,863	62	3,604	1,618
Individual life,
annuities and
other	7,072	7,830	-	868	9,608	1,501	2,034	2,627
Corporate	-	731	-	-	-	-	1,274	(543)
Sub total	$74,717	$12,276	$562	$11,401	$58,500	$1,611	$32,402	6,443

Net realized investment gains								582
Interest expense								(1,062)
Income from continuing operations before income taxes								5,963
Income taxes								2,188
Income from continuing operations								3,775
Income from discontinued operations								154
	Net income							$3,929

Premiums Earned

Total premiums earned grew $7.0 million to $81.7 million in the second quarter of 2008 from $74.7 million in the comparable period of 2007. The increase is primarily due to: (i) the Medical Stop-Loss segment which increased $.8 million primarily due to an increase in the retention of business; (ii) the Fully Insured Health segment which had a $4.8 million increase in premiums in the second quarter of 2008 compared to the second quarter of 2007, comprised primarily of: (a) a $2.9 million increase in student accident premiums as a result of new programs initiated in 2008, (b) a $1.6 million increase in dental premiums and $.3 million increase in mini-medical premiums as a result of continuing growth, (c) an increase of $.5 million in the small group business, (d) offset by a decrease of $.4 million in short-term medical premiums primarily due to lower production; and (iii) a $1.2 million increase in the individual life, annuities and other segment as a result of the recent acquisition of a block of life and annuity business.

Net Investment Income

Total net investment income decreased $1.1 million, primarily due to losses from investment partnerships in the second quarter of 2008 compared to income from partnership investments recorded in the same period in 2007. The overall investment yields were 4.9% and 5.6% in the second quarter of 2008 and 2007, respectively. Partnership investment losses were primarily the result of the continued disruption in the equity markets in the second quarter of 2008. The investment yield on bonds, equities and short-term investments was 5.1% and 5.4% in the second quarter of 2008 and 2007, respectively.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments, and other-than-temporary impairments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. Included in the net realized investment gains (losses) for the three months ended June 30, 2008 are $(17.4) million of other than temporary impairments primarily due to the write down in value of preferred stocks of certain financial institutions due to the severity of the decrease in market value and length of time that these securities were in a loss position.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $3.1 million. The increase is due to: (i) an increase of $2.1 million in the Medical Stop-Loss segment, primarily resulting from increased premiums and an increase in the Loss Ratio to 73.4% in the second quarter of 2008 as compared to 69.5% for the second quarter of 2007; and (ii) an increase of $.6 million in the individual life, annuities and other segment, resulting from the recent acquisition of a block of life and annuity policies this quarter; and (iii) an increase of $.7 million in the fully insured segment primarily resulting from increases in dental ($.9 million) and student accident ($1.5 million) lines which correspond to premium growth, offset by decreases in the small group ($.8 million) and short-term medical ($1.0 million) lines. The increase in the Loss Ratio in the Medical Stop-Loss segment is due to the re-estimation of the projected net loss ratio of business written in 2007 and the subsequent higher projected net loss ratio applied on business written in 2008.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased slightly in the second quarter of 2008 partially as a result of the recent acquisition of a block of life and annuity policies.

Interest Expense on Debt

Interest expense decreased $.2 million, primarily due to a $2.5 million decrease in outstanding debt under a line of credit from $15.0 million to $12.5 million during the third quarter of 2007. In addition, the interest rate on $12.4 million of floating rate junior subordinated debt averaged 6.7% in the second quarter of 2008, as compared to 9.4% during the second quarter of 2007.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $3.5 million in the second quarter of 2008 compared to the second quarter of 2007. The increase is primarily due to (i) a $2.4 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to increases in the dental and student accident lines as a result of increased business; (ii) an increase of $.8 million in commission and administrative expenses in the individual life annuities and other segment due to increased volume from the recent acquisition of a block of life and annuity policies; and (iii) a $.8 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned.

Income Taxes

Income tax expense decreased $6.6 million to a tax benefit of $(4.4) million for the quarter ended June 30, 2008 from a tax expense of $2.2 million for the second quarter of 2007, primarily due to the decrease in pre-tax income in 2008.  The effective tax rates were (39.7)% for the second quarter of 2008 and 36.7% for the second quarter of 2007. The difference in the effective tax rates relate to the tax benefits recorded on other than temporary impairments combined with other tax benefits as a result of  higher DRDs and tax exempt interest in the second quarter of 2008 compared to the second quarter of 2007.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Loss from continuing operations was $(3.6) million, or $(.24) per share, diluted, for the six months ended June 30, 2008, a decrease of $12.5 million compared to income from continuing operations of $8.9 million, or $.59 per share, diluted, for the six months ended June 30, 2007. The Company's income from continuing operations before taxes decreased $20.3 million to a loss of $(6.7) million for the six months ended June 30, 2008 from $13.6 million for the six months ended June 30, 2007.  Information by business segment for the six months ended June 30, 2008 and 2007 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$82,621	1,710	624	790	59,846	-	22,439	$3,460
Fully Insured Health	41,749	430	121	21,206	26,461	78	34,646	2,321
Group disability,
life, annuities
and DBL	23,673	5,314	45	173	17,117	73	8,157	3,858
Individual life,
annuities and
other	15,295	15,533	-	608	18,975	3,258	5,098	4,105
Corporate	-	(1,186)	-	3	-	-	2,370	(3,553)
Sub total	$163,338	$21,801	$790	$22,780	$122,399	$3,409	$72,710	10,191

Net realized investment gains								(14,973)
Interest expense								(1,895)
Loss from continuing operations before income taxes								(6,677)
Income tax benefits								(3,056)
Loss from continuing operations								(3,621)
Loss from discontinued operations								-
	Net loss							$(3,621)

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$80,243	1,889	680	914	54,754	-	20,869	$8,103
Fully Insured Health	35,956	268	340	19,760	25,911	137	30,634	(358)
Group disability,
life, annuities
and DBL	22,971	5,182	77	208	17,529	70	7,886	2,953
Individual life,
annuities and
other	14,561	15,681	-	2,108	19,349	2,712	4,395	5,894
Corporate	-	1,097	-	-	-	-	2,996	(1,899)
Sub total	$153,731	$24,117	$1,097	$22,990	$117,543	$2,919	$66,780	14,693

Net realized investment gains								1,002
Interest expense								(2,118)
Income from continuing before income taxes								13,577
Income taxes								4,638
Income from continuing operations								8,939
Loss from discontinued operations								(408)
	Net income							$8,531

Premiums Earned

Total premiums earned grew $9.6 million to $163.3 million in the first six months of 2008 from $153.7 million in the comparable period of 2007. The increase is primarily due to: (i) the Medical Stop-Loss segment which increased $2.4 million primarily due to an increase in the retention of business; (ii) the Fully Insured Health segment which had a $5.7 million increase in premiums in the first six months of 2008 compared to the first six months of 2007, comprised primarily of: (a) a $5.5 million increase in student accident premiums as a result of a new program initiated in 2008, (b) a $3.6 million increase in dental premiums and $.6 million increase in mini-medical premiums as a result of continuing growth, (c) offset by a decrease of $2.4 million in short-term medical premiums primarily due to lower production, and (d) offset by a $1.5 million decrease in the small group line due to lower production; and (iii) a $.7 million increase in the individual life, annuities and other segment as a result of the recent acquisition of a block of life and annuity business.

Net Investment Income

Total net investment income decreased $2.3 million primarily due to losses from investment partnerships in the first six months of 2008 compared to income from partnership investments recorded in the same period of 2007. The overall investment yields were 4.8% and 5.5% in the first six months 2008 and 2007, respectively. Partnership investment losses were primarily the result of the continued disruption in the equity markets in 2008. The investment yield on bonds, equities and short-term investments was 5.2% and 5.3% in the first six months of 2008 and 2007, respectively.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments, and other-than-temporary impairments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. Included in the net realized investment gains (losses) for the six months ended June 30, 2008 are $(17.5) million of other than temporary impairments primarily due to the write down in value of preferred stocks of certain financial institutions due to the severity of the decrease in market value and length of time that these securities were in a loss position.

Fee Income and Other Income

Fee income increased $.9 million to $21.4 million in the first six months of 2008 from $20.5 million in the first six months of 2007 primarily due to an increase in administrative fees of $1.0 million earned by the Fully Insured Health segment.

Total other income decreased $1.1 million in the first six months of 2008 to $1.4 million from $2.5 million in the first six months of 2007, primarily due to $.9 million of adjustments recorded in 2007 in settlement of a reinsurance agreement.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $4.9 million. The increase is due to: (i) an increase of $5.0 million in the Medical Stop-Loss segment, primarily resulting from increased premiums and an increase in the Loss Ratio to 72.4% in the first six months of 2008 as compared to 68.2% for the first six months of 2007; and (ii) a $.6 million increase in the Fully Insured Health Segment, primarily due to increases in dental ($2.4 million) and student accident ($3.2 million) lines which correspond to premium growth, offset by decreases in the small group ($3.1 million) and short-term medical ($2.3 million) lines due to lower loss ratios. The increase in the Loss Ratio in the Medical Stop-Loss segment is due to the re-estimation of the projected net loss ratio of business written in 2007 and the subsequent higher projected net loss ratio applied on business written in 2008.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.5 million for the first six months of 2008 compared to the same period in 2007 partially as a result of the recent acquisition of a block of life and annuity policies.

Interest Expense on Debt

Interest expense decreased $.2 million, primarily due to a $2.5 million decrease in outstanding debt under a line of credit from $15.0 million to $12.5 million during the third quarter of 2007. In addition, the interest rate on $12.4 million of floating rate junior subordinated debt averaged 7.5% in the first six months of 2008, as compared to 9.3% during the first six months of 2007.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $5.9 million in the first six months of 2008 as compared to the first six months of 2007. The increase is primarily due to (i) a $4.0 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to (a) the acquisition of AMC in the second quarter of 2007, and (b) increases in commission expenses for the dental ($1.2 million) and student accident ($1.6 million) lines due to increased volume; and (ii) a $1.5 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to a higher level of premiums earned.

Income Taxes

Income tax expense decreased $7.7 million to a tax benefit of $(3.1) million for the six months ended June 30, 2008 from a tax expense of $4.6 million for the first six months of 2007, primarily due to the decrease in pre-tax income in 2008.  The effective tax rates were (45.8)% for the first six months of 2008 and 34.2% for the first six months of 2007. The difference in the effective tax rates relate to the tax benefit recorded on other than temporary impairments combined with other tax benefits as a result of higher DRDs and tax exempt interest in the first six months of 2008 compared to the first six months of 2007.

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

Cash Flows

As of June 30, 2008, the Company had $7.2 million of cash and cash equivalents compared with $72.8 as of December 31, 2007. Total investments, net of amounts due to and from brokers, were $857.8 million and $779.4 million at June 30, 2008 and December 31, 2007, respectively.

Net cash used by operating activities of continuing operations for the six months ended June 30, 2008 was $4.0 million. Net cash used by operating activities of discontinued operations for the six months ended June 30, 2008 was $12.3 million primarily due to cash used for the settlement of the Credit Life and Disability segment.

Net cash used by investing activities of continuing operations for the six months ended June 30, 2008 was $50.1 million primarily as a result of $109.5 of net purchases of fixed maturities partially offset by $57.3 million received in connection with the recent acquisition of a block of life insurance and annuity policies.

The Company has $489.4 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2008, cash received from the maturities and other repayments of fixed maturities was $39.2 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to and from brokers, increased $78.4 million during the six months ended June 30, 2008 largely due to $109.5 million of net purchases of fixed maturities offset by a $12.5 million increase in unrealized losses on available for sale securities and $17.5 million of realized losses for other than temporary impairments.

The Company had net receivables from reinsurers of $100.3 million at June 30, 2008. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2008.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	June 30	December 31,
	2008	2007

Medical Stop-Loss	$92,233	$95,289
Fully Insured Health	39,670	40,999
Group Disability	70,170	68,994
Individual A&H and Other	7,772	8,319

	$209,845	$213,601

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

The $8.3 million decrease in total stockholders' equity in the first six months of 2008 is primarily due to a net loss of $(3.6) million and a $6.4 million increase in net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 89.1% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at June 30, 2008. The Company's gross unrealized losses on available-for-sale securities totaled $41.7 million at June 30, 2008. All of the fixed maturities and preferred stocks were investment grade. The Company marks all of its available-for-sale securities to market through accumulated other comprehensive income or loss. These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company does not have any non-performing fixed maturities at June 30, 2008.

At June 30, 2008, the Company had $36.4 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA. Of this amount, 40.1% were in CMOs that originated in 2005 or earlier and 59.9% were in CMOs that originated in 2006. While these mortgages have seen lower quoted market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The decline in market value for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets in late 2007. Some of these financial institutions have exposure to sub-prime mortgages. The unrealized loss for CMO and ABS securities is primarily attributable to Alt-A mortgages as described above. The unrealized losses on corporate securities are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the six months ended June 30, 2008, the Company recorded a realized loss of $17.5 for other than temporary impairments. For the six months period ended June 30, 2007 the Company did not record any losses for other than-temporary impairments.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2008. In the first six months of 2008, the Company experienced an increase in net unrealized losses of $12.5 million which, net of deferred tax benefits of $3.5 million and net of deferred policy acquisition costs of $2.6 million, decreased stockholders' equity by $6.4 million (reflecting net unrealized losses of $22.5 million at June 30, 2008 compared to net unrealized losses of $16.1 million at December 31, 2007). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.

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

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2008, is not materially different from that reported in the schedule of such obligations at December 31, 2007 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For 2008, IHC’s business plan is to: (i) continue to improve the profitability of our Fully Insured Health business, while selectively retaining more risk; (ii) selectively pursue new Fully Insured Health opportunities that leverage our vertically integrated strategy of generating fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (iii) improve the profitability of our Medical Stop-Loss business, (iv) expand distribution of our life and disability products and add new life and critical illness products, and (v) continue to acquire blocks of life and annuity business. The following summarizes IHC's outlook for the remainder of the year given the results of the first six months of 2008 by segment:

Historic Core Lines of Business

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters ("MGUs") and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for our two primary product segments (Medical Stop-Loss and Group disability, life, annuities and DBL).  While it is always our intent to emphasize underwriting profits and not top line growth, the medical stop-loss industry as a whole succumbed to pricing pressures caused by an unexpectedly long down cycle (or "soft" market) from 2003 through the second quarter of 2008.  As a consequence of these market conditions, we have curtailed our growth. The Company anticipates shrinkage in Medical Stop-Loss premiums in 2008 and 2009 due to tighter underwriting guidelines and fewer MGUs, partially offset by rate increases. The Company anticipates its other historic core lines of business will remain relatively constant in 2008.

Fully Insured Health Segment

The Fully Insured Health market is a much larger market than the excess market, estimated at $500 billion compared to a Medical Stop-Loss market of approximately $4 billion. As a result of its multiple product filings, distribution sources, and the sheer size of the market, the Company is optimistic that its Fully Insured Health business will continue to grow rapidly while maintaining profitable underwriting results, which will help balance the more volatile and cyclical Medical Stop-Loss business.

Expansion of Life & Annuity Block Acquisitions

We will continue to look for financially viable life and annuity acquisitions during 2008, although the source and timing of new acquisitions is unpredictable.  The Company will also attempt to leverage its administrative capabilities to partner with other carriers for acquisitions of large blocks of life and annuities.

Investments

Due to the continued turmoil in the capital markets, Independence Holding Company, like many insurance and other companies in the financial sector, recognized a loss in the quarter and six months of 2008 for other than temporary impairments.  These impairments were realized on certain stocks in our equity securities portfolio; equity securities constitute 10% of our total investments.  The majority of these stocks were investment-grade preferred stocks issued by well-known financial institutions. Our fixed maturity portfolio continues to be rated on average AA, and the Company considers all unrealized losses in this category to be temporary.  We have no direct investments in sub prime mortgages, although approximately 5% of our fixed maturities are Alt A mortgages, which are rated AAA.  While these mortgages have seen lower quoted market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance.  As the Company carries all of its assets at market value, this unrealized loss had, to a large extent, been previously recorded in our book value.  Our book value per share decreased slightly to $13.92 at June 30, 2008 from $14.13 per share at March 31, 2008 as net income was more than offset by changes in the fair value of our fixed maturity portfolio.  To the extent that the capital markets remain unsettled, we may continue to see volatility in the market price of our equity and fixed maturity securities, which could have a negative impact on our net income and book value per share.

Summary

In summary, the Company anticipates improved operating performance in the second half of 2008 as a result of (i) increased premiums and fee income from its multiple Fully Insured Health Products through varied distribution channels; (ii) improved profitability of its Medical Stop-Loss business; (iii)

reduced susceptibility to market cycles due to a better balance between excess and fully insured health business; and (iv) the recent acquisition of the aforementioned block of life and annuity business.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at June 30, 2008:

	Estimated	Estimated Change
Change in Interest Rates	Fair Value	In Fair Value
	(In millions)
200 basis point rise	$596.8	$(107.0)
100 basis point rise	647.7	(56.1)
Base scenario	703.8	-
100 basis point decline	760.3	56.5
200 basis point decline	813.6	109.8

The Company monitors its investment portfolio on a continuous basis and believes that the liquidity of the Insurance Group will not be adversely affected by its current investments. This monitoring includes the maintenance of an asset-liability model that matches current insurance liability cash flows with current investment cash flows.

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2008 given a 100 to 200 basis point rise or decline in interest rates differs from the expected change at December 31, 2007 included in Item 7A of the Company’s Annual Report on Form 10-K primarily due to changes in the portfolio resulting in a higher average duration at June 30, 2008. The duration increase was the result of a significant shift of bonds in the portfolio to municipals in order to take advantage of the exceptional opportunity to buy tax exempt bonds at yields in excess of taxable bonds while still maintaining the overall credit quality of the portfolio.

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

There has been no change in IHC’s internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

During the second quarter of 2008, the Company discovered irregularities relating to account reconciliations of certain other assets and other liabilities of a previously acquired subsidiary. The Audit Committee of the Company’s Board of Directors and the Company’s independent registered public accounting firm were promptly apprised of these irregularities. The Audit Committee performed a review of this matter, including engaging special, independent legal counsel.

The results of the Audit Committee’s review, which was conducted in the third quarter, concluded that the irregularities: (i) existed at the time the Company acquired the subsidiary in question; and (ii) related exclusively to activities at the subsidiary that occurred prior to its acquisition by the Company. The former shareholders of the subsidiary indemnified the Company in connection with all deficiencies in accounts and entered into an agreement further to indemnify the Company for: (i) any future undisclosed liability identified as having existed at the time the Company acquired such subsidiary, (ii) all costs incurred in connection with the Audit Committee’s review of the matter and (iii) all other costs incurred, or to be incurred, by the Company in connection with the matter.  The results of the review were shared with the Company’s independent registered public accounting firm.

In addition, the following remedial actions have been taken by management: (i) all deficiencies in certain accounts controlled by the subsidiary identified as resulting from the irregularities were corrected; (ii) existing financial controls relating to the affected accounts were augmented; and (iii) certain appropriate changes in personnel were implemented.  Although the Company believes that such remedial steps have been sufficient to address any financial impact of the matter, there can be no assurance that additional liabilities will not be identified or costs incurred. Sufficient work has been done to enable management to conclude that: (i) no restatement of previously reported financial statements is required; and (ii) the irregularities do not affect management’s previous conclusion that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of June 30, 2008, 131,657 shares were still authorized to be repurchased under the plan. There were no share repurchases during the second quarter of 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on June 20, 2008, the following seven nominees were re-elected for one-year terms on the Board of Directors:

Larry R. Graber, Allan C. Kirkman, John L. Lahey, Steven B. Lapin, Edward Netter, James G. Tatum, Roy T.K. Thung.

The vote on the election of the above nominees was:

For

At least 13,274,182 shares

Withheld

No more than 1,002,913 shares

In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2008 was ratified by a vote of 14,228,647 shares for, 47,991 shares against, and 457 shares abstaining.  There were no broker non-votes.

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

August 11, 2008

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

August 11, 2008

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer