Form 10-Q
period 2008-09-30
INDEPENDENCE HOLDING CO
filed 2008-11-10
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 7, 2008
Common stock, $ 1.00 par value	15,401,234 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 2008 (Unaudited) and December 31, 2007	4

Condensed Consolidated Statements of Operations -
Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2008 and 2007 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$5,851	$9,001
Securities purchased under agreements to resell	28,400	13,757
Fixed maturities	667,067	611,906
Equity securities	61,405	98,496
Other investments	41,574	42,899

Total investments	804,297	776,059

Cash and cash equivalents	9,299	72,823
Due from securities brokers	17,443	5,188
Investment in American Independence Corp. ("AMIC")	42,187	40,475
Deferred acquisition costs	58,830	45,447
Due and unpaid premiums	57,285	64,444
Due from reinsurers	139,526	143,710
Premium and claim funds	50,112	49,468
Notes and other receivables	17,546	13,872
Goodwill	52,331	51,695
Other assets	70,544	44,962

Total assets	$1,319,400	$1,308,143

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$208,654	$212,261
Insurance reserves-life and annuity	279,707	248,253
Funds on deposit	412,762	383,711
Unearned premiums	17,693	22,415
Policy claims-health	2,501	1,340
Policy claims-life	9,912	10,639
Other policyholders' funds	22,360	17,738
Due to securities brokers	23,695	1,852
Due to reinsurers	41,177	43,571
Accounts payable, accruals and other liabilities	64,267	70,303
Liabilities related to discontinued operations	5,078	22,563
Debt	10,000	12,500
Junior subordinated debt securities	38,146	38,146

Total liabilities	1,135,952	1,085,292

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,431,274 and 15,366,281 shares issued, respectively;
15,421,534 and 15,228,521 shares outstanding, respectively	15,431	15,366
Paid-in capital	100,844	99,805
Accumulated other comprehensive loss	(45,288)	(16,125)
Treasury stock, at cost, 9,740 and 137,760 shares, respectively	(193)	(2,626)
Retained earnings	112,654	126,431

Total stockholders' equity	183,448	222,851

Total liabilities and stockholders' equity	$1,319,400	$1,308,143

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Premiums earned:
Health	$67,676	$70,172	$212,188	$206,380
Life and annuity	9,256	8,085	28,082	25,607
Net investment income	11,887	11,002	33,688	35,118
Fee income	9,351	11,007	30,768	31,540
Net realized investment gains (losses)	(17,138)	471	(32,111)	1,473
Equity income (loss) from AMIC	297	(696)	1,087	401
Other income	605	524	1,968	2,982
	81,934	100,565	275,670	303,501
EXPENSES:
Insurance benefits, claims and reserves:
Health	46,883	62,124	145,189	156,078
Life and annuity	12,588	12,074	36,681	35,663
Selling, general and administrative expenses	35,436	36,738	108,146	103,517
Amortization of deferred acquisitions costs	1,419	1,676	4,828	4,594
Interest expense on debt	900	1,051	2,795	3,169

	97,226	113,663	297,639	303,021

Income (loss) from continuing operations
before income taxes	(15,292)	(13,098)	(21,969)	480
Income tax (benefits)	(5,836)	(4,820)	(8,892)	(182)

Income (loss) from continuing operations	(9,456)	(8,278)	(13,077)	662

Discontinued operations:
Income (loss) from discontinued operations, net of tax	541	(145)	541	(554)
Gain on disposition of discontinued operations, net of tax	167	-	167	-

NET INCOME (LOSS)	$(8,748)	$(8,423)	$(12,369)	$108

Basic income (loss) per common share:
Income (loss) from continuing operations	$(.61)	$(.54)	$(.85)	$.04
Income (loss) from discontinued operations	.03	(.01)	.04	(.03)
Gain on disposition of discontinued operations	.01	-	.01	-
Basic income (loss) per common share	$(.57)	$(.55)	$(.80)	$.01

WEIGHTED AVERAGE SHARES OUTSTANDING	15,421	15,195	15,380	15,190

Diluted income (loss) per common share
Income (loss) from continuing operations	$(.61)	$(.54)	$(.85)	$.04
Income (loss) from discontinued operations	.03	(.01)	.04	(.03)
Gain on disposition of discontinued operations	.01	-	.01	-
Diluted income (loss) per common share	$(.57)	$(.55)	$(.80)	$.01

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,421	15,195	15,380	15,302

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Nine Months Ended September 30,
	2008	2007
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income (loss)	$(12,369)	$108
Adjustments to reconcile net income to net change in cash from operating activities:
(Gain) loss from discontinued operations	(541)	554
(Gain) loss on disposition of discontinued operations	(167)	-
Amortization of deferred acquisition costs	4,828	4,594
Net realized investment (gains) losses	32,111	(1,473)
Equity income from AMIC and other equity method investments	(1,616)	(726)
Depreciation and amortization	3,964	3,521
Share-based compensation expenses	1,026	1,163
Deferred tax (benefit)	(11,470)	(863)
Other	(1,780)	646
Changes in assets and liabilities:
Net sales of trading securities	486	516
Change in insurance liabilities	(11,870)	30,819
Additions to deferred acquisition costs, net	(2,730)	(3,315)
Change in net amounts due from and to reinsurers	1,790	(11,707)
Change in premium and claim funds	(644)	(4,583)
Change in income tax liability	1,427	(6,224)
Change in due and unpaid premiums	7,221	(37,306)
Change in other assets	(555)	(3,402)
Change in other liabilities	(5,771)	13,065
Net change in cash from operating activities of continuing operations	3,340	(14,613)
Net change in cash from operating activities of discontinued operations	(16,396)	(754)
Net change in cash from operating activities	(13,056)	(15,367)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	9,588	3,015
Net (purchases) proceeds of short-term investments	3,254	(678)
Net (purchases) sales of securities under resale and repurchase agreements	(14,643)	50,044
Sales of equity securities	52,752	47,388
Purchases of equity securities	(44,535)	(82,590)
Sales of fixed maturities	370,424	183,652
Maturities and other repayments of fixed maturities	56,372	37,758
Purchases of fixed maturities	(534,879)	(227,438)
Sales of other investments	-	13,334
Additional investments in other investments, net of distributions	4,810	(4,092)
Cash paid in acquisitions of companies, net of cash acquired	(998)	(9,034)
Cash received in acquisitions of policy blocks	57,279	-
Investment in AMIC	(1,401)	-
Change in notes and other receivables	(1,258)	(1,692)
Other	(5,143)	(1,278)
Net change in cash from investing activities	(48,378)	8,389

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,401	-
Repurchases of common stock	-	(398)
Repayment of long-term debt	(2,500)	(2,500)
Exercises of common stock options	173	309
Excess tax (expense) benefit from exercise of stock options	(363)	48
Proceeds (withdrawals) of investment-type insurance contracts	(33)	1,223
Dividends paid	(768)	(760)
Net change in cash from financing activities	(2,090)	(2,078)

Net change in cash and cash equivalents	(63,524)	(9,056)
Cash and cash equivalents, beginning of year	72,823	17,543

Cash and cash equivalents, end of period	$9,299	$8,487

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are collectively referred to as the "Company." At September 30, 2008, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”), several MGUs and controlling interests in two agencies.

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007. Amounts in prior years have been restated on the Condensed Consolidated Financial Statements and Notes thereto in order to present the credit life and disability segment as discontinued operations.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 53% of IHC's outstanding common stock at September 30, 2008.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

 Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2008 presentation, primarily for the results of discontinued operations.

(D)

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In September 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP FAS 133-1 and FIN 45-4"). FSP FAS 133-1 and FIN 45-4 expands the disclosure requirements of SFAS 133 for sellers of credit derivatives and hybrid instruments that have embedded credit derivatives to include (a) the nature of the credit derivative, including the approximate term, the reasons for entering into the credit derivative and the events or circumstances that would require the seller to perform under the credit derivative and the current status of the payment/performance risk of the credit derivative, (b) the maximum potential amount of future payments (undiscounted) the seller could be required to make under the credit derivative, (c) the fair value of the credit derivative, and (d) the nature of (1) any recourse provisions that would enable the seller to recover from third parties any of the amounts paid under the credit derivative, and (2) any assets held either as collateral or by third parties that, upon the occurrence of any specified triggering event or condition, the seller can obtain and liquidate to recover all or a portion of the amounts paid under the credit derivative. With respect to hybrid instruments that have an embedded credit derivative, the seller shall disclose the required information for the entire hybrid instrument, not just the embedded derivative. Disclosure requirements of Interpretation 45 were expanded to include the current status of the payment/performance risk of the guarantee. FSP FAS 133-1 and FIN 45-4 shall be effective for annual or interim periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FSP FAS 133-1 and FIN 45-4 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, “Earnings per Share”. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of FSP EITF No. 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP 142-3 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-2, "Effective Date of FASB Statement No. 157", amends SFAS 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The delayed effective date applies to all non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

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

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2007, Standard Security Life and Madison National Life ceded to Independence American an average of 23% of their medical stop-loss business, 10% of certain of their fully insured health business and 20% of their New York Statutory Disability business. IHC owned 49.7% and 48% of AMIC's outstanding common stock at September 30, 2008 and December 31, 2007, respectively, which was purchased in various transactions from 2002 through 2008. During the first quarter of 2008, IHC purchased 165,656 shares of AMIC stock at $8.46 per share, and recorded negative goodwill of $248,000. IHC accounts for its investment in AMIC under the equity method. At September 30, 2008 and December 31, 2007, IHC's investment in AMIC had a total carrying value of $46,409,000 and $44,945,000, respectively, including goodwill of $4,222,000 and $4,470,000, respectively. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates. At September 30, 2008 and December 31, 2007, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $28,703,000 and $36,758,000, respectively.

For the three months ended September 30, 2008 and 2007, IHC recorded $297,000 and $(696,000), respectively, of equity income(loss) from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. IHC's equity income for the nine months ended September 30, 2008 and 2007 was $1,087,000 and $401,000, respectively. AMIC paid no dividends on its common stock in the three-month and nine-month periods ended September 30, 2008 and 2007.

IHC and its subsidiaries earned $203,000 and $188,000 for the quarters ended September 30, 2008 and 2007, respectively, and $616,000 and $568,000 for the nine months ended September 30, 2008 and 2007, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $13,209,000 and $16,226,000 for the three months ended September 30, 2008 and 2007, respectively, and $44,005,000 and $52,381,000 for the nine months ended September 30, 2008 and 2007, respectively.  Benefits to policyholders on business ceded to AMIC were $9,445,000 and $14,084,000, in the third quarter of 2008 and 2007, respectively, and $30,561,000 and $39,217,000 for the nine months ended September 30, 2008 and 2007, respectively.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC. IHC recorded net commission expense of $913,000 and $995,000 in the third quarter of 2008 and 2007, respectively, and $2,799,000 and $3,069,000 for the nine months ended September 30, 2008 and 2007, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $18,457,000 and $19,263,000; Other assets $4,703,000 and $6,592,000; and Other liabilities $140,000 and $242,000.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations are 112,000 shares for the nine months ended September 30, 2007 from the assumed exercise of options and vesting of restricted stock, using the treasury stock method. For the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008, such shares were deemed anti-dilutive. Net income does not change as a result of the assumed dilution.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	September 30, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$213,226	$191	$(24,787)	$188,630
CMOs and ABS (1)	145,206	61	(11,996)	133,271
U.S. Government obligations	6,423	100	(19)	6,504
Agency MBS (2)	52,106	149	(134)	52,121
GSEs (3)	10,025	-	(322)	9,703
States and political subdivisions	301,741	160	(25,063)	276,838

Total fixed maturities	$728,727	$661	$(62,321)	$667,067

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$9,892	$184	$(31)	$10,045
Preferred stock	68,538	12	(17,190)	51,360

Total equity securities	$78,430	$196	$(17,221)	$61,405

	December 31, 2007
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$273,186	$623	$(10,609)	$263,200
CMOs and ABS (1)	166,449	333	(4,501)	162,281
U.S. Government obligations	6,284	146	-	6,430
Agency MBS (2)	40,039	293	(202)	40,130
GSEs (3)	86,741	203	(1,059)	85,885
States and political subdivisions	54,088	453	(561)	53,980

Total fixed maturities	$626,787	$2,051	$(16,932)	$611,906

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$19,479	$416	$(1,567)	$18,328
Preferred stock	91,883	204	(11,919)	80,168

Total equity securities	$111,362	$620	$(13,486)	$98,496

(1)

Collateralized mortgage obligations (“CMO”) and asset-backed securities (“ABS”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSE”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The following tables summarize, for all securities in an unrealized loss position at September 30, 2008 and December 31, 2007, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2008	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$67,014	$9,708	$113,349	$15,079	$180,363	$24,787
CMO and ABS (1)	70,997	4,563	46,333	7,433	117,330	11,996
U.S. Government obligations	3,528	19	-	-	3,528	19
Agency MBS (2)	25,674	66	6,838	68	32,512	134
GSE (3)	2,949	56	6,754	266	9,703	322
States and political
subdivisions	232,358	23,833	9,332	1,230	241,690	25,063
Total fixed maturities	402,520	38,245	182,606	24,076	585,126	62,321
Common stock	613	31	-	-	613	31
Preferred stock-perpetual	27,536	11,415	2,335	525	29,871	11,940
Preferred stock-other	11,772	4,600	4,408	650	16,180	5,250
Total temporarily
impaired securities	$442,441	$54,291	$189,349	$25,251	$631,790	$79,542

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$35,545	$1,244	$165,054	$9,365	$200,599	$10,609
CMO and ABS (1)	55,745	1,795	81,953	2,706	137,698	4,501
Agency MBS (2)	-	-	16,441	202	16,441	202
GSE (3)	1,402	20	41,621	1,039	43,023	1,059
States and political
subdivisions	16,126	427	5,571	134	21,697	561
Total fixed maturities	108,818	3,486	310,640	13,446	419,458	16,932
Common stock	10,177	1,484	500	83	10,677	1,567
Preferred stock-perpetual	42,816	9,193	3,370	346	46,186	9,539
Preferred stock-other	19,382	1,665	3,597	715	22,979	2,380
Total temporarily
impaired securities	$181,193	$15,828	$318,107	$14,590	$499,300	$30,418

Substantially all of the unrealized losses at September 30, 2008 and December 31, 2007 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At September 30, 2008, the Company had $33.0 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA. Of this amount, 41.4% were in CMOs that originated in 2005 or earlier and 58.6% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The unrealized loss for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.  Some of these financial institutions have exposure to sub-prime mortgages.  The unrealized loss for CMO and ABS securities is primarily attributable to Alt-A mortgages as described above.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.

At September 30, 2008 and December 31, 2007, a total of 117 and 73 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 70 and 82 securities, respectively, had continuous unrealized losses for 12 months or longer. The Company only has one non-performing fixed maturity investment at September 30, 2008 amounting to $.7 million or .1% of the total carrying value of fixed maturities.

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. If a decline in fair value is judged by management to be other- than-temporary, a loss is recognized by a charge to net realized investment gains (losses) in the Condensed Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. Based on management’s review of the portfolio, which considered these factors, the Company recorded a loss for other-than-temporary impairments of $15,783,000 and $33,256,000 in the three months and nine months ended September 30, 2008, respectively. The loss for the three and nine months ended September 30, 2008 represents a loss on investment grade preferred stocks of financial institutions, fixed maturities (primarily Alt-A securities) and common stocks that the Company determined to be other than temporary due to the severity of the decrease in fair value and length of time that these securities were in a loss position. For the three months and nine months ended September 30, 2007 the Company did not record any losses for other-than-temporary impairments.

Net realized investment gains (losses) for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized investment gains (losses):
Fixed maturities	$63	$(85)	$805	$(682)
Common stock	(1,750)	364	(846)	1,203
Preferred stock	(3)	-	708	346
	(1,690)	279	667	867

Other than temporary impairments:
Fixed maturities	(8,679)	-	(8,679)	-
Common stock	(2,316)	-	(4,454)	-
Preferred stock	(4,788)	-	(20,123)	-
	(15,783)	-	(33,256)	-

Trading and other gains (losses)	62	201	516	539
IHC stock puts/call	273	(9)	(38)	67

Net realized investment gains (losses)	$(17,138)	$471	$(32,111)	$1,473

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

When available, we use quoted market prices to determine fair value and classify such items in Level 1. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets and classify such items in Level 2.  When there are limited or inactive trading markets, we use industry–standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information.  These items are classified in Level 3.  Further, we retain independent pricing vendors to assist in valuing certain instruments.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value.

Investments in fixed maturities and equity securities:

Investments included in Level 1 are primarily government, agency mortgage-backed securities, certain government sponsored enterprises ("GSEs") and equities with quoted market prices. Level 2 is primarily comprised of our portfolio of corporate fixed income securities, collateralized mortgage obligations, asset-backed securities, municipals and certain GSEs and certain preferred stocks that were priced with observable market inputs.  Level 3 securities consist of CMO and ABS securities, primarily Alt-A mortgages.

Other:

The other financial liability included in Level 2 consists of an interest rate swap on IHC debt.  It is  valued using market observable inputs including market price, interest rate, and volatility within a Black Scholes model.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities	$67,108	$580,943	$19,016	$667,067
Equity securities	59,304	2,101	-	61,405

FINANCIAL LIABILITIES:
Other		177	-	177

Inputs for $19,016,000 of fixed maturity securities that were observable during the second quarter of 2008 were unobservable at September 30, 2008 as a result of limited or inactive markets. As of September 30, 2008 these securities were transferred out of Level 2 and into the Level 3 category.

Note 6.

Goodwill and Other Intangible Assets

  The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first nine months of 2008 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2007	$51,695	$17,584
Purchase AMIC Shares	(248)	-
Majestic acquisition	884	88
Capitalized software development	-	487
Amortization expense	-	(2,158)

Balance at September 30, 2008	$52,331	$16,001

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

Note 7.

Discontinued Operations

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  The transaction closed in February 2008 with a payment of $10,940,000, representing the net statutory unearned premium reserve as of December 31, 2007 less a ceding fee of $8,820,000. In accordance with the terms of the coinsurance agreement, the Company continued to administer this block of business through June 30, 2008. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $14,118,000 and $15,742,000 are included in the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively.

During the three months and nine months ended September 30, 2008, the Company recorded income from discontinued operations of $541,000, net of $290,000 of income taxes, which represents expenses and changes in claims and reserves related to the insurance liabilities (currently in run-off status) for claims incurred prior to the sale on December 31, 2007. The Company also recorded a gain on the disposition of discontinued operations in the three months and nine months ended September 30, 2008 amounting to $167,000, net of $90,000 of income taxes, representing an adjustment to the initial ceding fee.

Changes in the liabilities related to discontinued operations for the nine months ended September 30, 2008 were as follows (in thousands):

	Claims	Accrued	Termination	Due to
	Liability	Expenses	Benefits	Reinsurer	Total

Balance at beginning of year	$9,103	$1,931	$589	$10,940	$22,563

Cash settlements of sale
transaction	-	-	-	(10,683)	(10,683)

Gain on disposition of
discontinued operations:
Ceding fee adjustment	-	-	-	(257)	(257)

Income from discontinued
operations:
Changes in claims and
reserves related to block
in run-off	(1,998)	-	-	-	(1,998)
Expenses incurred related
to block in run-off	-	1,167	-	-	1,167
					(831)
Payments of expenses accrued
to administer the business
sold	-	(3,047)	(261)	-	(3,308)

Claim payments related
to block in run-off	(2,406)	-	-	-	(2,406)

Balance at September 30, 2008	$4,699	$51	$328	$-	$5,078

The Company believes that the net liabilities of discontinued operations at September 30, 2008 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

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

Note 9.

Share-Based Compensation

Total share-based compensation expense was $381,000 and $366,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,026,000 and $1,163,000 for the nine months ended September 30, 2008 and 2007, respectively. Related tax benefits of $152,000 and $146,000 were recognized for the three months ended September 30, 2008 and 2007, respectively, and $409,000 and $464,000 for the nine months ended September 30, 2008 and 2007, respectively.

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciated rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period.  The SARs have an exercise price equal to the quoted market price of the underlying shares at the date of the grant and have three year vesting periods. There were 745,038 shares available for future option or restricted stock grants under the shareholder-approved plans at September 30, 2008.  All of these available shares relate to the Company’s 2006 Stock Incentive Plan that was approved by shareholders in June 2006.

 The Company’s stock option activity for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2007	839,310	$17.56
Granted	225,000	10.99
Exercised	(291,800)	11.29
September 30, 2008	772,510	18.01

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2008:

	Outstanding	Exercisable

Number of options	772,510	439,501
Weighted average exercise price per share	$18.01	$20.82
Aggregate intrinsic value for all options	$140,000	$19,000
Weighted average contractual term remaining	2.5 years	1.5 years

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. The weighted average grant-date fair value of options granted during the first nine months of 2008 and 2007 was $3.44 and $6.51 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the nine month period ended September 30:

	2008	2007

Weighted-average risk-free interest rate	2.21	4.44%
Annual dividend rate per share	$.05	$.05
Weighted-average volatility factor of the Company's common stock	36.6	30.3%
Weighted-average expected term of options	4.5 years	4.5 years

Compensation expense of $240,000 and $176,000 was recognized in the three months ended September 30, 2008 and 2007, respectively, and $668,000 and $660,000 in the nine months ended September 30, 2008 and 2007, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised in the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company received cash proceeds of $173,000 upon the exercise of 15,608 options with an intrinsic value of $31,000. In addition, another 276,192 options were exercised and, pursuant to the terms of the Company’s applicable stock option plans, payments were made equal to the difference between the fair value of such shares, with respect to the options at such exercise date, and the aggregate option strike price. The intrinsic value of such totaled $640,000 and the payments were made in the form of IHC common stock totaling 29,486 shares after deducting applicable income taxes. The total intrinsic value of options exercised during the three-month and the nine-month periods ended September 30, 2007 was $141,000 and $268,000, respectively. Cash proceeds received from those options exercised during the three months and nine months ended September 30, 2007 were $178,000 and $309,000, respectively.

The Company issued 2,250 and 7,050 restricted stock awards during the nine months ended September 30, 2008 and 2007, respectively, with weighted-average grant-date fair values of $12.26 and $20.67 per share, respectively. The total fair value of restricted stock that vested during the first nine months of 2008 and 2007 was $223,000 and $372,000, respectively. Restricted stock expense was $99,000 and $102,000, for the three months ended September 30, 2008 and 2007, respectively, and $299,000 and $294,000 for the nine months ended September 30, 2008 and 2007, respectively.

The following table summarizes restricted stock activity for the nine months ended September 30, 2008:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2007	38,329	$21.89
Granted	2,250	12.26
Vested	(18,476)	21.90
Forfeited	(334)	22.55
September 30, 2008	21,769	20.87

As of September 30, 2008, there was $1,080,000 and $236,000 of total unrecognized compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which will be recognized over the remaining requisite weighted-average service periods of 1.4 years and .9 years, respectively.

The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement No SARs were exercised in the three months and nine months ended September 30, 2008 or 2007. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. No share-based liabilities were paid in the three months ended September 30, 2008. The intrinsic value of share-based liabilities paid in the three months ended September 30, 2007 was $26,000.The intrinsic value of share-based liabilities paid in the nine months ended September 30, 2008 and 2007 were $70,000 and $101,000, respectively. Included in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 are liabilities of $128,000 and $138,000, respectively, pertaining to SARs and other shared-based performance awards.

Note 10.

Debt

On August 22, 2008, the Company made a $2,500,000 principal repayment on its outstanding line of credit with a commercial bank reducing both the outstanding balance and the available credit line from $12,500,000 to $10,000,000 in accordance with the terms of the credit agreement, as amended.

Note 11.

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

The total deferred tax asset included in other assets on the Condensed Consolidated Balance Sheet at September 30, 2008 and December 31, 2007 was $28,320,000 and $901,000, respectively. The portion of the deferred income tax benefit for the nine months ended September 30, 2008 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $16,255,000 representing the increase in the related net deferred tax asset allocated to stockholders' equity to $25,281,000 at September 30, 2008 from $9,026,000 at December 31, 2007. The Company has certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on its deferred tax assets.

Note 12.

Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes, net of refunds, were $1,016,000 and $6,153,000 for the nine months ended September 30, 2008 and 2007, respectively. Cash payments for interest were $2,755,000 and $3,020,000 for the nine months ended September 30, 2008 and 2007, respectively.

Note 13.

Acquisition of a Policy Block

Effective April 1, 2008 Madison National Life acquired a block of life insurance and annuity policies by entering into a coinsurance agreement with an unaffiliated insurer, whereby Madison National Life assumes 25% of the business covered under the agreement. Under the terms of acquisition, Madison National Life assumed administration of the policies on November 1, 2008.

A summary of the policy block acquired by the Company as of the effective date is as follows (in thousands):

Liabilities:
Insurance reserves - life	$33,461
Funds on deposit	32,251
Other policyholders' reserves	3,422
Other	27
69,161

Non-cash assets:
Deferred acquisition costs	8,850
Other investments (policy loans)	2,971
Due and unpaid premiums	61
11,882

Cash received	$57,279

Note 14.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs). The comprehensive income (loss) for the three months and nine months ended September 30, 2008 and 2007 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(8,748)	$(8,423)	$(12,369)	$108
Unrealized gains (losses) arising
during the period, net of income taxes	(22,767)	1,337	(29,163)	(3,136)

Comprehensive income (loss)	$(31,515)	$(7,086)	$(41,532)	$(3,028)

Note 15.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and nine months ended September 30, 2008 and 2007 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Medical Stop-Loss (A)	$39,930	$46,017	$125,675	$129,743
Fully Insured Health (B)	29,452	28,102	92,958	84,426
Group disability, life, annuities and DBL (C)	14,086	12,646	43,291	41,084
Individual life, annuities and other	15,823	13,939	47,259	46,289
Corporate	(219)	(610)	(1,402)	486
	99,072	100,094	307,781	302,028
Net realized investment gains (losses)	(17,138)	471	(32,111)	1,473

Revenues	$81,934	$100,565	$275,670	$303,501

Income (Loss) Before Income Taxes:
Medical Stop-Loss (A)	$714	$(10,773)	$4,174	$(2,870)
Fully Insured Health(B) (D)	(553)	(794)	1,768	(1,353)
Group disability, life, annuities and DBL (C)	2,695	655	6,553	4,009
Individual life, annuities and other	837	807	4,942	6,702
Corporate	(947)	(2,413)	(4,500)	(4,312)
	2,746	(12,518)	12,937	2,176
Net realized investment gains (losses)	(17,138)	471	(32,111)	1,473
Interest expense	(900)	(1,051)	(2,795)	(3,169)

Income (loss) from continuing
operations before income taxes	$(15,292)	$(13,098)	$(21,969)	$480

(A)

The amount includes equity income from AMIC of $223,000 and $(432,000) for the three months ended September 30, 2008 and 2007, respectively, and $848,000 and $249,000 for the nine months ended September 30, 2008 and 2007, respectively.

(B)

The amount includes equity income from AMIC of $54,000 and $(216,000) for the three months ended September 30, 2008 and 2007, respectively, and $174,000 and $(216,000) for nine months ended September 30, 2008 and 2007, respectively.

(C)

The amount includes equity income from AMIC of $20,000 and $(48,000) for the three months ended September 30, 2008 and 2007, respectively, and $65,000 and $28,000 for nine months ended September 30, 2008 and 2007, respectively.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $671,000 and $736,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,039,000 and $2,122,000 for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense for the other segments is insignificant.

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

The following is a summary of key performance information and events:

The results of operations for the three months and nine months ended September 30, 2008 and 2007 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$81,934	$100,565	$275,670	$303,501
Expenses	97,226	113,663	297,639	303,021

Income (loss) from continuing operations
before income taxes (benefit)	(15,292)	(13,098)	(21,969)	480
Income taxes (benefit)	(5,836)	(4,820)	(8,892)	(182)

Income (loss) from continuing operations	(9,456)	(8,278)	(13,077)	662

Discontinued operations:
Income (loss) from discontinued operations	541	(145)	541	(554)
Gain on disposition of discontinued operations	167	-	167	-

Net income (loss)	$(8,748)	$(8,423)	$(12,369)	$108

•

Loss from continuing operations of $9.5 million, or $.61 per share, diluted, for the three months ended September 30, 2008 compared to a loss of $8.3 million, or $.54 per share, diluted, for the three months ended September 30, 2007. Loss from continuing operations of $13.1 million, or $.85 per share, diluted, for the nine months ended September 30, 2008 compared to income of $.7 million, or $.04 per share, diluted, for the nine months ended September 30, 2007. The loss in 2008 is primarily attributable to $15.8 million and $33.3 million of pre-tax losses recorded in the three months and nine months ended September 30, 2008, respectively, from other-than-temporary impairments due to the write down in value of preferred stocks of certain financial institutions, fixed maturities (primarily Alt-A securities) and common stocks. The loss in 2007 is primarily attributable to reserve strengthening of $14.9 million, before income taxes, or $10.5 after taxes, in the Medical Stop-Loss segment as more fully described in the Reserve Strengthening discussion under Results of Operations for the three months ended September 30, 2007;

•

Consolidated investment yields of 5.3% and 5.0% for the three months and nine months ended September 30, 2008 compared to 5.2% and 5.4% for the comparable periods in 2007. The decrease in the nine-month yields is primarily a result of losses from investment partnerships in 2008;

•

Revenues of $81.9 million and $275.7 million for the three months and nine months ended September 30, 2008, respectively, representing decreases of 18.5% and 9.2% over the respective three-month and nine-month periods in 2007. The decrease is primarily the result of realized losses from other than temporary impairments;

•

Book value of $11.90 per common share; a 18.7% decrease from December 31, 2007, primarily reflecting net realized and unrealized losses on securities;

•

Effective April 1, 2008, acquired a block of life insurance policies with approximately $65.7 million of life reserves. The block consists of approximately $33.4 million of older, traditional life reserves and $32.3 million of annuity reserves. Under the terms of the acquisition, Madison National Life assumed administration of the policies on November 1, 2008;

•

Effective April 1, 2008, increased the Company's controlling interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss MGU, to 77% with the purchase of an additional 14.7% interest from a retired senior officer;

•

Income from discontinued operations of $.5 million, net of taxes, is primarily a result of an adjustment to the credit claim reserve for claims prior to December 31, 2007; and

•

Income from the disposition of discontinued operations is a result of the final settlement on the sale of the credit segment, net of taxes.

The following is a summary of key performance information by segment:

•

Income before taxes from the Medical Stop-Loss segment increased $11.5 million for the three months ended September 30, 2008 compared to the same period in 2007 and $7.1 million for the nine months ended September 30, 2008 compared to the same period in 2007. The third quarter results for 2007 include a $14.9 million charge for Reserve Strengthening as more fully discussed under the Results of Operation for the Three Months Ended September 30, 2007;

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Medical Stop-Loss segment is as follows for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Premiums Earned	$38,124	$44,535	$120,745	$124,777
Insurance Benefits, Claims & Reserves	28,909	44,321	88,755	99,075
Expenses	9,642	11,659	30,532	30,962

Loss Ratio(A)	75.8%	99.5%	73.5%	79.4%
Expense Ratio (B)	25.3%	26.2%	25.3%	24.8%
Combined Ratio (C)	101.1%	125.7%	98.8%	104.2%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported a loss before taxes of $.6 million for the three months ended September 30, 2008 as compared to a loss of $.8 million for the comparable period in 2007, and income before taxes of $1.8 million for the nine months ended September 30, 2008 as compared to a loss of $1.4 million for the nine months ended September 30, 2007. Included in the nine month results of 2007 is $1.3 million of adverse development recorded in 2007 on premiums earned in 2006 on certain fully insured programs. The loss ratio on the fully insured business decreased due to an increase in volume in the dental and student accident lines which have higher profit margins, improved margins in our short term medical business, and improved margins in our small group major medical line. The expense ratio is higher due to a greater portion of higher-commission lines of business;

o

Premiums earned from this segment have increased $2.5 million and $8.2 million for the three months and nine months ended September 30, 2008, respectively, over the comparable periods in 2007.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment for the three months and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Premiums Earned	$19,977	$17,501	$61,726	$53,457
Insurance Benefits, Claims & Reserves	13,083	12,654	39,544	38,565
Expenses	5,871	4,081	17,459	12,871

Loss Ratio	65.5%	72.3%	64.0%	72.1%
Expense Ratio	29.4%	23.3%	28.3%	24.1%
Combined Ratio	94.9%	95.6%	92.3%	96.2%

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $2.0 million and $2.6 million for the three months and nine months ended September 30, 2008, respectively, compared to 2007 primarily due to a refund of DBL premiums in 2007 and lower claims in 2008;

•

Income before taxes from the Individual life, annuities and other segment remained flat for the three months ended September 30, 2008 and decreased $1.8 million for the nine months ended September 30, 2008, compared to the prior year. Prior year results include $.9 million of other income due to adjustments in settlement of a reinsurance agreement;

•

Loss before taxes from the Corporate segment decreased $1.5 million for the three months ended September 30, 2008 due to lower expenses and increased $.2 million for the nine months ended September 30, 2008 compared to the prior year due to losses from partnership income slightly offset by lower expenses;

•

Net realized investment losses were $17.1 million and $32.1 million for the three months and nine months ended September 30, 2008, respectively, compared to net realized investment income of $.5 million and $1.5 million for the comparable periods in 2007. Included in realized losses for the three months and nine months ended September 30, 2008 are $15.8 million and $33.3 million from other than temporary impairments primarily due to the write down in value of preferred stocks of certain financial institutions, fixed maturities (primarily Alt-A securities) and common stocks due to the severity of the decrease in fair value and length of time that these securities were in a loss position;

•

Premiums by principal product for the three months and nine months ended 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Gross Direct and Assumed
Earned Premiums:	2008	2007	2008	2007

Medical Stop-Loss	$60,978	$73,109	$194,363	$210,586
Fully Insured Health	49,205	48,963	152,463	159,402
Group disability, life, annuities and DBL	18,962	17,537	58,521	58,079
Individual, life, annuities and other	7,860	7,103	24,265	23,016

	$137,005	$146,712	$429,612	$451,083

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Net Premiums Earned:	2008	2007	2008	2007

Medical Stop-Loss	$38,124	$44,535	$120,745	$124,777
Fully Insured Health	19,977	17,501	61,726	53,457
Group disability, life, annuities and DBL	11,436	9,810	35,109	32,781
Individual, life, annuities and other	7,395	6,411	22,690	20,972

	$76,932	$78,257	$240,270	$231,987

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, and Investments as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  During the nine months ended September 30, 2008, there were no additions to or changes in the critical accounting policies disclosed in the 2007 Form 10-K.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Loss from continuing operations was $9.5 million, or $.61 per share, diluted, for the three months ended September 30, 2008, an increase of $1.2 million compared to loss from continuing operations of $8.3 million, or $.54 per share, diluted, for the three months ended September 30, 2007. The Company's loss from continuing operations before taxes increased $2.2 million to a loss of $15.3 million for the three months ended September 30, 2008 from $13.1 million for the three months ended September 30, 2007. Information by business segment for the three months ended September 30, 2008 and 2007 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$38,124	1,304	223	279	28,909	-	10,307	$714
Fully Insured Health	19,977	226	54	9,195	13,083	12	16,910	(553)
Group disability,
life, annuities
and DBL	11,436	2,540	20	90	7,290	38	4,063	2,695
Individual life,
annuities and other	7,395	8,036	-	392	10,189	1,369	3,428	837
Corporate	-	(219)	-	-	-	-	728	(947)
Sub total	$76,932	$11,887	$297	$9,956	$59,471	$1,419	$35,436	2,746

Net realized investment losses								(17,138)
Interest expense								(900)
Loss from continuing operations before income taxes								(15,292)
Income tax benefits								(5,836)
Loss from continuing operations								(9,456)
Income from discontinued operations								541
Gain on disposition of discontinued operations								167
	Net loss							$(8,748)

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$44,535	1,482	(432)	432	44,321	-	12,469	$(10,773)
Fully Insured Health	17,501	176	(216)	10,641	12,654	48	16,194	(794)
Group disability,
life, annuities
and DBL	9,810	2,781	(48)	103	8,420	36	3,535	655
Individual life,
annuities and
other	6,411	7,173	-	355	8,803	1,592	2,737	807
Corporate		(610)	-				1,803	(2,413)
Sub total	$78,257	$11,002	$(696)	$11,531	$74,198	$1,676	$36,738	(12,518)

Net realized investment gains								471
Interest expense								(1,051)
Loss from continuing operations before income taxes								(13,098)
Income tax benefits								(4,820)
Loss from continuing operations								(8,278)
Loss from discontinued operations								(145)
	Net loss							$(8,423)

Premiums Earned

Total premiums earned decreased $1.4 million to $76.9 million in the third quarter of 2008 from $78.3 million in the comparable period of 2007. The decrease is primarily due to: (i) the Medical Stop-Loss segment which decreased $6.5 million primarily due to stricter underwriting guidelines and reduced production sources in 2008; offset by (ii) the Fully Insured Health segment which had a $2.5 million increase in premiums in the third quarter of 2008 compared to the third quarter of 2007, comprised primarily of: (a) a $1.5 million increase in student accident premiums as a result of new programs, (b) a $1.3 million increase in dental premiums as a result of continuing growth, (c) an increase of $.5 million in the small group business primarily from increased retention in assumed major medical business, offset by (d) a decrease of $.9 million in short-term medical premiums primarily due to lower production caused in part by an increase in rates; (iii) an increase of $1.6 million in group disability, life, annuities and DBL segment primarily due to lower premiums in the prior year resulting from a refund of DBL premiums in 2007 as Standard Security Life experienced loss ratios below mandated minimums in this line of business; and (iv) a $1.0 million increase in the individual life, annuities and other segment primarily as a result of the recent acquisition of a block of life and annuity business.

Net Investment Income

Total net investment income increased $.9 million compared to the same period in 2007. The overall investment yields were 5.3% and 5.2% in the third quarter of 2008 and 2007, respectively. Income from partnerships was $.5 million higher in the third quarter of 2008 compared to the same period in 2007.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments, and other-than-temporary impairments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. Included in the net realized investment gains (losses) for the three months ended September 30, 2008 are $15.8 million of other than temporary impairments primarily due to the write down in value of preferred stocks of certain financial institutions, fixed maturities (primarily Alt-A securities) and common stocks due to the severity of the decrease in fair value and length of time that these securities were in a loss position.

Fee Income and Other Income

Fee income decreased $1.6 million to $9.4 million in the third quarter of 2008 from $11.0 million in the comparable period of 2007 primarily due to a decrease in administrative fees earned by the Fully Insured Health segment as a result of decreases in gross premiums from the short–term medical and small group lines of business.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves decreased $14.7 million. The decrease is due to: (i) a decrease of $15.4 million in the Medical Stop-Loss segment, primarily resulting from a $14.9 million charge, before income taxes, in the third quarter of 2007 for reserve strengthening in addition to decreased production in 2008; (ii) a decrease of $1.1 million in the group disability, life, annuities and DBL segment primarily as a result of lower loss ratios in the DBL and group term life lines of business; (iii) an increase of $1.4 million in the individual life, annuities and other segment, resulting from the recent acquisition of a block of life and annuity policies in the second quarter of 2008; and (iv) an increase of $.4 million in the Fully Insured Health segment primarily resulting from increases in dental ($.9 million) and student accident ($.7 million) lines which correspond to premium growth, partially offset by a decrease in the short-term medical ($1.1 million) line due to improved loss ratios in this line and a decrease in premiums.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased slightly in the third quarter of 2008 primarily as a result of decreases from blocks of business in run-off partially offset by an increase from the recent acquisition of a block of life and annuity policies.

Interest Expense on Debt

Interest expense decreased $.2 million, primarily due to a $2.5 million decrease in outstanding debt under a line of credit in both the third quarter of 2007 and the third quarter of 2008. In addition, the interest rate on $12.4 million of floating rate junior subordinated debt averaged 6.8% in the third quarter of 2008 as compared to 9.5% during the third quarter of 2007.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $1.3 million in the third quarter of 2008 compared to the third quarter of 2007. The decrease is primarily due to (i) a $2.2 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a lower level of premiums earned; (ii) a $1.1 million decrease in corporate overhead expenses (primarily employee benefits, bonus and audit expenses); offset by (iii) an increase of $.7 million in commission and administrative expenses in the Fully Insured Health segment largely due to increased profit commissions in the small group line as a result of improved loss ratios; (iv) an increase of $.5 million in the group disability, life, annuities and DBL expenses resulting from a higher level of premiums; and (v) an increase of $.7 million in commission and administrative expenses in the individual life, annuities and other segment due to increased volume from the recent acquisition of a block of life and annuity policies.

Income Taxes

Income tax benefits increased $1.0 million resulting in a tax benefit of $5.8 million for the quarter ended September 30, 2008 compared to a tax benefit of $4.8 million for the third quarter of 2007 primarily due to an increase in the pre-tax loss.  The effective tax rates were 37.9% for the third quarter of 2008 and 36.6% for the third quarter of 2007. The difference in the effective tax rates is primarily attributable to higher tax benefits derived from dividend-received deductions ("DRDs") and tax exempt interest in the third quarter of 2008 compared to the third quarter of 2007.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Loss from continuing operations was $13.1 million, or $.85 per share, diluted, for the nine months ended September 30, 2008, a decrease of $13.8 million compared to income from continuing operations of $.7 million, or $.04 per share, diluted, for the nine months ended September 30, 2007. The Company's income from continuing operations before taxes decreased $22.4 million to a loss of $21.9 million for the nine months ended September 30, 2008 from income of $.5 million for the nine months ended September 30, 2007.  Information by business segment for the nine months ended September 30, 2008 and 2007 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$120,745	3,014	847	1,069	88,755	-	32,746	$4,174
Fully Insured Health	61,726	656	175	30,401	39,544	90	51,556	1,768
Group disability,
life, annuities
and DBL	35,109	7,854	65	263	24,407	111	12,220	6,553
Individual life,
annuities and
other	22,690	23,569	-	1,000	29,164	4,627	8,526	4,942
Corporate	-	(1,405)	-	3	-	-	3,098	(4,500)
Sub total	$240,270	$33,688	$1,087	$32,736	$181,870	$4,828	$108,146	12,937

Net realized investment gains								(32,111)
Interest expense								(2,795)
Loss from continuing operations before income taxes								(21,969)
Income tax benefits								(8,892)
Loss from continuing operations								(13,077)
Income from discontinued operations								541
Gain on disposition of discontinued operations								167
	Net loss							$(12,369)

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$124,777	3,370	249	1,347	99,075	-	33,538	$(2,870)
Fully Insured Health	53,457	444	124	30,401	38,565	185	47,029	(1,353)
Group disability,
life, annuities
and DBL	32,781	7,964	28	311	25,949	105	11,021	4,009
Individual life,
annuities and
other	20,972	22,854	-	2,463	28,152	4,304	7,131	6,702
Corporate	-	486	-	-	-	-	4,798	(4,312)
Sub total	$231,987	$35,118	$401	$34,522	$191,741	$4,594	$103,517	2,176

Net realized investment gains								1,473
Interest expense								(3,169)
Income from continuing before income taxes								480
Income tax benefits								(182)
Income from continuing operations								662
Loss from discontinued operations								(554)
	Net income							$108

Premiums Earned

Total premiums earned grew $8.3 million to $240.3 million in the first nine months of 2008 from $232.0 million in the comparable period of 2007. The increase is primarily due to: (i) the Fully Insured Health segment which had an $8.2 million increase in premiums in the first nine months of 2008 compared to the first nine months of 2007, comprised primarily of: (a) a $6.9 million increase in student accident premiums as a result of a new program initiated in 2008, (b) a $4.8 million increase in dental premiums and $.8 million increase in limited medical premiums as a result of continuing growth, offset by (c) a decrease of $3.3 million in short-term medical premiums primarily due to lower production caused in part by an increase in rates, and (d) a $1.0 million decrease in the small group line due to lower production; (ii) a $2.3 million increase in group disability, life, annuities and DBL segment primarily due to lower premiums in the prior year resulting from a refund of DBL premiums in 2007 as Standard Security Life experienced loss ratios below mandated minimums in this line of business; (iii) a $1.8 million increase in the individual life, annuities and other segment primarily as a result of the recent acquisition of a block of life and annuity business; offset by (iv) a decrease of $4.0 million in the Medical Stop-Loss segment primarily due to stricter underwriting guidelines and reduced production sources in 2008.

Net Investment Income

Total net investment income decreased $1.4 million primarily due to losses from investment partnerships in the first nine months of 2008 compared to income from partnership investments recorded in the same period of 2007. The overall investment yields were 5.0% and 5.4% in the first nine months 2008 and 2007, respectively. Partnership investment losses were primarily the result of the continued disruption in the equity markets in 2008. The investment yield on bonds, equities and short-term investments was 5.2% and 5.3% in the first nine months of 2008 and 2007, respectively.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments, and other-than-temporary impairments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. Included in the net realized investment gains (losses) for the nine months ended September 30, 2008 are $33.3 million of other than temporary impairments primarily due to the write down in value of preferred stocks of certain financial institutions, fixed maturities (primarily Alt-A securities) and common stocks due to the severity of the decrease in fair value and length of time that these securities were in a loss position.

Fee Income and Other Income

Fee income decreased $.7 million to $30.8 million in the first nine months of 2008 from $31.5 million in the first nine months of 2007 primarily due to a decrease in administrative fees earned by the Fully Insured Health segment as a result of decreases in gross premiums from the short-term medical and small group lines of business.

Total other income decreased $1.0 million in the first nine months of 2008 to $2.0 million from $3.0 million in the first nine months of 2007, primarily due to $.9 million of adjustments recorded in 2007 in settlement of a reinsurance agreement.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves decreased $9.8 million. The decrease is due to: (i) a decrease of $10.3 million in the Medical Stop-Loss segment, primarily resulting from a $14.9 million charge, before income taxes, in 2007 for reserve strengthening as described previously in Reserve Strengthening; and (ii) a $.9 million increase in the Fully Insured Health Segment, primarily due to increases in dental ($3.3 million) and student accident ($3.9 million) lines which correspond to premium growth, offset by decreases in the small group ($3.2 million) and short-term medical ($3.5 million) lines due to lower volumes of business and improved loss ratios.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.2 million for the first nine months of 2008 compared to the same period in 2007 partially as a result of the recent acquisition of a block of life and annuity policies.

Interest Expense on Debt

Interest expense decreased $.4 million, primarily due to a $2.5 million decrease in outstanding debt under a line of credit in both the third quarter of 2007 and the third quarter of 2008. In addition, the interest rate on $12.4 million of floating rate junior subordinated debt averaged 7.3% in the first nine months of 2008, as compared to 9.4% during the first nine months of 2007.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $4.6 million in the first nine months of 2008 as compared to the first nine months of 2007. The increase is primarily due to (i) a $4.6 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to (a) increases in commission and administrative expenses for the dental ($1.8 million) and student accident ($1.8 million) lines due to increased volume; (b) increase of $1.8 million in commission expenses in the small group line primarily due to higher profit commissions on 2007 business; offset by (c) a decrease of $.7 million in short-term medical expenses due to lower production; (ii) a $1.4 million increase in commission and administration expenses in the individual life, annuities and other segment as a result of  increased volume from the recent acquisition of a block of life and annuity policies; (iii) a $.8 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a lower level of premiums earned; and (iv) a $1.7 million decrease in corporate overhead expenses (primarily employee benefit and audit expenses).

Income Taxes

Income tax benefits increased $8.7 million resulting in a tax benefit of $8.9 million for the nine months ended September 30, 2008 compared to a tax benefit of $.2 million for the first nine months of 2007. The effective tax rates were 40.5% and (40.0%) for the nine months ended September 30, 2008 and 2007, respectively. The difference in the effective tax rates is primarily attributable to tax benefits generated by a pre-tax loss in the first nine months of 2008 coupled with other tax benefits derived from DRDs and tax exempt interest compared to tax expense generated by pre-tax income in the first nine months of 2007 that was more than offset by tax benefits derived from DRDs and tax exempt interest.

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

Cash Flows

As of September 30, 2008, the Company had $9.3 million of cash and cash equivalents compared with $72.8 as of December 31, 2007. Total investments, net of amounts due to and from brokers, were $798.0 million and $779.4 million at September 30, 2008 and December 31, 2007, respectively.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2008 was $3.3 million. Net cash used by operating activities of discontinued operations for the nine months ended September 30, 2008 was $16.4 million primarily due to cash used for the settlement of the Credit Life and Disability segment.

Net cash used by investing activities of continuing operations for the nine months ended September 30, 2008 was $48.4 million primarily as a result of $108.1 million of net purchases of fixed maturities partially offset by $57.3 million received in connection with the recent acquisition of a block of life insurance and annuity policies.

The Company has $488.4 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2008, cash received from the maturities and other repayments of fixed maturities was $56.4 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to and from brokers, increased $18.6 million during the nine months ended September 30, 2008 largely due to $108.1 million of net purchases of fixed maturities offset by a $50.9 million increase in unrealized losses on available for sale securities and $33.3 million of realized losses for other than temporary impairments.

The Company had net receivables from reinsurers of $98.3 million at September 30, 2008. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2008.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	September 30	December 31,
	2008	2007

Medical Stop-Loss	$91,602	$95,289
Fully Insured Health	38,087	40,999
Group Disability	70,116	68,994
Individual A&H and Other	11,350	8,319

	$211,155	$213,601

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

The $39.5 million decrease in total stockholders' equity in the first nine months of 2008 is primarily due to a net loss of $12.4 million and a $29.2 million increase in net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's investment assets, approximately 91.3% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at September 30, 2008. The Company's gross unrealized losses on available-for-sale securities totaled $79.5 million at September 30, 2008. Also on such date, approximately 99.9% of the fixed maturities were investment grade and continues to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company only has one non-performing fixed maturity investment at September 30, 2008 amounting to $.7 million or .1% of the total carrying value of fixed maturities.

At September 30, 2008, the Company had $33.0 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA. Of this amount, 41.4% were in CMOs that originated in 2005 or earlier and 58.6% were in CMOs that originated in 2006. While these mortgages have seen lower quoted market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The decline in fair value for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets in late 2007. Some of these financial institutions have exposure to sub-prime mortgages. The unrealized loss for CMO and ABS securities is primarily attributable to Alt-A mortgages as described above. The unrealized losses on corporate securities are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the nine months ended September 30, 2008 the Company recorded a loss of $33.3 million for other than temporary impairments. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2008 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$8,859	$-	$5,226	$-	$14,085
Equity securities	14,040	-	-	-	14,040

Total	$22,899	$-	$5,226	$-	$28,125

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2008. In the first nine months of 2008, the Company experienced an increase in net unrealized losses of $52.1 million which, net of deferred tax benefits of $16.3 million and net of deferred policy acquisition costs of $6.6 million, decreased stockholders' equity by $29.2 million (reflecting net unrealized losses of $45.3 million at September 30, 2008 compared to net unrealized losses of $16.1 million at December 31, 2007). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.

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

IHC enters into a variety of contractual obligations with third-parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2008, is not materially different from that reported in the schedule of such obligations at December 31, 2007 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For the balance of 2008, IHC’s business plan is to: (i) continue to improve the profitability of our Fully Insured Health business, while selectively retaining more risk; (ii) selectively pursue new Fully Insured Health opportunities that leverage our vertically integrated strategy of generating fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (iii) expand the distribution and continue to improve the profitability of our Medical Stop-Loss business, and (iv) expand distribution of our life, disability and critical illness products. The following summarizes IHC's outlook for the remainder of the year and beyond:

Historic Core Lines of Business

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters ("MGUs") and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for our two primary product segments (Medical Stop-Loss and Group disability, life, annuities and DBL).  While it is always our intent to emphasize underwriting profits and not top line growth, the medical stop-loss industry as a whole succumbed to pricing pressures caused by an unexpectedly long down cycle (or "soft" market) from 2003 through the third quarter of 2008.  As a consequence of these market conditions, we curtailed our growth in 2008. The Company recently appointed four new MGUs that will help offset, in 2009, some of the shrinkage in Medical Stop-Loss premiums that we have been experiencing in 2008. In addition, the Company will begin writing additional group life and disability as a result of carriers exiting these markets. As a result of reinsuring a significant amount of risk on these new opportunities, the Company anticipates that the net premiums from its historic core lines of business will remain relatively constant in 2009.

Fully Insured Health Segment

The Fully Insured Health market is a much larger market than the excess market estimated at $500 billion compared to a Medical Stop-Loss market of approximately $4 billion. The Company has made a conscious effort to limit the amount of its growth in this segment in 2008 and 2009. In the event we determine to accelerate our growth, we are optimistic that as a result of its multiple product filings, distribution sources, and the sheer size of the market, our Fully Insured Health business could grow while maintaining profitable underwriting results.

Investments

Due to the continued turmoil in the capital markets, Independence Holding Company, like many insurance and other companies in the financial sector, recognized a loss in the quarter and nine months of 2008 for other-than-temporary impairments.  These impairments were realized on certain preferred stocks, fixed maturities (primarily Alt-A securities) and common stocks. The majority of these preferred stocks were investment-grade preferred stocks issued by well-known financial institutions and account for approximately 4% of our total investment portfolio. Our fixed maturity portfolio continues to be rated on average AA, and the Company considers all unrealized losses in this category to be temporary.  We have no direct investments in sub-prime mortgages, although approximately 4% of our total investment portfolio are Alt A mortgages, which are rated AAA.  While these mortgages have seen lower quoted market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance.  As the Company carries all of its assets available for sale at fair value, this unrealized loss had, to a large extent, been previously recorded in our book value.  Our book value per share decreased to $11.90 at September 30, 2008 from $13.92 at June 30, 2008 as net income was more than offset by changes in the fair value of our fixed maturity portfolio.  To the extent that the capital markets remain unsettled, we may continue to see volatility in the market price of our equity and fixed maturity securities, which could have a negative impact on our net income and book value per share.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at September 30, 2008:

	Estimated	Estimated Change
Change in Interest Rates	Fair Value	In Fair Value
	(In millions)
200 basis point rise	$567.3	$(99.8)
100 basis point rise	613.5	(53.6)
Base scenario	667.1	-
100 basis point decline	724.5	57.4
200 basis point decline	776.7	109.6

The Company monitors its investment portfolio on a continuous basis and believes that the liquidity of the Insurance Group will not be adversely affected by its current investments. This monitoring includes the maintenance of an asset-liability model that matches current insurance liability cash flows with current investment cash flows.

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2008 given a 100 to 200 basis point rise or decline in interest rates differs from the expected change at December 31, 2007 included in Item 7A of the Company’s Annual Report on Form 10-K primarily due to changes in the portfolio resulting in a higher average duration at September 30, 2008. The duration increase was the result of a significant shift of bonds in the portfolio to municipals in order to take advantage of the exceptional opportunity to buy tax exempt bonds at yields in excess of taxable bonds while still maintaining the overall credit quality of the portfolio.

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

There has been no change in IHC’s internal control over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of September 30, 2008, 131,657 shares were still authorized to be repurchased under the plan. There were no share repurchases during the third quarter of 2008.

The Company is voluntarily disclosing in this Quarterly Report repurchases of its common stock effected during October 2008 pursuant to the Company's publicly announced repurchase program, as follows: 16,300 shares, for an average price paid per share of $5.96, leaving an aggregate 115,357 shares remaining available for repurchase under such program.

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

November 10, 2008

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

November 10, 2008

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer