Form 10-K
period 2008-12-31
INDEPENDENCE HOLDING CO
filed 2009-03-16
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 COMMISSION FILE NUMBER 0-10306

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

Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2008 was $63,638,000.

15,418,269 shares of common stock were outstanding as of March 13, 2009.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2009 annual meeting of stockholders to be held in June 2009 are incorporated by reference in response to Part III of this Report.

FORM 10-K CROSS REFERENCE INDEX

PART I			PAGE

	Item 1.	Business	4
	Item 1A.	Risk Factors	18
	Item 1B.	Unresolved Staff Comments	24
	Item 2.	Properties	24
	Item 3.	Legal Proceedings	25
	Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II
	Item 5.	Market for Registrant's Common Equity, Related
		Stockholder Matters and Issuer Purchases of Equity
		Securities	26
	Item 6.	Selected Financial Data	28
	Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	28
	Item 7A.	Quantitative and Qualitative Disclosures about Market
		Risk	52
	Item 8.	Financial Statements and Supplementary Data	53
	Item 9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	53
	Item 9A.	Controls and Procedures	53
	Item 9B.	Other Information	54

PART III
	Item 10.	Directors, Executive Officers and Corporate Governance	54
	Item 11.	Executive Compensation	54
	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	55
	Item 13.	Certain Relationships, Related Transactions and Director
		Independence	55
	Item 14.	Principal Accounting Fees and Services	55

PART IV
	Item 15.	Exhibits and Financial Statement Schedules	55

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

IHC provides specialized life and health coverages and related services to commercial customers and individuals.  We focus on niche products and/or narrowly defined distribution channels in the United States.  Our wholly owned insurance company subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") market their products through independent and affiliated brokers, producers and agents.  Independence American also distributes through these sources as well as to consumers through a dedicated controlled distribution.

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

•

Group disability and life

•

Individual life, primarily through block acquisitions

Each of Standard Security Life, Madison National Life and our affiliate, Independence American, is rated A- (Excellent) by A.M. Best Company, Inc. ("Best"). Standard Security Life is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life is domiciled in Wisconsin, licensed to sell insurance products in 49 states, the District of Columbia, the Virgin Islands and Guam, and is an accredited reinsurer in New York. Independence American is domiciled in Delaware and licensed to sell insurance products in 49 states and the District of Columbia. We have been informed by Best that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold any of our securities.

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

Our general agencies earn commissions for selling life and health insurance products underwritten by IHC’s owned and affiliated insurance companies and also by unaffiliated carriers. IHC’s principal agency is IHC Health Solutions, Inc. (“IHC Health Solutions”). In addition, AMIC owns controlling interests in Independent Producers of America, LLC ("IPA") and Healthinsurance.org LLC. IPA is a national, career agent marketing organization. Healthinsurance.org LLC is an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance.

For information pertaining to the Company's business segments, reference is made to Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Our Philosophy

Our business strategy consists of maximizing underwriting profits through a variety of niche life and health insurance products and/or through distribution channels that enable us to access underserved markets or markets in which we believe we have a competitive advantage.  Standard Security Life and Madison National Life focus on establishing preferred relationships with producers who seek an alternative to larger, more bureaucratic health insurers, and on providing these producers with personalized service and unique rewards programs.  Independence American focuses on alternative distribution sources, such as captive agencies and direct-to-consumer initiatives.  While our management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions. We seek transactions that will generate fee income and profit commissions for our administrative operating companies as well as risk income for our insurance carriers, thereby permitting us to leverage IHC's vertically integrated organizational structure.

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

As a result of our expansion into the Fully Insured Health Segment and our increased control of distribution through corporate acquisitions, we are now better able to respond to market cycles by redeploying the focus of our insurance underwriting activity across a larger number of business lines.  During the “soft” medical stop-loss market that has persisted for the past five years, we have encouraged our owned and affiliated MGUs to be more selective in order to achieve better underwriting results.  While we had seen improvement in our 2005 results, we recognized during 2007 that several of our MGUs had been less selective in their 2006 and 2007 business.  As a result we terminated several non-owned MGUs in 2008 and reduced our retention on the business generated by others, and have been successful in improving our underwriting results.  While we expect to see some decrease in our gross written stop-loss premiums, we anticipate greater fully insured health premiums both on a gross- and a net-retained basis, as we selectively retain more risk on certain programs.  We are also benefiting from fee income from our administrative and sales companies, which is generally not subject to insurance risk.

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

During 2008, Standard Security Life and Madison National Life wrote approximately 53.9% of their medical stop-loss business through Majestic, the AMIC MGUs and TRU Services (“TRU”) (collectively, the "Affiliated MGUs"). During 2008, we terminated three MGUs and did not appoint any new ones.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Fully Insured Health

The Fully Insured Health Segment includes six lines of business (major medical health plans for small groups, individuals and families, dental/vision, short-term medical ("STM"), limited medical, and student medical) that are sold in the majority of states through multiple and varied distribution strategies.  The largest line of business in this segment continues to be major medical for small employer groups (defined as employers with between two and fifty employees), but the other lines are growing more rapidly. The majority of our business in this segment is written through general agents, agents and brokers.  We also market (i) directly to agents through the IHC Health Solutions telesales unit, (ii) through private-label arrangements managed by IHC Health Solutions with non-affiliated carriers, and (iii) through AMIC's captive agency relationships.

We entered the Fully Insured Health Segment as a result of several strategic acquisitions and partnerships starting in 2005.  We have built a controlled platform to write small-group major medical, major medical health plans for individuals and families, dental/vision, short-term medical, limited medical and student medical. Our senior management team has extensive experience in these lines of business and the majority of our current fully insured health block was previously administered (on behalf of other carriers) by the companies we have acquired. Much of this existing block has been transferred to our carriers so we now benefit from administrative fee income at a variety of levels, earn risk profits and receive profit commissions from our reinsurers. The acquisition in 2007 of Actuarial Management Corporation not only brought in-house the actuarial expertise necessary to maintain the profitability of our fully insured business, but also added another source of fee income and potential profit commissions. The acquisition of IHC Health Solutions, also in 2007, has provided us with a marketing company specializing in alternative distribution methods and strategic partnerships.

IAC is a marketing and administration organization that has been underwriting and administering individual and group health insurance (including high-deductible employer-sponsored consumer driven health plans (“CDHPs”)) since its formation in 1978.  IAC has approximately 300 salaried employees performing all aspects of underwriting, policy administration and managing fully insured group and individual health insurance on behalf of IHC and other carriers.  IAC manages approximately $230 million of individual and group health and life premiums and premium equivalents for multiple insurers, including the STM business it manages for HPA.

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

IHC Health Solutions distributes our group major medical, individual medical, STM and dental products through strategic relationships with other insurance carriers and by private-labeling our product for large, national marketing organizations.  In March 2006, IHC Health Solutions acquired a block of approximately $50 million of small-group major medical business (including CDHPs) and the key personnel of a marketing and administration company. IHC Health Solutions currently employs approximately 35 sales and administrative staff personnel who promote our products and manage our marketing relationships.

 In 2006, Standard Security Life introduced a limited medical policy for hourly workers and other currently uninsured Americans who cannot afford traditional health insurance. This product is primarily distributed for us by an agency which has been in this line of business since 1990. We introduced major medical insurance plans for individuals and families in 2007 through multiple distribution channels, including IAC, IHC Health Solutions and several strategic relationships. IAC currently administers a block of approximately $75 million of such business. IHC’s carriers now reinsure a portion of the business administered by IAC that is not on IHC paper and, in some cases, receive a fee for overseeing the program. Our main emphasis in 2008 was on increasing profit margins and distribution of existing products. In 2009, we will move a block of $15 million of major medical plans for individuals and families, which has been administered by IAC for many years, from an unaffiliated insurance company to Standard Security Life.

The agents and brokers who produce the Fully Insured Health business are non-salaried contractors who receive commissions. IHC’s gross earned premiums from this segment grew very quickly from 2005 to 2007, but were relatively flat in 2008. We anticipate that the rate of growth will continue to be relatively flat in 2009.

Other Products

Our other products are primarily distributed by general agents, agents and brokers. Standard Security Life distributes group term life insurance products through MGUs (including its medical stop-loss MGUs), managed care organizations, general agents and brokers. It also markets specialized defined benefit and defined contribution service award programs with separate group life coverage to volunteer emergency services personnel and blanket accident insurance sold through two specialized general agents.

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

For a number of years Madison National Life has sold a whole-life product with an annuity rider to military personnel and civil service employees.  As a result of this experience, in 2008 Madison National Life formed a subsidiary, IHC Financial Group, to recruit agents to sell life and annuity products to state and federal employees. Since these products are currently not available through IHC’s carriers, IHC Financial Group has contracted with highly rated insurance companies to sell their life and annuity products to these individuals. The income for IHC Financial Group is derived completely from commissions on the sale of the products of these other companies. The agents and brokers who produce this business are non-salaried contractors who receive commissions.  We do not expect to earn significant income from this subsidiary in 2009, but do anticipate growth as we continue to recruit new agents.  We anticipate that premiums from our whole-life and annuity rider product will be relatively constant in 2009.

PRINCIPAL PRODUCTS

Medical Stop-Loss

The Company is a leading writer nationally of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims ("Employer Medical Stop-Loss"). We also write excess policies for providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations (collectively, "MCOs") that have assumed risk and desire to reduce their claim volatility ("Provider Excess Loss") and for health maintenance organizations ("HMOs") that desire to reduce their claim volatility ("HMO Reinsurance"). Employer Medical Stop-Loss, Provider Excess Loss and HMO Reinsurance are collectively referred to as "Medical Stop-Loss."

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

IHC anticipates some reduction in premiums in the Medical Stop-Loss line of business in 2009 due to the termination of certain employer medical stop-loss MGUs and even more stringent underwriting guidelines and the continuing consolidation of MCOs and reduced demand for Provider Excess Loss coverage.

Fully Insured Health Products

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

In addition to small group, the Company offers a unique group medical plan to employers (small and large) who are contractors working on government-funded projects under the Davis-Bacon and Service Contract Acts ("the Acts"), much of which is associated with current and future U.S. infrastructure improvements. This plan helps contactors meet the provisions of a "bona fide" fringe benefit for their hourly workers as required in the Acts.

The Company anticipates a decrease in premiums in the small group line in 2009, primarily as a result of stricter underwriting guidelines and fewer groups purchasing major medical coverage as a result of current economic conditions. We do expect growth in plans associated with government-funded projects, primarily as a result of the recently enacted federal stimulus legislation, which will immediately provide funds for infrastructure improvements.

Short-Term Medical

As a result of the acquisition of HPA, IHC began selling individual major medical STM products ("STM") in 2005. During 2006, Standard Security Life underwrote this product in 45 states. STM is designed specifically for people with transient needs for health coverage. Typically, STM products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of STM products are self-employed professionals, recent college graduates, persons between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time.  HPA, founded in 1939, has specialized in STM since 1990 and has access to approximately 30,000 insurance agents and brokers nationally. The Company has also begun promoting STM through its other distribution sources.

IHC lost market share in this line of business in 2008 as a result of rating actions which significantly improved profit margins. We anticipate modest growth in this line of business as a result of contemplated rating actions that will make this product more competitive while maintaining profitability targets.

Dental/Vision

Standard Security Life and Madison National Life began selling group dental products in late 2005 in the majority of states. GroupLink administers the majority of IHC's dental business and is also the primary distribution source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups.  Employer plans are offered on both employer paid and employee voluntary basis.  Vision, group life and short-term disability benefits will also be offered by GroupLink. Vision plans will offer a flat reimbursement amount for exams and materials.  Life plans are available on scheduled or percentage of salary basis and short-term disability is offered as a percentage of salary or flat amount.

In 2007, Standard Security Life began writing vision policies in the State of New York on behalf of national vision providers.  IHC does not control the distribution or underwriting of this product, and therefore it does not retain its normal share of the risk and does not earn administrative fee income, other than the carrier fee.

IHC anticipates continued growth in this line of business in future years as a result of organic growth at GroupLink, our vision programs in New York, a new small group vision product and additional distribution relationships for both dental and vision.

Major Medical for Individuals and Families

The Company markets major medical plans for individuals and families that include CDHP products which are approved in the majority of states.  The Company believes that the demand for individual medical products is growing steadily, in large part, to employers reducing the number of employees eligible for group coverage, and to an increase in the number of self-employed individuals. Many of these plans are Federally Qualified High Deductible Health Plans that allow the policy or certificate holder to establish an HSA.  For these products, each application is individually underwritten for consideration of coverages.

 The Company anticipates growth in this line of business, primarily related to the aforementioned transfer of a block of $15 million of major medical plans for individuals and families, which has been administered by IAC for many years, from an unaffiliated insurance company to Standard Security Life.

Limited Medical

Standard Security Life insures a limited medical policy to offer affordable health coverage to hourly, part-time and/or seasonal employees, which is currently approved in a majority of states. Limited medical plans are a low cost alternative to major medical insurance for those uninsured Americans who cannot afford traditional health insurance. Employers are using these plans to recruit and retain employees, save costs and compete more effectively. These plans also permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.

The Company began writing this product in 2007 and recorded $2.1 million of gross premiums in that year. In 2008, the Company recorded $4.8 million of gross premiums written and projects continued growth in 2009.

Student Medical

Standard Security Life and Madison National Life began selling student accident and student health insurance (collectively, “Student Medical”) in late 2007.  The student accident product is primarily offered to sports, youth, recreational and educational markets.  A number of states recommend, and some require, that school districts offer, or provide, student accident insurance to their pupils.  The student health insurance product is primarily offered to students enrolled in college and higher education institutions, and often is mandatory for students who do not otherwise have health coverage.  This product is comprehensive, major medical coverage, which often has a managed care component through the institutions’ health facilities.

IHC anticipates this line of business to remain steady in 2009 due to the cancellation of one production source offset by an expected increase in premiums from the remaining producers.

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

The Company anticipates an increase in sales to school districts and municipalities as a result of the transfer of a block of business from another carrier. The Company is actively exploring opportunities to leverage its underwriting and administrative expertise to distribute life and disability products through its existing, as well as new, marketing relationships.

New York Short-Term Disability (DBL)

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  Standard Security Life's DBL premiums declined in 2008 due to a mandatory rate reduction which took effect in the first quarter of 2008. The Company anticipates premiums will be relatively flat in 2009.

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

LIFE INSURANCE IN-FORCE

The following table summarizes the aggregate life insurance in-force of the Insurance Group excluding the credit life and disability segment which is discontinued operations (in thousands):

	2008	2007	2006

LIFE INSURANCE IN-FORCE:
Group	$5,749,229	$6,226,441	$6,301,171
Individual term	495,075	582,009	660,965
Individual permanent	1,534,056	1,404,363	1,454,043

TOTAL LIFE INSURANCE IN-
FORCE (1), (2)	$7,778,360	$8,212,813	$8,416,179

NEW LIFE INSURANCE:
Group	$218,479	$418,889	$371,416
Individual term	482	7,000	7,743
Individual permanent	64,799	140,829	155,770

TOTAL NEW LIFE INSURANCE	$283,760	$566,718	$534,929

NOTES:

(1)	Includes participating insurance	$228,140	$164,863	$181,796

(2)	Before ceded reinsurance of:
	Group	$2,228,998	$2,525,418	$3,099,049
	Individual	97,942	232,666	97,015

	Total ceded reinsurance	$2,326,940	$2,758,084	$3,196,064

ACQUISITIONS OF POLICY BLOCKS

In addition to its core life and health lines of business distributed as described above, IHC formed an acquisition group over 10 years ago to acquire blocks of business from other insurance companies, guaranty associations and liquidators. Most of the acquired business has primarily been life, annuities or disability business. Not only have these transactions yielded a healthy rate of return on the investment, but the overall long-term nature of the policies acquired serves as a counterbalance to the bulk of the policies currently being written which are short-term in nature.

During 2008, Madison National Life acquired a block of life insurance policies with approximately $64.4 million of life reserves. The block consists of approximately $32.2 million of older, traditional life reserves and $32.2 million of annuity reserves.

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

During 2005, Madison National Life acquired a total of $168.7 million of reserves in the following transactions: (i) effective January 1, 2005, entered into an agreement with an unaffiliated insurer to 100% coinsure life insurance policies totaling approximately $10.2 million of reserves; (ii) in January 2005, purchased certain credit policies totaling approximately $0.6 million of reserves from an unaffiliated insurance company; (iii) in June 2005, entered into a reinsurance and assumption agreement with an unaffiliated insurance company to assume approximately $120.0 million of life and annuity reserves; (iv) in September 2005, assumed approximately $1.7 million of disability reserves from various state guaranty associations; and (v) in December 2005, entered into a reinsurance and assumption agreement to assume approximately $36.2 million of life and annuity reserves from an unaffiliated insurance company.

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

REINSURANCE AND POLICY RETENTION LIMITS

The Company's average retention of Medical Stop-Loss exposure was 55.9% in 2008, 52.8% in 2007, and 51.2% in 2006. In 2008, 2007 and 2006, Standard Security Life and Madison National Life also ceded, on average, 22.9%, 22.7%, and 22.2%, respectively, of their Medical Stop-Loss business to their affiliate, Independence American. Standard Security Life retained 80% of DBL premium with the balance ceded, commencing July 1, 2004, to Independence American. Retentions on other lines of business remained relatively constant in 2008.  The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business.  By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept.  The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Maximum net retention limits for Standard Security Life at December 31, 2008 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) up to $1,000,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; (v) $25,000 on its special disability business; and (vi) up to $1,000,000 for fully insured medical in a calendar year.  Standard Security Life also maintains catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 2008, maximum net monthly retention limits on any one life for Madison National Life were: (i) $6,000 per month on group long-term disability insurance; (ii) $1,600 per week on group short-term disability insurance; (iii) $125,000 per individual on group term life, accidental death benefits, including supplemental life and accidental death and dismemberment; (iv) $125,000 on substandard ordinary life, group family life and individual ordinary life; (v) up to $1,000,000 on any one medical stop-loss claim; (vi) individual monthly benefits from $1,000 to $2,500 depending on recipient age and length of benefit period for individual accident and health insurance; and (vii) up to $2,500,000 for fully insured medical in a calendar year.

The following reinsurers represent 83.8% of the total ceded premium for the year ended December 31, 2008:

Independence American Insurance Co.	27.1%
Munich Re America	21.6%
Everest Reinsurance Co.	12.3%
ReliaStar Life Insurance Company	10.0%
Fidelity Security Life Insurance Company	7.4%
Transatlantic Reinsurance Company	5.4%

83.8%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2008 and 2007, the Insurance Group's ceded reinsurance in-force (excluding the credit life and disability segment which is discontinued operations) was $2.3 billion and $2.8 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 20 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

More than 99% of the Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. The remaining $4.7 million is invested with independent investment managers. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2008, approximately 99.1% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as of December 31, 2008:

	CARRYING	% OF TOTAL
INVESTMENTS BY TYPE	VALUE	INVESTMENTS

Fixed maturities:
United States Government and
government agencies and authorities	$51,849	6.8%
Government-sponsored enterprise	9,573	1.2%
States, municipalities and political
subdivisions	245,113	32.2%
All other corporate securities	301,952	39.7%

Total fixed maturities	608,487	79.9%

Equity securities:
Non-redeemable preferred stocks	54,007	7.1%

Total equity securities	54,007	7.1%

Short-term investments	52	-
Securities purchased under agreements
to resell	60,823	8.0%
Investment partnership interests	5,821	0.8%
Operating partnership interests	5,810	0.8%
Policy loans	24,947	3.3%
Investment in trust subsidiaries	1,146	0.1%

Total investments	$761,093	100.0%

At December 31, 2008, 99.1% of the Company's fixed maturities were investment grade. The composition of the Company's fixed maturities at December 31, 2008, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	45.2%
AA	24.9%
A	18.8%
BBB	10.2%
BB or lower	0.9%
100.0%

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income, and unrealized gains and losses recognized in stockholders' equity as accumulated other comprehensive income or loss (excluding the credit life and disability segment which is discontinued operations):

	2008	2007	2006
	(In thousands)

Consolidated Statements of Operations
Net investment income	$44,044	$46,122	$47,676
Net realized investment gains (losses)	(50,648)	1,258	625

Consolidated Balance Sheets
Net unrealized losses	(70,747)	(10,914)	(1,352)

Total pre-tax investment performance	$(77,351)	$36,466	$46,949

The above net unrealized losses, which have been recognized in the Consolidated Balance Sheets, represent the net change in unrealized gains and losses that occurred during the year, prior to adjustments for deferred acquisition costs and deferred income taxes. At December 31, 2008, the Company only has one non-performing fixed maturity investment with a carrying value of $.7 million, or .1% of the total carrying value of fixed maturities.

COMPETITION AND REGULATION

We compete with many large insurance companies, small regional health insurers and managed care organizations.  Although most life insurance companies are stock companies, mutual companies also write life insurance in the United States.  Mutual companies may have certain competitive advantages since profits inure directly to the benefit of the policyholders.

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

Certain transactions within the IHC holding company system are also subject to regulation and supervision by such regulatory agencies.  All such transactions must be fair and equitable.  Notice to or prior approval by the applicable insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under New York and Wisconsin insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person.  Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person; in Wisconsin, the presumption is defined as to more than ten percent of the voting securities of another person. In both states, the acquisition of control of a domestic insurer needs to be approved in advance by the Commissioner of Insurance. See

Note 22 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

For the year ended December 31, 2008, the Company recorded income from discontinued operations of $.5 million, net of taxes, representing expenses and changes in claims and reserves related to the insurance liabilities for claims incurred prior to the aforementioned sale. The Company also recorded a gain on the disposition of discontinued operations amounting to $.1 million, net of taxes, representing an adjustment to the initial ceding fee.

EMPLOYEES

At December 31, 2008, the Company and its direct and indirect majority- or wholly owned subsidiaries, collectively, had 624 employees.

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

Our investment portfolio is subject to various risks that may result in realized investment losses.  In particular, decreases in the fair value of fixed maturities may greatly reduce the value of our investments, and as a result, our financial condition may suffer.

We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities could reduce our investment income and realized investment gains or result in the continued recognition of investment losses. The value of our investments may be materially adversely affected by increases in interest rates, downgrades in the preferred stocks and bonds included in our portfolio and by other factors that may result in the continued recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio.

In particular, at December 31, 2008, fixed maturities represented $608.5 million or 79.9% of our total investments of $761.1 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2008, approximately 99.1% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

We regularly monitor our investment portfolio to ensure that investments that are other-than-temporarily impaired are identified in a timely fashion, properly valued and any impairment is charged against earnings in the proper period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and our intent and ability to retain the investment for a period of time sufficient to allow for recovery. However, the determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Therefore, changes in facts and circumstances and critical assumptions could result in management’s decision that further impairments have occurred. This could lead to additional losses on investments, particularly those that management has the intent and ability to hold until recovery in value occurs.

Our earnings could be materially affected by an impairment of goodwill.

Goodwill represented $52,331,000 of our $1,273,894,000 in total assets as of December 31, 2008. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. During 2008, we experienced a significant decline in our stock price. Due to this significant decline, our market capitalization as of December 31, 2008 was significantly below the sum of our reporting units’ fair values. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Changes in state and federal regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

Congress and state legislatures continue to focus on health care issues. In addition, the 2008 elections resulted in a renewed focus on health care and health insurance, and several key legislators and some of the newly appointed and elected officials, including in the executive branch, have proposed significant changes to the existing system. Potential reforms include, but are not limited to: mandating universal coverage; imposing more restrictive regulation of the underwriting and marketing of health insurance; making generally available a government-sponsored health plan as an alternative to private insurance; and changing the federal income tax laws relating to the deductibility of health insurance premiums. A number of states are contemplating significant reform of their health insurance markets. These proposals include provisions affecting both public programs and privately financed health insurance arrangements.   We cannot assure you that, if enacted into law, any of these proposals would not have a material, adverse effect on our business, results of operations or financial condition.

Less-fundamental change in the regulatory requirements imposed on us may also harm our business or results of operations. For example, some states have imposed time limits for the payment of uncontested covered claims and required health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If we were unable, for any reason, to comply with these requirements, it could result in substantial costs to us and could materially adversely affect our results of operations and financial condition.

If rating agencies downgrade our insurance companies, our results of operations and competitive position in the industry may suffer.

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

Given the current economic and political climates, our stock may be increasingly subject to stock price and trading volume volatility. The price of our common stock could fluctuate or decline significantly and you could lose all or part of your investment.

During 2008, the stock markets experienced significant price and trading volume volatility. Company-specific issues and market developments generally in the insurance industry and in the regulatory environment may have caused this volatility. Our stock price declined significantly during 2008 and may continue to materially fluctuate in 2009 in response to a number of events and factors, including: quarterly variations in our reported results; operating and stock price performance of other companies that investors may deem comparable; sales of stock by insiders; and changes in our financial strength ratings.  These factors could materially reduce our stock price. In addition, broad market and industry fluctuations may materially and adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our loss reserves are based on an estimate of our future liability, and if actual claims prove to be greater than our reserves, our results of operations and financial condition may be adversely affected.

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

Our results may fluctuate as a result of factors generally affecting the insurance and reinsurance industry.

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

Our inability to assess underwriting risk accurately could reduce our net income.

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

If we fail to comply with extensive state and federal regulations, we will be subject to penalties, which may include fines and suspension and which may adversely affect our results of operations and financial condition.

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

We may be unsuccessful in competing against larger or better-established business rivals.

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

We rely on reinsurance arrangements to help manage our business risks, and failure to perform by the counterparties to our reinsurance arrangements may expose us to risks we had sought to mitigate.

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

We may be required to accelerate the amortization of deferred acquisition costs, which would increase our expenses and reduce profitability.

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

The failure to maintain effective and efficient information systems could adversely affect our business.

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

Failure to protect our policyholder’s confidential information and privacy could adversely affect our business.

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

ITEM 1B.

 UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

 PROPERTIES

IHC

IHC has entered into a renewable short-term arrangement with Geneve Corporation, an affiliate, for the use of 6,750 square feet of office space as its corporate headquarters in Stamford, Connecticut.

Standard Security Life

Standard Security Life leases 13,000 square feet of office space in New York, New York as its corporate headquarters, and 3,000 square feet of office space in Farmington, New York for its DBL claims processing center.

Madison National Life

Madison National Life leases 28,028 square feet of space in Madison, Wisconsin as its corporate headquarters. Madison National Life also leases 6,504 square feet in Birmingham, Alabama for its military and government individual life and annuity division.

Majestic Underwriters

Majestic leases 4,495 square feet of office space in Troy, Michigan as its corporate headquarters.

Health Plan Administrators

HPA leases 7,947 square feet of office space in Tampa, Florida as its corporate headquarters.

GroupLink

GroupLink leases 9,167 square feet of office space in Indianapolis, Indiana as its corporate headquarters.

Insurers Administrative Corporation

IAC leases 49,117 square feet of office space in Phoenix, Arizona as its corporate headquarters and 9,350 square feet in Rockford, Illinois.

IHC Health Solutions

IHC Health Solutions leases 7,424 square feet of office space in Bloomington, Minnesota as its corporate headquarters.

Actuarial Management Corporation

AMC leases 6,408 square feet of office space in Lafayette, California as its corporate headquarters.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock trades under the symbol IHC on the New York Stock Exchange.  The following table shows the high and low sales prices for IHC's common stock.

	HIGH	LOW
QUARTER ENDED:
December 31, 2008	$11.54	$2.25
September 30, 2008	13.53	9.55
June 30, 2008	15.00	9.77
March 31, 2008	13.89	10.49

QUARTER ENDED:
December 31, 2007	$21.00	$11.10
September 30, 2007	21.50	15.43
September 30, 2007	22.69	19.50
March 31, 2007	24.66	20.25

IHC's stock price closed at $3.61 on December 31, 2008.

Holders of Record

At March 13, 2009, the number of record holders of IHC's common stock was 1,377.

Dividends

IHC declared a cash dividend of $.025 per share on its common stock on each of June 23, 2008 and December 23, 2008 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 25, 2007 and December 21, 2007 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 20, 2006 and December 20, 2006 for a total annual dividend of $.05 per share.

Private Placements

In 2008 and 2006, IHC issued 127,520 and 617,913 shares of common stock, respectively, as private placements of unregistered securities under Section 4(2) of the Securities Act of 1933, as amended. Accordingly, the shares are "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Information pertaining to the Company's common stock is provided in Note 15 of Notes to Consolidated Financial Statements included in Item 8.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of December 31, 2008, 108,642 shares were still authorized to be repurchased under the plan. Share repurchases during the quarter ended December 31, 2008 are summarized as follows:

2008
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

October	16,300	5.96	115,357
November	6,715	5.36	108,642
December	-	-	108,642

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P SmallCap Life & Health Insurance.  The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2003. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years excluding the credit life and disability segment, which is discontinued operations.

		Year Ended December 31,

	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Income Data:
Total revenues	$353,687	$402,322	$342,262	$274,775	$205,171
Income (loss) from continuing
operations	(24,484)	1,504	14,481	17,498	22,514
Balance Sheet Data:
Total investments	761,093	776,059	859,176	855,804	720,700
Total assets	1,273,894	1,306,955	1,267,643	1,165,187	977,882
Insurance liabilities	951,590	895,169	858,880	844,980	673,408
Debt and junior subordinated
debt securities	48,146	50,646	53,146	50,646	50,646
Common stockholders' equity	162,702	222,851	231,150	198,751	188,853
Per Share Data:
Cash dividends declared per
common share	.05	.05	.05	.05	.05
Basic income (loss) per common share
from continuing operations	(1.59)	.10	.97	1.24	1.60
Diluted income (loss) per common
share from continuing operations	(1.59)	.10	.95	1.22	1.57
Book value per common share	10.56	14.63	15.23	14.06	13.39

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") (these companies are sometimes collectively referred to as the "Insurance Group"); and (ii) its marketing, administrative and actuarial companies, including Insurers Administrative Corporation (“IAC”), Majestic Underwriters LLC (“Majestic”), in which it owns a majority interest, Health Plan Administrators (“HPA”), GroupLink Inc. (“GroupLink”), in which it owns a majority interest, IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation ("AMC"). IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  The Company currently owns a 49.7% equity interest in American Independence Corp. (NASDAQ:AMIC) which owns Independence American Insurance Company (“Independence American”), three managing general underwriters ("MGU’s"), and controlling interests in two agencies.

IHC’s health insurance products serve niche sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical Stop-Loss is marketed to large employer groups that self-insure their medical risks; in 2008 the Company’s average case size was 600 covered lives.  The small-group major medical product is purchased by employers with between two and 50 covered lives.  With regard to those persons in the growing individual market, IHC’s products offer major medical coverage for individuals and families and persons with short-term medical needs  Standard Security Life’s limited medical product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan.  The dental and vision products are marketed to large and small groups as well as individuals. The Company sells student major medical insurance to colleges and accident medical, disability and AD&D to K-12 programs. The student medical business is written through one MGU and the student accident business is written through the same MGU as well as a second MGU that specializes in accident business. IHC does not sell health products for the senior market. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities. In 2008, IHC successfully began to diversify the marketing of these products through other channels, including its health insurance distribution, and expects to build upon this success in 2009.

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

The following is a summary of key performance information and events:

The results of operations for the years ended December 31, 2008, 2007 and 2006, are summarized as follows (in thousands):

	2008	2007	2006

Revenues	$353,687	$402,322	$342,262
Expenses	394,570	400,390	321,149

Income (loss) from continuing operations before income taxes	(40,883)	1,932	21,113
Income taxes (benefits)	(16,399)	428	6,632

Income (loss) from continuing operations	(24,484)	1,504	14,481

Discontinued operations:
Income (loss) from discontinued operations	524	(224)	(420)
Gain (loss) on disposition of discontinued operations	120	(3,608)	-

Net income (loss)	$(23,840)	$(2,328)	14,061

•

Loss from continuing operations of $24.5 million, or $1.59 per share, diluted, for the year ended December 31, 2008 compared to income of $1.5 million, or $.10 per share, diluted, for the year ended December 31, 2007. The loss in 2008 is primarily attributed to $38.2 million of pre-tax losses from other-than-temporary impairments due to the write down in value of investments in preferred stocks of certain financial institutions and fixed maturities (primarily Alt-A mortgage securities).  The income in 2007 includes charges for reserve strengthening of $11.9 million, before income taxes, in the Medical Stop-Loss segment as more fully described in the Reserve Strengthening discussion under Results of Operations for the Year Ended December 31, 2007;

•

Consolidated investment yield of 4.9% in 2008 as compared to 5.3% in 2007 primarily due to losses in limited investment partnerships;

•

Revenues of $353.7 million, a decrease of 12.1% from 2007; the result of realized losses from other-than-temporary impairments;

•

Book value of $10.56 per common share; a 27.8% decrease from December 31, 2007, primarily reflecting net realized and unrealized losses on securities;

•

Effective April 1, 2008, acquired a block of life insurance policies with approximately $64.4 million of life reserves. The block consists of approximately $32.2 million of older, traditional life reserves and $32.2 million of annuity reserves. Under the terms of the acquisition, Madison National Life assumed administration of the policies on November 1, 2008.

•

Effective April 1, 2008, increased the Company's controlling interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss MGU, to 77% with the purchase of an additional 14.7% interest from a retired senior officer;

•

Income from discontinued operations of $.5 million, net of taxes, primarily a result of an adjustment to the credit claim reserve for claims prior to December 31, 2007; and

•

Income from the disposition of discontinued operations of $.1 million, net of taxes, a result of the final settlement on the sale of the credit segment.

The following is a summary of key performance information by segment:

•

Income (loss) before taxes from the Medical Stop-Loss segment increased $7.7 million for the year ended December 31, 2008 compared to the same period in 2007. The results for 2007 include an $11.9 million charge primarily related to reserve strengthening as more fully described in the Reserve Strengthening discussion under Results of Operations for the Year Ended December 31, 2007;

o

Underwriting experience as indicated by the GAAP Combined Ratios for the Medical Stop-Loss segment are as follows (in thousands):

	2008	2007	2006

Premiums Earned	$159,392	$162,438	$153,087
Insurance Benefits, Claims & Reserves	117,076	128,409	107,864
Expenses	40,918	41,987	36,044

Loss Ratio(A)	73.4%	79.1%	70.5%
Expense Ratio (B)	25.7%	25.8%	23.5%
Combined Ratio (C)	99.1%	104.9%	94.0%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported income before taxes of $.5 million for the year ended December 31, 2008 as compared to a loss of $.8 million for the year ended December 31, 2007. Included in the results for 2007 is $1.1 million of adverse development on premiums earned in 2006 on certain fully insured programs. The loss ratio on the fully insured business decreased due to an increase in the dental and student accident lines (which have higher profit margins), improved margins in our short term medical business, and improved margins in our small group major medical line. The expense ratio is higher due to a greater portion of higher commission lines of business.

o

Premiums earned from this segment have increased $9.0 million for the year ended December 31, 2008 compared to 2007, primarily due to increases in certain new lines of business.

o

Underwriting experience as indicated by the GAAP Combined Ratios for the Fully Insured segment are as follows (in thousands):

	2008	2007	2006

Premiums Earned	$81,020	$72,048	$32,590
Insurance Benefits, Claims & Reserves	51,559	50,901	19,128
Expenses	24,351	17,828	11,051

Loss Ratio	63.6%	70.6%	58.7%
Expense Ratio	30.1%	24.8%	33.9%
Combined Ratio	93.7%	95.4%	92.6%

•

Income before taxes from the group disability, life, annuities and DBL segment increased $.5 million for the year ended December 31, 2008 compared to 2007, primarily due to improved loss ratios in the group term life business in 2008 offset by an increase in commissions and other expenses in the long-term disability ("LTD") business in 2008;

•

Income before taxes from the individual life, annuities and other segment decreased $1.1 million for the year ended December 31, 2008 compared to the prior year. Prior year results include $.9 million of other income due to adjustments in settlement of a reinsurance agreement;

•

Loss before taxes from the corporate segment decreased $.4 million for the year ended December 31, 2008 compared to the prior year primarily due to lower expenses offset by losses from partnership investments;

•

Net realized investment losses were $50.6 million for the year ended December 31, 2008 compared to gains of $1.3 million in 2007. Included in realized losses for the year ended December 31, 2008 are $38.2 million of pre-tax losses from other-than-temporary impairments due to the write down in value of investments in preferred stocks of certain financial institutions and fixed maturities (primarily Alt-A mortgage securities) primarily due to the severity of the decrease in fair value and length of time that these securities were in a loss position;  and

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2008	2007	2006

Medical Stop-Loss	$253,886	$275,756	$272,260
Fully Insured Health	199,378	210,078	86,259
Group disability; life, annuities and DBL	78,517	79,438	82,540
Individual life, annuities and other	32,338	30,118	31,494

	$564,119	$595,390	$472,553

Net Premiums Earned:	2008	2007	2006

Medical Stop-Loss	$159,392	$162,438	$153,087
Fully Insured Health	81,020	72,048	32,590
Group disability; life, annuities and DBL	46,957	45,220	44,206
Individual life, annuities and other	29,919	27,179	28,787

	$317,288	$306,885	$258,670

Information pertaining to the Company's business segments is provided in Note 21 of Notes to Consolidated Financial Statements included in Item 8.

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

Annuities and interest-sensitive life contracts, such as universal life and interest-sensitive whole life, are contracts whose terms are not fixed and guaranteed. Premiums from these policies are reported as funds on deposit. Policy charges consist of fees assessed against the policyholder for cost of insurance (mortality risk), policy administration and early surrender. These revenues are recognized when assessed against the policyholder account balance.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2008. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

Health

The Company believes that its recorded insurance reserves are reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2008, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $2.8 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Operations.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Operations could also be affected, such as amortization of deferred acquisition costs and commission expense.

The Company’s health reserves by segment are as follows (in thousands):

	December 31, 2008
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$89,558	$126	$89,684
Fully Insured Health	38,168	-	38,168
Group Disability	61,502	10,141	71,643
Individual Accident and Health
and Other	9,932	1,891	11,823
	$199,160	$12,158	$211,318

	December 31, 2007
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$94,832	$457	$95,289
Fully Insured Health	40,999	-	40,999
Group Disability	58,202	9,604	67,806
Individual Accident and Health
and Other	7,961	358	8,319
	$201,994	$10,419	$212,413

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2005, 2006 and 2007 underwriting years which deviated by 8.0, 12.7 and 2.7 Net Loss Ratio points, respectively. After the recorded reserve increase, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for 2008 at December 31, 2008. The impact of these reasonably likely changes at December 31, 2008, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $3.2 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2008 Consolidated Statement of Operations.

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

Individual Accident and Health and Other

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

Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale or trading securities. These investments are carried at fair value with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities. Fixed maturities and equity securities available-for-sale totaled $662.5 million and $710.4 million at December 31, 2008 and 2007, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations as realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For structured securities, such as mortgage-backed securities, an impairment loss is recognized when there has been a decrease in expected cash flows and/or a decline in the security's fair value below cost.

Goodwill and Other Intangible Assets

Goodwill related to the Company's equity method investment in AMIC is considered in the evaluation of whether there has been an other-than-temporary decline in value of the overall investment in AMIC. All other goodwill carrying amounts are evaluated for impairment at the reporting unit level, at least annually. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment write-down of goodwill and other intangible assets would be charged to expense. No impairment charge was required in 2008, 2007 or 2006. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Deferred Income Taxes

The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax bases of existing assets and liabilities. A valuation allowance is recognized for the portion of deferred tax assets that, in management's judgment, is not likely to be realized.  The effect on deferred income taxes of a change in tax rates or laws is recognized in income tax expense in the period that includes the enactment date.   The Company has certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on its deferred taxes.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Loss from continuing operations was $24.5 million, or $1.59 per share, diluted, for the year ended December 31, 2008, a decrease of $26.0 million compared to income from continuing operations of $1.5 million, or $.10 per share, diluted, for the year ended December 31, 2007. The Company's income from continuing operations before taxes decreased $42.7 million to a loss of $40.8 million for the year ended December 31, 2008 from income of $1.9 million for 2007. Income from discontinued operations, net of taxes, was $.5 million, or $.03 per share, diluted, for the year ended December 31, 2008 compared to a loss of $.2 million or $.01 per share, diluted, for the year ended December 31, 2007. The gain on the disposition of discontinued operations in 2008 was $.1 million, or $.01 per share, diluted, compared to a loss of $3.6 million, or $.24 per share, diluted, net of tax, in 2007.

Information by business segment for the years ended December 31, 2008 and 2007 is as follows:

			Equity		Benefits,	Amortization	Selling,
December 31,		Net	Income	Fee and	Claims	of Deferred	General
2008	Premiums	Investment	From	Other	and	Acquisition	and
(In thousands)	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$159,392	4,273	338	1,282	117,076	-	43,778	$4,431
Fully Insured	81,020	895	96	39,184	51,559	80	69,008	548
Group disability,
life, annuities
and DBL	46,957	10,323	46	338	33,718	149	16,441	7,356
Individual life,
annuities
and other	29,919	31,306	-	1,716	38,184	6,116	11,824	6,817
Corporate	-	(2,753)	-	3	-	-	2,861	(5,611)
Sub total	$317,288	44,044	480	42,523	240,537	6,345	143,912	13,541

Net realized investment losses								(50,648)
Interest expense								(3,776)
Loss from continuing operations before income taxes								(40,883)
Income tax benefits								(16,399)
Loss from continuing operations								(24,484)
Income from discontinued operations								524
Gain on disposition of discontinued operations								120
Net loss								$(23,840)

			Equity		Benefits,	Amortization	Selling,
December 31,		Net	Income	Fee and	Claims	of Deferred	General
2007	Premiums	Investment	From	Other	and	Acquisition	and
(In thousands)	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$162,438	4,579	268	1,772	128,409	-	43,899	$(3,251)
Fully Insured	72,048	651	218	42,573	50,901	234	65,148	(793)
Group disability,
life, annuities
and DBL	45,220	10,671	60	459	34,774	141	14,564	6,931
Individual life,
annuities and
other	27,179	30,226	-	2,707	36,621	5,736	9,811	7,944
Corporate	-	(5)	-	-	-	-	5,958	(5,963)
Sub total	$306,885	46,122	546	47,511	250,705	6,111	139,380	4,868

Net realized investment gains								1,258
Interest expense								(4,194)
Income from continuing operations before income taxes								1,932
Income taxes								428
Income from continuing operations								1,504
Loss from discontinued operations								(224)
Loss on disposition of discontinued operations								(3,608)
Net loss								$(2,328)

Premiums Earned

Total premiums earned grew $10.4 million to $317.3 million from $306.9 million in 2007. The increase is primarily due to: (i) the Fully Insured Health segment which had a $9.0 million increase in premiums in 2008 compared to 2007, comprised primarily of: (a) a $6.7 million increase in student accident premiums as a result of a new program initiated in 2008, (b) a $6.2 million increase in dental premiums and $1.0 million increase in limited medical premiums as a result of continuing growth, offset by (c) a decrease of $4.1 million in short-term medical premiums primarily due to lower production caused in part by an increase in rates, and (d) a $1.0 million decrease in the small group line due to lower production caused in part by an increase in rates; (ii) a $1.7 million increase in group disability, life, annuities and DBL segment primarily due to increased retention in the LTD line; (iii) a $2.7 million increase in the individual life, annuities and other segment primarily as a result of the acquisition of a block of life and annuity business; offset by (iv) a decrease of $3.0 million in the Medical Stop-Loss segment primarily due to stricter underwriting guidelines and the termination of certain production sources in 2008.

Net Investment Income

Total net investment income decreased $2.1 million, primarily due to losses from limited investment partnerships in 2008 compared to income from limited investment partnerships recorded in 2007. The losses from investment partnerships were primarily the result of the continued disruption in the equity markets in 2008 and the primary cause of the decrease in the overall investment yield to 4.9% in 2008 from 5.3% in 2007. The decrease in the investment yield on bonds, equities and short-term investments to 5.2% in 2008 from 5.4% in 2007 is primarily due to a higher percentage of investments in states and political subdivisions in our investment portfolio which provide lower yields but result in tax-advantaged earnings.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) decreased $51.9 million to a net loss of $50.6 million in 2008 from a net gain of $1.3 million in 2007. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. Included in net realized investment gains (losses) for years ended December 31, 2008 and 2007 are pre-tax losses of $38.2 million and $.4 million, respectively, from other-than-temporary impairments primarily due to the write-down in value of investments in preferred stocks of certain financial institutions and fixed maturities (primarily Alt-A mortgage securities) primarily due to the severity of the decrease in fair value and length of time that these securities were in a loss position. In addition, the Company has recently become aware of certain activities engaged in by the non-affiliate broker-dealer that managed the trading accounts of the Company. The Company reduced the value of the assets held in such accounts to their estimated recoverable amounts. As a result, the Company recorded a $6.8 million pre-tax loss, net of expected recoveries, in the fourth quarter of 2008 related to such accounts. See Note 7 in the Notes to Consolidated Financial Statements included in item 8 of this report for more information about net realized investment gains and losses.

Fee Income and Other Income

Fee income decreased $4.4 million to $39.7 million from $44.1 million in 2007, primarily due to a decrease in administrative fees in the Fully Insured Health segment primarily as a result of decreases in gross premiums from the short-term medical and small group lines of business.

Total other income decreased $.5 million to $2.9 million from $3.4 million in 2007, primarily due to adjustments in 2007 in settlement of a reinsurance agreement.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves decreased $10.2 million. The decrease is mainly due to: (i) a decrease of $11.3 million in the Medical Stop-Loss segment, primarily resulting from a $11.9 million charge, before income taxes, in 2007 for reserve strengthening, as described in further detail in the Results of Operations for the Year Ended December 31, 2007; (ii) a decrease of $1.1 million in the group disability, life, annuities and DBL segment primarily due to decreases in the DBL ($1.3 million) and group term life ($1.2 million) lines due to improved loss ratios and claims experience offset by an increase in the LTD line ($1.8 million) due to increased retention and higher loss ratios; offset by  (iii) a $.6 million increase in the Fully Insured Health segment, primarily due to the increases in dental ($4.3 million) and student accident ($3.4 million) lines which correspond to premium growth, offset by decreases in the small group ($3.4 million) and short-term medical ($4.4 million) lines due to lower volumes of business and improved loss ratios; and (iv) a $1.6 million increase in the individual life, annuities and other segment primarily as a result of the acquisition of a block of life and annuity business.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.2 million in 2008 compared to 2007 partially as a result of the acquisition of a block of life and annuity policies in the second quarter of 2008.

Interest Expense on Debt

Interest expense decreased $.4 million primarily as a result of a lower average outstanding principal balance under a line of credit during 2008 compared to 2007 combined with lower variable interest rates on the junior subordinated debt securities in 2008 compared to 2007.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $4.5 million in 2008 as compared to 2007. The increase is primarily due to (i) a $3.9 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to (a) increases in commission and administrative expenses for the dental ($2.2 million) and student accident ($2.0 million) lines due to increased volume; (b) increase of $3.2  million primarily in commission expenses in the small group line due to higher profit commissions on 2007 business; offset by (c) a decrease of $.9 million in short-term medical expenses due to lower production; and (d) a decrease of $3.0 million primarily from administrative expenses at the third party administrators due in part to cost reductions; (ii) a $2.0 million increase in commission and administration expenses in the individual life, annuities and other segment as a result of  increased volume from the recent acquisition of a block of life and annuity policies; (iii) a $1.8 million increase in the group disability, life, annuities and DBL segment primarily due to the increase in retention of the LTD business; and (iv) a $3.2 million decrease in corporate overhead expenses (primarily employee benefits, audit expenses, interest income on accrued income tax refunds and a higher allocation of expenses to the subsidiaries).

Income Taxes

Income tax expense decreased $16.8 million resulting in a tax benefit of $16.4 million for 2008 from an expense of $.4 million in 2007. The effective tax rates were 40.1% and 22.2% for 2008 and 2007, respectively. The difference in the effective tax rates is primarily attributable to tax benefits generated by a pre-tax loss in 2008 coupled with other tax benefits derived from dividend received deductions ("DRDs") and tax exempt interest compared to tax expense generated by pre-tax income in 2007. During 2007, and continuing in 2008, the Company increased its positions in both state and political subdivision investments and preferred securities that generate tax exempt interest and DRDs, creating a greater benefit in 2008 than in 2007.

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

Information by business segment for the years ended December 31, 2007 and 2006 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$162,438	4,579	268	1,772	128,409	-	43,899	$(3,251)
Fully Insured	72,048	651	218	42,573	50,901	234	65,148	(793)
Group disability,
life, annuities
and DBL	45,220	10,671	60	459	34,774	141	14,564	6,931
Individual life,
annuities
and other	27,179	30,226	-	2,707	36,621	5,736	9,811	7,944
Corporate	-	(5)	-	-	-	-	5,958	(5,963)
Sub total	$306,885	46,122	546	47,511	250,705	6,111	139,380	4,868

Net realized investment gains								1,258
Interest expense								(4,194)
Income from continuing operations before income taxes								1,932
Income taxes								428
Income from continuing operations								1,504
Loss from discontinued operations								(224)
Loss on disposition of discontinued operations								(3,608)
Net loss								$(2,328)

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2006	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$153,087	3,950	699	3,169	107,864	-	40,417	$12,624
Fully Insured	32,590	192	-	29,938	19,128	102	42,399	1,091
Group disability,
life, annuities
and DBL	44,206	9,594	-	428	31,866	165	15,100	7,097
Individual life,
annuities and
other	28,787	31,761	-	1,057	39,034	5,103	9,428	8,040
Corporate	-	2,179	-	-	-	-	6,653	(4,474)
Sub total	$258,670	47,676	699	34,592	197,892	5,370	113,997	24,378

Net realized investment gains								625
Interest expense								(3,890)
Income from continuing operations before income taxes								21,113
Income taxes								6,632
Income from continuing operations								14,481
Loss from discontinued operations								(420)
Net income								$14,061

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

Cash Flows

As of December 31, 2008, the Company had $7.8 million of cash and cash equivalents compared with $72.8 as of December 31, 2007. The decrease in cash and cash equivalents was primarily offset by an increase in securities purchased under agreements to resell of $47.1 million. Total investments, net of amounts due to and from brokers, were $763.7 million and $779.4 million at December 31, 2008 and 2007, respectively.

Net cash provided by operating activities of continuing operations for the year ended December 31, 2008 was $3.3 million. Net cash used by operating activities of discontinued operations for the year ended December 31, 2008 was $18.0 million primarily due to cash used for the settlement of the Credit Life and Disability segment.

Net cash used by investing activities of continuing operations for the year ended December 31, 2008 was $47.0 million primarily as a result of net purchases of $79.1 million of fixed maturities and $47.1 million of securities under resale and repurchase agreements, partially offset by $15.7 million in net proceeds on sales of equity securities in addition to $57.3 million received in connection with the acquisition of a block of life insurance and annuity policies.

The Company has $478.9 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the year ended December 31, 2008, cash received from the maturities and other repayments of fixed maturities was $74.7 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to and from brokers, decreased $15.7 million during 2008 largely due to: (i) a $69.2 million increase in unrealized losses on available for sale securities; (ii) $38.2 million of losses realized for other-than-temporary impairments; (iii) $6.8 million of other net trading account losses; (iv) a $4.9 million decrease in partnership investments; (v) offset by $107.2 million of net purchases of short-term investments, resale agreements, and fixed maturities and equity securities available-for-sale.

The Company had net receivables from reinsurers of $100.7 million at December 31, 2008. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2008.

Other assets increased $39.8 million primarily due to a $39.0 million increase in net deferred tax assets recorded as a result of a $23.8 million net loss and $70.7 million of net unrealized losses on investment securities allocated to stockholders' equity.

The $60.1 million decrease in total stockholders' equity in 2008 is primarily due to a net loss of $23.8 million and a $38.2 million increase in after-tax net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's cash and investment assets, approximately 91.2% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at December 31, 2008. The Company's gross unrealized losses on available-for-sale securities totaled $99.2 million at December 31, 2008. Also at such date, approximately 99.1% of the Insurance Group's fixed maturities were investment grade and continues to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2008, approximately .9% (or $5.7 million) of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company has only one non-performing fixed maturity at December 31, 2008 with a carrying value of $.7 million, or .1% of the total carrying value of fixed maturities.

At December 31, 2008, the Company had $28.8 million invested in whole loan collateralized mortgage obligations ("CMOs") backed by Alt-A mortgages. Of this amount, 39.8% were in CMOs that originated in 2005 or earlier and 60.2% were in CMOs that originated in 2006. While these mortgages have seen lower market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The decline in fair value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets. Some of these financial institutions have exposure to sub-prime mortgages. The unrealized loss for CMO securities is primarily attributable to Alt-A mortgages as described above. The unrealized losses on corporate securities and state and political subdivision securities are due to wider spreads. Spreads have widened as investors shifted funds to U.S. Treasuries in response to the current market turmoil.

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(F)(vi) of the Notes to Consolidated Financial Statements in Item 8 of this report. For the years ended December 31, 2008 and 2007 the Company recorded losses of $38.2 million and $.4 million, respectively, for other-than-temporary impairments. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2008 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$37,431	$8,119	$2,087	$-	$47,637
Equity securities	3,292	10,083	-	-	13,375

Total	$40,723	$18,202	$2,087	$-	$61,012

The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2008. In 2008, the Company experienced an increase in net unrealized losses of $70.7 million which, net of deferred tax benefits of $21.2 million and net of deferred policy acquisition costs of $11.3 million, decreased stockholders' equity by $38.2 million (reflecting net unrealized losses of $54.3 million at December 31, 2008 compared to net unrealized losses of $16.1 million at December 31, 2007). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

Health Reserves

The following table summarizes the prior year net unfavorable amount incurred in 2008 according to the year to which it relates, together with the opening reserve balance (net of reinsurance recoverable) to which it relates (in thousands):

	Reserves at	Prior Year Amount
	January 1, 2008	Incurred in 2008
Total Reserves
2007	$77,214	$(103)
2006	9,280	1,597
2005	5,342	(6)
2004 and Prior	11,641	89

Total	$103,477	$1,577

The following sections describe, for each segment, the deficiency - unfavorable development or redundancy - favorable development experienced in 2008, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced net unfavorable development of $3.3 million in the Medical Stop-Loss segment primarily related to $3.2 million of negative development on the 2007 reserves. With respect to the 2007 reserves, the deficiency was the result of on-going analysis of recent loss development trends with respect to 2007 primarily attributable to the increased frequency of claims and the severity of primary claims. In the third quarter of 2007, the Company identified a material increase in claims and reserves with respect to business written in 2006. Such adverse development was primarily driven by the frequency of claims relative to the business written in that year proving significantly higher than what would have been predicted by prior loss development patterns.  This increased frequency of medical stop-loss claims was due, in part, to increased severity of primary claims.

Fully Insured Health

The Company experienced $1.2 million of favorable development in the Fully Insured Health segment primarily related to $1.0 million on the 2007 business. The favorable development in the Fully Insured Health segment in 2008 is related to overestimating the seasonality patterns of the business having HDHPs in 2007.

Group Disability

The Group Disability segment had an unfavorable development of $.2 million.  This amount consists of a favorable development of $1.4 million on the 2007 reserves primarily due to DBL and a net unfavorable development of $1.6 million for all other years due to LTD.

Due to the long-term nature of LTD, in establishing loss reserves the Company must make estimates for case reserves, incurred but not reported reserves (“IBNR”), and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the Company’s best estimate of the present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, results can vary from year to year solely on the basis of one or two policies.  It is not uncommon for a reserve of several hundred thousand dollars to be associated with one policy.  If a small number of claimants with large policy reserves were to recover or a few large claims were incurred, the results could distort the Company’s reserve estimates from year to year.  However, there were no individual factors in 2008 that caused the unfavorable development in LTD. With respect to DBL, reserves for the most recent quarter of earned premium are established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Reserves associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The favorable development in the DBL line is due to lower than expected claims.

There were normal fluctuations to the Company's experience factor. The IBNR factors were updated to reflect the current experience. The reserving process used by management was consistent from 2007 to 2008.

Individual Accident and Health and Other

The Individual Accident and Health and Other segment had favorable development of $.7 million. The Company experienced $.5 million favorable variance related to 2007 reserves on our Blanket Accident and sickness product that is sold to volunteer fire districts, due to lower claims experience than historically experienced. The Company had $.2 million favorable variance on all other Individual A&H lines related to 2007 and prior reserves. The reserving process used by management was consistent from 2007 to 2008.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, December 2003 and March 2003, the Company borrowed $15.0 million, $12.0 million and $10.0 million, respectively, through pooled trust preferred issuances by unconsolidated subsidiary trusts. In August 2006, the Company entered into a $15.0 million line of credit, all of which was drawn down at that time. At December 31, 2008, $10.0 million remains outstanding due to scheduled reductions of $2.5 million in this line of credit in both August 2007 and 2008. See Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2008 (in thousands):

		Junior				Funds
		Subordinated	Interest		Insurance	on
	Debt	Debt	On Debt	Leases	Reserves	Deposit	Total

2009	$10,000	$-	$2,733	3,279	$173,141	$41,120	$230,273
2010		-	1,980	3,152	49,345	39,387	93,864
2011	-	-	1,980	3,088	40,089	36,204	81,361
2012	-	-	1,980	2,183	30,928	33,733	68,824
2013	-	-	1,980	1,623	28,927	31,658	64,188
2014 and
Thereafter	-	38,146	39,935	5,560	156,461	229,086	469,188
Totals	$10,000	$38,146	$50,588	$18,885	$478,891	$411,188	$1,007,698

OUTLOOK

For 2009 , IHC’s business plan is to: (i) continue to maintain the profitability of our Fully Insured Health business, while selectively pursuing new opportunities that leverage our vertically integrated strategy of generating fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (ii) expand the distribution and continue to improve the profitability of our Medical Stop-Loss business, (iii) proactively adjust our mix of business to take advantage of market conditions, and (iv) continue to expand the distribution of our life and disability products. IHC believes it will be successful in mitigating any impact from proposed federal health care reform legislation, if enacted, as well as the impact of the current economic downturn because of our reliance on controlled distribution and our mix of business.

The following summarizes what IHC has accomplish ed and the outlook for 2009 and beyond by segment.

Historic Core Lines of Business

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters ("MGUs") and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for our two primary product segments (Medical Stop-Loss and group disability, life, annuities and DBL).  While it is always our intent to emphasize underwriting profits and not top line growth , the medical stop-loss industry as a whole succumbed to pricing pressures caused by an unexpectedly long down cycle (or "soft" market) from 2004 through 2008.  As a consequence of these market conditions, we made a decision to curtail our growth and our 2008 loss ratios are improved. Due to stricter underwriting guidelines and the termination of several MGUs in 2008, we expect a decline in stop-loss premiums in 2009. The Company expects its gross group life and disability premiums to increase in 2009 as a result of taking over an estimated $18 million block from an insurer that exited the market, of which we will retain approximately 20%.

With respect to distribution , Standard Security Life is approved to write Medical Stop-Loss in all 50 states and Madison National Life in 49 states. Standard Security Life is currently contacted to write this product through nine MGUs, and Madison National Life through one. T he Company has a significant ownership interest in five of these MGUs (including those owned by AMIC), which produced $ 99.8 million ( 53.9%) of Medical Stop-Loss premium s written on IHC paper in 2008 ..

Fully Insured Health Segment

The Fully Insured Health market (estimated at $500 billion) in the U.S. is a much larger market than the Medical Stop-Loss market (estimated at $4 billion). The Company limited the amount of its growth in this segment in 2008 and expects to continue to do so in 2009. In the event we determine to accelerate our growth, we are optimistic that (as a result of its multiple product filings, distribution sources, and the sheer size of the market) our Fully Insured Health business could grow while maintaining profitable underwriting results.

Investments

Due to the continued turmoil in the capital markets, IHC, like many insurance and other companies in the financial sector, recognized a loss in 2008 for other-than-temporary impairments.  These impairments were realized on certain investments in preferred stocks and fixed maturities (primarily Alt-A mortgage securities). These preferred stocks were investment-grade preferred stocks issued by well-known financial institutions and account for approximately 4% of our total investment portfolio. Our fixed maturity portfolio continues to be rated on average AA, and the Company considers all unrealized losses in this category to be temporary.  We have no direct investments in sub-prime mortgages, although approximately 4% of our total investment portfolio is Alt-A mortgages.  While these mortgages have seen lower market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance. Our book value per share decreased to $10.56 at December 31, 2008 from $14.63 at December 31, 2007 due to a net loss and changes in the fair value of our investment portfolio.  To the extent that the capital markets remain unsettled, we may continue to see volatility in the market price of our equity and fixed maturity securities, which could have a negative impact on our net income and book value per share.

Summary

In summary, the Company anticipates improved operating performance in 2009 as a result of (i) increased profitability from its multiple F ully I nsured H ealth P roducts through varied distribution channels; (ii) continuing improvement in the profitability of its Medical Stop-Loss business; and (iii) reduced susceptibility to market cycles due to a better balance in our fully insured health business ..

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2008:

	Estimated	Estimated Change
Change in Interest Rates	Fair Value	In Fair Value
	(In millions)
200 basis point rise	$527.4	$(81.1)
100 basis point rise	565.3	(43.2)
Base scenario	608.5	-
100 basis point decline	655.0	46.5
200 basis point decline	705.3	96.8

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

See Index to Consolidated Financial Statements and Schedules on page 58.

ITEM  9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

IHC's Chief Executive Officer and Chief Financial Officer supervised and participated in IHC's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in IHC's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, IHC's Chief Executive Officer and Chief Financial Officer concluded that IHC's disclosure controls and procedures are effective.

There was no change in IHC's internal control over financial reporting during the fourth quarter of 2008 that materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

The results of the Audit Committee’s review which was conducted in the second and third quarters, concluded that the irregularities: (i) existed at the time the Company acquired the subsidiary in question; and (ii) related exclusively to activities at the subsidiary that occurred prior to its acquisition by the Company. The former shareholders of the subsidiary indemnified the Company in connection with all deficiencies in accounts and entered into an agreement further to indemnify the Company for: (i) any future undisclosed liability identified as having existed at the time the Company acquired such subsidiary, (ii) all costs incurred in connection with the Audit Committee’s review of the matter and (iii) all other costs incurred, or to be incurred, by the Company in connection with the matter.  The results of the review were shared with the Company’s independent registered public accounting firm.

In addition, the following remedial actions have been taken by management: (i) all deficiencies in certain accounts controlled by the subsidiary identified as resulting from the irregularities were corrected; (ii) existing financial controls relating to the affected accounts were augmented; and (iii) certain appropriate changes in personnel were implemented.  Although the Company believes that such remedial steps have been sufficient to address any financial impact of the matter, there can be no assurance that additional liabilities will not be identified or costs incurred. Sufficient work has been done to enable management to conclude that: (i) no restatement of previously reported financial statements is required; and (ii) the irregularities do not affect management’s previous conclusion that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Report of Management on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm are included in Item 8 of this Form 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission.

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

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2009, which definitive proxy statement will be filed with the SEC.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2009, which definitive proxy statement will be filed with the SEC.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2009, which definitive proxy statement will be filed with the SEC.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2009, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 58.

(a) (3) EXHIBITS

See Exhibit Index on page 115.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2009.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President, and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 16th day of March, 2009.

/s/ Larry R. Graber

Larry R. Graber

Director and Senior Vice President

/s/ Allan C. Kirkman

Allan C. Kirkman

Director

/s/ John L. Lahey

John L. Lahey

Director

/s/ Steven B. Lapin

Steven B. Lapin

Director and Vice Chairman

/s/ Edward Netter

Edward Netter

Director and Chairman

/s/ James G. Tatum

James G. Tatum

Director

/s/ Roy T.K. Thung

Roy T.K. Thung

Director, President, and

Chief Executive Officer

(Principal Executive Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE

Report of Management on Internal Control Over Financial Reporting	59

Reports of Independent Registered Public Accounting Firm	60

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2008 and 2007	63

Consolidated Statements of Operations for the years ended
December 31, 2008, 2007 and 2006	64

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 2008, 2007 and 2006	65

Consolidated Statements of Cash Flows for the years ended
December 31, 2008, 2007 and 2006	66

Notes to Consolidated Financial Statements	67

SCHEDULES:*

Summary of investments - other than investments in related parties at
December 31, 2008 (Schedule I)	110

Condensed financial information of parent company (Schedule II)	111

Supplementary insurance information (Schedule III)	114

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

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2008, IHC's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Annual Report, has issued an audit report on the effective operation of IHC's internal control over financial reporting as of December 31, 2008, which is included herein on page 60.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited Independence Holding Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Holding Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated balance sheets of Independence Holding Company and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to III.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Independence Holding Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 16, 2009

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2008	2007
	(In thousands, except share data)
ASSETS:
Investments:
Short-term investments	$52	$9,001
Securities purchased under agreements to resell	60,823	13,757
Fixed maturities, available-for-sale	608,487	611,906
Equity securities, available-for-sale	54,007	98,496
Other investments	37,724	42,899

Total investments	761,093	776,059

Cash and cash equivalents	7,767	72,823
Due from securities brokers	2,598	5,188
Investment in American Independence Corp. ("AMIC")	41,217	40,475
Deferred acquisition costs	62,401	45,447
Due and unpaid premiums	55,663	64,444
Due from reinsurers	139,052	143,710
Premium and claim funds	52,171	49,468
Notes and other receivables	16,000	13,872
Goodwill	52,331	51,695
Other assets	83,601	43,774

TOTAL ASSETS	$1,273,894	$1,306,955

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$199,160	$201,994
Insurance reserves-life and annuity	279,731	248,253
Funds on deposit	411,188	383,711
Unearned premiums	16,727	22,415
Policy claims-health	12,158	10,419
Policy claims-life	10,738	10,639
Other policyholders' funds	21,888	17,738
Due to securities brokers	-	1,852
Due to reinsurers	38,406	43,571
Accounts payable, accruals and other liabilities	69,508	70,303
Liabilities related to discontinued operations	3,542	22,563
Debt	10,000	12,500
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,111,192	1,084,104

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares
authorized; 15,434,891 and 15,366,281 shares issued,
respectively; 15,402,136 and 15,228,521 shares out-
standing, respectively	15,435	15,366
Paid-in capital	101,086	99,805
Accumulated other comprehensive loss	(54,291)	(16,125)
Treasury stock, at cost; 32,755 and 137,760 shares,
respectively	(326)	(2,626)
Retained earnings	100,798	126,431

TOTAL STOCKHOLDERS' EQUITY	162,702	222,851

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,273,894	$1,306,955

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,

	2008	2007	2006
	(In thousands, except per share data)
REVENUES:
Premiums earned:
Health	$280,214	$272,748	$225,264
Life and annuity	37,074	34,137	33,406
Net investment income	44,044	46,122	47,676
Fee income	39,672	44,083	32,533
Net realized investment gains (losses)	(50,648)	1,258	625
Equity income from AMIC	480	546	699
Other income	2,851	3,428	2,059

	353,687	402,322	342,262
EXPENSES:
Insurance benefits, claims and reserves:
Health	192,504	203,511	149,878
Life and annuity	48,033	47,194	48,014
Selling, general and administrative expenses	143,912	139,380	113,997
Amortization of deferred acquisition costs	6,345	6,111	5,370
Interest expense on debt	3,776	4,194	3,890

	394,570	400,390	321,149

Income (loss) from continuing operations before
income taxes (benefits)	(40,883)	1,932	21,113
Income taxes (benefits)	(16,399)	428	6,632

Income (loss) from continuing operations	(24,484)	1,504	14,481

Discontinued operations:
Income (loss) from discontinued operations	524	(224)	(420)
Gain (loss) on disposition of discontinued operations	120	(3,608)	-

NET INCOME (LOSS)	$(23,840)	$(2,328)	$14,061

Basic income (loss) per common share:
Income (loss) from continuing operations	$(1.59)	$.10	$.97
Income (loss) from discontinued operations	.03	(.01)	(.02)
Gain (loss) on disposition of discontinued operations	.01	(.24)	-
Basic income (loss) per common share	$(1.55)	$(.15)	$.95

WEIGHTED AVERAGE SHARES OUTSTANDING	15,387	15,196	14,872

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(1.59)	$.10	$.95
Income (loss) from discontinued operations	.03	(.01)	(.02)
Gain (loss) on disposition of discontinued operations	.01	(.24)	-
Diluted income (loss) per common share	$(1.55)	$(.15)	$.93

WEIGHTED AVERAGE DILUTED SHARES
OUTSTANDING	15,387	15,311	15,167

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
				ACCUMULATED
				OTHER				TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK		RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY
				(In thousands, except share data)

BALANCE AT DECEMBER 31, 2005	14,235,066	$14,235	$78,554	$(8,414)	(102,917)	$(1,829)	$116,205	$198,751
Adjustment to January 1, 2006 beginning
balance for adoption of Staff
Accounting Bulletin No. 108							558	558
January 1, 2006 balance, as adjusted	14,235,066	14,235	78,554	(8,414)	(102,917)	(1,829)	116,763	199,309
Net income							14,061	14,061
Net change in unrealized gains (losses)				(888)				(888)
Total comprehensive income								13,173
Purchase of treasury stock					(58,315)	(1,180)		(1,180)
Exercise of common stock options and
related tax benefits	438,050	438	5,210		40,170	725	(545)	5,828
Common stock dividend ($.05 per share)							(757)	(757)
Purchase of IAC	446,663	447	9,175					9,622
Purchase of CAIS	46,250	46	1,012					1,058
Other stock issuances	127,833	128	2,438		1,417	25		2,591
Share-based compensation expense			1,401		1,250	22		1,423
Other capital transactions			83					83

BALANCE AT DECEMBER 31, 2006	15,293,862	15,294	97,873	(9,302)	(118,395)	(2,237)	129,522	231,150
Net loss							(2,328)	(2,328)
Net change in unrealized gains (losses)				(6,823)				(6,823)
Total comprehensive loss								(9,151)
Purchase of treasury stock					(19,865)	(398)		(398)
Exercise of common stock options and
related tax benefits	51,040	51	628					679
Common stock dividend ($.05 per share)							(763)	(763)
Share-based compensation expense and
related tax benefits	21,384	21	1,311		500	9		1,341
Other capital transactions	(5)		(7)					(7)

BALANCE AT DECEMBER 31, 2007	15,366,281	15,366	99,805	(16,125)	(137,760)	$(2,626)	126,431	222,851
Net loss							(23,840)	(23,840)
Net change in unrealized gains (losses)				(38,166)				(38,166)
Total comprehensive loss								(62,006)
Stock issuance					127,520	2,422	(1,021)	1,401
Purchase of treasury stock					(23,015)	(133)		(133)
Exercise of common stock options and
related tax benefits	45,094	45	73					118
Common stock dividend ($.05 per share)							(771)	(771)
Share-based compensation expense and
related tax benefits	23,516	24	1,178		500	11	(1)	1,212
Other capital transactions			30					30

BALANCE AT DECEMBER 31, 2008	15,434,891	$15,435	$101,086	$(54,291)	(32,755)	$(326)	$100,798	$162,702

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,

	2008	2007	2006
	(In thousands)
Cash Flows Provided By (Used By) Operating Activities:
Net income (loss)	$(23,840)	$(2,328)	$14,061
Adjustments to net income (loss):
(Gain) loss from discontinued operations	(524)	224	420
(Gain) loss on disposition of discontinued operations	(120)	3,608	-
Amortization of deferred acquisition costs	6,345	6,111	5,370
Net realized investment gains (losses)	50,648	(1,258)	(625)
Equity income from AMIC and other equity method investments	(1,143)	(972)	(1,518)
Depreciation and amortization	5,328	4,857	2,963
Share-based compensation expenses	1,180	1,325	1,567
Deferred tax expense (benefit)	(18,101)	(6,254)	3,045
Other	(2,199)	574	1,324
Changes in assets and liabilities:
Net sales of trading securities	493	715	850
Change in insurance liabilities	(12,113)	34,252	(13,190)
Additions to deferred acquisition costs	(3,109)	(4,347)	932
Change in net amounts due from and to reinsurers	(507)	(9,443)	25,942
Change in premium and claim funds	(2,703)	1,776	(25,496)
Change in income tax liability	(1,531)	(547)	(5,310)
Change in due and unpaid premiums	8,842	(40,584)	1,643
Change in other assets	(1,902)	(4,404)	(1,681)
Change in other liabilities	(2,261)	12,262	7,200

Net change in cash from operating activities of continuing operations	2,783	(4,433)	17,497
Net change in cash from operating activities of discontinued operations	(18,030)	(543)	(462)

Net change in cash from operating activities	(15,247)	(4,976)	17,035

Cash Flows Provided By (Used By) Investing Activities:
Change in net amount due from and to securities brokers	738	(2,676)	(3,565)
Net sales (purchases) of short-term investments	3,254	1,063	(1,103)
Net sales (purchases) of securities under resale
and repurchase agreements	(47,066)	55,092	(24,450)
Sales of equity securities	60,600	60,149	114,116
Purchases of equity securities	(44,905)	(110,441)	(110,374)
Sales of fixed maturities	393,210	266,592	337,819
Maturities and other repayments of fixed maturities	74,692	51,021	2,700
Purchases of fixed maturities	(546,969)	(262,250)	(327,981)
Proceeds of sales of other investments	2,000	16,711	10,436
Additional investments in other investments, net of distributions	6,614	(4,151)	(5,770)
Cash paid in acquisitions of companies, net of cash acquired	(998)	(9,034)	(20,950)
Investment in AMIC	(1,401)	-	-
Cash received in acquisitions of policy blocks	57,279	104	4,979
Change in notes and other receivables	(1,628)	197	(888)
Other	(2,437)	(1,001)	(5,971)

Net change in cash from investing activities	(47,017)	61,376	(31,002)

Cash Flows Provided By (Used By) Financing Activities:
Proceeds from issuance of common stock	1,401	-	2,500
Repurchases of common stock	(133)	(398)	(1,180)
Exercises of common stock options	173	570	3,488
Excess tax (expense) benefit from exercises of common stock options	(363)	35	1,821
Proceeds of investment-type insurance contracts	(602)	1,933	10,451
Proceeds of debt	-	-	2,500
Repayment of debt	(2,500)	(2,500)	-
Dividends paid	(768)	(760)	(729)

Net change in cash from financing activities	(2,792)	(1,120)	18,851

Net change in cash and cash equivalents	(65,056)	55,280	4,884
Cash and cash equivalents, beginning of year	72,823	17,543	12,659

Cash and cash equivalents, end of year	$7,767	$72,823	$17,543

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At December 31, 2008, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC") which owns Independence American Insurance Company (“Independence American”), three MGUs and controlling interests in two agencies.

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  Amounts in years prior to 2007 have been restated in the consolidated financial statements and Notes thereto in order to present the credit life and disability segment as discontinued operations.

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 53% of IHC's outstanding common stock at December 31, 2008.

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

(C)

 Reclassifications

Certain amounts in prior years' consolidated financial statements and Notes thereto have been reclassified to conform to the 2008 presentation.

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

 (F)

Investment Securities

(i) Investments in fixed maturities, redeemable preferred securities, equity securities and derivatives (options and options on futures contracts) are accounted for as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value").  Changes in fair value are credited or charged, as appropriate, to net realized investment gains (losses) in the Consolidated Statements of Operations.

(b) Securities not held for trading purposes which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, directly to accumulated other comprehensive income or loss (a component of stockholders' equity). Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to net realized investment gains (losses) in the Consolidated Statements of Operations.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investments gains in the Consolidated Statements of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities. There were no such transactions outstanding at December 31, 2008 and 2007.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains and losses), credited or charged, as appropriate, to net realized investment gains (losses) in the Consolidated Statements of Operations (hedge accounting is not applied to these derivatives). There were no such derivative transactions outstanding at December 31, 2008 and 2007.

(v) Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments.

(vi) The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to net realized investment gains (losses) in the Consolidated Statements of Operations, establishing a new cost basis for the security. Beginning in the fourth quarter of 2008, for the purpose of other-than-temporary impairment evaluations, preferred stocks are treated in a manner similar to debt securities. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For structured securities, such as mortgage-backed securities, an impairment loss is recognized when there has been a decrease in expected cash flows and/or a decline in the security's fair value below cost.

(G)

Investment in American Independence Corp.

The Company's investment in AMIC is carried on the equity method, with the Company's share of equity income or loss credited or charged, as appropriate, to the Consolidated Statements of Operations with a corresponding change to the investment in AMIC. The investment in AMIC, including related goodwill, is reviewed to determine whether an other-than-temporary impairment has occurred. If a decline in fair value is judged by management to be other-than-temporary, a loss is recognized by a charge to the Consolidated Statements of Operations. No such loss was recognized in 2008, 2007 or 2006.

(H)

Other Investments

Partnership interests relate to limited investment partnerships that have relatively "market neutral" arbitrage strategies, or strategies that are relatively insensitive to interest rates and insurance related limited operating partnerships. All securities held by these partnerships are carried at fair value.  The Company's partnership interests are carried on the equity method, which approximates the Company's equity in the underlying net assets of the partnerships. Equity income or loss is credited or charged, as appropriate, to the Consolidated Statements of Operations.

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

In accordance with Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"), internal replacements of insurance and investment contracts other than those specifically described in SFAS 97 will be accounted for as an extinguishment of the replaced contract resulting in a release of the unamortized deferred acquisition costs, unearned revenue, and deferred sales inducements associated with the replaced contract.

Health

For credit health insurance policies accounted for under SFAS No. 60, amortization of DAC is charged to expense in proportion to premium revenue recognized.

Deferred acquisition costs have been increased  by $11,340,000, $203,000 and $7,000 in 2008, 2007 and 2006, respectively, representing the portion of unrealized losses on investment securities available-for-sale that have been allocated to deferred acquisition costs on interest sensitive products rather than to stockholders' equity as a component of other comprehensive income or loss.

(J)

Property and Equipment

Property and equipment of $5,991,000 and $6,022,000 are included in other assets at December 31, 2008 and 2007, respectively, net of accumulated depreciation and amortization of $9,325,000 and $7,130,000, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2008 and 2007. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

(L)

Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 2.5% to 8.0% in 2008, and 2.5% to 8.1% in 2007 and 2006. The average credited rate was 4.1% in 2008, 4.2% in 2007, and 4.6% in 2006.

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

(N)

 Participating Policies

Participating policies represent 11.8%, 9.4% and 9.0% of the individual life insurance in-force and 4.7%, 3.1% and 3.5% of the net life and annuity premiums earned, as of and for the years ended December 31, 2008, 2007 and 2006, respectively, and provide for the payment of dividends.  Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. At December 31, 2008 and 2007, the insurance companies' stockholders' equity was not restricted because of participating policyholders' surplus.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109" ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 was effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of Interpretation 48 was reported as an adjustment to retained earnings as of the beginning of the year of adoption. The amount of the cumulative-effect adjustment was the difference between the net amount of assets and liabilities recognized in the balance sheet prior to the application of Interpretation 48 and the net amount of assets and liabilities recognized as a result of applying Interpretation 48. The adoption of Interpretation 48 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements and the Company believes there are no significant tax positions that would require disclosure under Interpretation 48. Interest and penalties are classified as other interest expense and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Internal Revenue Service is currently auditing our 2003 and 2004 consolidated income tax returns. Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

(P)

Income Per Common Share

Included in the diluted earnings per share calculation for 2007 and 2006, respectively, are 115,000 and 295,000 incremental common shares from the assumed exercise of dilutive stock options and from the assumed vesting of dilutive restricted stock, computed using the treasury stock method. For the year ended December 31, 2008, such shares were deemed anti-dilutive.

(Q)

Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(R)

Share-Based Compensation

Share-based compensation transactions are accounted for in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123R"). Compensation cost is measured based on grant-date fair value and is recognized in the Consolidated Statements of Operations over the requisite service period (which is usually the vesting period). For share-based awards with only service conditions, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award.

(S)

Goodwill and Other Intangible Assets

Goodwill related to the Company's equity method investment in AMIC is considered in the evaluation of whether there has been an other-than-temporary decline in value of the overall investment in AMIC. All other goodwill carrying amounts are evaluated for impairment at the reporting unit level, at least annually. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment write-down of goodwill and other intangible assets would be charged to expense. No impairment charge was required in 2008, 2007 or 2006.

At December 31, 2008, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2008.  The Company does not believe that an impairment of goodwill exists at this time.

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

At December 31, 2008 and 2007, the Company had an interest rate swap agreement that was designated and effective as a cash flow hedge in accordance with SFAS 133. The objective of the swap is to reduce the variability in cash flows associated with the re-pricing of interest rates on certain variable rate debt. Changes in fair value of the swap are recorded in accumulated other comprehensive income or loss and are reclassified to net income as earnings are affected by the variability in the interest payments on the hedged debt.

(U)

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”).  SAB 108 requires quantification of prior year immaterial uncorrected misstatements under both the "rollover approach" and the "iron curtain approach." The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. Prior to SAB 108, the Company utilized the rollover approach when quantifying misstatements. The provisions of SAB 108 were applied to financial statements for fiscal years ending after November 15, 2006.

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

(V)

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In November 2008, the FASB issued EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," ("EITF No. 08-7").  EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them.  As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting.  Defensive intangible assets should not be included as part of the cost of the acquirer's existing intangible assets because the defensive intangible assets are separately identifiable.  Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157.  EITF No. 08-7 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF No. 08-7 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-6, "Equity Method Investment Accounting” (“EITF No. 08-6”).  EITF No. 08-6 requires that the cost basis of an equity method investment be determined by using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of the investment and would exclude the value of contingent consideration.  Equity method investments are subject to other-than-temporary impairment analysis, however, an equity investor shall not separately test an investee’s underlying assets for impairment.  EITF No. 08-6 also requires an equity investor to account for a share issuance by an investee as if the investor had sold a proportionate share if its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  EITF No. 08-6 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF No. 08-6 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of FSP EITF No. 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP FAS 142-3 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Standards

In January 2009, the FASB issued FSP No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" ("FSP EITF 99-20-1"). FSP EITF 99-20-1 aligns the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets," with that in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company's consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”).  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, requiring public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  FSP FAS 140-4 and FIN 46(R)-8 shall be effective for annual or interim periods ending after December 15, 2008.  The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP FAS 133-1 and FIN 45-4"). FSP FAS 133-1 and FIN 45-4 expands the disclosure requirements of SFAS 133 for sellers of credit derivatives and hybrid instruments that have embedded credit derivatives to include (a) the nature of the credit derivative, including the approximate term, the reasons for entering into the credit derivative and the events or circumstances that would require the seller to perform under the credit derivative and the current status of the payment/performance risk of the credit derivative, (b) the maximum potential amount of future payments (undiscounted) the seller could be required to make under the credit derivative, (c) the fair value of the credit derivative, and (d) the nature of (1) any recourse provisions that would enable the seller to recover from third parties any of the amounts paid under the credit derivative, and (2) any assets held either as collateral or by third parties that, upon the occurrence of any specified triggering event or condition, the seller can obtain and liquidate to recover all or a portion of the amounts paid under the credit derivative. With respect to hybrid instruments that have an embedded credit derivative, the seller shall disclose the required information for the entire hybrid instrument, not just the embedded derivative. Disclosure requirements of Interpretation 45 were expanded to include the current status of the payment/performance risk of the guarantee. FSP FAS 133-1 and FIN 45-4 shall be effective for annual or interim periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial statements.

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

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2008, Standard Security Life and Madison National Life ceded to Independence American an average of 23% of their medical stop-loss business, 10% of certain of their fully insured health business and 20% of their New York Statutory Disability Business.  IHC owned 49.7% and 48% of AMIC's outstanding common stock at December 31, 2008 and 2007, respectively, which was purchased in various transactions from 2002 through 2008. In January 2008, the Company purchased 165,656 shares of AMIC's common stock at $8.46 per share and recorded negative goodwill of $248,000. IHC accounts for its investment in AMIC under the equity method. At December 31, 2008 and 2007, IHC's investment in AMIC had a total carrying value of $45,439,000 and $44,945,000, respectively, including goodwill of $4,222,000 and $4,470,000, respectively. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates.

For the years ended December 31, 2008, 2007 and 2006, IHC recorded $480,000, $546,000, and $699,000, respectively, of equity income from its investment in AMIC representing IHC's proportionate share of income based on its ownership interests during the respective years. AMIC paid no dividends on its common stock in 2008, 2007 and 2006.

The fair value of the AMIC shares owned by IHC was approximately $11,541,000 at December 31, 2008, based on the closing market price of AMIC's common stock.

The condensed balance sheets of AMIC at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)

Investments, at fair value	$52,847	$60,148
Cash and restricted cash	11,381	21,485
Goodwill	23,561	20,485
Deferred tax asset, net	12,584	12,455
Other assets	30,252	27,542

Total assets	$130,625	$142,115

Insurance liabilities	$39,740	$47,512
Other liabilities	7,524	9,874

Total liabilities	47,264	57,386

Minority interest	429	52

Total stockholders' equity	82,932	84,677

Total liabilities and stockholders’ equity	$130,625	$142,115

AMIC's condensed operating results for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)

Revenues	$113,312	$119,096	$81,485
Expenses	111,641	117,267	79,017

Income from continuing operations before
income taxes	1,671	1,829	2,468
Provision for income taxes	631	691	960

Income from continuing operations	1,040	1,138	1,508
Loss from discontinued operations	(75)	-	(54)

Net income	$965	$1,138	$1,454

Net income per common share:
Basic	$.11	$.13	$.17
Diluted	$.11	$.13	$.17

IHC and its subsidiaries earned $805,000, $776,000 and $622,000 for the years ended December 31, 2008, 2007 and 2006, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, marketing, compliance, underwriting and claims.

The Company ceded premiums to AMIC of $57,031,000, $68,143,000 and $56,854,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Benefits to policyholders on business ceded to AMIC were $39,670,000 in 2008, $50,128,000 in 2007, and $39,611,000 in 2006.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $76,835,000, $85,749,000 and $90,518,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and net commission expense of $3,632,000, $4,174,000 and $4,962,000 for the years ended December 31, 2008, 2007 and 2006, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Consolidated Balance Sheets at December 31, 2008 and 2007, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers - $18,394,000 and $19,263,000; Other assets - $3,009,000 and $6,592,000; and Other liabilities - $404,000 and $242,000.

Note 3.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2008, the Company had $60,823,000 in resale agreements outstanding, all of which settled on January 2, 2009 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Note 4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	December 31, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALISED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$212,620	$895	$(32,876)	$180,639
CMOs (1)	134,068	711	(13,466)	121,313
U.S. Government obligations	6,402	199	-	6,601
Agency MBS (2)	44,733	515	-	45,248
GSEs (3)	9,815	-	(242)	9,573
States and political subdivisions	283,237	3	(38,127)	245,113

Total fixed maturities	$690,875	$2,323	$(84,711)	$608,487

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Preferred stocks	$68,538	$-	$(14,531)	$54,007

Total equity securities	$68,538	$-	$(14,531)	$54,007

	December 31, 2007
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$273,186	$623	$(10,609)	$263,200
CMOs (1)	166,449	333	(4,501)	162,281
U.S. Government obligations	6,284	146	-	6,430
Agency MBS (2)	40,039	293	(202)	40,130
GSEs (3)	86,741	203	(1,059)	85,885
States and political subdivisions	54,088	453	(561)	53,980

Total fixed maturities	$626,787	$2,051	$(16,932)	$611,906

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$19,479	$416	$(1,567)	$18,328
Preferred stocks	91,883	204	(11,919)	80,168

Total equity securities	$111,362	$620	$(13,486)	$98,496

(1)

Collateralized mortgage obligations (“CMOs”).

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

 The amortized cost and fair value of fixed maturities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$9,994	$9,500	1.6%
Due after one year through five years	44,507	38,517	6.3%
Due after five years through ten years	80,673	68,651	11.3%
Due after ten years	370,090	318,625	52.4%

	505,264	435,293	71.6%

CMO and MBS
15 year	135,369	122,588	20.1%
20 year	1,078	1,046.2%
30 year	49,164	49,560	8.1%

	$690,875	$608,487	100.0%

The following table summarizes, for all securities in an unrealized loss position at December 31, 2008 and 2007, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$44,316	$6,681	$117,035	$26,195	$161,351	$32,876
CMOs	12,566	2,853	38,962	10,613	51,528	13,466
GSE	4,311	119	5,262	123	9,573	242
States and political
subdivisions	218,106	36,330	11,911	1,797	230,017	38,127
Total fixed maturities	279,299	45,983	173,170	38,728	452,469	84,711
Preferred stocks-perpetual	33,231	12,003	4,223	486	37,454	12,489
Preferred stocks-with maturities	8,616	1,377	7,937	665	16,553	2,042
Total temporarily impaired
securities	$321,146	$59,363	$185,330	$39,879	$506,476	$99,242

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$35,545	$1,244	$165,054	$9,365	$200,599	$10,609
CMOs	55,745	1,795	81,953	2,706	137,698	4,501
Agency MBS	-	-	16,441	202	16,441	202
GSE	1,402	20	41,621	1,039	43,023	1,059
States and political
subdivisions	16,126	427	5,571	134	21,697	561
Total fixed maturities	108,818	3,486	310,640	13,446	419,458	16,932
Common stocks	10,177	1,484	500	83	10,677	1,567
Preferred stocks-perpetual	42,816	9,193	3,370	346	46,186	9,539
Preferred stocks-with maturities	19,382	1,665	3,597	715	22,979	2,380
Total temporarily impaired
securities	$181,193	$15,828	$318,107	$14,590	$499,300	$30,418

Substantially all of the unrealized losses at December 31, 2008 and 2007 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions is due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil. At December 31, 2008, the Company had $28,758,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 39.8% were in CMOs that originated in 2005 or earlier and 60.2% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The decline in unrealized losses for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007 and continuing in 2008. Some of these financial institutions have exposure to sub-prime mortgages.

At December 31, 2008 and 2007, a total of 110 and 73 securities, respectively, were in a continuous unrealized loss position for less than 12 months; 64 and 82 securities, respectively, had continuous unrealized losses for 12 months or longer. The Company has only one non-performing fixed maturity investment at December 31, 2008 with a carrying value of $.7 million, or .1% of the total carrying value of fixed maturities. Based on management's review of the portfolio, which considered the various factors described in Note 1 (F) (vi), including management's expectation for recovery in fair value and the Company's intent and ability to hold securities for a period of time sufficient to allow for such recovery in fair value, the Company recorded losses for other-than-temporary impairments of $38,247,000, $385,000 and $91,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The losses recorded for other-than temporary impairments for the year ended December 31, 2008 represent losses on preferred stocks of financial institutions and fixed maturities (primarily Alt-A mortgage securities) that the Company determined to be other-than-temporary primarily due to the severity of the decrease in fair value and length of time that these securities were in a loss position. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

Note 5.

Fair Value Disclosure of Financial Instruments

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

Investments in fixed maturities and equity securities:

Investments included in Level 1 are equities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, collateralized mortgage obligations, municipals, GSEs and certain preferred stocks that were priced with observable market inputs.  Level 3 securities consist of CMO securities, primarily Alt-A mortgages.

Other:

The financial liability included in Level 2 consists of an interest rate swap on IHC debt.  It is valued using market observable inputs including market price, interest rate, and volatility within a Black Scholes model.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Investment securities held for sale:
Fixed maturities	$-	$583,155	$25,332	$608,487
Equity securities	51,851	2,156	-	54,007

Total	$51,851	$585,311	$25,332	$662,494

FINANCIAL LIABILITIES:
Interest rate swap	$-	$260	$-	$260

Inputs for certain fixed maturity securities that were observable during the second and third quarters of 2008 were not unobservable at December 31, 2008 as a result of limited or inactive markets. These securities were transferred out of Level 2 and into the Level 3 category during 2008. No securities were sold or transferred out of the Level 3 category in 2008. Changes in the carrying value of Level 3 financial assets and liabilities for the year ended December 31, 2008 are summarized as follows (in thousands):

Fixed
Maturities

Balance at beginning of year	$-

Transfers into Level 3	30,603

Net realized investment gains (losses) included in earnings:
Net realized investment gains from repayments of fixed maturities	45
Other-than-temporary impairments	(7,014)
(6,969)

Net unrealized gains (losses) included in accumulated other comprehensive loss:
Net unrealized losses	(5,187)
Reclassification of unrealized losses deemed to be other-than-temporary to
net realized losses included in earnings	7,014
1,827

Repayments of fixed maturities	(129)

Balance at end of year	$25,332

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Consolidated Financial Statements are as follows:

	DECEMBER 31, 2008		DECEMBER 31, 2007
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$24,947	$32,914	$25,113	$29,443

FINANCIAL
LIABILITIES:
Funds on deposit	$411,188	$407,767	$383,711	$385,480
Debt and junior
subordinated debt
securities	48,146	48,620	50,646	50,746
Other	260	260	922	922

Note 6.

Net Investment Income

Major categories of net investment income for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	2008	2007	2006
	(In thousands)

Fixed maturities	$38,248	$38,531	$37,567
Equity securities	4,990	4,586	3,772
Short-term investments	1,278	3,981	4,326
Policy loans	1,836	1,740	1,757
Equity income (loss):
Investment partnerships	(3,046)	43	2,237
Operating partnerships	663	425	819
Other	617	200	529
Investment interest expense	(99)	(2,283)	(2,369)
Investment expenses	(272)	(172)	(186)

subtotal	44,215	47,051	48,452

Investment income allocated to
discontinued operations	(171)	(929)	(776)

Net investment income	$44,044	$46,122	$47,676

Note 7.

Net Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)
Net realized investment gains (losses):
Fixed maturities	$1,008	$(193)	$(4,319)
Common stocks	(7,724)	1,437	1,900
Preferred stocks	718	346	457
	(5,998)	1,590	(1,962)

Other-than-temporary impairments:
Fixed maturities	(18,123)	-	-
Common stocks	-	(385)	(91)
Preferred stocks	(20,124)	-	-
	(38,247)	(385)	(91)

Sale of other investment	-	-	1,581
Sales of trading securities	493	715	850
IHC stock puts/call and other gains (losses)	(137)	(662)	247
Other trading account losses, net	(6,759)	-	-

Net realized investment gains (losses)	$(50,648)	$1,258	$625

For the years ended December 31, 2008, 2007 and 2006, the company realized gross gains of $7,232,000, $5,374,000 and 6,475,000, respectively, and gross losses of $13,230,000, $3,784,000 and $8,437,000, respectively, on sales of available-for-sale securities.

In the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed the trading accounts of the Company. At the December 31, 2007, the consolidated balance sheet includes the Company’s direct and indirect investments of $8,533,000 and $1,026,000, respectively, in these accounts. Net realized investment gains and losses reported in the accompanying consolidated statements of operations for 2008, 2007 and 2006 include $493,000, $715,000 and $850,000, respectively, of income related to direct investments in these trading accounts. Net investment income reported in the accompanying consolidated statements of operations includes $217,000, $529,000 and $575,000 of income (loss) related to direct and indirect investments in these trading accounts.  The broker-dealer is now in bankruptcy.  The Company intends to file a claim and believes it will likely recover the $500,000 maximum amount available from the Securities Investor Protection Corporation (“SIPC”). Accordingly, the Company recorded a pre-tax loss of $6,759,000, included in net realized gains and losses on the consolidated statement of operations, in the fourth quarter of 2008 consisting of: (i) the carrying amounts of the Company's direct investments in these trading accounts amounting to $5,857,000 at the time of the loss; (ii) $1,402,000 of profits withdrawn in 2008 that may be subject to return; net of (iii) $500,000 of expected recoveries from SIPC. The write-down in value in the fourth quarter of 2008 of the Company's indirect investments in these accounts at the time of the loss, amounting to $235,000, is included in net investment income on the consolidated statement of operations. While the Company may be subject to legal claims in this matter, the ultimate resolution of any such claims would not be material to its financial condition.

Note 8.

Other Investments

Other investments consist of the following at December 31, 2008 and 2007:

	2008	2007
	(In thousands)

Policy loans	$24,947	$25,113
Investment partnership interests	5,821	10,868
Operating partnership interests	5,810	5,650
Investment in trust subsidiaries	1,146	1,146
Other	-	122

	$37,724	$42,899

The Company had invested a total of $3,345,000 and $5,703,000 at December 31, 2008 and 2007, respectively, in a domestic feeder fund of Dolphin Limited Partnership III, L.P. (“Dolphin III").  Dolphin III operates as a private investment partnership to act as the “master fund” in a master-feeder fund structure.  Dolphin III generally seeks significant investment stakes in publicly traded North American companies with a market value of equity plus debt of approximately $2 billion or less. The Company's net investment income (loss) from Dolphin III for the years ended December 31, 2008, 2007 and 2006 was $(2,358,000), $(632,000) and $335,000, respectively.

Note 9.

Acquisitions

The Company completed the following acquisitions in 2008, 2007, and 2006. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. Pro forma results of operations for 2008, 2007 and 2006, as though these acquisitions had been completed at the beginning of those years, have not been presented since the effect of the acquisitions was not material.

(A)

 Majestic Underwriters LLC

 Effective September 30, 2007, the Company purchased a 10.3% interest in Majestic pursuant to terms set forth in the limited liability company agreement Majestic, thereby increasing its controlling interest in the medical stop-loss MGU at that time to 62.3%. The interest was purchased from a senior officer of Majestic for a total purchase price of $649,000 and was settled on July 2, 2007. The Company recorded goodwill of $521,000 and other intangible assets of $62,000 for fair value of broker relationships, which is being amortized over 10 years.

On April 1, 2008 the Company purchased an additional 14.7% interest in Majestic Underwriters LLC (“Majestic”) pursuant to terms set forth in the limited liability company agreement of Majestic, thereby increasing its controlling interest in the medical stop-loss MGU to 77%. The interest was purchased from a senior officer of Majestic for a total purchase price of $998,000. The Company recorded goodwill of $884,000 and other intangible assets of $88,000 for the fair value of broker relationships, which is being amortized over 10 years.

(B)

 CA Marketing and Management Services, LLC.

In January 2007, IHC Health Holdings acquired 100% of the outstanding membership interest in CA Marketing and Management Services, LLC (“CAM”) for total purchase price of $3,500,000. Immediately thereafter, CAM was merged into IHC Health Solutions, Inc., a wholly owned subsidiary of IHC Health Holdings. The company recorded goodwill of $640,000 and other intangible assets of $2,860,000 primarily for the fair value of agent and management services relationships, which is being amortized over weighted average period of 9.06 years. CAM was previously 100% owned by a senior officer of IHC. The Audit Committee of the Board of Directors of IHC unanimously approved the transaction, and upon recommendation by the Audit Committee, it was unanimously approved by the Board of Directors.

(C)

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

(D)

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

IAC, which is based in Phoenix, Arizona, is a leading administrator, manager and distributor of Consumer Driven Health Plans (“CDHPs”). It currently administers individual and group health and life premiums and premium-equivalents for multiple insurers, including the short-term medical (“STM”) business it manages for Health Plan Administrators, Inc. (“HPA”). In combination with IHC’s other subsidiaries engaged in the fully insured business, IAC administers, manages and distributes a full range of health products, including CDHPs, short-term medical, limited medical, dental and vision.

IHC issued a stock put on 194,443 of the IHC common shares issued in the acquisition, which vested on January 31, 2007, at a price of $17.00 per share. The put was recorded at a fair value of $228,000 at the acquisition date. The 183,333 shares of IHC common stock that remained subject to the put as of December 31, 2007 were exercised during 2008. For the years ended December 31, 2008, 2007 and 2006, IHC recorded a gain (loss) of  $(38,000), $(683,000) and $114,000, respectively, in the Consolidated Statement of Operations, representing the net change in fair value of the IHC stock put.

(E)

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

Note 10.

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by business segment are as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)

Balance at beginning of year	$51,695	$46,210	$15,717
Medical Stop-Loss:
Acquisition of AMIC shares	(248)	-	-
Acquisition of Majestic	884	521	-
Fully Insured:
Acquisition of CAM	-	640	-
Acquisition of AMC	-	4,324	-
Acquisition of IAC	-	-	25,851
Acquisition of CAIS, and other additions	-	-	2,802
IHC Health Holdings (minority interest)	-	-	1,840

Balance at end of year	$52,331	$51,695	$46,210

See Note 21 for goodwill carrying amounts by segment as of December 31, 2008 and 2007.

 As required by SFAS 142, goodwill impairment tests must be performed annually.  Additionally, SFAS 142 states that goodwill shall be tested for impairment between annual tests if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company utilized a discounted cash flow model, which includes residual value, to determine the fair value of the reporting units. The Company performed its annual tests at December 31, 2008 and determined that goodwill was not impaired.

At December 31, 2008, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2008, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 58% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, (iii) the general lack of confidence in equity securities, which has resulted in a flight to US Treasury securities and other investments perceived to be of a higher quality, (iv) both financial institutions and the insurance industry as a whole has seen similar drops in share prices, particularly in the fourth quarter of 2008 as concerns over the effects of the volatile equity and bond markets on insurance company’s investment portfolios are translating into lower share prices. The Company will continue to monitor IHC’s book value against market capitalization to determine whether an interim test of goodwill is warranted. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

At December 31, 2008 and 2007, the Company had other intangible assets of $15,308,000 and $17,584,000, respectively, net of accumulated amortization of $9,329,000 and $6,448,000, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets principally represent the estimated fair value of acquired agent and broker relationships. In both 2008 and 2007, $477,000 of other intangible assets had an indefinite life and is not subject to amortization.

Amortization expense on other intangible assets was $2,881,000, $3,107,000 and $1,726,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the next five years is as follows:

Amortization
Year	Expense
(In thousands)

2009	$3,000
2010	2,102
2011	1,993
2012	1,745
2013	1,571

Note 11.

Sale of Credit Life and Disability Segment

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  The transaction closed in February 2008 with an initial payment of $10,940,000, representing the net statutory unearned premium reserve as of December 31, 2007 less a ceding fee of $8,820,000. In accordance with the terms of such coinsurance agreement, the Company continued to administer this block of business through June 30, 2008. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $12,781,000 and $15,742,000 are included in the Consolidated Balance Sheet at December 31, 2008 and 2007, respectively.  In connection with the sale, the Company accrued an estimated $2,520,000 of exit costs, including $589,000 of one-time termination benefits and a goodwill impairment charge of $393,000 at December 31, 2007. As a result of the transaction, the Company also recorded a $3,608,000 loss on the disposition of discontinued operations, net of $1,942,000 of tax benefits, in the Consolidated Statement of Operations for the year ended December 31, 2007.

The operating results of the credit life and disability segment for the years ended December 31, 2008, 2007 and 2006 have been reclassified to discontinued operations on the Consolidated Statements of Operations as follows (in thousands):

	2008	2007	2006

Revenues	$-	$23,588	$22,426

Pretax income (loss) from discontinued operations	$806	$(324)	$(612)
Tax expense (benefits) allocated to discontinued operations	282	(100)	(192)

Income (loss) from discontinued operations	$524	$(224)	$(420)

Income from discontinued operations for the year ended December 31, 2008 of $524,000, net of tax, represents expenses and changes in claims and reserves related to the insurance liabilities (currently in run-off status) for claims incurred prior to the sale on December 31, 2007. In 2008, the Company also recorded a gain on disposition of discontinued operations amounting to $120,000, net of $64,000 of income taxes, representing adjustments to the initial ceding fee.

The net liabilities related to the credit life and disability segment at the time of the sale included insurance reserves of $9,103,000 related to liabilities for claims incurred prior to December 31, 2007, amounts due to reinsurers of $10,940,000 and accrued exit costs of $2,520,000. Changes in the net liabilities related to discontinued operations for the year ended December 31, 2008 were as follows (in thousands):

	Claims	Accrued	Termination	Due to
	Liability	Expenses	Benefits	Reinsurer	Total

Balance at beginning of year	$9,103	$1,931	$589	$10,940	$22,563

Cash settlements of sale
transaction	-	-	-	(10,756)	(10,756)

Gain on disposition of
discontinued operations:
Ceding fee adjustment	-	-	-	(184)	(184)

Income from discontinued
operations:
Changes in claims and
reserves related to block
in run-off	(1,998)	-	-	-	(1,998)
Expenses incurred related
to block in run-off	-	1,192	-	-	1,192
					(806)
Payments of expenses accrued
to administer the business
sold	-	(3,123)	(375)	-	(3,498)

Claim payments related
to block in run-off	(3,777)	-	-	-	(3,777)

Balance at December 31, 2008	$3,328	$-	$214	$-	$3,542

The Company believes that the net liabilities of discontinued operations at December 31, 2008 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 12.

Insurance Policy Claims and Reserves

The liabilities for unpaid claims and claim adjustment expenses and insurance reserves-health represent amounts necessary to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

Changes in the liability for reserves, unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for the years ended December 31, 2008, 2007 and 2006 are summarized below.

	2008	2007	2006
	(In thousands)

Balance at beginning of year	$212,413	$174,065	$155,951
Less: reinsurance recoverable	108,936	84,504	83,654
Net balance at beginning of year	103,477	89,561	72,297

Adjustment to January 1, 2006 beginning
balance for the adoption of SAB 108	-	-	9,069
January 1, 2006 beginning balance,
as adjusted	103,477	89,561	81,366

Reserves acquired	-	-	95

Amount incurred:
Current year	190,927	191,346	146,332
Prior years	1,577	12,162	3,546

Total	192,504	203,508	149,878

Amount paid, related to:
Current year	112,748	114,401	93,494
Prior years	75,991	75,191	48,284

Total	188,739	189,592	141,778

Net balance at end of year	107,242	103,477	89,561
Plus: reinsurance recoverable	104,076	108,936	84,504
Balance at end of year	$211,318	$212,413	$174,065

The preceding schedule reflects (i) the due and unpaid, including (in 2006) the adjustment under SAB 108 as described in Note 1 (U); (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The amount incurred in 2008 for prior years of 1,577,000 is primarily the result of $3,310,000 of Medical Stop-Loss reserves and redundancies of $1,191,000 in the Fully Insured reserves and $542,000 on all other reserves. The amount incurred in 2007 for prior years of $12,162,000 is primarily as a result of re-estimation of unpaid losses of $11,875,000 on Medical Stop-Loss reserves, $1,082,000 of Fully Insured reserves and a redundancy of $795,000 on all other reserves. The amount incurred in 2006 for prior years of $3,546,000 is primarily a result of re-estimation of unpaid losses on Medical Stop-Loss reserves.

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

Note 13.

Debt and Junior Subordinated Debt Securities

(A)

Debt

A subsidiary of IHC entered into a $12,500,000 line of credit with a commercial bank in September 2003. In August 2006, the credit agreement was amended and the line of credit increased to $15,000,000 with automatic reductions of $2,500,000 in August 2007 and August 2008 and the remaining $10,000,000 in August 2009. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life and the assets of such subsidiary of IHC. At December 31, 2008 and 2007, there was $10,000,000 and $12,500,000, respectively, outstanding under the line of credit. A principal repayment of $2,500,000 was made in August, 2008.  The line of credit bears interest at a variable interest rate equal to LIBOR plus 1.25% (1.76% at December 31, 2008). At the time of the amended credit agreement, the Company simultaneously entered into an interest rate swap, with the commercial bank lender, with a notional amount equal to the debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (6.65% under the current agreement). There was no hedge ineffectiveness on this swap which is accounted for as a cash flow hedge. The change in the fair value of the swap and the related after-tax adjustments recognized in accumulated other comprehensive loss were insignificant at December 31, 2008 and 2007.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2008 and 2007 (in thousands):

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

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary for purposes of FASB Interpretation 46R, "Consolidation of Variable Interest Entities," and, accordingly, the trusts are unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recognized liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries at both December 31, 2008 and 2007. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, fixed at 7.4% for the first five years through April 7, 2008 and 400 basis points over the three-month LIBOR thereafter, or 8.8% and 7.4% at December 31, 2008 and 2007, respectively; Independence Preferred Trust II, 390 basis points over the three-month LIBOR, or 8.7% and 9.1% at December 31, 2008 and 2007, respectively; and Independence Preferred Trust III, fixed at 7.2% through December 15, 2009 and 350 basis points over the three-month LIBOR thereafter.

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

Cash payments for interest on debt and junior subordinated debt securities were $3,592,000 $3,992,000 and $3,660,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 14.

Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share, none of which was issued as of December 31, 2008 and 2007.

Note 15.

Common Stock

In 1991, IHC initiated a program of repurchasing shares of its common stock. In August 2007, the Board of Directors authorized an additional 100,000 shares to be purchased under the 1991 plan. Through December 31, 2008, the Company has repurchased 5,984,047 common shares at a cumulative cost of $37,967,000. This total includes repurchases of 23,015 shares, 19,865 shares and 58,315 shares in 2008, 2007 and 2006, respectively. All of the repurchased shares have been either retired, reissued, or have become treasury shares. At December 31, 2008, there were 108,642 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

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

Note 16.

Share-Based Compensation

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

Under the terms of the Company’s share-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are equal to the quoted market price of the shares at the date of grant and have three year vesting periods. There were 744,383 shares available for future stock-based compensation grants under the 2006 Plan at December 31, 2008.

Total share-based compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 was $1,180,000, $1,325,000 and $1,567,000, respectively, and the related tax benefits recognized for the years ended December 31, 2008, 2007 and 2006 were $471,000, $528,000 and $625,000, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2008 was as follows:

	No. of Shares	Weighted-Average
	Under Option	Exercise Price

December 31, 2007	839,310	$17.56
Granted	225,000	10.99
Exercised	(291,800)	11.29
Forfeited	(7,917)	22.19
Expired	(5,500)	22.55
December 31, 2008	759,093	17.94

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2008:

	Outstanding	Exercisable

Number of shares under option	759,093	443,669
Weighted average exercise price per share	$17.94	$20.73
Aggregate intrinsic value	$-	$-
Weighted average contractual term remaining	2.3 years	1.2 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $3.44, $6.51 and $7.25 per share, respectively. The assumptions set forth in the table below were used to value these grants:

	2008	2007	2006

Weighted-average risk-free interest rate	2.2%	4.4%	4.9%
Annual dividend rate per share	$.05	$.05	$.05
Weighted-average volatility factor of the
Company's common stock	36.6%	30.3%	32.1%
Weighted-average expected term of options	4.5 years	4.5 years	4.5 years

Compensation expense of $855,000, $836,000 and $1,104,000 was recognized in the years ended December 31, 2008, 2007 and 2006, respectively, for the portion of the grant-date fair value of stock options vested during that period.

During the year ended December 31, 2008, the Company received cash proceeds of $173,000 upon the exercise of 15,608 options with an intrinsic value of $31,000. In addition, another 276,192 options were exercised and, pursuant to the terms of the Company’s applicable stock option plans, payments were made equal to the difference between the fair value of such shares, with respect to the options at such exercise date, and the aggregate option strike price. The intrinsic value of such totaled $640,000 and the payments were made in the form of IHC common stock totaling 29,486 shares after deducting applicable income taxes. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $333,000 and $6,685,000, respectively. Cash proceeds received from options exercised during the years ended December 31, 2007 and 2006 were $570,000 and $3,488,000, respectively.

At December 31, 2008, the total unrecognized compensation cost related to non-vested stock options was $838,000 which is expected to be recognized as compensation expense over a weighted average period of 1.27 years.

Restricted Stock

The Company issued 2,250, 7,050 and 49,325 restricted stock awards during the years ended December 31, 2008, 2007 and 2006, respectively, with weighted-average grant-date fair values of $12.26, $20.67 and $22.20 per share, respectively. The total fair value of restricted stock that vested in 2008, 2007 and 2006 was $223,000, $372,000 and $26,000, respectively. Restricted stock expense was $347,000, $393,000 and $319,000 in 2008, 2007 and 2006, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2008:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2007	38,329	$21.89
Granted	2,250	12.26
Vested	(18,476)	21.90
Forfeited	(3,127)	22.55
December 31, 2008	18,976	20.66

At December 31, 2008, the total unrecognized compensation cost related to non-vested restricted stock awards was $ $126,000 which is expected to be recognized as compensation expense over a weighted average period of 0.67 years.

SARs and Other Share-Based Performance Awards

The fair value SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement No SARs were exercised in 2008, 2007 or 2006. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of share-based liabilities paid in 2008 and 2007 was $70,000 and $101,000, respectively. No share-based liabilities were paid in 2006. Included in Other Liabilities on the Company’s Consolidated Balance Sheets at December 31, 2008 and December 31, 2007 are liabilities of $47,000 and $138,000, respectively, pertaining to SARs and other shared-based performance awards.

Note 17.

Income Taxes

The Company and its 80% or more owned subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(In thousands)

CURRENT:
U.S. Federal	$1,913	$6,669	$3,376
State and Local	(211)	13	211
	1,702	6,682	3,587

DEFERRED:
U.S. Federal	(17,533)	(5,868)	2,878
State and Local	(568)	(386)	167
	(18,101)	(6,254)	3,045

	$(16,399)	$428	$6,632

Taxes computed at the Federal statutory rate of 35% in 2008, 2007 and 2006, attributable to pretax income from continuing operations, are reconciled to the Company's actual income tax expense on income from continuing operations as follows:

	2008	2007	2006
	(In thousands)

Tax computed at the statutory rate	$(14,309)	$676	$7,390
Dividends received deduction and tax
exempt interest	(1,433)	(373)	(523)
State and local income taxes, net of Federal effect	(506)	(242)	246
Other, net	(151)	367	(481)

Income tax expense	$(16,399)	$428	$6,632

The deferred income tax benefit for the year ended December 31, 2008 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $21,241,000, representing the increase in the related net deferred tax asset to $30,267,000 at December 31, 2008 from $9,026,000 at December 31, 2007.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2008 and 2007 are summarized below. The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. The Company has certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on its deferred tax assets at December 31, 2008 or 2007.

	2008	2007
	(In thousands)

DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$3,806	$4,478
Unrealized losses on investment securities	36,256	9,762
Investment write-downs	11,145	164
Loss carryforwards	10,741	4,268
Other	3,607	2,861

Total gross deferred tax assets	65,555	21,533

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(16,185)	(10,940)
Insurance reserves	(6,227)	(5,331)
Investment in AMIC	(1,791)	(2,154)
Other	(1,414)	(2,207)

Total gross deferred tax liabilities	(25,617)	(20,632)

Net deferred tax asset	$39,938	$901

As of December 31, 2008, the Company had net operating tax loss carryforwards arising from limitations on offsetting non-life insurance company losses against life insurance company income. The non-life insurance company tax loss carryforwards amount to approximately $24,618,000 at December 31, 2008, which expire as follows (in thousands):

2025	$498
2026	1,309
2027	7,294
2028	2,166
2029	13,351

$24,618

In addition, as of December 31, 2008, the Company had capital tax loss carryforwards of approximately $6,071,000 expiring in 2014 arising from the excess capital losses realized by the life insurance company group.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2008.

The Internal Revenue Service is currently auditing the Company’s 2003 and 2004 consolidated income tax returns and associated refund claims for the carryback of net operating losses and capital losses.  Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

Interest expense and penalties for the years ended December 31, 2008, 2007 and 2006 are insignificant, however $969,000 of interest income related to tax refunds is included in selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2008.

Net cash payments for income taxes were $3,022,000, $6,571,000 and $6,802,000 in 2008, 2007 and 2006, respectively.

Note 18.

Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2008, 2007 and 2006 for operating leases was $4,048,000, $4,004,000 and $3,495,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2008 are as follows (in thousands):

2009	$3,279
2010	3,152
2011	3,088
2012	2,183
2013	1,623
2014 and thereafter	5,560

Total	$18,885

At December 31, 2008, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies, and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with a carrying value of $10,340,000 and $12,053,000 were on deposit with various state insurance departments at December 31, 2008 and 2007, respectively.

At December 31, 2008, the Company had net receivables of $43,352,000 and $18,542,000 from two different reinsurers which are both rated A+ by A.M. Best.  These are the only reinsurers with a net receivable that individually exceed 10% of the stockholders' equity of the Company. The Company believes that these receivables are fully collectible.

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

Note 19.

Acquisitions of Policy Blocks

In addition to its core life and health lines of business, IHC has acquired blocks of business from other insurance companies, guaranty associations and liquidators. Most of the acquired business has been life, annuities, disability or credit business.

Effective April 1, 2008 Madison National Life acquired a block of life insurance and annuity policies by entering into a coinsurance agreement with an unaffiliated insurer whereby Madison National Life assumed 25%  of the business covered under the agreement. Under terms of the acquisition, Madison National Life assumed administration of the policies on November 1, 2008.

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

A summary of the policy blocks acquired by the Company as of the effective dates is as follows (in thousands):

	2008	2007	2006
Liabilities:
Insurance reserves - life	$32,183	$104	$7,872
Insurance reserves - health	-	-	49
Funds on deposit	32,251	-	-
Other policyholders' funds	4,700	-	71
Other	27	-	-
	69,161	104	7,992

Non-cash assets:
Deferred acquisition costs	8,850	-	2,273
Other investments (policy loans)	2,971	-	442
Due and unpaid premiums	61	-	286
Due from reinsurers	-	-	1
Other	-	-	11
	11,882	-	3,013

Cash received	$57,279	$104	$4,979

Note 20.

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

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(In thousands)

Life Insurance In-Force:

December 31, 2008	$7,224,141	$554,219	$2,326,940	$5,451,420	10.2%
December 31, 2007	7,538,793	674,020	2,758,084	5,454,729	12.4%
December 31, 2006	7,636,981	779,198	3,196,064	5,220,115	14.9%

Benefits to Policyholders:

December 31, 2008	$320,869	$77,464	$176,736	$221,597	35.0%
December 31, 2007	349,585	65,966	197,612	217,939	30.3%
December 31, 2006	245,381	69,922	139,347	175,956	39.7%

Premiums Earned:

December 31, 2008
Health	$428,186	$89,972	$237,944	$280,214	32.1%
Life and annuity	35,888	10,073	8,887	37,074	27.2%
	$464,074	$100,045	$246,831	$317,288	31.5%

December 31, 2007
Health	$460,528	$90,512	$278,292	$272,748	33.2%
Life and annuity	37,084	7,265	10,212	34,137	21.3%
	$497,612	$97,777	$288,504	$306,885	31.9%

December 31, 2006
Health	$350,630	$76,900	$202,266	$225,264	34.1%
Life and annuity	34,025	10,998	11,617	33,406	32.9%
	$384,655	$87,898	$213,883	$258,670	34.0%

Included in Gross Amount in 2008, 2007 and 2006, respectively, are $76,835,000, $85,749,000 and $90,518,000 of premiums written through AMIC subsidiaries. Included in Ceded to Other Companies in 2008, 2007 and 2006, respectively, are $57,031,000, $68,143,000 and $56,854,000 of Premiums Earned and $39,670,000, $50,128,000 and $39,611,000 of Benefits to Policyholders for business ceded to Independence American, a subsidiary of AMIC.

Note 21.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves and liabilities of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Information by business segment for the years ended December 31, 2008, 2007 and 2006 is presented below.

	2008	2007	2006
	(In thousands)
REVENUES
Medical Stop-Loss (A)	$165,285	$169,057	$160,905
Fully Insured Health (B)	121,195	115,490	62,720
Group disability; life, annuities and DBL (C)	57,664	56,410	54,228
Individual life, annuities and other	62,941	60,112	61,605
Corporate	(2,750)	(5)	2,179
	404,335	401,064	341,637
Net realized investment gains (losses)	(50,648)	1,258	625

Total revenues	$353,687	$402,322	$342,262

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES
Medical Stop-Loss (A)	$4,431	$(3,251)	$12,624
Fully Insured Health (B)	548	(793)	1,091
Group disability; life, annuities and DBL (C) (D)	7,356	6,931	7,097
Individual life, annuities and other	6,817	7,944	8,040
Corporate	(5,611)	(5,963)	(4,474)
	13,541	4,868	24,378
Interest expense	(3,776)	(4,194)	(3,890)
Net realized investment gains (losses)	(50,648)	1,258	625

Income (loss) from continuing operations
before income taxes	$(40,883)	$1,932	$21,113

(A)

The amount includes equity income from AMIC of $338,000, $268,000 and $699,000 for the years 2008, 2007 and 2006, respectively.

(B) The amount includes equity income from AMIC of $96,000 and $218,000 for the years ended December 31, 2008 and 2007. In 2006 equity income (loss) from AMIC in this line of business was insignificant.

(C) The amount includes equity income from AMIC of $46,000 and $60,000 for the years ended December 31, 2008 and 2007. In 2006 equity income (loss) from AMIC in this line of business was insignificant.

(D)

 The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $2,722,000, $2,912,000 and $1,478,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense for the other segments is insignificant.

	2008	2007
	(In thousands)
IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss (A)	$156,187	$185,763
Fully Insured Health (B)	165,450	160,360
Group disability; life, annuities and DBL	231,031	246,965
Individual life, annuities and other	618,877	645,065
Corporate (C)	102,349	68,802
	$1,273,894	$1,306,955

(A)

The Medical Stop-Loss segment includes allocated goodwill of $4,205,000 and $3,321,000, respectively, at December 31, 2008 and 2007.

(B)

The Fully Insured Health segment includes allocated goodwill of $43,904,000 at December 31, 2008 and 2007.

(C)

The Corporate segment includes the investment in AMIC (including goodwill) of $45,439,000 and $44,945,000 at December 31, 2008 and 2007, respectively.

Note 22.

Dividend Restrictions on Insurance Subsidiaries and IHC

Dividends from Madison National Life are subject to the prior notification to the Commissioner of Insurance of the State of Wisconsin if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year.  In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof.  No dividends were declared or paid by Madison National Life in 2008 or 2007. Madison National Life declared and paid a dividend of $3,000,000 in 2006. Madison National Life's statutory capital and surplus was $138,243,000 (unaudited) and $136,569,000 as of December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, Madison National Life's statutory net income (loss) was $(4,824,000) (unaudited), $7,357,000 and 7,806,000, respectively.

The payment of dividends by Standard Security Life to its parent, Madison National Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. Standard Security Life declared and paid dividends to Madison National Life of $4,500,000 and $2,000,000 in 2008 and 2007, respectively. No dividends were declared or paid by Standard Security Life in 2006. Standard Security Life's statutory capital and surplus was 114,274,000 (unaudited) and $109,648,000 as of December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, Standard Security Life's statutory net income (loss) was $(3,803,000) (unaudited), $4,617,000 and $11,416,000, respectively.

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $771,000, $763,000 and $757,000 in 2008, 2007 and 2006, respectively.

Note 23.

Other Comprehensive Income (Loss)

The components of total comprehensive income include net income and certain amounts reported directly in stockholders' equity, principally the after-tax unrealized gains and losses on investment securities available-for-sale.

Amounts reported in stockholders’ equity and included in total other comprehensive income for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Before	Tax	Net of
	Tax	Effect	Tax
	(In thousands)
2008
Unrealized losses, arising during the year	$(114,993)	$37,065	$(77,928)
Allocation to deferred acquisition costs	11,340	-	11,340
Less: Reclassification adjustment for net losses
realized in net income	44,246	(15,824)	28,422
Unrealized losses, net	$(59,407)	$21,241	$(38,166)

2007

Unrealized losses, arising during the year	$(9,325)	$3,332	$(5,993)
Allocation to deferred acquisition costs	203	-	203
Less: Reclassification adjustment for net gains
realized in net income	(1,589)	556	(1,033)
Unrealized losses, net	$(10,711)	$3,888	$(6,823)

2006

Unrealized losses, arising during the year	$(3,284)	$1,134	$(2,150)
Allocation to deferred acquisition costs	7	-	7
Less: Reclassification adjustment for net losses
realized in net income	1,932	(677)	1,255
Unrealized losses, net	$(1,345)	$457	$(888)

Note 24.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years ended December 31, 2008 and 2007 are summarized below:

		FIRST		SECOND		THIRD		FOURTH
		QUARTER		QUARTER		QUARTER		QUARTER
		(In thousands, except per share data)

2008

Total revenues		$104,418		$89,318		$81,934		$78,017

Income (loss) from continuing operations		$3,072		$(6,693)		$(9,456)		$(11,407)
Income (loss) from discontinued operations		-		-		541		(17)
Gain (loss) on disposition of discontinued						167		(47)
operations		-		-

Net income (loss)		$3,072		$(6,693)		$(8,748)		$(11,471)

Basic (loss) income per common share:
Income (loss) from continuing operations		$.20		$(.43)		$(.61)		$(.74)
Income (loss) from discontinued operations		-		-		.03		-
Gain (loss) on disposition of discontinued
operations		-		-		.01		-

Basic income per common share		$.20		$(.43)		$(.57)		$(.74)

Diluted income (loss) per common share:	$		$		$		$
Income (loss) from continuing operations		.20		(.43)		(.61)		(.74)
Income (loss) from discontinued operations		-		-		.03		-
Gain (loss) on disposition of discontinued
operations		-		-		.01		-

Diluted income per share		$.20		$(.43)		$(.57)		$(.74)

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)

2007

Total revenues	$103,398	$99,538	$100,565	$98,821

Income from continuing operations	$5,164	$3,774	$(8,278)	$844
Loss from discontinued operations	(562)	155	(145)	328
Loss on disposition of discontinued
operations	-	-	-	(3,608)

Net income	$4,602	$3,929	$(8,423)	$(2,436)

Basic income per common share:
Income from continuing operations	$.34	$.25	$(.54)	$.06
Loss from discontinued operations	(.04)	.01	(.01)	.02
Loss on disposition of discontinued
operations	-	-	-	(.24)

Basic income per common share	$.30	$.26	$(.55)	$(.16)

Diluted income per common share:
Income from continuing operations	$.34	$.25	$(.54)	$.06
Loss from discontinued operations	(.04)	.01	(.01)	.02
Loss on disposition of discontinued
operations	-	-	-	(.24)

Diluted income per share	$.30	$.26	$(.55)	$(.16)

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2008

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
	(In thousands)
FIXED MATURITIES:
United States Government and
Government agencies and
authorities	$51,135	$51,849	$51,849
GSEs(1)	9,815	9,573	9,573
States, municipalities and
political subdivisions	283,237	245,113	245,113
Public utilities	45,289	37,287	37,287
All other corporate securities	301,399	264,665	264,665

TOTAL FIXED MATURITIES	690,875	608,487	608,487

EQUITY SECURITIES:
Non-redeemable preferred
stocks	68,538	54,007	54,007

TOTAL EQUITY SECURITIES	68,538	54,007	54,007

Short-term investments	52		52
Securities purchased under
agreements to resell	60,823		60,823
Investment partnership interests	5,821		5,821
Operating partnership interests	5,810		5,810
Policy loans	24,947		24,947
Investment in trust subsidiaries	1,146		1,146

TOTAL INVESTMENTS	$858,012		$761,093

(1) Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

		SCHEDULE II

INDEPENDENCE HOLDING COMPANY
BALANCE SHEETS
(PARENT COMPANY ONLY)
	DECEMBER 31,
	2008	2007
	(In thousands, except share data)

ASSETS:
Cash and cash equivalents	$257	$248
Other investments	4,491	6,849
Investments in continuing consolidated subsidiaries	190,798	265,338
Investment in AMIC	10,781	11,008
Taxes receivable	11,360	10,769
Goodwill	3,732	3,732
Other assets	878	452

TOTAL ASSETS	$222,297	$298,396

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$3,753	$5,462
Amounts due to consolidated subsidiaries, net	13,086	8,716
Income taxes payable	680	274
Net liabilities related to discontinued operations	3,542	22,563
Junior subordinated debt securities	38,146	38,146
Dividends payable	388	384

TOTAL LIABILITIES	59,595	75,545

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, $1.00 par value, 20,000,000 shares authorized;
15,434,891and 15,366,281 shares issued, respectively,
15,402,136 and 15,228,521 shares outstanding, respectively	15,435	15,366
Paid-in capital	101,086	99,805
Accumulated other comprehensive loss	(54,291)	(16,125)
Treasury stock, at cost; 32,755 and 137,760 shares, respectively	(326)	(2,626)
Retained earnings	100,798	126,431

TOTAL STOCKHOLDERS' EQUITY	162,702	222,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,297	$298,396

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	2008	2007	2006
	(In thousands)

REVENUES:
Net investment income (expense)	$(2,194)	$(448)	$1,144
Net realized investment gains (losses)	(38)	(679)	117
Other income	2,986	3,037	3,289

	754	1,910	4,550

EXPENSES:
Interest expense on debt	2,993	3,243	3,212
General and administrative expenses	3,052	5,346	5,750

	6,045	8,589	8,962

Loss before tax benefit	(5,291)	(6,679)	(4,412)
Income tax benefit	(1,918)	(2,232)	(1,967)

Loss before equity in net income (loss) of subsidiaries	(3,373)	(4,447)	(2,445)
Equity in net income (loss) of subsidiaries	(21,111)	5,951	16,926

Income (loss) from continuing operations	(24,484)	1,504	14,481

Discontinued operations:
Income (loss) from discontinued operations	524	(224)	(420)
Gain (loss) on disposition of discontinued operations	120	(3,608)	-

Net income (loss)	$(23,840)	$(2,328)	$14,061

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	2008	2007	2006
	(In thousands)

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income (loss)	$(23,840)	$(2,328)	$14,061
Adjustments to net income:
Equity in net income (loss) of subsidiaries	21,111	(5,951)	(16,926)
Income (loss) from discontinued operations	(524)	224	420
Gain (loss) on disposition of discontinued operations	(120)	3,608	-
Other	(1,940)	(2,731)	1,229
Changes in other assets and liabilities	1,091	2,696	(5,652)

Net change in cash from operating activities	(4,222)	(4,482)	(6,868)

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Decrease (increase) in investments in and advances to
consolidated subsidiaries	1,563	3,176	(887)
Net distributions from other investments	2,358	632	710
Other	-	(1)	-

Net change in cash from investing activities	3,921	3,807	(177)

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,401	-	2,500
Repurchases of common stock	(133)	(398)	(1,180)
Exercises of common stock options	173	570	3,488
Excess tax benefits from exercises of common stock options	(363)	35	1,821
Dividends paid	(768)	(760)	(729)

Net change in cash from financing activities	310	(553)	5,900

Net change in cash and cash equivalents	9	(1,228)	(1,145)
Cash and cash equivalents, beginning of year	248	1,476	2,621

Cash and cash equivalents, end of year	$257	$248	$1,476

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

		FUTURE
		POLICY		OTHER			INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,	UNEARNED	POLICY-	NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	PREMIUMS	HOLDERS’	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	(3)	FUNDS	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2008
Medical Stop-Loss	$-	89,684	-	-	159,392	4,273	117,076	-	43,778	$159,392
Fully Insured Health	144	38,197	1,921	385	81,020	895	51,559	80	69,008	79,755
Group disability; life,
annuities and DBL	5,115	214,440	1,824	59	46,957	10,323	33,718	149	16,441	46,992
Individual life, annuities
and other	57,142	570,654	12,982	21,444	29,919	31,306	38,184	6,116	11,824	29,912
Corporate	-	-	-	-	-	(2,753)	-	-	2,861	-
	$62,401	912,975	16,727	21,888	317,288	44,044	240,537	6,345	143,912	$316,051
December 31, 2007
Medical Stop-Loss	$-	95,289	-	-	162,438	4,579	128,409	-	43,899	$162,438
Fully Insured Health	223	40,999	4,591	304	72,048	651	50,901	234	65,148	73,713
Group disability; life,
annuities and DBL	3,096	205,933	1,770	45	45,220	10,671	34,774	141	14,564	46,085
Individual life, annuities
and other	42,128	512,795	16,054	17,389	27,179	30,226	36,621	5,736	9,811	27,171
Corporate	-	-	-	-	-	(5)	-	-	5,958	-
	$45,447	855,016	22,415	17,738	306,885	46,122	250,705	6,111	139,380	$309,407
December 31, 2006
Medical Stop-Loss	$-	86,265	-	-	153,087	3,950	107,864	-	40,417	$153,086
Fully Insured Health	257	14,526	1,300	-	32,590	192	19,128	102	42,399	33,110
Group disability; life,
annuities and DBL	2,269	194,412	1,139	17	44,206	9,594	31,866	165	15,100	44,216
Individual life, annuities
and other	44,482	525,396	17,543	18,282	28,787	31,761	39,034	5,103	9,428	28,786
Corporate	-	-	-	-	-	2,179	-	-	6,653	-
	$47,008	820,599	19,982	18,299	258,670	47,676	197,892	5,370	113,997	$259,198

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

(3)

2008 and 2007 includes $12,781,000 and $15,742,000, respectively of unearned premium reserves related to the co-insurance agreement for the sale of the Company’s credit segment.

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

Acquisition Agreements and Related

10.1

Stock Purchase Agreement, dated as of January 23, 2006, by and among Mr. Scott M. Wood, Mr. Steven A. Wood, IAC Holding Corp. and Independence Holding Company. (Filed as Exhibit 10(i) to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.2

Rights Modification Agreement, dated as of January 28, 2008, by and between Independence Holding Company and Mr. Scott M. Wood.  (Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.3

Indemnity Agreement, dated as of May 16, 2008, by and among Independence Holding Company, Mr. Stephen A. Wood, Mr. Scott M. Wood, SAW Trust, dated April 1, 1991 and SAW Trust I, dated November 1, 1986.  (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2008 and incorporated herein by reference.)

Management Contracts / Compensatory Plans or Arrangements

10.4

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

10.5

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

10.6

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

10.7

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

10.8

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

10.9

Amended and Restated Employment Agreement, dated as of March 6, 2006, between Independence Holding Company and Mr. Jeffrey C. Smedsrud. (Filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10.10

Salary Continuation Agreement, dated as of January 31, 2006, by and between Mr. Scott M. Wood and Insurers Administrative Corporation, as amended. (Filed as Exhibit 10(iii)(A).10-2 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference; amendment thereto filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009 and incorporated herein by reference.)

10.11

2005 Deferred Compensation Agreements for Performance Bonus, dated as of June 17, 2005, between Independence Holding Company and, respectively, Ms. Teresa A. Herbert and Mr. David T. Kettig. (Filed, respectively, as Exhibit 10(iii)(A)(8)(a) and Exhibit 10(iii)(A)(8)(b) to our Current Report on Form 8-K filed with the SEC on June 22, 2005, and incorporated herein by reference.)

10.12

Retirement Benefit Agreement, dated as of September 30, 1991, between Independence Holding Company and Mr. Roy T.K. Thung, as amended. (Filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference; Amendment No. 1 filed as Exhibit 10(iii)(A)(4a) to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference; Amendment No. 2 filed as Exhibit 10(iii)(4)(b) to our Current Report on Form 8-K filed with the SEC on June 22, 2005 and incorporated herein by reference; Amendment No. 3 filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009 and incorporated herein by reference.)

10.13

Senior Leadership Team Annual Cash Bonus Plan, effective as of November 9, 2005.  (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on November 10, 2005 and incorporated herein by reference.)

10.14

Executive Employment Agreement, dated as of April 1, 2007, by and between Independence Holding Company and Mr. Bernon R. Erickson, Jr., as amended, (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference; amendment thereto filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009 and incorporated herein by reference.)

Other Exhibits

21

Subsidiaries of Independence Holding Company, as of March 16, 2009.*

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