Form 10-Q
period 2009-03-31
INDEPENDENCE HOLDING CO
filed 2009-05-11
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 11, 2009
Common stock, $ 1.00 par value	15,418,621 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -	4
March 31, 2009 (unaudited) and December 31, 2008

Condensed Consolidated Statements of Operations -
Three Months Ended March 31, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statement of Changes in Equity -
Three Months Ended March 31, 2009 (unaudited)	6

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2009 and 2008 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	39

Signatures	40

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

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.  We describe some of these risks and uncertainties in greater detail in Item 1A, Risk Factors, of IHC’s annual report on Form 10-K as filed with Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS:
Investments:
Short-term investments	$52	$52
Securities purchased under agreements to resell	29,194	60,823
Fixed maturities, available for sale	648,931	608,487
Equity securities, available for sale	44,956	54,007
Other investments	37,404	37,724
Total investments	760,537	761,093

Cash and cash equivalents	7,906	7,767
Due from securities brokers	19,752	2,598
Investment in American Independence Corp. ("AMIC")	41,776	41,217
Deferred acquisition costs	59,480	62,401
Due and unpaid premiums	53,094	55,663
Due from reinsurers	138,138	139,052
Premium and claim funds	46,825	52,171
Notes and other receivables	17,270	16,000
Goodwill	53,081	52,331
Other assets	77,284	83,601

TOTAL ASSETS	$1,275,143	$1,273,894

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves-health	$192,111	$199,160
Insurance reserves-life and annuity	279,105	279,731
Funds on deposit	407,768	411,188
Unearned premiums	16,726	16,727
Policy claims-health	14,577	12,158
Policy claims-life	12,764	10,738
Other policyholders' funds	21,745	21,888
Due to reinsurers	38,417	38,406
Accounts payable, accruals and other liabilities	66,537	69,260
Liabilities related to discontinued operations	3,155	3,542
Debt	10,000	10,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,101,051	1,110,944

EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,451,292 and 15,434,891 shares issued, respectively;
15,418,537 and 15,402,136 shares outstanding, respectively	15,451	15,435
Paid-in capital	101,297	101,086
Accumulated other comprehensive loss	(46,888)	(54,291)
Treasury stock, at cost 32,755 shares	(326)	(326)
Retained earnings	103,917	100,798

TOTAL IHC STOCKHOLDERS’ EQUITY	173,451	162,702
NONCONTROLLING INTERESTS IN SUBSIDIARIES	641	248

TOTAL EQUITY	174,092	162,950

TOTAL LIABILITIES AND EQUITY	$1,275,143	$1,273,894

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Premiums earned:
Health	$66,638	$72,654
Life and annuity	9,795	9,000
Net investment income	10,719	10,645
Fee income	9,035	11,199
Net realized investment gains	1,394	114
Equity income from AMIC	693	401
Other income	1,097	405
	99,371	104,418
EXPENSES:
Insurance benefits, claims and reserves:
Health	43,796	49,548
Life and annuity	12,400	11,236
Selling, general and administrative expenses	37,054	36,837
Amortization of deferred acquisitions costs	1,050	1,454
Interest expense on debt	770	986
	95,070	100,061

Income from continuing operations before income taxes	4,301	4,357
Income taxes	952	1,353

Income from continuing operations	3,349	3,004

Discontinued operations:
Loss from discontinued operations	(216)	-
Loss on disposition of discontinued operations	(21)	-

Net income	3,112	3,004

Loss from noncontrolling interests in subsidiaries	7	68

NET INCOME ATTRIBUTABLE TO IHC	$3,119	$3,072

Basic income per common share:
Income from continuing operations attributable to IHC shareholders	$.22	$.20
Loss from discontinued operations attributable to IHC shareholders	(.02)	-
Loss on disposition of discontinued operations	-	-
Basic income attributable to IHC shareholders	$.20	$.20

WEIGHTED AVERAGE SHARES OUTSTANDING	15,408	15,331

Diluted income per common share:
Income from continuing operations attributable to IHC shareholders	$.22	$.20
Loss from discontinued operations attributable to IHC shareholders	(.02)	-
Loss on disposition of discontinued operations	-	-
Diluted income attributable to IHC shareholders	$.20	$.20

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,411	15,384

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2008	$15,435	$101,086	$(54,291)	$(326)	$100,798	$162,702	$248	$162,950

Net income (loss)					3,119	3,119	(7)	3,112
Net change in unrealized
gains (losses)			7,403			7,403	-	7,403
Total comprehensive
income						10,522	(7)	10,515

Acquisition of Wisconsin
Underwriting Associates,
LLC						-	400	400

Share-based compensation
expenses and related
related tax benefits	16	198				214	-	214
Other capital transactions		13				13	-	13

BALANCE AT
MARCH 31, 2009	$15,451	$101,297	$(46,888)	$(326)	$103,917	$173,451	$641	$174,092

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2009	2008
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income attributable to IHC	$3,119	$3,072
Adjustments to reconcile net income attributable to IHC to net change in cash from operating activities:
Loss from discontinued operations	216	-
Loss on disposition of discontinued operations	21	-
Amortization of deferred acquisition costs	1,050	1,454
Net realized investment gains	(1,394)	(114)
Equity income from AMIC and other equity method investments	(844)	(553)
Depreciation and amortization	1,306	1,286
Share-based compensation expenses	267	292
Deferred tax benefit	(568)	(908)
Other	143	(409)
Changes in assets and liabilities:
Change in insurance liabilities	(7,618)	(1,669)
Additions to deferred acquisition costs, net	(981)	(1,047)
Change in net amounts due from and to reinsurers	925	(1,839)
Change in premium and claim funds	5,346	(1,659)
Change in income tax liability	1,582	2,279
Change in due and unpaid premiums	2,569	4,647
Change in other assets	962	(7,288)
Change in other liabilities	(2,414)	4,017
Net change in cash from operating activities of continuing operations	3,687	1,561
Net change in cash from operating activities of discontinued operations	(751)	(12,092)

Net change in cash from operating activities	2,936	(10,531)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(17,154)	2,700
Net proceeds of short-term investments	(1)	55
Net (purchases) sales of securities under resale and repurchase agreements	31,629	(34,436)
Sales of equity securities	-	24,001
Purchases of equity securities	-	(21,356)
Sales of fixed maturities	105,199	117,275
Maturities and other repayments of fixed maturities	36,492	29,878
Purchases of fixed maturities	(157,420)	(169,965)
Additional investments in other investments, net of distributions	472	1,489
Cash paid in acquisitions of companies, net of cash acquired	(275)	-
Investment in AMIC	-	(1,401)
Change in notes and other receivables	(1,270)	(1,015)
Other	(844)	(745)

Net change in cash from investing activities	(3,172)	(53,520)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1	1,401
Exercises of common stock options	-	(24)
Excess tax expense benefits from exercises of stock options	(64)	(176)
(Withdrawals) proceeds of investment-type insurance contracts	824	(608)
Dividends paid	(386)	(382)

Net change in cash from financing activities	375	211

Net change in cash and cash equivalents	139	(63,840)
Cash and cash equivalents, beginning of year	7,767	72,823

Cash and cash equivalents, end of period	$7,906	$8,983

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At March 31, 2009, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”), three MGUs and controlling interests in two agencies.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 53% of IHC's outstanding common stock at March 31, 2009.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption. For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", ("FSP FAS 115-2 and FAS 124-2"). FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance. FSP FAS 115-2 and FAS 124-2 modifies the existing requirement whereby an investor must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis in order to avoid recognizing an other-than-temporary impairment. Instead, an entity must assess whether (a) it has the intent to sell the debt security, or (b) it more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. In assessing whether the entire amortized cost basis of the security will be recovered, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and, if the expected cash flows is less than the amortized cost basis, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred. The guidance provides numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date shall be recognized in earnings. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors. The amount related to the credit loss shall be recognized in earnings and the amount related to all other factors shall be recognized in other comprehensive income, net of applicable income taxes. The new amortized cost basis of the investment shall be the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. FSP FAS 115-2 and FAS 124-2 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for both debt and equity securities and requires new disclosures pertaining to the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amortized cost basis of the security shall be adjusted by the cumulative-effect adjustment before taxes. As of March 31, 2009, the Company has previously recognized $18,123,000 of other-than-temporary impairments on certain fixed maturities available-for-sale in the Consolidated Statement of Operations. The Company is currently analyzing these investments to determine (a) the portion of the previously recorded losses representing the credit loss, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulate other comprehensive income representing the amount of previously recorded losses related to all other factors.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1,"Interim Disclosures about Fair Value of Financial Instruments", ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 require public companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures should include the fair value of all financial instruments for which it is practicable, together with the related carrying values, and disclosure of the methods and significant assumptions used to estimate the fair value and changes in the methods and significant assumptions, if any, during the period. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Disclosures are not required for earlier periods presented at initial adoption. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material effect on the Company's consolidated financial statements.

Recently Adopted Accounting Standards

In April 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141(R)-1"). FSP FAS 141(R)-1 amends and clarifies Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1, effective January 1, 2009, did not have a material effect on the Company's consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-6, "Equity Method Investment Accounting” (“EITF No. 08-6”).  EITF No. 08-6 requires that the cost basis of an equity method investment be determined by using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of the investment and would exclude the value of contingent consideration.  Equity method investments are subject to other-than-temporary impairment analysis. However, an equity investor shall not separately test an investee’s underlying assets for impairment.  EITF No. 08-6 also requires an equity investor to account for a share issuance by an investee as if the investor had sold a proportionate share if its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  The adoption of EITF No. 08-6, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  The adoption of FSP EITF No. 03-6-1, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

 In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  The adoption of FSP FAS 142-3, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands the current disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  In addition, SFAS 161 requires disclosure of fair values of derivative instruments, and their gains and losses, in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements to locate important information about derivative instruments.  The adoption of SFAS 161, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). The objective of FSP SFAS 140-3 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  FSP SFAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  The adoption of FSP SFAS 140-3, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In November 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) will be applied prospectively. SFAS 160 changed the accounting and reporting for minority interests, which have been re-characterized as non-controlling interests and classified as a component of equity.  Management has applied the presentation and disclosure requirements retroactively for existing minority interests in accordance with SFAS 160. All other requirements of SFAS 160 will be applied prospectively. The adoption of SFAS 141(R) and SFAS 160, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

(D)

 Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2009 presentation, primarily relating to the adoption of SFAS 160.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2008, Standard Security Life and Madison National Life ceded to Independence American an average of 23% of their medical stop-loss business, 10% of certain of their fully insured health business and 20% of their New York Statutory Disability business. IHC owned 49.7% of AMIC's outstanding common stock at March 31, 2009 and December 31, 2008 which was purchased in various transactions from 2002 through 2008. IHC accounts for its investment in AMIC under the equity method. At March 31, 2009 and December 31, 2008, IHC's investment in AMIC had a total carrying value of $45,998,000 and $45,439,000 respectively, including goodwill of $4,222,000. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates. At March 31, 2009 and December 31, 2008, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $15,007,000 and $11,541,000, respectively.

For the quarters ended March 31, 2009 and 2008, IHC recorded $693,000 and $401,000, respectively, of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. AMIC paid no dividends on its common stock in the three-month periods ended March 31, 2009 and 2008.

IHC and its subsidiaries earned $235,000 and $218,000 for the quarters ended March 31, 2009 and 2008, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $11,894,000 and $15,690,000 for the three months ended March 31, 2009 and 2008, respectively.  Benefits to policyholders on business ceded to AMIC were $6,686,000 in the first quarter of 2009 and $10,625,000 in the first quarter of 2008.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $16,782,000 and $20,580,000 in the first quarters of 2009 and 2008, respectively, and net commission expense of $742,000 and $951,000 in the first quarters of 2009 and 2008, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $16,322,000 and $18,394,000; Other assets $3,292,000 and $3,009,000; and Other liabilities of $222,000 and $404,000.

Note 3.

Income Per Common Share

Income per share calculations are based on income from continuing operations attributable to the common shareholders of IHC for the three months ended March 31, 2009 and 2008, as shown below, and are net of $7,000 and $68,000, respectively, of losses attributable to non-controlling interests in subsidiaries (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Income from continuing operations attributable to IHC
shareholders, net of tax	$3,356	$3,072

Loss from discontinued operations, net of tax	(216)	-
Loss on disposition of discontinued operations	(21)	-

Net income attributable to IHC shareholders	$3,119	$3,072

Included in the diluted income per share calculations, for the three months ended March 31, 2009 and 2008, are 3,000 and 53,000 shares, respectively, from the assumed exercise of options and vesting of restricted stock using the treasury stock method.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	March 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$201,979	$17	$(31,231)	$170,765
CMOs (1)	116,241	1,199	(14,396)	103,044
U.S. Government obligations	6,382	135	-	6,517
Agency MBS (2)	71,836	357	-	72,193
GSEs (3)	6,507	-	(147)	6,360
States and political subdivisions	305,207	2,069	(17,224)	290,052

Total fixed maturities	$708,152	$3,777	$(62,998)	$648,931

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Preferred stocks	$68,267	$171	$(23,482)	$44,956

Total equity securities	$68,267	$171	$(23,482)	$44,956

		December 31, 2008
				GROSS		GROSS
		AMORTIZED		UNREALIZED		UNREALIZED		FAIR
		COST		GAINS		LOSSES		VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities		$212,620		$895		$(32,876)		$180,639
CMOs (1)		134,068		711		(13,466)		121,313
U.S. Government obligations		6,402		199		-		6,601
Agency MBS (2)		44,733		515		-		45,248
GSEs (3)		9,815		-		(242)		9,573
States and political subdivisions		283,237		3		(38,127)		245,113

Total fixed maturities		$690,875		$2,323		$(84,711)		$608,487

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$		$		$		$
Preferred stocks		68,538		-		(14,531)		54,007

Total equity securities		$68,538		$-		$(14,531)		$54,007

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

The amortized cost and fair value of fixed maturities at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$8,600	$8,200	1.3%
Due after one year through five years	36,389	32,365	5.0%
Due after five years through ten years	80,915	71,879	11.1%
Due after ten years	387,664	354,891	54.7%

	513,568	467,335	72.1%
CMO and MBS
15 year	117,504	104,264	16.0%
20 year	1,045	1,016.1%
30 year	76,035	76,316	11.8%

	$708,152	$648,931	100.0%

The following tables summarize, for all securities in an unrealized loss position at March 31, 2009 and December 31, 2008, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$41,233	$4,328	$127,733	$26,903	$168,966	$31,231
CMOs	17,132	1,575	38,959	12,821	56,091	14,396
GSEs	4,123	76	2,237	71	6,360	147
States and political
subdivisions	128,593	7,791	82,000	9,433	210,593	17,224
Total fixed maturities	191,081	13,770	250,929	49,228	442,010	62,998
Preferred stocks-perpetual	16,979	12,976	11,375	7,572	28,354	20,548
Preferred stocks- with
maturities	6,044	1,741	7,409	1,193	13,453	2,934
Total temporarily
impaired securities	$214,104	$28,487	$269,713	$57,993	$483,817	$86,480

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$44,316	$6,681	$117,035	$26,195	$161,351	$32,876
CMOs	12,566	2,853	38,962	10,613	51,528	13,466
GSEs	4,311	119	5,262	123	9,573	242
States and political
subdivisions	218,106	36,330	11,911	1,797	230,017	38,127
Total fixed maturities	279,299	45,983	173,170	38,728	452,469	84,711
Preferred stocks-perpetual	33,231	12,003	4,223	486	37,454	12,489
Preferred stocks- with
maturities	8,616	1,377	7,937	665	16,553	2,042
Total temporarily
impaired securities	$321,146	$59,363	$185,330	$39,879	$506,476	$99,242

Substantially all of the unrealized losses at March 31, 2009 and December 31, 2008 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized loss on corporate securities and state and political subdivisions is due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil. At March 31, 2009, the Company had $25.4 million invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 40.1% were in CMOs that originated in 2005 or earlier and 59.9% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The decline in market value for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets. Some of these financial institutions have exposure to sub-prime mortgages.

At March 31, 2009 and December 31, 2008, a total of 108 and 110 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 133 and 64 securities, respectively, had continuous unrealized losses for 12 months or longer. The Company has only one non-performing fixed maturity investment at March 31, 2009 with a cost of $650,000, or 0.1% of the total carrying value of fixed maturities.

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. If a decline in fair value is judged by management to be other-than-temporary, a loss is recognized by a charge to net realized investment gains in the Condensed Consolidated Statements of Operations, establishing a new cost basis for the security. For the purpose of other-than-temporary impairment evaluations, preferred stocks are treated in a manner similar to debt securities.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For structured securities, such as mortgage-backed securities, an impairment loss is recognized when there has been a decrease in expected cash flows and/or a decline in the security’s fair value below cost. Based on management’s review of the portfolio, which considered these factors, the Company recorded losses of $271,000 and $81,000 for other-than-temporary impairments for the three months ended March 31, 2009 and 2008, respectively. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalance in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

There was no activity in the Company's trading accounts during the three months ended March 31, 2008 and, as of December 31, 2008, the Company no longer has any such trading accounts.

Note 5.

Derivative Instruments

In connection with its currently outstanding $10,000,000 line of credit, a subsidiary of IHC entered into an interest rate swap with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (6.65%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. There was no hedge ineffectiveness on this interest rate swap which is accounted for as a cash flow hedge. At March 31, 2009 and December 31, 2008, the fair value of the interest rate swap was $164,000 and $260,000, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 6 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the three months ended March 31, 2009 and 2008, the Company recorded $57,000 and $(197,000) respectively, of gains (losses) on the effective portion of the interest rate swap in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, net of related taxes (benefits) of $38,000 and $(130,000), respectively.

At March 31, 2009 and December 31, 2008, the Company held no other derivative instruments and, for the three months ended March 31, 2009, recorded no gains or losses related to derivative instruments in the accompanying Condensed Consolidated Statements of Operations. For the three months ended March 31, 2008, the Company recorded a loss of $245,000 in net realized investment gains (losses) representing the net change in fair value of a stock put on IHC shares of common stock issued in connection with the acquisition of IAC in 2006. All of the shares subject to the IHC stock put were subsequently exercised during 2008.

Note 6.

Fair Value

For all financial and non-financial instruments accounted for at fair value on a recurring basis, the Company utilizes valuation techniques based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market expectations. These two types of inputs create the following fair value hierarchy:

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

When available, we use quoted market prices to determine fair value and classify such items in Level 1. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets and classify such items in Level 2.  When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and availably market information. These items are classified in level 3. Further, we retain independent pricing vendors to assist in valuing certain instruments.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at March 31, 2009 and December 31, 2008, respectively (in thousands):

March 31, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Investment securities held for sale:
Fixed maturities	$-	$617,275	$31,656	$648,931
Equity securities	42,844	2,112	-	44,956

Total	$42,844	$619,387	$31,656	$693,887

FINANCIAL LIABILITIES:
Interest rate swap	$-	$164	$-	$164

December 31, 2008
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Investment securities held for sale:
Fixed maturities	$-	$583,155	$25,332	$608,487
Equity securities	51,851	2,156	-	54,007

Total	$51,851	$585,311	$25,332	$662,494

FINANCIAL LIABILITIES:
Interest rate swap	$-	$260	$-	$260

Inputs for certain fixed maturity securities that were observable at December 31, 2008 were not observable at March 31, 2009 as a result of limited or inactive markets. These securities were transferred out of Level 2 and into the Level 3 category during 2009. No securities were sold or transferred out of the Level 3 category in 2009. Changes in the carrying value of Level 3 financial assets and liabilities for the three months ended March 31, 2009 are summarized as follows (in thousands):

Fixed
Maturities

Balance at beginning of year	$25,332

Transfers into Level 3	7,532

Net realized investment gains (losses) included in earnings:
Net realized investment gains from repayments of fixed maturities	-
Other-than-temporary impairments	-
-

Net unrealized gains (losses) included in accumulated other comprehensive loss:
Net unrealized losses	(783)
Reclassification of unrealized losses deemed to be other-than-temporary to
net realized losses included in earnings	-
(783)

Repayments of fixed maturities	(425)

Balance at end of period	$31,656

Note 7.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first quarter of 2009 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2008	$52,331	$15,308
Acquire Wisconsin Underwriting Associates, LLC	750	-
Capitalized software development	-	121
Amortization expense	-	(644)
Balance at March 31, 2009	$53,081	$14,785

In January 2009, Wisconsin Underwriting Associates, Inc., a newly formed wholly owned subsidiary of IHC Health Holdings Corp., acquired the assets of Wisconsin Underwriting Associates, LLC ("WUA") in exchange for $300,000, $100,000 of contingent consideration and 49% of its capital stock. The addition of $750,000 of goodwill above represents the excess fair value of the consideration transferred over the total fair value of the net assets of WUA acquired.

Note 8.

Discontinued Operations

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $11,685,000 and $12,781,000 are included in the Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, respectively.

During the three months ended March 31, 2009, the Company recorded a loss from discontinued operations of $216,000, net of $116,000 of income tax benefits, which represents expenses and changes in claims and reserves related to the insurance liabilities (currently in run-off status) for claims incurred prior to December 31, 2007. The Company did not record income or loss from discontinued operations during the three months ended March 31, 2008.  The Company also recorded a loss on the disposition of discontinued operations in the three months ended March 31, 2009 amounting to $21,000, net of $11,000 of income tax benefits, representing an adjustment to accrued exit costs.

Changes in the liabilities related to discontinued operations for the three months ended March 31, 2009 were as follows (in thousands):

	Claims	Accrued	Termination
	Liability	Expenses	Benefits	Total

Balance at beginning of year	$3,328	$-	$214	$3,542

Loss on disposition of discontinued operations:
Exit costs	-	32	-	32

Loss from discontinued operations:
Changes in claims and reserves
related to block in run-off	314		-	314
Expenses incurred related to block in run-off		18		18
				332

Payments of expenses accrued to administer
the business sold		(50)	(77)	(127)

Claim payments related to block in run-off	(624)	-	-	(624)

Balance at March 31, 2009	$3,018	$-	$137	$3,155

The Company believes that the net liabilities of discontinued operations at March 31, 2009 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 9.

Share-Based Compensation

For the three months ended March 31, 2009 and 2008, total share-based compensation expense was $267,000 and $292,000, respectively. Related tax benefits of $107,000 and $116,000, were recognized for the three months ended March 31, 2009 and 2008, respectively.

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period. Exercise prices of SARs are equal to the quoted market price of the shares at the date of the grant and have three year vesting periods. At March 31, 2009, there were 743,220 shares available for future grants under the Company’s 2006 Stock Incentive Plan that was approved by shareholders in June 2006.

Stock Options

The Company’s stock option activity for the three months ended March 31, 2009 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2008	759,093	$17.94
Expired	(5,333)	22.29
March 31, 2009	753,760	17.91

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2009:

	Outstanding	Exercisable

Number of options	753,760	541,091
Weighted average exercise price per share	$17.91	$19.44
Aggregate intrinsic value for all options	$-	$-
Weighted average contractual term remaining	2.0 years	1.5 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the three months ended March 31, 2009. The weighted average grant-date fair-value of options granted during the three months ended March 31, 2008 was $3.44 per share. The assumptions set forth in the table below were used to value the stock options granted during the three-month period ended March 31, 2008:

Weighted-average risk-free interest rate	2.21%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	36.6%
Weighted-average expected term of options	4.5 years

Compensation expense of $191,000 and $187,000 was recognized in the three months ended March 31, 2009 and 2008, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months ending March 31, 2009. During the three months ended March 31, 2008, 77,400 options were exercised and, pursuant to the terms of the Company’s applicable stock option plan, a discretionary payment was made equal to the difference between the fair value of such shares, with respect to the options at such exercise date, and the aggregate option strike price. The intrinsic value of such totaled $61,000 and the payment was made in the form of IHC common stock totaling 3,109 shares after deducting applicable income taxes of $24,000.

As of March 31, 2009, the total unrecognized compensation expense related to non-vested stock options was $647,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.2 years.

Restricted Stock

No shares of restricted stock were issued by the Company in the first three months of 2009 or 2008. The total fair value of restricted stock that vested during the first three months of 2009 and 2008 was $29,000 and $144,000, respectively. Restricted stock expense was $52,000 and $100,000, respectively, for the three months ended March 31, 2009 and 2008.

The following table summarizes restricted stock activity for the three months ended March 31, 2009:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2008	18,976	$20.66
Vested	(9,382)	$22.56
March 31, 2009	9,594	$18.80

As of March 31, 2009, the total unrecognized compensation expense related to non-vested restricted stock awards was $75,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.0 year.

SARs and Share-Based Performance Awards

The fair value SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. No SARs were exercised in the three months ended March 31, 2009 or 2008. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of share-based liabilities paid in the three months ended March 31, 2009 and 2008 was $35,000 and $55,000, respectively. Included in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 are liabilities of $37,000 and $47,000, respectively, pertaining to SARs and share-based performance awards.

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

The deferred income taxes for the three months ended March 31, 2009 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $4,076,000, representing the decrease in the related net deferred tax asset to $26,191,000 at March 31, 2009 from $30,267,000 at December 31, 2008.

Note 11.

Supplemental Disclosures of Cash Flow Information

No tax payments were made during the three months ended March 31, 2009. Net cash payments for income taxes during the three months ended March 31, 2008 were $13,000. Cash payments for interest were $954,000 and $939,000 during the three months ended March 31, 2009 and 2008, respectively.

Note 12.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs).

The comprehensive income (loss) for the three months ended March 31, 2009 and 2008 is summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Net income	$3,119	$3,072
Unrealized gains (losses) arising during
the period, net of income taxes	7,403	(10,384)

Comprehensive income (loss) attributable to IHC	$10,522	$(7,312)

Note 13.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Revenues:
Medical Stop-Loss (A)	$36,435	$43,453
Fully Insured Health (B)	29,711	32,020
Group disability, life, annuities and DBL(C)	16,226	14,970
Individual life, annuities and other	15,824	14,867
Corporate	(219)	(1,006)
	97,977	104,304
Net realized investment gains	1,394	114
	$99,371	$104,418

Income from Continuing Operations
Before Income Taxes:
Medical Stop-Loss(A)	$1,649	$2,321
Fully Insured Health (B) (D)	1	1,233
Group disability, life, annuities and DBL(C)	2,354	1,636
Individual life, annuities and other	1,310	2,545
Corporate	(1,637)	(2,506)
	3,677	5,229
Net realized investment gains and losses	1,394	114
Interest expense	(770)	(986)
	$4,301	$4,357

(A)

The amount includes equity income from AMIC of $488,000 and $347,000 for the three months ended March 31, 2009 and 2008, respectively.

(B)

The amount includes equity income from AMIC of $139,000 and $23,000 for the three months ended March 31, 2009 and 2008, respectively.

(C)

The amount includes equity income from AMIC of $66,000 and $31,000 for the three months ended March 31, 2009 and 2008, respectively.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $612,000 and $702,000 for the three months ended March 31, 2009 and 2008, respectively. Amortization expense for the other segments is insignificant.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At March 31, 2009, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”), three MGUs and controlling interests in two agencies.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, fully insured medical, disability and New York State short-term statutory disability benefit product ("DBL"); mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. The Company believes that the acquisition of Actuarial Management Corp. (“AMC”) has further enabled it to make these assessments. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers and profit commissions.  Management has always focused on managing the costs of its operations and providing its insureds with the best cost containment tools available.

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008

Revenues	$99,371	$104,418
Expenses	95,070	100,061

Income from continuing operations before income taxes	4,301	4,357
Income taxes	952	1,353

Income from continuing operations	3,349	3,004

Discontinued operations:
Loss from discontinued operations	(216)	-
Loss from disposition of discontinued operations	(21)	-

Net income	3,112	3,004

Loss from noncontrolling interests in subsidiaries	7	68

Net income attributable to IHC	$3,119	$3,072

•

Income from continuing operations increased 10.0% to $3.3 million for the three months ended March 31, 2009 compared to $3.0 million for the three months ended March 31, 2008:

•

Consolidated investment yield of 4.9% for the three months ended March 31, 2009 versus 4.8% for the comparable period in 2008:

•

Revenues decreased 4.8% to $99.4 million for the three months ended March 31, 2009 compared to $104.4 million for the three months ended March 31, 2008; and

•

Book value of $11.25 per common share, representing a 6.5% increase from December 31, 2008, primarily reflecting net income and net unrealized gains on securities for the three months ended March 31, 2009.

The following is a summary of key performance information by segment:

•

Income before taxes from the Medical Stop-Loss segment decreased $.7 million for the three months ended March 31, 2009 compared to the same period in 2008. This is primarily a result of reduced production and stricter underwriting guidelines;

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months ended
	March 31,
	2009	2008

Premiums Earned	$34,928	$41,719
Insurance Benefits, Claims & Reserves	24,513	29,807
Expenses	9,629	10,787

Loss Ratio(A)	70.1%	71.4%
Expense Ratio (B)	27.6%	25.9%
Combined Ratio (C)	97.7%	97.3%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported a negligible amount of income before taxes for the three months ended March 31, 2009 as compared to $1.2 million for the comparable period in 2008;

o

Fee and other income decreased $2.0 million for the three months ended March 31, 2009 as compared to the same period in 2008 due to a decrease in gross premiums. The Company also experienced a decrease in general expenses due to a reduction in work force and related expenses in response to its lower volume of business.

o

Underwriting experience for the Fully Insured segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Premiums Earned	$20,488	$20,840
Insurance Benefits, Claims & Reserves	13,248	13,626
Expenses	6,815	4,954

Loss Ratio	64.7%	65.4%
Expense Ratio	33.2%	23.8%
Combined Ratio	97.9%	89.2%

o

The underwriting expense ratio increased primarily as a result of: (i) an increase in premium taxes and assessments due in part to a true-up of 2007 expenses recorded in the first quarter of 2008 thereby reducing the 2008 expense combined with higher state taxes and assessments recorded in the first quarter of 2009; (ii) an increase in profit commissions due to better loss ratios as a result of stricter underwriting guidelines on certain lines of fully insured health business; and (iii) an increase in general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $.8 million for the three months ended March  31, 2009 compared to the three months ended March 31, 2008, primarily from an increase in both premiums and profitability in the group long-term disability ("LTD") business;

•

Income before taxes from the Individual life, annuities and other segment decreased $1.2 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily as a result of a decrease in investment income due to lower yields and an increase in reserves and administrative expenses associated with the acquisition of a block of life and annuity policies in 2008;

•

Loss before taxes from the Corporate segment decreased $.9 million for the three months ended March 31, 2009, primarily as a result of a decrease in losses from partnership investments compared to the three months ended March 31, 2008;

•

Net realized investment gains were $1.4 million for the three months ended March 31, 2009  compared to $.1 million for the comparable period in 2008; and

•

Premiums by principal product for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended
Gross Direct and Assumed	March 31,
Earned Premiums:	2009	2008

Medical Stop-Loss	$54,328	$68,129
Fully Insured Health	46,453	51,605
Group disability, life, annuities and DBL	25,637	20,114
Individual life, annuities and other	7,867	7,683

	$134,285	$147,531

	Three Months Ended
	March 31,
Net Premiums Earned:	2009	2008

Medical Stop-Loss	$34,928	$41,719
Fully Insured Health	20,488	20,840
Group disability, life, annuities and DBL	13,724	12,068
Individual life, annuities and other	7,293	7,027

	$76,433	$81,654

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  During the three months ended March 31, 2009, there were no additions to or changes in the critical accounting policies disclosed in the 2008 Form 10-K.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Income from continuing operations was $3.3 million for the three months ended March 31, 2009, an increase of $.3 million compared to income from continuing operations of $3.0 million for the three months ended March 31, 2008. The Company's income from continuing operations before taxes decreased $.1 million to $4.3 million for the three months ended March 31, 2009 from $4.4 million for the three months ended March 31, 2008. Information by business segment for the three months ended March 31, 2009 and 2008 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
March 31, 2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$34,928	822	488	197	24,513	-	10,273	$1,649
Fully insured health	20,488	163	139	8,921	13,248	7	16,455	1
Group disability,
life, annuities
and DBL	13,724	2,349	66	87	8,788	53	5,031	2,354
Individual life,
annuities
and other	7,293	7,604	-	927	9,647	990	3,877	1,310
Corporate	-	(219)	-	-	-	-	1,418	(1,637)
Sub total	$76,433	10,719	693	10,132	56,196	1,050	37,054	3,677

Net realized investment gains								1,394
Interest expense								(770)
Income from continuing operations before taxes								4,301
Income taxes								952
Income from continuing operations								$3,349

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
March 31, 2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$41,719	1,046	347	341	29,807	-	11,325	$2,321
Fully insured health	20,840	215	23	10,942	13,626	48	17,113	1,233
Group disability,
life, annuities
and DBL	12,068	2,773	31	98	8,666	35	4, 633	1,636
Individual life,
annuities and
other	7,027	7,617	-	223	8,685	1,371	2,266	2,545
Corporate	-	(1,006)	-		-	-	1,500	(2,506)
Sub total	$81,654	10,645	401	11,604	60,784	1,454	36,837	5,229

Net realized investment gains								114
Interest expense								(986)
Income from continuing operations before taxes								4,357
Income taxes								1,353
Income from continuing operations								$3,004

Premiums Earned

Total premiums earned decreased $5.3 million to $76.4 million in the first quarter of 2009 from $81.7 million in the comparable period of 2008. The decrease is primarily due to: (i) the Medical Stop-Loss segment which decreased $6.8 million, primarily due to reduced production and stricter underwriting guidelines; and (ii) the Fully Insured Health segment which had a $.3 million decrease in premiums in the first quarter of 2009 compared to the first quarter of 2008, comprised primarily of a $1.0 million decrease in student accident premiums as a result of the cancellation of a producer of this product, offset by a $1.1 million increase in dental premiums as a result of increased production, and a $.4 million net decrease in all other lines of this segment; offset by (iii) a $1.6 million increase in the group disability, life, annuities and DBL segment primarily from the LTD line due to an increase in both retention and new business written.

Net Investment Income

Total net investment income increased $.1 million. The overall investment yields were 4.9% and 4.8% in the first quarter 2009 and 2008, respectively. The investment yield on bonds, equities and short-term investments was 5.1% and 5.2% in the first quarter of 2009 and 2008, respectively. A decrease in dividend income, as a result of a reallocation of the investment portfolio during 2008, was more than offset by a decrease in losses from partnership investments.

Net Realized Investment Gains

Net realized investment gains increased $1.3 million to $1.4 million in 2009 from $.1 million in 2008. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments, and other-than-temporary impairments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. Included in net realized investment gains for the three months ended March 31, 2009 and 2008 are pretax losses of $.3 million and $.1 million, respectively, from other than temporary impairments.

Equity Income

Equity income from AMIC increased $.3 million in the first quarter of 2009 to $.7 million compared to $.4 million for the first quarter of 2008, primarily as a result of improved profitability in their Medical Stop-Loss business.

Fee Income and Other Income

Fee income decreased $2.2 million to $9.0 million in the first quarter of 2009 from $11.2 million in the first quarter of 2008 primarily as a result of a decrease in gross premiums from the small group line of business in the Fully Insured Health segment due in part to stricter underwriting guidelines and declining economic conditions.

Total other income increased $.7 million in the first quarter of 2009 to $1.1 million from $.4 million in the first quarter of 2008, primarily due to administrative fees associated with a coinsurance agreement.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves decreased $4.6 million. The decrease is primarily due to: (i) a decrease of $5.3 million in the Medical Stop-Loss segment, primarily resulting from a decrease in premiums earned; and (ii) a decrease of $.4 million in the Fully Insured Health segment, primarily as a result of reduced premiums in the student accident line of business; partially offset by (iii) an increase of $.9 million in the individual life, annuities and other segment, primarily resulting from the acquisition of a block of life and annuity business in the second quarter of 2008.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs was relatively unchanged.

Interest Expense on Debt

Interest expense decreased $.2 million, primarily due to a $2.5 million decrease in outstanding debt under a line of credit from $12.5 million to $10.0 million during the third quarter of 2008. In addition, the interest rates on $10.3 million and $12.4 million of floating rate junior subordinated debt averaged 5.4% and 5.3%, respectively, in the first quarter of 2009, as compared to 7.4% and 8.3%, respectively, during the first quarter of 2008.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $.3 million in the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to: (i) a $1.0 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production and stricter underwriting guidelines; (ii) a $.6 million decrease in the Fully Insured Health segment consisting of higher premium and tax assessments, which were more than offset by a decrease in general expenses resulting from a lower volume of business and a reduction in work force; offset by (iii) a $1.6 million increase in commission and administrative expenses associated with the Individual life, annuities and other segment, primarily as a result of increased volume from the acquisition of a block of life and annuity business in the second quarter of 2008; and (iv) a net $.3 million increase in all other segments.

Income Taxes

Income tax expense decreased $.4 million to $1.0 million for the quarter ended March 31, 2009 from $1.4 million for the first quarter of 2008. The effective tax rate was 22.1% for the first quarter of 2009 compared to 31.1% for the first quarter of 2008. The difference in the effective tax rates is primarily attributable to a higher level of tax benefits derived from tax exempt interest in 2009. The Company has significantly increased its position in state and political subdivision investments that generate tax exempt interest thus creating a greater benefit in 2009 than in 2008.

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

Cash Flows

As of March 31, 2009, the Company had $7.9 million of cash and cash equivalents compared with $7.8 million as of December 31, 2008. Total investments, net of amounts due to and from brokers, were $780.2 million and $763.7 million at March 31, 2009 and December 31, 2008, respectively.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2009 was $3.7 million. Net cash used by operating activities of discontinued operations for the three months ended March 31, 2009 was $.8 million.

Net cash used by investing activities of continuing operations for the three months ended March 31, 2009 was $3.2 million primarily as a result of net purchases of $15.7 million of fixed maturities and a $17.2 million increase in amounts due from brokers, partially offset by $31.6 million in net proceeds on sales of securities under resale and repurchase agreements.

The Company has $471.2 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2009, cash received from the maturities and other repayments of fixed maturities was $36.5 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due from brokers, increased $16.5 million during the three months ended March 31, 2009 largely due to a $14.4 million decrease in unrealized losses on available-for- sale securities.

The Company had net receivables from reinsurers of $99.7 million at March 31, 2009. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2009.

Other assets decreased $6.3 million primarily due to a $4.9 million decrease in net deferred tax assets. Of this amount, $4.1 million represents the deferred taxes on the net unrealized gains on investment securities allocated to stockholders’ equity arising during the three months ended March 31, 2009.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	March 31,	December 31,
	2009	2008

Medical Stop-Loss	$83,489	$89,684
Fully Insured Health	36,714	38,168
Group Disability	74,346	71,643
Individual A&H and Other	12,139	11,823

	$206,688	$211,318

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

The primary assumption in the determination of fully insured reserves is that historical claim development patterns tend to be representative of future claim development patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in product design, changes in time delay in submission of claims, and the incidence of unusually large claims. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are minimal. The time delay in submission of claims tends to be stable over time and not subject to significant volatility. Since our analysis considered a variety of outcomes related to these factors, the Company does not believe that any reasonably likely change in these factors will have a material effect on the Company’s financial condition, results of operations, or liquidity.

The $10.8 million increase in IHC’s stockholders' equity in the first three months of 2009 is primarily due to $3.1 million in net income and a $7.4 million decrease in net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Insurance Group's cash and investment assets, approximately 91.2% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at March 31, 2009. The Company's gross unrealized losses on available-for-sale securities totaled $86.5 million at March 31, 2009. Also at such date, approximately 98.1% of the Insurance Group's fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2009, approximately 1.9% (or $12.3 million) of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company has only one non-performing fixed maturity at March 31, 2009 with a cost of $.7 million, or .1% of the total carrying value of fixed maturities.

At March 31, 2009, the Company had $25.4 million invested in whole loan collateralized mortgage obligations ("CMOs") backed by Alt-A mortgages. Of this amount, 40.1% were in CMOs that originated in 2005 or earlier and 59.9% were in CMOs that originated in 2006. While these mortgages have seen lower market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The decline in fair value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets. Some of these financial institutions have exposure to sub-prime mortgages. The unrealized loss for CMO securities is primarily attributable to Alt-A mortgages as described above. The unrealized losses on corporate securities and state and political subdivision securities are due to wider spreads. Spreads have widened as investors shifted funds to U.S. Treasuries in response to the current market turmoil.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months ended March 31, 2009 and 2008, the Company recorded losses of $.3 million and $.1 million, respectively, for other-than-temporary impairments. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2009 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$3,622	$18,731	$7,406	$2,913	$32,672
Equity securities	3,325	2,992	14,827	-	21,144

Total	$6,947	$21,723	$22,233	$2,913	$53,816

The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2009. In 2009, the Company experienced a decrease in net unrealized losses of $14.3 million which, net of deferred taxes of $4.1 million and net of deferred policy acquisition costs of $2.8 million, increased stockholders' equity by $7.4 million (reflecting net unrealized losses of $46.9 million at March 31, 2009 compared to net unrealized losses of $54.3 million at December 31, 2008). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2009, is not materially different from that reported in the schedule of such obligations at December 31, 2008 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For 2009 , IHC’s business plan is to: (i) continue to maintain the profitability of our Fully Insured Health business, while selectively pursuing new opportunities that leverage our vertically integrated strategy of generating fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (ii) expand the distribution and continue to improve the profitability of our Medical Stop-Loss business, (iii) proactively adjust our mix of business to take advantage of market conditions, and (iv) continue to expand the distribution of our life and disability products. Like many other insurance companies, our gross premiums have been adversely impacted by the current economic downturn.

The following summarizes what IHC has accomplish ed and the outlook for 2009 and beyond by segment.

Historic Core Lines of Business

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters ("MGUs") and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for our two primary product segments (Medical Stop-Loss and group disability, life, annuities and DBL).  While it is always our intent to emphasize underwriting profits and not top line growth , the medical stop-loss industry as a whole succumbed to pricing pressures caused by an unexpectedly long down cycle (or "soft" market) from 2004 through 2008.  As a consequence of these market conditions, we made a decision to curtail our growth and our 2008 loss ratios are improved. Due to stricter underwriting guidelines and the termination of several MGUs in 2008, we experienced a decline in stop-loss premiums in the first quarter of 2009, which we anticipate will continue throughout this year. The Company has experienced an increase in its gross group life and disability premiums in the first quarter of 2009 as a result of taking over an estimated $18 million block from an insurer that exited the market, of which we are retaining approximately 20%.

With respect to distribution , Standard Security Life is approved to write Medical Stop-Loss in all 50 states and Madison National Life in 49 states. Standard Security Life is currently contracted to write this product through nine MGUs, and Madison National Life through one. T he Company has a significant ownership interest in five of these MGUs (including those owned by AMIC), which produced $ 99.8 million ( 53.9%) of Medical Stop-Loss premium s written on IHC paper in 2008 ..

Fully Insured Health Segment

The Fully Insured Health market (estimated at $500 billion) in the U.S. is a much larger market than the Medical Stop-Loss market (estimated at $4 billion). The Company experienced a decrease in gross premiums during the first quarter of 2009, primarily in its small group line of business. This decrease is due to a general decrease in premiums resulting from stricter underwriting guidelines and the downturn in the economy. Net premiums remained constant due to an increase in retention. The Company limited the amount of its growth in this segment in 2008 and expects to continue to do so in 2009. In the event we determine to accelerate our growth, we are optimistic that (as a result of its multiple product filings, distribution sources, and the sheer size of the market) our Fully Insured Health business could grow while maintaining profitable underwriting results.

Investments

Our fixed maturity portfolio continues to be rated on average AA. Approximately 3% of our total investment portfolio is Alt-A mortgages.  While these mortgages have seen lower market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance. The Company also has approximately 3% of its total investment portfolio in preferred stocks of financial institutions which also realized significant losses in 2008. Our book value per share increased to $11.25 at March 31, 2009 from $10.56 at December 31, 2008 due to net income and positive changes in the fair value of our investment portfolio.  To the extent that the capital markets remain unsettled, we may continue to see volatility in the market price of our equity and fixed maturity securities, which could have a negative impact on our net income and book value per share.

Summary

In summary, the Company has begun to see improved performance in 2009 from continuing operations primarily as a result of (i) continuing improvement in the profitability of the group disability, life, annuities and DBL line from an increase in production (ii) better performance from investment partnerships (iii) improved loss ratios on its Medical Stop-Loss business from the year ended 2008; and (iv) a better balance in our fully insured health business.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2009 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2008 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of March 31, 2009, 108,642 shares were still authorized to be repurchased under the plan. There were no share repurchases during the first quarter of 2009.

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

May 11, 2009

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

May 11, 2009

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer