Form 10-Q
period 2009-06-30
INDEPENDENCE HOLDING CO
filed 2009-08-10
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at August 7, 2009
Common stock, $ 1.00 par value	15,423,175 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 2009 (unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statement of Changes in Equity -
Six Months Ended June 30, 2009 (unaudited)	6

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2009 and 2008 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	45

Item 4. Controls and Procedures	46

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Submission of Matters to a Vote of Security Holders	47

Item 5. Other Information	47

Item 6. Exhibits	47

Signatures	48

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS:
Investments:
Short-term investments	$52	$52
Securities purchased under agreements to resell	23,798	60,823
Fixed maturities, available for sale	678,775	608,487
Equity securities, available for sale	46,588	54,007
Other investments	38,070	37,724
Total investments	787,283	761,093

Cash and cash equivalents	6,877	7,767
Due from securities brokers	6,308	2,598
Investment in American Independence Corp. ("AMIC")	42,892	41,217
Deferred acquisition costs	54,516	62,401
Due and unpaid premiums	51,036	55,663
Due from reinsurers	186,635	139,052
Premium and claim funds	45,716	52,171
Notes and other receivables	15,107	16,000
Goodwill	53,081	52,331
Other assets	59,227	83,601

TOTAL ASSETS	$1,308,678	$1,273,894

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves-health	$194,313	$199,160
Insurance reserves-life and annuity	278,582	279,731
Funds on deposit	406,221	411,188
Unearned premiums	14,388	16,727
Policy claims-health	15,733	12,158
Policy claims-life	13,251	10,738
Other policyholders' funds	20,850	21,888
Due to securities brokers	8,500	-
Due to reinsurers	38,880	38,406
Accounts payable, accruals and other liabilities	70,839	69,260
Liabilities related to discontinued operations	2,489	3,542
Debt	10,000	10,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,112,192	1,110,944

EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,453,186 and 15,434,891 shares issued, respectively;
15,420,431 and 15,402,136 shares outstanding, respectively	15,453	15,435
Paid-in capital	101,315	101,086
Accumulated other comprehensive loss	(27,566)	(54,291)
Treasury stock, at cost 32,755 shares	(326)	(326)
Retained earnings	106,982	100,798

TOTAL IHC STOCKHOLDERS’ EQUITY	195,858	162,702
NONCONTROLLING INTERESTS IN SUBSIDIARIES	628	248

TOTAL EQUITY	196,486	162,950

TOTAL LIABILITIES AND EQUITY	$1,308,678	$1,273,894

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Premiums earned:
Health	$68,287	$71,858	$134,925	$144,512
Life and annuity	8,794	9,826	18,589	18,826
Net investment income	11,428	11,156	22,147	21,801
Fee income	8,486	10,218	17,521	21,417
Net realized investment gains	1,262	2,306	2,927	2,501
Total other-than-temporary impairment losses (no current	-	(17,393)	(271)	(17,474)
period impairment losses were recognized in other
comprehensive income)
Equity income from AMIC	235	389	928	790
Other income	2,107	958	3,204	1,363
	100,599	89,318	199,970	193,736
EXPENSES:
Insurance benefits, claims and reserves:
Health	48,444	48,758	92,240	98,306
Life and annuity	11,979	12,857	24,379	24,093
Selling, general and administrative expenses	35,607	35,915	72,661	72,752
Amortization of deferred acquisitions costs	1,300	1,955	2,350	3,409
Interest expense on debt	761	909	1,531	1,895
	98,091	100,394	193,161	200,455
Income (loss) from continuing operations
before income taxes (benefits)	2,508	(11,076)	6,809	(6,719)
Income taxes (benefits)	545	(4,409)	1,497	(3,056)

Income (loss) from continuing operations	1,963	(6,667)	5,312	(3,663)

Discontinued operations:
Loss from discontinued operations, net of tax	(117)	-	(354)	-

Net income (loss)	1,846	(6,667)	4,958	(3,663)

(Income) loss from noncontrolling interests in subsidiaries	13	(26)	20	42

NET INCOME (LOSS) ATTRIBUTABLE TO IHC	$1,859	$(6,693)	$4,978	$(3,621)

Basic income (loss) per common share:
Income (loss) from continuing operations	$.13	$(.43)	$.35	$(.24)
Loss from discontinued operations	(.01)	-	(.03)	-
Basic income (loss) per common share	$.12	$(.43)	$.32	$(.24)

WEIGHTED AVERAGE SHARES OUTSTANDING	15,419	15,388	15,413	15,359

Diluted income (loss) per common share
Income (loss) from continuing operations	$.13	$(.43)	$.35	$(.24)
Loss from discontinued operations	(.01)	-	(.03)	-
Diluted income (loss) per common share	$.12	$(.43)	$.32	$(.24)

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,419	15,388	15,415	15,359

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2008	$15,435	$101,086	$(54,291)	$(326)	$100,798	$162,702	$248	$162,950

Adjustment to April 1, 2009
balance for adoption of
FSP FAS 115-2 and
FAS 124-2, net of tax			(1,591)		1,591	-	-	-

Net income (loss)					4,978	4,978	(20)	4,958
Net change in unrealized
gains (losses)			28,316			28,316	-	28,316
Total comprehensive
income						33,294	(20)	33,274

Acquisition of Wisconsin
Underwriting Associates,
LLC						-	400	400
Common Stock Dividend
($.25 per share)					(385)	(385)	-	(385)
Share-based compensation
expenses and related
tax benefits	18	209				227	-	227
Other capital transactions		20				20	-	20

BALANCE AT
JUNE 30, 2009	$15,453	$101,315	$(27,566)	$(326)	$106,982	$195,858	$628	$196,486

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2009	2008
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$4,958	$(3,663)
Adjustments to reconcile net income to net change in cash from operating activities:
Loss from discontinued operations	354	-
Amortization of deferred acquisition costs	2,350	3,409
Net realized investment gains	(2,927)	(2,501)
Other-than-temporary impairment losses	271	17,474
Equity income from AMIC and other equity method investments	(1,346)	(1,049)
Depreciation and amortization	2,742	2,479
Share-based compensation expenses	341	645
Deferred tax benefit	(996)	(6,273)
Other	296	(1,064)
Changes in assets and liabilities:
Net sales of trading securities	-	429
Change in insurance liabilities	(8,724)	(9,901)
Additions to deferred acquisition costs, net	(1,477)	(2,136)
Change in net amounts due from and to reinsurers	(47,109)	(141)
Change in premium and claim funds	6,455	(1,296)
Change in income tax liability	4,526	3,247
Change in due and unpaid premiums	4,627	6,546
Change in other assets	3,768	(6,963)
Change in other liabilities	1,582	(3,197)
Net change in cash from operating activities of continuing operations	(30,309)	(3,955)
Net change in cash from operating activities of discontinued operations	(1,598)	(12,347)

Net change in cash from operating activities	(31,907)	(16,302)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	4,790	3,642
Net proceeds of short-term investments	(1)	(37)
Net (purchases) sales of securities under resale and repurchase agreements	37,025	(3,429)
Sales of equity securities	13,672	39,393
Purchases of equity securities	-	(35,300)
Sales of fixed maturities	273,842	267,479
Maturities and other repayments of fixed maturities	77,557	39,173
Purchases of fixed maturities	(375,372)	(416,136)
Additional investments in other investments, net of distributions	74	4,010
Cash paid in acquisitions of companies, net of cash acquired	(275)	(998)
Cash received in acquisition of policy blocks	-	57,279
Investment in AMIC	-	(1,401)
Change in notes and other receivables	893	(2,491)
Other	(1,182)	(1,273)

Net change in cash from investing activities	31,023	(50,089)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1	1,401
Exercises of common stock options	-	173
Excess tax expense from exercises of stock options and
vesting of restricted stock	(95)	(363)
Proceeds (withdrawals) of investment-type insurance contracts	473	(105)
Dividends paid	(385)	(382)

Net change in cash from financing activities	(6)	724

Net change in cash and cash equivalents	(890)	(65,667)
Cash and cash equivalents, beginning of year	7,767	72,823

Cash and cash equivalents, end of period	$6,877	$7,156

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At June 30, 2009, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”), three MGUs and controlling interests in two agencies.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 53% of IHC's outstanding common stock at June 30, 2009.

(B)

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. IHC’s annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162", ("SFAS 168"). SFAS 168 establishes the Accounting Standards Codification ("Codification"), which was officially released on July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of

Accounting Standards Updates that will be included in the Codification.  The Codification is not expected to change U.S. GAAP as it does not include any guidance or interpretations of U.S. GAAP beyond what is already reflected in the existing FASB literature.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have an effect on the Company's consolidated financial statements.  However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by the Company in its consolidated financial statements and accounting policies.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)", ("SFAS 167) which, among other things, amends FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51" ("FIN 46(R)") to (i) require an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity's involvement in a variable interest entity.  SFAS 167 is be effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited..  The adoption of SFAS 167 is not expected to have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140", ("SFAS 166"). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to qualifying special-purpose entities.  SFAS 166 changes the requirements for derecognizing financial assets modifying the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  SFAS 166 removes the special provisions in SFAS 140 and SFAS 65 for guaranteed mortgage securitizations, and as a result, requires those securitizations to be treated the same as any other transfer of financial assets within the scope of SFAS 140.  Additional disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets.  SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The adoption of SFAS 166 is not expected to have a material effect on the Company's consolidated financial statements

Recently Adopted Accounting Standards

In May 2009, the FASB issued SFAS 165, "Subsequent Events", ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The adoption of SFAS 165, effective April 1, 2009, did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption. For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption. The adoption of FSP FAS 157-4 did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", ("FSP FAS 115-2 and FAS 124-2"). FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance. FSP FAS 115-2 and FAS 124-2 modifies the existing requirement whereby an investor must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis in order to avoid recognizing an other-than-temporary impairment. Instead, an entity must assess whether (a) it has the intent to sell the debt security, or (b) it more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. In assessing whether the entire amortized cost basis of the security will be recovered, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and, if the expected cash flows is less than the amortized cost basis, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred. The guidance provides numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date shall be recognized in earnings. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors. The amount related to the credit loss shall be recognized in earnings and the amount related to all other factors shall be recognized in other comprehensive income, net of applicable income taxes. The new amortized cost basis of the investment shall be the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. FSP FAS 115-2 and FAS 124-2 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for both debt and equity securities and requires new disclosures pertaining to the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amortized cost basis of the security shall be adjusted by the cumulative-effect adjustment before taxes. As of March 31, 2009, the Company had previously recognized $18,123,000 and $4,788,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statement of Operations. The Company has determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss is $20,517,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors is $1,542,000, net of $852,000 of tax benefits. The Company also recorded an additional $49,000 adjustment to the opening balance of retained earnings and a corresponding adjustment to accumulated other comprehensive income representing its proportionate share of AMIC's  cumulative-effect adjustment as a result of its adoption of FSP FAS 115-2 and FAS 124-2.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1,"Interim Disclosures about Fair Value of Financial Instruments", ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 require public companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures should include the fair value of all financial instruments for which it is practicable, together with the related carrying values, and disclosure of the methods and significant assumptions used to estimate the fair value and changes in the methods and significant assumptions, if any, during the period. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Disclosures are not required for earlier periods presented at initial adoption. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company's consolidated financial statements.

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

(E)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of June 30, 2009 and through the issuance date of August 10, 2009. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-month and six-month periods ended June 30, 2009. The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2008, Standard Security Life and Madison National Life ceded to Independence American an average of 23% of their medical stop-loss business, 10% of certain of their fully insured health business and 20% of their New York Statutory Disability business. IHC owned 49.7% of AMIC's outstanding common stock at June 30, 2009 and December 31, 2008 which was purchased in various transactions from 2002 through 2008. IHC accounts for its investment in AMIC under the equity method. At June 30, 2009 and December 31, 2008, IHC's investment in AMIC had a total carrying value of $47,114,000 and $45,439,000 respectively, including goodwill of $4,222,000. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates. At June 30, 2009 and December 31, 2008, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $19,657,000 and $11,541,000, respectively.

For the three months ended June 30, 2009 and 2008, IHC recorded $235,000 and $389,000, respectively, of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. IHC's equity income for the six months ended June 30, 2009 and 2008 was $928,000 and $790,000, respectively. AMIC paid no dividends on its common stock in the three-month and six-month periods ended June 30, 2009 and 2008.

IHC and its subsidiaries earned $271,000 and $195,000 for the quarters ended June 30, 2009 and 2008, respectively, and $506,000 and $413,000 for the six months ended June 30, 2009 and 2008, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $11,840,000 and $15,105,000 for the three months ended June 30, 2009 and 2008, respectively, and $23,734,000 and $30,795,000 for the six months ended June 30, 2009 and 2008, respectively.  Benefits to policyholders on business ceded to AMIC were $7,969,000 and $10,491,000 in the second quarter of 2009 and 2008, respectively, and $14,655,000 and $21,116,000 for the six months ended June 30, 2009 and 2008, respectively.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $15,977,000 and $19,702,000 in the second quarters of 2009 and 2008, respectively, and net commission expense of $666,000 and $935,000 in the second quarters of 2009 and 2008, respectively, for these services. For the six months ended June 30, 2009 and 2008, IHC recorded gross premiums of $32,849,000 and $40,282,000, respectively, and net commission expense of $1,408,000 and $1,886,000, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $16,378,000 and $18,394,000; Other assets $4,039,000 and $3,009,000; and Other liabilities of $386,000 and $404,000.

Note 3.

Income Per Common Share

Income per share calculations are based on income from continuing operations attributable to the common shareholders of IHC for the three and six months ended June 30, 2009 and 2008, as shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Income (loss) from continuing operations	$1,963	$(6,667)	$5,312	$(3,663)

(Income) loss from noncontrolling interests
in subsidiaries	13	(26)	20	42

Income (loss) from continuing operations
attributable to IHC shareholders, net of tax	1,976	(6,693)	5,332	(3,621)

Loss from discontinued operations, net of tax	(117)	-	(354)	-

Net income (loss) attributable to IHC shareholders	$1,859	$(6,693)	$4,978	$(3,621)

Included in the diluted income per share calculations for the six months ended June 30, 2009 are 2,000 incremental shares from the assumed exercise of options and vesting of restricted stock using the treasury stock method. Such shares were deemed anti-dilutive for the three-month period ended June 30, 2009 and for the three-month and six-month periods ended June 30, 2008.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	June 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$211,290	$83	$(19,559)	$191,814
CMOs- residential (1)	93,178	3,127	(9,379)	86,926
CMOs - commercial	868	-	(494)	374
U.S. Government obligations	6,361	130	-	6,491
Agency MBS - residential (2)	49,840	12	(630)	49,222
GSEs (3)	5,962	-	(156)	5,806
States and political subdivisions	350,060	2,515	(14,433)	338,142

Total fixed maturities	$717,559	$5,867	$(44,651)	$678,775

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Preferred stock - perpetuals	$35,981	$-	$(7,782)	$28,199
Preferred stock - with maturities	20,996	-	(2,607)	18,389

Total equity securities	$56,977	$-	$(10,389)	$46,588

	December 31, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$212,620	$895	$(32,876)	$180,639
CMOs - residential (1)	133,201	711	(13,229)	120,683
CMOs - commercial	867	-	(237)	630
U.S. Government obligations	6,402	199	-	6,601
Agency MBS - residential (2)	44,733	515	-	45,248
GSEs (3)	9,815	-	(242)	9,573
States and political subdivisions	283,237	3	(38,127)	245,113

Total fixed maturities	$690,875	$2,323	$(84,711)	$608,487

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Preferred stock - perpetuals	$49,943	$-	$(12,489)	$37,454
Preferred stock - with maturities	18,595	-	(2,042)	16,553

Total equity securities	$68,538	$-	$(14,531)	$54,007

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

Gross unrealized losses at June 30, 2009 include $2,394,000 of other-than-temporary impairment losses related to certain preferred stocks with maturities recorded in connection with the adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009.

Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The amortized cost and fair value of fixed maturities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$6,588	$11,696	1.7%
Due after one year through five years	78,544	71,881	10.6%
Due after five years through ten years	72,417	68,055	10.0%
Due after ten years	410,162	384,817	56.7%
	567,711	536,449	79.0%
CMO and MBS
15 year	95,211	88,431	13.0%
20 year	975	948.2%
30 year	53,662	52,947	7.8%

	$717,559	$678,775	100.0%

The following tables summarize, for all securities in an unrealized loss position at June 30, 2009 and December 31, 2008, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$47,876	$3,469	$124,075	$16,090	$171,951	$19,559
CMOs - residential	1,409	193	41,647	9,186	43,056	9,379
CMO's - commercial	-	-	374	494	374	494
Agency MBS - residential	48,359	630	-	-	48,359	630
GSEs	-	-	5,806	156	5,806	156
States and political
subdivisions	113,051	2,406	142,433	12,027	255,484	14,433
Total fixed maturities	210,695	6,698	314,335	37,953	525,030	44,651
Preferred stocks-perpetual	10,040	2,504	18,159	5,278	28,199	7,782
Preferred stocks- with
maturities	8,140	1,651	10,249	956	18,389	2,607
Total temporarily
impaired securities	$228,875	$10,853	$342,743	$44,187	$571,618	$55,040

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$44,316	$6,681	$117,035	$26,195	$161,351	$32,876
CMOs - residential	12,566	2,853	38,332	10,376	50,898	13,229
CMOs - commercial	-	-	630	237	630	237
GSEs	4,311	119	5,262	123	9,573	242
States and political
subdivisions	218,106	36,330	11,911	1,797	230,017	38,127
Total fixed maturities	279,299	45,983	173,170	38,728	452,469	84,711
Preferred stocks-perpetual	33,231	12,003	4,223	486	37,454	12,489
Preferred stocks- with
maturities	8,616	1,377	7,937	665	16,553	2,042
Total temporarily
impaired securities	$321,146	$59,363	$185,330	$39,879	$506,476	$99,242

At June 30, 2009 and December 31, 2008, a total of 57 and 110 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 176 and 64 securities, respectively, had continuous unrealized losses for 12 months or longer. The Company has only one non-performing fixed maturity investment at June 30, 2009 with an adjusted cost basis of $650,000, or 0.1% of total fixed maturities.

Substantially all of the unrealized losses at June 30, 2009 and December 31, 2008 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

At June 30, 2009, the Company had $29,595,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 39% were in CMOs that originated in 2005 or earlier and 61% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The decline in market value for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets. Some of these financial institutions have exposure to sub-prime mortgages.

Changes in interest rates, credit spreads, and investment quality ratings may cause the market value of the Company’s investments to fluctuate.  The Company does not have the intent to sell nor is it more likely than not that the Company will have to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery.  In the event that the Company’s liquidity needs require the sale of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments, the Company may realize investment losses.

Other-Than-Temporary Impairment Evaluations

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. For fixed maturities, if a decline in fair value is judged by management to be other-than-temporary, and the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position.  When evaluating whether a mortgage-backed security is other-than-temporarily impaired, the Company examines characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the Company’s intent to sell the security and whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis.  For all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows.

The Company evaluates its mortgage-backed securities for other-than-temporary impairment using multiple inputs.  Loan level defaults are estimated using an option pricing approach in which the probability of borrower default increases as home equity declines.  Other factors which influence the probability of default are debt-servicing, missed refinancing opportunities and geography.  Loan level characteristics such as issuer, FICO, payment terms, level of documentation, residency type, dwelling type and loan purpose are also utilized in the model along with historical performance, to estimate or measure the loan’s propensity to default.  Additionally, the model takes into account loan age, seasonality, payment changes and exposure to refinancing as additional drivers of default.  For transactions where loan level data is not available, the model uses a proxy based on the collateral characteristics.  Loss severity in the model is a function of multiple factors including but not limited to the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination.  Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined with these default, loss severity and prepayment assumptions.  These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the mortgage-backed security held by the Company.

To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost, a credit loss exists, and an other-than-temporary impairment is recognized through earnings. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

In addition, the Company evaluates other asset-backed securities for other-than-temporary impairment by examining similar characteristics referenced above for mortgage-backed securities.  The Company evaluates U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, and obligations of states and political subdivisions for other-than-temporary impairment by examining similar characteristics referenced above for corporate debt securities.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations. For the purpose of other-than-temporary impairment evaluations, preferred stocks are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Other-than-temporary impairments:
Common stocks	$-	$(2,058)	$-	$(2,139)
Preferred stocks	-	(15,335)	(271)	(15,335)
	$-	$(17,393)	$(271)	$(17,474)

As of March 31, 2009, the Company had previously recognized a total of $18,123,000 and $4,788,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statements of Operations. As a result of the adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, the Company has determined that (a) the portion of the previously recorded losses on debt securities, and preferred stocks evaluated as debt securities, representing a credit loss is $20,517,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities, and preferred stocks evaluated as debt securities, related to all other factors is $1,542,000, net of $852,000 of tax benefits. The Company also recorded an additional $49,000 adjustment to the opening balance of retained earnings and a corresponding adjustment to accumulated other comprehensive income representing its proportionate share of AMIC's  cumulative-effect adjustment as a result of its adoption of FSP FAS 115-2 and FAS 124-2. Since the adoption of FSP FAS 115-2 and FAS 124-2, no additional other-than-temporary impairment losses were recorded and therefore the amount of the cumulative credit loss remains $20,517,000 at June 30, 2009. No losses for other-than-temporary impairments were recognized in other comprehensive income in the three months or six months ended June 30, 2009.

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

Note 5.

Net Realized Investment Gains

Net realized investment gains (losses) for the three months and six months ended June, 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net realized investment gains (losses):
Fixed maturities	$1,274	$655	$2,939	$743
Common stocks	-	1,304	-	904
Preferred stocks	(12)	(10)	(12)	711
	1,262	1,949	2,927	2,358

Sales of trading securities	-	429	-	429
IHC stock puts/call and other gains (losses)	-	(72)	-	(286)

Net realized investment gains	$1,262	$2,306	$2,927	$2,501

For the three months and six months ended June 30, 2009, the Company realized gross gains of $3,131,000 and $4,829,000, respectively, and gross losses of $1,869,000 and $1,902,000, respectively, on sales of available-for-sale securities. For the three months and six months ended June 30, 2008, the Company realized gross gains of $2,555,000 and $6,004,000, respectively, and gross losses of $606,000 and $3,646,000, respectively, on sales of available-for-sale securities. As of December 31, 2008, the Company no longer has any trading accounts.

Note 6.

Derivative Instruments

In connection with its currently outstanding $10,000,000 line of credit, a subsidiary of IHC entered into an interest rate swap with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (6.65%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. There was no hedge ineffectiveness on this interest rate swap which is accounted for as a cash flow hedge. At June 30, 2009 and December 31, 2008, the fair value of the interest rate swap was $64,000 and $260,000, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 6 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the six months ended June 30, 2009 and 2008, the Company recorded $118,000 and $(116,000) respectively, of gains (losses) on the effective portion of the interest rate swap in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, net of related taxes (benefits) of $78,000 and $(77,000), respectively.

At June 30, 2009 and December 31, 2008, the Company held no other derivative instruments and, for the three months and six months ended June 30, 2009, recorded no gains or losses related to derivative instruments in the accompanying Condensed Consolidated Statements of Operations. For the three months and six months ended June 30, 2008, the Company recorded losses of $66,000 and $311,000, respectively, in net realized investment gains representing the net change in fair value of a stock put on IHC shares of common stock issued in connection with the acquisition of IAC in 2006. All of the shares subject to the IHC stock put were subsequently exercised during 2008.

Note 7.

Fair Value Disclosures of Financial Instruments

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at June 30, 2009 and December 31, 2008, respectively (in thousands):

June 30, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities held for sale:
Corporate securities	$-	$191,814	$-	$191,814
CMOs - residential	-	51,121	35,805	86,926
CMOs - commercial	-	-	374	374
US Government obligations	-	6,491	-	6,491
Agency MBS - residential	-	49,222	-	49,222
GSEs	-	5,806	-	5,806
States and political subdivisions	-	338,142	-	338,142
Total fixed maturities	-	642,596	36,179	678,775

Equity securities held for sale:
Preferred stocks - perpetual	28,199	-	-	28,199
Preferred stocks - with maturities	16,277	2,112	-	18,389
Total equity securities	44,476	2,112	-	46,588

Total	$44,476	$644,708	$36,179	$725,363

FINANCIAL LIABILITIES:
Interest rate swap	$-	$64	$-	$64

December 31, 2008
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities held for sale:
Corporate securities	$-	$180,639	$-	$180,639
CMOs - residential	-	95,981	24,702	120,683
CMOs - commercial	-	-	630	630
US Government obligations	-	6,601	-	6,601
Agency MBS - residential	-	45,248	-	45,248
GSEs	-	9,573	-	9,573
States and political subdivisions	-	245,113	-	245,113
Total fixed maturities	-	583,155	25,332	608,487

Equity securities held for sale:
Preferred stocks - perpetual	37,454	-	-	37,454
Preferred stocks - with maturities	14,397	2,156	-	16,553
Total equity securities	51,851	2,156	-	54,007

Total	$51,851	$585,311	$25,332	$662,494

FINANCIAL LIABILITIES:
Interest rate swap	$-	$260	$-	$260

Inputs for certain fixed maturity securities that were observable at December 31, 2008 were not observable at June 30, 2009 as a result of limited or inactive markets. These securities were transferred out of Level 2 and into the Level 3 category during 2009. No securities were sold or transferred out of the Level 3 category in 2009. Changes in the carrying value of Level 3 financial assets and liabilities for the six months ended June 30, 2009 are summarized as follows (in thousands):

	CMOs
	Residential	Commercial	Total

Balance at beginning of year	$24,702	$630	$25,332

Transfers into Level 3	7,532	-	7,532

Net realized investment gains (losses) included in
earnings:
Net realized investment gains	-	-	-
Other-than-temporary impairments	-	-	-
	-	-	-

Net unrealized gains (losses) included in
accumulated other comprehensive loss:
Net unrealized gains	5,973	(256)	5,717
Reclassification of unrealized losses
deemed to be other-than-temporary to net
net realized losses included in earnings	-	-	-
	5,973	(256)	5,717

Repayments of fixed maturities	(2,402)	-	(2,402)

Balance at end of period	$35,805	$374	$36,179

The following methods and assumptions were used to estimate the fair value of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements:

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements are as follows:

	JUNE 30, 2009		DECEMBER 31, 2008
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$24,329	$31,991	$24,947	$32,914

FINANCIAL
LIABILITIES:
Funds on deposit	$406,221	$408,227	$411,188	$407,767
Debt and junior
subordinated debt
securities	48,146	48,378	48,146	48,620

Note 8.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the second quarter of 2009 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2008	$52,331	$15,308
Acquire Wisconsin Underwriting Associates, LLC	750	-
Capitalized software development	-	281
Amortization expense	-	(1,293)

Balance at June 30, 2009	$53,081	$14,296

In January 2009, Wisconsin Underwriting Associates, Inc., a newly formed wholly owned subsidiary of IHC Health Holdings Corp., ("IHC Health Holdings") acquired the assets of Wisconsin Underwriting Associates, LLC ("WUA") in exchange for $300,000, $100,000 of contingent consideration and 49% of its capital stock. The addition of $750,000 of goodwill above represents the excess fair value of the consideration transferred over the total fair value of the net assets of WUA acquired.

Note 9.

Discontinued Operations

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $10,719,000 and $12,781,000 are included in the Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively.

During the three and six months ended June 30, 2009, the Company recorded losses from discontinued operations of $117,000 and $354,000, respectively, net of $64,000 and $191,000, respectively, of income tax benefits, which represent expenses and changes in claims and reserves related to the insurance liabilities (currently in run-off status) for claims incurred prior to December 31, 2007 and an adjustment to previously accrued exit costs. The Company did not record income or loss from discontinued operations during the three months or six months ended June 30, 2008.

Changes in the liabilities related to discontinued operations for the six months ended June 30, 2009 were as follows (in thousands):

	Claims	Accrued	Termination
	Liability	Expenses	Benefits	Total

Balance at beginning of year	$3,328	$-	$214	$3,542

Loss from discontinued operations:
Changes in claims and reserves
related to block in run-off	471			471
Expenses incurred related to block in run-off		42		42
Adjustment to accrued exit costs		32		32
				545

Payments of expenses accrued to administer
the business sold		(74)	(118)	(192)

Claim payments related to block in run-off	(1,406)			(1,406)

Balance at June 30, 2009	$2,393	$-	$96	$2,489

The Company believes that the net liabilities of discontinued operations at June 30, 2009 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 10.

Share-Based Compensation

Total share-based compensation was $74,000 and $353,000 for the three months ended June 30, 2009 and 2008, respectively, and $341,000 and $645,000 for the six months ended June 30, 2009 and 2008, respectively. Related tax benefits of $29,000 and $141,000, were recognized for the three months ended June 30, 2009 and 2008, respectively, and $136,000 and $257,000 for the six months ended June 30, 2009 and 2008, respectively.

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period. Exercise prices of SARs are equal to the quoted market price of the shares at the date of the grant and have three year vesting periods. At June 30, 2009, there were 779,535 shares available for future grants under the Company’s 2006 Stock Incentive.

Stock Options

The Company’s stock option activity for the six months ended June 30, 2009 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2008	759,093	$17.94
Forfeited	(33,333)	16.07
Expired	(252,923)	20.86
June 30, 2009	472,837	16.50

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2009:

	Outstanding	Exercisable

Number of options	472,837	330,169
Weighted average exercise price per share	$16.50	$18.59
Aggregate intrinsic value for all options	$-	$-
Weighted average contractual term remaining	2.7 years	2.3 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the six months ended June 30, 2009. The weighted average grant-date fair-value of options granted during the six months ended June 30, 2008 was $3.44 per share. The assumptions set forth in the table below were used to value the stock options granted during the six-month period ended June 30, 2008:

Weighted-average risk-free interest rate	2.21%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	36.6%
Weighted-average expected term of options	4.5 years

Compensation expense of $15,000 and $240,000 was recognized in the three months ended June 30, 2009 and 2008, respectively, and $206,000 and $427,000 in the six months ended June 30, 2009 and 2008, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months and six months ended June 30, 2009. During the three months and six months ended June 30, 2008, the Company received cash proceeds of $173,000 upon the exercise of 15,608 options with an intrinsic value of $31,000. In addition, another 276,192 options were exercised and, pursuant to the terms of the Company’s applicable stock option plans, payments were made equal to the difference between the fair value of such shares, with respect to the options at such exercise date, and the aggregate option strike price. The intrinsic value of such totaled $640,000 and the payments were made in the form of IHC common stock totaling 29,486 shares after deducting applicable income taxes.

As of June 30, 2009, the total unrecognized compensation expense related to non-vested stock options was $453,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.6 years.

Restricted Stock

The Company issued 2,250 shares of restricted stock during both the six months ended June 30, 2009 and 2008, with weighted average grant-date fair values of $6.74 and $12.26 per share, respectively. The total fair value of restricted stock that vested during the first six months of 2009 and 2008 was $70,000 and $223,000, respectively. Restricted stock expense was $28,000 and $100,000, respectively, for the three months ended June 30, 2009 and 2008, respectively, and $80,000 and $200,000 for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes restricted stock activity for the six months ended June 30, 2009:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2008	18,976	$20.66
Granted	2,250	$6.74
Vested	(15,846)	$21.48
June 30, 2009	5,380	$12.43

As of June 30, 2009, the total unrecognized compensation expense related to non-vested restricted stock awards was $61,000 which is expected to be recognized over the remaining requisite weighted-average service period of 0.8 years.

SARs and Share-Based Performance Awards

The fair value SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. No SARs were exercised in the six months ended June 30, 2009 or 2008. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of all share-based liabilities paid in the six months ended June 30, 2009 and 2008 was $35,000 and $76,000, respectively. Included in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 are liabilities of $67,000 and $47,000, respectively, pertaining to SARs and share-based performance awards.

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

The deferred income taxes for the six months ended June 30, 2009 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $14,872,000, representing the decrease in the related net deferred tax asset to $15,395,000 at June 30, 2009 from $30,267,000 at December 31, 2008.

Interest expense and penalties for the three months and six months ended June 30, 2009 and 2008 are insignificant, however $36,000 of interest income related to tax refunds received is included in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2009.

Note 12.

Supplemental Disclosures of Cash Flow Information

Tax refunds, net of tax payments, were $1,961,000 during the six months ended June 30, 2009. Net cash payments for income taxes during the six months ended June 30, 2008 were $7,000.

Cash payments for interest were $1,687,000 and $1,899,000 during the six months ended June 30, 2009 and 2008, respectively.

Note 13.

Reinsurance

Madison National Life entered into a reinsurance treaty with an unaffiliated reinsurer to cede $48,837,000 of life reserves, effective April 1, 2009, in exchange for transferring $40,639,000 to such reinsurer. Madison National Life recorded a net deferred gain of $8,198,000 which will be amortized over the life of the contract. In accordance with the terms of the agreement, Madison National Life will continue to administer this block of business.

Note 14.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale (net of deferred acquisition costs), and (iii) the portion of other-than-temporary impairments of fixed maturities related to all other factors than those deemed to be a credit loss.

No losses for other-than-temporary impairments were recognized in other comprehensive income during the three months or six months ended June 30, 2009. The comprehensive income (loss) for the three months and six months ended June 30, 2009 and 2008 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$1,859	$(6,693)	$4,978	$(3,621)
Unrealized gains (losses) arising
during the period, net of income taxes	20,913	3,987	28,316	(6,396)

Comprehensive income (loss) attributable to IHC	$22,772	$(2,706)	$33,294	$(10,017)

Note 15.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and six months ended June 30, 2009 and 2008 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Medical Stop-Loss (A)	$35,879	$42,292	$72,314	$85,745
Fully Insured Health (B)	30,992	31,486	60,703	63,506
Group disability, life, annuities and DBL (C)	16,632	14,235	32,858	29,205
Individual life, annuities and other	14,961	16,569	30,785	31,436
Corporate	873	(177)	654	(1,183)
	99,337	104,405	197,314	208,709
Net realized investment gains	1,262	2,306	2,927	2,501
Other-than-temporary impairment losses, net	-	(17,393)	(271)	(17,474)

	$100,599	$89,318	$199,970	$193,736

Income Before Income Taxes:
Medical Stop-Loss (A)	$1,127	$1,114	$2,776	$3,435
Fully Insured Health(B) (D)	(751)	1,071	(750)	2,304
Group disability, life, annuities and DBL (C)	1,027	2,222	3,381	3,858
Individual life, annuities and other	491	1,560	1,801	4,105
Corporate	113	(1,047)	(1,524)	(3,553)
	2,007	4,920	5,684	10,149
Net realized investment gains	1,262	2,306	2,927	2,501
Other-than-temporary impairment losses, net	-	(17,393)	(271)	(17,474)
Interest expense	(761)	(909)	(1,531)	(1,895)

	$2,508	$(11,076)	$6,809	$(6,719)

(A)

The amount includes equity income from AMIC of $165,000 and $277,000 for the three months ended June 30, 2009 and 2008, respectively, and $653,000 and $624,000 for the six months ended June 30, 2009 and 2008, respectively.

(B)

The amount includes equity income from AMIC of $47,000 and $98,000 for the three months ended June 30, 2009 and 2008, respectively, and $186,000 and $121,000 for six months ended June 30, 2008 and 2007, respectively.

(C)

The amount includes equity income from AMIC of $23,000 and $14,000 for the three months ended June 30, 2009 and 2008, respectively, and $89,000 and $45,000 for six months ended June 30, 2009 and 2008, respectively.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $616,000 and $667,000 for the three months ended June 30, 2009 and 2008, respectively, and $1,228,000 and $1,368,000 for the six months ended June 30, 2009 and 2008, respectively. Amortization expense for the other segments is insignificant.

Note 16.

Non-Recognized Subsequent Event

On July 1, 2009, IHC Health Holdings acquired the remaining non-controlling interest in GroupLink, effectively making the administrative company a wholly owned subsidiary as of such date. The non-controlling interest, consisting of 250 shares of GroupLink common stock, was purchased from a senior officer of GroupLink for a purchase price of $500,000.

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

Overview

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At June 30, 2009, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”), three MGUs and controlling interests in two agencies.

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

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$100,599	$89,318	$199,970	$193,736
Expenses	98,091	100,394	193,161	200,455

Income (loss) from continuing operations
before income taxes (benefit)	2,508	(11,076)	6,809	(6,719)
Income taxes (benefit)	545	(4,409)	1,497	(3,056)

Income (loss) from continuing operations	1,963	(6,667)	5,312	(3,663)

Discontinued operations:
Income (loss) from discontinued operations	(117)	-	(354)	-

Net income (loss)	1,846	(6,667)	4,958	(3,663)

(Income) loss from noncontrolling interests
in subsidiaries	13	(26)	20	42

Net income (loss) attributable to IHC	$1,859	$(6,693)	$4,978	$(3,621)

•

Income from continuing operations increased $8.7 million to $2.0 million for the three months ended June 30, 2009 compared to a loss of $6.7 million for the three months ended June 30, 2008. Income from continuing operations increased $9.0 million to $5.3million for the six months ended June 20, 2009 compared to a loss of $3.7 million for the six months ended June 30, 2008. Included in the 2008 results are losses for other-than-temporary impairments of $17.4 million and $17.5 million in the three months and six months ended June 30, due to the write down in value of preferred stocks of certain financial instructions. Included in the 2009 results are losses of $.3 million for other-than-temporary impairments in the six-month period ended June 30;

•

Consolidated investment yields (on an annualized basis) of 5.3% and 5.1% for the three months and six months ended June 30, 2009 compared to 4.9% and 4.8% for the comparable periods in 2008:

•

Revenues of $100.6 million and $200.0 million for the three months and six months ended June 30, 2009, respectively, representing increases of 12.7% and 3.3% over the respective three-month and six-month periods in 2008; and

•

Book value of $12.70 per common share, representing a 20.3% increase from December 31, 2008, primarily reflecting net income and net unrealized gains on securities for the six months ended June 30, 2009.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $1.1 million for both the three months ended June 30, 2009 and 2008 and reported $2.8 million of income before taxes for the six months ended June 30, 2009, as compared to $3.4 million in the same period in 2008. The decrease is primarily a result of reduced production due to stricter underwriting guidelines;

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Premiums Earned	$34,361	$40,902	$69,289	$82,621
Insurance Benefits, Claims & Reserves	24,850	30,039	49,363	59,846
Expenses	9,302	10,103	18,931	20,890

Loss Ratio(A)	72.3%	73.4%	71.3%	72.4%
Expense Ratio (B)	27.1%	24.7%	27.3%	25.3%
Combined Ratio (C)	99.4%	98.1%	98.6%	97.7%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported $.8 million of loss before taxes for the three months ended June 30, 2009 as compared to income before taxes $1.1 million for the comparable period in 2008, and a loss before taxes of $.8 million for the six months ended June 30, 2009 as compared to $2.3 million of income before taxes for the six months ended June 30, 2008;

o

Fee and other income decreased $1.3 million and $3.3 million for the three months and six months ended June 30, 2009, respectively, as compared to the same periods in 2008 due to a decrease in gross premiums. The Company also experienced a decrease in general expenses due to a reduction in work force and related expenses in response to its lower volume of business.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment for the three months and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Premiums Earned	$21,765	$20,909	$42,253	$41,749
Insurance Benefits, Claims & Reserves	15,329	12,835	28,577	26,461
Expenses	6,267	6,634	13,082	11,588

Loss Ratio	70.4%	61.4%	67.6%	63.4%
Expense Ratio	28.8%	31.7%	31.0%	27.8%
Combined Ratio	99.2%	93.1%	98.6%	91.2%

o

The loss ratio increased due to unusually large claims in the small group medical line and an increase in the frequency of claims in the dental line.

o

The underwriting expense ratio increased primarily as a result of: (i) an increase in premium taxes and assessments due in part to a true-up of 2007 expenses recorded in the first quarter of 2008 thereby reducing the 2008 expense combined with higher state taxes and assessments recorded in the first quarter of 2009; (ii) an increase in profit commissions due to better loss ratios on certain lines of fully insured health business; and (iii) an increase in general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $1.2 million and $.5 million for the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008, primarily from decreased profitability in DBL and group term life lines of business partially offset by an increase in the LTD business. The DBL business has experienced decreases in group sizes coupled with rate reductions as a result of the overall economic downturn while the group term life business has experienced higher loss ratios;

•

Income before taxes from the Individual life, annuities and other segment decreased $1.1 million and $2.3 million for the three months and six months ended June 30, 2009 compared to the same periods in 2008, primarily as a result of a decrease in investment income on fixed maturities due to lower yields and an increase in administrative expenses associated with the acquisition of a block of life and annuity policies in 2008;

•

Loss before taxes from the Corporate segment decreased $1.1 million and $2.1 million for the three months and six months ended June 30, 2009, primarily as a result of income from partnership investments recorded in 2009 versus losses from partnership investments recorded in the same periods of 2008;

•

Net realized investment gains were $1.3 million and $2.9 million for the three months and six months ended June 30, 2009, respectively, compared to $2.3 million and $2.5 million for the comparable periods in 2008. Other-than-temporary impairment losses for the six months ended June 30, 2009 were $.3 million. No other-than-temporary impairment losses were recorded in the three months ended June 30, 2009. For the three months and six months ended June 30, 2008, other-than-temporary impairment losses were $17.4 million and $17.5 million, respectively, primarily due to the write down in value of preferred stocks of certain financial institutions due to the severity of the decrease in market value and length of time that these securities were in a loss position; and

•

Premiums by principal product for the three months and six months 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Gross Direct and Assumed
Earned Premiums:	2009	2008	2009	2008

Medical Stop-Loss	$54,119	$65,256	$108,447	$133,385
Fully Insured Health	48,978	51,653	95,431	103,258
Group disability, life, annuities and DBL	25,846	19,445	51,483	39,559
Individual, life, annuities and other	7,690	8,722	15,557	16,405

	$136,633	$145,076	$270,918	$292,607

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Net Premiums Earned:	2009	2008	2009	2008

Medical Stop-Loss	$34,361	$40,902	$69,289	$82,621
Fully Insured Health	21,765	20,909	42,253	41,749
Group disability, life, annuities and DBL	14,091	11,605	27,815	23,673
Individual, life, annuities and other	6,864	8,268	14,157	15,295

	$77,081	$81,684	$153,514	$163,338

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  During the six months ended June 30, 2009, there were no additions to or changes in the critical accounting policies disclosed in the 2008 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Income from continuing operations was $2.0 million for the three months ended June 30, 2009, an increase of $8.7 million compared to a loss from continuing operations of $6.7 million for the three months ended June 30, 2008. The Company's income from continuing operations before taxes increased $13.6 million to $2.5 million for the three months ended June 30, 2009 from a loss of $11.1 million for the three months ended June 30, 2008. Information by business segment for the three months ended June 30, 2009 and 2008 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$34,361	974	165	379	24,850	-	9,902	$1,127
Fully Insured Health	21,765	220	47	8,960	15,329	7	16,407	(751)
Group disability,
life, annuities
and DBL	14,091	2,424	23	94	11,142	51	4,412	1,027
Individual life,
annuities and	6,864	6,937	-	1,160	9,102	1,242	4,126	491
other
Corporate	-	873	-	-	-	-	760	113
Sub total	$77,081	$11,428	$235	$10,593	$60,423	$1,300	$35,607	2,007

Net realized investment gains								1,262
Other-than-temporary impairment losses, net								-
Interest expense								(761)
Income from continuing operations before income taxes								2,508
Income taxes								545
Income from continuing operations								$1,963

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$40,902	664	277	449	30,039	-	11,139	$1,114
Fully Insured Health	20,909	215	98	10,264	12,835	30	17,550	1,071
Group disability,
life, annuities
and DBL	11,605	2,541	14	75	8,451	38	3,524	2,222
Individual life,
annuities and other	8,268	7,916	-	385	10,290	1,887	2,832	1,560
Corporate	-	(180)	-	3	-	-	870	(1,047)
Sub total	$81,684	$11,156	$389	$11,176	$61,615	$1,955	$35,915	4,920

Net realized investment gains								2,306
Other-than-temporary impairment losses, net								(17,393)
Interest expense								(909)
Loss from continuing operations before income taxes								(11,076)
Income tax benefits								(4,409)
Loss from continuing operations								$(6,667)

 Premiums Earned

Total premiums earned decreased $4.6 million to $77.1 million in the second quarter of 2009 from $81.7 million in the comparable period of 2008. The decrease is primarily due to: (i) the Medical Stop-Loss segment which decreased $6.5 million, primarily due to reduced production from stricter underwriting guidelines; and (ii) a decrease of $1.5 million in premiums earned in the individual life, annuities and other segment primarily as a result of the ceding of a block of ordinary life and annuities business effective April 1, 2009; offset by (iii) the Fully Insured Health segment which had a $.9 million increase in premiums in the second quarter of 2009 compared to the second quarter of 2008, comprised primarily of a $1.3 million decrease in student accident premiums as a result of the cancellation of a producer of this product, offset by a $1.0 million increase in dental premiums as a result of increased production, a $1.0 million increase in small group premiums as a result of new production sources and increased retention, and a $.2 million net increase in all other lines of this segment; and (iii) a $2.5 million increase in the group disability, life, annuities and DBL segment primarily from the LTD line due to an increase in retention and new business written.

Net Investment Income

Total net investment income increased $.2 million. The overall annualized investment yields were 5.3% and 4.9% (approximately 5.6% and 5.0%, on a tax advantaged basis) in the second quarter of 2009 and 2008, respectively. The annualized investment yields on bonds, equities and short-term investments were 4.9% and 5.1% in the second quarter of 2009 and 2008, respectively. A decrease in interest and dividend income, as a result of a reallocation of the investment portfolio toward more liquid assets during 2009, was more than offset by a decrease in losses from partnership investments. In addition, the Company experienced unprecedented pre-payments in GNMAs during the quarter resulting in significantly reduced yields on such investments.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains decreased $1.0 million to $1.3 million in 2009 compared to $2.3 million in 2008. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. No other-than-temporary impairments were recorded in the three months ended June 30, 2009. For the three months ended June 30, 2008, the Company recorded pretax losses of $17.4 million from other-than-temporary impairments.

Fee Income and Other Income

Fee income decreased $1.7 million to $8.5 million in the three months ended June 30, 2009 from $10.2 million in the three months ended June 30, 2008 primarily as a result of a decrease in gross premiums from the small group line of business in the Fully Insured Health segment due in part to stricter underwriting guidelines and downward pressure on enrollment in medical plans due to the recession.

Total other income increased $1.1 million in the three months ended June 30, 2009 to $2.1 million from $1.0 million in the three months ended June 30, 2008, primarily due to administrative fees associated with a coinsurance agreement and deferred gain amortization associated with a block of ordinary life and annuities business ceded in second quarter of 2009.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves decreased $1.2 million. The decrease is primarily due to: (i) a decrease of $5.1 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; and (ii) a decrease of $1.2 million in the individual life, annuities and other segment, primarily resulting from a decrease in premiums earned in the ordinary life and annuity lines; partially offset by (iii) an increase of $2.5 million in the Fully Insured Health segment, primarily as a result of the increase in claims and reserves of dental and small group businesses; and (iv) an increase of $2.6 million in the Group disability, life, annuities and DBL segment as a result of increased LTD retention and new LTD business written.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.7 million primarily due to lower investment income assumptions used in making this calculation in 2009 as a result of a decrease in yields on insurance investments.

Interest Expense on Debt

Interest expense decreased $.1 million, primarily due to a $2.5 million decrease in outstanding debt under a line of credit from $12.5 million to $10.0 million during the third quarter of 2008. In addition, the interest rates on $10.3 million and $12.4 million of floating rate junior subordinated debt both averaged 5.1% in the second quarter of 2009, as compared to 6.8% and 6.7%, respectively, during the second quarter of 2008.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $.3 million in the second quarter of 2009 as compared to the second quarter of 2008. The decrease is primarily due to: (i) a $1.2 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $1.2 million decrease in the Fully Insured Health segment primarily consisting of a decrease in general expenses resulting from a lower volume of business and a reduction in work force; offset by (iii) a $1.3 million increase in compensation, commission and administrative expenses associated with the individual life, annuities and other segment, primarily as a result of the acquisition of a block of life and annuity business in the second quarter of 2008; and (iv) a net $.8 million increase in all other segments primarily due to an increase in legal and separation expenses.

Income Taxes

Income tax expense increased $4.9 million to $.5 million for the second quarter ended June 30, 2009 from a tax benefit of $4.4 million for the second quarter of 2008. The effective tax rate was 20.0% for the second quarter of 2009 compared to (39.6) % for the second quarter of 2008. The difference in the effective tax rates is primarily attributable to a higher level of tax benefits derived from tax exempt interest in 2009. The Company has significantly increased its position in state and political subdivision investments that generate tax exempt interest thus creating a greater benefit in 2009 than in 2008 in proportion to the level of income before taxes recorded.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Income from continuing operations was $5.3 million for the six months ended June 30, 2009, an increase of $9.0 million compared to a loss from continuing operations of $3.7 million for the six months ended June 30, 2008. The Company's income from continuing operations before taxes increased $13.5 million to $6.8 million for the six months ended June 30, 2009 from a loss of $6.7 million for the six months ended June 30, 2008. Information by business segment for the six months ended June 30, 2009 and 2008 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$69,289	1,796	653	576	49,363	-	20,175	$2,776
Fully Insured Health	42,253	383	186	17,881	28,577	14	32,862	(750)
Group disability,
life, annuities
and DBL	27,815	4,773	89	181	19,930	104	9,443	3,381
Individual life,
annuities and	14,157	14,541	-	2,087	18,749	2,232	8,003	1,801
other
Corporate	-	654	-	-	-	-	2,178	(1,524)
Sub total	$153,514	$22,147	$928	$20,725	$116,619	$2,350	$72,661	5,684

Net realized investment								2,927
Other-than-temporary impairment losses, net								(271)
Interest expense								(1,531)
Income from continuing operations before income taxes								6,809
Income taxes								1,497
Income from continuing operations								$5,312

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$82,621	1,710	624	790	59,846	-	22,464	$3,435
Fully Insured Health	41,749	430	121	21,206	26,461	78	34,663	2,304
Group disability,
life, annuities
and DBL	23,673	5,314	45	173	17,117	73	8,157	3,858
Individual life,
annuities and other	15,295	15,533	-	608	18,975	3,258	5,098	4,105
Corporate	-	(1,186)	-	3	-	-	2,370	(3,553)
Sub total	$163,338	$21,801	$790	$22,780	$122,399	$3,409	$72,752	10,149

Net realized investment								2,501
Other-than-temporary impairment losses, net								(17,474)
Interest expense								(1,895)
Loss from continuing operations before income taxes								(6,719)
Income tax benefits								(3,056)
Loss from continuing operations								$(3,663)

 Premiums Earned

Total premiums earned decreased $9.8 million to $153.5 million in the second quarter of 2009 from $163.3 million in the comparable period of 2008. The decrease is largely due to: (i) the Medical Stop-Loss segment which decreased $13.3 million, primarily due to reduced production from stricter underwriting guidelines; and (ii) the individual life, annuities and other segment which decreased $1.1 million, primarily due to the ceding of a block of ordinary life and annuities business effective April 1, 2009; offset by (iii) the Fully Insured Health segment which had a $.5 million increase in premiums in the first six months of 2009 compared to the first six months of 2008, comprised primarily of a $2.4 million decrease in student accident premiums as a result of the cancellation of a producer of this product, offset by a $2.2 million increase in dental premiums as a result of increased production, a $.8 million increase in small group premiums earned as a result of new production sources and increased retention, and a $.1 million net decrease in all other lines of this segment; and (iv) a $4.1 million increase in the group disability, life, annuities and DBL segment primarily from the LTD line due to an increase in retention and new business written.

Net Investment Income

Total net investment income increased $.3 million. The overall annualized investment yields were 5.1% and 4.8% (approximately 5.4% and 4.9%, on a tax advantaged basis) in the first six months of 2009 and 2008, respectively. The annualized investment yields on bonds, equities and short-term investments were 5.0% and 5.2% in the first six months of 2009 and 2008, respectively. A decrease in interest and dividend income, as a result of a reallocation of the investment portfolio towards more liquid assets during 2009, was more than offset by a decrease in losses from partnership investments. In addition, the Company experienced unprecedented pre-payments in GNMAs during the quarter resulting in significantly reduced yields on such investments.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains increased $.4 million to $2.9 million in 2009 compared to $2.5 million in 2008. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. For the six months ended June 30, 2009 and 2008, the Company recorded pretax losses of $.3 million and $17.5 million, respectively, from other-than-temporary impairments.

Fee Income and Other Income

Fee income decreased $3.9 million to $17.5 million in the six months ended June 30, 2009 from $21.4 million in the six months ended June 30, 2008 primarily as a result of a decrease in gross premiums from the small group line of business in the Fully Insured Health segment due in part to stricter underwriting guidelines and downward pressure on enrollment due to the recession.

Total other income increased $1.8 million in the three months ended June 30, 2009 to $3.2 million from $1.4 million in the six months ended June 30, 2008, primarily due to administrative fees associated with a coinsurance agreement and deferred gain amortization associated with a block of ordinary life and annuities business ceded in second quarter of 2009.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves decreased $5.8 million. The decrease is primarily due to: (i) a decrease of $10.4 million in the Medical Stop-Loss segment, primarily resulting from a decrease in premiums earned; offset by (ii) an increase of $2.1 million in the Fully Insured Health segment, primarily as a result of the increase in claims and reserves in dental and small group businesses; (iii) an increase of $2.8 million in the group disability, life, annuities and DBL segment primarily as a result of increased LTD retention and new LTD business written; and (iv) a $.3 million decrease in the individual life, annuities and other segment.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $1.0 million primarily due to lower investment income assumptions used in making this calculation in 2009 as a result of a decrease in yields on insurance investments.

Interest Expense on Debt

Interest expense decreased $.4 million, primarily due to a $2.5 million decrease in outstanding debt under a line of credit from $12.5 million to $10.0 million during the third quarter of 2008. In addition, the interest rates on $10.3 million and $12.4 million of floating rate junior subordinated debt averaged 5.3% and 5.2%, respectively, in the first six months of 2009, as compared to 7.1% and 7.5%, respectively, during the first six months of 2008.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $.1 million in the first six months of 2009 as compared to the first six months of 2008. The decrease is primarily due to: (i) a $2.3 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $1.8 million decrease in the Fully Insured Health segment primarily consisting of a decrease in general expenses resulting from a lower volume of business and a reduction in work force; offset by (iii) a $2.9 million increase in compensation, commission and administrative expenses associated with the individual life, annuities and other segment, primarily as a result of the acquisition of a block of life and annuity business in the second quarter of 2008; and (iv) a net $1.1 million increase in all other segments primarily due to an increase in legal and separation expenses.

Income Taxes

Income tax expense increased $4.6 million to $1.5 million for the six months ended June 30, 2009 from a tax benefit of $3.1 million for the first six months of 2008. The effective tax rate was 22.1% for the first six months of 2009 compared to (45.8) % for the first six months of 2008. The difference in the effective tax rates is primarily attributable to a higher level of tax benefits derived from tax exempt interest in 2009. The Company has significantly increased its position in state and political subdivision investments that generate tax exempt interest thus creating a greater benefit in 2009 than in 2008 in proportion to the level of income before taxes recorded.

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

Cash Flows

As of June 30, 2009, the Company had $6.9 million of cash and cash equivalents compared with $7.8 million as of December 31, 2008.

Net cash used by operating activities of continuing operations for the six months ended June 30, 2009 was $30.3 million largely as a result of a $47.1 million increase in net amounts due from reinsurers. Net cash used by operating activities of discontinued operations for the six months ended June 30, 2009 was $1.6 million.

Net cash provided by investing activities of continuing operations for the six months ended June 30, 2009 was $31.0 million primarily as a result of $50.7 million in net proceeds on sales of equity securities and securities under resale and repurchase agreements and a $4.8 million decrease in net amounts due from brokers, partially offset by $24.0 million in net purchases of fixed maturities.

The Company has $472.9 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2009, cash received from the maturities and other repayments of fixed maturities was $77.6 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due from brokers, increased $21.4 million to $785.1 million during the six months ended June 30, 2009 from $763.7 million at December 31, 2008 largely due to a $50.1 million decrease in unrealized losses on available-for-sale securities offset by net sales of investment securities of $31.5 million.

The Company had net receivables from reinsurers of $147.8 million at June 30, 2009. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2009.

Other assets decreased $24.4 million primarily due to a $19.1 million decrease in net deferred tax assets. Of this amount, $15.7 million represents the deferred taxes on the net unrealized gains on investment securities allocated to stockholders’ equity arising during the six months ended June 30, 2009.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	June 30,	December 31,
	2009	2008

Medical Stop-Loss	$80,151	$89,684
Fully Insured Health	38,740	38,168
Group Disability	78,871	71,643
Individual A&H and Other	12,284	11,823

	$210,046	$211,318

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

The $33.2 million increase in IHC’s stockholders' equity in the first six months of 2009 is primarily due to $5.0 million in net income and a $28.3 million decrease in net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Company's cash and investment assets, approximately 90.1% was invested in investment grade fixed maturities, resale agreements, policy loans and cash and cash equivalents at June 30, 2009. Although the Company's gross unrealized losses on available-for-sale securities totaled $55.0 million at June 30, 2009, also at such date, approximately 97.3% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2009, approximately 2.7% (or $18.3 million) of the carrying value of fixed maturities was invested in diversified non-investment grade fixed maturities (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company has only one non-performing fixed maturity at June 30, 2009 with a cost of $.7 million, or .1% of total fixed maturities.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the six months ended June 30, 2009 and 2008, the Company recorded losses of $.3 million and $17.5 million, respectively, for other-than-temporary impairments. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2009 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$4,420	$1,015	$7,700	$2,042	$15,177
Equity securities	746	1,197	5,436		7,379

Total	$5,166	$2,212	$13,136	$2,042	$22,556

The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2009. In 2009, the Company experienced a decrease in net unrealized losses of $51.0 million which, net of deferred taxes of $15.7 million, net of deferred policy acquisition costs of $7.0 million, and net of the net cumulative effect adjustment of $1.5 million for the adoption of recent investment accounting pronouncements, increased stockholders' equity by $26.7 million (reflecting net unrealized losses of $27.6 million at June 30, 2009 compared to net unrealized losses of $54.3 million at December 31, 2008). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2009, is not materially different from that reported in the schedule of such obligations at December 31, 2008 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For the balance of 2009, IHC’s business plan is to: (i) improve the profitability of our Fully Insured Health business, while selectively pursuing new opportunities that leverage our vertically integrated strategy of generating fee income at multiple levels of marketing and administration, as well as risk profit and profit commission income, (ii) expand the distribution and continue to improve the profitability of our Medical Stop-Loss business, (iii) proactively adjust our mix of business to take advantage of market conditions, and (iv) continue to expand the distribution of our life and disability products. Like many other insurance companies, our gross premiums have been adversely impacted by the current economic downturn.

The following summarizes what IHC has accomplished and the outlook for 2009 and beyond by segment.

Historic Core Lines of Business

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters ("MGUs") and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for our two primary product segments (Medical Stop-Loss and group disability, life, annuities and DBL).  While it is always our intent to emphasize underwriting profits and not top line growth, the medical stop-loss industry as a whole succumbed to pricing pressures caused by an unexpectedly long down cycle (or "soft" market) from 2004 through 2008.  As a consequence of these market conditions, we made a decision to curtail our growth and our 2008 loss ratios improved. Due to stricter underwriting guidelines and the termination of several MGUs in 2008, we have experienced a decline in stop-loss premiums in the second quarter of 2009, which we anticipate will continue throughout this year. The Company has experienced an increase in its gross group life and disability premiums in 2009 as a result of taking over an estimated $18 million block from an insurer that exited the market, of which we are retaining approximately 20%.

With respect to distribution, Standard Security Life is approved to write Medical Stop-Loss in all 50 states and Madison National Life in most states. Standard Security Life is currently contracted to write this product through eight MGUs, and Madison National Life through one. The Company has a significant ownership interest in five of these MGUs (including those owned by AMIC), which produced $99.8 million (approximately 54%) of Medical Stop-Loss premiums written on IHC paper in 2008.

Fully Insured Health Segment

The Fully Insured Health market (estimated at $500 billion) in the U.S. is a much larger market than the Medical Stop-Loss market (estimated at $4 billion). The Company experienced a decrease in gross premiums during the second quarter of 2009, primarily in its small group line of business. This decrease is due to a general decrease in premiums resulting from stricter underwriting guidelines and the downward pressure on enrollment caused by the recession. Net premiums remained constant due to an increase in retention. The Company limited the amount of its growth in this segment in 2008 and expects to continue to do so in 2009. In the event we determine to accelerate our growth, we are optimistic that (as a result of its multiple product filings, distribution sources, and the sheer size of the market) our Fully Insured Health business could grow while maintaining profitable underwriting results.

Investments

Our fixed maturity portfolio continues to be rated on average AA. Approximately 4% of our total investment portfolio is Alt-A mortgages.  While these mortgages have seen lower market values in 2008 they have rebounded slightly in 2009 and we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance. The Company also has approximately 3% of its total investment portfolio in preferred stocks of financial institutions which also realized significant losses in 2008. The market for these securities showed significant improvement in 2009 and the Company reduced its exposure from 4% at December 31, 2008, through either ternder offers or sales of such securities at amounts greater than their adjusted cost basis. Our book value per share increased to $12.70 at June 30, 2009 from $10.56 at December 31, 2008 due to net income and positive changes in the fair value of our investment portfolio.  To the extent that the capital markets remain unsettled, we may continue to see volatility in the market price of our equity and fixed maturity securities, which could have a negative impact on our net income and book value per share.

Summary

In summary, the Company has begun to see improved performance in 2009 from continuing operations primarily as a result of (i) continuing profitability of the group disability, life, annuities and DBL (ii) better performance from investment partnerships (iii) improved performance on our investment portfolio; and (iv) decreases in overhead due to subsidiary consolidation and cost cutting measures.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2009 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2008 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of June 30, 2009, 108,642 shares were still authorized to be repurchased under the plan. There were no share repurchases during the second quarter of 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on June 19, 2009, the following seven nominees were re-elected for one-year terms on the Board of Directors:

Larry R. Graber, Allan C. Kirkman, John L. Lahey, Steven B. Lapin, Edward Netter, James G. Tatum, Roy T.K. Thung.

The vote on the election of the above nominees was:

For

At least 12,913,337 shares

Withheld

No more than 1,631,861shares

In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2009 was ratified by a vote of 14,460,455 shares for, 83,536 shares against, and 1,207 shares abstaining.  There were no broker non-votes.

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

August 10, 2009

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

August 10, 2009

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer