Form 10-Q
period 2009-09-30
INDEPENDENCE HOLDING CO
filed 2009-11-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 6, 2009
Common stock, $ 1.00 par value	15,423,164 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -	4
September 30, 2009 (unaudited) and December 31, 2008

Condensed Consolidated Statements of Operations -	5
Three Months and Nine Months Ended September 30, 2009 and 2008 (unaudited)

Condensed Consolidated Statement of Changes in Equity -	6
Nine Months Ended September 30, 2009 (unaudited)

Condensed Consolidated Statements of Cash Flows -	7
Nine Months Ended September 30, 2009 and 2008 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition	31
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46

Item 4. Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. Submission of Matters to a Vote of Security Holders	48

Item 5. Other Information	48

Item 6. Exhibits	48

Signatures	49

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

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS:
Investments:
Short-term investments	$52	$52
Securities purchased under agreements to resell	23,668	60,823
Fixed maturities, available for sale	722,613	608,487
Equity securities, available for sale	54,967	54,007
Other investments	38,748	37,724
Total investments	840,048	761,093

Cash and cash equivalents	8,451	7,767
Due from securities brokers	2,660	2,598
Investment in American Independence Corp. ("AMIC")	43,934	41,217
Deferred acquisition costs	46,859	62,401
Due and unpaid premiums	52,623	55,663
Due from reinsurers	185,205	139,052
Premium and claim funds	38,916	52,171
Notes and other receivables	14,197	16,000
Goodwill	53,081	52,331
Other assets	46,559	83,601

TOTAL ASSETS	$1,332,533	$1,273,894

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves-health	$187,231	$199,160
Insurance reserves-life and annuity	276,038	279,731
Funds on deposit	407,779	411,188
Unearned premiums	12,903	16,727
Policy claims-health	16,718	12,158
Policy claims-life	12,749	10,738
Other policyholders' funds	20,470	21,888
Due to securities brokers	16,663	-
Due to reinsurers	43,782	38,406
Accounts payable, accruals and other liabilities	67,587	69,260
Liabilities related to discontinued operations	1,891	3,542
Debt	9,000	10,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,110,957	1,110,944

EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,455,930 and 15,434,891 shares issued, respectively;
15,423,175 and 15,402,136 shares outstanding, respectively	15,456	15,435
Paid-in capital	100,656	101,086
Accumulated other comprehensive loss	(3,659)	(54,291)
Treasury stock, at cost 32,755 shares	(326)	(326)
Retained earnings	108,901	100,798

TOTAL IHC STOCKHOLDERS’ EQUITY	221,028	162,702
NONCONTROLLING INTERESTS IN SUBSIDIARIES	548	248

TOTAL EQUITY	221,576	162,950

TOTAL LIABILITIES AND EQUITY	$1,332,533	$1,273,894

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Premiums earned:
Health	$62,527	$67,676	$197,452	$212,188
Life and annuity	9,215	9,256	27,804	28,082
Net investment income	11,303	11,887	33,450	33,688
Fee income	7,184	9,351	24,705	30,768
Net realized investment gains (losses)	553	(1,355)	3,480	1,145
Total other-than-temporary impairment losses (no current	-	(15,783)	(271)	(33,256)
period impairment losses were recognized in other
comprehensive income)
Equity income from AMIC	76	297	1,004	1,087
Other income	2,224	605	5,428	1,968
	93,082	81,934	293,052	275,670
EXPENSES:
Insurance benefits, claims and reserves:
Health	45,636	46,883	137,876	145,189
Life and annuity	9,831	12,588	34,210	36,681
Selling, general and administrative expenses	33,820	35,444	106,481	108,196
Amortization of deferred acquisitions costs	1,001	1,419	3,351	4,828
Interest expense on debt	701	900	2,232	2,795
	90,989	97,234	284,150	297,689
Income (loss) from continuing operations
before income taxes (benefits)	2,093	(15,300)	8,902	(22,019)
Income taxes (benefits)	212	(5,836)	1,709	(8,892)

Income (loss) from continuing operations	1,881	(9,464)	7,193	(13,127)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	49	708	(305)	708

Net income (loss)	1,930	(8,756)	6,888	(12,419)

(Income) loss from noncontrolling interests in subsidiaries	(5)	8	15	50

NET INCOME (LOSS) ATTRIBUTABLE TO IHC	$1,925	$(8,748)	$6,903	$(12,369)

Basic income (loss) per common share:
Income (loss) from continuing operations	$.12	$(.61)	$.47	$(.85)
Income (loss) from discontinued operations	-	.04	(.02)	.05
Basic income (loss) per common share	$.12	$(.57)	$.45	$(.80)

WEIGHTED AVERAGE SHARES OUTSTANDING	15,423	15,421	15,417	15,380

Diluted income (loss) per common share
Income (loss) from continuing operations	$.12	$(.61)	$.47	$(.85)
Income (loss) from discontinued operations	-	.04	(.02)	.05
Diluted income (loss) per common share	$.12	$(.57)	$.45	$(.80)

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,429	15,421	15,420	15,380

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2008	$15,435	$101,086	$(54,291)	$(326)	$100,798	$162,702	$248	$162,950

Adjustment to April 1, 2009
balance for adoption of
certain provisions with in
FASB ASC 320, net of tax			(1,591)		1,591	-	-	-

Net income (loss)					6,903	6,903	(15)	6,888
Net change in unrealized
gains (losses)			52,223			52,223	-	52,223
Total comprehensive
income						59,126	(15)	59,111

Acquisition of Wisconsin
Underwriting Associates,
LLC						-	400	400
Acquisition of GroupLink, Inc.
non-controlling interests		(426)				(426)	(74)	(500)
Common Stock Dividend
($.025 per share)					(385)	(385)	-	(385)
Share-based compensation
expenses and related
tax benefits	21	(33)				(12)	-	(12)
Other capital transactions		29			(6)	23	(11)	12

BALANCE AT
SEPTEMBER 30, 2009	$15,456	$100,656	$(3,659)	$(326)	$108,901	$221,028	$548	$221,576

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income (loss)	$6,888	$(12,419)
Adjustments to reconcile net income (loss) to net change in cash from operating activities:
(Income) loss from discontinued operations	305	(708)
Amortization of deferred acquisition costs	3,351	4,828
Net realized investment gains	(3,480)	(1,145)
Other-than-temporary impairment losses	271	33,256
Equity income from AMIC and other equity method investments	(1,696)	(1,616)
Depreciation and amortization	4,028	3,964
Share-based compensation expenses	404	1,026
Deferred tax (benefit) expense	1,811	(11,470)
Other	414	(1,730)
Changes in assets and liabilities:
Net sales of trading securities	-	493
Change in insurance liabilities	(18,879)	(11,811)
Additions to deferred acquisition costs, net	(1,368)	(2,730)
Change in net amounts due from and to reinsurers	(40,777)	1,790
Change in premium and claim funds	13,255	(644)
Change in income tax liability	(40)	1,427
Change in due and unpaid premiums	3,040	7,221
Change in other assets	3,504	(621)
Change in other liabilities	(955)	(5,771)
Net change in cash from operating activities of continuing operations	(29,924)	3,340
Net change in cash from operating activities of discontinued operations	(2,120)	(16,396)

Net change in cash from operating activities	(32,044)	(13,056)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	16,601	9,588
Net proceeds of short-term investments	-	3,254
Net (purchases) sales of securities under resale and repurchase agreements	37,155	(14,643)
Sales of equity securities	13,672	52,752
Purchases of equity securities	-	(44,535)
Sales of fixed maturities	342,316	370,424
Maturities and other repayments of fixed maturities	87,641	56,372
Purchases of fixed maturities	(462,797)	(534,879)
Additional investments in other investments, net of distributions	(331)	4,810
Cash paid in acquisitions of companies, net of cash acquired	(775)	(998)
Cash received in acquisition of policy blocks	-	57,279
Investment in AMIC	-	(1,401)
Change in notes and other receivables	1,803	(3,674)
Other	(1,540)	(2,727)

Net change in cash from investing activities	33,745	(48,378)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1	1,401
Repayment of long-term debt	(1,000)	(2,500)
Exercises of common stock options	-	173
Excess tax expense from exercises of stock options and
vesting of restricted stock	(422)	(363)
Proceeds (withdrawals) of investment-type insurance contracts	1,176	(33)
Dividends paid	(772)	(768)
Net change in cash from financing activities	(1,017)	(2,090)

Net change in cash and cash equivalents	684	(63,524)
Cash and cash equivalents, beginning of year	7,767	72,823

Cash and cash equivalents, end of period	$8,451	$9,299

See the accompanying notes to condensed consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At September 30, 2009, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”), three MGUs and controlling interests in two agencies.

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 53% of IHC's outstanding common stock at September 30, 2009.

(B)

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. IHC’s annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162", ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("FASB ASC"), which was officially released on July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the

FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the FASB ASC.  The FASB ASC is not expected to change U.S. GAAP as it does not include any guidance or interpretations of U.S. GAAP beyond what is already reflected in the existing FASB literature.  All other accounting literature excluded from the FASB ASC will be considered nonauthoritative. The adoption of SFAS 168, effective July 1, 2009, did not have an effect on the Company's consolidated financial statements.  Technical references to U.S. GAAP included in these Notes to Condensed Consolidated Financial Statements are provided under the new FASB ASC structure.

In August 2009, Accounting Standards Update No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value", was issued. This update provides amendments to FASB ASC 820, "Fair Value Measurements and Disclosures" and applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820. This guidance clarifies: a) the techniques to be used to measure fair value when a quoted price in an active market for the identical liability is not available; b) a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability is not required when estimating fair value; and c) both a quoted market price in an active market for the identical liability at the measurement date, and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are level 1 fair value measurements. The adoption of the guidance in this update, effective October 1, 2009, did not have a material effect on the Company's consolidated financial statements.

FASB ASC 855, "Subsequent Events", formerly SFAS 165, was issued in May 2009. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB ASC 855 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The adoption of the FASB ASC 855, effective April 1, 2009, did not have a material effect on the Company's consolidated financial statements.

FASB ASC 820, "Fair Value Measurements and Disclosures", incorporates former FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", issued in April 2009. These provisions of FASB ASC 820 provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 820 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  These provisions of FASB ASC 820 are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, these provisions do not require disclosures for earlier periods presented at initial adoption. For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption. The adoption of these provisions of FASB ASC 820 did not have a material effect on the Company's consolidated financial statements.

FASB ASC 320, "Investments - Debt and Equity Securities", incorporates former FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", issued in April 2009. These provisions of FASB ASC 320 apply to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance. These provisions modified the existing requirement whereby an investor must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis in order to avoid recognizing an other-than-temporary impairment. Instead, an entity must assess whether (a) it has the intent to sell the debt security, or (b) it more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. In assessing whether the entire amortized cost basis of the security will be recovered, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and, if the expected cash flows is less than the amortized cost basis, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred. The guidance provides numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date shall be recognized in earnings. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors. The amount related to the credit loss shall be recognized in earnings and the amount related to all other factors shall be recognized in other comprehensive income, net of applicable income taxes. The new amortized cost basis of the investment shall be the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. These provisions of FASB ASC 320 also expand and increase the frequency of existing disclosures about other-than-temporary impairments for both debt and equity securities and requires new disclosures pertaining to the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. These provisions within FASB ASC 320 were effective for interim and annual reporting periods ending after June 15, 2009 and were to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it was adopted. For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity did not intend to sell and it was not more likely than not that the entity would be required to sell the security before recovery of its amortized cost basis, the entity recognized the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amortized cost basis of the security was to be adjusted by the cumulative-effect adjustment before taxes. As of March 31, 2009, the Company had previously recognized $18,123,000 and $4,788,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statement of Operations. The Company determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss is $20,517,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors is $1,542,000, net of $852,000 of tax benefits. The Company also recorded an additional $49,000 adjustment to the opening balance of retained earnings and a corresponding adjustment to accumulated other comprehensive income representing its proportionate share of AMIC's  cumulative-effect adjustment as a result of its adoption of these provisions of FASB ASC 320.

FASB ASC 825, "Financial Instruments", incorporates former FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", issued in April 2009. These provisions of FASB ASC 825 require public companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures should include the fair value of all financial instruments for which it is practicable, together with the related carrying values, and disclosure of the methods and significant assumptions used to estimate the fair value and changes in the methods and significant assumptions, if any, during the period. These provisions of this standard are effective for interim reporting periods ending after June 15, 2009. Disclosures are not required for earlier periods presented at initial adoption. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption of these provisions of FASB ASC 825 did not have a material effect on the Company's consolidated financial statements.

FASB ASC 805, "Business Combinations", incorporates former FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" issued in April 2009. This guidance amends and clarifies the provisions of FASB ASC 805 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. The provisions of this standard are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these provisions of FASB ASC 805, effective January 1, 2009, did not have a material effect on the Company's consolidated financial statements.

FASB ASC 323, "Investments - Equity Method and Joint Ventures", incorporates former EITF Issue No. 08-6, "Equity Method Investment Accounting”, issued in November 2008. These provisions of FASB ASC 323 require that the cost basis of an equity method investment be determined by using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of the investment and would exclude the value of contingent consideration.  Equity method investments are subject to other-than-temporary impairment analysis. However, an equity investor shall not separately test an investee’s underlying assets for impairment.  These provisions of this standard also require an equity investor to account for a share issuance by an investee as if the investor had sold a proportionate share if its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  The adoption of these provisions of FASB ASC 323, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 260, "Earnings Per Share", incorporates former FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, issued in June 2008. These provisions of  FASB ASC 260 address whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method. These provisions of this standard require companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  The adoption of these provisions of FASB ASC 260, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

 FASB ASC 350, "Intangibles - Goodwill and Other", and FASB ASC 275, "Risks and Uncertainties", incorporate former FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” issued in April 2008.  These provisions of FASB ASC 350 and FASB ASC 275 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These provisions shall be applied prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  The adoption of these provisions of FASB ASC 350 and FASB ASC 275, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 815, "Derivatives and Hedging", incorporate former SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, issued in September 2008.  These provisions of FASB ASC 815 expanded the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 (former SFAS No. 133 and its related interpretations), and

(c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, these provisions of FASB ASC 815 require disclosure of fair values of derivative instruments, and their gains and losses, in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements to locate important information about derivative instruments.  The adoption of these provisions of FASB ASC 815, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 860, "Transfers and Servicing", incorporates former FSP SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, issued in February 2008. The objective of these provisions of FASB ASC 860 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  FASB ASC 860 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately. The adoption of these provisions of FASB ASC 860, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 805, "Business Combinations", incorporates former SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and former SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of former ARB No. 51 (“SFAS 160”), issued in November 2009. These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The provisions of former SFAS 141(R) changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These provisions will be applied prospectively. The provisions of former SFAS 160 changed the accounting and reporting for minority interests, which have been re-characterized as non-controlling interests and classified as a component of equity.  Management has applied the presentation and disclosure requirements retroactively for existing minority interests in accordance with these provisions. All other requirements will be applied prospectively. The adoption of these provisions of FASB ASC 805, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In October 2009, Accounting Standards Update No. 2009-12, "Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)", was issued. This update applies to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or nonrecurring basis and, as of the reporting entity's measurement date, if the investment meets both of the following criteria: i) the investment does not have a readily determinable fair value and, ii) if it has all the attributes specified within the scope of FASB ASC 946, "Financial Services - Investment Companies" ("Topic 946"). The provisions of this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment within the scope of this update on the basis of net asset value per share of the investment (or its equivalent) if it is calculated in a manner consistent with the principles of Topic 946, and contain disclosure requirements related to the attributes of such investments by major category of investment. The guidance in this update is effective for interim and annual periods ending after December 31, 2009 with earlier application permitted. If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The adoption of guidance in this update is not expected to have a material effect on the Company's consolidated financial statements.

FASB ASC 810, "Consolidation", incorporates former SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)", issued in June 2009 which, among other things, amends former FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51" ("FIN 46(R)") to (i) require an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity's involvement in a variable interest entity. These provisions of FASB ASC 810 shall be effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited. The adoption of these provisions of FASB ASC 810 is not expected to have a material effect on the Company's consolidated financial statements.

FASB ASC 860, "Transfers and Servicing", incorporates former SFAS No. 166, "Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140", issued in June 2009. These provisions of FASB ASC 860 remove the concept of a qualifying special-purpose entity from FASB ASC 860 and remove the exception from applying FASB ASC 810, "Consolidation", to qualifying special-purpose entities.  These provisions change the requirements for derecognizing financial assets modifying the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  The guidance removes the special provisions for guaranteed mortgage securitizations, and as a result, requires those securitizations to be treated the same as any other transfer of financial assets within the scope of FASB ASC 860.  Additional disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets.  These provisions of FASB ASC 860 are effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date.  The adoption of these provisions of FASB ASC 860 is not expected to have a material effect on the Company's consolidated financial statements

(D)

 Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2009 presentation, primarily relating to the presentation of non-controlling interests in accordance with recently adopted provisions of FASB ASC 805.

(E)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of September 30, 2009 and through the issuance date of November 9, 2009. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-month and nine-month periods ended September 30, 2009. The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2008, Standard Security Life and Madison National Life ceded to Independence American an average of 23% of their medical stop-loss business, 10% of certain of their fully insured health business and 20% of their New York Statutory Disability business. IHC owned 49.7% of AMIC's outstanding common stock at September 30, 2009 and December 31, 2008 which was purchased in various transactions from 2002 through 2008. IHC accounts for its investment in AMIC under the equity method. At September 30, 2009 and December 31, 2008, IHC's investment in AMIC had a total carrying value of $48,156,000 and $45,439,000 respectively, including goodwill of $4,222,000. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates. At September 30, 2009 and December 31, 2008, based on the closing market price of AMIC's common stock, the fair value of the AMIC shares owned by IHC was approximately $20,080,000 and $11,541,000, respectively.

For the three months ended September 30, 2009 and 2008, IHC recorded $76,000 and $297,000, respectively, of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. IHC's equity income for the nine months ended September 30, 2009 and 2008 was $1,004,000 and $1,087,000, respectively. AMIC paid no dividends on its common stock in the three-month and nine-month periods ended September 30, 2009 and 2008.

IHC and its subsidiaries earned $327,000 and $203,000 for the quarters ended September 30, 2009 and 2008, respectively, and $833,000 and $616,000 for the nine months ended September 30, 2009 and 2008, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $10,994,000 and $13,209,000 for the three months ended September 30, 2009 and 2008, respectively, and $34,728,000 and $44,005,000 for the nine months ended September 30, 2009 and 2008, respectively.  Benefits to policyholders on business ceded to AMIC were $8,461,000 and $9,445,000 in the third quarter of 2009 and 2008, respectively, and $23,115,000 and $30,561,000 for the nine months ended September 30, 2009 and 2008, respectively.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $15,422,000 and $18,999,000 in the third quarters of 2009 and 2008, respectively, and net commission expense of $624,000 and $913,000 in the third quarters of 2009 and 2008, respectively, for these services. For the nine months ended September 30, 2009 and 2008, IHC recorded gross premiums of $48,271,000 and $59,281,000, respectively, and net commission expense of $2,032,000 and $2,799,000, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $15,380,000 and $18,394,000; Other assets $2,362,000 and $3,009,000; and Other liabilities of $453,000 and $404,000.

Note 3.

Income Per Common Share

Income per share calculations are based on income from continuing operations attributable to the common shareholders of IHC for the three and nine months ended September 30, 2009 and 2008, as shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income (loss) from continuing operations	$1,881	$(9,464)	$7,193	$(13,127)

(Income) loss from noncontrolling interests
in subsidiaries	(5)	8	15	50

Income (loss) from continuing operations
attributable to IHC shareholders, net of tax	1,876	(9,456)	7,208	(13,077)

Income (loss) from discontinued operations, net of tax	49	708	(305)	708

Net income (loss) attributable to IHC shareholders	$1,925	$(8,748)	$6,903	$(12,369)

Included in the diluted income per share calculations for the three months and nine months ended September 30, 2009 are 6,000 and 3,000 incremental shares, respectively, from the assumed exercise of options and vesting of restricted stock using the treasury stock method. Such shares were deemed anti-dilutive for the three-month and nine-month periods ended September 30, 2008.

Note 4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	September 30, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$197,263	$1,312	$(7,109)	$191,466
CMOs- residential (1)	84,871	3,727	(8,860)	79,738
CMOs - commercial	868	-	(507)	361
U.S. Government obligations	6,340	82	-	6,422
Agency MBS - residential (2)	45,573	299	-	45,872
GSEs (3)	5,571	-	(75)	5,496
States and political subdivisions	386,455	9,414	(2,611)	393,258

Total fixed maturities	$726,941	$14,834	$(19,162)	$722,613

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Preferred stock - perpetuals	$35,981	$819	$(1,644)	$35,156
Preferred stock - with maturities	20,996	59	(1,244)	19,811

Total equity securities	$56,977	$878	$(2,888)	$54,967

	December 31, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$212,620	$895	$(32,876)	$180,639
CMOs - residential (1)	133,201	711	(13,229)	120,683
CMOs - commercial	867	-	(237)	630
U.S. Government obligations	6,402	199	-	6,601
Agency MBS - residential (2)	44,733	515	-	45,248
GSEs (3)	9,815	-	(242)	9,573
States and political subdivisions	283,237	3	(38,127)	245,113

Total fixed maturities	$690,875	$2,323	$(84,711)	$608,487

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Preferred stock - perpetuals	$49,943	$-	$(12,489)	$37,454
Preferred stock - with maturities	18,595	-	(2,042)	16,553

Total equity securities	$68,538	$-	$(14,531)	$54,007

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

Preferred stocks with maturities at September 30, 2009 include $2,394,000 of other-than-temporary impairment losses recorded in connection with the provisions of FASB ASC 320 adopted on April 1, 2009.

Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The amortized cost and fair value of fixed maturities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$6,340	$6,422	0.9%
Due after one year through five years	80,574	80,883	11.2%
Due after five years through ten years	73,999	75,176	10.4%
Due after ten years	429,145	428,665	59.3%
	590,058	591,146	81.8%
CMO and MBS
15 year	86,812	81,146	11.3%
20 year	962	948	0.1%
30 year	49,109	49,373	6.8%

	$726,941	$722,613	100.0%

The following tables summarize, for all securities in an unrealized loss position at September 30, 2009 and December 31, 2008, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$16,838	$1,540	$81,756	$5,569	$98,594	$7,109
CMOs - residential	7,665	1,050	38,212	7,810	45,877	8,860
CMO's - commercial	-	-	361	507	361	507
GSEs	-	-	5,496	75	5,496	75
States and political
subdivisions	22,711	517	68,357	2,094	91,068	2,611
Total fixed maturities	47,214	3,107	194,182	16,055	241,396	19,162
Preferred stocks-perpetual	-	-	19,613	1,644	19,613	1,644
Preferred stocks- with
maturities	3,286	454	10,786	790	14,072	1,244
Total temporarily
impaired securities	$50,500	$3,561	$224,581	$18,489	$275,081	$22,050

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$44,316	$6,681	$117,035	$26,195	$161,351	$32,876
CMOs - residential	12,566	2,853	38,332	10,376	50,898	13,229
CMOs - commercial	-	-	630	237	630	237
GSEs	4,311	119	5,262	123	9,573	242
States and political
subdivisions	218,106	36,330	11,911	1,797	230,017	38,127
Total fixed maturities	279,299	45,983	173,170	38,728	452,469	84,711
Preferred stocks-perpetual	33,231	12,003	4,223	486	37,454	12,489
Preferred stocks- with
maturities	8,616	1,377	7,937	665	16,553	2,042
Total temporarily
impaired securities	$321,146	$59,363	$185,330	$39,879	$506,476	$99,242

At September 30, 2009 and December 31, 2008, a total of 15 and 110 securities, respectively, were in a continuous unrealized loss position for less than 12 months and 73 and 64 securities, respectively, had continuous unrealized losses for 12 months or longer. The Company has only one non-performing fixed maturity investment at September 30, 2009 with an adjusted cost basis of $650,000, or 0.1% of total fixed maturities.

Substantially all of the unrealized losses at September 30, 2009 and December 31, 2008 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

At September 30, 2009, the Company had $28,791,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 41% were in CMOs that originated in 2005 or earlier and 59% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The decline in market value for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets. Some of these financial institutions have exposure to sub-prime mortgages.

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

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Other-than-temporary impairments:
Fixed maturities	$-	$8,679	$-	$8,679
Common stocks	-	2,316	-	4,454
Preferred stocks	-	4,788	271	20,123
	$-	$15,783	$271	$33,256

As of March 31, 2009, the Company had previously recognized a total of $18,123,000 and $4,788,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statements of Operations. As a result of the provisions of FASB ASC 320 adopted on April 1, 2009, the Company has determined that (a) the portion of the previously recorded losses on debt securities, and preferred stocks evaluated as debt securities, representing a credit loss is $20,517,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities, and preferred stocks evaluated as debt securities, related to all other factors is $1,542,000, net of $852,000 of tax benefits. The Company also recorded an additional $49,000 adjustment to the opening balance of retained earnings and a corresponding adjustment to accumulated other comprehensive income representing its proportionate share of AMIC's  cumulative-effect adjustment as a result of its recently adopted provisions of FASB ASC 320. Since the adoption of these provisions of FASB ASC 320, no additional other-than-temporary impairment losses were recorded and therefore the amount of the cumulative credit loss remains $20,517,000 at September 30, 2009. No losses for other-than-temporary impairments were recognized in other comprehensive income in the three months or nine months ended September 30, 2009.

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

Note 5.

Net Realized Investment Gains

Net realized investment gains (losses) for the three months and nine months ended September, 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net realized investment gains (losses):
Fixed maturities	$553	$63	$3,492	$805
Common stocks	-	(1,750)	-	(846)
Preferred stocks	-	(3)	(12)	708
	553	(1,690)	3,480	667

Sales of trading securities	-	62	-	493
IHC stock puts/call and other gains (losses)	-	273	-	(15)

Net realized investment gains	$553	$(1,355)	$3,480	$1,145

For the three months and nine months ended September 30, 2009, the Company realized gross gains of $1,093,000 and $5,922,000, respectively, and realized gross losses of $540,000 and $2,442,000, respectively, on sales of available-for-sale securities. For the three months and nine months ended September 30, 2008, the Company realized gross gains of $884,000 and $6,888,000, respectively, and realized gross losses of $2,575,000 and $6,221,000, respectively, on sales of available-for-sale securities. As of December 31, 2008, the Company no longer had any trading accounts.

Note 6.

Derivative Instruments

In connection with its previously outstanding $10,000,000 line of credit, a subsidiary of IHC entered into an interest rate swap with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company received a variable rate equal to the rate on the debt and paid a fixed rate (6.65%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge and, in August 2009, the interest rate swap expired. At December 31, 2008, the fair value of the interest rate swap was $260,000 which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 7 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the nine months ended September 30, 2009 and 2008, the Company recorded $156,000 and $(31,000) respectively, of gains (losses) on the effective portion of the interest rate swap in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, net of related taxes (benefits) of $104,000 and $(21,000), respectively.

At September 30, 2009 and December 31, 2008, the Company held no other derivative instruments and, for the three months and nine months ended September 30, 2009, recorded no gains or losses related to derivative instruments in the accompanying Condensed Consolidated Statements of Operations. For the three months and nine months ended September 30, 2008, the Company recorded gains of $273,000 and losses of $38,000, respectively, in net realized investment gains representing the net change in fair value of a stock put on IHC shares of common stock issued in connection with the acquisition of IAC in 2006. All of the shares subject to the IHC stock put were exercised during 2008.

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

When available, we use quoted market prices to determine fair value and classify such items in Level 1. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets and classify such items in Level 2.  When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. These items are classified in level 3. Further, we retain independent pricing vendors to assist in valuing certain instruments.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at September 30, 2009 and December 31, 2008, respectively (in thousands):

September 30, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities held for sale:
Corporate securities	$-	$191,466	$-	$191,466
CMOs - residential	-	44,079	35,659	79,738
CMOs - commercial	-	-	361	361
US Government obligations	-	6,422	-	6,422
Agency MBS - residential	-	45,872	-	45,872
GSEs	-	5,496	-	5,496
States and political subdivisions	-	393,258	-	393,258
Total fixed maturities	-	686,593	36,020	722,613

Equity securities held for sale:
Preferred stocks - perpetual	35,156	-	-	35,156
Preferred stocks - with maturities	17,616	2,195	-	19,811
Total equity securities	52,772	2,195	-	54,967

Total	$52,772	$688,788	$36,020	$777,580

December 31, 2008
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities held for sale:
Corporate securities	$-	$180,639	$-	$180,639
CMOs - residential	-	95,981	24,702	120,683
CMOs - commercial	-	-	630	630
US Government obligations	-	6,601	-	6,601
Agency MBS - residential	-	45,248	-	45,248
GSEs	-	9,573	-	9,573
States and political subdivisions	-	245,113	-	245,113
Total fixed maturities	-	583,155	25,332	608,487

Equity securities held for sale:
Preferred stocks - perpetual	37,454	-	-	37,454
Preferred stocks - with maturities	14,397	2,156	-	16,553
Total equity securities	51,851	2,156	-	54,007

Total	$51,851	$585,311	$25,332	$662,494

FINANCIAL LIABILITIES:
Interest rate swap	$-	$260	$-	$260

Inputs for certain fixed maturity securities that were observable at December 31, 2008 were not observable at September 30, 2009 as a result of limited or inactive markets. These securities were transferred out of Level 2 and into the Level 3 category during 2009. No securities were sold or transferred out of the Level 3 category in 2009. Changes in the carrying value of Level 3 financial assets and liabilities for the nine months ended September 30, 2009 are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	CMOs			CMOs
	Residential	Commercial	Total	Residential	Commercial	Total

Beginning balance	$35,805	$374	$36,179	$24,702	$630	$25,332

Transfers into Level 3	-	-	-	7,532	-	7,532

Net realized investment gains
(losses) included in
earnings:				-	-	-
Net realized investment gains	-	-	-
Other-than-temporary
impairments	-	-	-	-	-	-
				-	-	-

Net unrealized gains (losses)
included in accumulated
other comprehensive loss:

Net unrealized gains (losses)	1,044	(14)	1,030	7,017	(270)	6,747
Reclassification of unrealized
losses deemed to be
other-than-temporary to
net realized losses
included in earnings	-	-	-	-	-	-

	1,044	(14)	1,030	7,017	(270)	6,747

Repayments and amortization
of fixed maturities	(1,190)	1	(1,189)	(3,592)	1	(3,591)

Balance at end of period	$35,659	$361	$36,020	$35,659	$361	$36,020

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$24,166	$31,783	$24,947	$32,914

FINANCIAL
LIABILITIES:
Funds on deposit	$407,779	$409,785	$411,188	$407,767
Debt and junior
subordinated debt
securities	47,146	47,235	48,146	48,620

Note 8.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the third quarter of 2009 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2008	$52,331	$15,308
Acquire Wisconsin Underwriting Associates, LLC	750	-
Capitalized software development	-	321
Amortization expense	-	(1,945)

Balance at September 30, 2009	$53,081	$13,684

In January 2009, Wisconsin Underwriting Associates, Inc., a newly formed wholly owned subsidiary of IHC Health Holdings Corp. ("IHC Health Holdings") acquired the assets of Wisconsin Underwriting Associates, LLC ("WUA") in exchange for $300,000, $100,000 of contingent consideration and 49% of its capital stock. The addition of $750,000 of goodwill above represents the excess fair value of the consideration transferred over the total fair value of the net assets of WUA acquired.

On July 1, 2009, IHC Health Holdings acquired the remaining non-controlling interest in GroupLink, effectively making the administrative company a wholly owned subsidiary as of such date. The non-controlling interest, consisting of 250 shares of GroupLink common stock, was purchased from a senior officer of GroupLink for a purchase price of $500,000. The difference between the fair value of the consideration paid and the amount of the non-controlling interest resulted in a charge of $426,000 to additional paid-in capital attributable to IHC Health Holdings.

Note 9.

Discontinued Operations

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $9,882,000 and $12,781,000 are included in the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively.

The Company recorded income (loss) from discontinued operations representing expenses and changes in claims and reserves related to the insurance liabilities (currently in run-off status) for claims incurred prior to December 31, 2007 and adjustments to previously accrued exit costs as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Pretax income (loss) from
discontinued operations	$76	$1,088	$(469)	$1,088

Tax expenses (benefits) allocated
to discontinued operations	27	380	(164)	380

Income (loss) from discontinued
operations	$49	$708	$(305)	$708

Changes in the liabilities related to discontinued operations for the nine months ended September 30, 2009 were as follows (in thousands):

	Claims	Accrued	Termination
	Liability	Expenses	Benefits	Total

Balance at beginning of year	$3,328	$-	$214	$3,542

Loss from discontinued operations:
Changes in claims and reserves
related to block in run-off	381	-	-	381
Expenses incurred related to block in run-off	-	56	-	56
Adjustment to accrued exit costs	-	32	-	32
				469

Payments of expenses accrued to administer
the business sold	-	(88)	(154)	(242)

Claim payments related to block in run-off	(1,878)	-	-	(1,878)

Balance at September 30, 2009	$1,831	$-	$60	$1,891

The Company believes that the net liabilities of discontinued operations at September 30, 2009 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 10.

Share-Based Compensation

Total share-based compensation was $63,000 and $381,000 for the three months ended September 30, 2009 and 2008, respectively, and $404,000 and $1,026,000 for the nine months ended September 30, 2009 and 2008, respectively. Related tax benefits of $25,000 and $152,000, were recognized for the three months ended September 30, 2009 and 2008, respectively, and $161,000 and $409,000 for the nine months ended September 30, 2009 and 2008, respectively.

Under the terms of the Company’s stock-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period. Exercise prices of SARs are equal to the quoted market price of the shares at the date of the grant and have three year vesting periods. At September 30, 2009, there were 1,080,404 shares available for future grants under the Company’s stock incentive plans.

Stock Options

The Company’s stock option activity for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2008	759,093	$17.94
Forfeited	(33,333)	16.07
Expired	(297,590)	20.63
September 30, 2009	428,170	16.21

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2009:

	Outstanding	Exercisable

Number of options	428,170	285,502
Weighted average exercise price per share	$16.21	$18.47
Aggregate intrinsic value for all options	$-	$-
Weighted average contractual term remaining	2.5 years	2.1 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the nine months ended September 30, 2009. The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2008 was $3.44 per share. The assumptions set forth in the table below were used to value the stock options granted during the nine-month period ended September 30, 2008:

Weighted-average risk-free interest rate	2.21%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	36.6
Weighted-average expected term of options	4.5 years

Compensation expense of $75,000 and $240,000 was recognized in the three months ended September 30, 2009 and 2008, respectively, and $281,000 and $668,000 in the nine months ended September 30, 2009 and 2008, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months or nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company received cash proceeds of $173,000 upon the exercise of 15,608 options with an intrinsic value of $31,000. In addition, another 276,192 options were exercised and, pursuant to the terms of the Company’s applicable stock option plans, payments were made equal to the difference between the fair value of such shares, with respect to the options at such exercise date, and the aggregate option strike price. The intrinsic value of such totaled $640,000 and the payments were made in the form of IHC common stock totaling 29,486 shares after deducting applicable income taxes. No options were exercised during the three months ended September 30, 2008.

As of September 30, 2009, the total unrecognized compensation expense related to non-vested stock options was $378,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.3 years.

Restricted Stock

The Company issued 2,250 shares of restricted stock during both the nine months ended September 30, 2009 and 2008, with weighted average grant-date fair values of $6.74 and $12.26 per share, respectively. The total fair value of restricted stock that vested during the first nine months of 2009 and 2008 was $70,000 and $223,000, respectively. Restricted stock expense was $12,000 and $99,000, respectively, for the three months ended September 30, 2009 and 2008, respectively, and $92,000 and $299,000 for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes restricted stock activity for the nine months ended September 30, 2009:

		Weighted-Average
	No. of	Grant-Date
	Shares	Fair Value

December 31, 2008	18,976	$20.66
Granted	2,250	$6.74
Vested	(15,846)	$21.48
September 30, 2009	5,380	$12.43

As of September 30, 2009, the total unrecognized compensation expense related to non-vested restricted stock awards was $49,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.8 years.

SARs and Share-Based Performance Awards

The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. No SARs were exercised in the nine months ended September 30, 2009 or 2008. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of all share-based liabilities paid in the nine months ended September 30, 2009 and 2008 was $35,000 and $70,000, respectively. Included in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 are liabilities of $42,000 and $47,000, respectively, pertaining to SARs and share-based performance awards.

Note 11.

Debt

In August 2009, a subsidiary of the Company made a $1,000,000 principal payment on its $10,000,000 outstanding line of credit with a commercial bank and converted the remaining $9,000,000 balance into an amortizing term loan. On the same date, the Company's interest rate swap agreement with the commercial bank expired. The amortizing term loan requires principal payments in the amount of $1,500,000 on each of August 22, 2010 and 2011, bears a variable interest rate of Libor plus 3.35% (3.64% at September 30, 2009), and matures on August 22, 2012. As to such subsidiary, the amortizing term loan: (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or onto certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life and the assets of such subsidiary of IHC.

Note 12.

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

The deferred income taxes for the nine months ended September 30, 2009 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $28,275,000, representing the decrease in the related net deferred tax asset to $1,992,000 at September 30, 2009 from $30,267,000 at December 31, 2008.

Interest expense and penalties for the three months and nine months ended September 30, 2009 and 2008 are insignificant, however $36,000 of interest income related to tax refunds received is included in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009.

Note 13.

Supplemental Disclosures of Cash Flow Information

Tax payments, net of tax refunds, were $335,000 during the nine months ended September 30, 2009. Net cash payments for income taxes during the nine months ended September 30, 2008 were $1,016,000.

Cash payments for interest were $2,380,000 and $2,755,000 during the nine months ended September 30, 2009 and 2008, respectively.

Note 14.

Reinsurance

Madison National Life entered into a reinsurance treaty with an unaffiliated reinsurer to cede $48,837,000 of life reserves, effective April 1, 2009, in exchange for transferring $40,639,000 in cash to such reinsurer. Madison National Life recorded a net deferred gain of $8,198,000 which will be amortized over the life of the contract. In accordance with the terms of the agreement, Madison National Life will continue to administer this block of business.

Note 15.

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

No losses for other-than-temporary impairments were recognized in other comprehensive income during the three months or nine months ended September 30, 2009. The comprehensive income (loss) for the three months and nine months ended September 30, 2009 and 2008 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$1,930	$(8,756)	$6,888	$(12,419)
Unrealized gains (losses) arising
during the period, net of income taxes	23,907	(22,767)	52,223	(29,163)

Comprehensive income (loss)	25,837	(31,523)	59,111	(41,582)
Comprehensive income (loss) attributable to
noncontrolling interests	(5)	8	15	50

Comprehensive income (loss) attributable to IHC	$25,832	$(31,515)	$59,126	$(41,532)

Note 16.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and nine months ended September 30, 2009 and 2008 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Medical Stop-Loss (A)	$31,222	$39,930	$103,536	$125,675
Fully Insured Health (B)	28,754	29,452	89,457	92,958
Group disability, life, annuities and DBL (C)	16,720	14,086	49,578	43,291
Individual life, annuities and other	15,379	15,823	46,164	47,259
Corporate	454	(219)	1,108	(1,402)
	92,529	99,072	289,843	307,781
Net realized investment gains (losses)	553	(1,355)	3,480	1,145
Other-than-temporary impairment losses	-	(15,783)	(271)	(33,256)

	$93,082	$81,934	$293,052	$275,670
Income (loss) from continuing operations
before income taxes:
Medical Stop-Loss (A)	$772	$708	$3,548	$4,144
Fully Insured Health(B) (D)	(3,016)	(555)	(3,766)	1,748
Group disability, life, annuities and DBL (C)	1,701	2,695	5,082	6,553
Individual life, annuities and other	3,248	837	5,049	4,942
Corporate	(464)	(947)	(1,988)	(4,500)
	2,241	2,738	7,925	12,887
Net realized investment gains (losses)	553	(1,355)	3,480	1,145
Other-than-temporary impairment losses	-	(15,783)	(271)	(33,256)
Interest expense	(701)	(900)	(2,232)	(2,795)

	$2,093	$(15,300)	$8,902	$(22,019)

(A)

The amount includes equity income from AMIC of $40,000 and $223,000 for the three months ended September 30, 2009 and 2008, respectively, and $693,000 and $848,000 for the nine months ended September 30, 2009 and 2008, respectively.

(B)

The amount includes equity income from AMIC of $25,000 and $54,000 for the three months ended September 30, 2009 and 2008, respectively, and $211,000 and $174,000 for the nine months ended September 30, 2009 and 2008, respectively.

(C)

The amount includes equity income from AMIC of $11,000 and $20,000 for the three months ended September 30, 2009 and 2008, respectively, and $100,000 and $65,000 for the nine months ended September 30, 2009 and 2008, respectively.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $619,000 and $671,000 for the three months ended September 30, 2009 and 2008, respectively, and $1,846,000 and $2,039,000 for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense for the other segments is insignificant.

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

Overview

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At September 30, 2009, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC"), which owns Independence American Insurance Company (“Independence American”), three MGUs and controlling interests in two agencies.

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

The following is a summary of key performance information and events:

The results of operations for the three months and nine months ended September 30, 2009 and 2008 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$93,082	$81,934	$293,052	$275,670
Expenses	90,989	97,234	284,150	297,689

Income (loss) from continuing operations
before income taxes (benefit)	2,093	(15,300)	8,902	(22,019)
Income taxes (benefit)	212	(5,836)	1,709	(8,892)

Income (loss) from continuing operations	1,881	(9,464)	7,193	(13,127)

Discontinued operations:
Income (loss) from discontinued operations	49	708	(305)	708

Net income (loss)	1,930	(8,756)	6,888	(12,419)

(Income) loss from noncontrolling interests
in subsidiaries	(5)	8	15	50

Net income (loss) attributable to IHC	$1,925	$(8,748)	$6,903	$(12,369)

•

Income from continuing operations increased $11.4 million to $1.9 million for the three months ended September 30, 2009 compared to a loss of $9.5 million for the three months ended September 30, 2008. Income from continuing operations increased $20.3 million to $7.2 million for the nine months ended September 20, 2009 compared to a loss of $13.1 million for the nine months ended September 30, 2008. Included in the 2008 results are losses for other-than-temporary impairments of $15.8 million and $33.3 million in the three months and nine months ended September 30, respectively, due to the write down in value of preferred stocks of certain financial institutions, fixed maturities (primarily Alt-A-securities) and common stocks. The 2009 results include a loss of $.3 million for other-than-temporary impairments in the nine months ended September 30;

•

Consolidated investment yields (on an annualized basis) of 5.4% and 5.2% for the three months and nine months ended September 30, 2009 compared to 5.3% and 5.0% for the comparable periods in 2008;

•

Revenues of $93.1 million and $293.1 million for the three months and nine months ended September 30, 2009, respectively, representing increases of 13.7% and 6.3% over the respective three-month and nine-month periods in 2008; and

•

Book value of $14.33 per common share, representing a 35.7% increase from December 31, 2008, primarily reflecting net income and net unrealized gains on securities for the nine months ended September 30, 2009.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $.8 million and $.7 million for the three months ended September 30, 2009 and 2008, respectively, and reported $3.5 million of income before taxes for the nine months ended September 30, 2009, as compared to $4.1 million in the same period in 2008. The decrease is primarily a result of reduced production due to stricter underwriting guidelines and cancellation of underperforming managing general underwriters;

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Premiums Earned	$29,832	$38,124	$99,121	$120,745
Insurance Benefits, Claims & Reserves	22,321	28,909	71,684	88,755
Expenses	7,523	9,642	26,455	30,532

Loss Ratio(A)	74.8%	75.8%	72.3%	73.5%
Expense Ratio (B)	25.2%	25.3%	26.7%	25.3%
Combined Ratio (C)	100.0%	101.1%	99.0%	98.8%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported $3.0 million of loss before taxes for the three months ended September 30, 2009 as compared to a loss of $.6 million for the comparable period in 2008, and a loss before taxes of $3.8 million for the nine months ended September 30, 2009 as compared to $1.7 million of income before taxes for the nine months ended September 30, 2008;

o

Fee and other income decreased $1.8 million and $5.1 million for the three months and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008 due to a decrease in gross premiums written by the Company and a decrease in other business administered by IAC. The Company also experienced a decrease in general expenses due to a reduction in work force and related expenses in response to its lower volume of business.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment for the three months and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Premiums Earned	$21,109	$19,977	$63,362	$61,726
Insurance Benefits, Claims & Reserves	16,225	13,083	44,802	39,544
Expenses	6,038	5,871	19,120	17,459

Loss Ratio	76.9%	65.5%	70.7%	64.0%
Expense Ratio	28.6%	29.4%	30.2%	28.3%
Combined Ratio	105.5%	94.9%	100.9%	92.3%

o

The loss ratio increased due to unusually large claims in the small group medical line and an increase in the frequency of claims in the dental line.

o

The underwriting expense ratio for the nine month-period increased primarily as a result of: (i) an increase in premium taxes and assessments due in part to a true-up of 2007 expenses recorded in the first quarter of 2008 thereby reducing the 2008 expense combined with higher state taxes and assessments recorded in the first quarter of 2009; and (ii) an increase in general expenses of Standard Security Life and Madison National Life.

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $1.0 million and $1.5 million for the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008, primarily from decreased profitability in DBL and group term life lines of business partially offset by an increase in the LTD business. The DBL business has experienced decreases in group sizes coupled with rate reductions as a result of the overall economic downturn while the group term life business has experienced higher loss ratios;

•

Income before taxes from the Individual life, annuities and other segment increased $2.4 million and $.1 million for the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily as a result of a commutation of a block of business in accordance with a reinsurance agreement during the third quarter of 2009 and the amortization of gain on a block of ordinary life and annuity business ceded in 2009;

•

Loss before taxes from the Corporate segment decreased $.4 million and $2.5 million for the three months and nine months ended September 30, 2009, respectively, primarily as a result of income from partnership investments recorded in 2009 versus losses from partnership investments recorded in the same periods of 2008;

•

Net realized investment gains were $.6 million and $3.5 million for the three months and nine months ended September 30, 2009, respectively, compared to net realized investment losses of $1.4 million for the three months ended September 30, 2008 and net realized investment gains of $1.1 million for the nine months ended September 30, 2008. Other-than-temporary impairment losses for the nine months ended September 30, 2009 were $.3 million. No other-than-temporary impairment losses were recorded in the three months ended September 30, 2009. For the three months and nine months ended September 30, 2008, other-than-temporary impairment losses were $15.8 million and $33.3 million, respectively, primarily due to the write down in value of preferred stocks of certain financial institutions, fixed maturities (primarily Alt-A securities) and common stocks due to the severity of the decrease in market value and length of time that these securities were in a loss position; and

•

Premiums by principal product for the three months and nine months 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Gross Direct and Assumed
Earned Premiums:	2009	2008	2009	2008

Medical Stop-Loss	$47,920	$60,978	$156,367	$194,363
Fully Insured Health	47,538	49,205	142,970	152,463
Group disability, life, annuities and DBL	26,845	18,962	78,328	58,521
Individual, life, annuities and other	7,403	7,860	22,960	24,265

	$129,706	$137,005	$400,625	$429,612

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Net Premiums Earned:	2009	2008	2009	2008

Medical Stop-Loss	$29,832	$38,124	$99,121	$120,745
Fully Insured Health	21,109	19,977	63,362	61,726
Group disability, life, annuities and DBL	14,178	11,436	41,993	35,109
Individual, life, annuities and other	6,623	7,395	20,780	22,690

	$71,742	$76,932	$225,256	$240,270

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  During the nine months ended September 30, 2009, there were no additions to or changes in the critical accounting policies disclosed in the 2008 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Income from continuing operations was $1.9 million for the three months ended September 30, 2009, an increase of $11.4 million compared to a loss from continuing operations of $9.5 million for the three months ended September 30, 2008. The Company's income from continuing operations before taxes increased $17.4 million to $2.1 million for the three months ended September 30, 2009 from a loss of $15.3 million for the three months ended September 30, 2008. Information by business segment for the three months ended September 30, 2009 and 2008 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$29,832	1,170	40	180	22,321	-	8,129	$772
Fully Insured Health	21,109	195	25	7,425	16,225	7	15,538	(3,016)
Group disability,
life, annuities
and DBL	14,178	2,442	11	89	10,184	169	4,666	1,701
Individual life,
annuities and
other	6,623	7,042	-	1,714	6,737	825	4,569	3,248
Corporate	-	454	-	-	-	-	918	(464)
Sub total	$71,742	$11,303	$76	$9,408	$55,467	$1,001	$33,820	2,241

Net realized investment gains								553
Other-than-temporary impairment losses								-
Interest expense								(701)
Income from continuing operations before income taxes								2,093
Income taxes								212
Income from continuing operations								$1,881

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$38,124	1,304	223	279	28,909	-	10,313	$708
Fully Insured Health	19,977	226	54	9,195	13,083	12	16,912	(555)
Group disability,
life, annuities
and DBL	11,436	2,540	20	90	7,290	38	4,063	2,695
Individual life,
annuities and other	7,395	8,036	-	392	10,189	1,369	3,428	837
Corporate	-	(219)	-	-	-	-	728	(947)
Sub total	$76,932	$11,887	$297	$9,956	$59,471	$1,419	$35,444	2,738

Net realized investment losses								(1,355)
Other-than-temporary impairment losses								(15,783)
Interest expense								(900)
Loss from continuing operations before income taxes								(15,300)
Income tax benefits								(5,836)
Loss from continuing operations								$(9,464)

 Premiums Earned

Total premiums earned decreased $5.2 million to $71.7 million in the third quarter of 2009 from $76.9 million in the comparable period of 2008. The decrease is primarily due to: (i) the Medical Stop-Loss segment which decreased $8.3 million, primarily due to reduced production from stricter underwriting guidelines and the termination of certain managing general underwriters; and (ii) a decrease of $.8 million in premiums earned in the individual life, annuities and other segment primarily as a result of the ceding and commutation of certain ordinary life and annuity business during 2009; partially offset by (iii) the Fully Insured Health segment which had a $1.1 million increase in premiums in the third quarter of 2009 compared to the third quarter of 2008, comprised primarily of a $1.2 million increase in dental premiums as a result of increased production, a $.5 million net increase in all other lines of this segment due to increased retention, offset by a $.6 million decrease in student accident premiums as a result of the cancellation of a producer of this product; and (iv) a $2.8 million increase in the group disability, life, annuities and DBL segment primarily from the LTD line due to an increase in retention and new business written.

Net Investment Income

Total net investment income decreased $.6 million primarily due to a decrease in assets due to the ceded block of life and annuity business. The overall annualized investment yields were 5.4% and 5.3% (approximately 5.7% and 5.4%, on a tax advantaged basis) in the third quarter of 2009 and 2008, respectively. The annualized investment yields on bonds, equities and short-term investments were 5.0% and 5.3% in the third quarter of 2009 and 2008, respectively. A decrease in interest and dividend income, as a result of a reallocation of the investment portfolio toward more liquid assets during 2009, was partially offset by a decrease in losses from partnership investments.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains increased $2.0 million to $.6 million in 2009 compared to net realized investment losses of $1.4 million in 2008. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. No other-than-temporary impairments were recorded in the three months ended September 30, 2009. For the three months ended September 30, 2008, the Company recorded pretax losses of $15.8 million from other-than-temporary impairments.

Fee Income and Other Income

Fee income decreased $2.2 million to $7.2 million in the three months ended September 30, 2009 from $9.4 million in the three months ended September 30, 2008 primarily as a result of a decrease in gross premiums from the small group line of business in the Fully Insured Health segment due in part to stricter underwriting guidelines and downward pressure on enrollment in medical plans due to the recession and due to a decrease in other business administered by IAC.

Total other income increased $1.6 million in the three months ended September 30, 2009 to $2.2 million from $.6 million in the three months ended September 30, 2008, primarily due (i) to income resulting from the commutation, in 2009, of a block of business, (ii) administrative fees associated with a coinsurance agreement, and (iii) deferred gain amortization associated with a block of ordinary life and annuities business ceded in the second quarter of 2009.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves decreased $4.0 million. The decrease is primarily due to: (i) a decrease of $6.6 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; and (ii) a decrease of $3.4 million in the individual life, annuities and other segment, primarily resulting from the commutation of reserves in the third quarter of 2009 and the ceding of a block of ordinary life and annuity policies in 2009; partially offset by (iii) an increase of $3.1 million in the Fully Insured Health segment, primarily as a result of the increase in claims and reserves of dental and small group businesses; and (iv) an increase of $2.9 million in the group disability, life, annuities and DBL segment as a result of increased LTD retention, new LTD business written and higher loss ratios on the LTD and GTL lines of business.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.4 million primarily due to lower investment income assumptions used in making this calculation in 2009 as a result of a decrease in yields on insurance investments.

Interest Expense on Debt

Interest expense decreased $.2 million primarily as a result of principal repayments and lower interest rates.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $1.6 million in the third quarter of 2009 as compared to the third quarter of 2008. The decrease is primarily due to: (i) a $2.2 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $1.4 million decrease in the Fully Insured Health segment primarily consisting of a decrease in general expenses resulting from a lower volume of business and a reduction in work force; offset by (iii) a $1.2 million increase in compensation, commission and administrative expenses associated with the individual life, annuities and other segment, primarily as a result of the acquisition of a block of life and annuity business in the second quarter of 2008; and (iv) a $.6 million increase in the group disability, life, annuities and DBL segment primarily due to an increase premiums earned.

Income Taxes

Income tax expense increased $6.0 million to $.2 million for the third quarter ended September 30, 2009 from a tax benefit of $5.8 million for the third quarter of 2008. The effective tax rate was 9.5% for the third quarter of 2009 compared to (37.9)% for the third quarter of 2008. The difference in the effective tax rates is primarily attributable to an increased amount of tax benefits derived from tax advantaged investments in 2009 and state income taxes. The Company has significantly increased in 2009 its position in state and political subdivision investments that generate tax exempt interest, thereby resulting in a greater proportion of tax advantaged income to income before taxes.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Income from continuing operations was $7.2 million for the nine months ended September 30, 2009, an increase of $20.3 million compared to a loss from continuing operations of $13.1 million for the nine months ended September 30, 2008. The Company's income from continuing operations before taxes increased $30.9 million to $8.9 million for the nine months ended September 30, 2009 from a loss of $22.0 million for the nine months ended September 30, 2008. Information by business segment for the nine months ended September 30, 2009 and 2008 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$99,121	2,965	693	757	71,684	-	28,304	$3,548
Fully Insured Health	63,362	578	211	25,306	44,802	21	48,400	(3,766)
Group disability,
life, annuities
and DBL	41,993	7,216	100	269	30,114	273	14,109	5,082
Individual life,
annuities and
other	20,780	21,583	-	3,801	25,486	3,057	12,572	5,049
Corporate	-	1,108	-	-	-	-	3,096	(1,988)
Sub total	$225,256	$33,450	$1,004	$30,133	$172,086	$3,351	$106,481	7,925

Net realized investment gains								3,480
Other-than-temporary impairment losses								(271)
Interest expense								(2,232)
Income from continuing operations before income taxes								8,902
Income taxes								1,709
Income from continuing operations								$7,193

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$120,745	3,014	847	1,069	88,755	-	32,776	$4,144
Fully Insured Health	61,726	656	175	30,401	39,544	90	51,576	1,748
Group disability,
life, annuities
and DBL	35,109	7,854	65	263	24,407	111	12,220	6,553
Individual life,
annuities and other	22,690	23,569	-	1,000	29,164	4,627	8,526	4,942
Corporate	-	(1,405)	-	3	-	-	3,098	(4,500)
Sub total	$240,270	$33,688	$1,087	$32,736	$181,870	$4,828	$108,196	12,887

Net realized investment gains								1,145
Other-than-temporary impairment losses								(33,256)
Interest expense								(2,795)
Loss from continuing operations before income taxes								(22,019)
Income tax benefits								(8,892)
Loss from continuing operations								$(13,127)

 Premiums Earned

Total premiums earned decreased $15.0 million to $225.3 million in the first nine months of 2009 from $240.3 million in the comparable period of 2008. The decrease is largely due to: (i) the Medical Stop-Loss segment which decreased $21.6 million, primarily due to reduced production from stricter underwriting guidelines and the termination of certain managing general underwiters; and (ii) the individual life, annuities and other segment which decreased $1.9 million, primarily due to the ceding and commutation of certain ordinary life and annuity business during 2009, slightly offset by an increase in premiums due to the 2008 acquisition; offset by (iii) the Fully Insured Health segment which had a $1.6 million increase in premiums in the first nine months of 2009 compared to the first nine months of 2008, comprised primarily of a $3.3 million increase in dental premiums as a result of increased production, a $.7 million increase in small group premiums earned as a result of new production sources and increased retention, offset by a $3.0 million decrease in student accident premiums as a result of the cancellation of a producer of this product and a $.6 million net increase in all other lines of this segment due to increase retention; and (iv) a $6.9 million increase in the group disability, life, annuities and DBL segment primarily from the LTD line due to an increase in retention and new business written.

Net Investment Income

Total net investment income decreased $.2 million primarily due to a decrease in assets due to the ceded block of life and annuity business. The overall annualized investment yields were 5.2% and 5.0% (approximately 5.5% and 5.1%, on a tax advantaged basis) in the first nine months of 2009 and 2008, respectively. The annualized investment yields on bonds, equities and short-term investments were 5.0% and 5.2% in the first nine months of 2009 and 2008, respectively. A decrease in interest and dividend income, as a result of a reallocation of the investment portfolio towards more liquid assets during 2009, was more than offset by a decrease in losses from partnership investments. In addition, the Company experienced unprecedented pre-payments in GNMAs during the second quarter of 2009 resulting in significantly reduced yields on such investments.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains increased $2.4 million to $3.5 million in 2009 compared to $1.1 million in 2008. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. For the nine months ended September 30, 2009 and 2008, the Company recorded pretax losses of $.3 million and $33.3 million, respectively, from other-than-temporary impairments.

Fee Income and Other Income

Fee income decreased $6.1 million to $24.7 million in the nine months ended September 30, 2009 from $30.8 million in the nine months ended September 30, 2008 primarily as a result of a decrease in gross premiums from the small group line of business in the Fully Insured Health segment due in part to stricter underwriting guidelines and downward pressure on enrollment due to the recession and due to a decrease in other business administered by IAC.

Total other income increased $3.4 million in the nine months ended September 30, 2009 to $5.4 million from $2.0 million in the nine months ended September 30, 2008, primarily due to (i) income resulting from the commutation, in 2009, of a block of business, (ii) administrative fees associated with a coinsurance agreement, and (iii) deferred gain amortization associated with a block of ordinary life and annuities business ceded in second quarter of 2009.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves decreased $9.8 million. The decrease is primarily due to: (i) a decrease of $17.1 million in the Medical Stop-Loss segment, primarily resulting from a decrease in premiums earned; (ii) a $3.7 million decrease in the individual life, annuities and other segment primarily resulting from the commutation of reserves in the third quarter of 2009 and the ceding of a block of ordinary life and annuity policies in 2009; offset by (iii) an increase of $5.3 million in the Fully Insured Health segment, primarily as a result of the increase in claims and reserves in dental and small group businesses; (iv) an increase of $5.7 million in the group disability, life, annuities and DBL segment primarily as a result of increased LTD retention, new LTD business written and higher loss ratios on the GTL business.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $1.4 million primarily due to lower investment income assumptions used in making this calculation in 2009 as a result of a decrease in yields on insurance investments.

Interest Expense on Debt

Interest expense decreased $.6 million primarily as a result of principal repayments and lower interest rates.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $1.7 million in the first nine months of 2009 as compared to the first nine months of 2008. The decrease is primarily due to: (i) a $4.5 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $3.2 million decrease in the Fully Insured Health segment primarily consisting of a decrease in general expenses resulting from a lower volume of business and a reduction in work force; offset by (iii) a $4.1 million increase in compensation, commission and administrative expenses associated with the individual life, annuities and other segment, primarily as a result of the acquisition of a block of life and annuity business in the third quarter of 2008; and (iv) a $1.9 million increase in the group disability, life, annuities and DBL segment primarily due to an increase in premiums earned.

Income Taxes

Income tax expense increased $10.6 million to $1.7 million for the nine months ended September 30, 2009 from a tax benefit of $8.9 million for the first nine months of 2008. The effective tax rate was 19.1% for the first nine months of 2009 compared to (40.5)% for the first nine months of 2008. The difference in the effective tax rates is primarily attributable to an increased amount of tax benefits derived from tax advantaged investments in 2009 and state income taxes. The Company has significantly increased in 2009 its position in state and political subdivision investments that generate tax exempt interest, thereby resulting in a greater proportion of tax advantaged income to income before taxes.

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

Cash Flows

As of September 30, 2009, the Company had $8.5 million of cash and cash equivalents compared with $7.8 million as of December 31, 2008.

Net cash used by operating activities of continuing operations for the nine months ended September 30, 2009 was $29.9 million largely as a result of a $40.8 million increase in net amounts due from reinsurers primarily due to the reinsurance treaty entered into by Madison National Life on April 1, 2009. Net cash used by operating activities of discontinued operations for the nine months ended September 30, 2009 was $2.1 million.

Net cash provided by investing activities of continuing operations for the nine months ended September 30, 2009 was $33.7 million primarily as a result of $50.8 million in net proceeds on sales of equity securities and securities under resale and repurchase agreements and a $16.6 million decrease in net amounts due from brokers, partially offset by $32.8 million in net purchases of fixed maturities.

The Company has $463.3 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2009, cash received from the maturities and other repayments of fixed maturities was $87.6 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due from brokers, increased $62.3 million to $826.0 million during the nine months ended September 30, 2009 from $763.7 million at December 31, 2008 largely due to a $93.0 million decrease in unrealized losses on available-for-sale securities offset by net sales of investment securities of $34.6 million.

The Company had net receivables from reinsurers of $141.4 million at September 30, 2009. All of such reinsurance receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2009.

Other assets decreased $37.0 million primarily due to a $31.0 million decrease in net deferred tax assets. Of this amount, $29.1 million represents the deferred taxes on the net unrealized gains on investment securities allocated to stockholders’ equity arising during the nine months ended September 30, 2009.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	September 30,	December 31,
	2009	2008

Medical Stop-Loss	$75,859	$89,684
Fully Insured Health	35,484	38,168
Group Disability	80,023	71,643
Individual A&H and Other	12,583	11,823

	$203,949	$211,318

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

The $58.3 million increase in IHC’s stockholders' equity in the first nine months of 2009 is primarily due to $6.9 million in net income and a $52.2 million decrease in net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Company's cash and investment assets, approximately 88.7% was invested in investment grade fixed maturities, equity securities, resale agreements, policy loans and cash and cash equivalents at September 30, 2009. Although the Company's gross unrealized losses on available-for-sale securities totaled $22.1 million at September 30, 2009, approximately 96.5% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2009, approximately 3.5% (or $25.3 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The increase in non-investment grade securities is primarily due to the downgrades in credit ratings of certain Alt-A mortgage securities The Company has only one non-performing fixed maturity at September 30, 2009 with a cost of $.7 million, or 0.1% of total fixed maturities.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the nine months ended September 30, 2009 and 2008, the Company recorded losses of $.3 million and $33.3 million, respectively, for other-than-temporary impairments. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2009 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$2,175	$-	$2,437	$2,924	$7,536
Equity securities	-	-	382	-	382

Total	$2,175	$-	$2,819	$2,924	$7,918

The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2009. In 2009, the Company experienced a decrease in net unrealized losses of $94.9 million which, net of deferred taxes of $29.1 million, net of deferred policy acquisition costs of $13.6 million, and net of the net cumulative effect adjustment of $1.6 million for the adoption of recent investment accounting pronouncements, increased stockholders' equity by $50.6 million (reflecting net unrealized losses of $3.7 million at September 30, 2009 compared to net unrealized losses of $54.3 million at December 31, 2008). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2009, is not materially different from that reported in the schedule of such obligations at December 31, 2008 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For the balance of 2009, IHC’s business plan is to: (i) improve the profitability of our Fully Insured Health business and the efficiency of our administrative companies, while selectively pursuing new opportunities to continue to diversify our portfolio of products, (ii) expand the distribution and continue to improve the profitability of our Medical Stop-Loss business, (iii) proactively adjust our mix of business to take advantage of market conditions, and (iv) continue to expand the distribution of our life and disability products. Like many other insurance companies, our gross premiums have been adversely impacted by the current economic downturn.

The following summarizes what IHC has accomplished and the outlook for the balance of 2009 and beyond by segment.

Historic Core Lines of Business

IHC has historically been a life and health insurance holding company for two insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), which relied on independent general agents, managing general underwriters ("MGUs") and administrators to perform the majority of all marketing, underwriting, claims and administrative functions for our two primary product segments (Medical Stop-Loss and group disability, life, annuities and DBL).  While it is always our intent to emphasize underwriting profits and not top line growth, the medical stop-loss industry as a whole succumbed to pricing pressures caused by an unexpectedly long down cycle (or "soft" market) beginning in 2004.  As a consequence of these market conditions, we made a decision to curtail our growth through stricter underwriting guidelines and the termination of several MGUs in 2008 and 2009. As a result, we have experienced a decline in stop-loss premiums in the first nine months of 2009, which we anticipate will continue throughout the balance of this year. The Company has experienced an increase in its gross group life and disability premiums in 2009 as a result of taking over an estimated $18 million block from an insurer that exited the market, of which we are retaining approximately 20%.

With respect to distribution, Standard Security Life is approved to write Medical Stop-Loss in all 50 states and Madison National Life in most states. Standard Security Life is currently contracted to write this product through six MGUs, and Madison National Life through two. The Company has a significant ownership interest in five of these MGUs (including those owned by AMIC), which produced $99.8 million (approximately 54%) of Medical Stop-Loss premiums written on IHC paper in 2008.

Fully Insured Health Segment

The Fully Insured Health market (estimated at $500 billion) in the U.S. is a much larger market than the Medical Stop-Loss market (estimated at $4 billion). The Company experienced a decrease in gross premiums during the first nine months of 2009, primarily in its small group line of business, which it expects will continue throughout the balance of the year. This decrease is due to stricter underwriting guidelines and the downward pressure on enrollment caused by the recession, however, net premiums increased slightly due to an increase in retention. In addition, IAC terminated a program on which it received fee income, but the Company did not take risk, which has further adversely impacted fee income. The decrease in gross premiums had an adverse impact on both our carrier fees and the fee income generated by our administrative operations.

Investments

Our fixed maturity portfolio continues to be rated on average AA. Approximately 3% of our total investment portfolio is Alt-A mortgages.  While these mortgages have seen lower market values in 2008 and 2009, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance. The Company also has approximately 4% of its total investment portfolio in preferred stocks of financial institutions which also realized significant losses in 2008. The market for these securities showed significant improvement in 2009 and the Company reduced its exposure from December 31, 2008, through either tender offers or sales of such securities at amounts greater than their adjusted cost basis. Our book value per share increased to $14.33 at September 30, 2009 from $10.56 at December 31, 2008 due to net income and positive changes in the fair value of our investment portfolio.  To the extent that the capital markets remain unsettled, we may continue to see volatility in the market price of our equity and fixed maturity securities, which could have a negative impact on our net income and book value per share.

Summary

In summary, the Company has begun to see improved performance in 2009 from continuing operations primarily as a result of (i) continuing profitability of the group disability, life, annuities and DBL; (ii) better performance from investment partnerships; (iii) improved performance on our investment portfolio; and (iv) decreases in overhead due to subsidiary consolidation and cost cutting measures.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2009 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2008 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of September 30, 2009, 108,642 shares were still authorized to be repurchased under the plan. There were no share repurchases during the third quarter of 2009.

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

November 9, 2009

Roy T.K. Thung

Chief Executive Officer and President

By:
/s/Teresa A. Herbert
Date:

November 9, 2009

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer