Form 10-K
period 2009-12-31
INDEPENDENCE HOLDING CO
filed 2010-03-25
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 COMMISSION FILE NUMBER 0-10306

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

Yes ___    No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company  in Rule 12b-2 of the Exchange Act.

Large accelerated filer __

   Accelerated filer ___    Non-accelerated filer  X

Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2009 was $37,779,000.

15,285,096 shares of common stock were outstanding as of March 23, 2010.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2009 annual meeting of stockholders to be held in June 2010 are incorporated by reference in response to Part III of this Report.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Independence Holding Company is a Delaware corporation (NYSE: IHC) that was formed in 1980.  We are a holding company principally engaged in the life and health insurance business with principal executive offices located at 96 Cummings Point Road, Stamford, Connecticut 06902. At December 31, 2009, we own a 49.7% equity interest in American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company ("Independence American") several managing general underwriters ("MGUs") and controlling interests in two agencies. In March 2010, IHC acquired a controlling interest in AMIC by purchasing additional shares of AMIC common stock in the open market and thereby increasing the total number of shares owned by the Company to more than 50% of AMIC's outstanding common stock.

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

IHC provides specialized life and health coverage and related services to commercial customers and individuals.  We focus on niche products and/or narrowly defined distribution channels in the United States.  Our wholly owned insurance company subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") market their products through independent and affiliated brokers, producers and agents.  Independence American also distributes through these sources as well as to consumers through a dedicated controlled distribution.

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

Our administrative companies underwrite, market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions or profit slides. During 2009, our principal administrative companies were Insurers Administrative Corporation (“IAC”), Majestic Underwriters, LLC ("Majestic"), Health Plan Administrators, Inc. (“HPA”), GroupLink Inc. (“GroupLink”), and Actuarial Management Corporation ("AMC"). As described below, in January 2010, in order to improve efficiency and service to our clients, we combined the operations of GroupLink and HPA, along with the medical management and marketing services of IAC, into those of IHC Health Solutions, Inc., and the claims processing and administrative function of IAC was rebranded as IHC Administrative Services, Inc.  In January 2010, we acquired interests in three additional administrative companies by: (i) buying the assets of Alliance Underwriters, LLC (“AU”), a stop-loss managing general underwriter; (ii) acquiring 51% of the stock of MedWatch, LLC; and (iii) acquiring 51% of the stock of Hospital Bill Analysis, LLC.  AMIC's administrative companies are Risk Assessment Strategies, Inc., and Voorhees Risk Management, LLC, d.b.a. Marlton Risk Group (collectively, the "AMIC MGUs").

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

For information pertaining to the Company's business segments, reference is made to Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Our Philosophy

Our business strategy consists of maximizing underwriting profits through a variety of niche life and health insurance products and/or through distribution channels that enable us to access underserved markets or markets in which we believe we have a competitive advantage.  Historically, our carriers have focused on establishing preferred relationships with producers who seek an alternative to larger, more bureaucratic health insurers, and on providing these producers with personalized service and unique rewards programs.  More recently, we have also begun to focus on alternative distribution sources, such as captive agencies and direct-to-consumer initiatives.  While our management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions. We seek transactions that will generate fee income and profit commissions for our administrative operating companies as well as risk income for our insurance carriers thereby permitting us to leverage IHC's vertically integrated organizational structure.

As a result of our expansion into the Fully Insured Health Segment and our increased control of distribution through corporate acquisitions, we are now better able to respond to market cycles in the health insurance sector by redeploying the focus of our insurance underwriting activity across a larger number of business lines.  Most recently, we have encouraged our owned and affiliated MGUs to be more selective in order to achieve better underwriting results.  With respect to our medical stop-loss business, our results deteriorated for business written in 2006 and 2007 as a result of several MGUs being less selective in the business they wrote in these years.  As a result, during 2008 and 2009, we terminated or reduced our retention on the business generated by several non-owned MGUs, and have been successful in improving our underwriting results.  We expect the performance of business written in 2008 to be significantly better that of business written in 2007, and we anticipate that business written in 2009 will deliver even better results.  As a result of these changes, we have seen a decrease in our gross written stop-loss premiums.  We have increased somewhat our fully insured health premiums both on a net-retained basis, which has offset the decrease in stop-loss premium. While we have benefitted from fee income generated by our administrative and sales companies, which is generally not subject to insurance risk, we also saw an increase in administrative costs in our fully insured segment.  This increase has been addressed through efficiency initiatives during 2009 and consolidation in January 2010.

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

During 2009, Standard Security Life and Madison National Life wrote approximately 59% of their medical stop-loss business through Majestic, the AMIC MGUs and TRU Services, LLC (“TRU”) (collectively, the "Affiliated MGUs"). During 2009, we terminated two unaffiliated MGUs and appointed AU as a new MGU. In January 2010, we acquired the net assets of AU and as a result, we expect that an even higher percentage of our medical stop-loss business will be written through Affiliated MGUs in 2010.

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

We entered the Fully Insured Health Segment as a result of several strategic acquisitions and partnerships starting in 2005.  We have built a controlled platform to write small-group major medical, major medical health plans for individuals and families, dental/vision, short-term medical, limited medical and student medical. Our senior management team has extensive experience in these lines of business and the majority of our current fully insured health block was previously administered (on behalf of other carriers) by the companies we have acquired. Much of this existing block has been transferred to our carriers so we now benefit from administrative fee income at a variety of levels, earn risk profits and receive profit commissions from our reinsurers. The acquisition in 2007 of AMC not only brought in-house the actuarial expertise necessary to maintain the profitability of our fully insured business, but also added another source of fee income and potential profit commissions. The acquisition of IHC Health Solutions, also in 2007, has provided us with a marketing company specializing in alternative distribution methods and strategic partnerships.

During 2009, the Fully Insured Health Segment was primarily composed of three third-party administrators (IAC, HPA and GroupLink) and IHC Health Solutions, a marketing company. In January 2010, in order to improve efficiency and service to our clients, we combined the operations of GroupLink and HPA, along with the medical management and marketing services of IAC, into those of IHC Health Solutions, Inc., and the claims processing and administrative function of IAC was rebranded as IHC Administrative Services, Inc. As a result of these changes, all marketing, sales and underwriting functions have been collected under IHC Health Solutions, Inc., and other policy-holder and transactional services now reside within IHC Administrative Services, Inc.

The two entities together have approximately 340 salaried employees performing all aspects of underwriting, policy administration and managing fully insured group and individual health insurance on behalf of IHC and other carriers, and manage approximately $260 million of individual and group health and life premiums and premium equivalents for multiple insurers..

We anticipate that as a result of these combinations and other efficiency initiatives, our expenses will be reduced by approximately $2 million in 2010.

The agents and brokers who produce the Fully Insured Health business are non-salaried contractors who receive commissions. IHC’s gross earned premiums from this segment grew very quickly from 2005 to 2007, but decreased in 2008 and 2009. We anticipate modest growth in 2010.

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

For a number of years Madison National Life has sold a whole-life product with an annuity rider to military personnel and civil service employees.  As a result of this experience, in 2008 Madison National Life formed a subsidiary, IHC Financial Group, Inc. (“IHC Financial Group”), to recruit agents to sell life and annuity products to state and federal employees. Since these products are currently not available through IHC’s carriers, IHC Financial Group has contracted with highly rated insurance companies to sell their life and annuity products to these individuals. The income for IHC Financial Group is derived completely from commissions on the sale of the products of these other companies. The agents and brokers who produce this business are non-salaried contractors who receive commissions.  We do not expect to earn significant income from this subsidiary in 2010, but do anticipate growth as we continue to recruit new agents.  We anticipate that premiums from our whole-life and annuity rider product will be slightly higher in 2010.

PRINCIPAL PRODUCTS

Medical Stop-Loss

The Company is a leading writer nationally of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims ("Employer Medical Stop-Loss"). In 2009, we also wrote excess policies for providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations (collectively, "MCOs") that  assumed risk and desired to reduce their claim volatility ("Provider Excess Loss") and for health maintenance organizations ("HMOs") that desired to reduce their claim volatility ("HMO Reinsurance"). Employer Medical Stop-Loss, Provider Excess Loss and HMO Reinsurance are collectively referred to as "Medical Stop-Loss."

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

IHC experienced some reduction in premiums in the Medical Stop-Loss line of business in 2009 due to the termination of certain employer medical stop-loss MGUs, even more stringent underwriting guidelines, and the continuing consolidation of MCOs and reduced demand for Provider Excess Loss coverage.  In 2010, we anticipate some further reductions in Employer Medical Stop-Loss and we do not expect to write any new Provider Excess Loss or HMO Reinsurance.

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

In addition to small group, the Company offers a unique group medical plan to employers (small and large) who are contractors working on government-funded projects under the Davis-Bacon and Service Contract Acts (the “Acts"), much of which is associated with current and future U.S. infrastructure improvements. This plan helps contactors meet the provisions of a "bona fide" fringe benefit for their hourly workers as required in the Acts.

The Company experienced a decrease in premiums in the small group line in 2009 primarily as a result of fewer groups purchasing major medical coverage and fewer participants in each group as a result of recessionary economic conditions, and stricter underwriting guidelines. We anticipate that premiums will continue to decline in 2010.

Short-Term Medical

IHC sells individual major medical products ("STM") in 45 states. STM is designed specifically for people with transient needs for health coverage. Typically, STM products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of STM products are self-employed professionals, recent college graduates, persons between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time.

IHC’s premium declined in this line of business in 2008 and 2009 as a result of planned pricing increases which significantly improved profit margins. We anticipate modest growth in this line of business as a result of contemplated pricing actions that will make this product more competitive while maintaining profitability targets.

Dental/Vision

IHC sells group and individual dental products in the majority of states. We administer the majority of IHC's dental business and are also the primary distribution source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups.  Employer plans are offered on both employer paid and employee voluntary bases.  As part of the distribution of our dental products, we typically also offer vision, group life and short-term disability benefits. Vision plans will offer a flat reimbursement amount for exams and materials.  Life plans are available on scheduled or percentage of salary basis and short-term disability is offered as a percentage of salary or flat amount.

Standard Security Life writes vision policies in the State of New York on behalf of national vision providers.  IHC does not control the distribution or underwriting of this product, and therefore it does not retain its normal share of the risk and does not earn administrative fee income, other than the carrier fee.

IHC experienced growth in this line of business in 2009, and we anticipate continued growth in future years.

Major Medical for Individuals and Families

The Company markets major medical plans for individuals and families that include CDHP products which are approved in the majority of states.  The Company believes that the demand for individual medical products is growing steadily, due in large part, to employers reducing the number of employees eligible for group coverage, and to an increase in the number of self-employed individuals. Many of these plans are Federally Qualified High Deductible Health Plans that allow the policy or certificate holder to establish an HSA.  For these products, each application is individually underwritten for consideration of coverages.

 The Company anticipates growth in this line of business in 2010 as a result of new distribution sources and more focus on individual products by the telesales unit of IHC Health Solutions.

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

In 2009, the Company recorded $6.0 million of gross premiums written and projects continued growth in 2010.

Student Medical

IHC sells student accident and student health insurance (collectively, “Student Medical”). The student accident product is primarily offered to sports, youth, recreational and educational markets.  A number of states recommend, and some require, that school districts offer, or provide, student accident insurance to their pupils.  The student health insurance product is primarily offered to students enrolled in college and higher education institutions, and often is mandatory for students who do not otherwise have health coverage.  This product is comprehensive, major medical coverage, which often has a managed care component through the institutions’ health facilities.

IHC experienced a decrease in this line of business to in 2009, due to the cancellation of two production sources. We expect this line of business to remain relatively flat in 2010.

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

The Company experienced an increase in sales to school districts and municipalities in 2009 primarily as a result of the transfer of a block of business from another carrier and new business from the primary producer. We expect a slight increase in premiums in 2010.

New York Short-Term Disability (DBL)

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  Standard Security Life's DBL premiums declined in 2009 due to rate reductions on its large cases due to favorable loss experience as well as a decrease in case size due to the reduction in employees as a result of the current economic environment. The Company anticipates premiums will be relatively flat in 2010.

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

LIFE INSURANCE IN-FORCE

The following table summarizes the aggregate life insurance in-force of the Insurance Group excluding the credit life and disability segment which is discontinued operations (in thousands):

	2009	2008	2007

LIFE INSURANCE IN-FORCE:
Group	$9,800,776	$5,749,229	$6,226,441
Individual term	531,854	495,075	582,009
Individual permanent	1,462,126	1,534,056	1,404,363

TOTAL LIFE INSURANCE IN-
FORCE (1), (2)	$11,794,756	$7,778,360	$8,212,813

NEW LIFE INSURANCE:
Group	$3,820,519	$218,479	$418,889
Individual term	26	482	7,000
Individual permanent	77,734	64,799	140,829

TOTAL NEW LIFE INSURANCE	$3,898,279	$283,760	$566,718

NOTES:

(1)	Includes participating insurance	$170,840	$228,140	$164,863

(2)	Before ceded reinsurance of:
	Group	$5,624,680	$2,228,998	$2,525,418
	Individual	548,879	97,942	232,666

	Total ceded reinsurance	$6,173,559	$2,326,940	$2,758,084

In 2009, there was a large increase in group term life insurance in-force as a result of new distribution sources.

ACQUISITIONS OF POLICY BLOCKS

In addition to its core life and health lines of business distributed as described above, IHC formed an acquisition group over 10 years ago to acquire blocks of existing life insurance, annuity and disability policies from other insurance companies, guaranty associations and liquidators. Most of the acquired blocks have been primarily life, annuities or disability policies. Not only have these transactions yielded a healthy rate of return on the investment, but the overall long-term nature of the policies acquired serves as a counterbalance to the bulk of the policies currently being written which are short-term in nature.

Madison National Life did not record any significant policy block acquisitions in 2009 or in 2007.

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

REINSURANCE AND POLICY RETENTION LIMITS

The Company's average retention of Medical Stop-Loss exposure was 56.7% in 2009, 55.9% in 2008, and 52.8% in 2007. In 2009, 2008 and 2007, Standard Security Life and Madison National Life also ceded, on average, 23.0%, 22.9%, and 22.7%, respectively, of their Medical Stop-Loss business to their affiliate, Independence American. Standard Security Life retained 80% of DBL premium with the balance ceded, commencing July 1, 2004, to Independence American. Retentions on other lines of business remained relatively constant in 2009.  The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business.  By using reinsurance, the Insurance Group is able to write policies in amounts larger than it could otherwise accept.  The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy. Maximum net retention limits for Standard Security Life at December 31, 2009 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) up to $1,000,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; (v) $25,000 on its special disability business; and (vi) up to $1,000,000 for fully insured medical in a calendar year.  Standard Security Life also maintains catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business.

At December 31, 2009, maximum net monthly retention limits on any one life for Madison National Life were: (i) $6,000 per month on group long-term disability insurance; (ii) $1,600 per week on group short-term disability insurance; (iii) $125,000 per individual on group term life, accidental death benefits, including supplemental life and accidental death and dismemberment; (iv) $125,000 on substandard ordinary life, group family life and individual ordinary life; (v) up to $1,000,000 on any one medical stop-loss claim; (vi) individual monthly benefits from $1,000 to $2,500 depending on recipient age and length of benefit period for individual accident and health insurance; and (vii) up to $2,500,000 for fully insured medical in a calendar year.

In addition, Madison National Life entered into a reinsurance treaty with an unaffiliated reinsurer to cede $48.8 million of life reserves, effective April 1, 2009.

The following reinsurers represent 83.2% of the total ceded premium for the year ended December 31, 2009:

Independence American Insurance Co.	24.3%
Munich Re America	17.0%
Everest Reinsurance Co.	11.9%
Fidelity Security Life Insurance Company	9.9%
ReliaStar Life Insurance Company	8.2%
Union Security Insurance Co of Mississippi	7.1%
Gerber Life Insurance Company	4.8%

83.2%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2009 and 2008, the Insurance Group's ceded reinsurance in-force (excluding the credit life and disability segment which is discontinued operations) was $6.2 billion and $2.3 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 21 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

More than 99% of the Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. The remaining $5.5 million is invested with independent investment managers. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2009, approximately 96.3% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as of December 31, 2009:

	CARRYING	% OF TOTAL
INVESTMENTS BY TYPE	VALUE	INVESTMENTS

Fixed maturities:
United States Government and
government agencies and authorities	$46,701	5.6%
Government-sponsored enterprise	15,147	1.8%
States, municipalities and political
subdivisions	353,093	42.5%
All other debt securities	274,922	33.1%

Total fixed maturities	689,863	83.0%

Equity securities:
Common stocks	3,872.5%
Non-redeemable preferred stocks	56,943	6.9%

Total equity securities	60,815	7.4%

Short-term investments	52	-
Securities purchased under agreements
to resell	42,708	5.1%
Investment partnership interests	6,674.8%
Operating partnership interests	5,990.7%
Policy loans	23,833	2.9%
Investment in trust subsidiaries	1,146.1%

Total investments	$831,081	100.0%

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income, and unrealized gains and losses recognized in stockholders' equity as accumulated other comprehensive income or loss (excluding the credit life and disability segment which is discontinued operations):

	2009	2008	2007
	(In thousands)

Consolidated Statements of Operations
Net investment income	$43,520	$44,044	$46,122
Net realized investment gains (losses)	8,789	(12,401)	1,643
Other-than-temporary impairments	(29,991)	(38,247)	(385)

Consolidated Balance Sheets
Net unrealized gains (losses)	87,488	(70,747)	(10,914)

Total pre-tax investment performance	$109,806	$(77,351)	$36,466

The above net unrealized gains (losses), which have been recognized in the Consolidated Balance Sheets, represent the net change in unrealized gains and losses on available-for-sale securities that occurred during the year, including the increase or decrease in fair value of securities that were previously impaired, prior to adjustments for deferred acquisition costs and deferred income taxes. The Company does not have any non-performing fixed maturity investments at December 31, 2009.

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

Certain transactions within the IHC holding company system are also subject to regulation and supervision by such regulatory agencies.  All such transactions must be fair and equitable.  Notice to or prior approval by the applicable insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under New York and Wisconsin insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person.  Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person; in Wisconsin, the presumption is defined as to more than ten percent of the voting securities of another person. In both states, the acquisition of control of a domestic insurer needs to be approved in advance by the Commissioner of Insurance. See Note 23 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

For the years ended December 31, 2009, 2008 and 2007 the Company recorded income (loss) from discontinued operations of $.3 million, $.6 million and $(.2) million, respectively, net of taxes, representing expenses and changes in claims and reserves related to the insurance liabilities for claims incurred prior to the aforementioned sale.

EMPLOYEES

At December 31, 2009, the Company and its direct and indirect majority or wholly owned subsidiaries, collectively, had 600 employees.

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

Federal health care reform legislation may adversely affect our business, cash flows, financial condition and results of operations.

 The Patient Protection and Affordable Care Act (the “Reform Act”) was recently signed into law by President Obama.  The Reform Act and its anticipated amendments contain many provisions that, depending on their implementation by various administrative agencies and regulatory bodies (including the U.S. Department of Health & Human Services, the Internal Revenue Service, the National Association

of Insurance Commissioners, and state insurance departments, among others), could have a material, adverse effect on our business, cash flows, financial conditions and/or results of operations.  These provisions include the following:

•

A special assessment on health insurance providers.

•

An excise tax on high cost employer-provided health coverage..

•

Health care exchanges to facilitate uninsured individuals’ access to health care coverage from private companies.

•

Elimination of certain caps on health care coverage.

•

The requirement that all citizens must carry health insurance or be subject to a penalty.

•

New regulations for health plan operations that greatly limit the ability of health plans to accurately price risk, require health plans to pay a certain percentage of every premium dollar as a medical claim and reduce the variety of product offerings.

•

Guaranteed coverage for individuals with pre-existing medical conditions.

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

In particular, at December 31, 2009, fixed maturities represented $689.9 million or 83.0% of our total investments of $831.1 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2009, approximately 96.3% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $48.9 million of our $1.3 billion in total assets as of December 31, 2009. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Changes in state regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

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

We compete with a large number of other companies in our selected lines of business.  We face competition from specialty insurance companies and HMOs, and from diversified financial services companies and insurance companies that are much larger than we are and that have far greater financial, marketing and other resources. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. We cannot assure you that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

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

Deferred acquisition costs, or DAC, represent certain costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts and are deferred and amortized over the estimated life of the related insurance policies and contracts. These costs include commissions in excess of ultimate renewal commissions and certain other sales incentives, solicitation and printing costs, sales material and other costs, such as underwriting and contract and policy issuance expenses. Under U.S. generally accepted accounting principles ("GAAP"), DAC is amortized through operations over the lives of the underlying contracts in relation to the anticipated recognition of premiums or gross profits.

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

Failure to protect our policyholders' confidential information and privacy could adversely affect our business.

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

Madison National Life

Madison National Life leases 28,060 square feet of space in Madison, Wisconsin as its corporate headquarters.

Majestic Underwriters

Majestic leases 4,495 square feet of office space in Troy, Michigan as its corporate headquarters.

IHC Health Solutions, Inc.

IHC Health Solutions, Inc. leases 9,167 square feet of office space in Indianapolis, Indiana, 7,424 square feet of office space in Bloomington, Minnesota and 7,947 square feet of office space in Tampa, Florida.

IHC Administrative Services, Inc.

IHC Administrative Services, Inc. leases 49,117 square feet of office space in Phoenix, Arizona as its corporate headquarters and 9,350 square feet in Rockford, Illinois.

Actuarial Management Corporation

AMC leases 6,408 square feet of office space in Lafayette, California as its corporate headquarters.

Alliance Underwriters, LLC

Alliance Underwriters, LLC, which shares office space with Hospital Bill Analysis, LLC and MedWatch, LLC, leases 8,496 square feet of office space in Lake Mary, Florida as its corporate headquarters.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock trades under the symbol IHC on the New York Stock Exchange.  The following table shows the high and low sales prices for IHC's common stock.

	HIGH	LOW
QUARTER ENDED:
December 31, 2009	$6.69	$4.75
September 30, 2009	6.91	5.56
June 30, 2009	7.97	4.63
March 31, 2009	5.93	2.54

QUARTER ENDED:
December 31, 2008	$11.54	$2.25
September 30, 2008	13.53	9.55
June 30, 2008	15.00	9.77
March 31, 2008	13.89	10.49

IHC's stock price closed at $5.80 on December 31, 2009.

Holders of Record

At March 23, 2010, the number of record holders of IHC's common stock was 1,740.

Dividends

IHC declared a cash dividend of $.025 per share on its common stock on each of June 26, 2009 and December 23, 2009 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 23, 2008 and December 23, 2008 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 25, 2007 and December 21, 2007 for a total annual dividend of $.05 per share.

Private Placements

In 2008 IHC issued 127,520 shares of common stock as private placements of unregistered securities under Section 4(2) of the Securities Act of 1933, as amended. Accordingly, the shares are "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Information pertaining to the Company's common stock is provided in Note 16 of Notes to Consolidated Financial Statements included in Item 8.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of December 31, 2009, 108,642 shares were still authorized to be repurchased under the plan. There were no share repurchases during the quarter ended December 31, 2009.

In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC's common stock, inclusive of prior authorizations, under the 1991 plan.

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P SmallCap Life & Health Insurance.  The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2004. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years excluding the credit life and disability segment, which is included in discontinued operations.

		Year Ended December 31,

	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Income Data:
Total revenues	$357,181	$353,687	$402,322	$342,262	$274,775
Income (loss) from continuing
operations	(7,433)	(24,578)	1,565	14,896	17,884
Balance Sheet Data:
Total investments	831,081	761,093	776,059	859,176	855,804
Total assets	1,304,476	1,273,894	1,306,955	1,267,643	1,165,187
Insurance liabilities	927,212	951,590	895,169	858,880	844,980
Debt and junior subordinated
debt securities	47,146	48,146	50,646	53,146	50,646
IHC stockholders' equity	202,967	162,702	222,851	231,150	198,751
Per Share Data:
Cash dividends declared per
common share	.05	.05	.05	.05	.05
Basic income (loss) per common share
from continuing operations	(.48)	(1.59)	.10	.97	1.24
Diluted income (loss) per common
share from continuing operations	(.48)	(1.59)	.10	.95	1.22
Book value per common share	13.16	10.56	14.63	15.23	14.06

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") (these companies are sometimes collectively referred to as the "Insurance Group"); and (ii) its marketing, administrative and actuarial companies, including Insurers Administrative Corporation (“IAC”), Majestic Underwriters LLC (“Majestic”), in which it owns a majority interest, Health Plan Administrators (“HPA”), GroupLink Inc. (“GroupLink”), in which it owns a majority interest, IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation ("AMC"). IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At December 31, 2009, the Company owned a 49.7% equity interest in American Independence Corp. (NASDAQ:AMIC) which owns Independence American Insurance Company (“Independence American”), three managing general underwriters ("MGU’s"), and controlling interests in two agencies. In March 2010, IHC acquired a controlling interest in AMIC by purchasing additional shares of AMIC common stock in the open market and thereby increasing the total number of shares owned by the Company to more than 50% of AMIC's outstanding common stock.

IHC’s health insurance products serve niche sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical Stop-Loss is marketed to large employer groups that self-insure their medical risks; in 2009 the Company’s average case size was 500 covered lives.  The small-group major medical product is purchased by employers with between two and 50 covered lives.  With regard to those persons in the growing individual market, IHC’s products offer major medical coverage for individuals and families and persons with short-term medical needs  Standard Security Life’s limited medical product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan.  The dental and vision products are marketed to large and small groups as well as individuals. The Company sells student major medical insurance to colleges and accident medical, disability and AD&D to K-12 programs. The student medical business and the student accident business is written through one MGU. IHC does not currently sell health products for the senior market. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities.

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

The following is a summary of key performance information and events:

The results of operations for the years ended December 31, 2009, 2008 and 2007, are summarized as follows (in thousands):

	2009	2008	2007

Revenues	$357,181	$353,687	$402,322
Expenses	375,283	394,664	400,329

Income (loss) from continuing operations before income taxes	(18,102)	(40,977)	1,993
Income taxes (benefits)	(10,669)	(16,399)	428

Income (loss) from continuing operations	(7,433)	(24,578)	1,565

Discontinued operations:
Income (loss) from discontinued operations	301	644	(224)
Loss on disposition of discontinued operations	-	-	(3,608)

Net loss	(7,132)	(23,934)	(2,267)
(Income) loss from noncontrolling interests in subsidiaries	10	94	(61)

Net loss attributable to IHC	$(7,122)	$(23,840)	$(2,328)

•

Loss from continuing operations of $7.4 million, or $.48 per share, diluted, for the year ended December 31, 2009 compared to a loss of $24.6 million, or $1.59 per share, diluted, for the year ended December 31, 2008. Included in 2009 is a $29.2 million pre-tax loss resulting from an other-than-temporary impairment related to the Company’s investment in AMIC due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC has been below IHC’s carrying value. Included in 2008 results are $38.2 million of pre-tax losses from other-than-temporary impairments due to the write down in value of investments in preferred stocks of certain financial institutions, fixed maturities (primarily Alt-A mortgage securities) and common stocks;

•

Consolidated investment yield (on an annualized basis) of 5.1% in 2009 as compared to 4.9% in 2008;

•

Revenues of $357.2 million for the year ended December 31, 2009 compared to $353.7 million for the year ended December 31 , 2008;

•

Book value of $13.16 per common share; a 24.6% increase from December 31, 2008, primarily reflecting net unrealized gains on securities offset by a net loss;

The following is a summary of key performance information by segment:

•

Income before taxes from the Medical Stop-Loss segment decreased $.7 million for the year ended December 31, 2009 compared to the same period in 2008, as planned price increases, disciplined underwriting, and the cancellation of underperforming managing general underwriters in a competitive market led to lower sales and renewals in 2009;

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Medical Stop-Loss segment is as follows (in thousands):

	2009	2008	2007

Premiums Earned	$127,724	$159,392	$162,438
Insurance Benefits, Claims & Reserves	92,899	117,076	128,409
Expenses	34,069	40,918	41,987

Loss Ratio(A)	72.7%	73.4%	79.1%
Expense Ratio (B)	26.7%	25.7%	25.8%
Combined Ratio (C)	99.4%	99.1%	104.9%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported a loss before taxes of $7.8 million for the year ended December 31, 2009 as compared to income before taxes of $.5 million for the year ended December 31, 2008.

o

Fee and other income from this segment decreased by $6.8 million for the year ended December 31, 2009 compared to 2008, primarily due to a decrease in both gross premiums written by The IHC Group and business administered by the Company on behalf of other carriers.

o

In the fourth quarter of 2009, this segment wrote-off $5.1 million of previously capitalized software. The Company had been working with a software developer on this project for a number of years in order to improve the Company’s administrative efficiency as it sought in prior years to quickly expand its premiums under management.  The software was delivered to the Company in the fourth quarter of 2009.  During testing of the software, it was determined that the system was not capable of administering the Company’s lines of business as is and it would take a substantial additional investment to implement.  As a result of our decision to reduce the speed of our expansion in this segment, the Company determined not to continue to expend capital on this software.  The termination of this project does not impact the Company’s ability to service its business.

o

The charge above was more than offset by decreases in other general expenses of $6.6 million due to a reduction in work-force and related expenses in response to its lower volume of business.

o

Underwriting experience as indicated by its GAAP Combined Ratios, for the Fully Insured segment is as follows (in thousands):

	2009	2008	2007

Premiums Earned	$84,698	$81,020	$72,048
Insurance Benefits, Claims & Reserves	58,500	51,559	50,901
Expenses	25,634	24,351	17,828

Loss Ratio	69.1%	63.6%	70.6%
Expense Ratio	30.2%	30.1%	24.8%
Combined Ratio	99.3%	93.7%	95.4%

•

Income before taxes from the group disability, life, annuities and DBL segment decreased $.3 million for the year ended December 31, 2009 compared to 2008, primarily from decreased profitability in DBL and group term life lines of business partially offset by an increase in the LTD business. The DBL business has experienced decreases in group sizes coupled with rate reductions as a result of the overall economic downturn while the group term life business has experienced higher loss ratios;

•

Income before taxes from the individual life, annuities and other segment decreased $.5 million for the year ended December 31, 2009 compared to the prior year primarily as a result of a commutation of a block of policies in accordance with a reinsurance agreement in 2009 and the amortization of gain on a block of ordinary life and annuity policies ceded in 2009;

•

Loss before taxes from the corporate segment decreased $2.2 million for the year ended December 31, 2009 compared to the prior year primarily as a result of income from partnership investments recorded in 2009 versus losses from partnerships investments recorded in 2008;

•

Net realized investment gains were $8.8 million for the year ended December 31, 2009 compared to net realized investment losses of $12.4 million in 2008. Other-than-temporary impairment losses for the years ended December 31, 2009 and 2008 were $30.0 million and $38.2 million, respectively. In 2009 the Company recorded a $29.2 million pre-tax loss resulting from an other-than-temporary related to the Company’s investment in AMIC due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC has been below IHC’s carrying value. Other-than-temporary impairment losses in 2008 were primarily due to the write-down in value of investments in preferred stocks of certain financial institutions and fixed maturities (primarily Alt-A mortgage securities) primarily due to the severity of the decrease in fair value and length of time that these securities were in a loss position;  and

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2009	2008	2007

Medical Stop-Loss	$202,056	$253,886	$275,756
Fully Insured Health	190,895	199,378	210,078
Group disability; life, annuities and DBL	103,499	78,517	79,438
Individual life, annuities and other	31,096	32,338	30,118

	$527,546	$564,119	$595,390

Net Premiums Earned:	2009	2008	2007

Medical Stop-Loss	$127,724	$159,392	$162,438
Fully Insured Health	84,698	81,020	72,048
Group disability; life, annuities and DBL	54,896	46,957	45,220
Individual life, annuities and other	27,481	29,919	27,179

	$294,799	$317,288	$306,885

Information pertaining to the Company's business segments is provided in Note 22 of Notes to Consolidated Financial Statements included in Item 8.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. GAAP. The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this report. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2009. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

Health

The Company believes that its recorded insurance reserves are reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2009, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $2.6 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Operations.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Operations could also be affected, such as amortization of deferred acquisition costs and commission expense.

The Company’s health reserves by segment are as follows (in thousands):

	December 31, 2009
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$71,387	$117	$71,504
Fully Insured Health	34,817	-	34,817
Group Disability	67,887	16,705	84,592
Individual Accident and Health
and Other	10,055	1,833	11,888
	$184,146	$18,655	$202,801

	December 31, 2008
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$89,558	$126	$89,684
Fully Insured Health	38,168	-	38,168
Group Disability	61,502	10,141	71,643
Individual Accident and Health
and Other	9,932	1,891	11,823
	$199,160	$12,158	$211,318

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2006, 2007 and 2008 underwriting years which deviated by 12.7, 5.1 and 1.6 Net Loss Ratio points, respectively. After the recorded reserve increase, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for 2009 at December 31, 2009. The impact of these reasonably likely changes at December 31, 2009, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $2.1 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2009 Consolidated Statement of Operations.

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

Deferred Acquisition Costs

Costs that vary with and are primarily related to acquiring insurance policies and investment type contracts are deferred and recorded as deferred policy acquisition costs ("DAC").  These costs are principally broker fees, agent commissions, and the purchase prices of the acquired blocks of insurance policies and investment type contracts. DAC is amortized to expense and reported separately in the Consolidated Statements of Operations. All DAC within a particular product type is amortized on the same basis using the following methods:

For traditional life insurance and other premium paying policies amortization of DAC is charged to expense over the related premium revenue recognition period.  Assumptions used in the amortization of DAC are determined based upon the conditions as of the date of policy issue or assumption and are not generally revised during the life of the policy.

For long duration type contracts, such as annuities and universal life business, amortization of DAC is charged to expense over the life of the underlying contracts based on the present value of the estimated gross profits ("EGPs") expected to be realized. EGPs consist of margins based on expected mortality rates, persistency rates, interest rate spreads, and other revenues and expenses.  The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. If the Company determines that the current assumptions underlying the EGPs are no longer the best estimate for the future due to changes in actual versus expected mortality rates, persistency rates, interest rate spreads, or other revenues and expenses, the future EGPs are updated using the new assumptions and prospective unlocking occurs. These updated EGPs are utilized for future amortization calculations. The total amortization recorded to date is adjusted through a current charge or credit to the Consolidated Statement of Operations.

Internal replacements of insurance and investment contracts determined to result in a replacement contract that is substantially changed from the original contract, will be accounted for as an extinguishment of the original contract, resulting in a release of the unamortized deferred acquisition costs, unearned revenue, and deferred sales inducements associated with the replaced contract.

Investments

The Company has classified all of its investments as either available-for-sale or trading securities. These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities. Fixed maturities and equity securities available-for-sale totaled $750.7 million and $662.5 million at December 31, 2009 and 2008, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

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

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method. The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. For fixed maturities, if a decline in fair value is judged by management to be other-than-temporary, and the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary, or management does not have the intent and ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations. For the purpose of other-than-temporary impairment evaluations, preferred stocks are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Goodwill and Other Intangible Assets

Goodwill related to the Company's equity method investment in AMIC is considered in the evaluation of whether there has been an other-than-temporary decline in value of the overall investment in

AMIC. At December 31, 2009, the Company wrote-off $4.2 million of goodwill in connection with an other-than-temporary impairment loss related to it’s investment in AMIC. See Note 2 for further information. No impairment charge for AMIC goodwill was required in 2008 or 2007.

 All other goodwill carrying amounts are evaluated for impairment, at least annually, at the reporting unit level which is equivalent to an operating segment. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense. No impairment charge for goodwill was required in 2009, 2008 or 2007.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment write-down of other intangible assets would be charged to expense. For the year ended December 31, 2009, selling, general and administrative expenses include the write-off of $5,077,000 of previously capitalized software. See Note 11 for further information regarding the impairment loss in 2009. No impairment charges for intangible assets were required in 2008 or 2007.

At December 31, 2009, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2009.  The Company does not believe that an impairment of goodwill exists at this time.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Loss from continuing operations was $7.4 million for the year ended December 31, 2009, an increase of $17.2 million compared to a loss from continuing operations of $24.6 million for the year ended December 31, 2008. The Company's loss from continuing operations before taxes decreased $22.9 million to $18.1 million for the year ended December 31, 2009 from a loss of $41.0 million for the year ended December 31, 2008. Information by business segment for the year ended December 31, 2009 and 2008 is as follows:

Information by business segment for the years ended December 31, 2009 and 2008 is as follows:

			Equity		Benefits,	Amortization	Selling,
December 31,		Net	Income	Fee and	Claims	of Deferred	General
2009	Premiums	Investment	From	Other	and	Acquisition	and
(In thousands)	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$127,724	3,690	786	921	92,899	-	36,513	$3,709
Fully Insured	84,698	789	387	32,444	58,500	28	67,598	(7,808)
Group disability,
life, annuities
and DBL	54,896	9,657	116	323	39,270	364	18,251	7,107
Individual life,
annuities
and other	27,481	28,070	-	5,087	34,565	5,127	14,644	6,302
Corporate	-	1,314	-	-	-	-	4,707	(3,393)
Sub total	$294,799	$43,520	$1,289	$38,775	$225,234	$5,519	$141,713	5,917

Net realized investment gains								8,789
Other-than-temporary impairment losses								(29,991)
Interest expense								(2,817)
Loss from continuing operations before income tax benefits								(18,102)
Income tax benefits								(10,669)
Loss from continuing operations								$(7,433)

			Equity		Benefits,	Amortization	Selling,
December 31,		Net	Income	Fee and	Claims	of Deferred	General
2008	Premiums	Investment	From	Other	and	Acquisition	and
(In thousands)	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$159,392	4,273	338	1,282	117,076	-	43,823	$4,386
Fully Insured	81,020	895	96	39,184	51,559	80	69,057	499
Group disability,
life, annuities
and DBL	46,957	10,323	46	338	33,718	149	16,441	7,356
Individual life,
annuities
and other	29,919	31,306	-	1,716	38,184	6,116	11,824	6,817
Corporate	-	(2,753)	-	3	-	-	2,861	(5,611)
Sub total	$317,288	$44,044	$480	$42,523	$240,537	$6,345	$144,006	13,447

Net realized investment losses								(12,401)
Other-than-temporary impairment losses								(38,247)
Interest expense								(3,776)
Loss from continuing operations before income tax benefits								(40,977)
Income tax benefits								(16,399)
Loss from continuing operations								$(24,578)

Premiums Earned

Total premiums earned decreased $22.5 million to $294.8 million in 2009 from $317.3 million in the comparable period of 2008. The decrease is largely due to: (i) the Medical Stop-Loss segment which decreased $31.7 million, primarily due to reduced production from stricter underwriting guidelines and the termination of certain managing general underwriters; and (ii) the individual life, annuities and other segment which decreased $2.4 million, primarily due to the ceding and commutation of certain ordinary life and annuity business during 2009, slightly offset by an increase in premiums due to the 2008 acquisition; offset by (iii) the Fully Insured Health segment which had a $3.7 million increase in premiums to $84.7 million in 2009 compared to $81.0 million in 2008, comprised primarily of a $4.2 million increase in dental premiums as a result of increased production, a $1.8 million increase in small group premiums earned as a result of new production sources and increased retention, offset by a $3.5 million decrease in student accident premiums as a result of the cancellation of a producer of this product and a $1.2 million net increase in all other lines of this segment due to increase retention; and (iv) a $7.9 million increase in the group disability, life, annuities and DBL segment primarily from the LTD line due to an increase in retention and new business written.

Net Investment Income

Total net investment income decreased $.5 million primarily due to a decrease in assets due to the ceded block of life and annuity business. The overall annualized investment yields were 5.1% and 4.9% (approximately 5.3% and 5.0%, on a tax advantaged basis) for the years ended December 31, 2009 and 2008, respectively. The annualized investment yields on bonds, equities and short-term investments were 4.9% and 5.2% for the years ended December 31, 2009 and 2008, respectively. A decrease in interest and dividend income, as a result of a reallocation of the investment portfolio towards more liquid assets during 2009, was more than offset by a decrease in losses from partnership investments. In addition, the Company experienced unprecedented pre-payments in GNMAs during the second quarter of 2009 resulting in significantly reduced yields on such investments.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains increased $21.2 million to $8.8 million in 2009 compared to losses of $12.4 million in 2008. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. In 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed the trading accounts of the Company. The Company reduced the value of the assets held in such accounts to their estimated recoverable amounts. As a result, the Company recorded a $6.8 million pre-tax loss, net of expected recoveries, in the fourth quarter of 2008 related to such accounts. See Note 8 in the Notes to Consolidated Financial Statements included in item 8 of this report for more information about net realized investment gains and losses.

 For the year ended December 31, 2009, the Company recorded pretax losses of $30.0 million from other-than-temporary impairments. Of this amount, $29.2 million relates to an other-than-temporary impairment of the Company’s investment in AMIC due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC has been below IHC’s carrying value and $.8 million is primarily the result of the Company's intent to sell certain securities prior to the recovery of their amortized cost basis. For the year ended December 31, 2008, the Company recorded pretax losses of $38.2 million from other-than-temporary impairments due to the write-down in value of investments in preferred stocks of certain financial institutions and fixed maturities (primarily Alt-A mortgage securities) primarily due to the severity of the decrease in fair value and length of time that these securities were in a loss position.

Fee Income and Other Income

Fee income decreased $8.0 million to $31.7 million in the year ended December 31, 2009 from $39.7 million in the year ended December 31, 2008 primarily as a result of a decrease in gross premiums from the small group line of business in the Fully Insured Health segment due in part to stricter underwriting guidelines and downward pressure on enrollment due to the recession and due to a decrease in other business administered by IAC.

Total other income increased $4.2 million in the year ended December 31, 2009 to $7.1 million from $2.9 million in the year ended December 31, 2008, primarily due to (i) income resulting from the commutation, in 2009, of a block of business, (ii) administrative fees associated with a coinsurance agreement, and (iii) deferred gain amortization associated with a block of ordinary life and annuities business ceded in second quarter of 2009.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves decreased $15.3 million. The decrease is primarily due to: (i) a decrease of $24.2 million in the Medical Stop-Loss segment, primarily resulting from a decrease in premiums earned; (ii) a $3.6 million decrease in the individual life, annuities and other segment primarily resulting from the commutation of reserves in the third quarter of 2009 and the ceding of a block of ordinary life and annuity policies in 2009; offset by (iii) an increase of $6.9 million in the Fully Insured Health segment, primarily as a result of the increase in claims and reserves in dental and small group lines of business; (iv) an increase of $5.6 million in the group disability, life, annuities and DBL segment primarily as a result of increased LTD retention, new LTD business written and higher loss ratios on the GTL business.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.8 million primarily due to lower investment income assumptions used in making this calculation in 2009 as a result of a decrease in yields on insurance investments.

Interest Expense on Debt

Interest expense decreased $1.0 million primarily as a result of principal repayments and lower interest rates.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $2.3 million in 2009 as compared to 2008. The decrease is primarily due to: (i) a $7.3 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $1.5 million decrease in the Fully Insured Health segment primarily consisting of a $6.6 million decrease in general expenses resulting from a lower volume of business and a reduction in work force partially offset by a $5.1 million write-off of capitalized software in the fourth quarter of 2009 (see below); offset by (iii) a $2.8 million increase in compensation, commission and administrative expenses associated with the individual life, annuities and other segment, primarily as a result of the acquisition of a block of life and annuity business in the third quarter of 2008; (iv) a $1.9 million increase in the group disability, life, annuities and DBL segment primarily due to an increase in premiums earned; and (v) a $1.8 million increase in corporate overhead expenses primarily due to interest income on accrued income tax refunds included in 2008 selling, general and administrative expenses and an increase in legal expenses.

In the fourth quarter of 2009, the Fully-Insured segment wrote-off $5.1 million of previously capitalized software. The Company had been working with a software developer on this project for a number of years in order to improve the Company’s administrative efficiency as it sought in prior years to quickly expand its premiums under management.  The software was delivered to the Company in the fourth quarter of 2009.  During testing of the software, it was determined that the system was not capable of administering the Company’s lines of business as is and it would take a substantial additional investment to implement.  As the Company is not willing to incur the additional investment to make the software functional, the carrying value was fully written off.

Income Taxes

Income tax expense increased $5.7 million to a tax benefit of $10.7 million for the year ended December 31, 2009 from a tax benefit of $16.4 million for the year ended 2008. The effective tax rate was (59.0)% for the year ended 2009 compared to (40.1%) for the year ended 2008. In 2009, the effective tax rate is the result of (i) tax expense on pre-tax income generated by the life companies; (ii) tax benefits derived from tax exempt interest and dividend received deductions as a result of the Company's investments in both state and political subdivisions and preferred securities; and (iii) tax benefits on pre-tax losses from the non-life businesses which have higher effective rates due to state tax benefits. In 2008, the effective tax rate is the result of tax benefits generated by a pre-tax net loss combined with tax benefits derived from tax exempt interest and dividend received deductions as a result of the Company's investments in both state and political subdivisions and preferred securities.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Loss from continuing operations was $24.6 million, or $1.59 per share, diluted, for the year ended December 31, 2008, a decrease of $26.2 million compared to income from continuing operations of $1.6 million, or $.10 per share, diluted, for the year ended December 31, 2007. The Company's income from continuing operations before taxes decreased $43.0 million to a loss of $41.0 million for the year ended December 31, 2008 from income of $2.0 million for 2007.

Information by business segment for the years ended December 31, 2008 and 2007 is as follows:

Equity	Benefits,	Amortization	Selling,
Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$159,392	4,273	338	1,282	117,076	-	43,823	$4,386
Fully Insured	81,020	895	96	39,184	51,559	80	69,057	499
Group disability,
life, annuities
and DBL	46,957	10,323	46	338	33,718	149	16,441	7,356
Individual life,
annuities and other	29,919	31,306	-	1,716	38,184	6,116	11,824	6,817
Corporate	-	(2,753)	-	3	-	-	2,861	(5,611)
Sub total	$317,288	$44,044	$480	$42,523	$240,537	$6,345	$144,006	13,447

Net realized investment losses	(12,401)
Other-than-temporary impairment losses	(38,247)
Interest expense	(3,776)
Loss from continuing operations before income tax benefits	(40,997)
Income tax benefits	(16,399)
Loss from continuing operations	$(24,578)

Equity	Benefits,	Amortization	Selling,
Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2007	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$162,438	4,579	268	1,772	128,409	-	43,863	$(3,215)
Fully Insured	72,048	651	218	42,573	50,901	234	65,123	(768)
Group disability,
life, annuities
and DBL	45,220	10,671	60	459	34,774	141	14,564	6,931
Individual life,
annuities and other	27,179	30,226	-	2,707	36,621	5,736	9,811	7,944
Corporate	-	(5)	-	-	-	-	5,958	(5,963)
Sub total	$306,885	$46,122	$546	$47,511	$250,705	$6,111	$139,319	4,929

Net realized investment gains	1,643
Other-than-temporary impairment losses	(385)
Interest expense	(4,194)
Income from continuing operations before income taxes	1,993
Income taxes	428
Income from continuing operations	$1,565

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

Net Realized Investment Gains (Losses) and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains (losses) decreased $14.0 million to a net loss of $12.4 million in 2008 from a net gain of $1.6 million in 2007. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, as well as trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. In addition, the Company became aware, in 2008, of certain activities engaged in by the non-affiliate broker-dealer that managed the trading accounts of the Company. The Company reduced the value of the assets held in such accounts to their estimated recoverable amounts. As a result, the Company recorded a $6.8 million pre-tax loss, net of expected recoveries, in the fourth quarter of 2008 related to such accounts. See Note [8] in the Notes to Consolidated Financial Statements included in item 8 of this report for more information about net realized investment gains and losses.

 For the years ended December 31, 2008 and 2007, the Company recorded pre-tax losses of $38.2 million and $.4 million, respectively, from other-than-temporary impairments primarily due to the write-down in value of investments in preferred stocks of certain financial institutions and fixed maturities (primarily Alt-A mortgage securities) primarily due to the severity of the decrease in fair value and length of time that these securities were in a loss position.

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

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves decreased $10.2 million. The decrease is mainly due to: (i) a decrease of $11.3 million in the Medical Stop-Loss segment, primarily resulting from a $11.9 million charge, before income taxes, in 2007 for reserve strengthening, as described in further detail below; (ii) a decrease of $1.1 million in the group disability, life, annuities and DBL segment primarily due to decreases in the DBL ($1.3 million) and group term life ($1.2 million) lines due to improved loss ratios and claims experience offset by an increase in the LTD line ($1.8 million) due to increased retention and higher loss ratios; offset by  (iii) a $.6 million increase in the Fully Insured Health segment, primarily due to the increases in dental ($4.3 million) and student accident ($3.4 million) lines which correspond to premium growth, offset by decreases in the small group ($3.4 million) and short-term medical ($4.4 million) lines due to lower volumes of business and improved loss ratios; and (iv) a $1.6 million increase in the individual life, annuities and other segment primarily as a result of the acquisition of a block of life and annuity business.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $4.7 million in 2008 as compared to 2007. The increase is primarily due to (i) a $4.0 million increase in commission and administrative expenses associated with the operation of the Fully Insured Health segment, primarily due to (a) increases in commission and administrative expenses for the dental ($2.2 million) and student accident ($2.0 million) lines due to increased volume; (b) increase of $3.2  million primarily in commission expenses in the small group line due to higher profit commissions on 2007 business; offset by (c) a decrease of $.9 million in short-term medical expenses due to lower production; and (d) a decrease of $3.0 million primarily from administrative expenses at the third party administrators due in part to cost reductions; (ii) a $2.0 million increase in commission and administration expenses in the individual life, annuities and other segment as a result of  increased volume from the recent acquisition of a block of life and annuity policies; (iii) a $1.8 million increase in the group disability, life, annuities and DBL segment primarily due to the increase in retention of the LTD business; and (iv) a $3.2 million decrease in corporate overhead expenses (primarily employee benefits, audit expenses, interest income on accrued income tax refunds and a higher allocation of expenses to the subsidiaries).

Income Taxes

Income tax expense decreased $16.8 million resulting in a tax benefit of $16.4 million for 2008 from an expense of $.4 million in 2007. The effective tax rates were (40.1%) and 22.2% for 2008 and 2007, respectively. The difference in the effective tax rates is primarily attributable to tax benefits generated by a pre-tax loss in 2008 coupled with other tax benefits derived from dividend received deductions ("DRDs") and tax exempt interest compared to tax expense generated by pre-tax income in 2007. During 2007, and continuing in 2008, the Company increased its positions in both state and political subdivision investments and preferred securities that generate tax exempt interest and DRDs, creating a greater benefit in 2008 than in 2007.

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

Cash Flows

As of December 31, 2009, the Company had $7.4 million of cash and cash equivalents compared with $7.8 million as of December 31, 2008.

Net cash used by operating activities of continuing operations for the year ended December 31, 2009 was $25.5 million largely as a result of a $38.4 million increase in net amounts due from reinsurers primarily due to the reinsurance treaty entered into by Madison National Life on April 1, 2009. Net cash used by operating activities of discontinued operations for the year ended December 31, 2009 was $2.6 million.

Net cash provided by investing activities of continuing operations for the year ended December 31, 2009 was $28.8 million primarily as a result of $32.1 million in net proceeds on sales of equity securities and securities under resale and repurchase agreements and a $5.2 million decrease in net amounts due from brokers, partially offset by $8.9 million in net purchases of fixed maturities.

The Company has $455.1 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the year ended December 31, 2009, cash received from the maturities and other repayments of fixed maturities was $170.6 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due from brokers, increased $64.8 million to $828.5 million during the year ended December 31, 2009 from $763.7 million at December 31, 2008 largely due to a decrease of $85.6 million in unrealized losses on available-for-sale securities offset by net sales of investment securities of $28.4 million.

The Company had net receivables from reinsurers of $139.1 million at December 31, 2009. All of such reinsurance receivables are either due from the Company's affiliate, Independence American, highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2009.

Due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC has been below IHC’s carrying value, the Company recorded an other-than-temporary impairment loss of $29.2, pre-tax, on its investment in AMIC, including goodwill, at December 31, 2009.

Other assets decreased $26.0 million primarily due to a $5.1 million write-off of intangible assets and a $14.0 million decrease in net tax assets. The decrease in net tax assets is primarily the result of $27.2 million of deferred taxes on net unrealized gains on investment securities allocated to stockholders’ equity arising during the year ended December 31, 2009 partially offset by $12.4 million of tax benefits recorded in connection with the other-than-temporary impairment loss on our investment in AMIC.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $25.5 million at December 31, 2009, approximately 96.3% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2009, approximately 3.7% (or $25.4 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The increase in non-investment grade securities is primarily due to the downgrades in credit ratings of certain Alt-A mortgage securities. The Company does not have any non-performing fixed maturity investments at December 31, 2009.

At December 31, 2009, the Company had $27,800,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 39.9% were in CMOs that originated in 2005 or earlier and 60.1% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The unrealized losses for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets since the time of their acquisition. Some of these financial institutions have exposure to sub-prime mortgages.

Approximately 10.1% of fixed maturities, primarily municipal obligations, in our investment portfolio is insured by financial guaranty insurance companies. The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings. If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured. The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2009:

		As Rated
Bond Ratings	As Rated	If Uninsured

AAA	59.6%	59.3%
AA	11.6%	11.9%
A	18.1%	15.8%
BBB	7.0%	9.3%

Total Investment Grade	96.3%	96.3%

BB or lower	3.7%	3.7%

Total Fixed Maturities	100.0%	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(F) (vi) of the Notes to Consolidated Financial Statements in Item 8 of this report. For the years ended December 31, 2009 and 2008 the Company recorded losses of $.8 million and $38.2 million, respectively, for other-than-temporary impairments on available-for-sale securities. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2009 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$1,168	$927	$-	$5,082	$7,177
Equity securities	-	-	-	-	-
Total	$1,168	$927	$-	$5,082	$7,177

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2009. In 2009, the Company experienced a decrease in net unrealized losses of $87.5 million which, net of deferred taxes of $27.2 million, net of deferred policy acquisition costs of $11.5 million, and net of the net cumulative effect adjustment of $1.6 million for the adoption of recent investment accounting pronouncements, increased stockholders' equity by $47.2 million (reflecting net unrealized losses of $7.1 million at December 31, 2009 compared to net unrealized losses of $54.3 million at December 31, 2008). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

Investment in AMIC

The market value of the AMIC shares owned by IHC was approximately $19.2 million at December 31, 2009 based on the closing market price of AMIC's common stock. Due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC has been below IHC’s carrying value, the Company recorded an other-than-temporary impairment loss of $29.2, pre-tax, on its investment in AMIC, including goodwill, at December 31, 2009.

Goodwill

Goodwill represents the excess of the amount we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition.  The Company tests goodwill for impairment at least annually and between annual tests if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is considered impaired when the carrying amount of goodwill exceeds its implied fair value.

All goodwill carrying amounts, except the amount related to the Company equity method investment in AMIC, are evaluated for impairment at the reporting unit level which is equivalent to an operating segment

Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2009, total goodwill was $48.9 million, of which $44.7 million was attributable to the Fully Insured Health segment and $4.2 million to the Medical Stop Loss segment.

Based upon the goodwill impairment testing performed at December 31, 2009, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by more than 20% in both the Fully Insured Health and the Medical Stop Loss segments.

In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit.

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  As a result of the global economic crisis that began in 2008, we experienced a significant decline in our stock price. Due to this significant decline, our market capitalization as of December 31, 2009 was significantly below the sum of our reporting units’ fair values. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Investment in AMIC

Goodwill related to the Company's equity method investment in AMIC is considered in the evaluation of whether there has been an other-than-temporary decline in value of the overall investment in AMIC.  At December 31, 2009, the Company wrote-off $4.2 million of goodwill in connection with an other-than-temporary impairment loss related to it’s investment in AMIC.

Health Reserves

The following table summarizes the prior year net unfavorable amount incurred in 2009 according to the year to which it relates, together with the opening reserve balance (net of reinsurance recoverable) to which it relates (in thousands):

	Reserves at	Prior Year Amount
	January 1, 2009	Incurred in 2009
Total Reserves
2008	$78,271	$(1,008)
2007	10,863	921
2006	3,887	(377)
2005 and Prior	14,221	714

Total	$107,242	$250

The following sections describe, for each segment, the unfavorable (favorable) development experienced in 2009, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced net unfavorable development of $2.6 million in the Medical Stop-Loss segment. The deficiency was the result of on-going analysis of recent loss development trends primarily attributable to the increased frequency of claims and the severity of primary claims.

Fully Insured Health

The Company experienced $.2 million of favorable development in the Fully Insured Health segment primarily related to the 2007 business.

Group Disability

The Group Disability segment had a favorable development of $1.9 million. This amount consists of a favorable development of $3.2 million on the 2008 reserves due to DBL ($1.0 million) and LTD ($2.3 million) and a net unfavorable development of $1.3 million for all other years due to LTD.

Due to the long-term nature of LTD, in establishing loss reserves the Company must make estimates for case reserves, incurred but not reported reserves (“IBNR”), and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the actuarial present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The IBNR reserve is established based upon historical trends of existing incurred claims that were reported after the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, with the potential for very large claims on individual policies, results can vary from year to year. If a small number of claimants with large claim reserves were to recover or several very large claims were incurred, the results could distort the Company’s reserve estimates from year to year.  However, there were no individual factors in 2009 that caused the favorable development in LTD. With respect to DBL, reserves for the most recent quarter of earned premium are established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Reserves associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The favorable development in the DBL line is due to lower than expected claims.

There were normal fluctuations to the Company's experience factor. The IBNR factors were updated to reflect the current experience. The reserving process used by management was consistent from 2008 to 2009.

Individual Accident and Health and Other

The Individual Accident and Health and Other segment had favorable development of $.3 million. The Company experienced $.2 million favorable variance related to 2008 reserves on our Blanket Accident and sickness product that is sold to volunteer fire districts, due to lower claims experience than historically experienced. The Company had $.1 million favorable variance on all other Individual A&H lines related to 2008 and prior reserves. The reserving process used by management was consistent from 2008 to 2009.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, December 2003 and March 2003, the Company borrowed

$15.0 million, $12.0 million and $10.0 million, respectively, through pooled trust preferred issuances by unconsolidated subsidiary trusts. In August 2006, the Company increased its $12.5 million outstanding line of credit to $15.0 million. In August 2009, the line of credit was cancelled and the $9.0 million balance outstanding on that date was converted into an amortizing term loan. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2009 (in thousands):

		Junior				Funds
		Subordinated	Interest		Insurance	on
	Debt	Debt	On Debt	Leases	Reserves	Deposit	Total

2010	$1,500	$-	$1,836	$3,336	$150,234	$53,816	$210,722
2011	1,500	-	1,782	3,101	47,133	47,162	100,678
2012	6,000	-	1,667	2,131	40,971	43,583	94,352
2013	-	-	1,532	1,654	33,810	40,591	77,587
2014		-	1,532	1,543	31,487	48,931	83,493
2015 and
Thereafter	-	38,146	29,355	4,151	151,498	174,215	397,365
Totals	$9,000	$38,146	$37,704	$15,916	$455,133	$408,298	$964,197

OUTLOOK

The capital and credit markets showed signs of improvement in 2009 following a period of extreme volatility and disruption. To the extent that the capital markets remain unsettled and economic recovery remains uncertain, we may continue to see volatility in the market price of our equity and fixed maturity securities, which could have a negative impact on our financial position. The Company remained highly liquid for the first half of the year, due to these conditions. Yields on cash and cash equivalents were, and continue to remain, lower and investment income for the year has been less than expected as a result.

We believe the economic environment during 2008 and 2009 also created opportunities for us since many insurance companies experienced reductions in capital and surplus, while we achieved all-time highs in statutory capital and surplus. Our book value per share increased to $13.16 at December 31, 2009 from $10.56 at December 31, 2008 principally due to positive changes in the fair value of our investment portfolio.  For 2010, we will emphasize:

•

Improving the profitability of our Fully Insured Health business by proactively adjusting our mix of business and distribution strategies to take advantage of market conditions and increasing the efficiency of our administrative companies.  We took great strides in this direction in 2009 which resulted in the consolidation of certain subsidiary companies in January 2010 we plan to continue to build on this effort.

•

Seeking to acquire additional Medical Stop-Loss managing general underwriters to increase our premiums in a controlled underwriting environment. We have determined that the results of MGUs in which we have ownership generally outperform those of ones we do not own by a substantial margin, which is why we have reduced our block to focus primarily on business written by owned MGUs.

•

Emphasizing cost containment strategies by integrating our new subsidiaries into our fully insured and medical stop-loss businesses.

To succeed in this environment, we expect to continue focusing on our strategic objectives, and expanding our distribution network.  However, the success of these and other strategies may be affected by the factors discussed in Item 1A "Risk Factors," and other factors as discussed herein.

In March 2010, IHC acquired control of AMIC through the purchase of additional shares of AMIC common stock in the open market; as of March 23, 2010, IHC owned approximately 50.13% of the outstanding common stock of AMIC. The principal reasons for acquiring control were: (i) the low price of the AMIC stock; (ii) the improved financial presentation for IHC resulting from the consolidation of financial reporting; and (iii) a closer relationship that will create greater long term value for both companies. The acquisition furthers our goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. In the first quarter of 2010, it is anticipated that the acquisition will result in a gain on a bargain purchase that will significantly, if not fully, offset the other-than-temporary impairment loss recorded at December 31, 2009. The ultimate net gain or loss on the bargain purchase transaction cannot be quantified at this time because: (i) the carrying value of IHC's investment in AMIC as of the acquisition date is currently unknown, and (ii) the independent valuation of the identifiable assets acquired and liabilities assumed in this transaction is not complete. The Company will consider acquiring additional shares of AMIC stock in the market and/or in private transactions as opportunities arise.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2009:

	Change in Interest Rates

	200 basis point rise	100 basis point rise	Base scenario	200 basis point decline	100 basis point decline

Corporate securities	178,150	188,678	200,529	213,643	227,360
CMO’s	69,074	71,633	74,393	77,391	80,635
U.S. Government obligation	6,345	6,354	6,363	6,363	6,363
Agency MBS	38,478	39,389	40,338	41,318	42,334
GSE	13,549	14,320	15,147	16,032	16,963
State & Political Subdivision	289,183	319,267	353,093	387,555	421,063

Total Estimated fair value	594,779	639,641	689,863	742,302	794,718

Estimated change in value	(95,084)	(50,222)		52,439	104,855

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

See Index to Consolidated Financial Statements and Schedules on page 60.

ITEM  9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(b) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of IHC's principal executive and principal financial officers and effected by IHC's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of a company are being made only in accordance with authorization of management and directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate.  Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

This annual report does not include an attestation report of IHC's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by IHC's registered public accounting firm pursuant to temporary rules of the SEC that permit IHC to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in IHC's internal control over financial reporting during the year ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Form 10-K.

ITEM 9B.

OTHER INFORMATION

Amended and Restated Executive Employment Agreement with Mr. Jeffrey C. Smedsrud

On March 25, 2010, the Company and IHC Health Solutions entered into an Amended and Restated Executive Employment Agreement with Mr. Jeffrey C. Smedsrud. The agreement provides for an initial term from March 25, 2010 through June 30, 2011, but will automatically be renewed for successive periods of one year unless either the Company or Mr. Smedsrud provides notice to the other, at least 90 days in advance of the agreement’s termination, that it will not be so renewed. Under the terms of the agreement, Mr. Smedsrud’s base salary is $319,712 per year. Furthermore, Mr. Smedsrud is eligible to receive an annual cash bonus. Mr. Smedsrud’s annual bonus in respect of a completed calendar year will be based on the Company’s actual results during such year in relation to specific performance criteria, which involve confidential information, and payments may be less than the established target amounts. The Company has redacted the specific performance criteria from the copy of the agreement attached as an exhibit to this Annual Report on Form 10-K in reliance on Instruction 4 to Item 402(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended, because the disclosure of such confidential information would cause competitive harm to the Company.

In addition, the Company will pay to Mr. Smedsrud up to $27,400 per year for the business-related use of certain Arizona real property owned by Mr. Smedsrud, annual dues and incidental expenses for business purposes at Bearpath Country Club not to exceed $20,400 per year, and an auto allowance for business related car use not to exceed $16,400 annually.

Under the terms of the agreement, if Mr. Smedsrud is terminated pursuant to a “Qualifying Termination”, as defined in the agreement, he (or his estate) is entitled to receive severance pay equal to his base salary for a period of time equal to the greater of (i) 12 months or (ii) the natural expiration of the applicable term of the agreement. Such severance pay is subject to certain terms and conditions, including Mr. Smedsrud’s adherence to the non-compete, non-solicitation and non-disclosure provisions of the agreement.

Amended and Restated Executive Employment Agreement with Mr. Bernon R. Erickson

On March 25, 2010, the Company and AMC entered into an Amended and Restated Executive Employment Agreement with Mr. Bernon R. Erickson, Jr. The agreement provides for an initial term from March 25, 2010 through June 30, 2011, but will automatically be renewed for successive periods of one year unless either the Company or Mr. Erickson provides notice to the other, at least 90 days in advance of the agreement’s termination, that it will not be so renewed. Under the terms of the agreement, Mr. Erickson’s base salary is $319,712 per year. Furthermore, Mr. Erickson is eligible to receive an annual cash bonus. Mr. Erickson’s annual bonus in respect of a completed calendar year will be based on the Company’s actual results during such year in relation to specific performance criteria, which involve confidential information, and payments may be less than the established target amounts. The Company has redacted the specific performance criteria from the copy of the agreement attached as an exhibit to this Annual Report on Form 10-K in reliance on Instruction 4 to Item 402(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended, because the disclosure of such confidential information would cause competitive harm to the Company.

In addition, the Company will pay to Mr. Erickson annual dues and incidental expenses for business purposes at a country club of his choosing not to exceed $10,000 per year, and an auto allowance for business related car use not to exceed $25,000 annually.

Under the terms of the agreement, if Mr. Erickson is terminated pursuant to a “Qualifying Termination”, as defined in the agreement, he (or his estate) is entitled to receive severance pay equal to his base salary for a period of time equal to the greater of (i) 12 months or (ii) the natural expiration of the applicable term of the agreement. Such severance pay is subject to certain terms and conditions, including Mr. Erickson’s adherence to the non-compete, non-solicitation and non-disclosure provisions of the agreement.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the Securities and Exchange Commission.

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

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the SEC.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the SEC.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the SEC.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 60.

(a) (3) EXHIBITS

See Exhibit Index on page 119.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2010.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President, and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 25th day of March, 2010.

/s/ Larry R. Graber	/s/ Edward Netter
Larry R. Graber	Edward Netter
Director and Senior Vice President	Director and Chairman

/s/ Allan C. Kirkman	/s/ James G. Tatum
Allan C. Kirkman	James G. Tatum
Director	Director

/s/ John L. Lahey	/s/ Roy T.K. Thung
John L. Lahey	Roy T.K. Thung
Director	Director, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Steven B. Lapin
Steven B. Lapin
Director and Vice Chairman

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE

Report of Management on Internal Control Over Financial Reporting	61

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	62

Consolidated Balance Sheets at December 31, 2009 and 2008	63

Consolidated Statements of Operations for the years ended
December 31, 2009, 2008 and 2007	64

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 2009, 2008 and 2007	65

Consolidated Statements of Cash Flows for the years ended
December 31, 2009, 2008 and 2007	66

Notes to Consolidated Financial Statements	67

SCHEDULES:*

Summary of investments - other than investments in related parties at
December 31, 2009 (Schedule I)	114

Condensed financial information of parent company (Schedule II)	115

Supplementary insurance information (Schedule III)	118

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

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2009, IHC's internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated balance sheets of Independence Holding Company and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three-year periods ended December 31, 2009.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to III.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, effective April 1, 2009, the Company changed its method of evaluating other-than-temporary impairments of fixed maturity securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board.

/s/ KPMG LLP

New York, New York

March 25, 2010

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2009	2008
ASSETS:	(In thousands, except share data)
Investments:
Short-term investments	$52	$52
Securities purchased under agreements to resell	42,708	60,823
Fixed maturities, available-for-sale	689,863	608,487
Equity securities, available-for-sale	60,815	54,007
Other investments	37,643	37,724

Total investments	831,081	761,093

Cash and cash equivalents	7,394	7,767
Due from securities brokers	5,579	2,598
Investment in American Independence Corp. ("AMIC")	19,234	41,217
Deferred acquisition costs	44,244	62,401
Due and unpaid premiums	48,731	55,663
Due from reinsurers	184,583	139,052
Premium and claim funds	43,663	52,171
Notes and other receivables	13,528	16,000
Goodwill	48,859	52,331
Other assets	57,580	83,601

TOTAL ASSETS	$1,304,476	$1,273,894

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$184,146	$199,160
Insurance reserves-life and annuity	270,987	279,731
Funds on deposit	408,298	411,188
Unearned premiums	13,217	16,727
Policy claims-health	18,655	12,158
Policy claims-life	11,392	10,738
Other policyholders' funds	20,517	21,888
Due to securities brokers	8,187	-
Due to reinsurers	45,516	38,406
Accounts payable, accruals and other liabilities	71,362	69,260
Liabilities related to discontinued operations	1,546	3,542
Debt	9,000	10,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,100,969	1,110,944

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares
authorized; 15,459,720 and 15,434,891 shares issued,
15,426,965 and 15,402,136 shares outstanding	15,460	15,435
Paid-in capital	100,447	101,086
Accumulated other comprehensive loss	(7,104)	(54,291)
Treasury stock, at cost; 32,755 shares	(326)	(326)
Retained earnings	94,490	100,798

TOTAL IHC STOCKHOLDERS’ EQUITY	202,967	162,702
NONCONTROLLING INTERESTS IN SUBSIDIARIES	540	248

TOTAL EQUITY	203,507	162,950

TOTAL LIABILITIES AND EQUITY	$1,304,476	$1,273,894

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
	2009	2008	2007
	(In thousands, except per share data)
REVENUES:
Premiums earned:
Health	$258,099	$280,214	$272,748
Life and annuity	36,700	37,074	34,137
Net investment income	43,520	44,044	46,122
Fee income	31,665	39,672	44,083
Net realized investment gains (losses)	8,789	(12,401)	1,643
Total other-than-temporary impairment losses (no current period non-credit impairment losses were recognized in other
comprehensive income)	(29,991)	(38,247)	(385)
Equity income from AMIC	1,289	480	546
Other income	7,110	2,851	3,428
	357,181	353,687	402,322
EXPENSES:
Insurance benefits, claims and reserves:
Health	180,265	192,504	203,511
Life and annuity	44,969	48,033	47,194
Selling, general and administrative expenses	141,713	144,006	139,319
Amortization of deferred acquisition costs	5,519	6,345	6,111
Interest expense on debt	2,817	3,776	4,194
	375,283	394,664	400,329

Income (loss) from continuing operations before income taxes (benefits)	(18,102)	(40,977)	1,993
Income taxes (benefits)	(10,669)	(16,399)	428
Income (loss) from continuing operations	(7,433)	(24,578)	1,565

Discontinued operations:
Income (loss) from discontinued operations	301	644	(224)
Loss on disposition of discontinued operations	-	-	(3,608)

Net loss	(7,132)	(23,934)	(2,267)
(Income) loss from noncontrolling interests in subsidiaries	10	94	(61)

NET LOSS ATTRIBUTABLE TO IHC	$(7,122)	$(23,840)	$(2,328)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(.48)	$(1.59)	$.10
Income (loss) from discontinued operations	.02	.04	(.01)
Loss on disposition of discontinued operations		-	(.24)
Basic loss per common share	$(.46)	$(1.55)	$(.15)

WEIGHTED AVERAGE SHARES OUTSTANDING	15,418	15,387	15,196

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(.48)	$(1.59)	$.10
Income (loss) from discontinued operations	.02	.04	(.01)
Loss on disposition of discontinued operations	-	-	(.24)
Diluted loss per common share	$(.46)	$(1.55)	$(.15)

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,418	15,387	15,311

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009 (In thousands, except share data)				ACCUMULATED					NON-
				OTHER				TOTAL IHC	CONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2006	15,293,862	$15,294	$97,873	$(9,302)	(118,395)	$(2,237)	$129,522	$231,150	$720	$231,870
Net loss							(2,328)	(2,328)	61	(2,267)
Net change in unrealized gains (losses)				(6,823)				(6,823)	-	(6,823)
Total comprehensive income (loss)								(9,151)	61	(9,090)
Purchase of treasury stock					(19,865)	(398)		(398)		(398)
Acquisition of Majestic Underwriters, LLC
noncontrolling interests								-	(66)	(66)
Exercise of common stock options and
related tax benefits	51,040	51	628					679	-	679
Common stock dividend ($.05 per share)							(763)	(763)	-	(763)
Share- based compensation expense and
related tax benefits	21,384	21	1,311		500	9		1,341	-	1,341
Other capital transactions	(5)		(7)					(7)	(325)	(332)

BALANCE AT DECEMBER 31, 2007	15,366,281	$15,366	99,805	(16,125)	(137,760)	(2,626)	126,431	222,851	390	223,241
Net loss							(23,840)	(23,840)	(94)	(23,934)
Net change in unrealized gains (losses)				(38,166)				(38,166)	-	(38,166)
Total comprehensive loss								(62,006)	(94)	(62,100)
Stock issuance					127,520	2,422	(1,021)	1,401	-	1,401
Purchase of treasury stock					(23,015)	(133)		(133)	-	(133)
Acquisition of Majestic Underwriters, LLC
noncontrolling interests								-	(26)	(26)
Exercise of common stock options and
related tax benefits	45,094	45	73					118	-	118
Common stock dividend ($.05 per share)							(771)	(771)	-	(771)
Share- based compensation expense and
related tax benefits	23,516	24	1,178		500	11	(1)	1,212	-	1,212
Other capital transactions			30					30	(22)	8

BALANCE DECEMBER 31, 2008	15,434,891	15,435	101,086	(54,291)	(32,755)	(326)	100,798	162,702	248	162,950
Cumulative effect of adjustment on April 1, 2009 due to
new accounting guidance, net of $852 tax				(1,591)			1,591	-	-	-

Net loss							(7,122)	(7,122)	(10)	(7,132)
Net change in unrealized gains (losses) on
available-for-sale securities				48,778				48,778	-	48,778
Total comprehensive income (loss)								41,656	(10)	41,646
Acquisition of Wisconsin Underwriting Associates, LLC								-	400	400
Acquisition of GroupLink, Inc noncontrolling interests			(426)					(426)	(74)	(500)
Common stock dividend ($.05 per share)							(771)	(771)	-	(771)
Share-based compensation expense and
related tax benefits	24,503	25	(248)					(223)	-	(223)
Other capital transactions	326	-	35				(6)	29	(24)	5

BALANCE AT DECMEBER 31, 2009	15,459,720	$15,460	$100,447	$(7,104)	(32,755)	(326)	94,490	202,967	540	$203,507
See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2009	2008	2007
	(In thousands)
Cash Flows Provided By (Used By) Operating Activities:
Net loss	$(7,132)	$(23,934)	$(2,267)
Adjustments to reconcile net loss to net change in cash from operating activities:
(Income) loss from discontinued operations	(301)	(644)	224
Loss on disposition of discontinued operations	-	-	3,608
Amortization of deferred acquisition costs	5,519	6,345	6,111
Net realized investment (gains) losses	(8,789)	12,401	(1,643)
Other-than-temporary impairment losses	29,991	38,247	385
Equity income from AMIC and other equity method investments	(2,015)	(1,143)	(972)
Depreciation and amortization	5,379	5,328	4,857
Share-based compensation expenses	518	1,180	1,325
Deferred tax benefits	(12,449)	(18,101)	(6,254)
Other	5,512	(2,105)	513
Changes in assets and liabilities:
Net sales of trading securities	-	493	715
Change in insurance liabilities	(25,676)	(12,113)	34,252
Additions to deferred acquisition costs	1,079	(3,109)	(4,347)
Change in net amounts due from and to reinsurers	(38,421)	(507)	(9,443)
Change in premium and claim funds	8,508	(2,703)	1,776
Change in current income tax liability	77	(1,531)	(547)
Change in due and unpaid premiums	6,932	8,842	(40,584)
Change in other assets	3,545	(1,902)	(4,404)
Change in other liabilities	2,265	(2,261)	12,262

Net change in cash from operating activities of continuing operations	(25,458)	2,783	(4,433)
Net change in cash from operating activities of discontinued operations	(2,568)	(18,030)	(543)
Net change in cash from operating activities	(28,026)	(15,247)	(4,976)

Cash Flows Provided By (Used By) Investing Activities:
Change in net amount due from and to securities brokers	5,207	738	(2,676)
Net sales (purchases) of short-term investments	-	3,254	1,063
Net sales (purchases) of securities under resale
and repurchase agreements	18,115	(47,066)	55,092
Sales of equity securities	18,696	60,600	60,149
Purchases of equity securities	(4,718)	(44,905)	(110,441)
Sales of fixed maturities	463,932	393,210	266,592
Maturities and other repayments of fixed maturities	170,613	74,692	51,021
Purchases of fixed maturities	(643,435)	(546,969)	(262,250)
Proceeds of sales of other investments	-	2,000	16,711
Additional investments in other investments, net of distributions	808	6,614	(4,151)
Cash paid in acquisitions of companies, net of cash acquired	(775)	(998)	(9,034)
Investment in AMIC	-	(1,401)	-
Cash received in acquisitions of policy blocks	-	57,279	104
Change in notes and other receivables	2,472	(1,628)	197
Other	(2,095)	(2,437)	(1,001)
Net change in cash from investing activities	28,820	(47,017)	61,376

Cash Flows Provided By (Used By) Financing Activities:
Proceeds from issuance of common stock	1	1,401	-
Repurchases of common stock	-	(133)	(398)
Exercises of common stock options	-	173	570
Excess tax (expense) benefit from exercises of common stock options
and vesting of restricted stock	(720)	(363)	35
Proceeds (withdrawals) of investment-type insurance contracts	1,298	(602)	1,933
Repayment of debt	(1,000)	(2,500)	(2,500)
Dividends paid	(746)	(768)	(760)

Net change in cash from financing activities	(1,167)	(2,792)	(1,120)

Net change in cash and cash equivalents	(373)	(65,056)	55,280
Cash and cash equivalents, beginning of year	7,767	72,823	17,543

Cash and cash equivalents, end of year	$7,394	$7,767	$72,823

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); and (ii) its marketing and administrative companies, including Insurers Administrative Corporation (“IAC”), managing general underwriters ("MGUs") in which it owns a significant voting interest, Health Plan Administrators, Inc. (“HPA”), GroupLink, Inc. (“GroupLink”), IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At December 31, 2009, the Company also owned a 49.7% equity interest in American Independence Corp. ("AMIC") which owns Independence American Insurance Company (“Independence American”), three MGUs and controlling interests in two agencies. In March 2010, IHC acquired a controlling interest in AMIC by purchasing additional shares of AMIC common stock in the open market and thereby increasing the total number of shares owned by the Company to more than 50% of AMIC's outstanding common stock.

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  Amounts in years prior to 2007 have been restated in the consolidated financial statements and Notes thereto in order to present the credit life and disability segment as discontinued operations.

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 53% of IHC's outstanding common stock at December 31, 2009.

(B)

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)

 Reclassifications

Certain amounts in prior years' consolidated financial statements and Notes thereto have been reclassified to conform to the 2009 presentation.

(D)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of December 31, 2009. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Consolidated Balance Sheet and Consolidated Statements of Operations as of and for the year ended December 31, 2009. The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

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

(b) Securities not held for trading purposes which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, directly to accumulated other comprehensive income or loss (a component of stockholders' equity). Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on sales of available-for-sale securities are credited or charged to net realized investment gains (losses) in the Consolidated Statements of Operations.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investments gains in the Consolidated Statements of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities. There were no such transactions outstanding at December 31, 2009 and 2008.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains and losses), credited or charged, as appropriate, to net realized investment gains (losses) in the Consolidated Statements of Operations (hedge accounting is not applied to these derivatives). There were no such derivative transactions outstanding at December 31, 2009 and 2008.

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

(vi) The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. Beginning April 1, 2009, the Company adopted a new accounting standard that specified new criteria for identifying and recognizing an other-than-temporary impairment loss. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations. For fixed maturities, if a decline in fair value is judged by management to be other-than-temporary, and the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position. For transactions where loan level data is not available, the model uses a proxy based on the collateral characteristics. Assumptions about loss severity and defaults used in the model are primarily based on actual losses experienced and defaults in the collateral pool. Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the mortgage-backed security held by the Company. In addition, the Company evaluates other asset-backed securities for other-than-temporary impairment by examining similar characteristics referenced above for mortgage-backed securities.  The Company evaluates U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, and obligations of states and political subdivisions for other-than-temporary impairment by examining similar characteristics referenced above for corporate debt securities.

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

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations. For the purpose of other-than-temporary impairment evaluations, preferred stocks are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income in the Consolidated Balance Sheet.

Prior to April 1, 2009, the Company assessed its ability and intent to hold a fixed maturity for a period of time sufficient to allow for a recovery in fair value. If the Company could not assert this condition, an other-than-temporary impairment loss was recognized in the Consolidated Statement of Operations.

(H)

Investment in American Independence Corp.

The Company's investment in AMIC is carried on the equity method, with the Company's share of equity income or loss credited or charged, as appropriate, to the Consolidated Statements of Operations with a corresponding change to the investment in AMIC. The investment in AMIC, including related goodwill, is reviewed to determine whether an other-than-temporary impairment has occurred. If a decline in fair value is judged by management to be other-than-temporary, a loss is recognized by a charge to the Consolidated Statements of Operations. At December 31, 2009, the Company recognized an other-than-temporary impairment loss of $16,752,000, net of tax, related to it’s investment in AMIC. See Note 2 for further information regarding such impairment loss in 2009. No other-than-temporary impairment losses were recognized in 2008 or 2007.

(I)

Other Investments

Investment partnership interests relate to limited investment partnerships that have relatively "market neutral" arbitrage strategies, or strategies that are relatively insensitive to interest rates. All securities held by these partnerships are carried at fair value. The Company's investment partnership interests are carried at a value which approximates the Company's equity in the underlying net assets of the partnerships or the equivalent of the net asset value per share. Operating partnership interests relate to insurance related limited operating partnerships. The Company's operating partnership interests are carried on the equity method which approximates the Company's equity in the underlying net assets of the partnership. Equity income or loss on all partnership interests are credited or charged, as appropriate, to the Consolidated Statements of Operations.

Policy loans are stated at their aggregate unpaid balances.

(J)

Deferred Acquisition Costs ("DAC")

Costs that vary with and are primarily related to acquiring insurance policies and investment type contracts are deferred and recorded as deferred policy acquisition costs ("DAC").  These costs are principally broker fees, agent commissions, and the purchase prices of the acquired blocks of insurance policies and investment type policies. DAC is amortized to expense and reported separately in the Consolidated Statements of Operations. All DAC within a particular product type is amortized on the same basis using the following methods:

For traditional life insurance and other premium paying policies, amortization of DAC is charged to expense over the related premium revenue recognition period.  Assumptions used in the amortization of DAC are determined based upon the conditions as of the date of policy issue or assumption and are not generally revised during the life of the policy.

For long duration type contracts, such as annuities and universal life business, amortization of DAC is charged to expense over the life of the underlying contracts based on the present value of the estimated gross profits ("EGPs") expected to be realized over the life of the book of contracts.  EGPs consist of margins based on expected mortality rates, persistency rates, interest rate spreads, and other revenues and expenses. The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. If the Company determines that the current assumptions underlying the EGPs are no longer the best estimate for the future due to changes in actual versus expected mortality rates, persistency rates,  interest rate spreads, or other revenues and expenses,  the future EGPs are updated using the new assumptions and prospective unlocking occurs.  These updated EGPs are utilized for future amortization calculations.   The total amortization recorded to date is adjusted through a current charge or credit to the Consolidated Statements of Operations.

Internal replacements of insurance and investment contracts determined to result in a  replacement contract that is substantially changed from the original contract will be accounted for as an extinguishment of the original contract, resulting in a release of the unamortized deferred acquisition costs, unearned revenue, and deferred sales inducements associated with the replaced contract.

Deferred acquisition costs have been decreased by $11,559,000 in 2009 and increased by $11,340,000 and $203,000 in 2008 and 2007, respectively, representing the portion of unrealized gains in 2009 and unrealized losses in 2008 and 2007 on investment securities available-for-sale that have been allocated to deferred acquisition costs on interest sensitive products rather than to stockholders' equity as a component of other comprehensive income or loss.

(K)

Property and Equipment

Property and equipment of $5,276,000 and $5,991,000 are included in other assets at December 31, 2009 and 2008, respectively, net of accumulated depreciation and amortization of $10,261,000 and $9,325,000, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

Health

Medical Stop-Loss

Liabilities for insurance reserves on medical stop-loss coverages, are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data. Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2009 and 2008. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

(M)

Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 1.7% to 6.5% in 2009, and 2.5% to 8.0% in 2008 and 2.5% to 8.1% in 2007. The average credited rate was 4.2% in 2009, 4.1% in 2008, and 4.2% in 2007.

(N)

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

(O)

 Participating Policies

Participating policies represent 11.8%, 11.8% and 9.4% of the individual life insurance in-force and 14.4%, 4.7% and 3.1% of the net life and annuity premiums earned, as of and for the years ended December 31, 2009, 2008 and 2007, respectively, and provide for the payment of dividends.  Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies. At December 31, 2009 and 2008, the insurance companies' stockholders' equity was not restricted because of participating policyholders' surplus.

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

(Q)

Income Per Common Share

Included in the diluted earnings per share calculation for 2007 are 115,000 incremental common shares from the assumed exercise of dilutive stock options and from the assumed vesting of dilutive restricted stock, computed using the treasury stock method. For the years ended December 31, 2009 and 2008, such shares were deemed anti-dilutive.

(R)

Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(S)

Share-Based Compensation

Compensation costs for equity awards, such as stock options and non-vested stock, are measured based on grant-date fair value and are recognized in the Consolidated Statements of Operations over the requisite service period (which is usually the vesting period). For such awards with only service conditions, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award.

Compensation costs for liability-classified awards, such as share appreciation rights (“SARs”) and share-based performance awards, are measured and accrued each reporting period in the Consolidated Statements of Operations as the requisite service or performance conditions are met.

(T)

Goodwill and Other Intangible Assets

Goodwill related to the Company's equity method investment in AMIC is considered in the evaluation of whether there has been an other-than-temporary decline in value of the overall investment in AMIC. At December 31, 2009, the Company wrote-off $4,222,000 of goodwill in connection with an other-than-temporary impairment loss related to it’s investment in AMIC. See Note 2 for further information. No impairment charge for AMIC goodwill was required in 2008 or 2007.

All other goodwill carrying amounts are evaluated for impairment at the reporting unit level, which is equivalent to an operating segment, at least annually. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment write-down of goodwill would be charged to expense. No impairment charge for goodwill was required in 2009, 2008 or 2007.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment write-down of other intangible assets would be charged to expense. For the year ended December 31, 2009, selling, general and administrative expenses include the write-off of $5,077,000 of previously capitalized software. See Note 11 for further information regarding the impairment loss in 2009. No impairment charges for intangible assets were required in 2008 or 2007.

(U)

Derivative Instruments

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

At December 31, 2008 the Company had an interest rate swap agreement, which expired in August 2009, designated and effective as a cash flow hedge. The objective of the swap was to reduce the variability in cash flows associated with the re-pricing of interest rates on certain variable rate debt. Changes in fair value of the swap were recorded in accumulated other comprehensive income or loss and reclassified to net income as earnings were affected by the variability in the interest payments on the hedged debt.

(V)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2009, the Accounting Standards Codification ("Codification") issued by the Financial Accounting Standards Board ("FASB") became the single authoritative source of U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Although the Codification renames and renumbers all previous accounting literature, it does not change current U.S. GAAP. Our accounting policies were not affected by the adoption or usage of the Codification.

In October 2009, the FASB issued guidance to all reporting entities that invest in certain entities that calculate net asset value per share and are required or permitted to be measured or disclosed at fair value on a recurring or nonrecurring basis and, as of the reporting entity's measurement date, if the investment meets both of the following criteria: (i) the investment does not have a readily determinable fair value and, (ii) it has all the attributes specified of an investment company as defined within the accounting literature. The provisions of this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment within the scope of this update on the basis of net asset value per share of the investment (or its equivalent) if it is calculated in a manner consistent with an investment company, and contain disclosure requirements related to the attributes of such investments by major category of investment. The adoption this update, effective December 31, 2009, did not have a material effect on the Company's consolidated financial statements.

In May 2009, the FASB issued guidance to clarify general standards of the accounting for, and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In February 2010, the FASB issued further clarification on the required disclosures for public versus non-public entities. The adoption of this guidance, effective April 1, 2009, did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  These provisions are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, these provisions do not require disclosures for earlier periods presented at initial adoption. For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption. The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB provided guidance on debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance. These provisions modified the accounting guidance for determining fair value of financial instruments under distressed market conditions, revised the recognition and measurement requirements for other-than-temporary impairment losses on debt securities and expanded the related disclosures about other-than-temporary impairments for both debt and equity securities. This guidance was effective for interim and annual reporting periods ending after June 15, 2009 to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it was adopted. For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity did not intend to sell and it was not more likely than not that the entity would be required to sell the security before recovery of its amortized cost basis, the entity recognized the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amortized cost basis of the security was to be adjusted by the cumulative-effect adjustment before taxes. As of March 31, 2009, the Company had previously recognized $18,123,000 and $4,788,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statement of Operations. The Company determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss is $20,517,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors is $1,542,000, net of $852,000 of tax benefits. The Company also recorded an additional $49,000 adjustment to the opening balance of retained earnings and a corresponding adjustment to accumulated other comprehensive income representing its proportionate share of AMIC's  cumulative-effect adjustment as a result of its adoption of this guidance.

In April 2009, the FASB issued guidance that requires public companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The provisions of this standard are effective for interim reporting periods ending after June 15, 2009. Disclosures are not required for earlier periods presented at initial adoption. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

In November 2008, the FASB issued standards which require that the cost basis of an equity method investment be determined by using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of the investment and would exclude the value of contingent consideration.  Equity method investments are subject to other-than-temporary impairment analysis. However, an equity investor shall not separately test an investee’s underlying assets for impairment.  These provisions of this standard also require an equity investor to account for a share issuance by an investee as if the investor had sold a proportionate share if its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  The adoption of this standard, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In September 2008, the FASB expanded the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, these provisions require disclosure of fair values of derivative instruments, and their gains and losses, in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements to locate important information about derivative instruments.  The adoption of these provisions, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued guidance on accounting for a transfer of a financial asset and a repurchase financing.  The standards presume that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately. The adoption of this guidance, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In November 2007, the FASB issued standards to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. Certain provisions of this standard changed how business acquisitions are accounted for and impact financial statements both on the acquisition date and in subsequent periods. These provisions will be applied prospectively. Other provisions of this standard changed the accounting and reporting for minority interests, which have been re-characterized as non-controlling interests and classified as a component of equity. Management has applied the presentation and disclosure requirements retroactively for existing minority interests in accordance with these provisions. All other requirements will be applied prospectively. The adoption of this guidance, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In January 2010, the FASB issued standards requiring new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements.  This guidance also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques.  The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued standards which among other things, amends former guidance on the consolidation of variable interest entities. The standards (i) require an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend previous guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity's involvement in a variable interest entity. In December 2009, these standards were added to the Codification. This guidance shall be effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued standards to revise previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. In December 2009, these standards were added to the Codification. Among other things, the guidance eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets.  The guidance is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business as a result of its acquisition of First Standard Holdings Corp. ("FSHC") from the Company in November 2002. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2009, Standard Security Life and Madison National Life ceded to Independence American an average of 23% of their medical stop-loss business, 9% of a majority of their fully insured health business and 20% of their New York Statutory Disability Business.  IHC owned 49.7% of AMIC's outstanding common stock at December 31, 2009 and 2008, respectively, which was purchased in various transactions from 2002 through 2008. In January 2008, the Company purchased 165,656 shares of AMIC's common stock at $8.46 per share and recorded negative goodwill of $248,000. IHC accounts for its investment in AMIC under the equity method. At December 31, 2009, IHC's investment in AMIC had a total carrying value of $19,234,000 after recording an other-than-temporary impairment loss of $29,198,000 discussed below. At December 31, 2008, IHC’s investment in AMIC had a carrying value of $45,439,000, including goodwill of $4,222,000. This goodwill represents the excess of IHC's cost over the underlying equity in AMIC's net assets at the respective purchase dates.

For the years ended December 31, 2009, 2008 and 2007, IHC recorded $1,289,000, $480,000, and $546,000, respectively, of equity income from its investment in AMIC representing IHC's proportionate share of income based on its ownership interests during the respective years. AMIC paid no dividends on its common stock in 2009, 2008 and 2007.

The condensed balance sheets of AMIC at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)

Investments, at fair value	$57,630	$52,847
Cash and restricted cash	9,594	11,381
Goodwill	23,561	23,561
Deferred tax asset, net	11,272	12,584
Other assets	32,325	30,252

Total assets	$134,382	$130,625

Insurance liabilities	$34,807	$39,740
Other liabilities	10,316	7,524

Total liabilities	45,123	47,264

AMIC shareholders' equity	88,973	82,932
Noncontrolling interests in subsidiaries	286	429

Total equity	89,259	83,361

Total liabilities and equity	$134,382	$130,625

AMIC's condensed operating results for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(In thousands)

Revenues	$104,247	$113,312	$119,096
Expenses	99,609	111,170	117,052

Income from continuing operations before
income taxes	4,638	2,142	2,044
Provision for income taxes	1,472	631	691

Income from continuing operations	3,166	1,511	1,353
Loss from discontinued operations	-	(75)	-

Net income	3,166	1,436	1,353
Net income attributable to non-
controlling interests	(554)	(471)	(215)

Net income attributable to AMIC	$2,612	$965	$1,138

Net income attributable to AMIC
per common share:

Basic	$.31	$.11	$.13
Diluted	$.31	$.11	$.13

IHC and its subsidiaries earned $1,083,000, $805,000 and $776,000 for the years ended December 31, 2009, 2008 and 2007, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, marketing, compliance, underwriting and claims.

The Company ceded premiums to AMIC of $45,519,000, $57,031,000 and $68,143,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Benefits to policyholders on business ceded to AMIC were $31,009,000 in 2009, $39,670,000 in 2008, and $50,128,000 in 2007.  Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $62,259,000, $76,835,000 and $85,749,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and net commission expense of $2,567,000, $3,632,000 and $4,174,000 for the years ended December 31, 2009, 2008 and 2007, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability converge) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Consolidated Balance Sheets at December 31, 2009 and 2008, respectively, are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers - $15,453,000 and $18,394,000; Other assets - $2,632,000 and $3,009,000; and Other liabilities - $480,000 and $404,000.

Other-Than-Temporary Impairment

The market value of the AMIC shares owned by IHC was approximately $19,234,000 at December 31, 2009 based on the closing market price of AMIC's common stock. Due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC has been below IHC’s carrying value, the Company recorded an other-than-temporary impairment loss of $29,198,000 on its investment in AMIC, including goodwill, at December 31, 2009, which net of $12,446,000 of deferred taxes, reduced earnings by $16,752,000. As described below, this loss will likely be significantly, if not fully, offset by the anticipated gain on the bargain purchase transaction relating to the acquisition of AMIC common stock during the first quarter of 2010.

Subsequent Event

In March 2010, IHC acquired a controlling interest in AMIC as a result of the purchase of AMIC common stock in the open market. The principal reasons for acquiring control were; (i) the low market price of the AMIC stock; (ii) the improved financial presentation for IHC resulting from the consolidation of financial reporting; and (iii) a closer relationship that will create greater long-term value for both companies. The acquisition furthers IHC's goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. Share purchases of 27,668 shares, or $141,000, through March 5, 2010 (the "acquisition date"), totaling 0.33% of voting equity interest, brought the total of AMIC shares owned by the Company to more than 50% of AMIC's outstanding common stock and as a result, IHC will consolidate AMIC in its reported financial results beginning with the first quarter of 2010. In the first quarter of 2010, it is anticipated that the acquisition will result in a gain on a bargain purchase that will significantly, if not fully, offset the other-than-temporary impairment loss recorded at December 31, 2009. IHC has engaged an independent valuation firm to fair value the identifiable assets of AMIC acquired and liabilities assumed. The acquisition date fair value of IHC's equity interest in AMIC immediately before the acquisition date was $22,013,000, based on the closing market price of AMIC's common stock. The ultimate net gain or loss on the bargain purchase transaction cannot be quantified at this time because: (i) the carrying value of IHC's investment in AMIC as of the acquisition date is currently unknown, and (ii) the independent valuation of the identifiable assets acquired and liabilities assumed in this transaction is not complete. Subsequent to the acquisition date, IHC has purchased an additional 9,537 shares of AMIC common stock for a total consideration of $58,000 through March 23, 2010.

Note 3.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2009, the Company had $42,708,000 in resale agreements outstanding, all of which settled on January 4, 2010 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Note 4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	December 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$207,554	$332	$(7,357)	$200,529
CMOs (1) - residential	78,889	3,620	(8,582)	73,927
CMOs (1) - commercial	868	-	(402)	466
U.S. Government obligations	6,319	44	-	6,363
Agency MBS (2) residential	40,156	182	-	40,338
GSEs (3)	15,398	-	(251)	15,147
States and political subdivisions	358,012	3,170	(8,089)	353,093

Total fixed maturities	$707,196	$7,348	$(24,681)	$689,863

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$3,790	$151	$(69)	$3,872
Preferred stocks-perpetuals	32,434	3,509	(215)	35,728
Preferred stocks-with maturities	20,996	747	(528)	21,215

Total equity securities	$57,220	$4,407	$(812)	$60,815

	December 31, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$212,620	$895	$(32,876)	$180,639
CMOs (1) - residential	133,201	711	(13,229)	120,683
CMOs (1) - commercial	867	-	(237)	630
U.S. Government obligations	6,402	199	-	6,601
Agency MBS (2) residential	44,733	515	-	45,248
GSEs (3)	9,815	-	(242)	9,573
States and political subdivisions	283,237	3	(38,127)	245,113

Total fixed maturities	$690,875	$2,323	$(84,711)	$608,487

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Preferred stocks-perpetuals	$49,943	$-	$(12,489)	$37,454
Preferred stocks-with maturities	18,595	-	(2,042)	16,553

Total equity securities	$68,538	$-	$(14,531)	$54,007

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The cost basis of certain preferred stocks with maturities at December 31, 2009 includes an adjustment of $2,394,000 related to other-than-temporary impairment losses recorded in accumulated other comprehensive income in connection with new accounting standards adopted on April 1, 2009.

Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

 The amortized cost and fair value of fixed maturities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$6,319	$6,363	1.0%
Due after one year through five years	87,394	86,380	12.5%
Due after five years through ten years	59,910	57,563	8.3%
Due after ten years	422,508	413,848	60.0%
	576,131	564,154	81.8%
CMO and MBS
15 year	80,756	75,369	10.9%
20 year	6,790	6,668	1.0%
30 year	43,519	43,672	6.3%

	$707,196	$689,863	100.0%

The following table summarizes, for all securities in an unrealized loss position at December 31, 2008 and 2007, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$122,122	$2,287	$66,652	$5,070	$188,774	$7,357
CMOs (1) - residential	7,937	990	35,757	7,592	43,694	8,582
CMOs (1) - commercial	-	-	466	402	466	402
GSE	9,901	186	5,246	65	15,147	251
States and political
subdivisions	132,180	4,459	52,196	3,630	184,376	8,089
Total fixed maturities	272,140	7,922	160,317	16,759	432,457	24,681
Common stocks	1,861	69	-	-	1,861	69
Preferred stocks-perpetual	416	8	8,060	207	8,476	215
Preferred stocks-with maturities	-	-	8,692	528	8,692	528
Total temporarily impaired
securities	$274,417	$7,999	$177,069	$17,494	$451,486	$25,493

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$44,316	$6,681	$117,035	$26,195	$161,351	$32,876
CMOs (1) - residential	12,566	2,853	38,332	10,376	50,898	13,229
CMOs (1) - commercial	-	-	630	237	630	237
GSE	4,311	119	5,262	123	9,573	242
States and political
subdivisions	218,106	36,330	11,911	1,797	230,017	38,127
Total fixed maturities	279,299	45,983	173,170	38,728	452,469	84,711
Preferred stocks-perpetual	33,231	12,003	4,223	486	37,454	12,489
Preferred stocks-with maturities	8,616	1,377	7,937	665	16,553	2,042
Total temporarily impaired
securities	$321,146	$59,363	$185,330	$39,879	$506,476	$99,242

At December 31, 2009 and 2008, a total of 75 and 94 fixed maturities, respectively, and 13 and 16 equity securities, respectively, were in a continuous unrealized loss position for less than 12 months. At December 31, 2009 and 2008, a total of 56 and 59 fixed maturities, respectively, and 5 and 5 equity securities, respectively, had continuous unrealized losses for 12 months or longer. Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

After recognition of other-than-temporary impairment losses, substantially all of the unrealized losses on fixed maturities at December 31, 2009 and 2008 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions is due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil. Because the Company does not intend to sell, nor is it more likely than not, that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, the Company had $27,800,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 39.9% were in CMOs that originated in 2005 or earlier and 60.1% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The unrealized losses for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets since the time of their acquisition. Some of these financial institutions have exposure to sub-prime mortgages.

Other-Than-Temporary-Impairments

Based on management's review of the portfolio, which considered the various factors described in Note 1 (G) (vi) and Note 1 (H), the Company recorded the following losses for other-than-temporary impairments for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Other-than-temporary impairments:
Available-for-sale securities:
Fixed maturities	$522	$18,123	$-
Common stocks	-	-	385
Preferred stocks	271	20,124	-

	793	38,247	385

Investment in AMIC	29,198	-	-

Total other-than-temporary impairments	$29,991	$38,247	$385

As of March 31, 2009, the Company had previously recognized a total of $18,123,000 and $4,788,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statements of Operations. As a result of new accounting standards adopted on April 1, 2009, the Company has determined that (a) the portion of the previously recorded losses on debt securities, and preferred stocks evaluated as debt securities, representing a credit loss is $20,517,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities, and preferred stocks evaluated as debt securities, related to all other factors is $1,542,000, net of $852,000 of tax benefits. The Company also recorded an additional $49,000 adjustment to the opening balance of retained earnings and a corresponding adjustment to accumulated other comprehensive income representing its proportionate share of AMIC's  cumulative-effect adjustment as a result of its recently adopted accounting standards. Of the $20,517,000 of credit losses identified above, $2,394,000 relates to credit losses for which a portion of an other-than-temporary impairment was recognized in other comprehensive income. Since the adoption of the new accounting standards on April 1, 2009, no additional credit losses for other-than-temporary impairments were recorded on the securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income and therefore the amount of the cumulative credit loss recorded on these securities remains $2,394,000 at December 31, 2009.

Other-than-temporary impairments of $522,000 on fixed maturities were recorded during the year ended December 31, 2009 as a result of the Company's intent to sell certain municipal debt securities prior to the recovery of their amortized cost basis. No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption of the new accounting standards mentioned above.

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

Refer to Note 2 for information regarding the other-than-temporary impairment recorded in connection with the Company’s investment in AMIC.

Note 5.

Derivative Instruments

In connection with its previously outstanding $10,000,000 line of credit, a subsidiary of IHC entered into an interest rate swap with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company received a variable rate equal to the rate on the debt and paid a fixed rate (6.65%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge and, in August 2009, the interest rate swap expired. At December 31, 2008, the fair value of the interest rate swap was $260,000 which is included in other liabilities on the accompanying Consolidated Balance Sheets. See Note 6 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the years ended December 31, 2009 and 2008, the Company recorded $156,000 and $(82,000), respectively, of gains (losses) on the effective portion of the interest rate swap in accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, net of related taxes (benefits) of $104,000 and $(54,000), respectively.

At December 31, 2009 and 2008, the Company held no other derivative instruments and, for the year ended December 31, 2009, recorded no gains or losses related to derivative instruments in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2008 and 2007, the Company recorded losses of $38,000 and $683,000, respectively, in net realized investment gains representing the net change in fair value of a stock put on IHC shares of common stock issued in connection with the acquisition of IAC in 2006. All of the shares subject to the IHC stock put were exercised during 2008.

Note 6.

Fair Value Disclosures

    For all financial and non-financial assets and liabilities accounted for at fair value on a recurring basis, the Company utilizes valuation techniques based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market expectations. These two types of inputs create the following fair value hierarchy:

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

The following section describes the valuation methodologies we use to measure different assets and liabilities at fair value.

Investments in fixed maturities and equity securities:

Available-for-sale securities included in Level 1 are equity securities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, collateralized mortgage obligations, municipals, GSEs and certain preferred stocks that were priced with observable market inputs. Level 3 securities consist of CMO securities, primarily Alt-A mortgages. For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Further, we retain independent pricing vendors to assist in valuing certain instruments.

Interest rate swap:

The financial liability included in Level 2 consists of an interest rate swap at December 31, 2008 on IHC debt. It is valued using market observable inputs including market price, interest rate, and volatility within a Black Scholes model.

The following tables present our assets and liabilities measured at fair value on a recurring basis, at December 31, 2009 and 2008, respectively (in thousands):

December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$200,529	$-	$200,529
CMOs - residential	-	34,885	39,042	73,927
CMOs - commercial	-	-	466	466
US Government obligations	-	6,363	-	6,363
Agency MBS - residential	-	40,338	-	40,338
GSEs	-	15,147	-	15,147
States and political subdivisions	-	353,093	-	353,093
Total fixed maturities	-	650,355	39,508	689,863

Equity securities available-for-sale:
Common stocks	3,872	-	-	3,872
Preferred stocks - perpetual	35,728	-	-	35,728
Preferred stocks - with maturities	19,015	2,200	-	21,215
Total equity securities	58,615	2,200	-	60,815

Total	$58,615	$652,555	$39,508	$750,678

December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$180,639	$-	$180,639
CMOs - residential	-	95,981	24,702	120,683
CMOs - commercial	-	-	630	630
US Government obligations	-	6,601	-	6,601
Agency MBS - residential	-	45,248	-	45,248
GSEs	-	9,573	-	9,573
States and political subdivisions	-	245,113	-	245,113
Total fixed maturities	-	583,155	25,332	608,487

Equity securities available-for-sale:
Preferred stocks - perpetual	37,454	-	-	37,454
Preferred stocks - with maturities	14,397	2,156	-	16,553
Total equity securities	51,851	2,156	-	54,007

Total	$51,851	$585,311	$25,332	$662,494

FINANCIAL LIABILITIES:
Interest rate swap	$-	$260	$-	$260

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. For the year ending December 31, 2009, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. As a result of limited or inactive markets, certain securities were transferred out of Level 2 and into the Level 3 category during 2009 as of the end of the respective reporting period when the determination was made that previously observable inputs were no longer observable. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were sold or transferred out of the Level 3 category in 2009. For the year ended December 31, 2009, the Company did not include in earnings any realized investment gains or losses or any other-than-temporary impairments related to securities categorized as Level 3 securities. The changes in the carrying value of Level 3 assets and liabilities for the year ended December 31, 2009 are summarized as follows (in thousands):

	December 31, 2009
	CMOs
	Residential	Commercial	Total

Beginning balance	$24,702	$630	$25,332

Transfers into Level 3	11,295	-	11,295

Net unrealized gains (losses) included in
accumulated other comprehensive loss	7,505	(165)	7,340

Repayments and amortization of fixed maturities	(4,460)	1	(4,459)

Balance at end of period	$39,042	$466	$39,508

The following asset was measured at fair value on a nonrecurring basis during the year ended December 31, 2009:

	Level 1	Level 2	Level 3	Total

Investment in AMIC	$19,234	$-	$-	$19,234

The market value of the AMIC shares owned by IHC was approximately $19,234,000 at December 31, 2009 based on the closing market price of AMIC's common stock. Due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC has been below IHC’s carrying value, the Company recorded an other-than-temporary impairment loss of $16,752,000, net of $12,446,000 of deferred taxes, on its investment in AMIC, including goodwill, at December 31, 2009.

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Consolidated Financial Statements are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$23,833	$27,422	$24,947	$32,914

FINANCIAL
LIABILITIES:
Funds on deposit	$408,298	$410,485	$411,188	$407,767
Debt and junior
subordinated debt
securities	47,146	47,146	48,146	48,620

Note 7.

Net Investment Income

Major categories of net investment income for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007
	(In thousands)

Fixed maturities	$36,037	$38,248	$38,531
Equity securities	3,750	4,990	4,586
Short-term investments	110	1,278	3,981
Policy loans	1,789	1,836	1,740
Equity income (loss):
Investment partnerships	1,344	(3,046)	43
Operating partnerships	726	663	425
Other	44	617	200
Investment interest expense	-	(99)	(2,283)
Investment expenses	(280)	(272)	(172)

subtotal	43,520	44,215	47,051

Investment income allocated to
discontinued operations	-	(171)	(929)

Net investment income	$43,520	$44,044	$46,122

Note 8.

Net Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(In thousands)
Net realized investment gains (losses):
Fixed maturities	$8,253	$1,008	$(193)
Common stocks	43	(7,724)	1,437
Preferred stocks	493	718	346
	8,789	(5,998)	1,590

Sales of trading securities	-	493	715
IHC stock puts/call and other gains (losses)	-	(137)	(662)
Other trading account losses, net	-	(6,759)	-

Net realized investment gains (losses)	$8,789	$(12,401)	$1,643

For the years ended December 31, 2009, 2008 and 2007, the company realized gross gains of $11,785,000, $7,232,000 and 5,374,000, respectively, and gross losses of $2,996,000, $13,230,000 and $3,784,000, respectively, on sales of available-for-sale securities.

In the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed the trading accounts of the Company. Net realized investment gains and losses reported in the accompanying consolidated statements of operations for 2008 and 2007 include $493,000 and $715,000, respectively, of income related to direct investments in these trading accounts. Net investment income reported in the accompanying consolidated statements of operations for 2008 and 2007 includes $217,000 and $529,000 of income (loss) related to direct and indirect investments in these trading accounts.  The broker-dealer is now in bankruptcy.  The Company filed a claim and believes it will likely recover the $500,000 maximum amount available from the Securities Investor Protection Corporation (“SIPC”). Accordingly, the Company recorded a pre-tax loss of $6,759,000, included in net realized gains and losses on the consolidated statement of operations, in the fourth quarter of 2008 consisting of: (i) the carrying amounts of the Company's direct investments in these trading accounts amounting to $5,857,000 at the time of the loss; (ii) $1,402,000 of profits withdrawn in 2008 that may be subject to return; net of (iii) $500,000 of expected recoveries from SIPC. The write-down in value in the fourth quarter of 2008 of the Company's indirect investments in these accounts at the time of the loss, amounting to $235,000, is included in net investment income on the consolidated statement of operations. While the Company may be subject to legal claims in this matter, the ultimate resolution of any such claims would not be material to its financial condition. As of December 31, 2008, the Company no longer has any trading accounts.

Note 9.

Other Investments

Other investments consist of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Policy loans	$23,833	$24,947
Investment partnership interests	6,674	5,821
Operating partnership interests	5,990	5,810
Investment in trust subsidiaries	1,146	1,146

	$37,643	$37,724

Investment Partnership Interests

The Company had invested a total of $4,519,000 and $3,345,000 at December 31, 2009 and 2008, respectively, in a domestic feeder fund of Dolphin Limited Partnership III, L.P. (“Dolphin III").  Dolphin III operates as a private investment partnership to act as the “master fund” in a master-feeder fund structure.  Dolphin III generally seeks significant investment stakes in publicly traded North American companies with a market value of equity plus debt of approximately $2 billion or less. The Company's net investment income (loss) from Dolphin III for the years ended December 31, 2009, 2008 and 2007 was $1,174,000, $(2,358,000), and $(632,000), respectively.

With respect to its investment in Dolphin III, the Company is permitted to withdraw all, or a portion of, its capital account, excluding designated investments subject to lock-up, on any May 31 or November 30, upon 120 days prior written notice. A partner may not withdraw capital corresponding to such designated investments for up to three years from when the investment becomes a designated investment, subject to extension for one additional year. Unless waived by the general partner, the amount of aggregate withdrawals by limited partners as of any withdrawal date shall be limited, on a proportionate basis, so that no more than 25% of the fund's aggregate net asset value is withdrawn as of such date. If withdrawing more than 90% of its capital, the partner shall receive at least 90% of the estimated withdrawal proceeds no later than 45 days following the withdrawal date with the balance settled no later than 30 days after completion of the audit of Dolphin III. As of December 31, 2009, Dolphin III did not have any designated investments subject to lock-up and the Company had no unfunded commitments pertaining to Dolphin III.

Note 10.

Acquisitions

The Company completed the following acquisitions in 2009, 2008, and 2007. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. Pro forma results of operations for 2009, 2008 and 2007, as though these acquisitions had been completed at the beginning of those years, have not been presented since the effect of the acquisitions was not material.

(A)

Wisconsin Underwriting Associates, Inc

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

(B)

GroupLink

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

(C)

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

(D)

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

(E)

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

Note 11.

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by business segment are as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)

Balance at beginning of year	$52,331	$51,695	$46,210
Medical Stop-Loss:
AMIC other-than-temporary impairment	(4,222)	-	-
Acquisition of AMIC shares	-	(248)	-
Acquisition of Majestic	-	884	521
Fully Insured:
Acquisition of WUA	750	-	-
Acquisition of CAM	-	-	640
Acquisition of AMC	-	-	4,324

Balance at end of year	$48,859	$52,331	$51,695

See Note 22 for goodwill carrying amounts by segment as of December 31, 2009 and 2008.

Goodwill related to the Company's equity method investment in AMIC is considered in the evaluation of whether there has been an other-than-temporary decline in value of the overall investment in AMIC. At December 31, 2009, the Company wrote-off $4,222,000 of goodwill in connection with an other-than-temporary impairment loss related to it’s investment in AMIC. See Note 2 for further information regarding such impairment loss in 2009. No impairment charge for AMIC goodwill was required in 2008 or 2007.

Goodwill impairment tests are performed annually and between annual tests if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In determining the fair value of each reporting unit, the Company used an income approach, applying a discounted cash flown method which included a residual value. Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. The Company performed its annual tests at December 31, 2009 and determined that goodwill was not impaired.

At December 31, 2009, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2009, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 58% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, (iii) the general lack of confidence in equity securities, which has resulted in a flight to US Treasury securities and other investments perceived to be of a higher quality, (iv) both financial institutions and the insurance industry as a whole has seen similar drops in share prices, particularly in the fourth quarter of 2008 as concerns over the effects of the volatile equity and bond markets on insurance company’s investment portfolios are translating into lower share prices. The Company will continue to monitor IHC’s book value against market capitalization to determine whether an interim test of goodwill is warranted. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

At December 31, 2009 and 2008, the Company had other intangible assets of $8,262,000 and $15,308,000, respectively, net of accumulated amortization of $11,689,000 and $9,329,000, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets principally represent the estimated fair value of acquired agent and broker relationships. In both 2009 and 2008, $477,000 of other intangible assets had an indefinite life and is not subject to amortization.

The changes in the carrying amount of intangible assets by business segment are as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)

Balance at beginning of year	$15,308	$17,584	$13,984
Medical Stop-Loss:
Acquisition of Majestic	-	88	62
Fully Insured:
Acquisition of CAM	-	-	2,860
Acquisition of AMC	-	-	800
Capitalized software development	601	517	2,985
Write-off of capitalized software	(5,077)	-	-
Amortization expense	(2,570)	(2,881)	(3,107)

Balance at end of year	$8,262	$15,308	$17,584

In the fourth quarter of 2009, the Fully-Insured segment wrote-off $5,077,000 of previously capitalized software, net of $210,000 of accumulated amortization. The Company had been working with a software developer on this project for a number of years in order to improve the Company’s administrative efficiency as it sought in prior years to quickly expand its premiums under management. The software was delivered to the Company in the fourth quarter of 2009.  During testing of the software, it was determined that the system was not capable of administering the Company’s lines of business as is and it would take a substantial additional investment to implement.  As the Company is not willing to incur the additional investment to make the software functional, the carrying value was fully written off. The expense is included in selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2009.

Estimated amortization expense for each of the next five years is as follows:

Amortization
Year	Expense
(In thousands)

2010	1, 656
2011	1,555
2012	1,320
2013	1,132
2014	712

Note 12.

Sale of Credit Life and Disability Segment

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  The transaction closed in February 2008 with an initial payment of $10,940,000, representing the net statutory unearned premium reserve as of December 31, 2007 less a ceding fee of $8,820,000. In accordance with the terms of such coinsurance agreement, the Company continued to administer this block of business through June 30, 2008. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $8,847,000 and $12,781,000 are included in the Consolidated Balance Sheet at December 31, 2009 and 2008, respectively.  In connection with the sale, the Company accrued an estimated $2,520,000 of exit costs, including $589,000 of one-time termination benefits and a goodwill impairment charge of $393,000 at December 31, 2007. As a result of the transaction, the Company also recorded a $3,608,000 loss on the disposition of discontinued operations, net of $1,942,000 of tax benefits, in the Consolidated Statement of Operations for the year ended December 31, 2007.

The operating results of the credit life and disability segment for the years ended December 31, 2009, 2008 and 2007 have been reclassified to discontinued operations on the Consolidated Statements of Operations as follows (in thousands):

	2009	2008	2007

Revenues	$-	$-	$23,588

Pretax income (loss) from discontinued operations	$(572)	$990	$(324)
Tax expense (benefits) allocated to discontinued operations	(873)	346	(100)

Income (loss) from discontinued operations	$301	$644	$(224)

Income (loss) from discontinued operations for the years ended December 31, 2009 and 2008 of $301,000 and $644,000, respectively, net of tax, represents primarily expenses and changes in claims and reserves related to the insurance liabilities (currently in run-off status) for claims incurred prior to the sale on December 31, 2007. Tax benefits in 2009 include a $673,000 deferred benefit resulting from a capital loss associated with the difference in the tax basis of certain net assets sold.

The remaining net liabilities related to the discontinued operations include insurance reserves related to liabilities for claims incurred prior to December 31, 2007 and accrued exit costs. Changes in the net liabilities related to the discontinued operations for the year ended December 31, 2009 were as follows (in thousands):

	Claims	Accrued	Termination
	Liability	Expenses	Benefits	Total

Balance at beginning of year	$3,328	$-	$214	$3,542

Loss from discontinued operations:
Changes in claims and reserves
related to block in run-off	472			472
Expenses incurred related to block in run-off		68		68
Adjustment to accrued exit costs		32		32
				572
Payments of expenses accrued to administer
the business sold		(100)	(190)	(290)

Claim payments related to block in run-off	(2,278)			(2,278)

Balance at December 31, 2009	$1,522	$-	$24	$1,546

The Company believes that the net liabilities of discontinued operations at December 31, 2009 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 13.

Insurance Policy Claims and Reserves

The liabilities for unpaid claims and claim adjustment expenses and insurance reserves-health represent amounts necessary to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

Changes in the liability for reserves, unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for the years ended December 31, 2009, 2008 and 2007 are summarized below.

	2009	2008	2007
	(In thousands)

Balance at beginning of year	$211,318	$212,413	$174,065
Less: reinsurance recoverable	104,076	108,936	84,504
Net balance at beginning of year	107,242	103,477	89,561

Amount incurred:
Current year	180,015	190,927	191,346
Prior years	250	1,577	12,162

Total	180,265	192,504	203,508

Amount paid, related to:
Current year	108,438	112,748	114,401
Prior years	76,979	75,991	75,191

Total	185,417	188,739	189,592

Net balance at end of year	102,090	107,242	103,477
Plus: reinsurance recoverable	100,711	104,076	108,936
Balance at end of year	$202,801	$211,318	$212,413

The preceding schedule reflects (i) the due and unpaid; (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The amount incurred in 2009 for prior years of $250,000 is primarily the result of $2,586,000 of Medical Stop-Loss reserves and redundancies of $1,905,000 in the group disability reserves and $431,000 on all other reserves. The amount incurred in 2008 for prior years of 1,577,000 is primarily the result of $3,310,000 of Medical Stop-Loss reserves and redundancies of $1,191,000 in the Fully Insured reserves and $542,000 on all other reserves. The amount incurred in 2007 for prior years of $12,162,000 is primarily as a result of re-estimation of unpaid losses of $11,875,000 on Medical Stop-Loss reserves, $1,082,000 of Fully Insured reserves and a redundancy of $795,000 on all other reserves.

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

Note 14.

Debt and Junior Subordinated Debt Securities

(A)

Debt

In August 2006, a subsidiary of IHC amended its credit agreement with a commercial bank and increased its line of credit at that time to $15,000,000 with automatic reductions of $2,500,000 in August 2007 and August 2008, and the remaining $10,000,000 scheduled in August 2009. The Company simultaneously entered into an interest rate swap which was accounted for as a cash flow hedge. See Note 5 for further discussion of this derivative instrument. In August 2009, the Company made a $1,000,000 principal repayment on the outstanding line of credit and amended the credit agreement such that the line of credit was cancelled and the $9,000,000 remaining balance was converted into an amortizing term loan. The amortizing term loan: (i) bears a variable interest rate of Libor plus 3.35% (3.60% at December 31, 2009); (ii) requires principal payments in the amount of $1,500,000 in both August 2010 and August 2011, and (iii) matures in August 2012. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life and the assets of such subsidiary of IHC. At December 31, 2009 and 2008, there was $9,000,000 and $10,000,000, respectively, of outstanding debt under this credit agreement.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2009 and 2008 (in thousands):

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

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary and, therefore, the trusts are unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recognized liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries at both December 31, 2009 and 2008. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, fixed at 7.4% for the first five years through April 7, 2008 and 400 basis points over the three-month LIBOR thereafter, or 4.3% and 8.8% at December 31, 2009 and 2008, respectively; Independence Preferred Trust II, 390 basis points over the three-month LIBOR, or 4.2% and 8.7% at December 31, 2009 and 2008, respectively; and Independence Preferred Trust III, fixed at 7.2% through December 15, 2009 and 350 basis points over the three-month LIBOR thereafter, or 3.8% at December 31, 2009.

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

Cash payments for interest on debt and junior subordinated debt securities were $2,999,000 $3,592,000 and $3,992,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 15.

Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share, none of which was issued as of December 31, 2009 and 2008.

Note 16.

Common Stock

In 1991, IHC initiated a program of repurchasing shares of its common stock. In August 2007, the Board of Directors authorized an additional 100,000 shares to be purchased under the 1991 plan. Through December 31, 2009, the Company has repurchased 5,984,047 common shares at a cumulative cost of $37,967,000. This total includes repurchases of 23,015 shares and 19,865 shares in 2008 and 2007, respectively.  No shares were repurchased in 2009. All of the repurchased shares have been either retired, reissued, or have become treasury shares. At December 31, 2009, there were 108,642 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

In January 2008, IHC issued 127,520 shares of common stock as a private placement of unregistered securities under section 4(2) of Securities Act of 1993 (“Securities Act”). The IHC shares were issued from treasury stock at a fair value of $1,401,000. The difference between the fair value and the $2,422,000 cost basis of the treasury stock resulted in a $1,021,000 charge to retained earnings.

Note 17.

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

Under the terms of the Company’s share-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant or higher; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted unvested stock, SARs and share-based performance awards. Restricted unvested shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are equal to the quoted market price of IHC shares at the date of grant and have three year vesting periods. There were 1,273,284 shares available for future stock-based compensation grants under these plans at December 31, 2009.

Total share-based compensation expense recorded for the years ended December 31, 2009, 2008 and 2007 was $518,000, $1,180,000 and $1,325,000, respectively, and the related tax benefits recognized for the years ended December 31, 2009, 2008 and 2007 were $207,000, $471,000 and $528,000, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2009 was as follows:

	No. of Shares	Weighted-Average
	Under Option	Exercise Price

December 31, 2008	759,093	$17.94
Forfeited	(33,333)	16.07
Expired	(297,590)	20.49
Cancelled	(116,000)	20.63

December 31, 2009	312,170	14.62

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2009:

	Outstanding	Exercisable

Number of shares under option	312,170	171,502
Weighted average exercise price per share	$14.62	$17.14
Aggregate intrinsic value	$-	$-
Weighted average contractual term remaining	2.6 years	2.1 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted in 2009. The weighted average grant-date fair value of options granted during the years ended December 31, 2008 and 2007 was $3.44 and $6.51 per share, respectively. The assumptions set forth in the table below were used to value these grants:

	2008	2007

Weighted-average risk-free interest rate	2.2%	4.4%
Annual dividend rate per share	$.05	$.05
Weighted-average volatility factor of the
Company's common stock	36.6%	30.3%
Weighted-average expected term of options	4.5 years	4.5 years

Compensation expense of $357,000, $855,000 and $836,000 was recognized in the years ended December 31, 2009, 2008 and 2007, respectively, for the portion of the grant-date fair value of stock options vested during that period.

No options were exercised during 2009. During the year ended December 31, 2008, the Company received cash proceeds of $173,000 upon the exercise of 15,608 options with an intrinsic value of $31,000. In addition, another 276,192 options were exercised and, pursuant to the terms of the Company’s applicable stock option plans, payments were made equal to the difference between the fair values of such shares, with respect to the options at such exercise date, and the aggregate option strike price. The intrinsic value of such totaled $640,000 and the payments were made in the form of IHC common stock totaling 29,486 shares after deducting applicable income taxes. Cash proceeds of $570,000 were received from options exercised during the year ended December 31, 2007 with an intrinsic value of $333,000.

In connection with the cancellation of 116,000 stock options during the year ended December 31, 2009, the Company made cash payments totaling $6,000, which represents the fair value of the cancelled options as of the cancellation date.

At December 31, 2009, the total unrecognized compensation cost related to non-vested stock options was $302,000 which is expected to be recognized as compensation expense over a weighted average period of 1.1 years.

Restricted Stock

The Company issued 2,250, 2,250 and 7,050 restricted stock awards during the years ended December 31, 2009, 2008 and 2007, respectively, with weighted-average grant-date fair values of $6.74, $12.26 and $20.67 per share, respectively. The total fair value of restricted stock that vested in 2009, 2008 and 2007 was $340,000, $223,000 and $372,000, respectively. Restricted stock expense was $104,000, $347,000 and $393,000 in 2009, 2008 and 2007, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2009:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2008	18,976	$20.66
Granted	2,250	$6.74
Vested	(15,846)	$21.48

December 31, 2009	5,380	$12.43

At December 31, 2009, the total unrecognized compensation cost related to non-vested restricted stock awards was $ $37,000 which is expected to be recognized as compensation expense over a weighted average period of 1.5 years.

SARs and Other Share-Based Performance Awards

The fair value SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement No SARs were exercised in 2009, 2008 or 2007 however, in 2009, 80,000 SARs were cancelled and the

Company made a cash payment of $4,000 representing the fair value of the SARs at such time. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of share-based liabilities paid in 2009, 2008 and 2007 was $39,000, $70,000 and $101,000, respectively. Included in Other Liabilities on the Company’s Consolidated Balance Sheets at December 31, 2009 and December 31, 2008 are liabilities of $58,000 and $47,000, respectively, pertaining to SARs and other shared-based performance awards.

Note 18.

Income Taxes

The Company and its 80% or more owned subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. The provision for income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(In thousands)

CURRENT:
U.S. Federal	$1,545	$1,913	$6,669
State and Local	235	(211)	13
	1,780	1,702	6,682

DEFERRED:
U.S. Federal	(9,997)	(17,533)	(5,868)
State and Local	(2,452)	(568)	(386)
	(12,449)	(18,101)	(6,254)

	$(10,669)	$(16,399)	$428

Taxes computed at the Federal statutory rate of 35% in 2009, 2008 and 2007, attributable to pretax income from continuing operations, are reconciled to the Company's actual income tax expense on income from continuing operations as follows:

	2009	2008	2007
	(In thousands)

Tax computed at the statutory rate	$(6,336)	$(14,309)	$676
Dividends received deduction and tax
exempt interest	(2,025)	(1,433)	(373)
State and local income taxes, net of Federal effect	(1,442)	(506)	(242)
Other, net	(866)	(151)	367

Income tax expense	$(10,669)	$(16,399)	$428

Deferred income taxes for the year ended December 31, 2009 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $26,299,000, representing the decrease in the related net deferred tax asset to $3,968,000 at December 31, 2009 from $30,267,000 at December 31, 2008.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2009 and 2008 are summarized below. The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. The Company has certain tax-

planning strategies that were used in determining that a valuation allowance was not necessary on its deferred tax assets at December 31, 2009 or 2008.

	2009	2008
	(In thousands)

DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$3,193	$3,806
Unrealized losses on investment securities	6,532	36,256
Investment write-downs	5,665	11,145
Loss carryforwards	14,669	10,741
Investment in AMIC	9,479	-
Other	3,851	3,607

Total gross deferred tax assets	43,389	65,555

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(11,579)	(16,185)
Insurance reserves	(4,785)	(6,227)
Investment in AMIC	-	(1,791)
Other	(1,138)	(1,414)

Total gross deferred tax liabilities	(17,502)	(25,617)

Net deferred tax asset	$25,887	$39,938

As of December 31, 2009, the Company had net operating tax loss carryforwards arising from limitations on offsetting non-life insurance company losses against life insurance company income. The non-life insurance company tax loss carryforwards amount to approximately $28,100,000 at December 31, 2009, which expire as follows (in thousands):

2025	$498
2026	1,951
2027	7,294
2028	2,815
2029	10,152
2030	5,390

$28,100

In addition, as of December 31, 2009, the Company had capital tax loss carryforwards of approximately $13,800,000 expiring in 2014 and 2015 arising from the excess capital losses realized by the life insurance company group.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2009. As of December 31, 2009, the

Company believes there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

The Internal Revenue Service has completed its audit of the Company’s 2003 and 2004 consolidated income tax returns and associated refund claims for the carryback of net operating losses and capital losses and made no changes to the reported tax for those periods.

Interest expense and penalties for the years ended December 31, 2009 and 2007 are insignificant, however $969,000 of interest income related to tax refunds is included in selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2008.

Net cash payments for income taxes were $2,393,000, $3,022,000 and $6,571,000 in 2009, 2008 and 2007, respectively.

Note 19.

Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2009, 2008 and 2007 for operating leases was $4,137,000, $4,048,000 and $4,004,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2009 are as follows (in thousands):

2010	$3,336
2011	3,101
2012	2,131
2013	1,654
2014	1,543
2015 and thereafter	4,151

Total	$15,916

At December 31, 2009, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies, and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with a carrying value of $10,556,000 and $10,340,000 were on deposit with various state insurance departments at December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company had net receivables of $40,878,000 and $48,136,000 from two different reinsurers which are rated A and A-, respectively, by A.M. Best.  These are the only reinsurers with a net receivable that individually exceed 10% of the stockholders' equity of the Company. The Company believes that these receivables are fully collectible.

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

Note 20.

Acquisitions of Policy Blocks

In addition to its core life and health lines of business, IHC has acquired blocks of life insurance and annuity policies from other insurance companies, guaranty associations and liquidators. The deferred acquisition costs that arise from the acquisition of these policy blocks are costs that vary with, and are primarily related to, the acquisition of new and renewal insurance contracts. As these were acquisitions of blocks of existing policies, the deferral reflects the purchase price of the policies and the associated finder’s fees. Both of these were variable and directly related to obtaining the policy block.

Madison National Life did not record any significant policy block acquisitions in 2009 or 2007.

Effective April 1, 2008 Madison National Life acquired a block of life insurance and annuity policies by entering into a coinsurance agreement with an unaffiliated insurer whereby Madison National Life assumed 25%  of the business covered under the agreement. Under terms of the acquisition, Madison National Life assumed administration of the policies on November 1, 2008. The impact of this transaction was as follows:

Liabilities:
Insurance reserves - life	$32,183
Funds on deposit	32,251
Other policyholders' funds	4,700
Other	27
69,161

Non-cash assets:
Deferred acquisition costs	8,850
Other investments (policy loans)	2,971
Due and unpaid premiums	61
11,882

Cash received	$57,279

Note 21.

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

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(In thousands)

Life Insurance In-Force:

December 31, 2009	$11,091,711	$703,045	$6,173,559	$5,621,197	12.5%
December 31, 2008	7,224,141	554,219	2,326,940	5,451,420	10.2%
December 31, 2007	7,538,793	674,020	2,758,084	5,454,729	12.4%

Benefits to Policyholders:

December 31, 2009	$302,785	$93,307	$176,301	$219,791	42.5%
December 31, 2008	320,869	77,464	176,736	221,597	35.0%
December 31, 2007	349,585	65,966	197,612	217,939	30.3%

Premiums Earned:

December 31, 2009
Health	$376,139	$97,527	$215,567	$258,099	37.8%
Life and annuity	39,285	14,595	17,180	36,700	39.8%
	$415,424	$112,122	$232,747	$294,799	38.0%

December 31, 2008
Health	$428,186	$89,972	$237,944	$280,214	32.1%
Life and annuity	35,888	10,073	8,887	37,074	27.2%
	$464,074	$100,045	$246,831	$317,288	31.5%

December 31, 2007
Health	$460,528	$90,512	$278,292	$272,748	33.2%
Life and annuity	37,084	7,265	10,212	34,137	21.3%
	$497,612	$97,777	$288,504	$306,885	31.9%

Included in Gross Amount in 2009, 2008 and 2007, respectively, are $62,259,000, $76,835,000 and $85,749,000 of premiums written through AMIC subsidiaries. Included in Ceded to Other Companies in 2009, 2008 and 2007, respectively, are $45,519,000, $57,031,000 and $68,143,000 of Premiums Earned and $31,009,000, $39,670,000 and $50,128,000 of Benefits to Policyholders for business ceded to Independence American, a subsidiary of AMIC.

Note 22.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves and liabilities of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Information by business segment for the years ended December 31, 2009, 2008 and 2007 is presented below.

	2009	2008	2007
	(In thousands)
Revenues:
Medical Stop-Loss (A)	$133,121	$165,285	$169,057
Fully Insured Health (B)	118,318	121,195	115,490
Group disability; life, annuities and DBL (C)	64,992	57,664	56,410
Individual life, annuities and other	60,638	62,941	60,112
Corporate	1,314	(2,750)	(5)
	378,383	404,335	401,064
Net realized investment gains (losses)	8,789	(12,401)	1,643
Other-than-temporary impairment losses	(29,991)	(38,247)	(385)

Total revenues	$357,181	$353,687	$402,322

Income (loss) from continuing operations
before income taxes:
Medical Stop-Loss (A)	$3,709	$4,386	$(3,215)
Fully Insured Health (B)	(7,808)	499	(768)
Group disability; life, annuities and DBL (C) (D)	7,107	7,356	6,931
Individual life, annuities and other	6,302	6,817	7,944
Corporate	(3,393)	(5,611)	(5,963)
	5,917	13,447	4,929
Interest expense	(2,817)	(3,776)	(4,194)
Net realized investment gains (losses)	8,789	(12,401)	1,643
Other-than-temporary impairment losses	(29,991)	(38,247)	(385)

Income (loss) from continuing operations
before income taxes	$(18,102)	$(40,977)	$1,993

(A)

The amount includes equity income from AMIC of $786,000, $338,000 and $268,000 for the years 2009, 2008 and 2007, respectively.

(B) The amount includes equity income from AMIC of $387,000, $96,000 and $218,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(C) The amount includes equity income from AMIC of $116,000, $46,000 and $60,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(D)

 The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $2,458,000, $2,722,000 and $2,912,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense for the other segments is insignificant.

	2009	2008
	(In thousands)
IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss (A)	$143,935	$156,187
Fully Insured Health (B)	153,582	165,450
Group disability; life, annuities and DBL	266,640	231,031
Individual life, annuities and other	672,798	618,877
Corporate (C)	67,521	102,349
	$1,304,476	$1,273,894

(A)

The Medical Stop-Loss segment includes allocated goodwill of $4,205,000 at December 31, 2009 and 2008.

(B)

The Fully Insured Health segment includes allocated goodwill of $44,654,000 and $43,904,000 at December 31, 2009 and 2008, respectively.

(C)

The Corporate segment includes the investment in AMIC of $19,234,000 and $45,439,000 (including $4,222,000 of goodwill) at December 31, 2009 and 2008, respectively.

Note 23.

Dividend Restrictions on Insurance Subsidiaries and IHC

Dividends from Madison National Life are subject to the prior notification to the Commissioner of Insurance of the State of Wisconsin if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year.  In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. Madison National Life declared and paid $3,000,000 of dividends in 2009.   No dividends were declared or paid by Madison National Life in 2008 or 2007. Madison National Life's statutory capital and surplus was $169,301,000 (unaudited) and $138,243,000 as of December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, Madison National Life's statutory net income (loss) was $21,423,000 (unaudited), $(4,824,000) and 7,357,000, respectively.

The payment of dividends by Standard Security Life to its parent, Madison National Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. Standard Security Life declared and paid dividends to Madison National Life of $7,800,000, $4,500,000 and 2,000,000 in 2009, 2008 and 2007, respectively. Standard Security Life's statutory capital and surplus was $115,055,000 (unaudited) and $114,274,000 as of December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, Standard Security Life's statutory net income (loss) was $8,783,000 (unaudited), $(3,803,000) and $4,617,000, respectively.

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $771,000 in both 2009 and 2008, and $763,000 in 2007.

Note 24.

Other Comprehensive Income (Loss)

The components of total comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, (ii) the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired, and (iii) effective April 1, 2009, the portion of other-than-temporary impairments of fixed maturities related to all other factors than those deemed to be a credit loss.

The net unrealized gains and losses on investment securities included in total comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Before	Tax	Net of
	Tax	Effect	Tax
	(In thousands)
2009
Unrealized gains arising during the year	$95,484	$(30,006)	$65,478
Allocation to deferred acquisition costs	(11,559)	-	(11,559)
Reclassification of net gains included in earnings	(8,789)	3,144	(5,645)
Reclassification of losses recognized as other-than-
temporary impairments in earnings	793	(289)	504
Net unrealized gains on available-for-sale securities	$75,929	$(27,151)	$48,778

2008
Unrealized losses arising during the year	$(114,993)	$37,065	$(77,928)
Allocation to deferred acquisition costs	11,340	-	11,340
Reclassification of net losses included in earnings	5,999	(2,099)	3,900
Reclassification of losses recognized as other-than-
temporary impairments in earnings	38,247	(13,725)	24,522
Net unrealized losses on available-for-sale securities	$(59,407)	$21,241	$(38,166)

2007
Unrealized losses arising during the year	$(9,710)	$3,467	$(6,243)
Allocation to deferred acquisition costs	203	-	203
Reclassification of net gains included in earnings	(1,589)	556	(1,033)
Reclassification of losses recognized as other-than-
temporary impairments in earnings	385	(135)	250
Net unrealized losses on available-for-sale securities	$(10,711)	$3,888	$(6,823)

No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption, in the second quarter of 2009, of the new accounting standards related to other-than-temporary impairments.

Note 25.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years ended December 31, 2009 and 2008 are summarized below:

		FIRST		SECOND		THIRD		FOURTH
		QUARTER		QUARTER		QUARTER		QUARTER
		(In thousands, except per share data)
2009

Total revenues		$99,371		$100,599		$93,082		$64,129

Income (loss) from continuing operations		$3,349		$1,963		$1,881		$(14,626)
Income (loss) from discontinued operations		(237)		(117)		49		606
Income (loss) from noncontrolling
interests in subsidiaries		7		13		(5)		(5)

Net income (loss) attributable to IHC		$3,119		$1,859		$1,925		$(14,025)

Basic (loss) income per common share:
Income (loss) from continuing operations		$.22		$.13		$.12		$(.95)
Income (loss) from discontinued operations		(.02)		(.01)		-		.04

Basic income per common share		$.20		$.12		$.12		$(.91)

Diluted income (loss) per common share:	$		$		$		$
Income (loss) from continuing operations		.22		.13		.12		(.95)
Income (loss) from discontinued operations		(.02)		(.01)		-		.04

Diluted income per share		$.20		$.12		$.12		$(.91)

		FIRST		SECOND		THIRD		FOURTH
		QUARTER		QUARTER		QUARTER		QUARTER
		(In thousands, except per share data)
2008

Total revenues		$104,418		$89,318		$81,934		$78,017

Income (loss) from continuing operations		$3,004		$(6,667)		$(9,464)		$(11,451)
Income (loss) from discontinued operations		-		-		708		(64)
Income (loss) from noncontrolling operations
interests in subsidiaries		68		(26)		8		44

Net income (loss) attributable to IHC		$3,072		$(6,693)		$(8,748)		$(11,471)

Basic (loss) income per common share:
Income (loss) from continuing operations		$.20		$(.43)		$(.61)		$(.74)
Income from discontinued operations		-		-		.04		-

Basic income per common share		$.20		$(.43)		$(.57)		$(.74)

Diluted income (loss) per common share:	$		$		$		$
Income (loss) from continuing operations		.20		(.43)		(.61)		(.74)
Income from discontinued operations		-		-		.04		-

Diluted income per share		$.20		$(.43)		$(.57)		$(.74)

Note 26.

Other Subsequent Events

In January 2010, the Company acquired the assets of a managing general underwriter that controls approximately $30 million of employer medical stop-loss business for a $2,500,000 purchase price.  In addition, IHC Health Holdings Corp. acquired a majority of the stock of a company that provides utilization review and medical management services to fully insured and self-funded health plans for a purchase price of $500,000 and also acquired a majority of the stock of a hospital bill review company for a purchase price of $500,000.

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2009

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
	(In thousands)
FIXED MATURITIES:
United States Government and
Government agencies and
authorities	$46,475	$46,701	$46,701
GSEs(1)	15,398	15,147	15,147
States, municipalities and
political subdivisions	358,012	353,093	353,093
Public utilities	22,023	21,155	21,155
All other debt securities	265,288	253,767	253,767

TOTAL FIXED MATURITIES	707,196	689,863	689,863

EQUITY SECURITIES:
Common stock	3,790	3,872	3,872
Non-redeemable preferred
stocks	53,430	56,943	56,943

TOTAL EQUITY SECURITIES	57,220	60,815	60,815

Short-term investments	52	52	52
Securities purchased under
agreements to resell	42,708	42,708	42,708
Investment partnership interests	6,674	6,674	6,674
Operating partnership interests	5,990	5,990	5,990
Policy loans	23,833	23,833	23,833
Investment in trust subsidiaries	1,146	1,146	1,146

TOTAL INVESTMENTS	$844,819	$831,081	$831,081

(1) Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

		SCHEDULE II

INDEPENDENCE HOLDING COMPANY
BALANCE SHEETS
(PARENT COMPANY ONLY)
	DECEMBER 31,
	2009	2008
	(In thousands, except share data)

ASSETS:
Cash and cash equivalents	$453	$257
Fixed maturities, available-for-sale	3,521	-
Other investments	5,665	4,491
Investments in continuing consolidated subsidiaries	235,473	191,046
Investment in AMIC	11,549	10,781
Taxes receivable	12,387	11,360
Goodwill	1,997	3,732
Other assets	129	878

TOTAL ASSETS	$271,174	$222,545

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$4,378	$3,753
Amounts due to consolidated subsidiaries, net	18,540	13,086
Income taxes payable	4,671	680
Net liabilities related to discontinued operations	1,546	3,542
Junior subordinated debt securities	38,146	38,146
Dividends payable	386	388

TOTAL LIABILITIES	67,667	59,595

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, $1.00 par value, 20,000,000 shares authorized;
15,459,720 and 15,434,891 shares issued,
15,426,965 and 15,402,136 shares outstanding	15,460	15,435
Paid-in capital	100,447	101,086
Accumulated other comprehensive loss	(7,104)	(54,291)
Treasury stock, at cost; 32,755 shares	(326)	(326)
Retained earnings	94,490	100,798

TOTAL IHC’S STOCKHOLDERS' EQUITY	202,967	162,702
NONCONTROLLING INTERESTS IN SUBSIDIARIES	540	248

TOTAL EQUITY	203,507	162,950

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$271,174	$222,545

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	2009	2008	2007
	(In thousands)

REVENUES:
Net investment income (expense)	$1,298	$(2,194)	$(448)
Net realized investment gains (losses)	(2)	(38)	(679)
Other-than-temporary impairment losses	(1,735)	-	-
Other income	3,357	2,986	3,037

	2,918	754	1,910

EXPENSES:
Interest expense on debt	2,269	2,993	3,243
General and administrative expenses	4,229	3,052	5,346

	6,498	6,045	8,589

Loss before tax benefit	(3,580)	(5,291)	(6,679)
Income tax benefit	(1,446)	(1,918)	(2,232)

Loss before equity in net income (loss) of subsidiaries	(2,134)	(3,373)	(4,447)
Equity in net income (loss) of subsidiaries	(5,299)	(21,205)	6,012

Income (loss) from continuing operations	(7,433)	(24,578)	1,565

Discontinued operations:
Income (loss) from discontinued operations	301	644	(224)
Loss on disposition of discontinued operations	-	-	(3,608)

Net loss	(7,132)	(23,934)	(2,267)

(Income) loss from noncontrolling interests in	10	94	(61)
subsidiaries

Net loss attributable to IHC	$(7,122)	$(23,840)	$(2,328)

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	2009	2008	2007
	(In thousands)

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net loss	$(7,132)	$(23,934)	$(2,267)
Adjustments to net income:
Equity in net (income) loss of subsidiaries	5,299	21,205	(6,012)
(Income) loss from discontinued operations	(301)	(644)	224
Loss on disposition of discontinued operations	-	-	3,608
Other	(248)	(1,940)	(2,731)
Changes in other assets and liabilities	6,223	1,091	2,696

Net change in cash from operating activities	3,841	(4,222)	(4,482)

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Decrease in investments in and advances to consolidated
subsidiaries	2,500	1,563	3,176
Purchases of fixed maturities	(5,007)	-	-
Sales of fixed maturities	1,501	-	-
Net distributions from other investments	(1,174)	2,358	632
Other	-	-	(1)

Net change in cash from investing activities	(2,180)	3,921	3,807

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1	1,401	-
Repurchases of common stock	-	(133)	(398)
Exercises of common stock options	-	173	570
Excess tax benefits from exercises of common stock options	(720)	(363)	35
Dividends paid	(746)	(768)	(760)

Net change in cash from financing activities	(1,465)	310	(553)

Net change in cash and cash equivalents	196	9	(1,228)
Cash and cash equivalents, beginning of year	257	248	1,476

Cash and cash equivalents, end of year	$453	$257	$248

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

		FUTURE
		POLICY		OTHER			INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,	UNEARNED	POLICY-	NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	PREMIUMS	HOLDERS’	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	(3)	FUNDS	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2009
Medical Stop-Loss	$-	71,504	-	-	127,724	3,690	92,899	-	36,513	$127,724
Fully Insured Health	115	34,721	2,065	506	84,698	789	58,500	28	67,598	84,395
Group disability; life,
annuities and DBL	4,003	234,986	2,108	44	54,896	9,657	39,270	364	18,251	54,988
Individual life, annuities
and other	40,126	552,267	9,044	19,967	27,481	28,070	34,565	5,127	14,644	27,476
Corporate	-	-	-	-	-	1,314	-	-	4,707	-
	$44,244	893,478	13,217	20,517	294,799	43,520	225,234	5,519	141,713	$294,583

December 31, 2008
Medical Stop-Loss	$-	89,684	-	-	159,392	4,273	117,076	-	43,823	$159,392
Fully Insured Health	144	38,197	1,921	385	81,020	895	51,559	80	69,057	79,755
Group disability; life,
annuities and DBL	5,115	214,440	1,824	59	46,957	10,323	33,718	149	16,441	46,992
Individual life, annuities
and other	57,142	570,654	12,982	21,444	29,919	31,306	38,184	6,116	11,824	29,912
Corporate	-	-	-	-	-	(2,753)	-	-	2,861	-
	$62,401	912,975	16,727	21,888	317,288	44,044	240,537	6,345	144,006	$316,051
December 31, 2007
Medical Stop-Loss	$-	95,289	-	-	162,438	4,579	128,409	-	43,863	$162,438
Fully Insured Health	223	40,999	4,591	304	72,048	651	50,901	234	65,123	73,713
Group disability; life,
annuities and DBL	3,096	205,933	1,770	45	45,220	10,671	34,774	141	14,564	46,085
Individual life, annuities
and other	42,128	512,795	16,054	17,389	27,179	30,226	36,621	5,736	9,811	27,171
Corporate	-	-	-	-	-	(5)	-	-	5,958	-
	$45,447	855,016	22,415	17,738	306,885	46,122	250,705	6,111	139,319	$309,407

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

(3)

2009 and 2008 includes $8,847,000 and $12,781,000, respectively of unearned premium reserves related to the co-insurance agreement for the sale of the Company’s credit segment.

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

10.6

Amended and Restated Executive Employment Agreement, dated as of March 25, 2010, by and among Independence Holding Company, IHC Health Solutions, Inc. and Mr. Jeffrey C. Smedsrud.*

10.7

2005 Deferred Compensation Agreements for Performance Bonus, dated as of June 17, 2005, between Independence Holding Company and, respectively, Ms. Teresa A. Herbert and Mr. David T. Kettig. (Filed, respectively, as Exhibit 10(iii)(A)(8)(a) and Exhibit 10(iii)(A)(8)(b) to our Current Report on Form 8-K filed with the SEC on June 22, 2005, and incorporated herein by reference.)

10.8

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

10.9

Senior Leadership Team Annual Cash Bonus Plan, effective as of November 9, 2005.  (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on November 10, 2005 and incorporated herein by reference.)

10.10

Amended and Restated Executive Employment Agreement, dated as of March 25, 2010, by and among Independence Holding Company, Actuarial Management Corporation and Mr. Bernon R. Erickson, Jr.*

Other Exhibits

21

Subsidiaries of Independence Holding Company, as of March 23, 2009.*

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