Form 10-Q
period 2010-03-31
INDEPENDENCE HOLDING CO
filed 2010-05-17
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010.

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 14, 2010
Common stock, $ 1.00 par value	15,275,155 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 2010 (unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Operations -
Three Months Ended March 31, 2010 and 2009 (unaudited)	5

Condensed Consolidated Statement of Changes in Equity -
Three Months Ended March 31, 2010 (unaudited)	6

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2010 and 2009 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	43

Item 6. Exhibits	43

Signatures	44

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS:
Investments:
Short-term investments	$53	$52
Securities purchased under agreements to resell	22,205	42,708
Fixed maturities, available-for-sale	753,372	689,863
Equity securities, available-for-sale	55,107	60,815
Other investments	37,695	37,643
Total investments	868,432	831,081

Cash and cash equivalents	11,917	7,394
Due from securities brokers	27,768	5,579
Investment in American Independence Corp. ("AMIC")	-	19,234
Deferred acquisition costs	42,566	44,244
Due and unpaid premiums	52,111	48,731
Due from reinsurers	174,488	184,583
Premium and claim funds	38,469	43,663
Notes and other receivables	18,232	13,528
Goodwill	51,783	48,859
Other assets	69,790	57,580

TOTAL ASSETS	$1,355,556	$1,304,476

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves-health	$194,169	$184,146
Insurance reserves-life and annuity	275,280	270,987
Funds on deposit	411,603	408,298
Unearned premiums	13,019	13,217
Policy claims-health	19,057	18,655
Policy claims-life	12,124	11,392
Other policyholders' funds	20,313	20,517
Due to securities brokers	4,981	8,187
Due to reinsurers	36,056	45,516
Accounts payable, accruals and other liabilities	69,519	71,362
Liabilities related to discontinued operations	1,360	1,546
Debt	9,000	9,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,104,627	1,100,969

EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,468,551 and 15,459,720 shares issued;
15,279,096 and 15,426,965 shares outstanding	15,469	15,460
Paid-in capital	100,498	100,447
Accumulated other comprehensive loss	(2,564)	(7,104)
Treasury stock, at cost 189,455 and 32,755 shares	(1,581)	(326)
Retained earnings	110,524	94,490

TOTAL IHC STOCKHOLDERS’ EQUITY	222,346	202,967
NONCONTROLLING INTERESTS IN SUBSIDIARIES	28,583	540

TOTAL EQUITY	250,929	203,507

TOTAL LIABILITIES AND EQUITY	$1,355,556	$1,304,476

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Premiums earned:
Health	$61,842	$66,638
Life and annuity	9,042	9,795
Net investment income	9,371	10,719
Fee income	7,560	8,459
Net realized investment gains	349	1,665
Other-than-temporary impairment losses	(1,626)	(271)
Equity income from AMIC	280	693
Gain on bargain purchase of AMIC	27,830	-
Other income	1,702	1,097
	116,350	98,795
EXPENSES:
Insurance benefits, claims and reserves:
Health	43,563	43,796
Life and annuity	13,265	12,400
Selling, general and administrative expenses	31,435	36,478
Amortization of deferred acquisitions costs	1,318	1,050
Interest expense on debt	471	770
	90,052	94,494

Income from continuing operations before income taxes	26,298	4,301
Income taxes	9,921	952

Income from continuing operations	16,377	3,349

Discontinued operations:
Loss from discontinued operations	(127)	(237)

Net income	16,250	3,112

(Income) loss from noncontrolling interests in subsidiaries	(216)	7

NET INCOME ATTRIBUTABLE TO IHC	$16,034	$3,119

Basic income (loss) per common share:
Income from continuing operations	$1.06	$.22
Loss from discontinued operations	(.01)	(.02)
Basic income per common share	$1.05	$.20

WEIGHTED AVERAGE SHARES OUTSTANDING	15,341	15,408

Diluted income (loss) per common share
Income from continuing operations	$1.05	$.22
Loss from discontinued operations	(.01)	(.02)
Diluted income per common share	$1.04	$.20

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,345	15,411

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2009	$15,460	$100,447	$(7,104)	$(326)	$94,490	$202,967	$540	$203,507

Net income					16,034	16,034	216	16,250
Net change in unrealized
gains (losses)			4,424			4,424	-	4,424
Total comprehensive
income						20,458	216	20,674

Repurchase of common stock				(1,255)		(1,255)	-	(1,255)
Acquisition of MedWatch						-	480	480
Acquisition of HBA						-	480	480
Acquisition of American
Independence Corp.		(121)	116			(5)	26,960	26,955
Share-based compensation
expenses and related
tax benefits	9	166				175	-	175
Other capital transactions		6				6	(93)	(87)

BALANCE AT
MARCH 31, 2010	$15,469	$100,498	$(2,564)	$(1,581)	$110,524	$222,346	$28,583	$250,929

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2010	2009
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$16,250	$3,112
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on bargain purchase of AMIC	(27,830)	-
Loss from discontinued operations	127	237
Amortization of deferred acquisition costs	1,318	1,050
Net realized investment gains	(349)	(1,665)
Other-than-temporary impairment losses	1,626	271
Equity income from AMIC and other equity method investments	(379)	(844)
Depreciation and amortization	1,164	1,306
Share-based compensation expenses	179	267
Deferred tax (benefit) expense	11,894	(568)
Other	110	150
Changes in assets and liabilities:
Change in insurance liabilities	(13,878)	(7,618)
Additions to deferred acquisition costs, net	(1,021)	(981)
Change in net amounts due from and to reinsurers	9,243	925
Change in premium and claim funds	9,540	5,346
Change in current income tax liability	(2,464)	1,582
Change in due and unpaid premiums	6,422	2,569
Change in other assets	282	962
Change in other liabilities	(13,292)	(2,414)
Net change in cash from operating activities of continuing operations	(1,058)	3,687
Net change in cash from operating activities of discontinued operations	(408)	(751)

Net change in cash from operating activities	(1,466)	2,936

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(25,744)	(17,154)
Net purchases of short-term investments	-	(1)
Net sales of securities under resale and repurchase agreements	21,806	31,629
Sales of equity securities	18,115	-
Purchases of equity securities	(6,530)	-
Sales of fixed maturities	147,571	105,199
Maturities and other repayments of fixed maturities	29,891	36,492
Purchases of fixed maturities	(183,739)	(157,420)
Additional investments in other investments, net of distributions	293	472
Cash acquired in acquisition of AMIC, net of cash paid	4,562	-
Cash paid in acquisitions of companies, net of cash acquired	(3,469)	(275)
Cash received in acquisition of policy blocks	1,194	-
Change in notes and other receivables	1,134	(1,270)
Other	(402)	(844)

Net change in cash from investing activities	4,682	(3,172)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1
Repurchases of common stock	(1,254)	-
Excess tax expense from exercises of stock options and
vesting of restricted stock	(8)	(64)
Proceeds of investment-type insurance contracts	2,955	824
Dividends paid	(386)	(386)
Net change in cash from financing activities	1,307	375

Net change in cash and cash equivalents	4,523	139
Cash and cash equivalents, beginning of year	7,394	7,767

Cash and cash equivalents, end of period	$11,917	$7,906

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); (ii) its majority owned insurance company, Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Administrative Services, Inc., managing general underwriters ("MGUs") in which it owns a significant voting interest, IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a 50.1% interest in American Independence Corp. (AMIC).

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 53% of IHC's outstanding common stock at March 31, 2010.

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

IHC acquired a controlling interest in AMIC on March 5, 2010. Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Condensed Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results.  The Condensed Consolidated Balance Sheet at March 31, 2010 includes the consolidated balance sheet of AMIC.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued standards requiring new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements.  This guidance also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques.  The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; early adoption is permitted.  The adoption of this guidance, effective January 1, 2010, did not have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued standards which among other things, amends former guidance on the consolidation of variable interest entities. The standards (i) require an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend previous guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity's involvement in a variable interest entity. In December 2009, these standards were added to the Accounting Standards Codification (“Codification”). The adoption of this guidance, effective January 1, 2010, did not have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued standards to revise previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. In December 2009, these standards were added to the Codification. Among other things, the guidance eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets.  The guidance was effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date. The adoption of this guidance, effective January 1, 2010, did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In April 2010, the FASB issued guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act.  This guidance is applicable for registrants with a period end that falls between the signing dates for which the timing difference could have an accounting impact. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

(D)

 Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2010 presentation.

(E)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of March 31, 2010. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-month period ended March 31, 2010. The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

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

In March 2010, IHC acquired a controlling interest in AMIC as a result of the purchase of AMIC common stock in the open market. The principal reasons for acquiring control were: (i) the low market price of the AMIC stock; (ii) the improved financial presentation for IHC resulting from the consolidation of financial reporting; and (iii) a closer relationship that will create greater long-term value for both companies. The acquisition furthers IHC's goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. Share purchases of 27,668 shares, or $141,000, through March 5, 2010 (the "Acquisition Date"), totaling 0.33% of voting equity interest, brought the total of AMIC shares owned by the Company to more than 50% of AMIC's outstanding common stock and as a result, IHC has included AMIC’s consolidated assets and liabilities and results of operations, subsequent to the Acquisition Date, in its condensed consolidated financial results as of and for the period ended March 31, 2010. At December 31, 2009, IHC owned 49.7% of AMIC's outstanding common stock which was purchased in various transactions from 2002 through 2008 and accounted for its investment in AMIC under the equity method. In the fourth quarter of 2009, under the equity method of accounting, due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC had been below IHC’s carrying value, the Company recorded an other-than-temporary impairment loss of $29,198,000 on its investment in AMIC. At December 31, 2009, the carrying value of IHC's investment in AMIC was $19,234,000.

In determining the bargain purchase gain with regard to the acquisition of the controlling interest in AMIC, IHC first recognized a gain of $2,201,000 as a result of remeasuring its equity interest in AMIC to its fair value of $22,013,000 immediately before the acquisition based on the closing market price of AMIC's common stock. Then, upon the acquisition of a controlling interest on March 5, 2010, the Company consolidated the net assets of AMIC.  Accordingly, the Company determined the fair value of the identifiable assets acquired and liabilities assumed from AMIC on the Acquisition Date.  The fair value of the net assets acquired exceeded the sum of: (i) the fair value of the consideration paid; (ii) the fair value of IHC’s equity investment prior to the acquisition; and (iii) the fair value of the noncontrolling interests in AMIC, resulting in a bargain purchase gain of $25,629,000. The total gain, amounting to $27,830,000, pre-tax, is included in gain on bargain purchase of AMIC on the Company’s Condensed Consolidated Statement of Operations. This gain is a result of the quoted market price of AMIC being significantly less than the fair value of the net assets of AMIC.  This disparity is due to the low trading volume in AMIC shares, and a discount on the shares traded due to a lack of control by minority shareholders.  The fair value of the noncontrolling interests in AMIC was based on the closing market price of AMIC’s common stock on the Acquisition Date.

In connection with the acquisition, the Company recorded $12,200,000 of intangible assets. Of this amount, $1,700,000 represents the fair value of agent and marketing contracts and relationships, $1,000,000 represents the fair value of a domain name, and $2,000,000 represents the fair value of customer lists and all are amortizable over the life of the respective intangible asset. The remaining $7,500,000 represents non-amortizable intangible assets consisting of the fair value of insurance licenses with indefinite lives. As the AMIC acquisition was accounted for as a bargain purchase, the Company did not record goodwill in connection with the transaction.

The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of AMIC on the Acquisition Date based on their respective fair values (in thousands).

Investments	$58,418
Cash and cash equivalents	4,761
Identifiable intangible assets	12,200
Deferred tax assets, net	10,654
Other assets	31,127

Total identifiable assets	117,160

Insurance liabilities	27,671
Other liabilities	19,023

Total liabilities	46,694

Net identifiable assets acquired	70,466

Purchase consideration	(71)
Fair value of equity investment prior to the acquisition	(22,013)
Noncontrolling interests in AMIC	(22,065)
Elimination of the fair value adjustment related to AMIC’s
investment in Majestic	(688)

Gain on bargain purchase	25,629
Gain on fair value of equity investment prior to the acquisition	2,201

Total gain on bargain purchase of AMIC, pretax	27,830

Deferred income taxes	11,097

Total gain on bargain purchase of AMIC, after tax	$16,733

For the period from the Acquisiton Date to March 31, 2010, the Company’s Condensed Consolidated Statement of Operations includes revenues and net income of $7,616,000 and $367,000, respectively, from AMIC.

The unaudited pro forma revenues and operating results had the acquisition occurred as of the beginning of each period are presented below. The unaudited pro forma information presented is not indicative of the results of operations in future periods, nor does it necessarily reflect the results of operations that would have resulted had the acquisition been completed as of the beginning of the applicable periods presented.

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Revenues	$102,121	$123,375

Net income (loss)	$(12)	$4,078

Pro forma adjustments to revenues principally reflect the elimination of intercompany fee income, the elimination of the Company’s equity income related to AMIC and, in 2010, the elimination of the gain resulting from the bargain purchase. Pro forma adjustments to net income principally reflect the elimination of the Company’s equity income related to AMIC and, in 2010, the elimination of the gain resulting from the bargain purchase.

Subsequent to the Acquisition Date, IHC purchased an additional 9,537 shares of AMIC common stock for a total consideration of $58,000 through March 31, 2010.

During the period from January 1, 2010 to the Acquisition Date (the “Stub Period”) and for the quarter ended March 31, 2009, IHC recorded $280,000 and $693,000, respectively, of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interests during those periods. AMIC paid no dividends on its common stock during the Stub Period or the three-month period ended March 31, 2009.

The following disclosures summarize the effects of certain transactions between IHC and its subsidiaries with AMIC during the Stub Period and other periods prior to the Acquisition Date. Subsequent to the Acquisition Date, the effects of these transactions are eliminated in consolidation. IHC and its subsidiaries recorded income of $208,000 and $235,000 during the Stub Period and the quarter ended March 31, 2009, respectively, from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $5,867,000 and $11,894,000 during the Stub Period and for the three months ended March 31, 2009, respectively. Benefits to policyholders on business ceded to AMIC were $3,020,000 and $6,686,000 during the Stub Period and in the first quarter of 2009, respectively. Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $8,452,000 and $16,782,000 in the Stub Period and in the first quarter of 2009, respectively, and net commission expense of $326,000 and $742,000 in the Stub Period and in the first quarter of 2009, respectively, for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Condensed Consolidated Balance Sheet at December 31, 2009 are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $15,453,000; Other assets $2,632,000; and Other liabilities of $480,000.

Note 3.

Income Per Common Share

Income per share calculations are based on income from continuing operations attributable to the common shareholders of IHC for the three months ended March 31, 2010 and 2009, as shown below (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Income from continuing operations	$16,377	$3,349

(Income) loss from noncontrolling interests
in subsidiaries	(216)	7

Income from continuing operations
attributable to IHC shareholders, net of tax	16,161	3,356

Loss from discontinued operations, net of tax	(127)	(237)

Net income attributable to IHC shareholders	$16,034	$3,119

Included in the diluted income per share calculations for the three months ended March 31, 2010 and 2009 are 4,000 and 3,000 incremental shares, respectively, from the assumed exercise of dilutive stock options and the assumed vesting of dilutive restricted stock computed using the treasury stock method.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	March 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$266,857	$425	$(5,160)	$262,122
CMOs- residential (1)	87,057	4,495	(5,840)	85,712
CMOs - commercial	1,173	-	(409)	764
U.S. Government obligations	22,602	6	(47)	22,561
Agency MBS - residential (2)	6,382	79	-	6,461
GSEs (3)	30,227	8	(240)	29,995
States and political subdivisions	348,566	3,332	(6,141)	345,757

Total fixed maturities	$762,864	$8,345	$(17,837)	$753,372

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$5,948	$188	$(78)	$6,058
Preferred stock - perpetuals	31,110	2,779	(28)	33,861
Preferred stock - with maturities	14,072	1,116	-	15,188

Total equity securities	$51,130	$4,083	$(106)	$55,107

	December 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$207,554	$332	$(7,357)	$200,529
CMOs - residential (1)	78,889	3,620	(8,582)	73,927
CMOs - commercial	868	-	(402)	466
U.S. Government obligations	6,319	44	-	6,363
Agency MBS - residential (2)	40,156	182	-	40,338
GSEs (3)	15,398	-	(251)	15,147
States and political subdivisions	358,012	3,170	(8,089)	353,093

Total fixed maturities	$707,196	$7,348	$(24,681)	$689,863

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$3,790	$151	$(69)	$3,872
Preferred stock - perpetuals	32,434	3,509	(215)	35,728
Preferred stock - with maturities	20,996	747	(528)	21,215

Total equity securities	$57,220	$4,407	$(812)	$60,815

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The cost basis of certain preferred stocks with maturities at March 31, 2010 and December 31, 2009 includes an adjustment of $2,394,000 related to other-than-temporary impairment losses recorded in accumulated other comprehensive income in prior periods.

Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The amortized cost and fair value of fixed maturities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$11,180	$11,186	1.5%
Due after one year through five years	166,744	166,443	22.1%
Due after five years through ten years	89,670	87,763	11.6%
Due after ten years	372,490	367,107	48.8%
	640,084	632,499	84.0%
CMO and MBS
15 year	106,868	104,905	13.9%
20 year	937	925.1%
30 year	14,975	15,043	2.0%

	$762,864	$753,372	100.0%

The following tables summarize, for all securities in an unrealized loss position at March 31, 2010 and December 31, 2009, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$144,373	$1,371	$42,745	$3,789	$187,118	$5,160
CMOs - residential	3,547	27	31,210	5,813	34,757	5,840
CMO's - commercial	-	-	458	409	458	409
U.S. Government obligations	6,429	47	-	-	6,429	47
GSEs	13,553	196	5,043	44	18,596	240
States and political
subdivisions	141,028	4,221	28,766	1,920	169,794	6,141
Total fixed maturities	308,930	5,862	108,222	11,975	417,152	17,837
Common stocks	1,955	78	-	-	1,955	78
Preferred stocks-perpetual	6,029	21	1,068	7	7,097	28
Total temporarily
impaired securities	$316,914	$5,961	$109,290	$11,982	$426,204	$17,943

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$122,122	$2,287	$66,652	$5,070	$188,774	$7,357
CMOs - residential	7,937	990	35,757	7,592	43,694	8,582
CMOs - commercial	-	-	466	402	466	402
GSEs	9,901	186	5,246	65	15,147	251
States and political
subdivisions	132,180	4,459	52,196	3,630	184,376	8,089
Total fixed maturities	272,140	7,922	160,317	16,759	432,457	24,681
Common stocks	1,861	69	-	-	1,861	69
Preferred stocks-perpetual	416	8	8,060	207	8,476	215
Preferred stocks- with
maturities	-	-	8,692	528	8,692	528
Total temporarily
impaired securities	$274,417	$7,999	$177,069	$17,494	$451,486	$25,493

At March 31, 2010 and December 31, 2009, a total of 81 and 75 fixed maturities, respectively, and 19 and 13 equity securities, respectively, were in a continuous unrealized loss position for less than 12 months. At March 31, 2010 and December 31, 2009 a total of 42 and 56 fixed maturities, respectively, and 1 and 5 equity securities, respectively, had continuous unrealized losses for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities at March 31, 2010 and December 31, 2009 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

At March 31, 2010, the Company had $29,206,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 40.5% were in CMOs that originated in 2005 or earlier and 59.5% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributed to general disruptions in the credit market subsequent to purchase. The Company’s mortgage security portfolio has no exposure to sub-prime mortgages.

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

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income in the Condensed Consolidated Balance Sheet.

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Other-than-temporary impairments:
Fixed maturities	$1,626	$-
Preferred stocks	-	271
	$1,626	$271

Other-than-temporary impairments of $1,626,000 on fixed maturities were recorded during the three months ended March 31, 2010. Of this amount, $894,000 is a credit loss as a result of expected cash flows of a debt security less than the debt security’s amortized cost and $732,000 is the result of the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases. No losses for other-than-temporary impairments were recognized in other comprehensive income for the three months ended March 31, 2010.

At March 31, 2010 and December 31, 2009, cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income remained $ 2,394,000.

Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalance in liquidity that exists in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

Note 5.

Net Realized Investment Gains

Net realized investment gains for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net realized investment gains:
Fixed maturities	$159	$1,665
Common stocks	87	-
Preferred stocks	41	-
Total available-for-sale securities	287	1,665
Other	62	-

Net realized investment gains	$349	$1,665

For the three months ended March 31, 2010, the Company realized gross gains of $1,736,000 and realized gross losses of $1,449,000 on sales of available-for-sale securities. For the three months ended March 31, 2009, the Company realized gross gains of $1,698,000 and realized gross losses of $33,000 on sales of available-for-sale securities.

Note 6.

Derivative Instruments

In connection with its previously outstanding line of credit, a subsidiary of IHC entered into an interest rate swap with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company received a variable rate equal to the rate on the debt and paid a fixed rate (6.65%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge and, in August 2009, the interest rate swap expired. For the three months ended March 31, 2009, the Company recorded $57,000 of gains on the effective portion of the interest rate swap in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, net of related taxes of $38,000.

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

The following section describes the valuation methodologies we use to measure different assets at fair value.

Investments in fixed maturities and equity securities:

Available-for-sale securities included in Level 1 are equities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, collateralized mortgage obligations, municipals, GSEs and certain preferred stocks that were priced with observable market inputs. Level 3 securities consist of CMO securities, primarily Alt-A mortgages.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Further we retain independent pricing vendors to assist in valuing certain instruments.

  The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at March 31, 2010 and December 31, 2009, respectively (in thousands):

March 31, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$262,122	$-	$262,122
CMOs - residential	-	43,563	42,149	85,712
CMOs - commercial	-	-	764	764
US Government obligations	-	22,561	-	22,561
Agency MBS - residential	-	6,461	-	6,461
GSEs	-	29,995	-	29,995
States and political subdivisions	-	345,757	-	345,757
Total fixed maturities	-	710,459	42,913	753,372

Equity securities available-for-sale:
Common stocks	6,058	-	-	6,058
Preferred stocks - perpetual	33,861	-	-	33,861
Preferred stocks - with maturities	12,682	2,506	-	15,188
Total equity securities	52,601	2,506	-	55,107

Total	$52,601	$712,965	$42,913	$808,479

December 31, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$200,529	$-	$200,529
CMOs - residential	-	34,885	39,042	73,927
CMOs - commercial	-	-	466	466
US Government obligations	-	6,363	-	6,363
Agency MBS - residential	-	40,338	-	40,338
GSEs	-	15,147	-	15,147
States and political subdivisions	-	353,093	-	353,093
Total fixed maturities	-	650,355	39,508	689,863

Equity securities available-for-sale:
Common stocks	3,872	-	-	3,872
Preferred stocks - perpetual	35,728	-	-	35,728
Preferred stocks - with maturities	19,015	2,200	-	21,215
Total equity securities	58,615	2,200	-	60,815

Total	$58,615	$652,555	$39,508	$750,678

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. For the three months ending March 31, 2010, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category as a result of limited or inactive markets during the first three months of 2010. All transfers into the Level 3 category during 2010 were the result of the AMIC acquisition. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were sold or transferred out of the Level 3 category in 2010. For the three months ending March 31, 2010, the Company did not include in earnings any realized investment gains or losses related to sales of securities categorized as Level 3 securities. The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2010 are summarized as follows (in thousands):

	March 31, 2010
	CMOs
	Residential	Commercial	Total

Beginning balance	$39,042	$466	$39,508

Transfers into Level 3:
Acquisition of AMIC	1,831	305	2,136

Gains(losses) included in earnings:
Other-than-temporary impairments	(894)	-	(894)

Net unrealized gains (losses) included in
accumulated other comprehensive loss	3,112	(7)	3,105

Repayments and amortization of fixed maturities	(942)	-	(942)

Balance at end of period	$42,149	$764	$42,913

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$24,063	$27,697	$23,833	$27,422

FINANCIAL
LIABILITIES:
Funds on deposit	$411,603	$409,415	$408,298	$410,485
Debt and junior
subordinated debt
securities	47,146	47,146	47,146	47,146

Note 8.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first quarter of 2010 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2009	$48,859	$7,785	$477	$8,262
Acquisitions:
AMIC	-	4,700	7,500	12,200
Alliance Underwriters	1,495	1,100	-	1,100
MedWatch	602	340	20	360
HBA	827	200	-	200

Capitalized software development	-	91	-	91
Amortization expense	-	(487)	-	(487)

Balance at March 31, 2010	$51,783	$13,729	$7,997	$21,726

In connection with the acquisition of a controlling interest in AMIC discussed in Note 2, the Company recorded $12,200,000 of intangible assets. Of this amount, $1,700,000 represents the fair value of agent and marketing contracts and relationships, which is being amortized over a weighted average period of 7.6 years, $1,000,000 represents the fair value of a domain name being amortized over a 10 year period, and $2,000,000 represents the fair value of customer lists, which are being amortized over a period of 5.0 years. The remaining $7,500,000 represents non-amortizable intangible assets consisting of the fair value of insurance licenses with indefinite lives. The AMIC acquisition was accounted for as a bargain purchase and accordingly, the Company did not record goodwill in connection with the transaction.

In January 2010, the Company acquired the assets of a managing general underwriter, Alliance Underwriters, LLC (“AU”) for a $2,500,000 purchase price. The Company recorded goodwill of $1,495,000 and other intangible assets of $1,100,000, for the fair value of customer relationships, which is being amortized over a weighted average period of 8.0 years. AU is a managing general underwriter that controls approximately $30 million of employer medical stop-loss business.

In January 2010, IHC Health Holdings Corp., a wholly owned subsidiary of the Company (“IHC Health Holdings”), acquired a 51% interest in the stock of MedWatch, LLC (“MedWatch”) for a $500,000 purchase price. The Company recorded goodwill of $602,000 and other intangible assets of $360,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 11.6 years. MedWatch provides utilization review and medical management services to fully insured and self-funded health plans.

In January 2010, IHC Health Holdings acquired a 51% interest in the stock of Hospital Bill Analysis, LLC (“HBA”), a hospital bill review company, for a $500,000 purchase price. The Company recorded goodwill of $827,000 and other intangible assets of $200,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 11.0 years.

Note 9.

Discontinued Operations

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $7,877,000 and $8,847,000 are included in the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively.

The Company recorded losses from discontinued operations representing expenses and changes in claims and reserves related to the insurance liabilities (currently in run-off status) for claims incurred prior to the sale on  December 31, 2007 as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Pretax loss from
discontinued operations	$(195)	$(364)

Tax benefits allocated
to discontinued operations	68	127

Loss from discontinued
operations, net	$(127)	$(237)

Changes in the liabilities related to discontinued operations for the three months ended March 31, 2010 were as follows (in thousands):

	Claims	Accrued	Termination
	Liability	Expenses	Benefits	Total

Balance at beginning of year	$1,522	$-	$24	$1,546

Loss from discontinued operations:
Changes in claims and reserves
related to block in run-off	184			184
Expenses incurred related to block in run-off		11		11
				195

Payments of expenses accrued to administer
the business sold		(11)	(24)	(35)

Claim payments related to block in run-off	(372)			(372)

	$1,334	$-	$-	1,334

AMIC liability assumed				26

Balance at March 31, 2010				$1,360

The Company believes that the net liabilities of discontinued operations at March 31, 2010 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 10.

Share-Based Compensation

Total share-based compensation was $179,000 and $267,000 for the three months ended March 31, 2010 and 2009, respectively. Related tax benefits of $71,000 and $107,000 were recognized for the three months ended March 31, 2010 and 2009, respectively.

Under the terms of the Company’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. At March 31, 2010, there were 731,975 shares available for future stock-based compensation grants under the Company’s stock incentive plans.

Stock Options

The Company’s stock option activity for the three months ended March 31, 2010 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2009	312,170	$14.62
Granted	461,800	10.00
Expired	(3,000)	22.55
March 31, 2010	770,970	11.82

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2010:

	Outstanding	Exercisable

Number of options	770,970	245,500
Weighted average exercise price per share	$11.82	$15.60
Aggregate intrinsic value for all options	$4	$4
Weighted average contractual term remaining	3.8 years	2.2 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the three months ended March 31, 2010 was $1.57 per share. No options were granted during the three months ended March 31, 2009. The assumptions set forth in the table below were used to value the stock options granted during the three-month period ended March 31, 2010:

Weighted-average risk-free interest rate	2.3%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	45.0%
Weighted-average expected term of options	4.5 years

Compensation expense of $119,000 and $191,000 was recognized in the three months ended March 31, 2010 and 2009, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months ended March 31, 2010 or 2009.

As of March 31, 2010, the total unrecognized compensation expense related to non-vested stock options was $909,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.2 years.

Restricted Stock

No shares of restricted stock were issued by the Company during the first three months of 2010 or 2009. No shares of restricted stock vested during the first quarter of 2010. The total fair value of restricted stock that vested during the first three months of 2009 was $29,000. Restricted stock expense was $12,000 and $52,000, respectively, for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the total unrecognized compensation expense related to non-vested restricted stock awards was $25,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.3 years.

SARs and Share-Based Performance Awards

The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. No SARs were exercised in the three months ended March 31, 2010 or 2009. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of all share-based liabilities paid in the three months ended March 31, 2010 and 2009 was $51,000 and $35,000, respectively. Included in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 are liabilities of $55,000 and $58,000, respectively, pertaining to SARs and share-based performance awards.

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

The deferred income taxes for the three months ended March 31, 2010  allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $2,550,000, representing the decrease in the related net deferred tax asset to $1,418,000 at March 31, 2010  from $3,968,000 at December 31, 2009.

At March 31, 2010, AMIC, had net operating loss carryforwards of approximately $274,300,000 for federal income tax purposes which expire between 2019 and 2029. The federal deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheet at March 31, 2010 was $10,839,000, net of a valuation allowance of $86,500,000. AMIC continues to file its own separate income tax return and is not included in the consolidated tax return of IHC.

Note 12.

Supplemental Disclosures of Cash Flow Information

Tax payments, net of tax refunds, were $210,000 during the three months ended March 31, 2010. No tax payments were made during the three months ended March 31, 2009.

Cash payments for interest were $471,000 and $954,000 during the three months ended March 31, 2010 and 2009, respectively.

Note 13.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include: (i) net income or loss reported in the Condensed Consolidated Statements of Operations; (ii) the after-tax net unrealized gains and losses on investment securities available for sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired; and (iii) the portion of other-than-temporary impairments of fixed maturities related to all other factors than those deemed to be a credit loss.

The comprehensive income for the three months ended March 31, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net income	$16,250	$3,112
Unrealized gains arising
during the period, net of income taxes	4,424	7,403

Comprehensive income	20,674	10,515
Comprehensive losses attributable to
noncontrolling interests	(216)	7

Comprehensive income attributable to IHC	$20,458	$10,522

No losses for other-than-temporary impairments of fixed maturities were recognized in other comprehensive income during the three months ended March 31, 2010.

Note 14.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months ended March 31, 2010 and 2009 is presented below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Medical Stop-Loss (A)	$27,900	$36,435
Fully Insured Health (B)	30,874	29,135
Group disability, life, annuities and DBL (C)	17,158	16,226
Individual life, annuities and other	14,095	15,824
Corporate	27,600	(219)
	117,627	97,401
Net realized investment gains	349	1,665
Other-than-temporary impairment losses	(1,626)	(271)
	$116,350	$98,795
Income from continuing operations
before income taxes:
Medical Stop-Loss (A)	$593	$1,649
Fully Insured Health(B) (D)	1,154	1
Group disability, life, annuities and DBL (C)	(515)	2,354
Individual life, annuities and other	133	1,310
Corporate	26,681	(1,637)
	28,046	3,677
Net realized investment gains	349	1,665
Other-than-temporary impairment losses	(1,626)	(271)
Interest expense	(471)	(770)
	$26,298	$4,301

(A)

The amount includes equity income from AMIC (prior to its acquisition) of $14,000 and $488,000 for the three months ended March 31, 2010 and 2009, respectively.

(B)

The amount includes equity income from AMIC (prior to its acquisition) of $244,000 and $139,000 for the three months ended March 31, 2010 and 2009, respectively.

(C)

The amount includes equity income from AMIC (prior to its acquisition) of $22,000 and $66,000 for the three months ended March 31, 2010 and 2009, respectively.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of acquisition accounting for the recent acquisitions. Total amortization expense was $491,000 and $612,000 for the three months ended March 31, 2010 and 2009, respectively. Amortization expense for the other segments is insignificant.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); (ii) its majority owned insurance company, Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Administrative Services, Inc., managing general underwriters ("MGUs") in which it owns a significant voting interest, IHC Health Solutions, Inc. (“IHC Health Solutions”), and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a 50.1% interest in American Independence Corp. (“AMIC”).

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

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Revenues	$116,350	$98,795
Expenses	90,052	94,494

Income from continuing operations
before income taxes	26,298	4,301
Income taxes	9,921	952

Income from continuing operations	16,377	3,349

Discontinued operations:
Loss from discontinued operations	(127)	(237)

Net income	16,250	3,112

(Income) loss from noncontrolling interests
in subsidiaries	(216)	7

Net income attributable to IHC	$16,034	$3,119

•

Income from continuing operations increased $13.1 million to $16.4 million for the three months ended March 31, 2010 compared to $3.3 million for the three months ended March 31, 2009 primarily due to the gain on bargain purchase of AMIC of $16.8 million, net of tax (See Note 2 of Notes to Condensed Consolidated Financial Statements).

•

Consolidated investment yields (on an annualized basis) of 4.1% for the three months ended March 31, 2010 compared to 4.9% for the comparable period in 2009;

•

Revenues of $116.4 million for the three months ended March 31, 2010, increased 17.8% over the respective three-month period in 2009; and

•

Book value of $14.55 per common share, representing a 10.6% increase from December 31, 2009, primarily reflecting net income (including the gain on bargain purchase) and net unrealized gains on securities for the three months ended March 31, 2010.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $.6 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. The decrease is primarily a result of reduced production due to stricter underwriting guidelines and cancellation of underperforming managing general underwriters;

o

Premiums earned decreased $9.1 million for the three months ended March 31, 2010 when compared to the same period in 2009. Excluding $3.2 million of earned premiums related to the consolidation of AMIC’s results, premiums earned decreased $12.3 million. The decrease in premiums earned is due to reduced production volume for the reasons stated above.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Premiums Earned	$25,849	$34,928
Insurance Benefits, Claims & Reserves	18,816	24,513
Expenses	6,776	9,629

Loss Ratio(A)	72.8%	70.1%
Expense Ratio (B)	26.2%	27.6%
Combined Ratio (C)	99.0%	97.7%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported $1.2 million of income before taxes for the three months ended March 31, 2010 as compared to breakeven results for the comparable period in 2009.

o

Fee and other income decreased $1.9 million for the three months ended March 31, 2010 as compared to the same period in 2009. Excluding AMIC fee income of $.7 million, fee and other income decreased by $2.6 million due primarily to a decrease in non-IHC carrier business administered by IHC Administrative Services and reduced profit commissions from the comparable 2009 period. The Company also experienced a decrease in general expenses due to its lower volume of business.

o

Premiums earned increased $3.5 million for the three months ended March 31, 2010 over the comparable 2009 period. Excluding AMIC premiums of $2.7 million during this period, earned premiums increased $.8 million.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment for the three months ended March 31, 2010  and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Premiums Earned	$23,967	$20,488
Insurance Benefits, Claims & Reserves	15,126	13,248
Expenses	7,290	6,815

Loss Ratio	63.1%	64.7%
Expense Ratio	30.4%	33.2%
Combined Ratio	93.5%	97.9%

o

The decrease in the loss ratio was primarily attributable to improved underwriting results on small group major medical business in the first quarter of 2010.

o

The underwriting expense ratio decreased for the three months ended March 31, 2010, primarily as a result of a decrease in profit commission and other general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $2.9 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Group term life lines experienced higher death claims. Fluctuations in death claims occur from time to time, but can be expected to return to projected levels over an extended period. Higher LTD claims this quarter are attributable to significant cuts in state and municipal budgets as a result of the recession, but are beginning to show signs of subsiding subsequent to quarter end;

•

Income before taxes from the Individual life, annuities and other segment decreased $1.2 million for the three months ended March 31, 2010 compared to the same period in 2009, primarily as a result of decreased investment income;

•

Income before taxes from the Corporate segment increased $28.3 million for the three months ended March 31, 2010, primarily due to the inclusion of a $27.8 million gain as a result of the March 2010 acquired controlling interest in AMIC;

•

Net realized investment gains were $.3 million for the three months ended March 31, 2010 compared to net realized investment gains of $1.7 million for the three months ended March 31, 2009. Other-than-temporary impairment losses for the three months ended March 31, 2010 and 2009 were $1.6 million and $.3 million, respectively; and

•

Premiums by principal product for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,

Gross Direct and Assumed
Earned Premiums:	2010	2009

Medical Stop-Loss	$39,000	$54,328
Fully Insured Health	49,334	46,453
Group disability, life, annuities and DBL	26,755	25,637
Individual, life, annuities and other	7,924	7,867

	$123,013	$134,285

	Three Months Ended
	March 31,

Net Premiums Earned:	2010	2009

Medical Stop-Loss	$25,849	$34,928
Fully Insured Health	23,967	20,488
Group disability, life, annuities and DBL	14,324	13,724
Individual, life, annuities and other	6,744	7,293

	$70,884	$76,433

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  During the three months ended March 31, 2010, there were no additions to or changes in the critical accounting policies disclosed in the 2009 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Income from continuing operations was $16.4 million for the three months ended March 31, 2010 compared to $3.3 million for the three months ended March 31, 2009. The Company's income from continuing operations before taxes increased $22.0 million to $26.3 million for the three months ended March 31, 2010 from $4.3 million for the three months ended March 31, 2009. Information by business segment for the three months ended March 31, 2010 and 2009 is as follows:

				Gain on
				Bargain
			Equity	Purchase,	Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
March 31, 2010	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$25,849	713	14	1,324	18,816	-	8,491	$593
Fully Insured Health	23,967	204	244	6,459	15,126	7	14,587	1,154
Group disability,
life, annuities
and DBL	14,324	2,389	22	423	13,274	123	4,276	(515)
Individual life,
annuities and
other	6,744	6,295	-	1,056	9,612	1,188	3,162	133
Corporate	-	(230)	-	27,830	-	-	919	26,681
Sub total	$70,884	$9,371	$280	$37,092	$56,828	$1,318	$31,435	28,046

Net realized investment gains								349
Other-than-temporary impairment losses								(1,626)
Interest expense								(471)
Income from continuing operations before income taxes								26,298
Income taxes								9,921
Income from continuing operations								$16,377

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
March 31, 2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$34,928	822	488	197	24,513	-	10,273	$1,649
Fully Insured Health	20,488	163	139	8,345	13,248	7	15,879	1
Group disability,
life, annuities
and DBL	13,724	2,349	66	87	8,788	53	5,031	2,354
Individual life,
annuities and other	7,293	7,604	-	927	9,647	990	3,877	1,310
Corporate	-	(219)	-	-	-	-	1,418	(1,637)
Sub total	$76,433	$10,719	$693	$9,556	$56,196	$1,050	$36,478	3,677

Net realized investment gains								1,665
Other-than-temporary impairment losses								(271)
Interest expense								(770)
Income from continuing operations before income taxes								4,301
Income taxes								952
Income from continuing operations								$3,349

Acquisition of AMIC

On March 5, 2010, IHC acquired a controlling interest in AMIC as a result of the purchase of AMIC common stock in the open market. In determining the bargain purchase gain with regard to the acquisition of the controlling interest in AMIC, IHC first recognized a gain of $2.2 million as a result of remeasuring its equity interest in AMIC to its fair value of $22.0 million immediately before the acquisition based on the closing market price of AMIC's common stock. Then, upon the acquisition of a controlling interest on March 5, 2010, the Company consolidated the net assets of AMIC. Accordingly, the Company determined the fair value of the identifiable assets acquired and liabilities assumed from AMIC on such date.  The fair value of the net assets acquired exceeded the sum of: (i) the fair value of the consideration paid; (ii) the fair value of IHC’s equity investment prior to the acquisition; and (iii) the fair value of the noncontrolling interests in AMIC, resulting in a bargain purchase gain of $25.6 million. The total gain, amounting to $27.8 million pre-tax, is included in gain on bargain purchase of AMIC on the Company’s Condensed Consolidated Statement of Operations. This gain is a result of the quoted market price of AMIC being significantly less than the fair value of the net assets of AMIC.  This disparity is due to the low trading volume in AMIC shares, and a discount on the shares traded due to a lack of control by minority shareholders.  The fair value of the noncontrolling interests in AMIC was based on the closing market price of AMIC’s common stock.

Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Condensed Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results.  Accordingly, the individual line items on the Condensed Consolidated Statement of Operations for 2010 reflect approximately one month of the operations of AMIC with no corresponding amounts for 2009.

 Premiums Earned

Total premiums earned decreased $5.5 million to $70.9 million in the first quarter of 2010 from $76.4 million in the comparable period of 2009. Included in first quarter 2010 premiums are $6.1 million of earned premiums related to AMIC with no comparable 2009 amounts. Excluding these amounts, earned premiums decreased $11.6 million from the first quarter of 2009. The decrease is primarily due to: (i) the Medical Stop-Loss segment which decreased $12.2 million, primarily due to reduced production from stricter underwriting guidelines and the termination of certain managing general underwriters; and (ii) a decrease of $.5 million in premiums earned in the Individual life, annuities and other segment primarily as a result of the ceding and commutation of certain ordinary life and annuity business during 2010; partially offset by (iii) the Fully Insured Health segment which had a $.8 million increase in premiums in the first quarter of 2010 compared to the first quarter of 2009, comprised primarily of a $.7 million increase in dental premiums as a result of increased production, a $.7 million net increase in all other lines of this segment due to increased production principally in the vision and limited medical lines, offset by a $.6 million decrease in student accident premiums as a result of the cancellation of a producer of this product; and (iv) a $.3 million increase in the Group disability, life, annuities and DBL segment primarily from the LTD line due to new business written.

Net Investment Income

Total net investment income decreased $1.3 million. The overall annualized investment yields were 4.1% and 4.9% (approximately 4.4% and 5.1%, on a tax advantaged basis) in the first quarter of 2010 and 2009, respectively. The annualized investment yields on bonds, equities and short-term investments were 4.5% and 5.1% in the first quarter of 2010 and 2009, respectively. The decrease in investment income is due to a decrease in yields and the shorter duration of our portfolio.  IHC has approximately $80 million in highly rated shorter duration securities earning on average 1.1%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains decreased $1.4 million to $.3 million in 2010 compared to $1.7 million in 2009. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. For the three months ended March 31, 2010 and 2009, the Company recorded $1.6 million and $.3 million, respectively, of other-than-temporary impairment losses, pre-tax.

Fee Income and Other Income

Fee income decreased $.9 million to $7.6 million in the three months ended March 31, 2010 from $8.5 million in the three months ended March 31, 2009.  Excluding AMIC related fee income of $1.2 million, fee income for the first three months of 2010 decreased $2.1 million over the comparable 2009 period. The decrease is primarily a result of decreased profit commissions and a decrease in other business administered by IHC Administrative Services.

Total other income increased $.6 million in the three months ended March 31, 2010 to $1.7 million from $1.1 million in the three months ended March 31, 2009, primarily due to: (i) income resulting from the commutation, in the third quarter of 2009, of a block of business; and (ii) deferred gain amortization associated with a block of ordinary life and annuities business ceded in the second quarter of 2009.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $.6 million for the first three months of 2010 compared to the first three months of 2009.  Included in the first quarter 2010 amounts are $4.1 million in AMIC related claims and reserves with no comparable 2009 amounts. Excluding these amounts, benefits, claims and reserves decreased $3.5 million in the first quarter of 2010. The decrease is primarily attributable to: (i) a decrease of $8.2 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; partially offset by (ii) an increase of $4.3 million in the Group disability, life, annuities and DBL segment largely as a result of higher claims on the LTD and GTL lines of business; and (iii) an increase of $.4 million in the Fully Insured Health segment, principally due to the increase in claims and reserves on dental, short term medical and vision lines of business.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.2 million.

Interest Expense on Debt

Interest expense decreased $.3 million primarily as a result of principal repayments and lower interest rates.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $5.1 million in the first quarter of 2010 as compared to the first quarter of 2009. Excluding $2.9 million in AMIC related expenses included in the first three months of 2010 with no comparable 2009 amount, total selling, general and administrative expenses decreased $8.0 million. The decrease is primarily due to: (i) a $3.0 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $2.8 million decrease in the Fully Insured Health segment largely due to a decrease in general expenses as a result of lower business volume and a reduction in work force, (iii) a $.8 million decrease in the Group disability, life, annuities and DBL segment primarily due to decreased commissions due to high loss ratios; and (iv) a $.7 million decrease in commission, other general and administrative expenses associated with the Individual life, annuities and other segment, partially related to a 2008 acquired block of life and annuity business.

Income Taxes

Income tax expense increased $8.9 million to $9.9 million for the first quarter ended March 31, 2010 from $1.0 million for the first quarter of 2009. The increase in tax expense is primarily related to the gain on the acquisition of the controlling interest in AMIC during the first quarter of 2010. The effective tax rate was 37.7% for the first quarter of 2010 compared to 22.1% for the first quarter of 2009. The increase in the effective tax rate is primarily attributable to higher jurisdictional tax rates on the gain related to the AMIC acquisition.

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

Cash Flows

As of March 31, 2010, the Company had $11.9 million of cash and cash equivalents compared with $7.4 million as of December 31, 2009.

Net cash used by operating activities of continuing operations for the three months ended March 31, 2010 was $1.1 million. Net cash used by operating activities of discontinued operations for the three months ended March 31, 2010 was $.4 million.

Net cash provided by investing activities of continuing operations for the three months ended March 31, 2010 was $4.7 million primarily as a result of $33.4 million in net proceeds on sales of equity securities and securities under resale and repurchase agreements, $1.1 million of net cash acquired in the acquisitions of AMIC and other companies and $1.2 million received in acquisitions of policy blocks partially offset by $6.3 million in net purchases of fixed maturities and a $25.7 million decrease in net amounts due from brokers,

The Company has $469.4 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2010, cash received from the maturities and other repayments of fixed maturities was $29.9 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due from brokers, increased $62.7 million to $891.2 million during the three months ended March 31, 2010 from $828.5 million at December 31, 2009 largely due to $57.3 million of investments acquired through the acquisition of AMIC and an $8.4 million decrease in unrealized losses on available-for-sale securities.

The Company had net receivables from reinsurers of $138.4 million at March 31, 2010. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2010.

Other assets increased $12.2 million primarily due to $13.9 million of intangible assets recorded during the first quarter of 2010 as a result of the acquisitions of AMIC and other subsidiaries.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	March 31,	December 31,
	2010	2009

Medical Stop-Loss	$73,250	$71,504
Fully Insured Health	37,266	34,817
Group Disability	90,418	84,592
Individual A&H and Other	12,292	11,888

	$213,226	$202,801

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

The $19.3 million increase in IHC’s stockholders' equity in the first three months of 2010 is primarily due to a $16.7 million after tax gain on the bargain purchase of AMIC and a $4.5 million decrease in net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $17.9 million at March 31, 2010, approximately 96.4% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2010, approximately 3.6% (or $27.3 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The increase in non-investment grade securities is primarily due to the downgrades in credit ratings of certain Alt-A mortgage securities The Company does not have any non-performing fixed maturities at March 31, 2010.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months ended March 31, 2010, the Company recorded $1.6 million of losses for other-than-temporary impairments. The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2010. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2010 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$196	$-	$4,187	$4,383
Equity securities	23	-	-	-	23

Total	$23	$196	$-	$4,187	$4,406

In 2010, the Company experienced a decrease in net unrealized losses of $8.5 million which, net of deferred taxes of $2.5 million, and net of deferred policy acquisition costs of $1.5 million increased stockholders' equity by $4.5 million (reflecting net unrealized losses of $2.6 million at March 31, 2010 compared to net unrealized losses of $7.1 million at December 31, 2009). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2010, is not materially different from that reported in the schedule of such obligations at December 31, 2009 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

The Company remained highly liquid for the first quarter of the year, with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  IHC will continue to monitor the financial markets and invest accordingly.

In March 2010, IHC acquired control of AMIC through the purchase of additional shares of AMIC common stock in the open market; at March 31, 2010, IHC owned approximately 50.13% of the outstanding common stock of AMIC. The acquisition furthers our goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. The Company will consider acquiring additional shares of AMIC stock in the market and/or in private transactions as opportunities arise.

 For 2010, we will continue to emphasize:

•

Improving the profitability of our Fully Insured Health business by proactively adjusting our mix of business and distribution strategies to take advantage of market conditions and increasing the efficiency of our administrative companies.

•

Seeking to acquire additional Medical Stop-Loss business to increase our premiums in a controlled underwriting environment. We have determined that the results of MGUs in which we have ownership generally outperform those of ones we do not own by a substantial margin, which is why we have reduced our block to focus primarily on business written by owned MGUs.

•

Emphasizing cost containment strategies by integrating our new subsidiaries into our fully insured and medical stop-loss businesses.

•

Improving the experience on our Group disability, life annuities and DBL business. The Company experienced a much higher than expected incidence of death and LTD claims in the first quarter of 2010.  Fluctuations in death claims occur from time to time, but can be expected to return to projected levels over an extended period. The large influx in LTD claims this quarter is attributable to significant cuts in state and municipal budgets as a result of the recession, but the claims are beginning to show signs of subsiding subsequent to quarter end.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010.  Since detailed implementation regulations have not yet been issued, we are still assessing the full extent of the laws' impact on our business. We have begun a comprehensive review of all the options for IHC and we are completing a thorough evaluation of our options for those health insurance products that may be affected. We know that the law will require us to operate with a lower expense structure for our major medical plans in the small employer and individual markets, but the law may not require lower expense structures in our other lines of business.  Certain of our lines of business will be unaffected by the legislation, and we expect to roll out various supplemental medical products by 2011 for which we believe there will be a developing market in future years.

Our results depend on the adequacy of our product pricing, our underwriting and the accuracy of our reserving methodology, returns on our invested assets and our ability to manage expenses.  Therefore, factors affecting these items, including unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2010 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2009 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. As of March 31, 2010, 343,300 shares were still authorized to be repurchased under the plan. Share repurchases during the first quarter of 2010 are summarized as follows:

2010
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	58,400	$7.33	441,600
February	71,300	$8.02	370,300
March	27,000	$9.44	343,300

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

May 17, 2010

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

May 17, 2010

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer