Form 10-Q
period 2010-06-30
INDEPENDENCE HOLDING CO
filed 2010-08-12
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010.

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at August 12, 2010
Common stock, $ 1.00 par value	15,232,865 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -	4
June 30, 2010 (unaudited) and December 31, 2009

Condensed Consolidated Statements of Operations -	5
Three Months and Six Months Ended June 30, 2010 and 2009 (unaudited)

Condensed Consolidated Statement of Changes in Equity -	6
Six Months Ended June 30, 2010 (unaudited)

Condensed Consolidated Statements of Cash Flows -	7
Six Months Ended June 30, 2010 and 2009 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition	31
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 4. Removed and Reserved	48

Item 5. Other Information	48

Item 6. Exhibits	49

Signatures	50

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$53	$52
Securities purchased under agreements to resell	26,635	42,708
Fixed maturities, available-for-sale	787,216	689,863
Equity securities, available-for-sale	50,416	60,815
Other investments	36,668	37,643
Total investments	900,988	831,081

Cash and cash equivalents	12,599	7,394
Due from securities brokers	33,685	5,579
Investment in American Independence Corp. ("AMIC")	-	19,234
Deferred acquisition costs	39,631	44,244
Due and unpaid premiums	47,770	48,731
Due from reinsurers	172,830	184,583
Premium and claim funds	45,453	43,663
Notes and other receivables	19,640	13,528
Goodwill	51,700	48,859
Other assets	64,821	57,580

TOTAL ASSETS	$1,389,117	$1,304,476

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves-health	$187,603	$184,146
Insurance reserves-life and annuity	275,586	270,987
Funds on deposit	410,331	408,298
Unearned premiums	11,342	13,217
Policy claims-health	18,599	18,655
Policy claims-life	12,474	11,392
Other policyholders' funds	20,158	20,517
Due to securities brokers	39,555	8,187
Due to reinsurers	36,230	45,516
Accounts payable, accruals and other liabilities	71,758	71,362
Liabilities related to discontinued operations	1,085	1,546
Debt	9,000	9,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,131,867	1,100,969

EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,471,860 and 15,459,720 shares issued;
15,232,705 and 15,426,965 shares outstanding	15,472	15,460
Paid-in capital	100,784	100,447
Accumulated other comprehensive income (loss)	1,827	(7,104)
Treasury stock, at cost 239,155 and 32,755 shares	(1,917)	(326)
Retained earnings	111,817	94,490

TOTAL IHC STOCKHOLDERS’ EQUITY	227,983	202,967
NONCONTROLLING INTERESTS IN SUBSIDIARIES	29,267	540

TOTAL EQUITY	257,250	203,507

TOTAL LIABILITIES AND EQUITY	$1,389,117	$1,304,476

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Premiums earned:
Health	$75,822	$68,287	$137,664	$134,925
Life and annuity	8,792	8,794	17,834	18,589
Net investment income	10,131	11,428	19,502	22,147
Fee income	9,681	7,870	17,241	16,329
Net realized investment gains	1,634	1,262	1,983	2,927
Other-than-temporary impairment losses	(1,039)	-	(2,665)	(271)
Equity income from AMIC	-	235	280	928
Gain on bargain purchase of AMIC	-	-	27,830	-
Other income	1,410	2,107	3,112	3,204
	106,431	99,983	222,781	198,778
EXPENSES:
Insurance benefits, claims and reserves:
Health	53,252	48,444	96,815	92,240
Life and annuity	11,427	11,979	24,692	24,379
Selling, general and administrative expenses	36,390	34,991	67,825	71,469
Amortization of deferred acquisitions costs	1,720	1,300	3,038	2,350
Interest expense on debt	477	761	948	1,531
	103,266	97,475	193,318	191,969
Income from continuing operations
before income taxes	3,165	2,508	29,463	6,809
Income taxes	847	545	10,768	1,497

Income from continuing operations	2,318	1,963	18,695	5,312

Discontinued operations:
Loss from discontinued operations, net of tax	(55)	(117)	(182)	(354)

Net income	2,263	1,846	18,513	4,958

(Income) loss from noncontrolling interests in subsidiaries	(565)	13	(781)	20

NET INCOME ATTRIBUTABLE TO IHC	$1,698	$1,859	$17,732	$4,978

Basic income per common share:
Income from continuing operations	$.11	$.13	$1.17	$.35
Loss from discontinued operations	-	(.01)	(.01)	(.03)
Basic income per common share	$.11	$.12	$1.16	$.32

WEIGHTED AVERAGE SHARES OUTSTANDING	15,266	15,419	15,303	15,413

Diluted income per common share:
Income from continuing operations	$.11	$.13	$1.17	$.35
Loss from discontinued operations	-	(.01)	(.01)	(.03)
Diluted income per common share	$.11	$.12	$1.16	$.32

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,268	15,419	15,306	15,415

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30, 2010 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2009	$15,460	$100,447	$(7,104)	$(326)	$94,490	$202,967	$540	$203,507

Net income					17,732	17,732	781	18,513
Net change in unrealized
gains (losses)			8,931			8,931	-	8,931
Total comprehensive
income						26,663	781	27,444

Repurchase of common stock				(1,591)		(1,591)	-	(1,591)
Acquisition of MedWatch						-	480	480
Acquisition of HBA						-	480	480
Acquisition of American
Independence Corp.		(4)				(4)	26,960	26,956
Common Stock dividend
($0.025 Per share)					(381)	(381)	-	(381)
Share-based compensation
expenses and related
tax benefits	12	292				304	-	304
Other capital transactions		49			(24)	25	26	51

BALANCE AT
JUNE 30, 2010	$15,472	$100,784	$1,827	$(1,917)	$111,817	$227,983	$29,267	$257,250

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$18,513	$4,958
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on bargain purchase of AMIC	(27,830)	-
Loss from discontinued operations	182	354
Amortization of deferred acquisition costs	3,038	2,350
Net realized investment gains	(1,983)	(2,927)
Other-than-temporary impairment losses	2,665	271
Equity income from AMIC and other equity method investments	(487)	(1,346)
Depreciation and amortization	2,461	2,742
Share-based compensation expenses	348	341
Deferred tax (benefit) expense	12,811	(996)
Other	666	296
Changes in assets and liabilities:
Change in insurance liabilities	(21,980)	(8,724)
Additions to deferred acquisition costs, net	(2,170)	(1,477)
Change in net amounts due from and to reinsurers	11,075	(47,109)
Change in premium and claim funds	2,556	6,455
Change in income tax liability	(2,820)	4,526
Change in due and unpaid premiums	10,763	4,627
Change in other assets	1,400	3,768
Change in other liabilities	(11,182)	1,582
Net change in cash from operating activities of continuing operations	(1,974)	(30,309)
Net change in cash from operating activities of discontinued operations	(767)	(1,598)
Net change in cash from operating activities	(2,741)	(31,907)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	2,913	4,790
Net purchases of short-term investments	-	(1)
Net sales of securities under resale and repurchase agreements	17,376	37,025
Sales of equity securities	28,613	13,672
Purchases of equity securities	(17,022)	-
Sales of fixed maturities	379,878	273,842
Maturities and other repayments of fixed maturities	67,702	77,557
Purchases of fixed maturities	(473,161)	(375,372)
Additional investments in other investments, net of distributions	1,428	74
Cash acquired in acquisition of AMIC, net of cash paid	4,562	-
Cash paid in acquisitions of companies, net of cash acquired	(3,469)	(275)
Cash received in acquisition of policy blocks	1,192	-
Change in notes and other receivables	(705)	893
Other	(993)	(1,182)
Net change in cash from investing activities	8,314	31,023

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1
Repurchases of common stock	(1,591)	-
Excess tax expense from expired stock options and vesting of restricted stock	(22)	(95)
Proceeds of investment-type insurance contracts	1,587	473
Dividends paid	(386)	(385)
Other capital transactions	44	-
Net change in cash from financing activities	(368)	(6)

Net change in cash and cash equivalents	5,205	(890)
Cash and cash equivalents, beginning of year	7,394	7,767

Cash and cash equivalents, end of period	$12,599	$6,877

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 54% of IHC's outstanding common stock at June 30, 2010.

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

IHC acquired a controlling interest in AMIC on March 5, 2010. Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Condensed Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results.  The Condensed Consolidated Balance Sheet at June 30, 2010 includes the consolidated balance sheet of AMIC.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be anticipated for the entire year.

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

(E)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of June 30, 2010. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-month and  six-month periods ended June 30, 2010. The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

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

In March 2010, IHC acquired a controlling interest in AMIC as a result of the purchase of AMIC common stock in the open market. The principal reasons for acquiring control were: (i) the low market price of the AMIC stock; (ii) the improved financial presentation for IHC resulting from the consolidation of financial reporting; and (iii) a closer relationship that will create greater long-term value for both companies. The acquisition furthers IHC's goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. Share purchases of 27,668 shares, or $141,000, through March 5, 2010 (the "Acquisition Date"), totaling 0.33% of voting equity interest, brought the total of AMIC shares owned by the Company to more than 50% of AMIC's outstanding common stock and as a result, IHC has included AMIC’s consolidated assets and liabilities and results of operations subsequent to the Acquisition Date in its condensed consolidated financial results as of and for the period ended June 30, 2010. At December 31, 2009, IHC owned 49.7% of AMIC's outstanding common stock which was purchased in various transactions from 2002 through 2008 and accounted for its investment in AMIC under the equity method. In the fourth quarter of 2009, under the equity method of accounting, due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC had been below IHC’s carrying value, the Company recorded an other-than-temporary impairment loss of $29,198,000 on its investment in AMIC. At December 31, 2009, the carrying value of IHC's investment in AMIC was $19,234,000.

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

For the three-months ended June 30, 2010, the Company’s Condensed Consolidated Statement of Operations includes revenues and net income of $23,788,000 and $886,000, respectively, from AMIC.

For the period from the Acquisition Date to June 30, 2010, the Company’s Condensed Consolidated Statement of Operations includes revenues and net income of $31,404,000 and $1,253,000, respectively, from AMIC.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)

Revenues	$106,431	$124,581	$208,551	$247,956

Net income	$2,304	$2,418	$2,292	$6,496

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

Subsequent to the Acquisition Date, IHC purchased an additional 9,537 shares of AMIC common stock for a total consideration of $58,000 through June 30, 2010.

During the period from January 1, 2010 to the Acquisition Date (the “Stub Period”) IHC recorded $280,000 of equity income from its investment in AMIC. During the three months and six months ended June 30, 2009, IHC recorded $235,000 and $928,000, respectively, of equity income from its investments in AMIC. These amounts represent IHC's proportionate share of income based on its ownership interests during those periods. AMIC paid no dividends on its common stock during the Stub Period in 2010 or the three-month and six-month periods ended June 30, 2009.

The following disclosures summarize the effects of certain transactions between IHC and its subsidiaries with AMIC during the Stub Period and other periods prior to the Acquisition Date. Subsequent to the Acquisition Date, the effects of these transactions are eliminated in consolidation. IHC and its subsidiaries recorded income of $208,000 during the Stub Period in 2010 and $271,000 and $506,000, respectively, for the three months and six months ended June 30, 2009 from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $5,867,000 during the Stub Period in 2010 and $11,840,000 and $23,734,000, respectively, for the three months and six months ended June 30, 2009. Benefits to policyholders on business ceded to AMIC were $3,020,000 during the Stub Period in 2010 and $7,969,000 and $14,655,000, respectively, for the three months and six months ended June 30, 2009. Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $8,452,000 during the Stub Period in 2010 and $15,977,000 and $32,849,000, respectively, for the three months and six months ended June 30, 2009 and IHC recorded net commission expense of $326,000 during the Stub Period in 2010 and $666,000 and $1,408,000, respectively, for the three months and six months ended June 30, 2009  for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Condensed Consolidated Balance Sheet at December 31, 2009 are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $15,453,000; Other assets $2,632,000; and Other liabilities of $480,000.

Note 3.

Income Per Common Share

Income per share calculations are based on income from continuing operations attributable to the common shareholders of IHC for the three months and six months ended June 30, 2010 and 2009, as shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Income from continuing operations	$2,318	$1,963	$18,695	$5,312

(Income) loss from noncontrolling interests
in subsidiaries	(565)	13	(781)	20

Income from continuing operations
attributable to IHC shareholders, net of tax	1,753	1,976	17,914	5,332

Loss from discontinued operations, net of tax	(55)	(117)	(182)	(354)

Net income attributable to IHC shareholders	$1,698	$1,859	$17,732	$4,978

Included in the diluted income per share calculations for the three months and six months ended June 30, 2010 are 2,000 and 3,000 of incremental shares, respectively, from the assumed exercise of dilutive stock options and the assumed vesting of dilutive restricted stock computed using the treasury stock method. Included in the diluted income per share calculations for the six months ended June 30, 2009 are 2,000 of incremental shares from assumed exercise of options and vesting of restricted stock using the treasury stock method. Such shares were deemed anti-dilutive for the three months ended June 30, 2009.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	June 30, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$294,122	$4,945	$(1,465)	$297,602
CMOs- residential (1)	74,523	4,916	(4,756)	74,683
CMOs - commercial	1,446	-	(653)	793
U.S. Government obligations	11,461	326	-	11,787
Agency MBS - residential (2)	5,971	219	-	6,190
GSEs (3)	57,913	1,115	(142)	58,886
States and political subdivisions	337,338	3,268	(3,331)	337,275

Total fixed maturities	$782,774	$14,789	$(10,347)	$787,216

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$8,866	$220	$(614)	$8,472
Preferred stock - perpetuals	28,076	127	(853)	27,350
Preferred stock - with maturities	14,039	555	-	14,594

Total equity securities	$50,981	$902	$(1,467)	$50,416

	December 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$207,554	$332	$(7,357)	$200,529
CMOs - residential (1)	78,889	3,620	(8,582)	73,927
CMOs - commercial	868	-	(402)	466
U.S. Government obligations	6,319	44	-	6,363
Agency MBS - residential (2)	40,156	182	-	40,338
GSEs (3)	15,398	-	(251)	15,147
States and political subdivisions	358,012	3,170	(8,089)	353,093

Total fixed maturities	$707,196	$7,348	$(24,681)	$689,863

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$3,790	$151	$(69)	$3,872
Preferred stock - perpetuals	32,434	3,509	(215)	35,728
Preferred stock - with maturities	20,996	747	(528)	21,215

Total equity securities	$57,220	$4,407	$(812)	$60,815

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The cost basis of certain preferred stocks with maturities at June 30, 2010 and December 31, 2009 includes an adjustment of $2,394,000 related to other-than-temporary impairment losses recorded in accumulated other comprehensive income in prior periods.

Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The amortized cost and fair value of fixed maturities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due after one year through five years	$191,382	$193,907	24.6%
Due after five years through ten years	142,580	144,232	18.3%
Due after ten years	339,277	339,764	43.2%
	673,239	677,903	86.1%
CMO and MBS
15 year	82,030	81,507	10.4%
20 year	5,136	5,101	0.6%
30 year	22,369	22,705	2.9%

	$782,774	$787,216	100.0%

The following tables summarize, for all securities in an unrealized loss position at June 30, 2010 and December 31, 2009, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$37,323	$624	$22,462	$841	$59,785	$1,465
CMOs - residential	4,414	597	24,601	4,159	29,015	4,756
CMO's - commercial	317	261	476	392	793	653
GSEs	14,076	120	1,800	22	15,876	142
States and political
subdivisions	112,758	2,862	11,699	469	124,457	3,331
Total fixed maturities	168,888	4,464	61,038	5,883	229,926	10,347
Common stocks	5,398	614	-	-	5,398	614
Preferred stocks-perpetual	10,288	223	4,995	630	15,283	853
Total temporarily
impaired securities	$184,574	$5,301	$66,033	$6,513	$250,607	$11,814

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$122,122	$2,287	$66,652	$5,070	$188,774	$7,357
CMOs - residential	7,937	990	35,757	7,592	43,694	8,582
CMOs - commercial	-	-	466	402	466	402
GSEs	9,901	186	5,246	65	15,147	251
States and political
subdivisions	132,180	4,459	52,196	3,630	184,376	8,089
Total fixed maturities	272,140	7,922	160,317	16,759	432,457	24,681
Common stocks	1,861	69	-	-	1,861	69
Preferred stocks-perpetual	416	8	8,060	207	8,476	215
Preferred stocks- with
maturities	-	-	8,692	528	8,692	528
Total temporarily
impaired securities	$274,417	$7,999	$177,069	$17,494	$451,486	$25,493

At June 30, 2010 and December 31, 2009, a total of 48 and 75 fixed maturities, respectively, and 20 and 13 equity securities, respectively, were in a continuous unrealized loss position for less than 12 months. At June 30, 2010 and December 31, 2009 a total of 33 and 56 fixed maturities, respectively, and 1 and 5 equity securities, respectively, had continuous unrealized losses for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities at June 30, 2010 and December 31, 2009 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

At June 30, 2010, the Company had $28,433,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 41.3% were in CMOs that originated in 2005 or earlier and 58.7% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributed to general disruptions in the credit market subsequent to purchase.

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

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Other-than-temporary impairments:
Fixed maturities	$1,039	$-	$2,665	$-
Preferred stocks	-	-		(271)
	$1,039	$-	$2,665	$(271)

Other-than-temporary impairments of $1,039,000 and $2,665,000, respectively, were recorded on fixed maturities during the three months and six months ended June 30, 2010. Of these amounts, for the three months and six months ended June 30, 2010, $1,039,000 and $1,933,000, respectively, are credit losses resulting from expected cash flows of debt securities less than the debt securities’ amortized cost, and $732,000 was the result of the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases. No losses for other-than-temporary impairments were recognized in other comprehensive income for the three months or six months ended June 30, 2010.

At June 30, 2010 and December 31, 2009, cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income remained $ 2,394,000.

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

Note 5.

Net Realized Investment Gains

Net realized investment gains for the three months and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009

Net realized investment gains (losses):
Fixed maturities	$1,584	$1,274		$1,743	$2,939
Common stocks	65	-		152	-
Preferred stocks	(15)	(12)		26	(12)
	1,634	1,262		1,921	2,927

Other	-	-		62	-

Net realized investment gains	$1,634	$1,262	$,262	1,983	$2,927

For the three months and six months ended June 30, 2010, the Company realized gross gains of $3,445,000 and $5,181,000, respectively, and realized gross losses of $1,811,000 and $3,260,000, respectively, on sales of available-for-sale securities. For the three months and six months ended June 30, 2009, the Company realized gross gains of $3,131,000 and $4,829,000, respectively, and gross losses of $1,869,000 and $1,902,000, respectively, on sales of available-for-sale securities.

Note 6.

Derivative Instruments

In connection with its previously outstanding line of credit, a subsidiary of IHC entered into an interest rate swap with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company received a variable rate equal to the rate on the debt and paid a fixed rate (6.65%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge and, in August 2009, the interest rate swap expired. For the six months ended June 30, 2009, the Company recorded $118,000 of gains on the effective portion of the interest rate swap in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, net of related taxes of $78,000.

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

  The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at June 30, 2010 and December 31, 2009, respectively (in thousands):

June 30, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$297,602	$-	$297,602
CMOs - residential	-	33,082	41,601	74,683
CMOs - commercial	-	-	793	793
US Government obligations	-	11,787	-	11,787
Agency MBS - residential	-	6,190	-	6,190
GSEs	-	58,886	-	58,886
States and political subdivisions	-	337,275	-	337,275
Total fixed maturities	-	744,822	42,394	787,216

Equity securities available-for-sale:
Common stocks	8,472	-	-	8,472
Preferred stocks - perpetual	27,350	-	-	27,350
Preferred stocks - with maturities	12,044	2,550	-	14,594
Total equity securities	47,866	2,550	-	50,416

Total	$47,866	$747,372	$42,394	$837,632

December 31, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$200,529	$-	$200,529
CMOs - residential	-	34,885	39,042	73,927
CMOs - commercial	-	-	466	466
US Government obligations	-	6,363	-	6,363
Agency MBS - residential	-	40,338	-	40,338
GSEs	-	15,147	-	15,147
States and political subdivisions	-	353,093	-	353,093
Total fixed maturities	-	650,355	39,508	689,863

Equity securities available-for-sale:
Common stocks	3,872	-	-	3,872
Preferred stocks - perpetual	35,728	-	-	35,728
Preferred stocks - with maturities	19,015	2,200	-	21,215
Total equity securities	58,615	2,200	-	60,815

Total	$58,615	$652,555	$39,508	$750,678

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. For the six months ending June 30, 2010, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category as a result of limited or inactive markets during the first three months of 2010. All transfers into the Level 3 category during 2010 were the result of the AMIC acquisition. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were sold or transferred out of the Level 3 category in 2010. For the six months ending June 30, 2010, the Company did not include in earnings any realized investment gains or losses related to sales of securities categorized as Level 3 securities. The changes in the carrying value of Level 3 assets and liabilities for the six months ended June 30, 2010 are summarized as follows (in thousands):

	June 30, 2010
	CMOs
	Residential	Commercial	Total

Beginning balance	$39,042	$466	$39,508

Transfers into Level 3:
Acquisition of AMIC	1,831	305	2,136

Gains(losses) included in earnings:
Other-than-temporary impairments	(1,933)	-	(1,933)

Net unrealized gains (losses) included in
accumulated other comprehensive loss	4,967	22	4,989

Repayments and amortization of fixed maturities	(2,306)	-	(2,306)

Balance at end of period	$41,601	$793	$42,394

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$23,743	$27,364	$23,833	$27,422

FINANCIAL
LIABILITIES:
Funds on deposit	$410,331	$408,060	$408,298	$410,485
Debt and junior
subordinated debt
securities	47,146	47,146	47,146	47,146

Note 8.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first six months of 2010 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2009	$48,859	$7,785	$477	$8,262
Acquisitions:
AMIC	-	4,700	7,500	12,200
Alliance Underwriters	1,459	1,100	-	1,100
MedWatch	568	340	20	360
HBA	814	200	-	200

Capitalized software development	-	132	-	132
Amortization expense	-	(1,121)	-	(1,121)

Balance at June 30, 2010	$51,700	$13,136	$7,997	$21,133

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

In January 2010, the Company acquired the assets of a managing general underwriter, Alliance Underwriters, LLC (“AU”) for a $2,500,000 purchase price. The Company recorded goodwill of $1,459,000 and other intangible assets of $1,100,000, for the fair value of customer relationships, which is being amortized over a weighted average period of 8.0 years. AU is a managing general underwriter that controls approximately $30 million of employer medical stop-loss business.

In January 2010, IHC Health Holdings Corp., a wholly owned subsidiary of the Company (“IHC Health Holdings”), acquired a 51% interest in the stock of MedWatch, LLC (“MedWatch”) for a $500,000 purchase price. The Company recorded goodwill of $568,000 and other intangible assets of $360,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 11.6 years. MedWatch provides utilization review and medical management services to fully insured and self-funded health plans.

In January 2010, IHC Health Holdings acquired a 51% interest in the stock of Hospital Bill Analysis, LLC (“HBA”), a hospital bill review company, for a $500,000 purchase price. The Company recorded goodwill of $814,000 and other intangible assets of $200,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 11.0 years.

Note 9.

Discontinued Operations

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $7,009,000 and $8,847,000 are included in the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively.

The Company recorded losses from discontinued operations representing expenses and changes in claims and reserves related to the insurance liabilities (currently in run-off status) for claims incurred prior to the sale on  December 31, 2007 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Pretax loss from discontinued operations	$(85)	$(181)	$(280)	$(545)

Tax benefits allocated to discontinued operations	30	64	98	191

Loss from discontinued operations, net	$(55)	$(117)	$(182)	$(354)

Changes in the liabilities related to discontinued operations for the six months ended June 30, 2010 were as follows (in thousands):

	Claims	Accrued	Termination
	Liability	Expenses	Benefits	Total

Balance at beginning of year	$1,522	$-	$24	$1,546

Loss from discontinued operations:
Changes in claims and reserves
related to block in run-off	259	-	-	259
Expenses incurred related to block in run-off	-	21	-	21
				280

Payments of expenses accrued to administer
the business sold		(21)	(24)	(45)

Claim payments related to block in run-off	(696)	-	-	(696)

Balance at June 30, 2010	$1,085	$-	$-	$1,085

The Company believes that the net liabilities of discontinued operations at June 30, 2010 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 10.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans. AMIC disclosures reflect the activity subsequent to the Acquisition Date.

A)

IHC Share-Based Compensation Plans

Total share-based compensation was $143,000 and $74,000 for the three months ended June 30, 2010 and 2009, respectively and $322,000 and $341,000 for the six months ended June 30, 2010 and 2009, respectively.  Related tax benefits of $57,000 and $29,000 were recognized for the three months ended June 30, 2010 and 2009, respectively and $128,000 and $136,000 for the six months ended June 30, 2010 and 2009, respectively.

Under the terms of IHC’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. At June 30, 2010, there were 730,059 shares available for future stock-based compensation grants under the IHC stock incentive plans.

Stock Options

IHC’s stock option activity for the six months ended June 30, 2010 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2009	312,170	$14.62
Granted	461,800	10.00
Expired	(6,490)	20.07
June 30, 2010	767,480	11.79

The following table summarizes information regarding IHC’s outstanding and exercisable options as of June 30, 2010:

	Outstanding	Exercisable

Number of options	767,480	239,010
Weighted average exercise price per share	$11.79	$15.48
Aggregate intrinsic value for all options	$-	$-
Weighted average contractual term remaining	3.6 years	2.0 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the six months ended June 30, 2010 was $1.57 per share. No options were granted during the six months ended June 30, 2009. The assumptions set forth in the table below were used to value the stock options granted during the six-month period ended June 30, 2010:

Weighted-average risk-free interest rate	2.3%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	45.0%
Weighted-average expected term of options	4.5 years

Compensation expense of $135,000 and $15,000 was recognized in the three months ended June 30, 2010 and 2009, respectively, and $254,000 and $206,000 in the six months ended June 30, 2010 and 2009, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months and six months ended June 30, 2010 or 2009.

As of June 30, 2010, the total unrecognized compensation expense related to non-vested stock options was $775,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.0 years.

Restricted Stock

IHC issued 2,250 shares of restricted stock during both the six months ended June 30, 2010 and 2009. The total fair value of IHC’s restricted stock that vested during the first six months of 2010 and 2009 was $23,000 and $70,000, respectively. Restricted stock expense was $7,000 and $28,000 for the three months ended June 30, 2010 and 2009, respectively, and was $19,000 and $80,000 for the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes restricted stock activity for the six months ended June 30, 2010:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2009	5,380	$12.43
Granted	2,250	$7.01
Vested	(3,130)	$15.19

June 30, 2010	4,500	$7.80

As of June 30, 2010, the total unrecognized compensation expense related to IHC’s non-vested restricted stock awards was $34,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.3 years.

SARs and Share-Based Performance Awards

The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. No SARs were exercised in the six months ended June 30, 2010 or 2009. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of all of IHC’s share-based liabilities paid in the six months ended June 30, 2010 and 2009 was $54,000 and $35,000, respectively. Included in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 are liabilities of $53,000 and $58,000, respectively, pertaining to IHC’s SARs and share-based performance awards.

B.

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $19,000 and $26,000, respectively, for the three months ended June 30, 2010 and the period between the Acquisition Date and June 30, 2010.  Related tax benefits of $7,000 and $10,000, respectively, were recognized for the three months ended June 30, 2010 and the period between the Acquisition Date and June 30, 2010.

Under the terms of the AMIC’s stock-based compensation plan, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms are ten years; and vesting periods range from three to four years.  AMIC may also grant shares of restricted stock, stock appreciation rights and share-based performance awards.  Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period. At June 30, 2010, there were 6,537,222 shares available for future stock-based compensation grants under the AMIC stock incentive plan.

Stock Options

The following table summarizes information regarding AMIC’s outstanding and exercisable options for the period between the Acquisition Date and June 30, 2010:

	Shares	Weighted- Average
	Under Option	Exercise Price

March 5, 2010	355,900	$10.00
Granted	13,334	4.60
Exercised	(10,000)	4.50
June 30, 2010	359,234	9.95

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of June 30, 2010:

	Outstanding	Exercisable

Number of options	359,234	337,330
Weighted average exercise price per share	$9.95	$10.20
Aggregate intrinsic value for all options	$36,251	$29,584
Weighted average contractual term remaining	3.8 years	3.5 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the period between the Acquisition Date and June 30, 2010 was $2.79 per share. The assumptions set forth in the table below were used to value the stock options granted during the period between the Acquisition Date and June 30, 2010:

Weighted-average risk-free interest rate	3.69%
Annual dividend rate per share	$-
Weighted-average volatility factor of the Company's common stock	45.00
Weighted-average expected term of options	5 years

Compensation expense of $14,000 and $19,000 was recognized for the three months ended June 30, 2010 and the period between the Acquisition Date and June 30, 2010, respectively, for the portion of the grant-date fair value of AMIC’s stock options vesting during those periods.

AMIC received cash proceeds of $45,000 upon the exercise of 10,000 options with an intrinsic value of $1,000 during the period between the Acquisition Date and June 30, 2010.

As of June 30, 2010, the total unrecognized compensation expense related to AMIC’s non-vested options was $78,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2010.  The total fair value of AMIC’s restricted stock that vested during the period between the Acquisition Date and June 30, 2010 was $13,000. Restricted stock expense was $5,000 and $7,000 for the three months ended June 30, 2010 and the period between the Acquisition Date and June 30, 2010, respectively.

The following table summarizes AMIC’s restricted stock activity for the period between the Acquisition Date and June 30, 2010:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

March 5, 2010	6,333	$6.92
Vested	(2,500)	$6.92
Forfeited	(1,333)	$6.92

June 30, 2010	2,500	$6.92

As of June 30, 2010, there was approximately $17,000 of total unrecognized compensation expense related to AMIC’s non-vested restricted stock which will be recognized over the remaining requisite service periods.

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

The deferred income tax expense allocated to stockholders' equity (principally for net unrealized gains on investment securities) for the six months ended June 30, 2010  was $4,986,000, representing the decrease in the related net deferred tax liability to $1,018,000 at June 30, 2010  from a tax asset of  $3,968,000 at December 31, 2009.

At June 30, 2010, AMIC, had net operating loss carryforwards of approximately $273,900,000 for federal income tax purposes which expire between 2019 and 2029. The federal deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheet at June 30, 2010 was $10,633,000, net of a valuation allowance of $86,400,000. AMIC continues to file its own separate income tax return and is not included in the consolidated tax return of IHC.

Note 12.

Supplemental Disclosures of Cash Flow Information

Tax payments, net of tax refunds, were $436,000 during the six months ended June 30, 2010. Tax refunds, net of tax payments, were $1,961,000 during the six months ended June 30, 2009

Cash payments for interest were $938,000 and $1,687,000 during the six months ended June 30, 2010 and 2009, respectively.

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

The comprehensive income for the three months and six months ended June 30, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$2,263	$1,846	$18,513	$4,958
Unrealized gains arising
during the period, net of income taxes	4,507	20,913	8,931	28,316

Comprehensive income	6,770	22,759	27,444	33,274
Comprehensive (income) losses attributable to
noncontrolling interest	(565)	13	(781)	20

Comprehensive income attributable to IHC	$6,205	$22,772	$26,663	$33,294

No losses for other-than-temporary impairments of fixed maturities were recognized in other comprehensive income during the three months or six months ended June 30, 2010.

Note 14.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and six months ended June 30, 2010 and 2009 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Medical Stop-Loss (A)	$37,446	$35,879	$65,346	$72,314
Fully Insured Health (B)	37,478	30,376	68,352	59,511
Group disability, life, annuities and DBL (C)	16,632	16,632	33,790	32,858
Individual life, annuities and other	14,074	14,961	28,169	30,785
Corporate	206	873	27,806	654
	105,836	98,721	223,463	196,122
Net realized investment gains	1,634	1,262	1,983	2,927
Other-than-temporary impairment losses, net	(1,039)	-	(2,665)	(271)

	$106,431	$99,983	$222,781	$198,778

Income Before Income Taxes:
Medical Stop-Loss (A)	$1,859	$1,127	$2,452	$2,776
Fully Insured Health(B) (D)	(75)	(751)	1,079	(750)
Group disability, life, annuities and DBL (C)	1,829	1,027	1,314	3,381
Individual life, annuities and other	761	491	894	1,801
Corporate	(1,327)	113	25,354	(1,524)
	3,047	2,007	31,093	5,684
Net realized investment gains	1,634	1,262	1,983	2,927
Other-than-temporary impairment losses, net	(1,039)	-	(2,665)	(271)
Interest expense	(477)	(761)	(948)	(1,531)

	$3,165	$2,508	$29,463	$6,809

(A)

The amount includes equity income from AMIC (prior to its acquisition) of $165,000 for the three months ended June 30, 2009, and $14,000 and $653,000 for the six months ended June 30, 2010 and 2009, respectively.

(B)

The amount includes equity income from AMIC (prior to its acquisition) of $47,000 for the three months ended June 30, 2009 and $244,000 and $186,000 for six months ended June 30, 2010 and 2009, respectively.

(C)

The amount includes equity income from AMIC (prior to its acquisition) of $23,000 for the three months ended June 30, 2009, and $22,000 and $89,000 for six months ended June 30, 2010 and 2009, respectively.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $669,000 and $616,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,160,000 and $1,228,000 for the six months ended June 30, 2010 and 2009, respectively. Amortization expense for the other segments is insignificant.

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

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$106,431	$99,983	$222,781	$198,778
Expenses	103,266	97,475	193,318	191,969

Income from continuing operations
before income taxes	3,165	2,508	29,463	6,809
Income taxes	847	545	10,768	1,497

Income from continuing operations	2,318	1,963	18,695	5,312

Discontinued operations:
Loss from discontinued operations	(55)	(117)	(182)	(354)

Net income	2,263	1,846	18,513	4,958

(Income) loss from noncontrolling interests
in subsidiaries	(565)	13	(781)	20

Net income attributable to IHC	$1,698	$1,859	$17,732	$4,978

•

Income from continuing operations increased $.3 million to $2.3 million for the three months ended June 30, 2010 from $2.0 million for the three months ended June 30, 2009. Income from continuing operations increased $13.4 million to $18.7 million for the six months ended June 30, 2010 from $5.3 million for the six months ended June 30, 2009 primarily due to the $16.8 million after-tax gain on the bargain purchase of AMIC (see Note 2 of Notes to Condensed Consolidated Financial Statements);

•

Consolidated investment yields (on an annualized basis) of 4.5% and 4.4%, respectively, for the three months and six months ended June 30, 2010 compared to 5.3% and 5.1% for the respective periods in 2009;

•

Revenues of $106.4 million and $222.8 million for the three months and six months ended June 30, 2010, respectively, representing increases of 6.4% and 11.4% over the respective three-month and six-month periods in 2009; and

•

Book value of $14.97 per common share, representing a 13.8% increase from December 31, 2009, primarily reflecting net income (including the gain on bargain purchase) and net unrealized gains on securities for the six months ended June 30, 2010.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $1.9 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and reported income from continuing operations of $2.5 million and $2.8 million for the six months ended June 30, 2010 and 2009, respectively. The increase in the quarterly results is primarily attributable to the consolidation of AMIC results in addition to business produced by a managing general underwriter acquired in 2010 for which there are no comparable amounts in 2009. For the six months ended June 30, 2010, the aforementioned increases were offset by the cancellation of underperforming managing general underwriters and market conditions;

o

Premiums earned decreased $.5 million and $9.5 million for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009. Excluding $10.5 million and $13.7 million of earned premiums related to the consolidation of AMIC’s results for the three months and six months ended June 30, 2010, respectively, premiums earned decreased $11.0 million and $23.2 million, respectively, due to reduced production volume for the reasons stated above;

o

Combined ratios for the three months and six months ended June 30, 2010 include reported stop-loss combined ratios from AMIC of 101.6% and 101.9%, respectively, as adjusted for purchase accounting;

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP combined ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Premiums Earned	$33,947	$34,361	$59,796	$69,289
Insurance Benefits, Claims & Reserves	24,458	24,850	43,274	49,363
Expenses	8,633	9,302	15,409	18,931

Loss Ratio(A)	72.0%	72.3%	72.4%	71.3%
Expense Ratio (B)	25.5%	27.1%	25.7%	27.3%
Combined Ratio (C)	97.5%	99.4%	98.1%	98.6%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

Combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported losses before taxes of $.1 million and $.8 million for the three months ended June 30, 2010 and 2009, respectively, and reported $1.1 million of income before taxes for the six months ended June 30, 2010 as compared to losses of $.8 million for the same period in 2009;

o

Fee and other income decreased $.7 million and $2.7 million for the three months and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Excluding AMIC fee income of $2.1 million and $2.9 million, respectively, fee and other income decreased by $2.8 million and $5.6 million, respectively, primarily due to a decrease in non-IHC carrier business administered by IHC Administrative Services and reduced profit commissions from the comparable 2009 period. The Company also experienced a decrease in general expenses due to its lower volume of business;

o

Premiums earned increased $7.7 million and $11.2 million for the three months and six months ended June 30, 2010, respectively, over the comparable periods in 2009. Excluding AMIC premiums of $8.0 million and $10.8 million during these respective periods, earned premiums decreased $.3 million for the three months ended June 30, 2010 and increased $.4 million for the six months ended June 30, 2010 compared to the prior year;

o

Underwriting experience for the Fully Insured segment, as indicated by its GAAP combined ratios, for the three months and six months ended June 30, 2010  and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Premiums Earned	$29,541	$21,765	$53,508	$42,253
Insurance Benefits, Claims & Reserves	21,241	15,329	36,367	28,577
Expenses	8,048	6,267	15,338	13,082

Loss Ratio	71.9%	70.4%	68.0%	67.6%
Expense Ratio	27.2%	28.8%	28.6%	31.0%
Combined Ratio	99.1%	99.2%	96.6%	98.6%

o

The underwriting expense ratio decreased primarily as a result of a decrease in profit commission and other general expenses in 2010;

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $.8 million for the three months ended June 30, 2010 and decreased $2.1 million for the six months ended June 30, 2010 compared to the same periods in 2009. Group term life lines experienced higher death claims in the first quarter. Fluctuations in death claims occur from time to time, but can be expected to return to projected levels over an extended period. Higher LTD claims attributable to significant cuts in state and municipal budgets as a result of the recession occurred early in the first quarter of 2010 but returned to expected levels in the second quarter of 2010;

•

Income before taxes from the Individual life, annuities and other segment increased $.3 million for the three months ended June 30, 2010 compared to 2009 but decreased $.9 million for the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of decreased investment income in 2010;

•

Income before taxes from the Corporate segment decreased $1.5 million for the three months ended June 30, 2010 compared to 2009 due in part to lower partnership income in 2010; and increased $26.9 million for the six months ended June 30, 2010 over 2009 primarily due to the inclusion of a $27.8 million gain as a result of the March 2010 acquisition of a controlling interest in AMIC;

•

Net realized investment gains were $1.6 million and $2.0 million for the three months and six months ended June 30, 2010, respectively, compared to $1.3 million and $2.9 million for the comparable periods in 2009. Other-than-temporary impairment losses for the three months and six months ended June 30, 2010 were $1.0 million and $2.7 million, respectively, compared to $.3 million for the six months ended June 30, 2009. No other-than-temporary impairment losses were recorded in the three months ended June 30, 2009, and;

•

Premiums by principal product for the three months and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Gross Direct and Assumed
Earned Premiums:	2010	2009	2010	2009

Medical Stop-Loss	$42,600	$54,119	$81,600	$108,447
Fully Insured Health	54,212	48,978	103,546	95,431
Group disability, life, annuities and DBL	26,089	25,846	52,844	51,483
Individual, life, annuities and other	7,816	7,690	15,740	15,557

	$130,717	$136,633	$253,730	$270,918

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Net Premiums Earned:	2010	2009	2010	2009

Medical Stop-Loss	$33,947	$34,361	$59,796	$69,289
Fully Insured Health	29,541	21,765	53,508	42,253
Group disability, life, annuities and DBL	14,272	14,091	28,596	27,815
Individual, life, annuities and other	6,854	6,864	13,598	14,157

	$84,614	$77,081	$155,498	$153,514

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  During the six months ended June 30, 2010, there were no additions to or changes in the critical accounting policies disclosed in the 2009 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Income from continuing operations was $2.3 million for the three months ended June 30, 2010, an increase of $.3 million compared to $2.0 million for the three months ended June 30, 2009. The Company's income from continuing operations before taxes increased $.7 million to $3.2 million for the three months ended June 30, 2010 from $2.5 million for the three months ended June 30, 2009. Information by business segment for the three months ended June 30, 2010 and 2009 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2010	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$33,947	1,012	-	2,487	24,458	-	11,129	$1,859
Fully Insured Health	29,541	377	-	7,560	21,241	7	16,305	(75)
Group disability,
life, annuities
and DBL	14,272	2,411	-	(51)	10,278	125	4,400	1,829
Individual life,
annuities and
other	6,854	6,125	-	1,095	8,702	1,588	3,023	761
Corporate	-	206	-	-	-	-	1,533	(1,327)
Sub total	$84,614	$10,131	$-	$11,091	$64,679	$1,720	$36,390	3,047

Net realized investment gains								1,634
Other-than-temporary impairment losses								(1,039)
Interest expense								(477)
Income from continuing operations before income taxes								3,165
Income taxes								847
Income from continuing operations								$2,318

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$34,361	974	165	379	24,850	-	9,902	$1,127
Fully Insured Health	21,765	220	47	8,344	15,329	7	15,791	(751)
Group disability,
life, annuities
and DBL	14,091	2,424	23	94	11,142	51	4,412	1,027
Individual life,
annuities and	6,864	6,937	-	1,160	9,102	1,242	4,126	491
other
Corporate	-	873	-	-	-	-	760	113
Sub total	$77,081	$11,428	$235	$9,977	$60,423	$1,300	$34,991	2,007

Net realized investment gains								1,262
Other-than-temporary impairment losses								-
Interest expense								(761)
Income from continuing operations before income taxes								2,508
Income taxes								545
Income from continuing operations								$1,963

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

Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Condensed Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results.  Accordingly, the individual line items on the Condensed Consolidated Statement of Operations for 2010 reflect approximately four months of the operations of AMIC with no corresponding amounts for 2009.

 Premiums Earned

Total premiums earned increased $7.5 million to $84.6 million in the second quarter of 2010 from $77.1 million in the comparable period of 2009. Included in second quarter 2010 premiums are $19.4 million of earned premiums related to AMIC with no comparable 2009 amounts. Excluding these amounts, earned premiums decreased $11.9 million compared to the second quarter of 2009. The decrease is primarily due to: (i) the Medical Stop-Loss segment which decreased $11.0 million, primarily due to the termination of certain non-owned managing general underwriters and market conditions; and (ii) the Fully Insured Health segment which had a $.3 million decrease in premiums in the second quarter of 2010 compared to the second quarter of 2009, comprised primarily of a $1.1 million increase in dental premiums as a result of increased production and a $.5 million net increase in all other lines of this segment due to increased production principally in the vision and limited medical lines which was more than offset by a $1.1 million decrease in the production of small group medical business in 2010 and a $.8 million decrease in student accident premiums as a result of the cancellation of a producer of this product; and (iii) a $.6 million decrease in the Group disability, life, annuities and DBL segment primarily a result of the point of service business currently in run-off.

Net Investment Income

Total net investment income decreased $1.3 million. The overall annualized investment yields were 4.5% and 5.3% (approximately 4.7% and 5.6%, on a tax advantaged basis) in the second quarter of 2010 and 2009, respectively. The annualized investment yields on bonds, equities and short-term investments were 4.4% and 4.9% in the second quarter of 2010 and 2009, respectively. The decrease in investment income is due to a decrease in yields and the shorter duration of our portfolio.  IHC has approximately $120 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in higher yielding longer-term securities in an increasing interest rate environment.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains increased $.3 million to $1.6 million in 2010 compared to $1.3 million in 2009. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. For the three months ended June 30, 2010, the Company recorded $1.0 million of other-than-temporary impairment losses, pre-tax. This credit loss is a result of expected cash flows of debt securities that are less than the debt securities’ amortized cost. For the three months ended June 30, 2009, the Company did not record any losses for other-than-temporary impairments.

Fee Income and Other Income

Fee income increased $1.8 million to $9.7 million in the three months ended June 30, 2010 from $7.9 million in the three months ended June 30, 2009.  Excluding AMIC related fee income of $3.6 million, fee income for the second quarter of 2010 decreased $1.8 million over the comparable 2009 period. The decrease is primarily a result of decreased profit commissions and a decrease in other fully-insured business administered by IHC Administrative Services.

Total other income decreased $.7 million in the three months ended June 30, 2010 to $1.4 million from $2.1 million in the three months ended June 30, 2009.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $4.3 million for the three months ended June 30, 2010 compared to the same period in 2009. Included in the second quarter 2010 are $14.0 million of claims and reserves related to AMIC with no comparable amounts in 2009. Excluding these amounts, benefits, claims and reserves decreased $9.7 million in the second quarter of 2010 compared to 2009. The decrease is primarily attributable to: (i) a decrease of $8.4 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; (ii) a decrease of $1.3 million in the Group disability, life, annuities and DBL segment primarily related to reduced production from the point of service line of business currently in run-off; and (iii) a $.4 million decrease in the Individual life, annuities and other segment primarily resulting from the ceding of a block of life and annuity policies in 2009; partially offset by (iv) an increase of $.4 million in the Fully Insured Health segment principally due to a $1.7 million increase in claims and reserves on dental, short term medical and vision lines of business, partially offset by a $1.3 million decrease primarily as a result of a decrease in small group medical business in 2010.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.4 million.

Interest Expense on Debt

Interest expense decreased $.3 million primarily as a result of principal repayments and lower interest rates.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $1.4 million in the second quarter of 2010 compared to the second quarter of 2009. Excluding expenses related to AMIC, totaling $8.6 million, total selling, general and administrative expenses decreased $7.2 million. The decrease is primarily due to: (i) a $2.8 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $3.4 million decrease in the Fully Insured Health segment largely due to a decrease in general expenses as a result of lower business volume and a reduction in work force, and (iii) a $1.1 million decrease in commission, other general and administrative expenses associated with the Individual life, annuities and other segment, partially related to the ceding of a block of life and annuity business in 2009.

Income Taxes

Income tax expense increased $.3 million to $.8 million for the second quarter ended June 30, 2010 from $.5 million for the second quarter of 2009. The effective tax rate was 25.0% for the second quarter of 2010 compared to 20.0% for the second quarter of 2009. The increase in the effective tax rate is primarily attributable to higher jurisdictional tax rates on income from the non-life businesses.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Income from continuing operations was $18.7 million for the six months ended June 30, 2010, an increase of $13.4 million compared to $5.3 million for the six months ended June 30, 2009. The Company's income from continuing operations before taxes increased $22.7 million to $29.5 million for the six months ended June 30, 2010 from $6.8 million for the six months ended June 30, 2009. Information by business segment for the six months ended June 30, 2010 and 2009 is as follows:

				Gain on
				Bargain
			Equity	Purchase,	Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2010	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$59,796	1,725	14	3,811	43,274	-	19,620	$2,452
Fully Insured Health	53,508	581	244	14,019	36,367	14	30,892	1,079
Group disability,
life, annuities
and DBL	28,596	4,800	22	372	23,552	248	8,676	1,314
Individual life,
annuities and other	13,598	12,420	-	2,151	18,314	2,776	6,185	894
Corporate	-	(24)	-	27,830	-	-	2,452	25,354
Sub total	$155,498	$19,502	$280	$48,183	$121,507	$3,038	$67,825	31,093

Net realized investment gains								1,983
Other-than-temporary impairment losses								(2,665)
Interest expense								(948)
Income from continuing operations before income taxes								29,463
Income taxes								10,768
Income from continuing operations								$18,695

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$69,289	1,796	653	576	49,363	-	20,175	$2,776
Fully Insured Health	42,253	383	186	16,689	28,577	14	31,670	(750)
Group disability,
life, annuities
and DBL	27,815	4,773	89	181	19,930	104	9,443	3,381
Individual life,
annuities and other	14,157	14,541	-	2,087	18,749	2,232	8,003	1,801
Corporate	-	654	-	-	-	-	2,178	(1,524)
Sub total	$153,514	$22,147	$928	$19,533	$116,619	$2,350	$71,469	5,684

Net realized investment gains								2,927
Other-than-temporary impairment losses								(271)
Interest expense								(1,531)
Income from continuing operations before income taxes								6,809
Income taxes								1,497
Income from continuing operations								$5,312

Premiums Earned

Total premiums earned increased $2.0 million to $155.5 million in the first six months of 2010 from $153.5 million in the comparable period of 2009. Included in 2010 premiums earned are $25.5 million of earned premiums related to AMIC with no comparable 2009 amounts. Excluding these amounts, earned premiums decreased $23.5 million from the second quarter of 2009. The decrease is primarily due to: (i) the Medical Stop-Loss segment which decreased $23.2 million, primarily due to reduced production from the termination of certain non-owned managing general underwriters and market conditions; (ii) a $.2 million decrease in the Group disability, life, annuities and DBL segment primarily from a decrease of $1.4 million in the point of service line and other lines offset by an increase of 1.2 million from the LTD line due to new business written; and (iii) a decrease of $.6 million in premiums earned in the Individual life, annuities and other segment primarily as a result of the ceding and commutation of certain ordinary life and annuity business during 2010; partially offset by (iv) the Fully Insured Health segment which had a $.5 million increase in premiums in the first six months of 2010 compared to the first six months of 2009, comprised primarily of a $1.7 million increase in dental premiums as a result of increased production and a $1.3 million net increase in all other lines of this segment due to increased production principally in the vision and limited medical lines, offset by a $1.1 million decrease in the production of small group medical business in 2010 and a $1.4 million decrease in student accident premiums as a result of the cancellation of a producer of this product.

Net Investment Income

Total net investment income decreased $2.6 million. The overall annualized investment yields were 4.4% and 5.1% (approximately 4.6% and 5.3%, on a tax advantaged basis) in the first six months of 2010 and 2009, respectively. The annualized investment yields on bonds, equities and short-term investments were 4.4% and 5.0% in the first six months of 2010 and 2009, respectively. The decrease in investment income is due to a decrease in yields and the shorter duration of our portfolio.  IHC has approximately $120 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in higher yielding longer-term securities in an increasing interest rate environment.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains decreased $.9 million to $2.0 million in 2010 compared to $2.9 million in 2009. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. For the six months ended June 30, 2010 and 2009, the Company recorded $2.7 million and $.3 million, respectively, of other-than-temporary impairment losses, pre-tax. Of the amount recorded in 2010, $1.9 million are credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost, and $.8 million are the result of the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.

Fee Income and Other Income

Fee income increased $.9 million to $17.2 million in the six months ended June 30, 2010 from $16.3 million in the six months ended June 30, 2009.  Excluding AMIC related fee income of $4.8 million, fee income for the first six months of 2010 decreased $3.9 million over the comparable 2009 period. The decrease is primarily a result of decreased profit commissions and a decrease in other fully-insured business administered by IHC Administrative Services.

Total other income in the six months ended June 30, 2010 was $3.1 million compared to $3.2 million in the six months ended June 30, 2009.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $4.9 million for the first six months of 2010 compared to the first six months of 2009.  Included in the first six months of 2010, are $18.1 million of claims and reserves related to AMIC with no comparable amounts in 2009. Excluding these amounts, benefits, claims and reserves decreased $13.2 million in the first six months of 2010 compared to 2009. The decrease is primarily attributable to: (i) a decrease of $16.5 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; (ii) a $.5 million decrease in the Individual life, annuity and other segment; partially offset by (iii) an increase of $3.0 million in the Group disability, life, annuities and DBL segment largely as a result of higher claims on the LTD and GTL lines of business; and (iv) an increase of $.8 million in the Fully Insured Health segment, principally due to a $3.1 million increase in claims and reserves on dental, short term medical and vision lines of business partially offset by a $2.3 million decrease primarily as a result of a decrease in small group medical business in 2010.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.6 million.

Interest Expense on Debt

Interest expense decreased $.6 million primarily as a result of principal repayments and lower interest rates.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $3.7 million in the first six months of 2010 as compared to the first six months of 2009. Excluding $11.6 million in AMIC related expenses included in the first six months of 2010 with no comparable 2009 amount, total selling, general and administrative expenses decreased $15.3 million. The decrease is primarily due to: (i) a $5.8 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $6.2 million decrease in the Fully Insured Health segment largely due to a decrease in general expenses as a result of lower business volume and a reduction in work force, (iii) a $1.0 million decrease in the Group disability, life, annuities and DBL segment primarily due to decreased  premiums; (iv) a $1.8 million decrease in commission, other general and administrative expenses associated with the Individual life, annuities and other segment, partially related to the ceding of a block of life and annuity business in 2009; and (v) a $.5 million decrease in corporate general and administrative expenses.

Income Taxes

Income tax expense increased $9.3 million to $10.8 million for the six months ended June 30, 2010 from $1.5 million for the first six months of 2009. The increase in tax expense is primarily related to the gain on the acquisition of the controlling interest in AMIC during the first quarter of 2010. The effective tax rate was 36.6% for the first six months of 2010 compared to 22.1% in 2009. The increase in the effective tax rate is primarily attributable to higher jurisdictional tax rates on the gain related to the AMIC acquisition.

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

Cash Flows

As of June 30, 2010, the Company had $12.6 million of cash and cash equivalents compared with $7.4 million as of December 31, 2009.

Net cash used by operating activities of continuing operations for the six months ended June 30, 2010 was $2.0 million. Net cash used by operating activities of discontinued operations for the six months ended June 30, 2010 was $.8 million.

Net cash provided by investing activities of continuing operations for the six months ended June 30, 2010 was 8.3 million primarily as a result of $29.0 million in net proceeds on sales of equity securities and securities under resale and repurchase agreements, a $2.9 million increase in net amounts due from brokers, $1.1 million of net cash acquired in the acquisitions of AMIC and other companies and $1.2 million received in acquisitions of policy blocks partially offset by $25.6 million in net purchases of fixed maturities.

The Company has $463.2 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2010, cash received from the maturities and other repayments of fixed maturities was $67.7 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due from brokers, increased $66.6 million to $895.1 million during the six months ended June 30, 2010 from $828.5 million at December 31, 2009 largely due to $57.3 million of investments acquired through the acquisition of AMIC and $17.8 million in unrealized pre-tax gains on available-for-sale securities for the period.

The Company had net receivables from reinsurers of $136.6 million at June 30, 2010. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2010.

Other assets increased $7.2 million primarily due to intangible assets recorded during the first quarter of 2010 as a result of the acquisitions of AMIC and other subsidiaries partially offset by a decrease in tax assets.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	June 30,	December 31,
	2010	2009

Medical Stop-Loss	$65,899	$71,504
Fully Insured Health	35,264	34,817
Group Disability	92,231	84,592
Individual A&H and Other	12,808	11,888

	$206,202	$202,801

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

The $25.0 million increase in IHC’s stockholders' equity in the first six months of 2010 is primarily due to a $16.7 million after tax gain on the bargain purchase of AMIC and $8.9 million in net unrealized gains on investments during the period.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $11.8 million at June 30, 2010, approximately 96.2% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2010, approximately 3.8% (or $29.7 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The increase in non-investment grade securities is primarily due to the downgrades in credit ratings of certain Alt-A mortgage securities. The Company does not have any non-performing fixed maturities at June 30, 2010.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the six months ended June 30, 2010, the Company recorded $2.7 million of losses for other-than-temporary impairments. The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2010. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2010 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$651	$-	$-	$2,052	$2,703
Equity securities	203	-	-	-	203

Total	$854	$-	$-	$2,052	$2,906

In 2010, the Company experienced an increase in net unrealized gains of $17.8 million which, net of deferred taxes of $5.0 million, and net of deferred policy acquisition costs of $3.9 million, increased stockholders' equity by $8.9 million (reflecting net unrealized gains of $1.8 million at June 30, 2010 compared to net unrealized losses of $7.1 million at December 31, 2009). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2010, is not materially different from that reported in the schedule of such obligations at December 31, 2009 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

The Company remained highly liquid for the first six months of the year, with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $120 million in highly rated shorter maturity securities earning on average 1.4%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In March 2010, IHC acquired control of AMIC through the purchase of additional shares of AMIC common stock in the open market; at June 30, 2010, IHC owned approximately 50.1% of the outstanding common stock of AMIC. The acquisition furthers our goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. The Company will consider acquiring additional shares of AMIC stock in the market and/or in private transactions as opportunities arise.

 For 2010, we will continue to emphasize:

•

Preparing for health care reform by proactively adjusting our mix of Fully Insured Health products and distribution strategies to take advantage of changing market demands, while continuing to increase the efficiency of our administrative companies.

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

•

Improving the experience on our Group disability, life annuities and DBL business. The Company experienced a much higher than expected incidence of death and LTD claims in the first quarter of 2010.  Fluctuations in death claims occur from time to time, but can be expected to return to projected levels over an extended period. The large influx of LTD claims in the first quarter is attributable to significant cuts in state and municipal budgets as a result of the recession. LTD claims have returned to expected levels in the second quarter.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010.  Since detailed implementation regulations have not yet been issued, we are still assessing the full extent of the laws' impact on our business. We have begun a comprehensive review of all the options for IHC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law may make exceptions for smaller carriers.  “Non-essential” lines of business are not impacted by health care reform.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2010 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2009 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. As of June 30, 2010, 293,600 shares were still authorized to be repurchased under the plan. Share repurchases during the second quarter of 2010 are summarized as follows:

2010
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	5,000	9.73	338,300
May	2,000	7.52	336,300
June	42,700	6.38	293,600

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

(REMOVED AND RESERVED)

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

August 12, 2010

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

August 12, 2010

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer