Form 10-Q
period 2010-09-30
INDEPENDENCE HOLDING CO
filed 2010-11-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010.

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 9, 2010
Common stock, $ 1.00 par value	15,232,865 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -	4
September 30, 2010 (unaudited) and December 31, 2009

Condensed Consolidated Statements of Operations -	5
Three Months and Nine Months Ended September 30, 2010 and 2009 (unaudited)

Condensed Consolidated Statement of Changes in Equity -	6
Nine Months Ended September 30, 2010 (unaudited)

Condensed Consolidated Statements of Cash Flows -	7
Nine Months Ended September 30, 2010 and 2009 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 4. Removed and Reserved	48

Item 5. Other Information	48

Item 6. Exhibits	49

Signatures	50

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$53	$52
Securities purchased under agreements to resell	34,060	42,708
Fixed maturities, available-for-sale	803,239	689,863
Equity securities, available-for-sale	53,858	60,815
Other investments	36,233	37,643
Total investments	927,443	831,081

Cash and cash equivalents	9,617	7,394
Due from securities brokers	17,629	5,579
Investment in American Independence Corp. ("AMIC")	-	19,234
Deferred acquisition costs	38,647	44,244
Due and unpaid premiums	47,873	48,731
Due from reinsurers	166,360	184,583
Premium and claim funds	44,307	43,663
Notes and other receivables	18,092	13,528
Goodwill	51,713	48,859
Other assets	59,399	57,580

TOTAL ASSETS	$1,381,080	$1,304,476

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves-health	$184,374	$184,146
Insurance reserves-life and annuity	274,272	270,987
Funds on deposit	408,054	408,298
Unearned premiums	8,869	13,217
Policy claims-health	18,558	18,655
Policy claims-life	11,364	11,392
Other policyholders' funds	19,456	20,517
Due to securities brokers	30,679	8,187
Due to reinsurers	34,619	45,516
Accounts payable, accruals and other liabilities	73,210	71,362
Liabilities related to discontinued operations	910	1,546
Debt	7,500	9,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,110,011	1,100,969

EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
15,472,000 and 15,459,720 shares issued;
15,232,865 and 15,426,965 shares outstanding	15,472	15,460
Paid-in capital	100,901	100,447
Accumulated other comprehensive income (loss)	10,095	(7,104)
Treasury stock, at cost 239,155 and 32,755 shares	(1,917)	(326)
Retained earnings	116,234	94,490

TOTAL IHC STOCKHOLDERS’ EQUITY	240,785	202,967
NONCONTROLLING INTERESTS IN SUBSIDIARIES	30,284	540

TOTAL EQUITY	271,069	203,507

TOTAL LIABILITIES AND EQUITY	$1,381,080	$1,304,476

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Premiums earned:
Health	$74,071	$62,527	$211,735	$197,452
Life and annuity	9,188	9,215	27,022	27,804
Net investment income	11,136	11,303	30,638	33,450
Fee income	8,102	6,614	25,343	22,943
Net realized investment gains	4,030	553	6,013	3,480
Other-than-temporary impairment losses	(132)	-	(2,797)	(271)
Equity income from AMIC	-	76	280	1,004
Gain on bargain purchase of AMIC	-	-	27,830	-
Other income	1,480	2,224	4,592	5,428
	107,875	92,512	330,656	291,290
EXPENSES:
Insurance benefits, claims and reserves:
Health	48,494	45,636	145,309	137,876
Life and annuity	12,826	9,831	37,518	34,210
Selling, general and administrative expenses	37,182	33,250	105,007	104,719
Amortization of deferred acquisitions costs	1,678	1,001	4,716	3,351
Interest expense on debt	499	701	1,447	2,232
	100,679	90,419	293,997	282,388
Income from continuing operations
before income taxes	7,196	2,093	36,659	8,902
Income taxes	2,145	212	12,913	1,709

Income from continuing operations	5,051	1,881	23,746	7,193

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(21)	49	(203)	(305)

Net income	5,030	1,930	23,543	6,888

(Income) loss from noncontrolling interests in subsidiaries	(610)	(5)	(1,391)	15

NET INCOME ATTRIBUTABLE TO IHC	$4,420	$1,925	$22,152	$6,903

Basic income per common share:
Income from continuing operations	$.29	$.12	$1.46	$.47
Loss from discontinued operations	-	-	(.01)	(.02)
Basic income per common share	$.29	$.12	$1.45	$.45

WEIGHTED AVERAGE SHARES OUTSTANDING	15,233	15,423	15,279	15,417

Diluted income per common share:
Income from continuing operations	$.29	$.12	$1.46	$.47
Loss from discontinued operations	-	-	(.01)	(.02)
Diluted income per common share	$.29	$.12	$1.45	$.45

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,233	15,429	15,282	15,420

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2010 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2009	$15,460	$100,447	$(7,104)	$(326)	$94,490	$202,967	$540	$203,507

Net income					22,152	22,152	1,391	23,543
Net change in unrealized
gains (losses)			17,199			17,199	-	17,199
Total comprehensive
income						39,351	1,391	40,742

Repurchase of common stock				(1,591)		(1,591)	-	(1,591)
Acquisition of MedWatch						-	480	480
Acquisition of HBA						-	480	480
Acquisition of American
Independence Corp.		(4)				(4)	26,960	26,956
Common Stock dividend
($0.025 Per share)					(381)	(381)	-	(381)
Share-based compensation
expenses and related
tax benefits	12	417				429	-	429
Other capital transactions		41			(27)	14	433	447

BALANCE AT
SEPTEMBER 30, 2010	$15,472	$100,901	$10,095	$(1,917)	$116,234	$240,785	$30,284	$271,069

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$23,543	$6,888
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on bargain purchase of AMIC	(27,830)	-
Loss from discontinued operations	203	305
Amortization of deferred acquisition costs	4,716	3,351
Net realized investment gains	(6,013)	(3,480)
Other-than-temporary impairment losses	2,797	271
Equity income from AMIC and other equity method investments	(927)	(1,696)
Depreciation and amortization	3,609	4,028
Share-based compensation expenses	574	404
Deferred tax expense	14,730	1,811
Other	1,408	414
Changes in assets and liabilities:
Net purchases of trading securities	(1,355)	-
Change in insurance liabilities	(27,244)	(18,879)
Additions to deferred acquisition costs, net	(4,952)	(1,368)
Change in net amounts due from and to reinsurers	15,934	(40,777)
Change in premium and claim funds	3,702	13,255
Change in income tax liability	(3,175)	(40)
Change in due and unpaid premiums	10,655	3,040
Change in other assets	79	3,504
Change in other liabilities	(9,732)	(955)
Net change in cash from operating activities of continuing operations	722	(29,924)
Net change in cash from operating activities of discontinued operations	(975)	(2,120)
Net change in cash from operating activities	(253)	(32,044)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	10,093	16,601
Net sales of securities under resale and repurchase agreements	9,951	37,155
Sales of equity securities	49,295	13,672
Purchases of equity securities	(37,719)	-
Sales of fixed maturities	535,848	342,316
Maturities and other repayments of fixed maturities	96,178	87,641
Purchases of fixed maturities	(657,028)	(462,797)
Additional investments in other investments, net of distributions	2,070	(331)
Cash acquired in acquisition of AMIC, net of cash paid	4,562	-
Cash paid in acquisitions of companies, net of cash acquired	(3,469)	(775)
Cash paid in acquisition of policy blocks	(2,791)	-
Change in notes and other receivables	844	1,803
Other	(1,581)	(1,540)
Net change in cash from investing activities	6,253	33,745

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1
Repayment of long-term debt	(1,500)	(1,000)
Repurchases of common stock	(1,591)	-
Excess tax expense from expired stock options and vesting of restricted stock	(22)	(422)
Proceeds of investment-type insurance contracts	118	1,176
Dividends paid	(767)	(772)
Other capital transactions	(15)	-
Net change in cash from financing activities	(3,777)	(1,017)

Net change in cash and cash equivalents	2,223	684
Cash and cash equivalents, beginning of year	7,394	7,767

Cash and cash equivalents, end of period	$9,617	$8,451

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 54% of IHC's outstanding common stock at September 30, 2010.

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

IHC acquired a controlling interest in AMIC on March 5, 2010. Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Condensed Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results.  The Condensed Consolidated Balance Sheet at September 30, 2010 includes the consolidated balance sheet of AMIC.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be anticipated for the entire year.

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

In September 2009, the FASB issued standards which among other things, amends former guidance on the consolidation of variable interest entities. The standards (i) require an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend previous guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity's involvement in a variable interest entity. In December 2009, these standards were added to the Accounting Standards Codification (“Codification”). The adoption of this guidance, effective January 1, 2010, did not have a material effect on the Company's consolidated financial statements.

In September 2009, the FASB issued standards to revise previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. In December 2009, these standards were added to the Codification. Among other things, the guidance eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets.  The guidance was effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date. The adoption of this guidance, effective January 1, 2010, did not have a material effect on the Company's consolidated financial statements.

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

In October 2010, the FASB issued guidance that specifies the accounting treatment for the costs incurred by insurance entities when acquiring new and renewal insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied prospectively upon adoption. The Company is currently evaluating the potential impact the amendments in this update will have on its consolidated financial statements.

(D)

 Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2010 presentation.

(E)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of September 30, 2010. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-month and  nine-month periods ended September 30, 2010. The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

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

In March 2010, IHC acquired a controlling interest in AMIC as a result of the purchase of AMIC common stock in the open market. The principal reasons for acquiring control were: (i) the low market price of the AMIC stock; (ii) the improved financial presentation for IHC resulting from the consolidation of financial reporting; and (iii) a closer relationship that will create greater long-term value for both companies. The acquisition furthers IHC's goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. Share purchases of 27,668 shares, or $141,000, through March 5, 2010 (the "Acquisition Date"), totaling 0.33% of voting equity interest, brought the total of AMIC shares owned by the Company to more than 50% of AMIC's outstanding common stock and as a result, IHC has included AMIC’s consolidated assets and liabilities and results of operations subsequent to the Acquisition Date in its condensed consolidated financial results as of and for the period ended September 30, 2010. At December 31, 2009, IHC owned 49.7% of AMIC's outstanding common stock which was purchased in various transactions from 2002 through 2008 and accounted for its investment in AMIC under the equity method. In the fourth quarter of 2009, under the equity method of accounting, due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC had been below IHC’s carrying value, the Company recorded an other-than-temporary impairment loss of $29,198,000 on its investment in AMIC. At December 31, 2009, the carrying value of IHC's investment in AMIC was $19,234,000.

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

For the three-months ended September 30, 2010, the Company’s Condensed Consolidated Statement of Operations includes revenues and net income of $21,803,000 and $1,000,000, respectively, from AMIC.

For the period from the Acquisition Date to September 30, 2010, the Company’s Condensed Consolidated Statement of Operations includes revenues and net income of $53,207,000 and $2,253,000, respectively, from AMIC.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)

Revenues	$107,875	$117,283	$316,426	$365,239

Net income	$5,030	$2,437	$7,323	$8,933

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

Subsequent to the Acquisition Date, IHC purchased an additional 9,537 shares of AMIC common stock for a total consideration of $58,000 through September 30, 2010.

During the period from January 1, 2010 to the Acquisition Date (the “Stub Period”) IHC recorded $280,000 of equity income from its investment in AMIC. During the three months and nine months ended September 30, 2009, IHC recorded $76,000 and $1,004,000, respectively, of equity income from its investments in AMIC. These amounts represent IHC's proportionate share of income based on its ownership interests during those periods. AMIC paid no dividends on its common stock during the Stub Period in 2010 or the three-month and nine-month periods ended September 30, 2009.

The following disclosures summarize the effects of certain transactions between IHC and its subsidiaries with AMIC during the Stub Period and other periods prior to the Acquisition Date. Subsequent to the Acquisition Date, the effects of these transactions are eliminated in consolidation. IHC and its subsidiaries recorded income of $208,000 during the Stub Period in 2010 and $327,000 and $833,000, respectively, for the three months and nine months ended September 30, 2009 from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $5,867,000 during the Stub Period in 2010 and $10,994,000 and $34,728,000, respectively, for the three months and nine months ended September 30, 2009. Benefits to policyholders on business ceded to AMIC were $3,020,000 during the Stub Period in 2010 and $8,461,000 and $23,115,000, respectively, for the three months and nine months ended September 30, 2009. Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $8,452,000 during the Stub Period in 2010 and $15,422,000 and $48,271,000, respectively, for the three months and nine months ended September 30, 2009 and IHC recorded net commission expense of $326,000 during the Stub Period in 2010 and $624,000 and $2,032,000, respectively, for the three months and nine months ended September 30, 2009  for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Condensed Consolidated Balance Sheet at December 31, 2009 are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $15,453,000; Other assets $2,632,000; and Other liabilities of $480,000.

Note 3.

Income Per Common Share

Income per share calculations are based on income from continuing operations attributable to the common shareholders of IHC for the three months and nine months ended September 30, 2010 and 2009, as shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Income from continuing operations	$5,051	$1,881	$23,746	$7,193

(Income) loss from noncontrolling interests
in subsidiaries	(610)	(5)	(1,391)	15

Income from continuing operations
attributable to IHC shareholders, net of tax	4,441	1,876	22,355	7,208

Income (loss) from discontinued operations, net of tax	(21)	49	(203)	(305)

Net income attributable to IHC shareholders	$4,420	$1,925	$22,152	$6,903

Included in the diluted income per share calculations for the three months and nine months ended September 30, 2010 are zero and 3,000 of incremental shares, respectively, from the assumed exercise of dilutive stock options and the assumed vesting of dilutive restricted stock computed using the treasury stock method. Included in the diluted income per share calculations for the three months and nine months ended September 30, 2009 are 6,000 and 3,000 of incremental shares from assumed exercise of options and vesting of restricted stock using the treasury stock method.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	September 30, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$280,360	$8,093	$(587)	$287,866
CMOs- residential (1)	69,936	6,395	(3,334)	72,997
CMOs - commercial	1,447	-	(625)	822
U.S. Government obligations	14,261	701	-	14,962
Agency MBS - residential (2)	10,680	213	-	10,893
GSEs (3)	53,977	1,153	(175)	54,955
States and political subdivisions	355,818	6,920	(1,994)	360,744

Total fixed maturities	$786,479	$23,475	$(6,715)	$803,239

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$8,060	$398	$(103)	$8,355
Preferred stock - perpetuals	33,405	1,411	(454)	34,362
Preferred stock - with maturities	9,790	1,351	-	11,141

Total equity securities	$51,255	$3,160	$(557)	$53,858

	December 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$207,554	$332	$(7,357)	$200,529
CMOs - residential (1)	78,889	3,620	(8,582)	73,927
CMOs - commercial	868	-	(402)	466
U.S. Government obligations	6,319	44	-	6,363
Agency MBS - residential (2)	40,156	182	-	40,338
GSEs (3)	15,398	-	(251)	15,147
States and political subdivisions	358,012	3,170	(8,089)	353,093

Total fixed maturities	$707,196	$7,348	$(24,681)	$689,863

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$3,790	$151	$(69)	$3,872
Preferred stock - perpetuals	32,434	3,509	(215)	35,728
Preferred stock - with maturities	20,996	747	(528)	21,215

Total equity securities	$57,220	$4,407	$(812)	$60,815

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The cost basis of certain preferred stocks with maturities at September 30, 2010 and December 31, 2009 includes an adjustment of $1,763,000 and $2,394,000, respectively, related to other-than-temporary impairment losses recorded in accumulated other comprehensive income in prior periods.

Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The amortized cost and fair value of fixed maturities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due after one year through five years	$167,842	$172,049	21.4%
Due after five years through ten years	139,925	143,659	17.9%
Due after ten years	343,986	349,271	43.5%
	651,753	664,979	82.8%
CMO and MBS
15 year	97,607	100,818	12.5%
20 year	10,399	10,351	1.3%
30 year	26,720	27,091	3.4%

	$786,479	$803,239	100.0%

The following tables summarize, for all securities in an unrealized loss position at September 30, 2010 and December 31, 2009, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$16,887	$219	$10,511	$368	$27,398	$587
CMOs - residential	3,187	533	24,285	2,801	27,472	3,334
CMO's - commercial	329	250	493	375	822	625
GSEs	27,703	162	1,447	13	29,150	175
States and political
subdivisions	92,502	1,689	7,570	305	100,072	1,994
Total fixed maturities	140,608	2,853	44,306	3,862	184,914	6,715
Common stocks	2,148	103	-	-	2,148	103
Preferred stocks-perpetual	15,071	454	-	-	15,071	454
Total temporarily
impaired securities	$157,827	$3,410	$44,306	$3,862	$202,133	$7,272

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$122,122	$2,287	$66,652	$5,070	$188,774	$7,357
CMOs - residential	7,937	990	35,757	7,592	43,694	8,582
CMOs - commercial	-	-	466	402	466	402
GSEs	9,901	186	5,246	65	15,147	251
States and political
subdivisions	132,180	4,459	52,196	3,630	184,376	8,089
Total fixed maturities	272,140	7,922	160,317	16,759	432,457	24,681
Common stocks	1,861	69	-	-	1,861	69
Preferred stocks-perpetual	416	8	8,060	207	8,476	215
Preferred stocks- with
maturities	-	-	8,692	528	8,692	528
Total temporarily
impaired securities	$274,417	$7,999	$177,069	$17,494	$451,486	$25,493

At September 30, 2010 and December 31, 2009, a total of 39 and 75 fixed maturities, respectively, and 12 and 13 equity securities, respectively, were in a continuous unrealized loss position for less than 12 months. At September 30, 2010 and December 31, 2009 a total of 24 and 56 fixed maturities, respectively, had continuous unrealized losses for 12 months or longer.  At December 31, 2009, a total of 5 equity securities had continuous unrealized losses for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities at September 30, 2010 and December 31, 2009 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

At September 30, 2010, the Company had $29,174,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 43.4% were in CMOs that originated in 2005 or earlier and 56.6% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributed to general disruptions in the credit market subsequent to purchase.

 Other-Than-Temporary Impairment Evaluations

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations. For fixed maturities, if a decline in fair value is judged by management to be other-than-temporary, and the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-

temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis.

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

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Other-than-temporary impairments:
Fixed maturities	$132	$-	$2,797	$-
Preferred stocks	-	-	-	271
	$132	$-	$2,797	$271

Other-than-temporary impairments of $132,000 and $2,797,000, respectively, were recorded on fixed maturities during the three months and nine months ended September 30, 2010. Of these amounts, for the three months and nine months ended September 30, 2010, $132,000 and $2,065,000, respectively, are credit losses resulting from expected cash flows of debt securities less than the debt securities’ amortized cost, and $732,000 was the result of the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases. No losses for other-than-temporary impairments were recognized in other comprehensive income for the three months or nine months ended September 30, 2010.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

Balance at beginning of year	$2,394

Securities sold	(631)

Balance at September 30, 2010	$1,763

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

Note 5.

Net Realized Investment Gains

Net realized investment gains for the three months and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net realized investment gains (losses):
Fixed maturities	$5,104	$553	$6,847	$3,492
Common stocks	(210)	-	(58)	-
Preferred stocks	490	-	516	(12)
	5,384	553	7,305	3,480

Sales of trading securities	(1,355)	-	(1,355)	-
Other	1	-	63	-

Net realized investment gains	$4,030	$553	$6,013	$3,480

For the three months and nine months ended September 30, 2010, the Company realized gross gains of $6,220,000 and $11,400,000, respectively, and realized gross losses of $836,000 and $4,095,000, respectively, on sales of available-for-sale securities. For the three months and nine months ended September 30, 2009, the Company realized gross gains of $1,093,000 and $5,922,000, respectively, and gross losses of $540,000 and $2,442,000, respectively, on sales of available-for-sale securities. As of September 30, 2010 and December 31, 2009, the Company did not hold any trading securities.

Note 6.

Derivative Instruments

In connection with its previously outstanding line of credit, a subsidiary of IHC entered into an interest rate swap with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company received a variable rate equal to the rate on the debt and paid a fixed rate (6.65%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge and, in August 2009, the interest rate swap expired. For the nine months ended September 30, 2009, the Company recorded $156,000 of gains on the effective portion of the interest rate swap in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, net of related taxes of $104,000.

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

  The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at September 30, 2010 and December 31, 2009, respectively (in thousands):

September 30, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$287,866	$-	$287,866
CMOs - residential	-	30,235	42,762	72,997
CMOs - commercial	-	-	822	822
US Government obligations	-	14,962	-	14,962
Agency MBS - residential	-	10,893	-	10,893
GSEs	-	54,955	-	54,955
States and political subdivisions	-	360,744	-	360,744
Total fixed maturities	-	759,655	43,584	803,239

Equity securities available-for-sale:
Common stocks	8,355	-	-	8,355
Preferred stocks - perpetual	34,362	-	-	34,362
Preferred stocks - with maturities	11,141	-	-	11,141
Total equity securities	53,858	-	-	53,858

Total	$53,858	$759,655	$43,584	$857,097

December 31, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$200,529	$-	$200,529
CMOs - residential	-	34,885	39,042	73,927
CMOs - commercial	-	-	466	466
US Government obligations	-	6,363	-	6,363
Agency MBS - residential	-	40,338	-	40,338
GSEs	-	15,147	-	15,147
States and political subdivisions	-	353,093	-	353,093
Total fixed maturities	-	650,355	39,508	689,863

Equity securities available-for-sale:
Common stocks	3,872	-	-	3,872
Preferred stocks - perpetual	35,728	-	-	35,728
Preferred stocks - with maturities	19,015	2,200	-	21,215
Total equity securities	58,615	2,200	-	60,815

Total	$58,615	$652,555	$39,508	$750,678

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. For the nine months ending September 30, 2010, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category as a result of limited or inactive markets during the first nine months of 2010. All transfers into the Level 3 category during 2010 were the result of the AMIC acquisition. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were sold or transferred out of the Level 3 category in 2010. For the nine months ending September 30, 2010, the Company did not include in earnings any realized investment gains or losses related to sales of securities categorized as Level 3 securities. The changes in the carrying value of Level 3 assets and liabilities for the nine months ended September 30, 2010 are summarized as follows (in thousands):

	September 30, 2010
	CMOs
	Residential	Commercial	Total

Beginning balance	$39,042	$466	$39,508

Transfers into Level 3:
Acquisition of AMIC	1,831	305	2,136

Gains(losses) included in earnings:
Other-than-temporary impairments	(2,065)	-	(2,065)

Net unrealized gains (losses) included in
accumulated other comprehensive loss	7,500	50	7,550

Repayments and amortization of fixed maturities	(3,546)	1	(3,545)

Balance at end of period	$42,762	$822	$43,584

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$23,168	$26,647	$23,833	$27,422

FINANCIAL
LIABILITIES:
Funds on deposit	$408,054	$405,626	$408,298	$410,485
Debt and junior
subordinated debt
securities	45,646	45,646	47,146	47,146

Note 8.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first nine months of 2010 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2009	$48,859	$7,785	$477	$8,262
Acquisitions:
AMIC	-	4,700	7,500	12,200
Alliance Underwriters	1,459	1,100	-	1,100
MedWatch	581	340	20	360
HBA	814	200	-	200

Capitalized software development	-	177	-	177
Amortization expense	-	(1,697)	-	(1,697)

Balance at September 30, 2010	$51,713	$12,605	$7,997	$20,602

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

In January 2010, IHC Health Holdings Corp., a wholly owned subsidiary of the Company (“IHC Health Holdings”), acquired a 51% interest in the stock of MedWatch, LLC (“MedWatch”) for a $500,000 purchase price. The Company recorded goodwill of $581,000 and other intangible assets of $360,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 11.6 years. MedWatch provides utilization review and medical management services to fully insured and self-funded health plans.

In January 2010, IHC Health Holdings acquired a 51% interest in the stock of Hospital Bill Analysis, LLC (“HBA”), a hospital bill review company, for a $500,000 purchase price. The Company recorded goodwill of $814,000 and other intangible assets of $200,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 11.0 years.

Note 9.

Discontinued Operations

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007. Unearned premium reserves of this block and the corresponding amount in due from reinsurers of $6,237,000 and $8,847,000 are included in the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively.

The Company recorded losses from discontinued operations representing expenses and changes in claims and reserves related to the insurance liabilities (currently in run-off status) for claims incurred prior to the sale on  December 31, 2007 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Pretax loss from discontinued operations	$(32)	$76	$(312)	$(469)

Tax benefits allocated to discontinued operations	11	27	109	(164)

Loss from discontinued operations, net	$(21)	$49	$(203)	$(305)

Changes in the liabilities related to discontinued operations for the nine months ended September 30, 2010 were as follows (in thousands):

	Claims	Accrued	Termination
	Liability	Expenses	Benefits	Total

Balance at beginning of year	$1,522	$-	$24	$1,546

Loss from discontinued operations:
Changes in claims and reserves
related to block in run-off	283	-	-	283
Expenses incurred related to block in run-off	-	29	-	29
				312

Payments of expenses accrued to administer
the business sold	-	(29)	(24)	(53)

Claim payments related to block in run-off	(895)	-	-	(895)

Balance at September 30, 2010	$910	$-	$-	$910

The Company believes that the net liabilities of discontinued operations at September 30, 2010 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 10.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans. AMIC disclosures reflect the activity subsequent to the Acquisition Date.

A)

IHC Share-Based Compensation Plans

Total share-based compensation was $208,000 and $63,000 for the three months ended September 30, 2010 and 2009, respectively and $530,000 and $404,000 for the nine months ended September 30, 2010 and 2009, respectively.  Related tax benefits of $83,000 and $25,000 were recognized for the three months ended September 30, 2010 and 2009, respectively and $211,000 and $161,000 for the nine months ended September 30, 2010 and 2009, respectively.

Under the terms of IHC’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. At September 30, 2010, there were 726,589 shares available for future stock-based compensation grants under the IHC stock incentive plans.

Stock Options

IHC’s stock option activity for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2009	312,170	$14.62
Granted	461,800	10.00
Expired	(6,490)	20.07
September 30, 2010	767,480	11.79

The following table summarizes information regarding IHC’s outstanding and exercisable options as of September 30, 2010:

	Outstanding	Exercisable

Number of options	767,480	239,010
Weighted average exercise price per share	$11.79	$15.48
Aggregate intrinsic value for all options	$-	$-
Weighted average contractual term remaining	3.3 years	1.7 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2010 was $1.57 per share. No options were granted during the nine months ended September 30, 2009. The assumptions set forth in the table below were used to value the stock options granted during the nine-month period ended September 30, 2010:

Weighted-average risk-free interest rate	2.3%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	45.0%
Weighted-average expected term of options	4.5 years

Compensation expense of $120,000 and $75,000 was recognized in the three months ended September 30, 2010 and 2009, respectively, and $374,000 and $281,000 in the nine months ended September 30, 2010 and 2009, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months and nine months ended September 30, 2010 or 2009.

As of September 30, 2010, the total unrecognized compensation expense related to non-vested stock options was $655,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.7 years.

Restricted Stock

IHC issued 2,250 shares of restricted stock during both the nine months ended September 30, 2010 and 2009. The total fair value of IHC’s restricted stock that vested during the first nine months of 2010 and 2009 was $23,000 and $70,000, respectively. Restricted stock expense was $5,000 and $12,000 for the three months ended September 30, 2010 and 2009, respectively, and was $24,000 and $92,000 for the nine months ended September 30, 2010 and 2009, respectively.

The following table summarizes restricted stock activity for the nine months ended September 30, 2010:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2009	5,380	$12.43
Granted	2,250	$7.01
Vested	(3,130)	$15.19

September 30, 2010	4,500	$7.80

As of September 30, 2010, the total unrecognized compensation expense related to IHC’s non-vested restricted stock awards was $29,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.0 years.

SARs and Share-Based Performance Awards

The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. No SARs were exercised in the nine months ended September 30, 2010 or 2009. Other liability-classified awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. The intrinsic value of all of IHC’s share-based liabilities paid in the nine months ended September 30, 2010 and 2009 was $54,000 and $35,000, respectively. Included in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 are liabilities of $136,000 and $58,000, respectively, pertaining to IHC’s SARs and share-based performance awards.

B)

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $18,000 and $44,000, respectively, for the three months ended September 30, 2010 and the period between the Acquisition Date and September 30, 2010.  Related tax benefits of $8,000 and $18,000, respectively, were recognized for the three months ended September 30, 2010 and the period between the Acquisition Date and September 30, 2010.

Under the terms of the AMIC’s stock-based compensation plan, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms are ten years; and vesting periods range from three to four years.  AMIC may also grant shares of restricted stock, stock appreciation rights and share-based performance awards.  Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period. At September 30, 2010, there were 6,537,222 shares available for future stock-based compensation grants under the AMIC stock incentive plan.

Stock Options

The following table summarizes information regarding AMIC’s outstanding and exercisable options for the period between the Acquisition Date and September 30, 2010:

	Shares	Weighted- Average
	Under Option	Exercise Price

March 5, 2010	355,900	$10.00
Granted	13,334	4.60
Exercised	10,000	4.50
September 30, 2010	359,234	9.95

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of September 30, 2010:

	Outstanding	Exercisable

Number of options	359,234	338,705
Weighted average exercise price per share	$9.95	$10.20
Aggregate intrinsic value for all options	$11,439	$10,639
Weighted average contractual term remaining	3.6 years	3.3 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the period between the Acquisition Date and September 30, 2010 was $2.79 per share. The assumptions set forth in the table below were used to value the stock options granted during the period between the Acquisition Date and September 30, 2010:

Weighted-average risk-free interest rate	3.69%
Annual dividend rate per share	$-
Weighted-average volatility factor of the Company's common stock	45.0%
Weighted-average expected term of options	5 years

Compensation expense of $14,000 and $33,000 was recognized for the three months ended September 30, 2010 and the period between the Acquisition Date and September 30, 2010, respectively, for the portion of the grant-date fair value of AMIC’s stock options vesting during those periods.

AMIC received cash proceeds of $45,000 upon the exercise of 10,000 options with an intrinsic value of $1,000 during the period between the Acquisition Date and September 30, 2010.

As of September 30, 2010, the total unrecognized compensation expense related to AMIC’s non-vested options was $64,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2010.  The total fair value of AMIC’s restricted stock that vested during the period between the Acquisition Date and September 30, 2010 was $13,000. Restricted stock expense was $4,000 and $11,000 for the three months ended September 30, 2010 and the period between the Acquisition Date and September 30, 2010, respectively.

The following table summarizes AMIC’s restricted stock activity for the period between the Acquisition Date and September 30, 2010:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

March 5, 2010	6,333	$6.92
Vested	(2,500)	$6.92
Forfeited	(1,333)	$6.92

September 30, 2010	2,500	$6.92

As of September 30, 2010, there was approximately $12,000 of total unrecognized compensation expense related to AMIC’s non-vested restricted stock which will be recognized over the remaining requisite service periods.

Note 11.

Debt

On August 22, 2010, the Company made a $1,500,000 principal debt repayment in accordance with the terms of its amortizing term note.

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

The deferred income tax expense allocated to stockholders' equity (principally for net unrealized gains on investment securities) for the nine months ended September 30, 2010  was $9,626,000, representing the decrease in the related net deferred tax liability to $5,658,000 at September 30, 2010  from a tax asset of  $3,968,000 at December 31, 2009.

At September 30, 2010, AMIC, had net operating loss carryforwards of approximately $273,400,000 for federal income tax purposes which expire between 2019 and 2029. The federal deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheet at September 30, 2010 was $10,165,000, net of a valuation allowance of $86,400,000. AMIC continues to file its own separate income tax return and is not included in the consolidated tax return of IHC.

Note 13.

Supplemental Disclosures of Cash Flow Information

Tax payments, net of tax refunds, were $467,000 during the nine months ended September 30, 2010. Tax refunds, net of tax payments, were $335,000 during the nine months ended September 30, 2009

Cash payments for interest were $1,431,000 and $2,380,000 during the nine months ended September 30, 2010 and 2009, respectively.

Note 14.

Comprehensive Income

The components of comprehensive income (loss) include: (i) net income or loss reported in the Condensed Consolidated Statements of Operations; (ii) the after-tax net unrealized gains and losses on investment securities available for sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired; and (iii) the non-credit related component of other-than-temporary impairments of fixed maturities, net of tax.

Comprehensive income for the three months and nine months ended September 30, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$5,030	$1,930	$23,543	$6,888
Unrealized gains arising
during the period, net of income taxes	8,268	23,907	17,199	52,223

Comprehensive income	13,298	25,837	40,742	59,111
Comprehensive (income) losses attributable to
noncontrolling interest	(610)	(5)	(1,391)	15

Comprehensive income attributable to IHC	$12,688	$25,832	$39,351	$59,126

Unrealized gains arising during the three months and nine months ended September 30, 2010 include the reclassification to earnings of  $410,000 of the non-credit related component of previously recorded other-than-temporary impairments on securities that were sold during the period, net of $221,000 tax. No losses for other-than-temporary impairments of fixed maturities were recognized in other comprehensive income during the three months or nine months ended September 30, 2010.

Note 15.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and nine months ended September 30, 2010 and 2009 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Medical Stop-Loss (A)	$34,187	$31,222	$99,533	$103,536
Fully Insured Health (B)	37,629	28,184	105,981	87,695
Group disability, life, annuities and DBL (C)	16,626	16,720	50,416	49,578
Individual life, annuities and other	15,858	15,379	44,027	46,164
Corporate	(323)	454	27,483	1,108
	103,977	91,959	327,440	288,081
Net realized investment gains	4,030	553	6,013	3,480
Other-than-temporary impairment losses, net	(132)	-	(2,797)	(271)

	$107,875	$92,512	$330,656	$291,290

Income from Continuing Operations
Before Income Taxes:
Medical Stop-Loss (A)	$955	$772	$3,407	$3,548
Fully Insured Health(B) (D)	888	(3,016)	1,967	(3,766)
Group disability, life, annuities and DBL (C)	3,704	1,701	5,018	5,082
Individual life, annuities and other	754	3,248	1,648	5,049
Corporate	(2,504)	(464)	22,850	(1,988)
	3,797	2,241	34,890	7,925
Net realized investment gains	4,030	553	6,013	3,480
Other-than-temporary impairment losses, net	(132)	-	(2,797)	(271)
Interest expense	(499)	(701)	(1,447)	(2,232)

	$7,196	$2,093	$36,659	$8,902

(A)

The amount includes equity income from AMIC (prior to its acquisition) of $40,000 for the three months ended September 30, 2009, and $14,000 and $693,000 for the nine months ended September 30, 2010 and 2009, respectively.

(B)

The amount includes equity income from AMIC (prior to its acquisition) of $25,000 for the three months ended September 30, 2009 and $244,000 and $211,000 for nine months ended September 30, 2010 and 2009, respectively.

(C)

The amount includes equity income from AMIC (prior to its acquisition) of $11,000 for the three months ended September 30, 2009, and $22,000 and $100,000 for nine months ended September 30, 2010 and 2009, respectively.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $611,000 and $619,000 for the three months ended September 30, 2010 and 2009, respectively, and $1,771,000 and $1,846,000 for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense for the other segments is insignificant.

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

The following is a summary of key performance information and events:

The results of operations for the three months and nine months ended September 30, 2010 and 2009 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$107,875	$92,512	$330,656	$291,290
Expenses	100,679	90,419	293,997	282,388

Income from continuing operations
before income taxes	7,196	2,093	36,659	8,902
Income taxes	2,145	212	12,913	1,709

Income from continuing operations	5,051	1,881	23,746	7,193

Discontinued operations:
Income (loss) from discontinued operations	(21)	49	(203)	(305)

Net income	5,030	1,930	23,543	6,888

(Income) loss from noncontrolling interests
in subsidiaries	(610)	(5)	(1,391)	15

Net income attributable to IHC	$4,420	$1,925	$22,152	$6,903

•

Income from continuing operations increased $3.2 million to $5.1 million for the three months ended September 30, 2010 from $1.9 million for the three months ended September 30, 2009. Income from continuing operations increased $16.5 million to $23.7 million for the nine months ended September 30, 2010 from $7.2 million for the nine months ended September 30, 2009 primarily due to the $16.8 million after-tax gain on the bargain purchase of AMIC (see Note 2 of Notes to Condensed Consolidated Financial Statements);

•

Consolidated investment yields (on an annualized basis) of 4.9% and 4.6%, respectively, for the three months and nine months ended September 30, 2010 compared to 5.4% and 5.2% for the respective periods in 2009;

•

Revenues of $107.9 million and $330.7 million for the three months and nine months ended September 30, 2010, respectively, representing increases of 16.6% and 13.5% over the respective three-month and nine-month periods in 2009; and

•

Book value of $15.81 per common share, representing a 20.1% increase from December 31, 2009, primarily reflecting net income (including the gain on bargain purchase) and net unrealized gains on securities for the nine months ended September 30, 2010.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income from continuing operations before taxes of $1.0 million and $.8 million for the three months ended September 30, 2010 and 2009, respectively, and reported income from continuing operations of $3.4 million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in the quarterly results is primarily attributable to the consolidation of AMIC results in addition to business produced by a managing general underwriter acquired in 2010 for which there are no comparable amounts in 2009. For the nine months ended September 30, 2010, the aforementioned increases were offset by the cancellation of underperforming managing general underwriters and market conditions;

o

Premiums earned increased $.9 million for three months ended September 30, 2010 and decreased $8.6 million for the nine months ended September 30, 2010 when compared to the same periods in 2009. Excluding $9.6 million and $23.3 million of earned premiums related to the consolidation of AMIC’s results for the three months and nine months ended September 30, 2010, respectively, premiums earned decreased $8.7 million and $31.9 million, respectively, due to reduced production volume for the reasons stated above;

o

Combined ratios for the three months and nine months ended September 30, 2010 include reported stop-loss combined ratios from AMIC of 98.3% and 100.4%, respectively, as adjusted for purchase accounting;

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP combined ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Premiums Earned	$30,730	$29,832	$90,526	$99,121
Insurance Benefits, Claims & Reserves	22,081	22,321	65,355	71,684
Expenses	8,700	7,523	24,109	26,455

Loss Ratio(A)	71.9%	74.8%	72.2%	72.3%
Expense Ratio (B)	28.3%	25.2%	26.6%	26.7%
Combined Ratio (C)	100.2%	100.0%	98.8%	99.0%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

Combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported $.9 million of income from continuing operations before taxes for the three months ended September 30, 2010 compared to losses before taxes of $3.0 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the Fully Insured Health segment reported $2.0 million of income from continuing operations before tax as compared to losses of $3.8 million for the same period in 2009;

o

Fee and other income decreased $.6 million and $3.2 million for the three months and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

Excluding AMIC fee and other income of $.3 million and $1.0 million, respectively, fee and other income decreased by $.9 million and $4.2 million, respectively, primarily due to a decrease in non-IHC carrier business administered by IHC Administrative Services and reduced profit commissions from the comparable 2009 period. The Company also experienced a decrease in general expenses due to its lower volume of business;

o

Premiums earned increased $9.8 million and $21.0 million for the three months and nine months ended September 30, 2010, respectively, over the comparable periods in 2009. Excluding AMIC premiums of $7.4 million and $18.1 million during these respective periods, earned premiums increased $2.4 million for the three months ended September 30, 2010 and increased $2.9 million for the nine months ended September 30, 2010 compared to the prior year;

o

Underwriting experience for the Fully Insured segment, as indicated by its GAAP combined ratios, for the three months and nine months ended September 30, 2010  and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Premiums Earned	$30,920	$21,109	$84,428	$63,362
Insurance Benefits, Claims & Reserves	21,004	16,225	57,371	44,802
Expenses	9,168	6,038	24,506	19,120

Loss Ratio	67.9%	76.9%	68.0%	70.7%
Expense Ratio	29.7%	28.6%	29.0%	30.2%
Combined Ratio	97.6%	105.5%	97.0%	100.9%

o

The underwriting expense ratio decreased primarily as a result of a decrease in profit commission and other general expenses in 2010;

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $2.0 million for the three months ended September 30, 2010 and remained flat for the nine months ended September 30, 2010 compared to the same periods in 2009. The LTD line experienced higher profitablilty in both the three months and nine months ended September 30, 2010, which, on a year to date basis, was offset by higher death claims experienced by group term life lines in the first quarter of 2010.

•

Income before taxes from the Individual life, annuities  and other segment decreased $2.4 million and $3.4 million for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily as a result of the commutation of reserves in the third quarter of 2009 and decreased investment income in 2010;

•

Income before taxes from the Corporate segment decreased $2.0 million for the three months ended September 30, 2010 compared to 2009 due to lower partnership income in 2010 and higher expenses; and increased $24.9 million for the nine months ended September 30, 2010 over 2009 primarily due to the inclusion of a $27.8 million gain as a result of the March 2010 acquisition of a controlling interest in AMIC;

•

Net realized investment gains were $4.0 million and $6.0 million for the three months and nine months ended September 30, 2010, respectively, compared to $.6 million and $3.5 million for the comparable periods in 2009. Other-than-temporary impairment losses for the three months and nine months ended September 30, 2010 were $.1 million and $2.8 million, respectively, compared to $.3 million for the nine months ended September 30, 2009. No other-than-temporary impairment losses were recorded in the three months ended September 30, 2009, and;

•

Premiums by principal product for the three months and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Gross Direct and Assumed
Earned Premiums:	2010	2009	2010	2009

Medical Stop-Loss	$40,440	$47,920	$122,040	$156,367
Fully Insured Health	52,139	47,538	155,685	142,970
Group disability, life, annuities and DBL	25,744	26,845	78,588	78,328
Individual, life, annuities and other	8,655	7,403	24,395	22,960

	$126,978	$129,706	$380,708	$400,625

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Net Premiums Earned:	2010	2009	2010	2009

Medical Stop-Loss	$30,730	$29,832	$90,526	$99,121
Fully Insured Health	30,920	21,109	84,428	63,362
Group disability, life, annuities and DBL	14,127	14,178	42,723	41,993
Individual, life, annuities and other	7,482	6,623	21,080	20,780

	$83,259	$71,742	$238,757	$225,256

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  During the nine months ended September 30, 2010, there were no additions to or changes in the critical accounting policies disclosed in the 2009 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Income from continuing operations was $5.1 million for the three months ended September 30, 2010, an increase of $3.2 million compared to $1.9 million for the three months ended September 30, 2009. The Company's income from continuing operations before taxes increased $5.1 million to $7.2 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009. Information by business segment for the three months ended September 30, 2010 and 2009 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2010	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$30,730	1,407	-	2,050	22,081	-	11,151	$955
Fully Insured Health	30,920	384	-	6,325	21,004	7	15,730	888
Group disability,
life, annuities
and DBL	14,127	2,455	-	44	7,855	125	4,942	3,704
Individual life,
annuities and
other	7,482	7,213	-	1,163	10,380	1,546	3,178	754
Corporate	-	(323)	-	-	-	-	2,181	(2,504)
Sub total	$83,259	$11,136	$-	$9,582	$61,320	$1,678	$37,182	3,797

Net realized investment gains								4,030
Other-than-temporary impairment losses								(132)
Interest expense								(499)
Income from continuing operations before income taxes								7,196
Income taxes								2,145
Income from continuing operations								$5,051

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$29,832	1,170	40	180	22,321	-	8,129	$772
Fully Insured Health	21,109	195	25	6,855	16,225	7	14,968	(3,016)
Group disability,
life, annuities
and DBL	14,178	2,442	11	89	10,184	169	4,666	1,701
Individual life,
annuities and
other	6,623	7,042	-	1,714	6,737	825	4,569	3,248
Corporate	-	454	-	-	-	-	918	(464)
Sub total	$71,742	$11,303	$76	$8,838	$55,467	$1,001	$33,250	2,241

Net realized investment gains								553
Other-than-temporary impairment losses								-
Interest expense								(701)
Income from continuing operations before income taxes								2,093
Income taxes								212
Income from continuing operations								$1,881

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

Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Condensed Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results.  Accordingly, the individual line items on the Condensed Consolidated Statement of Operations for 2010 reflect approximately seven months of the operations of AMIC with no corresponding amounts for 2009.

 Premiums Earned

Total premiums earned increased $11.6 million to $83.3 million in the third quarter of 2010 from $71.7 million in the comparable period of 2009. Included in third quarter 2010 premiums are $17.9 million of earned premiums related to AMIC with no comparable 2009 amounts. Excluding these amounts, earned premiums decreased $6.3 million compared to the third quarter of 2009. The decrease is primarily due to: (i) the Medical Stop-Loss segment which decreased $8.7 million, primarily due to the termination of certain non-owned managing general underwriters and market conditions; and (ii) the Group Disability Life, annuities and DBL segment which had a $.9 million decrease in premiums in the third quarter of 2010 compared to the third quarter of 2009, due in part to lower production of group term life business; partially offset by (iii) a $2.4 million increase in Fully Insured Health segment comprised primarily of increases in dental ($1.1 million) and in limited medical and vision lines ($.8 million) as a result of increased production in those lines, and an increase in small group business ($1.0 million) due to increased retention, offset by a $.5 decrease in the student accident line primarily as a result of the cancellation of a producer of this product; and (iv) a $.9 million increase in the Individual life, annuities and other segment primarily as a result of an increase in production of individual annuity contracts.

Net Investment Income

Total net investment income decreased $.2 million. The overall annualized investment yields were 4.9% and 5.4% (approximately 5.2% and 5.7%, on a tax advantaged basis) in the third quarter of 2010 and 2009, respectively. The annualized investment yields on bonds, equities and short-term investments were 4.8% and 5.0% in the third quarter of 2010 and 2009, respectively. The decrease in investment income is due to a decrease in yields and the shorter duration of our portfolio.  IHC has approximately $144.8 million in highly rated shorter duration securities earning on average 1.45%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in higher yielding longer-term securities in an increasing interest rate environment.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains increased $3.4 million to $4.0 million in 2010 compared to $.6 million in 2009. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. For the three months ended September 30, 2010, the Company recorded $.1 million of other-than-temporary impairment losses, pre-tax. This credit loss is a result of expected cash flows of debt securities that are less than the debt securities’ amortized cost. For the three months ended September 30, 2009, the Company did not record any losses for other-than-temporary impairments.

Fee Income and Other Income

Fee income increased $1.5 million to $8.1 million in the three months ended September 30, 2010 from $6.6 million in the three months ended September 30, 2009.  Excluding AMIC related fee income of $1.4 million, fee income for the third quarter of 2010 increased $.1 million over the comparable period in 2009.

Total other income decreased $.7 million in the three months ended September 30, 2010 to $1.5 million from $2.2 million in the three months ended September 30, 2009. Excluding AMIC related other income of $ .2 million, other income for the third quarter of 2010 decreased $.9 million over the comparable 2009 period. The third quarter of 2009 includes income resulting from the commutation of a block of business.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $5.8 million for the three months ended September 30, 2010 compared to the same period in 2009. Included in the third quarter 2010 are $11.8 million of claims and reserves related to AMIC with no comparable amounts in 2009. Excluding these amounts, benefits, claims and reserves decreased $6.0 million in the third quarter of 2010 compared to 2009. The decrease is primarily attributable to: (i) a decrease of $6.9 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; (ii) a decrease of $2.8 million in the Group disability, life, annuities and DBL segment primarily related to a decrease in premiums earned from the group term life business and lower loss ratios in the LTD business; partially offset by (iii) a $3.6 million increase in the Individual life, annuities and other segment primarily resulting from the commutation of reserves in the third quarter of 2009 in addition to an increase in  the production of individual annuity contracts in 2010; and (iv) an increase of $.1 million in the Fully Insured Health segment principally due to a $.9 million increase in claims and reserves on dental, short term medical and vision lines of business, partially offset by a $.8 million decrease primarily as a result of decreases in small group medical due to lower loss ratios in 2010 and  a lower volume of student accident business in 2010.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.7 million.

Interest Expense on Debt

Interest expense decreased $.2 million primarily as a result of principal repayments and lower interest rates.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $3.9 million in the third quarter of 2010 compared to the third quarter of 2009. Excluding expenses related to AMIC, totaling $6.9 million, total selling, general and administrative expenses decreased $3.0 million. The decrease is primarily due to: (i) a $1.1 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $1.4 million decrease in the Fully Insured Health segment largely due to a decrease in general expenses as a result of lower business volume and a reduction in work force; (iii) a $1.4 million decrease in commission, other general and administrative expenses associated with the Individual life, annuities and other segment, partially related to the ceding of a block of life and annuity business in 2009; partially offset by (iv) a $.9 million increase in corporate expenses.

Income Taxes

Income tax expense increased $1.9 million to $2.1 million for the third quarter ended September 30, 2010 from $.2 million for the third quarter of 2009. The effective tax rate was 29.2% for the third quarter of 2010 compared to 9.5% for the third quarter of 2009. The increase in the effective tax rate is primarily attributable to higher jurisdictional tax rates on income from the non-life businesses.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Income from continuing operations was $23.7 million for the nine months ended September 30, 2010, an increase of $16.5 million compared to $7.2 million for the nine months ended September 30, 2009. The Company's income from continuing operations before taxes increased $27.8 million to $36.7 million for the nine months ended September 30, 2010 from $8.9 million for the nine months ended September 30, 2009. Information by business segment for the nine months ended September 30, 2010 and 2009 is as follows:

				Gain on
				Bargain
			Equity	Purchase,	Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2010	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$90,526	3,132	14	5,861	65,355	-	30,771	$3,407
Fully Insured Health	84,428	965	244	20,344	57,371	21	46,622	1,967
Group disability,
life, annuities
and DBL	42,723	7,255	22	416	31,407	373	13,618	5,018
Individual life,
annuities and other	21,080	19,633	-	3,314	28,694	4,322	9,363	1,648
Corporate	-	(347)	-	27,830	-	-	4,633	22,850
Sub total	$238,757	$30,638	$280	$57,765	$182,827	$4,716	$105,007	34,890

Net realized investment gains								6,013
Other-than-temporary impairment losses								(2,797)
Interest expense								(1,447)
Income from continuing operations before income taxes								36,659
Income taxes								12,913
Income from continuing operations								$23,746

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$99,121	2,965	693	757	71,684	-	28,304	$3,548
Fully Insured Health	63,362	578	211	23,544	44,802	21	46,638	(3,766)
Group disability,
life, annuities
and DBL	41,993	7,216	100	269	30,114	273	14,109	5,082
Individual life,
annuities and other	20,780	21,583	-	3,801	25,486	3,057	12,572	5,049
Corporate	-	1,108	-	-	-	-	3,096	(1,988)
Sub total	$225,256	$33,450	$1,004	$28,371	$172,086	$3,351	$104,719	7,925

Net realized investment gains								3,480
Other-than-temporary impairment losses								(271)
Interest expense								(2,232)
Income from continuing operations before income taxes								8,902
Income taxes								1,709
Income from continuing operations								$7,193

Premiums Earned

Total premiums earned increased $13.5 million to $238.8 million in the first nine months of 2010 from $225.3 million in the comparable period of 2009. Included in 2010 premiums earned are $43.4 million of earned premiums related to AMIC with no comparable 2009 amounts. Excluding these amounts, earned premiums decreased $29.9 million from the first nine months of 2009. The decrease is primarily due to: (i) the Medical Stop-Loss segment which decreased $31.9 million, primarily due to reduced production from the termination of certain non-owned managing general underwriters and market conditions; and (ii) a $1.2 million decrease in the Group disability, life, annuities and DBL segment primarily from a decrease of $1.2 million in group term life  business and a decrease of $1.4 million in the point of service line and other lines, offset by an increase of 1.4 million from the LTD line due to new business written; partially offset by (iii) the Fully Insured Health segment which had a $2.9 million increase in premiums in the first nine months of 2010 compared to the first nine months of 2009, comprised primarily of a $2.8 million increase in dental premiums as a result of increased production and a $2.0 million net increase in all other lines of this segment due to increased production principally in the vision and limited medical lines, offset a $1.9 million decrease in student accident premiums as a result of the cancellation of a producer of this product; and (iv) an increase of $.3 million in premiums earned in the Individual life, annuities and other segment.

Net Investment Income

Total net investment income decreased $2.9 million. The overall annualized investment yields were 4.6% and 5.2% (approximately 4.8% and 5.5%, on a tax advantaged basis) in the first nine months of 2010 and 2009, respectively. The annualized investment yields on bonds, equities and short-term investments were 4.6% and 5.0% in the first nine months of 2010 and 2009, respectively. The decrease in investment income is due to a decrease in yields and the shorter duration of our portfolio.  IHC has approximately $144.8 million in highly rated shorter duration securities earning on average 1.45%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in higher yielding longer-term securities in an increasing interest rate environment.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains increased $2.5 million to $6.0 million in 2010 compared to $3.5 million in 2009. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. For the nine months ended September 30, 2010 and 2009, the Company recorded $2.8 million and $.3 million, respectively, of other-than-temporary impairment losses, pre-tax. Of the amount recorded in 2010, $2.0 million are credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost, and $.8 million are the result of the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.

Fee Income and Other Income

Fee income increased $2.4 million to $25.3 million in the nine months ended September 30, 2010 from $22.9 million in the nine months ended September 30, 2009.  Excluding AMIC related fee income of $4.1 million, fee income for the first nine months of 2010 decreased $1.7 million over the comparable 2009 period. The decrease is primarily a result of decreased profit commissions and a decrease in other fully-insured business administered by IHC Administrative Services.

Total other income in the nine months ended September 30, 2010 was $4.6 million compared to $5.4 million in the nine months ended September 30, 2009. Excluding AMIC related other income of $.2 million, other income for the nine months ended September 30, 2010 decreased $1.0 million over the comparable 2009 period. Other income in 2009 includes income resulting from the commutation of a block of business.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves increased $10.7 million for the first nine months of 2010 compared to the first nine months of 2009.  Included in the first nine months of 2010, are $29.9 million of claims and reserves related to AMIC with no comparable amounts in 2009. Excluding these amounts, benefits, claims and reserves decreased $19.2 million in the first nine months of 2010 compared to 2009. The decrease is primarily attributable to: (i) a decrease of $23.5 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; partially offset by (ii) a $3.2 million increase in the Individual life, annuity and other segment resulting from an increase in individual annuity contracts in 2010 and an increase in ordinary life and annuities over 2009 levels due to the commutation of reserves in 2009; (iii) an increase of $.2 million in the Group disability, life, annuities and DBL segment largely as a result of higher claims on the LTD and group term life lines of business offset by a decrease in the point of service line; and (iv) an increase of $.9 million in the Fully Insured Health segment, principally due to a $4.0 million increase in claims and reserves on dental, short term medical, limited medical and vision lines of business partially offset by a $2.0 million decrease in small group medical reserves due to lower loss ratios in 2010 and a $1.1 million decrease in student accident reserves due to a lower volume of business.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $1.3 million.

Interest Expense on Debt

Interest expense decreased $.8 million primarily as a result of principal repayments and lower interest rates.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $.3 million in the first nine months of 2010 as compared to the first nine months of 2009. Excluding $16.4 million in AMIC related expenses included in the first nine months of 2010 with no comparable 2009 amount, total selling, general and administrative expenses decreased $16.1 million. The decrease is primarily due to: (i) a $6.9 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $5.5 million decrease in the Fully Insured Health segment largely due to a decrease in general expenses as a result of lower business volume and a reduction in work force, (iii) a $1.0 million decrease in the Group disability, life, annuities and DBL segment primarily due to decreased  premiums; (iv) a $3.2 million decrease in commission, other general and administrative expenses associated with the Individual life, annuities and other segment, partially related to the ceding of a block of life and annuity business in 2009; partially offset by (v) a $.5 million increase in corporate general and administrative expenses.

Income Taxes

Income tax expense increased $11.2 million to $12.9 million for the nine months ended September 30, 2010 from $1.7 million for the first nine months of 2009. The increase in tax expense is primarily related to the gain on the acquisition of the controlling interest in AMIC during the first quarter of 2010. The effective tax rate was 35.1% for the first nine months of 2010 compared to 19.1% in 2009. The increase in the effective tax rate is primarily attributable to higher jurisdictional tax rates on the gain related to the AMIC acquisition.

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

Cash Flows

As of September 30, 2010, the Company had $9.6 million of cash and cash equivalents compared with $7.4 million as of December 31, 2009.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2010 was $.7 million. Net cash used by operating activities of discontinued operations for the nine months ended September 30, 2010 was $1.0 million.

Net cash provided by investing activities of continuing operations for the nine months ended September 30, 2010 was $6.3 million primarily as a result of $21.5 million in net proceeds on sales of equity securities and securities under resale and repurchase agreements, a $10.1 million increase in net amounts due from brokers, $1.1 million of net cash acquired in the acquisitions of AMIC and other companies, partially offset by $25.0 million in net purchases of fixed maturities.

The Company has $458.6 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2010, cash received from the maturities and other repayments of fixed maturities was $96.2 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due from brokers, increased $85.9 million to $914.4 million during the nine months ended September 30, 2010 from $828.5 million at December 31, 2009 largely due to $57.3 million of investments acquired through the acquisition of AMIC and $32.6 million in unrealized pre-tax gains on available-for-sale securities for the period.

The Company had net receivables from reinsurers of $131.7 million at September 30, 2010. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2010.

Other assets increased $1.8 million primarily due to intangible assets recorded during the first quarter of 2010 as a result of the acquisition of AMIC and other subsidiaries, partially offset by a decrease in tax assets.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	September 30,	December 31,
	2010	2009

Medical Stop-Loss	$66,973	$71,504
Fully Insured Health	34,281	34,817
Group Disability	89,389	84,592
Individual A&H and Other	12,289	11,888

	$202,932	$202,801

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

The $37.8 million increase in IHC’s stockholders' equity in the first nine months of 2010 is primarily due to a $16.7 million after tax gain on the bargain purchase of AMIC and $17.2 million in net unrealized gains on investments during the period.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $6.7 million at September 30, 2010, approximately 96.3% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2010, approximately 3.7% (or $30.1 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The increase in non-investment grade securities is primarily due to the downgrades in credit ratings of certain Alt-A mortgage securities. The Company does not have any non-performing fixed maturities at September 30, 2010.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the nine months ended September 30, 2010, the Company recorded $2.8 million of losses for other-than-temporary impairments. The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2010. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2010 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$498	$-	$1,791	$2,289
Equity securities	35	-	-	-	35

Total	$35	$498	$-	$1,791	$2,324

In 2010, the Company experienced an increase in net unrealized gains of $32.6 million which, net of deferred taxes of $9.6 million, and net of deferred policy acquisition costs of $5.8 million, increased stockholders' equity by $17.2 million (reflecting net unrealized gains of $10.1 million at September 30, 2010 compared to net unrealized losses of $7.1 million at December 31, 2009). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2010, is not materially different from that reported in the schedule of such obligations at December 31, 2009 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

The Company remained highly liquid for the first nine months of the year, with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $144.8 million in highly rated shorter maturity securities earning on average 1.45%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In March 2010, IHC acquired control of AMIC through the purchase of additional shares of AMIC common stock in the open market; at September 30, 2010, IHC owned approximately 50.1% of the outstanding common stock of AMIC. The acquisition furthers our goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. The Company will consider acquiring additional shares of AMIC stock in the market and/or in private transactions as opportunities arise.

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

•

Closely monitoring the experience in our Group disability, life annuities and DBL business.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010.  The National Asociation of Insurance Commissioners has now issued its proposed regulations. The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers and we believe they will have minimal impact in the near future. We have begun a comprehensive review of all the options for IHC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law may make exceptions for carriers, such as ours, that have a minimal presence in any one state.  “Non-essential” lines of business are not impacted by health care reform.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2010 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2009 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. As of September 30, 2010, 293,600 shares were authorized to be repurchased under the plan. There were no share repurchases during the third quarter of 2010.

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

November 9, 2010

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

November 9, 2010

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer