Form 10-K
period 2010-12-31
INDEPENDENCE HOLDING CO
filed 2011-03-17
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 COMMISSION FILE NUMBER 0-10306

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

Large accelerated filer __

   Accelerated filer ___    Non-accelerated filer  X

Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2010 was $37,207,000.

15,833,083 shares of common stock were outstanding as of March 15, 2011.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2010 annual meeting of stockholders to be held in June 2011 are incorporated by reference in response to Part III of this Report.

FORM 10-K CROSS REFERENCE INDEX

Forward-Looking Statements

This report on Form 10−K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements.  We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Independence Holding Company is a Delaware corporation (NYSE: IHC) that was formed in 1980.  We are a holding company principally engaged in the life and health insurance business with principal executive offices located at 96 Cummings Point Road, Stamford, Connecticut 06902. At December 31, 2010, we own a 50.1% controlling interest in American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company ("Independence American") several managing general underwriters ("MGUs") and controlling interests in three agencies. As of March 15, 2011, subsequent to year-end, IHC’s ownership interest increased to 63.0%.

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

Madison National Life, Standard Security Life and Independence American are sometimes collectively referred to as the "Insurance Group." IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or "IHC", or are implicit in the terms "we", "us" and "our".

IHC retains much of the risk that it underwrites, and focuses on the following lines of business:

•

Medical excess (or "stop-loss")

•

Multiple fully insured health lines

•

Group disability and life

•

Individual life, primarily through block acquisitions

Standard Security Life, Madison National Life and Independence American are each rated A- (Excellent) by A.M. Best Company, Inc. ("Best"). Standard Security Life is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life is domiciled in Wisconsin, licensed to sell insurance products in 49 states, the District of Columbia, the Virgin Islands and Guam, and is an accredited reinsurer in New York. Independence American is domiciled in Delaware and licensed to sell insurance products in 49 states and the District of Columbia. We have been informed by Best that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold any of our securities.

Our administrative companies underwrite, market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions or profit slides. During 2010, our principal administrative companies were IHC Health Solutions, Inc. (“IHC Health Solutions”), Majestic Underwriters, LLC ("Majestic"), and Actuarial Management Corporation ("AMC").  In January 2010, we acquired interests in three additional administrative companies by: (i) buying the assets of Alliance Underwriters, LLC (“AU”), a stop-loss managing general underwriter; (ii) acquiring 51% of the stock of MedWatch, LLC; and (iii) acquiring 51% of the stock of Hospital Bill Analysis, LLC.  AMIC's administrative companies are Risk Assessment Strategies, Inc., and Voorhees Risk Management, LLC, d.b.a. Marlton Risk Group, IHC Risk Solutions-IIG (which was formed in December 2010) and IHC Risk Solutions, Inc. which bills and collects premiums, administers and processes claims and performs medical management for our MGUs and third parties (collectively, the "AMIC MGUs"). Our general agencies earn commissions for selling life and health insurance products underwritten by IHC’s owned and affiliated insurance companies and also by unaffiliated carriers. In addition, AMIC owns controlling interests in Independent Producers of America, LLC ("IPA") and Healthinsurance.org LLC. IPA is a national, career agent marketing organization. Healthinsurance.org LLC is an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance.

For information pertaining to the Company's business segments, reference is made to Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Our Philosophy

Our business strategy consists of maximizing underwriting profits through a variety of niche life and health insurance products and/or through distribution channels that enable us to access underserved markets or markets in which we believe we have a competitive advantage.  Historically, our carriers have focused on establishing preferred relationships with producers who seek an alternative to larger, more bureaucratic health insurers, and on providing these producers with personalized service and unique rewards programs.  More recently, we have also begun to focus on alternative distribution sources, such as captive agencies and direct-to-consumer initiatives.  While our management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions. We seek transactions that will generate fee income and profit commissions for our administrative companies as well as risk income for our insurance carriers thereby permitting us to leverage IHC's vertically integrated organizational structure.

As a result of our expansion into the Fully Insured Health Segment in 2005 and our increased control of distribution through corporate acquisitions, we have strengthened our ability to respond to market cycles in the health insurance sector by redeploying the focus of our insurance underwriting activity across a larger number of business lines.  In recent years, we have encouraged our owned and affiliated MGUs to be more selective in order to achieve better underwriting results, terminated all under-performing non-owned programs and discontinued less profitable niches within the Fully Insured Health Segment, such as student health insurance. As a result of these changes, we have seen a decrease in our gross written stop-loss premiums and have marginally increased our gross written fully insured health premiums.  Net earned premiums have increased primarily due to a reduction in reinsurance. While we have benefitted from fee income generated by our administrative and sales companies in recent years, which is generally not subject to insurance risk, we have seen a decrease in these fees in the current year as a result of a lower volume of premiums administered.  At the same time, we also experienced a decrease in administrative costs in our Fully Insured Health segment resulting from consolidation and efficiency initiatives implemented at the end of 2009.

DISTRIBUTION

Medical Stop-Loss

We market medical stop-loss primarily through MGUs which are non-salaried contractors that receive administrative fees. MGUs are responsible for underwriting accounts in accordance with guidelines formulated and approved by us, billing and collecting premiums, paying commissions to agents, third party administrators ("TPAs") and/or brokers, and processing claims. We are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and overseeing claims for reimbursement, as well as for establishing appropriate accounting procedures and reserves. In order to accomplish this, we audit the MGUs' underwriting, claims and policy issuance practices to assure compliance with our guidelines, provide the MGUs with access to our medical management and cost containment expertise, and review cases that require referral based on our underwriting guidelines. MGUs receive fee income, generally a percentage of gross premiums produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results.

Standard Security Life, Madison National Life and Independence American write approximately 69% of their medical stop-loss business through Majestic, the AMIC Stop-loss Subsidiaries and TRU Services, LLC (“TRU”) (collectively, the "Affiliated MGUs").

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Fully Insured Health

The Fully Insured Health Segment includes five lines of business (major medical health plans for small groups, individuals and families, dental/vision, short-term medical ("STM"), and limited medical) that are sold in the majority of states through multiple and varied distribution strategies.  The largest line of business in this segment continues to be major medical for small employer groups (defined as employers with between two and fifty employees) which decreased in premium in 2010, but the other lines collectively increased by an offsetting amount. The majority of our business in this segment is written through general agents, agents and brokers.  We also market (i) directly to agents through the IHC Health Solutions telesales unit, (ii) through private-label arrangements managed by IHC Health Solutions with non-affiliated carriers, and (iii) through AMIC's captive agency relationships.

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

In January 2010, in order to improve efficiency and service to our clients, we combined the operations of GroupLink and HPA, along with the medical management and marketing services of IAC, into those of IHC Health Solutions, Inc., and the claims processing and administrative function of IAC was rebranded as IHC Administrative Services, Inc. As a result of these changes, all marketing, sales, underwriting and administrative functions have been collected under IHC Health Solutions, Inc.  Certain other transactional services continue to reside within IHC Administrative Services, Inc. in 2011.

The two entities together have approximately 300 salaried employees performing all aspects of underwriting, policy administration and managing fully insured group and individual health insurance on behalf of IHC and other carriers, and manage approximately $255 million of individual and group health and life premiums and premium equivalents for multiple insurers.

The agents and brokers who produce the Fully Insured Health business are non-salaried contractors who receive commissions. IHC grew the gross earned premiums from this segment very quickly from 2005 to 2007, chose to decrease gross earned premiums in 2008 and 2009, then elected to increase again in 2010 to be closer to 2007 levels. We anticipate modest growth in 2011.

Other Products

Our other products are primarily distributed by general agents, agents and brokers. Standard Security Life also markets specialized defined benefit and defined contribution service award programs with separate group life coverage to volunteer emergency services personnel and blanket accident insurance sold through two specialized general agents.  The short-term statutory disability benefit product in New York State ("DBL") is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets.

For a number of years Madison National Life has sold a whole-life product with an annuity rider to military personnel and civil service employees.  As a result of this experience, in 2008 Madison National Life formed a subsidiary, IHC Financial Group, Inc. (“IHC Financial Group”), to recruit agents to sell life and annuity products to state and federal employees. Since these products are currently not available through IHC’s carriers, IHC Financial Group has contracted with highly rated insurance companies to sell their life and annuity products to these individuals. The income for IHC Financial Group is derived completely from commissions on the sale of the products of these other companies. The agents and brokers who produce this business are non-salaried contractors who receive commissions.  We did not earn significant income from this subsidiary in 2010, but do anticipate increased growth as we continue to recruit new agents.  We anticipate that premiums from our whole-life and annuity rider product will be slightly higher in 2011. In the last quarter of 2010, Madison National Life began selling a final expense whole life product. It is expected to write about $5 million of annualized premium in 2011.

PRINCIPAL PRODUCTS

Medical Stop-Loss

The Company is a leading writer nationally of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims ("Medical Stop-Loss"). Standard Security Life was one of the first carriers to market Medical Stop-Loss insurance, starting in 1987, and the Insurance Group is now one of the largest writers of this product in the United States. Medical Stop-Loss insurance provides coverage to public and private entities that elect to self-insure their employees' medical coverage for losses within specified ranges, which permits such groups to manage the risk of excessive health insurance costs by limiting specific and aggregate losses to predetermined amounts.  This coverage is available on either a specific or a specific and aggregate basis, although the majority of the Insurance Group's policies cover both specific and aggregate claims. Plans are designed to fit the identified needs of the self-insured employer by offering a variety of deductibles (i.e., the level of claims after which the medical stop-loss benefits become payable).

IHC experienced a reduction in premiums in the Medical Stop-Loss line of business in 2010 due to the termination of certain employer medical stop-loss MGUs and more stringent underwriting guidelines.

Fully Insured Health Products

Group Major Medical

The Company began selling group major medical insurance (including CDHPs) primarily to small employers (two to 50 covered lives) during 2005, and significantly expanded its book of business in 2006-2007. IHC markets this product in the majority of states. It is fully insured major medical coverage that is principally designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment. CDHPs are designed to provide participants with economic incentives to be informed consumers of healthcare.

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

The Company experienced a $4 million increase in net retained premiums in the small group line in 2010. Gross premiums decreased primarily as a result of fewer groups purchasing major medical coverage and fewer participants in each group as a result of recessionary economic conditions, and stricter underwriting guidelines.

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

IHC’s gross premium declined in this line of business in 2010; however net premiums increased due to increased retention. We anticipate modest growth in this line of business.

Dental/Vision

IHC sells group and individual dental products in the majority of states. We administer the majority of IHC's dental business and are also the primary distribution source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups.  Employer plans are offered on both employer paid and employee voluntary bases.  As part of the distribution of our dental products, we also offer vision, group life and short-term disability benefits. Vision plans will offer a flat reimbursement amount for exams and materials.  Life plans are available on scheduled or percentage of salary basis and short-term disability is offered as a percentage of salary or flat amount.

Standard Security Life writes vision policies in the State of New York on behalf of national vision providers.  IHC does not control the distribution or underwriting of this product, and therefore it does not retain its normal share of the risk and does not earn administrative fee income, other than the carrier fee.

IHC experienced growth in this line of business in 2010, particularly in its individual dental product, and we anticipate continued growth in future years.

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

 The Company anticipates growth in this line of business in 2011 as a result of new distribution sources and more focus on individual products by the telesales unit of IHC Health Solutions.

Hospital Income Plans (“HIP”)

The Company began to market scheduled benefit HIP plans through its captive distribution in late 2010. The product has been well received as both a supplement to a major medical and as a practical solution for uninsured consumers. In 2010, the Company recorded less than $.5 million of gross written premium but expects to write $2 - $4 million in 2011, through its own captive distribution and through other carefully selected distribution partners.

Limited Medical

Standard Security Life issues a limited medical policy that offers affordable health coverage to hourly, part-time and/or seasonal employees, which is currently approved in a majority of states. Limited medical plans are a low cost alternative to major medical insurance for those Americans who cannot afford traditional health insurance. Employers are using these plans to recruit and retain employees, save costs and compete more effectively. These plans also permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.

In 2010, the Company recorded $9.5 million of gross premiums and projects continued growth in 2011. In 2011, the Company expects to issue limited medical plans to uninsured consumers who pay for their own health insurance through carefully selected distribution sources.

Student Medical

In 2010, IHC sold student accident and student health insurance (collectively, “Student Medical”). The student accident product was primarily offered to sports, youth, recreational and educational markets.

IHC experienced a decrease in this line of business in 2010. The Company has decided to exit this line of business due to lower than expected operating results.

Medicare Supplement

In 2011, the Company expects to begin issuing Medicare supplement plans that will be sold both by its own distribution sources and through direct-to-consumer channels in collaboration with a long-time marketing partner. The Company does not anticipate issuing more than $2 - $4 million of gross written premium. The Company expects to retain about 20% of the premium on a net retained basis.

Final Expense

In the last quarter of 2010, the Company began marketing a whole life product commonly referred to as a final expense life policy. This whole life product is sold to people in the 50 to 85 years old range. The face amounts can range from $2,500 to $50,000. We are currently averaging about $12,000 per policy. This product is marketed through an exclusive arrangement with a large national marketing company.

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

The Company experienced an increase in sales to school districts and municipalities in 2010 primarily as a result of new business from the primary producer. We expect a slight increase in premiums in 2011.

New York Short-Term Disability (DBL)

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  Standard Security Life's DBL premiums declined in 2010 due to rate reductions on its large cases due to favorable loss experience as well as a decrease in case size due to the reduction in employees as a result of the current economic environment. The Company anticipates premiums will be relatively flat in 2011.

Group Term Life and Annuities

Madison National Life and Standard Security Life sell group term life products, including group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life.  As with its group disability business, IHC anticipates modest growth in this line of business through expansion of its sales of these group term life products through existing distribution sources.  Standard Security Life anticipates modest growth in its specialized defined benefit and defined contribution service award programs, with separate group life coverage, to Volunteer Emergency Services personnel.

Individual Life, Annuities and Other

This category includes: (i) insurance products that are in runoff as a result of the Insurance Group's decision to discontinue writing such products; (ii) blocks of business that were acquired from other insurance companies; (iii) individual life and annuities written through Madison National Life's military and civilian government employee division and through its final expense distribution agency; (iv) blanket accident insurance sold through a specialized general agent; and (v) certain miscellaneous insurance products.

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

LIFE INSURANCE IN-FORCE

The following table summarizes the aggregate life insurance in-force of the Insurance Group excluding the credit life and disability segment which is discontinued operations (in thousands):

	2010	2009	2008

LIFE INSURANCE IN-FORCE:
Group	$9,615,359	$9,800,776	$5,749,229
Individual term	501,123	531,854	495,075
Individual permanent	1,428,283	1,462,126	1,534,056

TOTAL LIFE INSURANCE IN-
FORCE (1), (2)	$11,544,765	$11,794,756	$7,778,360

NEW LIFE INSURANCE:
Group	$1,070,815	$3,820,519	$218,479
Individual term	25,402	26	482
Individual permanent	83,463	77,734	64,799

TOTAL NEW LIFE INSURANCE	$1,179,680	$3,898,279	$283,760

NOTES:

(1)	Includes participating insurance	$157,651	$170,840	$228,140

(2)	Before ceded reinsurance of:
	Group	$5,248,587	$5,624,680	$2,228,998
	Individual	548,856	548,879	97,942

	Total ceded reinsurance	$5,797,443	$6,173,559	$2,326,940

In 2009, there was a large increase in group term life insurance in-force as a result of new distribution sources.

ACQUISITIONS OF POLICY BLOCKS

In addition to its core life and health lines of business distributed as described above, IHC’s acquisition group acquires blocks of existing life insurance, annuity and disability policies from other insurance companies, guaranty associations and liquidators. Most of the acquired blocks have been primarily life, annuities or disability policies. Not only have these transactions yielded a healthy rate of return on the investment, but the overall long-term nature of the policies acquired serves as a counterbalance to the bulk of the policies currently being written which are short-term in nature.

During 2010, Madison National Life acquired a block of life insurance policies with approximately $1.6 million of life reserves.

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

REINSURANCE AND POLICY RETENTION LIMITS

The Company's average retention of gross and assumed Medical Stop-Loss exposure was 75% in 2010. Prior to the acquisition of AMIC in 2010, the Company’s average retention of Medical Stop-Loss exposure was 56.7% in 2009 and 55.9% in 2008. Standard Security Life and Madison National Life also ceded, on average, 23.0%, and 22.9% in 2009 and 2008, respectively, of their Medical Stop-Loss business to their affiliate, Independence American. Standard Security Life retained 80% of DBL premium with the balance ceded, commencing July 1, 2004, to Independence American.

In 2010, IHC retained approximately 58% of gross and assumed Fully Insured Health exposure, up from approximately 44% in 2009. Retentions on other lines of business remained relatively constant in 2010. The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

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

Maximum net retention limits for Standard Security Life at December 31, 2010 were: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) up to $1,000,000 on any one medical stop-loss claim; (iv) $2,500 of monthly benefits on disability income policies; (v) $25,000 on its special disability business; and (vi) up to $1,000,000 for fully insured medical in a calendar year.  Standard Security Life also maintains catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business. At December 31, 2010, maximum net monthly retention limits on any one life for Madison National Life were: (i) $8,000 per month on group long-term disability insurance; (ii) $1,600 per week on group short-term disability insurance; (iii) $125,000 per individual on group term life, accidental death benefits, including supplemental life and accidental death and dismemberment; (iv) $125,000 on substandard ordinary life, group family life and individual ordinary life; (v) up to $1,000,000 on any one medical stop-loss claim; (vi) individual monthly benefits from $1,000 to $2,500 depending on recipient age and length of benefit period for individual accident and health insurance; and (vii) up to 900,000 for fully insured medical in a calendar year. Maximum net retention limits for Independence American at December 31, 2010 were: (i) up to $1,000,000 on any one medical stop-loss claim; and (ii) up to $1,000,000 for fully insured medical in a calendar year.

Effective April 1, 2009, Madison National Life entered into a reinsurance treaty with an unaffiliated reinsurer to cede $48.8 million of life reserves.

The following reinsurers represent approximately 82% of the total ceded premium for the year ended December 31, 2010:

Munich Re America, Inc.	22%
Union Security Insurance Company	19%
Fidelity Security Life Insurance Company	15%
Everest Reinsurance Company	11%
National Insurance Company of Wisconsin, Inc.	5%
Gerber Life Insurance Company	5%
American Fidelity Assurance Company	5%

82%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2010 and 2009, the Insurance Group's ceded reinsurance in-force (excluding the credit life and disability segment which is discontinued operations) was $5.8 billion and $6.2 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 21 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

More than 99% of the Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. The remaining $5.2 million is invested with independent investment managers. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2010, approximately 96.0% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations.   Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death.  Standard Security Life and Madison National Life are also required by law to have an annual asset adequacy analysis, which, in general, projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company. Standard Security Life, Madison National Life and Independence American invest their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective board of directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. The Company utilizes options to modify the duration and average life of the assets.

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as of December 31, 2010:

	CARRYING	% OF TOTAL
INVESTMENTS BY TYPE	VALUE	INVESTMENTS

Fixed maturities:
United States Government and
government agencies and authorities	$27,192	3.0%
Government-sponsored enterprise	70,527	7.6%
States, municipalities and political
subdivisions	359,490	39.1%
All other debt securities	336,447	36.6%

Total fixed maturities	793,656	86.3%

Equity securities:
Common stocks	4,669.5%
Non-redeemable preferred stocks	43,404	4.7%

Total equity securities	48,073	5.2%

Short-term investments	53	-
Securities purchased under agreements
to resell	41,081	4.5%
Investment partnership interests	6,364.7%
Operating partnership interests	6,138.7%
Policy loans	23,216	2.5%
Investment in trust subsidiaries	1,146.1%

Total investments	$919,727	100.0%

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in stockholders' equity as accumulated other comprehensive income or loss:

	2010	2009	2008
	(In thousands)

Consolidated Statements of Operations
Net investment income	$41,801	$43,520	$44,044
Net realized investment gains (losses)	4,646	8,789	(12,401)
Other-than-temporary impairments	(3,819)	(29,991)	(38,247)

Consolidated Balance Sheets
Net unrealized gains (losses)	15,107	87,488	(70,747)

Total pre-tax investment performance	$57,735	$109,806	$(77,351)

The above net unrealized gains (losses), which have been recognized in the Consolidated Balance Sheets, represent the net change in unrealized gains and losses on available-for-sale securities that occurred during the year, including the increase or decrease in fair value of securities that were previously impaired, but prior to adjustments for deferred acquisition costs and deferred income taxes. The Company does not have any non-performing fixed maturity investments at December 31, 2010.

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

IHC is an insurance holding company; as such, IHC and its subsidiary carriers and administrative companies are subject to regulation and supervision by multiple state insurance regulators, including the New York State Insurance Department (Standard Security Life's domestic regulator), the Wisconsin Department of Insurance (Madison National Life's domestic regulator) and the Office of the Insurance Commissioner of the State of Delaware (Independence American’s domestic regulator).  Each of Standard Security Life, Madison National Life and Independence American is subject to regulation and supervision in every state in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or insurance holding company.

Certain transactions within the IHC holding company system are also subject to regulation and supervision by such regulatory agencies.  All such transactions must be fair and equitable.  Notice to or prior approval by the applicable insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under New York, Wisconsin and Delaware insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person.  Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person; in Wisconsin, the presumption is defined as to more than ten percent of the voting securities of another person; and in Delaware, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, and is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person. In all three states, the acquisition of control of a domestic insurer needs to be approved in advance by the Commissioner of Insurance. See Note 23 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

DISCONTINUED OPERATIONS

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007. For the years ended December 31, 2010, 2009 and 2008 the Company recorded income (loss) from discontinued operations of $(.3) million, $.3 million and $.6 million, respectively, net of taxes, representing expenses and changes in claims and reserves related to the insurance liabilities for claims incurred prior to the aforementioned sale.

EMPLOYEES

At December 31, 2010, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 650 employees.

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

Federal healthcare reform and financial reform may adversely affect our business, cash flows, financial condition and results of operations.

 The Patient Protection and Affordable Care Act (“PPACA”) was signed into law by President Obama during March 2010.  PPACA requires us, for certain products in certain lines of business, to increase benefits, to limit rescission to cases of intentional fraud and, eventually, to insure pre-existing conditions, among other things.  If, for those products, our actual loss ratios fall short of required minimum loss ratios (by state and legal entity, subject to certain adjustments), we will be required to rebate the difference to consumers. We have made, and are continuing to make, significant changes to our operations, products and strategy to adapt to the new environment.  If our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our products in the new environment, our results could be adversely affected.

Additionally, in July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements comprehensive changes to the regulation of financial services in the U.S. Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”).  While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulations promulgated by the CFPB may extend its authority more broadly to cover certain insurance products and thereby may adversely affect our results of operations.

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

In particular, at December 31, 2010, fixed maturities represented $793.7 million or 86.3% of our total investments of $919.7 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2010, approximately 96.0% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

We regularly monitor our investment portfolio to ensure that investments that are other-than-temporarily impaired are identified in a timely fashion, properly valued and any impairment is charged against earnings in the proper period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the Company's intent to sell, or be required to sell, debt securities before the anticipated recovery of its remaining amortized cost basis. However, the determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Therefore, changes in facts and circumstances and critical assumptions could result in management’s decision that further impairments have occurred. This could lead to additional losses on investments, particularly those that management has the intent and ability to hold until recovery in value occurs.

Our earnings could be materially affected by an impairment of goodwill.

Goodwill represented $51.7 million of our $1.4 billion in total assets as of December 31, 2010. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

Risk Assessment Strategies, Inc.

Risk Assessment Strategies, Inc. leases 4,200 square feet of office space in South Windsor, Connecticut.

Marlton Risk Group

Marlton Risk Group leases 6,182 square feet of office space in Marlton, New Jersey.

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

	HIGH	LOW
QUARTER ENDED:
December 31, 2010	$8.75	$7.04
September 30, 2010	7.40	5.72
June 30, 2010	10.00	5.83
March 31, 2010	9.97	5.84

QUARTER ENDED:
December 31, 2009	$6.69	$4.75
September 30, 2009	6.91	5.56
June 30, 2009	7.97	4.63
March 31, 2009	5.93	2.54

IHC's stock price closed at $8.12 on December 31, 2010.

Holders of Record

At March 15, 2011, the number of record holders of IHC's common stock was 1,725.

Dividends

IHC declared a cash dividend of $.025 per share on its common stock on each of June 24, 2010 and December 28, 2010 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 26, 2009 and December 23, 2009 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 23, 2008 and December 23, 2008 for a total annual dividend of $.05 per share.

Private Placements

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

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC's common stock, inclusive of prior authorizations, under the 1991 plan. As of December 31, 2010, 293,600 shares were still authorized to be repurchased under the plan. There were no share repurchases during the quarter ended December 31, 2010.

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P SmallCap Life & Health Insurance index.  The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2005. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years excluding the credit life and disability segment, which is included in discontinued operations.

		Year Ended December 31,

	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Income Data:
Total revenues	$435,368	$354,838	$353,687	$402,322	$342,262
Income (loss) from continuing
operations	23,669	(7,433)	(24,578)	1,565	14,896
Balance Sheet Data:
Total investments	919,727	831,081	761,093	776,059	859,176
Total assets	1,361,792	1,304,476	1,273,894	1,306,955	1,267,643
Insurance liabilities	920,581	927,212	951,590	895,169	858,880
Debt and junior subordinated
debt securities	45,646	47,146	48,146	50,646	53,146
IHC stockholders' equity	230,628	202,967	162,702	222,851	231,150
Per Share Data:
Cash dividends declared per
common share	.05	.05	.05	.05	.05
Basic income (loss) per common share
from continuing operations	1.44	(.48)	(1.59)	.10	.97
Diluted income (loss) per common
share from continuing operations	1.44	(.48)	(1.59)	.10	.95
Book value per common share	15.14	13.16	10.56	14.63	15.23

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); (ii) its majority owned insurance company, Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including managing general underwriters (“MGUs”) in which it owns a significant voting interest, IHC Health Solutions, Inc. (“IHC Health Solutions”), Actuarial Management Corporation ("AMC"), MedWatch, LLC and Hospital Bill Analysis, LLC. These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."

IHC’s health insurance products serve niche sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical Stop-Loss is marketed to large employer groups that self-insure their medical risks; in 2010 the Company’s average case size was 350 covered lives.  The small-group major medical product is purchased by employers with between two and 50 covered lives.  With regard to those persons in the growing individual market, IHC’s products offer major medical coverage for individuals and families and persons with short-term medical needs, and limited medical and scheduled benefit plans through select distribution partners.  Standard Security Life’s limited medical product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan.  The dental and vision products are marketed to large and small groups as well as individuals. IHC is beginning to sell health and life products for the senior market with select distribution partners. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities.

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

The following is a summary of key performance information and events:

On March 5, 2010, IHC acquired a controlling interest in AMIC. Upon achieving control AMIC’s income and expense amounts became consolidated with IHC’s results. Accordingly, the individual line items on the Consolidated Statement of Operations for 2010 reflect approximately ten months of the operations of AMIC with no corresponding amounts for 2009 or 2008.

The results of operations for the years ended December 31, 2010, 2009 and 2008, are summarized as follows (in thousands):

	2010	2009	2008

Revenues	$435,368	$354,838	$353,687
Expenses	399,116	372,940	394,664

Income (loss) from continuing operations before income taxes	36,252	(18,102)	(40,977)
Income taxes (benefits)	12,583	(10,669)	(16,399)

Income (loss) from continuing operations	23,669	(7,433)	(24,578)

Discontinued operations:
Income (loss) from discontinued operations	(256)	301	644

Net income (loss)	23,413	(7,132)	(23,934)
(Income) loss from noncontrolling interests in subsidiaries	(1,676)	10	94

Net income (loss) attributable to IHC	$21,737	$(7,122)	$(23,840)

•

Income from continuing operations of $1.44 per share, diluted, for the year ended December 31, 2010 compared to a loss of $.48 per share, diluted, for the year ended December 31, 2009. Net income for 2010 includes a $16.7 million after-tax gain on the bargain purchase of AMIC.  Net income for 2009 includes a $16.8 million after-tax loss resulting from an other-than-temporary impairment related to the Company’s investment in AMIC due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC had been below IHC’s carrying value;

•

Consolidated investment yield (on an annualized basis) of 4.6% in 2010 as compared to 5.1% in 2009;

•

Book value of $15.14 per common share; a 15% increase from December 31, 2009, primarily reflecting net income (including gain on bargain purchase) and net unrealized gains on securities;

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income from continuing operations before taxes of $1.9 million and $3.7 million for the years ended December 31, 2010 and 2009, respectively. The decrease is primarily attributable to the cancellation of underperforming managing general underwriters and market conditions;

o

Premiums earned decreased $6.5 million for the year ended December 31, 2010 when compared to 2009. Excluding $32.9 million of earned premiums related to the consolidation of AMIC’s results for the year ended December 31, 2010, premiums earned decreased $39.4 million, due to reduced production volume for the reasons stated above;

o

Combined ratios for the year ended December 31, 2010 include reported stop-loss combined ratios from AMIC of 100.1%, as adjusted for purchase accounting;

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Medical Stop-Loss segment is as follows (in thousands):

	2010	2009	2008

Premiums Earned	$121,156	$127,724	$159,392
Insurance Benefits, Claims & Reserves	89,968	92,899	117,076
Expenses	32,404	34,069	40,918

Loss Ratio(A)	74.3%	72.7%	73.4%
Expense Ratio (B)	26.7%	26.7%	25.7%
Combined Ratio (C)	101.0%	99.4%	99.1%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported $3.1 million of income from continuing operations before taxes for the year ended December 31, 2010 as compared to a loss before taxes of $7.8 million for the year ended December 31, 2009;

o

Fee and other income from this segment decreased by $1.9 million for the year ended December 31, 2010 compared to 2009. Excluding $4.1 million attributable to the consolidation of AMIC, fee and other income decreased by $6.0 million primarily due to a decrease in non-IHC carrier business administered by IHC Administrative Services and reduced profit commissions from the comparable period in 2009;

o

Excluding $10.2 million attributable to the consolidation of AMIC, the Fully Insured Health segment experienced decreases in other general expenses of $9.6 million, due to its lower volume of business;

o

In 2009, this segment wrote-off $5.1 million of previously capitalized software. The Company had been working with a software developer on this project for a number of years in order to improve the Company’s administrative efficiency as it sought in prior years to quickly expand its premiums under management.  During testing of the software, it was determined that the system was not capable of administering the Company’s lines of business as is and it would take a substantial additional investment to implement.  As a result of our decision to reduce the speed of our expansion in this segment, the Company determined not to continue to expend capital on this software.  The termination of this project did not impact the Company’s ability to service its business;

o

Underwriting experience as indicated by its GAAP Combined Ratios, for the Fully Insured segment is as follows (in thousands):

	2010	2009	2008

Premiums Earned	$120,818	$84,698	$81,020
Insurance Benefits, Claims & Reserves	81,676	58,500	51,559
Expenses	35,192	25,634	24,351

Loss Ratio	67.6%	69.1%	63.6%
Expense Ratio	29.1%	30.2%	30.1%
Combined Ratio	96.7%	99.3%	93.7%

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $.5 million for the year ended December 31, 2010 compared to 2009. The LTD line experienced higher profitability in 2010 which was more than offset by higher death claims experienced by group term life primarily in the first quarter of 2010;

•

Income before taxes from the Individual life, annuities and other segment decreased $4.1 million for the year ended December 31, 2010 compared to the prior year primarily as a result of a commutation of reserves in 2009 and decreased investment income in 2010;

•

Income before taxes from the Corporate segment increased $26.9 million for the year ended December 31, 2010 compared to the prior year primarily due to inclusion of a $27.8 million gain as a result of the March 2010 acquisition of a controlling interest in AMIC;

•

Net realized investment gains were $4.6 million for the year ended December 31, 2010 compared to net realized investment gains of $8.8 million in 2009. Other-than-temporary impairment losses for the years ended December 31, 2010 and 2009 were $3.8 million and $30.0 million, respectively. In 2009 the Company recorded a $29.2 million pre-tax loss resulting from an other-than-temporary related to the Company’s investment in AMIC due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC has been below IHC’s carrying value; and

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2010	2009	2008

Medical Stop-Loss	$161,530	$202,056	$253,886
Fully Insured Health	207,409	190,895	199,378
Group disability; life, annuities and DBL	102,986	103,499	78,517
Individual life, annuities and other	34,549	31,096	32,338

	$506,474	$527,546	$564,119

Net Premiums Earned:	2010	2009	2008

Medical Stop-Loss	$121,156	$127,724	$159,392
Fully Insured Health	120,818	84,698	81,020
Group disability; life, annuities and DBL	55,828	54,896	46,957
Individual life, annuities and other	28,344	27,481	29,919

	$326,146	$294,799	$317,288

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2010. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

Health

The Company believes that its recorded insurance reserves are reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2010, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $2.9 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Operations.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Operations could also be affected, such as amortization of deferred acquisition costs and commission expense.

The Company’s health reserves by segment are as follows (in thousands):

	December 31, 2010
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$64,221	$117	$64,338
Fully Insured Health	34,540	-	34,540
Group Disability	74,675	15,958	90,633
Individual Accident and Health
and Other	8,011	446	8,457
	$181,447	$16,521	$197,968

	December 31, 2009
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$71,387	$117	$71,504
Fully Insured Health	34,817	-	34,817
Group Disability	67,887	16,705	84,592
Individual Accident and Health
and Other	10,055	1,833	11,888
	$184,146	$18,655	$202,801

Medical Stop-Loss

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2007, 2008 and 2009 underwriting years which deviated by 5.7, 3.4 and 4.3 Net Loss Ratio points, respectively. After the recorded reserve increase, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2010 underwriting year at December 31, 2010. The impact of these reasonably likely changes at December 31, 2010, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $2.4 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2010 Consolidated Statement of Operations.

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

Investments

The Company has classified all of its investments as either available-for-sale or trading securities. These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities. Fixed maturities and equity securities available-for-sale totaled $841.7 million and $750.7 million at December 31, 2010 and 2009, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

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

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method. The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates.  For fixed maturities, if the Company intends to sell a security, or it is more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost basis, the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations. If a decline in fair value of a debt security is judged by management to be other-than-temporary, and: (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into: (a) the amount of the total impairment related to the credit loss; and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheet.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary, or management does not have the intent and ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations. For the purpose of other-than-temporary impairment evaluations, preferred stocks with maturities are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features require the use of the equity model in analyzing the security for other-than-temporary impairment.

Goodwill and Other Intangible Assets

 Goodwill carrying amounts are evaluated for impairment, at least annually, at the reporting unit level which is equivalent to an operating segment. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense. No impairment charge for goodwill was required in 2010 or 2008.  At December 31, 2009, the Company wrote-off $4.2 million of goodwill in connection with an other-than-temporary impairment loss related to its then equity method investment in AMIC. During 2010, the Company obtained a controlling interest in AMIC. See Note 2 in the Notes to Consolidated Financial Statements included in the Item 8 of this report for further information.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment write-down of other intangible assets would be charged to expense. For the year ended December 31, 2009, selling, general and administrative expenses include the write-off of $5.1 million of previously capitalized software. See Note 11 in the Notes to Consolidated Financial Statements included in the Item 8 of this report for further information regarding the impairment loss in 2009. No impairment charges for intangible assets were required in 2010 or 2008.

At December 31, 2010, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2010.  The Company does not believe that an impairment of goodwill exists at this time.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Information by business segment for the year ended December 31, 2010 and 2009 is as follows:

			Equity		Benefits,	Amortization	Selling,
December 31,		Net	Income	Fee and	Claims	of Deferred	General
2010	Premiums	Investment	From	Other	and	Acquisition	and
(In thousands)	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$121,156	4,080	14	5,404	89,968	-	38,808	$1,878
Fully Insured	120,818	1,454	244	28,168	81,676	28	65,854	3,126
Group disability,
life, annuities
and DBL	55,828	9,668	22	454	41,440	497	17,389	6,646
Individual life,
annuities
and other	28,344	25,839	-	4,458	38,234	5,718	12,472	2,217
Corporate	-	760	-	27,830	-	-	5,120	23,470
Sub total	$326,146	$41,801	$280	$66,314	$251,318	$6,243	$139,643	37,337

Net realized investment gains								4,646
Other-than-temporary impairment losses								(3,819)
Interest expense								(1,912)
Income from continuing operations before income taxes								36,252
Income taxes								12,583
Income from continuing operations								$23,669

			Equity		Benefits,	Amortization	Selling,
December 31,		Net	Income	Fee and	Claims	of Deferred	General
2009	Premiums	Investment	From	Other	and	Acquisition	and
(In thousands)	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$127,724	3,690	786	921	92,899	-	36,513	$3,709
Fully Insured	84,698	789	387	30,101	58,500	28	65,255	(7,808)
Group disability,
life, annuities
and DBL	54,896	9,657	116	323	39,270	364	18,251	7,107
Individual life,
annuities
and other	27,481	28,070	-	5,087	34,565	5,127	14,644	6,302
Corporate	-	1,314	-	-	-	-	4,707	(3,393)
Sub total	$294,799	$43,520	$1,289	$36,432	$225,234	$5,519	$139,370	5,917

Net realized investment losses								8,789
Other-than-temporary impairment losses								(29,991)
Interest expense								(2,817)
Loss from continuing operations before income tax benefits								(18,102)
Income tax benefits								(10,669)
Loss from continuing operations								$(7,433)

Acquisition of AMIC

On March 5, 2010, IHC acquired a controlling interest in AMIC as a result of the purchase of AMIC common stock in the open market. In determining the bargain purchase gain with regard to the acquisition of the controlling interest in AMIC, IHC first recognized a gain of $2.2 million as a result of re-measuring its equity interest in AMIC to its fair value of $22.0 million immediately before the acquisition based on the closing market price of AMIC's common stock. Then, upon the acquisition of a controlling interest on March 5, 2010, the Company consolidated the net assets of AMIC. Accordingly, the Company determined the fair value of the identifiable assets acquired and liabilities assumed from AMIC on such date.  The fair value of the net assets acquired exceeded the sum of: (i) the fair value of the consideration paid; (ii) the fair value of IHC’s equity investment prior to the acquisition; and (iii) the fair value of the noncontrolling interests in AMIC, resulting in a bargain purchase gain of $25.6 million. The total gain, amounting to $27.8 million pre-tax, is included in gain on bargain purchase of AMIC on the Company’s Consolidated Statement of Operations. This gain is a result of the quoted market price of AMIC being significantly less than the fair value of the net assets of AMIC.  This disparity is due to the low trading volume in AMIC shares, and a discount on the shares traded due to a lack of control by minority shareholders.  The fair value of the noncontrolling interests in AMIC was based on the closing market price of AMIC’s common stock.

Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results. Accordingly, the individual line items on the Consolidated Statement of Operations for 2010 reflect approximately ten months of the operations of AMIC with no corresponding amounts for 2009.

Premiums Earned

Premiums earned in 2010 include $61.6 million of earned premiums related to the consolidation of AMIC with no comparable amounts in 2009. Excluding these amounts, earned premiums in 2010 decreased by $30.3 million compared to 2009. The decrease is primarily due to: (i) a $39.5 million decrease in the Medical Stop-Loss segment primarily due to reduced production from the termination of certain non-owned managing general underwriters and market conditions; and (ii) a $1.8 million decrease in the Group disability, life, annuities and DBL segment primarily resulting from a $1.3 million decrease in group term life business, a $1.8 million net decrease in point of service and other lines of this segment, offset by an increase of 1.3 million in the LTD line due to new business written; partially offset by (iii) a $10.1 million increase in premiums earned in the Fully Insured Health segment comprised primarily of a $4.0 million increase in dental premiums and a $4.4 million increase in small group premiums as a result of both increased production and increased retention, and a $4.2 million net increase in other lines of this segment due to increased production, principally in the limited medical and vision lines, offset by a $2.5 million decrease in student accident premiums as a result of the cancellation of a producer of this product; and (iv) a $.9 million increase in premiums earned in the Individual life, annuities and other segment.

Net Investment Income

Total net investment income decreased $1.7 million. The overall annualized investment yields were 4.6% and 5.1% (approximately 4.8% and 5.3%, on a tax advantaged basis) for 2010 and 2009, respectively. The annualized investment yields on bonds, equities and short-term investments were 4.5% and 4.9% in 2010 and 2009, respectively. The decrease in investment income is due to a decrease in yields and the shorter duration of our portfolio.  IHC has approximately $164.5 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in higher yielding longer-term securities in an increasing interest rate environment.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

Net realized investment gains decreased $4.2 million in 2010. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale, trading securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. Net realized investment gains in 2010 were reduced by an additional loss of $3.3 million resulting from discussions in the fourth quarter of 2010 with the trustee in bankruptcy pertaining to the resolution of claims related to the non-affiliate broker-dealer that managed the trading accounts of the Company in 2008. The $3.3 million pre-tax loss consisted of: (i) the reversal of $.5 million of anticipated SIPC recoveries initially recorded by a subsidiary of IHC; (ii) the reversal of $.5 million of anticipated

SIPC recoveries initially recorded by AMIC; and (iii) an additional $2.3 million of withdrawals by IHC and AMIC deemed subject to return. A settlement agreement was entered into with the trustee in the first quarter of 2011 and payment by the Company is expected to be made on or before July, 15, 2011. See Note 8 in the Notes to Consolidated Financial Statements included in the Item 8 of this report for more information about net realized investment gains and losses.

 Other-than-temporary impairment losses in 2010 consist of $3.1 million of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost and $.7 million resulting from the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases. Other-than-temporary impairment losses in 2009 consist of $29.2 million related to an other-than-temporary impairment of the Company’s investment in AMIC due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC was below IHC’s carrying value and $.8 million resulting from the Company’s intent to sell certain securities prior to the recovery of their amortized cost bases. See the discussion above related to the offsetting bargain purchase gain related to the acquisition of AMIC in March 2010.

Fee Income and Other Income

Fee income in 2010 includes $5.8 million of fee income related to the consolidation of AMIC with no comparable amounts in 2009.  Excluding these amounts, fee income in 2010 decreased by $2.4 million compared to 2009. The decrease is primarily a result of decreased profit commissions and a lower volume of other fully-insured business administered by IHC Administrative Services.

Excluding amounts generated by AMIC, other income in 2010 decreased by $1.4 million compared to 2009. In 2009, other income includes income resulting from the commutation of a block of business.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves in 2010 include $42.0 million of benefits, claims and reserves related to the consolidation of AMIC with no comparable amounts in 2009. Excluding these amounts, benefits, claims and reserves in 2010 decreased by $15.9 million compared to 2009. The decrease is primarily attributable to: (i) a $26.8 million decrease in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; partially offset by (ii) an increase of $6.6 million in the Fully Insured Health segment, principally due to increases in claims and reserves on dental, small group, short term medical, limited medical and vision lines of business partially offset by a decrease in student accident reserves as a result of a lower volume of business;  (iii) a $3.7 million increase in the Individual life, annuity and other segment primarily resulting from an increase in individual annuity contracts in 2010 and an increase in ordinary life and annuities over 2009 levels due to the commutation of reserves in 2009; and (iv) an increase of $.6 million in the Group disability, life, annuities and DBL segment largely as a result of higher claims on the group term life line of business offset by a decrease in the point of service line.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.7 million.

Interest Expense on Debt

Interest expense decreased $.9 million primarily as a result of principal repayments and lower interest rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2010 include $23.1 million of AMIC related expenses with no comparable amounts in 2009. Excluding AMIC expenses, total selling, general and administrative expenses in 2010 decreased by $22.9 million compared to 2009. The decrease is primarily due to: (i) an $8.6 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) an $9.6 million decrease in the Fully Insured Health segment largely due to a decrease in general expenses as a result of lower business volume and a reduction in work force, (iii) a $1.6 million decrease in the Group disability, life, annuities and DBL segment primarily due to decreased  premiums in the group term life and point of service lines; (iv) a $2.2 million decrease in commission, other general and administrative expenses associated with the Individual life, annuities and other segment, partially related to the ceding of a block of life and annuity business in 2009; and (v) a $.9 million decrease in corporate general and administrative expenses.

Income Taxes

Income tax expense increased primarily as the result of the gain recorded on the acquisition of a controlling interest in AMIC in the first quarter of 2010. The effective tax rate was 34.8% for the year ended 2010 compared to (59.0%) for the year ended 2009. In 2009, the effective tax rate is the result of (i) tax expense on pre-tax income generated by the life companies; more than offset by (ii) tax benefits derived from tax exempt interest and dividend received deductions as a result of the Company's investments in both state and political subdivisions and preferred securities; and (iii) tax benefits on pre-tax losses from the non-life businesses which have higher effective rates due to state tax benefits.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Information by business segment for the years ended December 31, 2009 and 2008 is as follows:

Equity	Benefits,	Amortization	Selling,
Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2009	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$127,724	3,690	786	921	92,899	-	36,513	$3,709
Fully Insured	84,698	789	387	30,101	58,500	28	65,255	(7,808)
Group disability,
life, annuities
and DBL	54,896	9,657	116	323	39,270	364	18,251	7,107
Individual life,
annuities and other	27,481	28,070	-	5,087	34,565	5,127	14,644	6,302
Corporate	-	1,314	-	-	-	4,707	(3,393)
Sub total	$294,799	$43,520	$1,289	$36,432	$225,234	$5,519	$139,370	5,917

Net realized investment losses	8,789
Other-than-temporary impairment losses	(29,991)
Interest expense	(2,817)
Loss from continuing operations before income tax benefits	(18,102)
Income tax benefits	(10,669)
Loss from continuing operations	$(7,433)

Equity	Benefits,	Amortization	Selling,
Net	Income	Fee and	Claims	of Deferred	General
December 31,	Premiums	Investment	From	Other	and	Acquisition	and
2008	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical stop-loss	$159,392	4,273	338	1,282	117,076	-	43,823	$4,386
Fully Insured	81,020	895	96	39,184	51,559	80	69,057	499
Group disability,
life, annuities
and DBL	46,957	10,323	46	338	33,718	149	16,441	7,356
Individual life,
annuities and other	29,919	31,306	-	1,716	38,184	6,116	11,824	6,817
Corporate	-	(2,753)	-	3	-	-	2,861	(5,611)
Sub total	$317,288	$44,044	$480	$42,523	$240,537	$6,345	$144,006	13,447

Net realized investment gains	(12,401)
Other-than-temporary impairment losses	(38,247)
Interest expense	(3,776)
Income from continuing operations before income taxes	(40,977)
Income taxes	(16,399)
Income from continuing operations	$(24,578)

Premiums Earned

The decrease in premiums earned is largely due to: (i) the Medical Stop-Loss segment which decreased $31.7 million, primarily due to reduced production from stricter underwriting guidelines and the termination of certain managing general underwriters; and (ii) the individual life, annuities and other segment which decreased $2.4 million, primarily due to the ceding and commutation of certain ordinary life and annuity business during 2009, slightly offset by an increase in premiums due to the 2008 acquisition; offset by (iii) the Fully Insured Health segment which had a $3.7 million increase in premiums to $84.7 million in 2009 compared to $81.0 million in 2008, comprised primarily of a $4.2 million increase in dental premiums as a result of increased production, a $1.8 million increase in small group premiums earned as a result of new production sources and increased retention, offset by a $3.5 million decrease in student accident premiums as a result of the cancellation of a producer of this product and a $1.2 million net increase in all other lines of this segment due to increase retention; and (iv) a $7.9 million increase in the group disability, life, annuities and DBL segment primarily from the LTD line due to an increase in retention and new business written.

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

 Other-than-temporary impairment losses in 2009 consist of $29.2 million related to an other-than-temporary impairment of the Company’s investment in AMIC due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC had been below IHC’s carrying value and $.8 million resulting from the Company's intent to sell certain securities prior to the recovery of their amortized cost bases. For the year ended December 31, 2008, the Company recorded pretax losses of $38.2 million from other-than-temporary impairments due to the write-down in value of investments in preferred stocks of certain financial institutions and fixed maturities (primarily Alt-A mortgage securities) primarily due to the severity of the decrease in fair value and length of time that these securities were in a loss position.

Fee Income and Other Income

Fee income decreased $10.4 million primarily as a result of a decrease in gross premiums from the small group line of business in the Fully Insured Health segment due in part to stricter underwriting guidelines and downward pressure on enrollment due to the recession and due to a decrease in other business administered by IAC.

Total other income increased $4.2 million primarily due to (i) income resulting from the commutation, in 2009, of a block of business, (ii) administrative fees associated with a coinsurance agreement, and (iii) deferred gain amortization associated with a block of ordinary life and annuities business ceded in second quarter of 2009.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $4.6 million in 2009 as compared to 2008. The decrease is primarily due to: (i) a $7.3 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $3.8 million decrease in the Fully Insured Health segment primarily consisting of a $6.6 million decrease in general expenses resulting from a lower volume of business and a reduction in work force partially offset by a $5.1 million write-off of capitalized software in the fourth quarter of 2009 (see below); offset by (iii) a $2.8 million increase in compensation, commission and administrative expenses associated with the individual life, annuities and other segment, primarily as a result of the acquisition of a block of life and annuity business in the third quarter of 2008; (iv) a $1.9 million increase in the group disability, life, annuities and DBL segment primarily due to an increase in premiums earned; and (v) a $1.8 million increase in corporate overhead expenses primarily due to interest income on accrued income tax refunds included in 2008 selling, general and administrative expenses and an increase in legal expenses.

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

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group declared and paid $3,450,000 and $3,000,000 of dividends to Corporate in 2010 and 2009, respectively. No dividends were declared or paid by the Insurance Group to Corporate in 2008.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, common stock repurchases and debt repayment.

Cash Flows

As of December 31, 2010, the Company had $11.4 million of cash and cash equivalents compared with $7.4 million as of December 31, 2009.

Net cash provided by operating activities of continuing operations for the year ended December 31, 2010 was $5.7 million. Net cash used by operating activities of discontinued operations for the year ended December 31, 2010 was $1.2 million.

The Company has $459.4 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the year ended December 31, 2010, cash received from the maturities and other repayments of fixed maturities was $129.9 million.

Net cash provided by investing activities for the year ended December 31, 2010 was $4.6 million, primarily the result of net cash received from other investments and policy block acquisitions.

Net cash used by financing activities for the year ended December 31, 2010 was $ 5.0 million and primarily includes dividends paid, the repurchases of common stock and repayment of debt among other items.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due from brokers, increased $73.8 million to $902.3 million during the year ended December 31, 2010 from $828.5 million at December 31, 2009 largely due to $57.3 million of investments acquired through the acquisition of AMIC and $15.1 million in pre-tax unrealized gains on available-for-sale securities.

The Company had net receivables from reinsurers of $122.7 million at December 31, 2010. All of such reinsurance receivables are either due from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2010. In 2010, the Company entered into an assumption reinsurance agreement related to its discontinued credit business which resulted in a decrease in unearned premium reserves and a corresponding decrease in amounts due from reinsurers.

Other assets increased $5.6 million primarily due intangible assets recorded as a result of the acquisition of AMIC and other subsidiaries, partially offset by a decrease in tax assets.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $15.0 million at December 31, 2010, approximately 96.0% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2010, approximately 4.0% (or $31.4 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The increase in non-investment grade securities is primarily due to the downgrades in credit ratings of certain Alt-A mortgage securities. The Company does not have any non-performing fixed maturity investments at December 31, 2010.

At December 31, 2010, the Company had $28,730,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 42% were in CMOs that originated in 2005 or earlier and 58% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The unrealized losses for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets since the time of their acquisition. Some of these financial institutions have exposure to sub-prime mortgages.

Approximately 2.8% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings. If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured. The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2010:

		As Rated
Bond Ratings	As Rated	If Uninsured

AAA	58.4%	58.4%
AA	17.7%	17.7%
A	18.0%	16.2%
BBB	1.9%	3.7%

Total Investment Grade	96.0%	96.0%

BB or lower	4.0%	4.0%

Total Fixed Maturities	100.0%	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(G) (vi) of the Notes to Consolidated Financial Statements in Item 8 of this report. For the years ended December 31, 2010 and 2009 the Company recorded losses of $3.8 million and $.8 million, respectively, for other-than-temporary impairments on available-for-sale securities. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2010 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$1,929	$-	$332	$383	$2,644
Equity securities	-	55	-	-	55
Total	$1,929	$55	$332	$383	$2,699

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2010. In 2010, the Company experienced 15.1 million of unrealized gains which, net of deferred taxes ($4.3 million) and net of deferred policy acquisition costs ($3.1 million), increased stockholders' equity by $7.7 million (reflecting net unrealized gains of $.6 million at December 31, 2010 compared to net unrealized losses of $7.1 million at December 31, 2009). From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment. Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2010, total goodwill was $51.7 million, of which $46.0 million was attributable to the Fully Insured Health segment and $5.7 million to the Medical Stop Loss segment.

Based upon the goodwill impairment testing performed at December 31, 2010, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by at least 8% in both the Fully Insured Health and the Medical Stop Loss segments.

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

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  As a result of the global economic crisis that began in 2008, we experienced a significant decline in our stock price. Due to this significant decline, our market capitalization as of December 31, 2010 was significantly below the sum of our reporting units’ fair values. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Health Reserves

The following table summarizes the prior year net favorable amount incurred in 2010 according to the year to which it relates, together with the opening reserve balance (net of reinsurance recoverable) to which it relates (in thousands):

	Reserves at	Prior Year Amount
	January 1, 2010	Incurred in 2010
Total Reserves
2009	$71,623	$(3,418)
2008	11,736	340
2007	4,334	(516)
2006 and Prior	14,397	1,128

Total	$102,090	$(2,466)

The following sections describe, for each segment, the unfavorable (favorable) development experienced in 2010, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced net unfavorable development of $1.3 million in the Medical Stop-Loss segment. The deficiency was the result of on-going analysis of recent loss development trends primarily attributable to the increased frequency of claims and the severity of primary claims.

Group Disability

The Group Disability segment had a favorable development of $4.3 million. This amount consists of a favorable development of $4.8 million on the 2009 reserves due to DBL ($1.4 million) and LTD ($3.4 million) and a net unfavorable development of $.5 million for all other years primarily due to LTD.

Due to the long-term nature of LTD, in establishing loss reserves the Company must make estimates for case reserves, incurred but not reported reserves (“IBNR”), and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the actuarial present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The IBNR reserve is established based upon historical trends of existing incurred claims that were reported after the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, with the potential for very large claims on individual policies, results can vary from year to year. If a small number of claimants with large claim reserves were to recover or several very large claims were incurred, the results could distort the Company’s reserve estimates from year to year.  However, there were no individual factors in 2010 that caused the favorable development in LTD. With respect to DBL, reserves for the most recent quarter of earned premium are established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Reserves associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The favorable development in the DBL line is due to lower than expected claims.

There were normal fluctuations to the Company's experience factor. The IBNR factors were updated to reflect the current experience. The reserving process used by management was consistent from 2009 to 2010.

Individual Accident and Health and Other

The Individual Accident and Health and Other segment had unfavorable development of $.6 million. The Company experienced $.6 million unfavorable variance related to 2008 reserves on our Blanket Accident and sickness product that is sold to volunteer fire districts, primarily due to the severity of a few claims related to that treaty year.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, December 2003 and March 2003, the Company borrowed $15.0 million, $12.0 million and $10.0 million, respectively, through pooled trust preferred issuances by unconsolidated subsidiary trusts. In August 2009, the outstanding line of credit was cancelled and converted into an amortizing term loan. At December 31, 2010 the outstanding balance of the term loan was $7.5 million. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2010 (in thousands):

		Junior				Funds
		Subordinated	Interest		Insurance	on
	Debt	Debt	On Debt	Leases	Reserves	Deposit	Total

2011	$1,500	$-	$1,805	$3,691	$142,163	$46,932	$196,091
2012	6,000	-	1,688	2,625	45,907	43,990	100,210
2013	-	-	1,552	1,941	39,169	41,339	84,001
2014	-	-	1,552	1,570	35,452	38,959	77,533
2015	-	-	1,552	1,574	33,048	36,564	72,738
2016 and
Thereafter	-	38,146	28,185	2,576	163,708	200,782	433,397
Totals	$7,500	$38,146	$36,334	$13,977	$459,447	$408,566	$963,970

OUTLOOK

The Company remained highly liquid in 2010 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $164.5 million in highly rated shorter maturity securities earning on average 1.4%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In March 2010, IHC acquired control of AMIC through the purchase of additional shares of AMIC common stock in the open market; at December 31, 2010, IHC owned approximately 50.1% of the outstanding common stock of AMIC. The acquisition furthers our goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. Subsequent to year end, through March 15, 2011, the Company has acquired an additional 1,100,325 shares of AMIC common stock, increasing its ownership to 63.0%. The Company will consider acquiring additional shares of AMIC stock in the market and/or in private transactions as opportunities arise.

 For 2011, we will continue to emphasize:

•

Preparing for health care reform by proactively adjusting our mix of Fully Insured Health products and distribution strategies to take advantage of changing market demands, while continuing to increase the efficiency of our fully insured administrative companies.

•

Increasing the efficiency of our medical stop-loss operations and seeking to acquire additional Medical Stop-Loss business to increase our premiums in a controlled underwriting environment. We have determined that the results of MGUs in which we have ownership generally outperform those of ones we do not own by a substantial margin, which is why we have reduced our block to focus primarily on business written by owned MGUs.

•

Closely monitoring the experience in our Group disability, life annuities and DBL business.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010, and its subsequent interpretations by state and federal regulators and its possible revision by the newly-elected Congress. The National Association of Insurance Commissioners has now issued its proposed regulations. The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers. We have begun a comprehensive review of all the options for IHC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law appears to make exceptions for carriers, such as ours, that have a minimal presence in any one state. “Non-essential” lines of business are not impacted by health care reform.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2010:

	Change in Interest Rates

	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline	200 basis point decline

Corporate securities	$247,651	$259,238	$271,995	$285,784	$299,466
CMO’s	54,146	58,754	64,452	68,931	72,560
U.S. Government obligation	15,784	16,364	16,968	17,593	18,054
Agency MBS	9,173	9,697	10,224	10,443	10,504
GSE	64,469	67,495	70,527	72,093	72,509
State & Political Subdivision	307,795	332,528	359,490	384,978	408,344

Total Estimated fair value	$699,018	$744,076	$793,656	$839,822	$881,437

Estimated change in value	$(94,638)	$(49,580)		$46,166	$87,781

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

This annual report does not include an attestation report of IHC's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by IHC's registered public accounting firm pursuant to rules of the SEC that permit IHC to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in IHC's internal control over financial reporting during the year ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Form 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2011, which definitive proxy statement will be filed with the Securities and Exchange Commission.

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

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2011, which definitive proxy statement will be filed with the SEC.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2011, which definitive proxy statement will be filed with the SEC.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2011, which definitive proxy statement will be filed with the SEC.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2011, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 58.

(a) (3) EXHIBITS

See Exhibit Index on page 117.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2011.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 17th day of March, 2011.

/s/ Larry R. Graber	/s/ Steven B. Lapin
Larry R. Graber	Steven B. Lapin
Director and Senior Vice President	Director and Vice Chairman

/s/ Allan C. Kirkman	/s/ James G. Tatum
Allan C. Kirkman	James G. Tatum
Director	Director

/s/ John L. Lahey	/s/ Roy T.K. Thung
John L. Lahey	Roy T.K. Thung
Director	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE

Report of Management on Internal Control Over Financial Reporting	59

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	60

Consolidated Balance Sheets at December 31, 2010 and 2009	61

Consolidated Statements of Operations for the years ended
December 31, 2010, 2009 and 2008	62

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 2010, 2009 and 2008	63

Consolidated Statements of Cash Flows for the years ended
December 31, 2010, 2009 and 2008	64

Notes to Consolidated Financial Statements	65

SCHEDULES:*

Summary of investments - other than investments in related parties at
December 31, 2010 (Schedule I)	113

Condensed financial information of parent company (Schedule II)	114

Supplementary insurance information (Schedule III)	117

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

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2010, IHC's internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated balance sheets of Independence Holding Company and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I to III.  These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, effective April 1, 2009, the Company changed its method of evaluating other-than-temporary impairments of fixed maturity securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board.

/s/ KPMG LLP

New York, New York

March 17, 2011

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2010	2009
ASSETS:	(In thousands, except share data)
Investments:
Short-term investments	$53	$52
Securities purchased under agreements to resell	41,081	42,708
Fixed maturities, available-for-sale	793,656	689,863
Equity securities, available-for-sale	48,073	60,815
Other investments	36,864	37,643

Total investments	919,727	831,081

Cash and cash equivalents	11,426	7,394
Due from securities brokers	15,022	5,579
Investment in American Independence Corp. ("AMIC")	-	19,234
Deferred acquisition costs	43,465	44,244
Due and unpaid premiums	48,586	48,731
Due from reinsurers	154,243	184,583
Premium and claim funds	37,646	43,663
Notes and other receivables	16,766	13,528
Goodwill	51,713	48,859
Other assets	63,198	57,580

TOTAL ASSETS	$1,361,792	$1,304,476

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$181,447	$184,146
Insurance reserves-life and annuity	278,000	270,987
Funds on deposit	408,566	408,298
Unearned premiums	4,043	13,217
Policy claims-health	16,521	18,655
Policy claims-life	11,809	11,392
Other policyholders' funds	20,195	20,517
Due to securities brokers	32,469	8,187
Due to reinsurers	31,554	45,516
Accounts payable, accruals and other liabilities	70,497	71,362
Liabilities related to discontinued operations	771	1,546
Debt	7,500	9,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,101,518	1,100,969

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares
authorized; 15,472,020 and 15,459,720 shares issued,
15,232,865 and 15,426,965 shares outstanding	15,472	15,460
Paid-in capital	101,003	100,447
Accumulated other comprehensive income (loss)	633	(7,104)
Treasury stock, at cost; 239,155 and 32,755 shares	(1,917)	(326)
Retained earnings	115,437	94,490

TOTAL IHC STOCKHOLDERS’ EQUITY	230,628	202,967
NONCONTROLLING INTERESTS IN SUBSIDIARIES	29,646	540

TOTAL EQUITY	260,274	203,507

TOTAL LIABILITIES AND EQUITY	$1,361,792	$1,304,476

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
	2010	2009	2008
	(In thousands, except per share data)
REVENUES:
Premiums earned:
Health	$289,586	$258,099	$280,214
Life and annuity	36,560	36,700	37,074
Net investment income	41,801	43,520	44,044
Fee income	32,741	29,322	39,672
Net realized investment gains (losses)	4,646	8,789	(12,401)
Total other-than-temporary impairment losses (no current period non-credit impairment losses were recognized in other
comprehensive income)	(3,819)	(29,991)	(38,247)
Equity income from AMIC	280	1,289	480
Gain on bargain purchase of AMIC	27,830	-	-
Other income	5,743	7,110	2,851
	435,368	354,838	353,687
EXPENSES:
Insurance benefits, claims and reserves:
Health	201,136	180,265	192,504
Life and annuity	50,182	44,969	48,033
Selling, general and administrative expenses	139,643	139,370	144,006
Amortization of deferred acquisition costs	6,243	5,519	6,345
Interest expense on debt	1,912	2,817	3,776
	399,116	372,940	394,664

Income (loss) from continuing operations before income taxes (benefits)	36,252	(18,102)	(40,977)
Income taxes (benefits)	12,583	(10,669)	(16,399)
Income (loss) from continuing operations	23,669	(7,433)	(24,578)

Discontinued operations:
Income (loss) from discontinued operations	(256)	301	644

Net income (loss)	23,413	(7,132)	(23,934)
(Income) loss from noncontrolling interests in subsidiaries	(1,676)	10	94

NET INCOME (LOSS) ATTRIBUTABLE TO IHC	$21,737	$(7,122)	$(23,840)

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.44	$(.48)	$(1.59)
Income (loss) from discontinued operations	(.02)	.02	.04
Basic loss per common share	$1.42	$(.46)	$(1.55)

WEIGHTED AVERAGE SHARES OUTSTANDING	15,268	15,418	15,387

Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.44	$(.48)	$(1.59)
Income (loss) from discontinued operations	(.02)	.02	.04
Diluted loss per common share	$1.42	$(.46)	$(1.55)

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,270	15,418	15,387

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010 (In thousands, except share data)				ACCUMULATED					NON-
				OTHER				TOTAL IHC	CONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2007	15,366,281	$15,366	$99,805	$(16,125)	(137,760)	$(2,626)	$126,431	$222,851	$390	$223,241
Net loss							(23,840)	(23,840)	(94)	(23,934)
Net change in unrealized gains (losses) on
available-for-sale securities				(38,166)				(38,166)	-	(38,166)
Total comprehensive loss								(62,006)	(94)	(62,100)
Stock issuance					127,520	2,422	(1,021)	1,401	-	1,401
Repurchase of common stock					(23,015)	(133)		(133)	-	(133)
Acquisition of Majestic Underwriters, LLC
noncontrolling interests								-	(26)	(26)
Exercise of common stock options and
related tax benefits	45,094	45	73					118	-	118
Common stock dividend ($.05 per share)							(771)	(771)	-	(771)
Share- based compensation expense and
related tax benefits	23,516	24	1,178		500	11	(1)	1,212	-	1,212
Other capital transactions			30					30	(22)	8

BALANCE AT DECEMBER 31, 2008	15,434,891	15,435	101,086	(54,291)	(32,755)	(326)	100,798	162,702	248	162,950
Cumulative effect of adjustment on April 1, 2009 due to
new accounting guidance, net of $852 tax				(1,591)			1,591	-	-	-
Net loss							(7,122)	(7,122)	(10)	(7,132)
Net change in unrealized gains (losses) on
available-for-sale securities				48,778				48,778	-	48,778
Total comprehensive income (loss)								41,656	(10)	41,646
Acquisition of Wisconsin Underwriting Associates, LLC								-	400	400
Acquisition of GroupLink, Inc noncontrolling interests			(426)					(426)	(74)	(500)
Common stock dividend ($.05 per share)							(771)	(771)	-	(771)
Share-based compensation expense and
related tax benefits	24,503	25	(248)					(223)	-	(223)
Other capital transactions	326	-	35				(6)	29	(24)	5

BALANCE DECEMBER 31, 2009	15,459,720	15,460	100,447	(7,104)	(32,755)	(326)	94,490	202,967	540	203,507
Net income							21,737	21,737	1,676	23,413
Net change in unrealized gains (losses) on
available-for-sale securities				7,737				7,737	244	7,981
Total comprehensive income								29,474	1,920	31,394
Repurchase of common stock					(206,400)	(1,591)		(1,591)	-	(1,591)
Acquisition of MedWatch								-	480	480
Acquisition of HBA								-	480	480
Acquisition of American Independence Corp			(4)					(4)	26,960	26,956
Common stock dividend ($.05 per share)							(762)	(762)	-	(762)
Share-based compensation expense and
related tax benefits	12,300	12	514					526	-	526
Contributions from noncontrolling interests								-	109	109
Distributions to noncontrolling interests								-	(863)	(863)
Other capital transactions			46				(28)	18	20	38
BALANCE AT DECMEBER 31, 2010	15,472,020	$15,472	$101,003	$633	(239,155)	$(1,917)	$115,437	$230,628	$29,646	$260,274
See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2010	2009	2008
	(In thousands)
Cash Flows Provided By (Used By) Operating Activities:
Net income (loss)	$23,413	$(7,132)	$(23,934)
Adjustments to reconcile net loss to net change in cash from operating activities:
Gain on bargain purchase of AMIC	(27,830)	-	-
(Income) loss from discontinued operations	256	(301)	(644)
Amortization of deferred acquisition costs	6,243	5,519	6,345
Net realized investment (gains) losses	(4,646)	(8,789)	12,401
Other-than-temporary impairment losses	3,819	29,991	38,247
Equity income from AMIC and other equity method investments	(974)	(2,015)	(1,143)
Depreciation and amortization	4,650	5,379	5,328
Share-based compensation expenses	734	518	1,180
Deferred tax expense (benefits)	15,101	(12,449)	(18,101)
Other	2,328	5,512	(2,105)
Changes in assets and liabilities:
Net (purchases) sales of trading securities	(1,619)	-	493
Change in insurance liabilities	(34,787)	(25,676)	(12,113)
Additions to deferred acquisition costs	(8,343)	1,079	(3,109)
Change in net amounts due from and to reinsurers	24,985	(38,421)	(507)
Change in premium and claim funds	10,363	8,508	(2,703)
Change in current income tax liability	(4,320)	77	(1,531)
Change in due and unpaid premiums	9,946	6,932	8,842
Change in other assets	1,379	3,545	(1,902)
Change in other liabilities	(15,007)	2,265	(2,261)
Net change in cash from operating activities of continuing operations	5,691	(25,458)	2,783
Net change in cash from operating activities of discontinued operations	(1,196)	(2,568)	(18,030)
Net change in cash from operating activities	4,495	(28,026)	(15,247)

Cash Flows Provided By (Used By) Investing Activities:
Change in net amount due from and to securities brokers	14,490	5,207	738
Net sales (purchases) of short-term investments	-	-	3,254
Net sales (purchases) of securities under resale
and repurchase agreements	2,930	18,115	(47,066)
Sales of equity securities	123,178	18,696	60,600
Purchases of equity securities	(105,637)	(4,718)	(44,905)
Sales of fixed maturities	614,588	463,932	393,210
Maturities and other repayments of fixed maturities	129,876	170,613	74,692
Purchases of fixed maturities	(778,153)	(643,435)	(546,969)
Proceeds of sales of other investments	-	-	2,000
Additional investments in other investments, net of distributions	1,719	808	6,614
Cash acquired in acquisition of AMIC, net of cash paid	4,562	-	-
Cash paid in acquisitions of companies, net of cash acquired	(3,469)	(775)	(998)
Additional equity investment in AMIC (equity method)	-	-	(1,401)
Cash (paid) received in acquisitions of policy blocks	1,192	-	57,279
Change in notes and other receivables	1,170	2,472	(1,628)
Other	(1,869)	(2,095)	(2,437)
Net change in cash from investing activities	4,577	28,820	(47,017)

Cash Flows Provided By (Used By) Financing Activities:
Proceeds from issuance of common stock	-	1	1,401
Repurchases of common stock	(1,591)	-	(133)
Exercises of common stock options	-	-	173
Excess tax (expense) benefit from exercises of common stock options
and vesting of restricted stock	(51)	(720)	(363)
Proceeds (withdrawals) of investment-type insurance contracts	(1,117)	1,298	(602)
Repayment of debt	(1,500)	(1,000)	(2,500)
Dividends paid	(767)	(746)	(768)
Other	(14)	-	-
Net change in cash from financing activities	(5,040)	(1,167)	(2,792)

Net change in cash and cash equivalents	4,032	(373)	(65,056)
Cash and cash equivalents, beginning of year	7,394	7,767	72,823

Cash and cash equivalents, end of year	$11,426	$7,394	$7,767

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); (ii) its majority owned insurance company, Independence American Insurance Company (“ Independence American”) and (iii) its marketing and administrative companies, including IHC Administrative Services, Inc., managing general underwriters ("MGUs") in which it owns a significant voting interest, IHC Health Solutions, Inc. (“IHC Health Solutions”), Actuarial Management Corporation ("AMC"), MedWatch, LLC and Hospital Bill Analysis, LLC.  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company."  At December 31, 2010, the Company also owned a 50.1% interest in American Independence Corp. ("AMIC").

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 54% of IHC's outstanding common stock at December 31, 2010.

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

(D)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of December 31, 2010. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Consolidated Balance Sheet and Consolidated Statements of Operations as of and for the year ended December 31, 2010. The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

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

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investments gains in the Consolidated Statements of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities. There were no such transactions outstanding at December 31, 2010 and 2009.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains and losses), credited or charged, as appropriate, to net realized investment gains (losses) in the Consolidated Statements of Operations (hedge accounting is not applied to these derivatives). There were no such derivative transactions outstanding at December 31, 2010 and 2009.

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

(vi) The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. Beginning April 1, 2009, the Company adopted a new accounting standard that specified new criteria for identifying and recognizing other-than-temporary impairment losses on fixed maturities. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheet. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position. For mortgage-backed securities where loan level data is not available, the Company uses a cash flow model based on the collateral characteristics. Assumptions about loss severity and defaults used in the model are primarily based on actual losses experienced and defaults in the collateral pool. Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the mortgage-backed security held by the Company. In addition, the Company evaluates other asset-backed securities for other-than-temporary impairment by examining similar characteristics referenced above for mortgage-backed securities.  The Company evaluates U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, and obligations of states and political subdivisions for other-than-temporary impairment by examining the terms and collateral of the security.

Prior to April 1, 2009, the Company assessed its ability and intent to hold a fixed maturity for a period of time sufficient to allow for a recovery in fair value. If the Company could not assert this condition, an other-than-temporary impairment loss was recognized in the Consolidated Statement of Operations.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations. For the purpose of other-than-temporary impairment evaluations, preferred stocks with maturities are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income in the Consolidated Balance Sheet.

(H)

Investment in American Independence Corp.

IHC acquired a controlling interest in AMIC on March 5, 2010. Prior to obtaining control, the Company carried its investment in AMIC on the equity method, with the Company's share of equity income or loss credited or charged, as appropriate, to the Consolidated Statements of Operations with a corresponding change to the investment in AMIC. As an equity method investment, the Company’s investment in AMIC, including related goodwill, was reviewed, at least annually, to determine whether an other-than-temporary impairment occurred. Upon achieving control on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results. The Consolidated Balance Sheet at December 31, 2010 includes the consolidated assets and liabilities of AMIC. See Note 2 for further information regarding the Company’s investment in AMIC.

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

Internal replacements of insurance and investment contracts determined to result in a  replacement contract that is substantially changed from the original contract will be accounted for as an extinguishment of the original contract, resulting in a release of the unamortized deferred acquisition costs, unearned revenue, and deferral of sales inducements associated with the replaced contract.

Deferred acquisition costs have been decreased by $3,042,000 and $11,559,000 in 2010 and 2009 respectively, and increased by $11,340,000 in 2008, representing the portion of unrealized gains in 2010 and 2009, and unrealized losses in 2008, on investment securities available-for-sale that have been allocated to deferred acquisition costs on interest sensitive products rather than to stockholders' equity as a component of other comprehensive income or loss.

(K)

Property and Equipment

Property and equipment of $4,206,000 and $5,276,000 are included in other assets at December 31, 2010 and 2009, respectively, net of accumulated depreciation and amortization of $12,698,000 and $10,261,000, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2010 and 2009. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

(M)

Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 2.9% to 6.5% in 2010, and 1.7% to 6.5% in 2009 and 2.5% to 8.0% in 2008. The average credited rate was 4.1% in 2010, 4.2% in 2009, and 4.1% in 2008.

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

(O)

 Participating Policies

Participating policies represent 11.4%, 11.8% and 11.8% of the individual life insurance in-force and 11.3%, 14.4% and 4.7% of the net life and annuity premiums earned, as of and for the years ended December 31, 2010, 2009 and 2008, respectively, and provide for the payment of dividends.  Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies.

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

(Q)

Income Per Common Share

Included in the diluted earnings per share calculation for 2010 are 2,000 incremental common shares from the assumed exercise of dilutive stock options and from the assumed vesting of dilutive restricted stock, computed using the treasury stock method. For the years ended December 31, 2009 and 2008, such shares were deemed anti-dilutive.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2010, the FASB issued guidance that clarifies the existing requirements for pro forma revenue and earnings disclosures, and expands the supplemental pro forma revenue and earnings disclosures, for public companies that have completed business acquisitions. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued guidance that amends existing goodwill impairment test standards to include a requirement that entities perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts if it is more likely than not that an impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued standards requiring entities to provide the activity of Level 3 security purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2010, Standard Security Life and Madison National Life ceded to Independence American an average of 20% of their medical stop-loss business, 8% of a majority of their fully insured health business and 20% of their New York Statutory Disability business.

Acquisition of AMIC

In March 2010, IHC acquired a controlling interest in AMIC as a result of the purchase of AMIC common stock in the open market. The principal reasons for acquiring control were: (i) the low market price of the AMIC stock; (ii) the improved financial presentation for IHC resulting from the consolidation of financial reporting; and (iii) a closer relationship that will create greater long-term value for both companies. The acquisition furthers IHC's goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. Share purchases of 27,668 shares, or $141,000, through March 5, 2010 (the "Acquisition Date"), totaling 0.33% of voting equity interest, brought the total of AMIC shares owned by the Company to more than 50% of AMIC's outstanding common stock and as a result, IHC has included AMIC’s consolidated assets and liabilities and results of operations subsequent to the Acquisition Date in its consolidated financial results as of and for the period ended December 31, 2010.

In determining the bargain purchase gain with regard to the acquisition of the controlling interest in AMIC, IHC first recognized a gain of $2,201,000 as a result of re-measuring its equity interest in AMIC to its fair value of $22,013,000 immediately before the acquisition based on the closing market price of AMIC's common stock. Then, upon the acquisition of a controlling interest on March 5, 2010, the Company consolidated the net assets of AMIC.  Accordingly, the Company determined the fair value of the identifiable assets acquired and liabilities assumed from AMIC on the Acquisition Date.  The fair value of the net assets acquired exceeded the sum of: (i) the fair value of the consideration paid; (ii) the fair value of IHC’s equity investment prior to the acquisition; and (iii) the fair value of the noncontrolling interests in AMIC, resulting in a bargain purchase gain of $25,629,000. The total gain, amounting to $27,830,000, pre-tax, is included in gain on bargain purchase of AMIC on the Company’s Consolidated Statement of Operations. This gain is a result of the quoted market price of AMIC being significantly less than the fair value of the net assets of AMIC.  This disparity is due to the low trading volume in AMIC shares, and a discount on the shares traded due to a lack of control by minority shareholders.  The fair value of the noncontrolling interests in AMIC was based on the closing market price of AMIC’s common stock on the Acquisition Date.

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

For the period from the Acquisition Date to December 31, 2010, the Company’s Consolidated Statement of Operations includes revenues and net income of $74,187,000 and $2,711,000, respectively, from AMIC.

Presented below are the Company’s consolidated revenues and net income had the acquisition date been January 1, 2009. The pro forma information presented is not indicative of the results of operations in future periods, nor does it necessarily reflect the results of operations that would have resulted had the acquisition been completed as of the beginning of the prior period presented.

	Year Ended
	2010	2009
	(In thousands)

Revenues	$421,139	$480,164

Net Income	$7,193	$11,244

For the purpose of the pro forma disclosures above, the gain resulting from the bargain purchase transaction has been excluded from the revenues and net income for 2010.  Instead, the gain is included in the revenues and net income for 2009 and has been adjusted to reflect the reversal of the other-than-temporary impairment the Company recorded during the fourth quarter of 2009 as it related to the Company’s equity method investment in AMIC. Other pro forma adjustments to revenues principally reflect the elimination of intercompany fee income and the elimination of the Company’s equity income related to AMIC. Other pro forma adjustments to net income principally reflect the elimination of intercompany fee income and the corresponding administrative expenses, in addition to the elimination of the Company’s equity income related to AMIC.

Subsequent to the Acquisition Date, IHC purchased an additional 9,537 shares of AMIC common stock for a total consideration of $58,000 through December 31, 2010.

Equity Investment in AMIC

At December 31, 2009, IHC owned 49.7% of AMIC's outstanding common stock which was purchased in various transactions from 2002 through 2008 and accounted for its investment in AMIC under the equity method. In the fourth quarter of 2009, under the equity method of accounting, due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC had been below IHC’s carrying value, the Company recorded an other-than-temporary impairment loss of $29,198,000 on its investment in AMIC, which net of $12,446,000 of deferred taxes, reduced earnings in 2009 by $16,752,000. This loss was significantly offset by the gain on the bargain purchase of AMIC common shares discussed above. At December 31, 2009, the carrying value of IHC's investment in AMIC was $19,234,000.

During the period from January 1, 2010 to the Acquisition Date (the “Stub Period”) IHC recorded $280,000 of equity income from its investment in AMIC. During the years ended December 31, 2009 and 2008, IHC recorded $1,289,000 and $480,000, respectively, of equity income from its investments in AMIC. These amounts represent IHC's proportionate share of income based on its ownership interests during those periods. AMIC paid no dividends on its common stock during the Stub Period in 2010 or during the years ended December 31, 2009 or 2008.

The following disclosures summarize the effects of certain transactions between IHC and its subsidiaries with AMIC during the Stub Period and other periods prior to the Acquisition Date. Subsequent to the Acquisition Date, the effects of these transactions are eliminated in consolidation. IHC and its subsidiaries recorded income of $208,000 during the Stub Period in 2010 and $1,083,000 and $805,000, respectively, for the years ended December 31, 2009 and 2008 from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $5,867,000 during the Stub Period in 2010 and $45,519,000 and $57,031,000, respectively, for the years ended December 31, 2009 and 2008. Benefits to policyholders on business ceded to AMIC were $3,020,000 during the Stub Period in 2010 and $31,009,000 and $39,670,000, respectively, for the years ended December 31, 2009 and 2008. Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $8,452,000 during the Stub Period in 2010 and $62,259,000 and $76,835,000, respectively, for the years ended December 31, 2009 and 2008 and IHC recorded net commission expense of $326,000 during the Stub Period in 2010 and $2,567,000 and $3,632,000, respectively, for the years ended December 31, 2009 and 2008  for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Included in the Company’s Consolidated Balance Sheet at December 31, 2009 are the following balances arising from transactions in the normal course of business with AMIC and its subsidiaries: Due from reinsurers $15,453,000; Other assets $2,632,000; and Other liabilities of $480,000.

The condensed balance sheet of AMIC at December 31, 2009 is as follows (in thousands):

Investments, at fair value	$57,630
Cash and restricted cash	9,594
Goodwill	23,561
Deferred tax asset, net	11,272
Other assets	32,325

Total assets	$134,382

Insurance liabilities	$34,807
Other liabilities	10,316

Total liabilities	45,123

AMIC shareholders' equity	88,973
Noncontrolling interests in subsidiaries	286

Total equity	89,259

Total liabilities and equity	$134,382

AMIC's condensed operating results for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)

Revenues	$104,247	$113,312
Expenses	99,609	111,170

Income from continuing operations before
income taxes	4,638	2,142
Provision for income taxes	1,472	631

Income from continuing operations	3,166	1,511
Loss from discontinued operations	-	(75)

Net income	3,166	1,436
Net income attributable to non-
controlling interests	(554)	(471)

Net income attributable to AMIC	$2,612	$965

Net income attributable to AMIC
per common share:

Basic	$.31	$.11
Diluted	$.31	$.11

In January 2011, a subsidiary of IHC acquired 200,000 shares of AMIC common stock for $1,000,000 cash. Subsequent to year end, through March 15, 2011, IHC acquired an aggregate 900,325 shares of AMIC common stock in exchange for an aggregate 600,218 shares of IHC’s common stock in various private placements of unregistered securities under Section 4(2) of the Securities Act of 1933, as amended. Accordingly, the shares are "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. As a result of these transactions, the Company’s ownership interest in AMIC increased to 63.0%.

Note 3.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2010, the Company had $41,081,000 in resale agreements outstanding, all of which settled on January 3, 2011 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Note 4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	December 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$272,061	$3,595	$(3,661)	$271,995
CMOs (1) - residential	58,829	6,662	(1,847)	63,644
CMOs (1) - commercial	1,447	-	(639)	808
U.S. Government obligations	16,617	351	-	16,968
Agency MBS (2) residential	10,069	206	(51)	10,224
GSEs (3)	70,199	510	(182)	70,527
States and political subdivisions	365,578	2,070	(8,158)	359,490

Total fixed maturities	$794,800	$13,394	$(14,538)	$793,656

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,600	$167	$(98)	$4,669
Preferred stocks-perpetuals	31,530	1,065	(315)	32,280
Preferred stocks-with maturities	9,790	1,334	-	11,124

Total equity securities	$45,920	$2,566	$(413)	$48,073

	December 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$207,554	$332	$(7,357)	$200,529
CMOs (1) - residential	78,889	3,620	(8,582)	73,927
CMOs (1) - commercial	868	-	(402)	466
U.S. Government obligations	6,319	44	-	6,363
Agency MBS (2) residential	40,156	182	-	40,338
GSEs (3)	15,398	-	(251)	15,147
States and political subdivisions	358,012	3,170	(8,089)	353,093

Total fixed maturities	$707,196	$7,348	$(24,681)	$689,863

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$3,790	$151	$(69)	$3,872
Preferred stocks-perpetuals	32,434	3,509	(215)	35,728
Preferred stocks-with maturities	20,996	747	(528)	21,215

Total equity securities	$57,220	$4,407	$(812)	$60,815

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The unrealized gains (losses) on certain preferred stocks with maturities at December 31, 2010 and 2009 include $1,763,000 and $2,394,000, respectively, related to the non-credit related component of other-than-temporary impairment losses recorded in accumulated other comprehensive income in connection with new accounting standards adopted on April 1, 2009.

The amortized cost and fair value of fixed maturities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	AMORTIZED	FAIR	% OF TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$-	$-	-
Due after one year through five years	170,930	172,455	21.7%
Due after five years through ten years	148,661	147,677	18.6%
Due after ten years	338,068	331,857	41.8%
	657,659	651,989	82.1%
CMO and MBS
15 year	72,202	76,597	9.7%
20 year	11,937	11,886	1.5%
30 year	53,002	53,184	6.7%
	$794,800	$793,656	100.0%

The following table summarizes, for all securities in an unrealized loss position at December 31, 2010 and 2009, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$103,247	$3,404	$12,253	$257	$115,500	$3,661
CMOs (1) - residential	12,494	476	16,979	1,371	29,473	1,847
CMOs (1) - commercial	-	-	808	639	808	639
Agency MBS (2) residential	5,085	51	-	-	5,085	51
GSE	32,481	170	1,389	12	33,870	182
States and political
subdivisions	195,589	5,292	37,655	2,866	233,244	8,158
Total fixed maturities	348,896	9,393	69,084	5,145	417,980	14,538
Common stocks	999	98	-	-	999	98
Preferred stocks-perpetual	14,845	315	-	-	14,845	315
Total temporarily impaired
securities	$364,740	$9,806	$69,084	$5,145	$433,824	$14,951

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$122,122	$2,287	$66,652	$5,070	$188,774	$7,357
CMOs (1) - residential	7,937	990	35,757	7,592	43,694	8,582
CMOs (1) - commercial	-	-	466	402	466	402
GSE	9,901	186	5,246	65	15,147	251
States and political
subdivisions	132,180	4,459	52,196	3,630	184,376	8,089
Total fixed maturities	272,140	7,922	160,317	16,759	432,457	24,681
Common stocks	1,861	69	-	-	1,861	69
Preferred stocks-perpetual	416	8	8,060	207	8,476	215
Preferred stocks-with maturities	-	-	8,692	528	8,692	528
Total temporarily impaired
securities	$274,417	$7,999	$177,069	$17,494	$451,486	$25,493

At December 31, 2010 and 2009, a total of 117 and 75 fixed maturities, respectively, and 13 and 13 equity securities, respectively, were in a continuous unrealized loss position for less than 12 months. At December 31, 2010 and 2009, a total of 27 and 56 fixed maturities, respectively, and nil and 5 equity securities, respectively, had continuous unrealized losses for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities at December 31, 2010 and 2009 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions is due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil. Because the Company does not intend to sell, nor is it more likely than not, that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2010, the Company had $28,730,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 42% were in CMOs that originated in 2005 or earlier and 58% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

Other-Than-Temporary-Impairments

Based on management's review of the portfolio, which considered the various factors described in Note 1 (G) (vi) and Note 1 (H), the Company recorded the following losses for other-than-temporary impairments for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Other-than-temporary impairments:
Available-for-sale securities:
Fixed maturities	$3,819	$522	$18,123
Preferred stocks	-	271	20,124

	3,819	793	38,247

Investment in AMIC	-	29,198	-

Total other-than-temporary impairments	$3,819	$29,991	$38,247

For the year ended December 31, 2010, other-than-temporary impairments on fixed maturities of $3,819,000 consist of credit losses of $3,087,000 recorded as a result of expected cash flows of certain securities less than the securities’ amortized cost and $732,000 recorded as a result of the Company's intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases. For the year ended December 31, 2009, the $522,000 of other-than-temporary impairments on fixed maturities resulted from the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases. No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption of the new accounting standards in 2009.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

	2010	2009

Balance at beginning of year	$2,394	$-
Adoption of new accounting standards	-	2,394
Securities sold	(631)	-

Balance at end of year	$1,763	$2,394

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

Refer to Note 2 for information regarding the other-than-temporary impairment recorded in connection with the Company’s investment in AMIC in 2009.

Note 5.

Derivative Instruments

In connection with its previously outstanding $10,000,000 line of credit, a subsidiary of IHC entered into an interest rate swap with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company received a variable rate equal to the rate on the debt and paid a fixed rate (6.65%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge and, in August 2009, the interest rate swap expired. For the years ended December 31, 2009 and 2008, the Company recorded $156,000 and ($82,000), respectively, of gains (losses) on the effective portion of the interest rate swap in accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, net of related taxes (benefits) of $104,000 and ($54,000), respectively.

At December 31, 2010 and 2009, the Company held no other derivative instruments and, for the years ended December 31, 2010 and 2009, recorded no gains or losses related to derivative instruments in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2008, the Company recorded losses $38,000 in net realized investment gains representing the net change in fair value of a stock put on IHC shares of common stock issued in connection with the acquisition of IAC in 2006. All of the shares subject to the IHC stock put were exercised during 2008.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis, at December 31, 2010 and 2009, respectively (in thousands):

December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$271,995	$-	$271,995
CMOs - residential	-	26,187	37,457	63,644
CMOs - commercial		-	808	808
US Government obligations	-	16,968	-	16,968
Agency MBS - residential	-	10,224	-	10,224
GSEs	-	70,527	-	70,527
States and political subdivisions	-	359,490	-	359,490
Total fixed maturities	-	755,391	38,265	793,656

Equity securities available-for-sale:
Common stocks	4,669	-	-	4,669
Preferred stocks - perpetual	32,280	-	-	32,280
Preferred stocks - with maturities	11,124	-	-	11,124
Total equity securities	48,073	-	-	48,073

Total	$48,073	$755,391	$38,265	$841,729

December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$200,529	$-	$200,529
CMOs - residential	-	34,885	39,042	73,927
CMOs - commercial	-	-	466	466
US Government obligations	-	6,363	-	6,363
Agency MBS - residential	-	40,338	-	40,338
GSEs	-	15,147	-	15,147
States and political subdivisions	-	353,093	-	353,093
Total fixed maturities	-	650,355	39,508	689,863

Equity securities available-for-sale:
Common stocks	3,872	-	-	3,872
Preferred stocks - perpetual	35,728	-	-	35,728
Preferred stocks - with maturities	19,015	2,200	-	21,215
Total equity securities	58,615	2,200	-	60,815

Total	$58,615	$652,555	$39,508	$750,678

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. For the year ending December 31, 2010, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category as a result of limited or inactive markets during 2010. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in 2010. The changes in the carrying value of Level 3 assets and liabilities for the year ended December 31, 2010 are summarized as follows (in thousands):

	December 31, 2010
	CMOs
	Residential	Commercial	Total

Beginning balance	$39,042	$466	$39,508

Acquisition of AMIC	1,831	305	2,136

Gains (losses) included in earnings:
Net realized investment losses	(167)	-	(167)
Other-than-temporary impairments	(3,087)	-	(3,087)

Net unrealized gains (losses) included in
accumulated other comprehensive loss	9,594	36	9,630

Sales of securities	(4,988)	-	(4,988)

Repayments and amortization of fixed maturities	(4,768)	1	(4,767)

Balance at end of period	$37,457	$808	$38,265

With the exception of assets and liabilities assumed in the acquisition of AMIC as disclosed in Note 2, there were no assets measured at fair value on a non-recurring basis during the year ended December 31, 2010. The following asset was measured at fair value on a nonrecurring basis during the year ended December 31, 2009:

	Level 1	Level 2	Level 3	Total

Investment in AMIC	$19,234	$-	$-	$19,234

The market value of the AMIC shares owned by IHC was approximately $19,234,000 at December 31, 2009 based on the closing market price of AMIC's common stock. Due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC had been below IHC’s carrying value, the Company recorded an other-than-temporary impairment loss of $16,752,000, net of $12,446,000 of deferred taxes, on its  equity investment in AMIC, including goodwill, at December 31, 2009.

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Consolidated Financial Statements are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$23,216	$28,298	$23,833	$27,422

FINANCIAL
LIABILITIES:
Funds on deposit	$406,366	$411,036	$408,298	$410,485
Debt and junior
subordinated debt
securities	45,646	45,646	47,146	47,146

Note 7.

Net Investment Income

Major categories of net investment income for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	2010	2009	2008
	(In thousands)

Fixed maturities	$34,022	$36,037	$38,248
Equity securities	4,661	3,750	4,990
Short-term investments	311	110	1,278
Policy loans	1,598	1,789	1,836
Equity income (loss):
Investment partnerships	684	1,344	(3,046)
Operating partnerships	694	726	663
Other	160	44	617
Investment interest expense	-	-	(99)
Investment expenses	(329)	(280)	(272)

subtotal	41,801	43,520	44,215

Investment income allocated to
discontinued operations	-	-	(171)

Net investment income	$41,801	$43,520	$44,044

Note 8.

Net Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)
Net realized investment gains (losses):
Fixed maturities	$8,407	$8,253	$1,008
Common stocks	654	43	(7,724)
Preferred stocks	413	493	718
	9,474	8,789	(5,998)

Sales of trading securities	(1,619)	-	493
IHC stock puts/call and other gains (losses)	63	-	(137)
Other trading account losses, net	(3,272)	-	(6,759)

Net realized investment gains (losses)	$4,646	$8,789	$(12,401)

For the years ended December 31, 2010, 2009 and 2008, the company realized gross gains of $14,848,000, $11,785,000 and $7,232,000, respectively, and gross losses of $5,374,000, $2,996,000 and $13,230,000, respectively, on sales of available-for-sale securities.

In the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed the trading accounts of the Company. Net realized investment gains and losses reported in the accompanying consolidated statements of operations for 2008 include $493,000 of income related to direct investments in these accounts; and net investment income reported in the accompanying consolidated statements of operations for 2008 includes $217,000 of income (loss)

related to direct and indirect investments in these accounts.  The broker-dealer is now in bankruptcy.  The Company filed a claim to recover the $500,000 maximum amount available from the Securities Investor Protection Corporation (“SIPC”). Accordingly, the Company recorded a pre-tax loss of $6,759,000, included in net realized gains and losses on the consolidated statement of operations, in the fourth quarter of 2008 consisting of: (i) the carrying amounts of the Company's direct investments in these trading accounts amounting to $5,857,000 at the time of the loss; (ii) $1,402,000 of profits withdrawn in 2008 that may have been subject to return; net of (iii) $500,000 of expected recoveries from SIPC. The write-down in value in the fourth quarter of 2008 of the Company's indirect investments in these accounts at the time of the loss, amounting to $235,000, is included in net investment income on the consolidated statement of operations. Based on discussions with the trustee in bankruptcy in the fourth quarter of 2010 pertaining to the resolution of these claims, the Company recorded an additional $3,272,000 of pre-tax losses consisting of: (i) the reversal of $500,000 of anticipated SIPC recoveries initially recorded by a subsidiary of IHC; (ii) the reversal of $500,000 of anticipated SIPC recoveries initially recorded by AMIC; and (iii) an additional $2,272,000 of withdrawals by IHC and AMIC deemed subject to return. A settlement agreement was entered into with the trustee in the first quarter of 2011 and payment by the Company is expected to be made on or before July, 15, 2011.

Note 9.

Other Investments

Other investments consist of the following at December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Policy loans	$23,216	$23,833
Investment partnership interests	6,364	6,674
Operating partnership interests	6,138	5,990
Investment in trust subsidiaries	1,146	1,146

	$36,864	$37,643

The Company had invested a total of $5,177,000 and $4,519,000 at December 31, 2010 and 2009, respectively, in a domestic feeder fund of Dolphin Limited Partnership III, L.P. (“Dolphin III").  Dolphin III operates as a private investment partnership to act as the “master fund” in a master-feeder fund structure.  Dolphin III generally seeks significant investment stakes in publicly traded North American companies with a market value of equity plus debt of approximately $2 billion or less. The Company's net investment income (loss) from Dolphin III for the years ended December 31, 2010, 2009 and 2008 was $659,000, $1,174,000, and $(2,358,000), respectively.

With respect to its investment in Dolphin III, the Company is permitted to withdraw all, or a portion of, its capital account, excluding designated investments subject to lock-up, on any May 31 or November 30, upon 120 days prior written notice. A partner may not withdraw capital corresponding to such designated investments for up to three years from when the investment becomes a designated investment, subject to extension for one additional year. Unless waived by the general partner, the amount of aggregate withdrawals by limited partners as of any withdrawal date shall be limited, on a proportionate basis, so that no more than 25% of the fund's aggregate net asset value is withdrawn as of such date. If withdrawing more than 90% of its capital, the partner shall receive at least 90% of the estimated withdrawal proceeds no later than 45 days following the withdrawal date with the balance settled no later than 30 days after completion of the audit of Dolphin III. As of December 31, 2010, Dolphin III did not have any designated investments subject to lock-up and the Company had no unfunded commitments pertaining to Dolphin III.

Note 10.

Acquisitions

The Company completed the following acquisitions in 2010, 2009, and 2008. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. Pro forma results of operations for 2010, 2009 and 2008, as though these acquisitions had been completed at the beginning of those years, have not been presented since the effect of the acquisitions was not material.

(A)

American Independence Corp.

Refer to Note 2 for the discussion pertaining to the acquisition, in March 2010, of a controlling interest in AMIC.

(B)       Alliance Underwriters, LLC

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

(C)       MedWatch, LLC

In January 2010, IHC Health Holdings Corp., a wholly owned subsidiary of the Company (“IHC Health Holdings”), acquired a 51% interest in the stock of MedWatch, LLC (“MedWatch”) for a $500,000 purchase price. The Company recorded goodwill of $581,000 and other intangible assets of $360,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 7.5 years. MedWatch provides utilization review and medical management services to fully insured and self-funded health plans.

(D)       Hospital Bill Analysis, LLC

In January 2010, IHC Health Holdings acquired a 51% interest in the stock of Hospital Bill Analysis, LLC (“HBA”), a hospital bill review company, for a $500,000 purchase price. The Company recorded goodwill of $814,000 and other intangible assets of $200,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 7.0 years.

(E)

Wisconsin Underwriting Associates, Inc.

In January 2009, Wisconsin Underwriting Associates, Inc., a newly formed wholly owned subsidiary of IHC Health Holdings Corp. ("IHC Health Holdings") acquired the assets of Wisconsin Underwriting Associates, LLC ("WUA") in exchange for $300,000 and 49% of its capital stock. The addition of $750,000 of goodwill represents the excess fair value of the consideration transferred over the total fair value of the net assets of WUA acquired. In January 2011, the Company acquired the remaining 49% noncontrolling interest.

(F)         GroupLink

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

(G)

 Majestic Underwriters, LLC

 On April 1, 2008 the Company purchased an additional 14.7% interest in Majestic Underwriters LLC (“Majestic”) pursuant to terms set forth in the limited liability company agreement of Majestic, thereby increasing its controlling interest in the medical stop-loss MGU from 62% to 77%. The interest was purchased from a senior officer of Majestic for a total purchase price of $998,000. The Company recorded goodwill of $884,000 and other intangible assets of $88,000 for the fair value of broker relationships, which is being amortized over 10 years.

Note 11.

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by business segment are as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)

Balance at beginning of year	$48,859	$52,331	$51,695
Medical Stop-Loss:
AMIC other-than-temporary impairment	-	(4,222)	-
Acquisition of AMIC shares	-	-	(248)
Acquisition of Majestic	-	-	884
Fully Insured:
Acquisition of AU	1,459	-	-
Acquisition of MedWatch	581	-	-
Acquisition of HBA	814	-	-
Acquisition of WUA	-	750	-

Balance at end of year	$51,713	$48,859	$52,331

See Note 22 for goodwill carrying amounts by segment as of December 31, 2010 and 2009.

At December 31, 2009, the Company wrote-off $4,222,000 of goodwill in connection with an other-than-temporary impairment loss related to its then equity method investment in AMIC. The Company obtained a controlling interest in AMIC in 2010. See Note 2 for further information regarding the impairment loss in 2009. No impairment charge for AMIC goodwill was required in 2008.

At December 31, 2010, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2010, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 59% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. The Company will continue to monitor IHC’s book value against market capitalization to determine whether an interim test of goodwill is warranted. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

At December 31, 2010 and 2009, the Company had other intangible assets of $20,078,000 and $8,262,000, respectively, net of accumulated amortization of $12,082,000 and $11,689,000, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets principally represent the estimated fair value of acquired agent and broker relationships. At December 31, 2010 and 2009, respectively, $7,997,000 and $477,000 of other intangible assets had indefinite lives and are not subject to amortization.

The changes in the carrying amount of intangible assets by business segment are as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)

Balance at beginning of year	$8,262	$15,308	$17,584
Medical Stop-Loss:
Acquisition of AMIC	12,200	-	-
Acquisition of Majestic	-	-	88
Fully Insured:
Acquisition of AU	1,100	-	-
Acquisition of MedWatch	360	-	-
Acquisition of HBA	200	-	-
Capitalized software development	229	601	517
Write-off of capitalized software	-	(5,077)	-
Amortization expense	(2,273)	(2,570)	(2,881)

Balance at end of year	$20,078	$8,262	$15,308

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

Estimated amortization expense for each of the next five years is as follows:

Amortization
Year	Expense
(In thousands)

2011	2,324
2012	2,540
2013	2,401
2014	1,778
2015	1,076

Note 12.

Sale of Credit Life and Disability Segment

The Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer effective December 31, 2007.  In accordance with the terms of such coinsurance agreement, the Company continued to administer this block of business through June 30, 2008. Included in the Consolidated Balance Sheet at December 31, 2009 are unearned premium reserves of this block and the corresponding amount in due from reinsurers of $8,847,000. As a result of the subsequent assumption reinsurance agreement, the Company transferred the unearned premium reserves of this block to such insurer effective December 31, 2010.

The Company recorded income (loss) from discontinued operations representing expenses and changes in claims and reserves related to insurance liabilities for claims incurred prior to the sale on December 31, 2007 as follows:

	2010	2009	2008

Pretax income (loss) from discontinued operations	$(394)	$(572)	$990
Tax expense (benefits) allocated to discontinued operations	(138)	(873)	346

Income (loss) from discontinued operations	$(256)	$301	$644

In 2009, tax benefits include a $673,000 deferred benefit resulting from a capital loss associated with the difference in the tax basis of certain net assets sold.

 Changes in the net liabilities related to the discontinued operations for the year ended December 31, 2010 were as follows (in thousands):

	Claims	Accrued	Termination
	Liability	Expenses	Benefits	Total

Balance at beginning of year	$1,522	$-	$24	$1,546

Loss from discontinued operations:
Changes in claims and reserves
related to block in run-off	361	-	-	361
Expenses incurred related to block in run-off	-	33	-	33
				394
Payments of expenses accrued to administer
the business sold		(33)	(24)	(57)

Claim payments related to block in run-off	(1,112)	-	-	(1,112)

Balance at December 31, 2010	$771	$-	$-	$771

The Company believes that the net liabilities of discontinued operations at December 31, 2010 adequately estimate the remaining costs associated with the credit life and disability discontinued operations.

Note 13.

Insurance Policy Claims and Reserves

The liabilities for unpaid claims and claim adjustment expenses and insurance reserves-health represent amounts necessary to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

Changes in the liability for reserves, unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for the years ended December 31, 2010, 2009 and 2008 are summarized below.

	2010	2009	2008
	(In thousands)

Balance at beginning of year	$202,801	$211,318	$212,413
Less: reinsurance recoverable	100,711	104,076	108,936
Net balance at beginning of year	102,090	107,242	103,477

Gross reserves of AMIC acquired	27,373	-	-
Less: reinsurance recoverable	10,296	-	-
Net reserves of AMIC acquired	17,077	-	-

Amount incurred:
Current year	203,602	180,015	190,927
Prior years	(2,466)	250	1,577

Total	201,136	180,265	192,504

Amount paid, related to:
Current year	137,953	108,438	112,748
Prior years	67,106	76,979	75,991

Total	205,059	185,417	188,739

Net balance at end of year	115,244	102,090	107,242
Plus: reinsurance recoverable	82,724	100,711	104,076
Balance at end of year	$197,968	$202,801	$211,318

The preceding schedule reflects (i) the due and unpaid; (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The redundancy in 2010 for prior years of $2,466,000 is primarily the result of redundancies of $4,299,000 in the group disability reserves offset by $1,258,000 incurred in Medical Stop-Loss reserves and $575,000 incurred on all other reserves. The amount incurred in 2009 for prior years of $250,000 is primarily the result of $2,586,000 of Medical Stop-Loss reserves and redundancies of $1,905,000 in the group disability reserves and $431,000 on all other reserves. The amount incurred in 2008 for prior years of $1,577,000 is primarily the result of $3,310,000 of Medical Stop-Loss reserves and redundancies of, $1,191,000 in the Fully Insured Health reserves and $542,000 on all other reserves.

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

Note 14.

Debt and Junior Subordinated Debt Securities

(A)

Debt

In August 2006, a subsidiary of IHC amended its credit agreement with a commercial bank and increased its line of credit at that time to $15,000,000 with automatic reductions of $2,500,000 in August 2007 and August 2008, and the remaining $10,000,000 scheduled in August 2009. The Company simultaneously entered into an interest rate swap which was accounted for as a cash flow hedge. See Note 5 for further discussion of this derivative instrument. In August 2009, the Company made a $1,000,000 principal repayment on the outstanding line of credit and amended the credit agreement such that the line of credit was cancelled and the $9,000,000 remaining balance was converted into an amortizing term loan. The amortizing term loan: (i) bears a variable interest rate of Libor plus 3.35% (3.65% at December 31, 2010); (ii) requires principal payments in the amount of $1,500,000 in both August 2010 and August 2011, and (iii) matures in August 2012. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life and the assets of such subsidiary of IHC. At December 31, 2010 and 2009, there was $7,500,000 and $9,000,000, respectively, of outstanding debt under this credit agreement.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2010 and 2009 (in thousands):

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

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary and, therefore, the trusts are unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recognized liabilities of $38,146,000 for junior subordinated debt and assets of $38,146,000 for the investments in trust subsidiaries at both December 31, 2010 and 2009. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, 400 basis points over the three-month LIBOR, (4.3% at December 31, 2010 and 2009); Independence Preferred Trust II, 390 basis points over the three-month LIBOR, (4.2% at December 31, 2010 and 2009); and Independence Preferred Trust III, 350 basis points over the three-month LIBOR (3.8% at December 31, 2010 and 2009).

The capital securities are mandatorily redeemable upon maturity. The Company has the right to redeem the capital securities, in whole or in part without penalties with respect to Independence Preferred Trust I, Independence Preferred Trust II and Independence Preferred Trust III. The redemption price would be 100% (without penalty) of the principal amount plus accrued and unpaid interest.

Cash payments for interest on debt and junior subordinated debt securities were $1,908,000 $2,999,000 and $3,592,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 15.

Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share, none of which was issued as of December 31, 2010 and 2009.

Note 16.

Common Stock

In 1991, IHC initiated a program of repurchasing shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. Through December 31, 2010, the Company has repurchased 6,190,447 common shares at a cumulative cost of $39,557,000. This total includes repurchases of 206,400 shares and 23,015 shares in 2010 and 2008, respectively.  No shares were repurchased in 2009. All of the repurchased shares have been either retired, reissued, or have become treasury shares. At December 31, 2010, there were 293,600 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

In January 2008, IHC issued 127,520 shares of common stock as a private placement of unregistered securities under section 4(2) of Securities Act of 1993 (“Securities Act”). The IHC shares were issued from treasury stock at a fair value of $1,401,000. The difference between the fair value and the $2,422,000 cost basis of the treasury stock resulted in a $1,021,000 charge to retained earnings.

Note 17.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans. AMIC disclosures reflect activity subsequent to the Acquisition Date.

A)

  IHC Share-Based Compensation Plans

In June 2003, the stockholders approved the Independence Holding Company 2003 Stock Incentive Plan (the "2003 Plan") under which, 630,000 shares of common stock were reserved for options and other common stock awards. The final option grants under the 2003 Plan were made during 2006.

In June 2006, the stockholders approved the Independence Holding Company 2006 Stock Incentive Plan (the “2006 Plan") under which, 1,300,000 shares of common stock were reserved for options and other common stock awards.

Under the terms of the Company’s share-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant or higher; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted unvested stock, SARs and share-based performance awards. Restricted unvested shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are equal to the quoted market price of IHC shares at the date of grant, or higher, and have three year vesting periods. There were 736,346 shares available for future stock-based compensation grants under these plans at December 31, 2010.

Total share-based compensation expense recorded for the years ended December 31, 2010, 2009 and 2008 was $672,000, $518,000 and $1,180,000, respectively, and the related tax benefits recognized for the years ended December 31, 2010, 2009 and 2008 were $268,000, $207,000 and $471,000, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2010 was as follows:

	No. of Shares	Weighted-Average
	Under Option	Exercise Price

December 31, 2009	312,170	$14.62
Granted	461,800	10.00
Expired	(17,490)	19.85

December 31, 2010	756,480	11.68

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2010:

	Outstanding	Exercisable

Number of shares under option	756,480	228,010
Weighted average exercise price per share	$11.68	$15.28
Aggregate intrinsic value	$-	$-
Weighted average contractual term remaining	3.1 years	1.5 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair value of options granted during the years ended December 31, 2010 and 2008 was $1.57 and $3.44 per share, respectively. No options were granted in 2009. The assumptions set forth in the table below were used to value these grants:

	2010	2008

Weighted-average risk-free interest rate	2.3%	2.2%
Annual dividend rate per share	$.05	$.05
Weighted-average volatility factor of the
Company's common stock	45.0%	36.6%
Weighted-average expected term of options	4.5 years	4.5 years

Compensation expense of $494,000, $357,000 and $855,000 was recognized in the years ended December 31, 2010, 2009 and 2008, respectively, for the portion of the grant-date fair value of stock options vested during that period.

No options were exercised during 2010 or 2009. During the year ended December 31, 2008, the Company received cash proceeds of $173,000 upon the exercise of 15,608 options with an intrinsic value of $31,000. In addition, another 276,192 options were exercised and, pursuant to the terms of the Company’s applicable stock option plans, payments were made equal to the difference between the fair values of such shares, with respect to the options at such exercise date, and the aggregate option strike price. The intrinsic value of such totaled $640,000 and the payments were made in the form of IHC common stock totaling 29,486 shares after deducting applicable income taxes.

In connection with the cancellation of 116,000 stock options during the year ended December 31, 2009, the Company made cash payments totaling $6,000, which represents the fair value of the cancelled options as of the cancellation date.

At December 31, 2010, the total unrecognized compensation cost related to non-vested stock options was $534,000 which is expected to be recognized as compensation expense over a weighted average period of 1.5 years.

Restricted Stock

The Company issued 2,250  restricted stock awards during each of the years ended December 31, 2010, 2009 and 2008 with weighted-average grant-date fair values of $7.01, $6.74 and $12.26 per share, respectively. The total fair value of restricted stock that vested in 2010, 2009 and 2008 was $23,000, $70,000 and $223,000, respectively. Restricted stock expense was $28,000, $104,000 and $347,000 in 2010, 2009 and 2008, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2010:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2009	5,380	$12.43
Granted	2,250	$7.01
Vested	(3,130)	$15.19

December 31, 2010	4,500	$7.80

At December 31, 2010, the total unrecognized compensation cost related to non-vested restricted stock awards was $25,000 which is expected to be recognized as compensation expense over a weighted average period of 1.8 years.

SARs and Other Share-Based Performance Awards

The fair value SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement No SARs were exercised in 2010, 2009 or 2008 however, in 2009, 80,000 SARs were cancelled and the Company made a cash payment of $4,000 representing the fair value of the SARs at such time. Included in Other Liabilities on the Company’s Consolidated Balance Sheets at December 31, 2010 and December 31, 2009 are liabilities of $79,000 and $3,000, respectively, pertaining to SARs. Other awards include share-based performance awards. Compensation costs for these plans are recognized and accrued as performance conditions are met, based on the current share price. For the years ended December 31, 2010, 2009 and 2008, the Company recorded $74,000, $48,000 and $30,000, respectively, of compensation costs for these plans. The intrinsic value of share-based performance awards paid in 2010, 2009 and 2008 was $54,000, $39,000 and $70,000, respectively.

B)

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $62,000 for the period between the Acquisition Date and December 31, 2010.  Related tax benefits of $21,000 were recognized for the period between the Acquisition Date and December 31, 2010.

Effective July 1, 2009, AMIC implemented the 2009 Stock Incentive Plan (“AMIC 2009 Plan”), which the AMIC stockholders approved on June 19, 2009.  The AMIC 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the AMIC 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months.  The AMIC’s 1998 Plan, which expired by its terms on October 7, 2008, had reserved for issuance a total of 7,154,198 common stock shares.  At December 31, 2010, stock options for 359,234 common stock shares were outstanding, stock options for 344,525 common stock shares were vested, and 6,537,222 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under AMIC’s 1998 Plan prior to its expiration are still in effect.

Stock Options

The following table summarizes information regarding AMIC’s outstanding and exercisable options for the period between the Acquisition Date and December 31, 2010:

	Shares	Weighted- Average
	Under Option	Exercise Price

March 5, 2010	355,900	$10.00
Granted	13,334	4.60
Exercised	(10,000)	4.50
December 31, 2010	359,234	9.95

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of December 31, 2010:

	Outstanding	Exercisable

Number of options	359,234	344,525
Weighted average exercise price per share	$9.95	$10.14
Aggregate intrinsic value for all options	$22,154	$19,376
Weighted average contractual term remaining	3.3 years	3.1 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the period between the Acquisition Date and December 31, 2010 was $2.79 per share. The assumptions set forth in the table below were used to value the stock options granted during the period between the Acquisition Date and December 31, 2010:

Weighted-average risk-free interest rate	3.69%
Annual dividend rate per share	$-
Weighted-average volatility factor of the Company's common stock	45.0%
Weighted-average expected term of options	5 years

Compensation expense of $47,000 was recognized for the period between the Acquisition Date and December 31, 2010, respectively, for the portion of the grant-date fair value of AMIC’s stock options vesting during the period.

AMIC received cash proceeds of $45,000 upon the exercise of 10,000 options with an intrinsic value of $1,000 during the period between the Acquisition Date and December 31, 2010.

As of December 31, 2010, the total unrecognized compensation expense related to AMIC’s non-vested options was $51,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2010.  The total fair value of AMIC’s restricted stock that vested during the period between the Acquisition Date and December 31, 2010 was $13,000. Restricted stock expense was $15,000 for the period between the Acquisition Date and December 31, 2010.

The following table summarizes AMIC’s restricted stock activity for the period between the Acquisition Date and December 31, 2010:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

March 5, 2010	6,333	$6.92
Vested	(2,500)	$6.92
Forfeited	(1,333)	$6.92

December 31, 2010	2,500	$6.92

As of December 31, 2010, there was approximately $8,000 of total unrecognized compensation expense related to AMIC’s non-vested restricted stock which will be recognized over the remaining requisite service periods.

Note 18.

Income Taxes

The IHC and its subsidiaries, excluding AMIC, file a consolidated Federal income tax return on a June 30 fiscal year. AMIC continues to file its own separate income tax return on a September 30 fiscal year and is not included in the consolidated tax return of IHC. The provision for income tax expense (benefit) attributable to income from continuing operations as shown in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(In thousands)

CURRENT:
U.S. Federal	$(2,973)	$1,545	$1,913
State and Local	456	235	(211)
	(2,517)	1,780	1,702

DEFERRED:
U.S. Federal	12,698	(9,997)	(17,533)
State and Local	2,402	(2,452)	(568)
	15,100	(12,449)	(18,101)

	$12,583	$(10,669)	$(16,399)

Taxes computed at the Federal statutory rate of 35% in 2010, 2009 and 2008, attributable to pretax income from continuing operations, are reconciled to the Company's actual income tax expense on income from continuing operations as follows:

	2010	2009	2008
	(In thousands)

Tax computed at the statutory rate	$12,688	$(6,336)	$(14,309)
Dividends received deduction and tax
exempt interest	(1,816)	(2,025)	(1,433)
State and local income taxes, net of Federal effect	1,858	(1,442)	(506)
Other, net	(147)	(866)	(151)

Income tax expense	$12,583	$(10,669)	$(16,399)

Deferred income tax expense for the year ended December 31, 2010 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $4,328,000, representing the increase in the related net deferred tax liability to $360,000 at December 31, 2010 from a tax asset of $3,968,000 at December 31, 2009.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2010 and 2009 are summarized below. The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. IHC and its subsidiaries, excluding AMIC, have certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on its deferred tax assets at December 31, 2010 or 2009. AMIC had federal deferred tax assets of $10,839,000, net of a valuation allowance of $86,500,000, on the date of its acquisition in March 2010. AMIC has since decreased its valuation allowance due to deferred tax on unrealized gains allocated to equity.

	2010	2009
	(In thousands)

DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$2,612	$3,193
Unrealized losses on investment securities	771	6,532
Investment write-downs	5,383	5,665
Loss carryforwards	112,788	14,669
Investment in AMIC	-	9,479
Other	7,109	3,851

Total gross deferred tax assets	128,663	43,389
Less valuation allowance	(86,059)	-

Net deferred tax assets	42,604	43,389

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(11,868)	(11,579)
Insurance reserves	(5,414)	(4,785)
Investment in AMIC	(2,589)	-
Other	(5,982)	(1,138)

Total gross deferred tax liabilities	(25,853)	(17,502)

Net deferred tax asset	$16,751	$25,887

As of December 31, 2010, IHC and its subsidiaries, excluding AMIC, had net operating tax loss carryforwards arising from limitations on offsetting non-life insurance company losses against life insurance company income. The non-life insurance company tax loss carryforwards amount to approximately $32,000,000 at December 31, 2010, which expire as follows (in thousands):

Tax Year:
2025	$498
2026	1,951
2027	7,294
2028	2,815
2029	7,640
2030	9,165
2031	2,637

$32,000

In addition, as of December 31, 2010, IHC and its subsidiaries, excluding AMIC, had capital tax loss carryforwards of approximately $11,215,000 expiring in 2014 and 2015 arising from the excess capital losses realized by the life insurance company group.

At December 31, 2010, AMIC had federal NOL carryforwards of approximately $273,544,000 which expire as follows (in thousands):

Tax Year:
2019	$16,677
2020	70,827
2021	142,530
2022	41,252
2023	528
2024	2
2025	-
2026	354
2027	-
2028	2
2029	1,372
$273,544

At December 31, 2010, AMIC also had NOL carryforwards of approximately $25,814,000 for state income tax purposes, primarily in the State of California.  Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized.

AMIC's ability to utilize its federal NOL carrryforwards would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. AMIC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year '"testing period" by "5% stockholders."

As the NOL carryforwards are utilized by IHC and AMIC, the amount of NOL carryforwards could be reduced upon audit by the IRS for those tax years open for assessment under the statute of limitations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, and AMIC, will realize the benefits of these net deferred tax assets recorded at December 31, 2010. As of December 31, 2010, IHC and its subsidiaries, and AMIC, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

Interest expense and penalties for the years ended December 31, 2010 and 2009 are insignificant, however $969,000 of interest income related to tax refunds is included in selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2008.

Net cash payments for income taxes were $637,000, $2,393,000 and $3,022,000 in 2010, 2009 and 2008, respectively.

Note 19.

Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2010, 2009 and 2008 for operating leases was $4,942,000, $4,137,000 and $4,048,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2010 are as follows (in thousands):

2011	$3,691
2012	2,625
2013	1,941
2014	1,570
2015	1,574
2016 and thereafter	2,576

Total	$13,977

At December 31, 2010, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies, and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with a carrying value of $11,771,000 and $10,556,000 were on deposit with various state insurance departments at December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company had net receivables of $46,069,000 and $34,926,000 from two different reinsurers which are rated A- and A, respectively, by A.M. Best.  These are the only reinsurers with a net receivable that individually exceed 10% of the stockholders' equity of the Company. The Company believes that these receivables are fully collectible.

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

Madison National Life acquired a block of life insurance policies during 2010. Madison National Life did not record any significant policy block acquisitions in 2009. Effective April 1, 2008, Madison National Life acquired a block of life insurance and annuity policies by entering into a coinsurance agreement with an unaffiliated insurer whereby Madison National Life assumed 25% of the business covered under the agreement. Under terms of the acquisition, Madison National Life assumed administration of the policies on November 1, 2008.

The following reflects the impact of these transactions:

	2010	2008
Liabilities:
Insurance reserves - life	$1,603	$32,183
Funds on deposit	-	32,251
Other policyholders' funds	-	4,700
Other	3	27
	1,606	69,161

Non-cash assets:
Deferred acquisition costs	100	8,850
Other investments (policy loans)	251	2,971
Due and unpaid premiums	63	61
	414	11,882

Cash received	$1,192	$57,279

Note 21.

Reinsurance

Standard Security Life, Madison National Life and Independence American reinsure portions of certain business in order to limit the assumption of disproportionate risks. Standard Security Life, Madison National Life and Independence American retain varying amounts of individual life or group life insurance. Amounts not retained are ceded to other companies on an automatic or facultative basis.  In addition, Standard Security Life, Madison National Life and Independence American participate in various coinsurance treaties on a quota share basis. Standard Security Life, Madison National Life and Independence American are contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

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

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(In thousands)

Life Insurance In-Force:

December 31, 2010	$11,253,298	$291,467	$5,797,444	$5,747,321	5.1%
December 31, 2009	$11,091,711	$703,045	$6,173,559	$5,621,197	12.5%
December 31, 2008	$7,224,141	$554,219	$2,326,940	$5,451,420	10.2%

Benefits to Policyholders:

December 31, 2010	$307,988	$65,624	$132,936	$240,676	27.3%
December 31, 2009	$302,785	$93,307	$176,301	$219,791	42.5%
December 31, 2008	$320,869	$77,464	$176,736	$221,597	35.0%

Premiums Earned:

December 31, 2010
Health	$394,446	$55,036	$159,896	$289,586	19.0%
Life and annuity	48,280	8,712	20,432	36,560	23.8%
	$442,726	$63,748	$180,328	$326,146	19.5%

December 31, 2009
Health	$376,139	$97,527	$215,567	$258,099	37.8%
Life and annuity	39,285	14,595	17,180	36,700	39.8%
	$415,424	$112,122	$232,747	$294,799	38.0%

December 31, 2008
Health	$428,186	$89,972	$237,944	$280,214	32.1%
Life and annuity	35,888	10,073	8,887	37,074	27.2%
	$464,074	$100,045	$246,831	$317,288	31.5%

Included in Gross Amount in 2010, 2009 and 2008, respectively, are $8,452,000, $62,259,000 and $76,835,000 of premiums written through AMIC subsidiaries prior to its consolidation in 2010. Included in Ceded to Other Companies in 2010, 2009 and 2008, respectively, are $5,867,000, $45,519,000 and $57,031,000 of Premiums Earned and $3,020,000, $31,009,000 and $39,670,000 of Benefits to Policyholders for business ceded to Independence American, a subsidiary of AMIC prior to its consolidation in 2010.

Note 22.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves and liabilities of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Information by business segment for the years ended December 31, 2010, 2009 and 2008 is presented below.

	2010	2009	2008
	(In thousands)
Revenues:
Medical Stop-Loss (A)	$130,654	$133,121	$165,285
Fully Insured Health (B)	150,684	115,975	121,195
Group disability; life, annuities and DBL (C)	65,972	64,992	57,664
Individual life, annuities and other	58,641	60,638	62,941
Corporate	28,590	1,314	(2,750)
	434,541	376,040	404,335
Net realized investment gains (losses)	4,646	8,789	(12,401)
Other-than-temporary impairment losses	(3,819)	(29,991)	(38,247)

Total revenues	$435,368	$354,838	$353,687

Income (loss) from continuing operations
before income taxes:
Medical Stop-Loss (A)	$1,878	$3,709	$4,386
Fully Insured Health (B)	3,126	(7,808)	499
Group disability; life, annuities and DBL (C) (D)	6,646	7,107	7,356
Individual life, annuities and other	2,217	6,302	6,817
Corporate	23,470	(3,393)	(5,611)
	37,337	5,917	13,447
Interest expense	(1,912)	(2,817)	(3,776)
Net realized investment gains (losses)	4,646	8,789	(12,401)
Other-than-temporary impairment losses	(3,819)	(29,991)	(38,247)

Income (loss) from continuing operations
before income taxes	$36,252	$(18,102)	$(40,977)

(A)

The amount includes equity income from AMIC (prior to its acquisition) of $14,000, $786,000 and $338,000 for the years 2010, 2009 and 2008, respectively.

(B)

The amount includes equity income from AMIC (prior to its acquisition) of $244,000, $387,000 and $96,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(C)

The amount includes equity income from AMIC (prior to its acquisition) of $22,000, $116,000 and $46,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $2,382,000, $2,458,000 and $2,722,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense for the other segments is insignificant.

	2010	2009
	(In thousands)
IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss (A)	$187,639	$143,935
Fully Insured Health (B)	164,014	153,582
Group disability; life, annuities and DBL	281,495	266,640
Individual life, annuities and other	681,244	672,798
Corporate (C)	47,400	67,521
	$1,361,792	$1,304,476

(A)

The Medical Stop-Loss segment includes allocated goodwill of $5,664,000 and $4,205,000 at December 31, 2010 and 2009.

(B)

The Fully Insured Health segment includes allocated goodwill of $46,048,000 and $44,654,000 at December 31, 2010 and 2009, respectively.

(C)

At December 31, 2009, the Corporate segment includes the $19,234,000 equity investment in AMIC.

Note 23.

Dividend Restrictions on Insurance Subsidiaries and IHC

Dividends from Madison National Life are subject to the prior notification to the Commissioner of Insurance of the State of Wisconsin if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year.  In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. Madison National Life declared and paid $3,450,000 and $3,000,000, respectively, of dividends in 2010 and 2009.   No dividends were declared or paid by Madison National Life in 2008. Madison National Life's statutory capital and surplus was $174,171,000 (unaudited) and $169,301,000 as of December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, Madison National Life's statutory net income (loss) was $12,820,000 (unaudited), $21,423,000 and $(4,824,000), respectively.

The payment of dividends by Standard Security Life to its parent, Madison National Life, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. Standard Security Life declared and paid dividends to Madison National Life of $8,500,000, $7,800,000 and $4,500,000 in 2010, 2009 and 2008, respectively. Standard Security Life's statutory capital and surplus was $109,264,000 (unaudited) and $115,055,000 as of December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, Standard Security Life's statutory net income (loss) was $3,267,000 (unaudited), $8,783,000 and $(3,803,000), respectively.

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the December 31 next preceding.  Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American paid dividends of $1,500,000 in 2010. Independence American’s statutory surplus was $47,392,000 (unaudited) as of December 31, 2010 and statutory net income was $2,697,000 (unaudited) for 2010.

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $762,000 in 2010 and $771,000 in both 2009 and 2008.

Note 24.

Other Comprehensive Income (Loss)

The components of total comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, (ii) the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired, and (iii) effective April 1, 2009, the non-credit related component of other-than-temporary impairments of fixed maturities, net of tax.

The net unrealized gains and losses on investment securities included in total comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Before	Tax	Net of
	Tax	Effect	Tax
	(In thousands)
2010
Unrealized gains arising during the year	$20,762	$(6,398)	$14,364
Allocation to deferred acquisition costs	(3,042)	-	(3,042)
Reclassification of net gains included in earnings	(9,474)	3,433	(6,041)
Reclassification of losses recognized as other-than-
temporary impairments in earnings	3,819	(1,363)	2,456
Net unrealized gains on available-for-sale securities	$12,065	$(4,328)	$7,737

2009
Unrealized gains arising during the year	$95,484	$(30,006)	$65,478
Allocation to deferred acquisition costs	(11,559)	-	(11,559)
Reclassification of net gains included in earnings	(8,789)	3,144	(5,645)
Reclassification of losses recognized as other-than-
temporary impairments in earnings	793	(289)	504
Net unrealized losses on available-for-sale securities	$75,929	$(27,151)	$48,778

2008
Unrealized losses arising during the year	$(114,993)	$37,065	$(77,928)
Allocation to deferred acquisition costs	11,340	-	11,340
Reclassification of net losses included in earnings	5,999	(2,099)	3,900
Reclassification of losses recognized as other-than-
temporary impairments in earnings	38,247	(13,725)	24,522
Net unrealized losses on available-for-sale securities	$(59,407)	$21,241	$(38,166)

Included in accumulated other comprehensive income at December 31, 2010 and 2009 are after-tax adjustments of $1,132,000 and $1,542,000, respectively, related to the non-credit related component of other-than-temporary impairment losses recorded in connection with new accounting standards adopted on April 1, 2009. For the year ended December 31, 2010 the reclassification of net gains to earnings includes $410,000 of the non-credit related component of previously recorded other-than-temporary impairments on securities that were sold during the period, net of $221,000 tax.  No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption, in the second quarter of 2009, of the new accounting standards related to other-than-temporary impairments.

Note 25.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years ended December 31, 2010 and 2009 are summarized below:

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)
2010

Total revenues	$116,350	$106,431	$107,875	$104,712

Income (loss) from continuing operations	$16,377	$2,318	$5,051	$(77)
Loss from discontinued operations	(127)	(55)	(21)	(53)
(Income) from noncontrolling interests
in subsidiaries	(216)	(565)	(610)	(285)

Net income (loss) attributable to IHC	$16,034	$1,698	$4,420	$(415)

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.06	$.11	$.29	$(.02)
Loss from discontinued operations	(.01)	-	-	(.01)

Basic income (loss) per common share	$1.05	$.11	$.29	$(.03)

Diluted income (loss) per common are:
Income (loss) from continuing operations	$1.05	$.11	$.29	$(.02)
Loss from discontinued operations	(.01)	-	-	(.01)

Diluted income (loss) per share	$1.04	$.11	$.29	$(.03)

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)
2009

Total revenues	$98,795	$99,983	$92,512	$63,548

Income (loss) from continuing operations	$3,349	$1,963	$1,881	$(14,626)
Income (loss) from discontinued operations	(237)	(117)	49	606
Income (loss) from noncontrolling
interests in subsidiaries	7	13	(5)	(5)

Net income (loss) attributable to IHC	$3,119	$1,859	$1,925	$(14,025)

Basic (loss) income per common share:
Income (loss) from continuing operations	$.22	$.13	$.12	$(.95)
Income (loss) from discontinued operations	(.02)	(.01)	-	.04

Basic income (loss) per common share	$.20	$.12	$.12	$(.91)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$.22	$.13	$.12	$(.95)
Income (loss) from discontinued operations	(.02)	(.01)	-	.04

Diluted income (l0ss) per share	$.20	$.12	$.12	$(.91)

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2010

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
	(In thousands)
FIXED MATURITIES:
United States Government and
Government agencies and
authorities	$26,686	$27,192	$27,192
GSEs(1)	70,199	70,527	70,527
States, municipalities and
political subdivisions	365,578	359,490	359,490
Public utilities	6,661	6,734	6,734
All other debt securities	325,676	329,713	329,713

TOTAL FIXED MATURITIES	794,800	793,656	793,656

EQUITY SECURITIES:
Common stock	4,600	4,669	4,669
Non-redeemable preferred
stocks	41,320	43,404	43,404

TOTAL EQUITY SECURITIES	45,920	48,073	48,073

Short-term investments	53	53	53
Securities purchased under
agreements to resell	41,081	41,081	41,081
Investment partnership interests	6,364	6,364	6,364
Operating partnership interests	6,138	6,138	6,138
Policy loans	23,216	23,216	23,216
Investment in trust subsidiaries	1,146	1,146	1,146

TOTAL INVESTMENTS	$918,718	$919,727	$919,727

(1) Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

		SCHEDULE II

INDEPENDENCE HOLDING COMPANY
BALANCE SHEETS
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2010	2009
	(In thousands, except share data)

ASSETS:
Cash and cash equivalents	$601	$453
Fixed maturities, available-for-sale	771	3,521
Other investments	6,323	5,665
Investments in continuing consolidated subsidiaries	310,814	235,473
Investment in AMIC	-	11,549
Taxes receivable	13,626	12,387
Goodwill	228	1,997
Other assets	59	129

TOTAL ASSETS	$332,422	$271,174

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$4,207	$4,378
Amounts due to consolidated subsidiaries, net	23,269	18,540
Income taxes payable	5,374	4,671
Net liabilities related to discontinued operations	771	1,546
Junior subordinated debt securities	38,146	38,146
Dividends payable	381	386

TOTAL LIABILITIES	72,148	67,667

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, $1.00 par value, 20,000,000 shares authorized;
15,472,020 and 15,459,720 shares issued,
15,232,865 and 15,426,965 shares outstanding	15,472	15,460
Paid-in capital	101,003	100,447
Accumulated other comprehensive income (loss)	633	(7,104)
Treasury stock, at cost; 239,155 and 32,755 shares	(1,917)	(326)
Retained earnings	115,437	94,490

TOTAL IHC’S STOCKHOLDERS' EQUITY	230,628	202,967
NONCONTROLLING INTERESTS IN SUBSIDIARIES	29,646	540

TOTAL EQUITY	260,274	203,507

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$332,422	$271,174

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	2010	2009	2008
	(In thousands)

REVENUES:
Net investment income (expense)	$746	$1,298	$(2,194)
Net realized investment gains (losses)	62	(2)	(38)
Other-than-temporary impairment losses	-	(1,735)	-
Other income	3,142	3,357	2,986

	3,950	2,918	754

EXPENSES:
Interest expense on debt	1,589	2,269	2,993
General and administrative expenses	3,805	4,229	3,052

	5,394	6,498	6,045

Loss before tax benefit	(1,444)	(3,580)	(5,291)
Income tax benefit	(559)	(1,446)	(1,918)

Loss before equity in net income (loss) of subsidiaries	(885)	(2,134)	(3,373)
Equity in net income (loss) of subsidiaries	24,554	(5,299)	(21,205)

Income (loss) from continuing operations	23,669	(7,433)	(24,578)

Discontinued operations:
Income (loss) from discontinued operations	(256)	301	644

Net income (loss)	23,413	(7,132)	(23,934)

(Income) loss from noncontrolling interests in
subsidiaries	(1,676)	10	94

Net loss attributable to IHC	$21,737	$(7,122)	$(23,840)

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	2010	2009	2008
	(In thousands)

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income (loss)	$23,413	$(7,132)	$(23,934)
Adjustments to net income (loss):
Equity in net (income) loss of subsidiaries	(24,554)	5,299	21,205
(Income) loss from discontinued operations	256	(301)	(644)
Other	(640)	(248)	(1,940)
Changes in other assets and liabilities	368	6,223	1,091

Net change in cash from operating activities	(1,157)	3,841	(4,222)

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Decrease in investments in and advances to consolidated
subsidiaries	1,762	2,500	1,563
Purchases of fixed maturities	(2,567)	(5,007)	-
Sales of fixed maturities	5,377	1,501	-
Net distributions from other investments	(659)	(1,174)	2,358
Other	(199)	-	-

Net change in cash from investing activities	3,714	(2,180)	3,921

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1	1,401
Repurchases of common stock	(1,591)	-	(133)
Exercises of common stock options	-	-	173
Excess tax benefits from exercises of common stock options
and vesting of restricted stock	(51)	(720)	(363)
Dividends paid	(767)	(746)	(768)

Net change in cash from financing activities	(2,409)	(1,465)	310

Net change in cash and cash equivalents	148	196	9
Cash and cash equivalents, beginning of year	453	257	248

Cash and cash equivalents, end of year	$601	$453	$257

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

		FUTURE
		POLICY		OTHER			INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,	UNEARNED	POLICY-	NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	PREMIUMS	HOLDERS’	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	(3)	FUNDS	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2010
Medical Stop-Loss	$-	64,339	-	-	121,156	4,080	89,968	-	38,808	$121,156
Fully Insured Health	87	34,540	1,452	589	120,818	1,454	81,676	28	65,854	120,598
Group disability; life,
annuities and DBL	4,015	249,937	2,336	26	55,828	9,668	41,440	497	17,389	55,791
Individual life, annuities
and other	39,363	547,527	255	19,580	28,344	25,839	38,234	5,718	12,472	28,340
Corporate	-	-	-	-	-	760	-	-	5,120	-
	$43,465	896,343	4,043	20,195	326,146	41,801	251,318	6,243	139,643	$325,885

December 31, 2009
Medical Stop-Loss	$-	71,504	-	-	127,724	3,690	92,899	-	36,513	$127,724
Fully Insured Health	115	34,721	2,065	506	84,698	789	58,500	28	65,255	84,395
Group disability; life,
annuities and DBL	4,003	234,986	2,108	44	54,896	9,657	39,270	364	18,251	54,988
Individual life, annuities
and other	40,126	552,267	9,044	19,967	27,481	28,070	34,565	5,127	14,644	27,476
Corporate	-	-	-	-	-	1,314	-	-	4,707	-
	$44,244	893,478	13,217	20,517	294,799	43,520	225,234	5,519	139,370	$294,583
December 31, 2008
Medical Stop-Loss	$-	89,684	-	-	159,392	4,273	117,076	-	43,823	$159,392
Fully Insured Health	144	38,197	1,921	385	81,020	895	51,559	80	69,057	79,755
Group disability; life,
annuities and DBL	5,115	214,440	1,824	59	46,957	10,323	33,718	149	16,441	46,992
Individual life, annuities
and other	57,142	570,654	12,982	21,444	29,919	31,306	38,184	6,116	11,824	29,912
Corporate	-	-	-	-	-	(2,753)	-	-	2,861	-
	$62,401	912,975	16,727	21,888	317,288	44,044	240,537	6,345	144,006	$316,051

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

(3)

2009 and 2008 include $8,847,000 and $12,781,000, respectively, of unearned premium reserves related to the co-insurance agreement for the sale of the Company’s credit segment.  In 2010, these reserves were transferred in accordance with an assumption reinsurance agreement.

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

10.4

Independence Holding Company 1988 Stock Incentive Plan, as amended (the “1988 Plan”), Form of Stock Option Agreement pursuant to the 1988 Plan and Form of Stock Appreciation Rights Agreement pursuant to the 1988 Plan. (The 1988 Plan was filed as Exhibit A to our Definitive Proxy Statement, Commission File No. 0-10306, and is incorporated herein by reference; the First Amendment to the 1988 Plan was filed as Exhibit 10(iii)(A)(5) to the Company Annual Report on

For 10-K for the year ended December 31, 1997 and is incorporated herein by reference; the form of stock option agreement was filed as a Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference; the form of stock appreciation rights agreement was filed as Exhibit 10(iii)(A)(6) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.)

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

10.6

Amended and Restated Executive Employment Agreement, dated as of March 25, 2010, by and among Independence Holding Company, IHC Health Solutions, Inc. and Mr. Jeffrey C. Smedsrud. (Filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.)

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

10.10

Amended and Restated Executive Employment Agreement, dated as of March 25, 2010, by and among Independence Holding Company, Actuarial Management Corporation and Mr. Bernon R. Erickson, Jr. (Filed as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.)

Other Exhibits

21

Subsidiaries of Independence Holding Company, as of March 16, 2010.*

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