Form 10-Q
period 2011-03-31
INDEPENDENCE HOLDING CO
filed 2011-05-12
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011.

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 11, 2011
Common stock, $ 1.00 par value	15,833,083 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -	4
March 31, 2011 (unaudited) and December 31, 2010

Condensed Consolidated Statements of Operations -	5
Three Months Ended March 31, 2011 and 2010 (unaudited)

Condensed Consolidated Statement of Changes in Equity -	6
Three Months Ended March 31, 2011 (unaudited)

Condensed Consolidated Statements of Cash Flows -	7
Three Months Ended March 31, 2011 and 2010 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition	26
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS:
Investments:
Short-term investments	$50	$53
Securities purchased under agreements to resell	20,778	41,081
Fixed maturities, available-for-sale	786,021	793,656
Equity securities, available-for-sale	53,829	48,073
Other investments	38,023	36,864
Total investments	898,701	919,727

Cash and cash equivalents	11,438	11,426
Due from securities brokers	12,288	15,022
Deferred acquisition costs	43,577	43,465
Due and unpaid premiums	45,838	48,586
Due from reinsurers	155,220	154,243
Premium and claim funds	39,758	37,646
Notes and other receivables	17,247	16,766
Goodwill	51,713	51,713
Other assets	65,317	63,198

TOTAL ASSETS	$1,341,097	$1,361,792

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves-health	$181,345	$181,447
Insurance reserves-life and annuity	278,923	278,000
Funds on deposit	409,933	408,566
Unearned premiums	4,212	4,043
Policy claims-health	15,794	16,521
Policy claims-life	11,666	11,809
Other policyholders' funds	20,563	20,195
Due to securities brokers	8,788	32,469
Due to reinsurers	30,349	31,554
Accounts payable, accruals and other liabilities	71,122	70,497
Liabilities related to discontinued operations	-	771
Debt	7,500	7,500
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,078,341	1,101,518

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
16,072,238 and 15,472,020 shares issued;
15,833,083 and 15,232,865 shares outstanding	16,072	15,472
Paid-in capital	105,868	101,003
Accumulated other comprehensive income	552	633
Treasury stock, at cost 239,155 shares	(1,917)	(1,917)
Retained earnings	118,601	115,437

TOTAL IHC STOCKHOLDERS’ EQUITY	239,176	230,628
NONCONTROLLING INTERESTS IN SUBSIDIARIES	23,580	29,646

TOTAL EQUITY	262,756	260,274

TOTAL LIABILITIES AND EQUITY	$1,341,097	$1,361,792

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Premiums earned:
Health	$75,723	$61,842
Life and annuity	10,150	9,042
Net investment income	10,116	9,371
Fee income	7,377	7,560
Net realized investment gains (losses)	(202)	349
Other-than-temporary impairment losses	(303)	(1,626)
Equity income from AMIC	-	280
Gain on bargain purchase of AMIC	-	27,830
Other income	1,458	1,702
	104,319	116,350
EXPENSES:
Insurance benefits, claims and reserves:
Health	50,576	43,563
Life and annuity	13,673	13,265
Selling, general and administrative expenses	35,986	31,435
Amortization of deferred acquisitions costs	1,691	1,318
Interest expense on debt	457	471
	102,383	90,052

Income from continuing operations before income taxes	1,936	26,298
Income taxes (benefits)	(1,864)	9,921

Income from continuing operations	3,800	16,377

Discontinued operations:
Loss from discontinued operations	-	(127)

Net income	3,800	16,250

Less income from noncontrolling interests in subsidiaries	(616)	(216)

NET INCOME ATTRIBUTABLE TO IHC	$3,184	$16,034

Basic income (loss) per common share:
Income from continuing operations	$.21	$1.06
Loss from discontinued operations	-	(.01)
Basic income per common share	$.21	$1.05

WEIGHTED AVERAGE SHARES OUTSTANDING	15,479	15,341

Diluted income (loss) per common share
Income from continuing operations	$.21	$1.05
Loss from discontinued operations	-	(.01)
Diluted income per common share	$.21	$1.04

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,483	15,345

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2010	$15,472	$101,003	$633	$(1,917)	$115,437	$230,628	$29,646	$260,274

Net income					3,184	3,184	616	3,800
Net change in unrealized
gains (losses)			(94)			(94)	(31)	(125)
Total comprehensive
income						3,090	585	3,675

Acquire noncontrolling
interests in American
Independence Corp.	600	4,430	13			5,043	(6,043)	(1,000)
Acquire noncontrolling
interests in Wisconsin
Underwriting Associates		391				391	(391)	-
Share-based compensation
expenses and related
tax benefits		(2)				(2)	-	(2)
Distributions to noncontrolling
interests							(229)	(229)
Other capital transactions		46			(20)	26	12	38

BALANCE AT
MARCH 31, 2011	$16,072	$105,868	$552	$(1,917)	$118,601	$239,176	$23,580	$262,756

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2011	2010
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$3,800	$16,250
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on bargain purchase of AMIC	-	(27,830)
Loss from discontinued operations	-	127
Amortization of deferred acquisition costs	1,691	1,318
Net realized investment (gains) losses	202	(349)
Other-than-temporary impairment losses	303	1,626
Equity income from AMIC and other equity method investments	(542)	(379)
Depreciation and amortization	1,123	1,164
Share-based compensation expenses	138	179
Deferred tax (benefit) expense	(605)	11,894
Other	878	110
Changes in assets and liabilities:
Change in insurance liabilities	279	(13,878)
Additions to deferred acquisition costs, net	(1,722)	(1,021)
Change in net amounts due from and to reinsurers	(2,181)	9,243
Change in premium and claim funds	(2,112)	9,540
Change in current income tax liability	(1,621)	(2,464)
Change in due and unpaid premiums	2,748	6,422
Change in other assets	(1,122)	282
Change in other liabilities	1,279	(13,292)
Net change in cash from operating activities of continuing operations	2,536	(1,058)
Net change in cash from operating activities of discontinued operations	-	(408)

Net change in cash from operating activities	2,536	(1,466)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(20,947)	(25,744)
Net sales of securities under resale and repurchase agreements	20,303	21,806
Sales of equity securities	14,993	18,115
Purchases of equity securities	(19,015)	(6,530)
Sales of fixed maturities	89,904	147,571
Maturities and other repayments of fixed maturities	17,799	29,891
Purchases of fixed maturities	(103,417)	(183,739)
Additional investments in other investments, net of distributions	(617)	293
Cash acquired in acquisition of AMIC, net of cash paid	-	4,562
Cash paid in acquisitions of companies, net of cash acquired	-	(3,469)
Cash paid in acquisitions of noncontrolling interests in AMIC	(1,000)	-
Cash received in acquisition of policy blocks	-	1,194
Change in notes and other receivables	(481)	1,134
Other	(372)	(402)

Net change in cash from investing activities	(2,850)	4,682

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-
Repurchases of common stock	-	(1,254)
Excess tax expense from expirations of stock options	(117)	(8)
Proceeds of investment-type insurance contracts	803	2,955
Dividends paid	(381)	(386)
Other	21	-
Net change in cash from financing activities	326	1,307

Net change in cash and cash equivalents	12	4,523
Cash and cash equivalents, beginning of year	11,426	7,394

Cash and cash equivalents, end of period	$11,438	$11,917

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); (ii) its majority owned insurance company, Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Administrative Services, Inc., managing general underwriters ("MGUs") in which it owns a significant voting interest, IHC Health Solutions, Inc. (“IHC Health Solutions”), Actuarial Management Corporation (“AMC”), MedWatch, LLC and Hospital Bill Analysis, LLC.  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." At March 31, 2011, IHC also owns a 63.0% interest in American Independence Corp. (“AMIC”).

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 52% of IHC's outstanding common stock at March 31, 2011.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2010, the FASB issued guidance that clarifies the existing requirements for pro forma revenue and earnings disclosures, and expands the supplemental pro forma revenue and earnings disclosures, for public companies that have completed business acquisitions. The amendments in this guidance were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance, effective January 1, 2011, did not have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued guidance that amends existing goodwill impairment test standards to include a requirement that entities perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts if it is more likely than not that an impairment exists. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance, effective January 1, 2011, did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued standards requiring entities to provide the activity of Level 3 security purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, effective January 1, 2011, did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In April 2011, the FASB issued guidance that amends existing standards with regards to transfers of financial assets under repurchase and other agreements that entitle and obligate the transferor to repurchase or redeem the assets prior to maturity. Specifically, with respect to assessing effective control in such agreements, the criteria that the transferor must have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even upon the transferee's default, has been eliminated; as has the corresponding criterion calling for the transferor to have obtained cash or other sufficient collateral to purchase replacement assets from a third party, which was required to demonstrate such ability. This guidance is effective for the first interim or annual period beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

(D)       Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of March 31, 2011. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-month period ended March 31, 2011. The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

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

In January 2011, a subsidiary of IHC acquired 200,000 shares of AMIC common stock from a noncontrolling interest for $1,000,000 cash. In February and March 2011, IHC acquired an aggregate 900,325 shares of AMIC common stock from noncontrolling interests in exchange for the issuance of an aggregate 600,218 shares of IHC’s common stock in various private placements of unregistered securities under Section 4(2) of the Securities Act of 1933, as amended. Accordingly, the shares are "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. As a result of these transactions, the Company: (i) recorded a $95,000 credit to paid-in capital representing the difference between the fair  value of the consideration paid and the carrying value of the noncontrolling interest; and (ii) increased its ownership interest in AMIC to 63.0%.

Acquisition of AMIC in 2010

In March 2010, IHC acquired a controlling interest in AMIC as a result of the purchase of AMIC common stock in the open market. The principal reasons for acquiring control were: (i) the low market price of the AMIC stock; (ii) the improved financial presentation for IHC resulting from the consolidation of financial reporting; and (iii) a closer relationship that will create greater long-term value for both companies. The acquisition furthers IHC's goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. Share purchases of 27,668 shares, or $141,000, through March 5, 2010 (the "Acquisition Date"), totaling 0.33% of voting equity interest, brought the total of AMIC shares owned by the Company to more than 50% of AMIC's outstanding common stock and as a result, IHC has included AMIC’s consolidated assets and liabilities and results of operations, subsequent to the Acquisition Date, in its condensed consolidated financial results.

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

For the period from the Acquisition Date to March 31, 2010, the Company’s Condensed Consolidated Statement of Operations includes revenues and net income of $7,616,000 and $367,000, respectively, from AMIC.

The unaudited pro forma revenues and operating results, had the acquisition occurred as of the beginning of the quarter ended March 31, 2010, were $ 102,121,000 and $ (12,000), respectively. The unaudited pro forma information presented is not indicative of the results of operations in future periods, nor does it necessarily reflect the results of operations that would have resulted had the acquisition been completed as of the beginning of the applicable period. Pro forma adjustments to revenues principally reflect the elimination of intercompany fee income, the elimination of the Company’s equity income related to AMIC and the elimination of the gain resulting from the bargain purchase. Pro forma adjustments to net income principally reflect the elimination of the Company’s equity income related to AMIC and the elimination of the gain resulting from the bargain purchase.

During the period from January 1, 2010 to the Acquisition Date (the “Stub Period”), IHC recorded $280,000 of equity income from its investment in AMIC, representing IHC's proportionate share of income based on its ownership interest during that period. AMIC paid no dividends on its common stock during the Stub Period.

The following disclosures summarize the effects of certain transactions between IHC and its subsidiaries with AMIC during the Stub Period. Subsequent to the Acquisition Date, the effects of these transactions are eliminated in consolidation. IHC and its subsidiaries recorded income of $208,000 from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $5,867,000. Benefits to policyholders on business ceded to AMIC were $3,020,000. Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $8,452,000 and net commission expense of $326,000 for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Note 3.

Income Per Common Share

For the three months ended March 31, 2011 and 2010, income per share calculations, based on income from continuing operations attributable to the common shareholders of IHC, are shown below (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Income from continuing operations	$3,800	$16,377

Less income from noncontrolling interests
in subsidiaries	(616)	(216)

Income from continuing operations
attributable to IHC shareholders, net of tax	3,184	16,161

Loss from discontinued operations, net of tax	-	(127)

Net income attributable to IHC shareholders	$3,184	$16,034

Included in the diluted income per share calculations for both the three months ended March 31, 2011 and 2010 are 4,000 incremental shares, from the assumed exercise of dilutive stock options and the assumed vesting of dilutive restricted stock, computed using the treasury stock method.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	March 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$264,192	$2,989	$(3,893)	$263,288
CMOs- residential (1)	39,528	7,164	(2,745)	43,947
CMOs - commercial	1,447	-	(697)	750
U.S. Government obligations	13,699	306	(2)	14,003
Agency MBS - residential (2)	9,567	187	(8)	9,746
GSEs (3)	71,772	395	(432)	71,735
States and political subdivisions	387,663	1,675	(6,786)	382,552

Total fixed maturities	$787,868	$12,716	$(14,563)	$786,021

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$7,328	$400	$(102)	$7,626
Preferred stock - perpetuals	34,117	1,047	(271)	34,893
Preferred stock - with maturities	9,790	1,520	-	11,310

Total equity securities	$51,235	$2,967	$(373)	$53,829

	December 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$272,061	$3,595	$(3,661)	$271,995
CMOs - residential (1)	58,829	6,662	(1,847)	63,644
CMOs - commercial	1,447	-	(639)	808
U.S. Government obligations	16,617	351	-	16,968
Agency MBS - residential (2)	10,069	206	(51)	10,224
GSEs (3)	70,199	510	(182)	70,527
States and political subdivisions	365,578	2,070	(8,158)	359,490

Total fixed maturities	$794,800	$13,394	$(14,538)	$793,656

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,600	$167	$(98)	$4,669
Preferred stock - perpetuals	31,530	1,065	(315)	32,280
Preferred stock - with maturities	9,790	1,334	-	11,124

Total equity securities	$45,920	$2,566	$(413)	$48,073

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

Unrealized gains (losses) on certain preferred stocks with maturities at March 31, 2011 and December 31, 2010 include $1,763,000 related to the non-credit related component of other-than-temporary impairment losses recorded in accumulated other comprehensive income in prior periods.

The amortized cost and fair value of fixed maturities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$35,405	$35,728	4.6%
Due after one year through five years	163,529	163,506	20.8%
Due after five years through ten years	127,445	126,669	16.1%
Due after ten years	344,927	339,789	43.2%
	671,306	665,692	84.7%
CMO and MBS
15 year	56,639	60,577	7.7%
20 year	7,549	7,515	1.0%
30 year	52,374	52,237	6.6%

	$787,868	$786,021	100.0%

The following tables summarize, for all securities in an unrealized loss position at March 31, 2011 and December 31, 2010, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$127,571	$3,679	$12,222	$214	$139,793	$3,893
CMOs - residential	11,967	1,390	7,489	1,355	19,456	2,745
CMO's - commercial	-	-	750	697	750	697
U.S. Government obligations	2,230	2	-	-	2,230	2
Agency MBS residential	5,003	8	-	-	5,003	8
GSEs	54,240	425	1,194	7	55,434	432
States and political
subdivisions	239,125	5,817	29,316	969	268,441	6,786
Total fixed maturities	440,136	11,321	50,971	3,242	491,107	14,563
Common stocks	1,161	102	-	-	1,161	102
Preferred stocks-perpetual	9,212	256	980	15	10,192	271
Total temporarily
impaired securities	$450,509	$11,679	$51,951	$3,257	$502,460	$14,936

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$103,247	$3,404	$12,253	$257	$115,500	$3,661
CMOs - residential	12,494	476	16,979	1,371	29,473	1,847
CMOs - commercial	-	-	808	639	808	639
Agency MBS (2) residential	5,085	51	-	-	5,085	51
GSEs	32,481	170	1,389	12	33,870	182
States and political
subdivisions	195,589	5,292	37,655	2,866	233,244	8,158
Total fixed maturities	348,896	9,393	69,084	5,145	417,980	14,538
Common stocks	999	98	-	-	999	98
Preferred stocks-perpetual	14,845	315	-	-	14,845	315
Total temporarily
impaired securities	$364,740	$9,806	$69,084	$5,145	$433,824	$14,951

At March 31, 2011 and December 31, 2010, a total of 145 and 117 fixed maturities, respectively, and 12 and 13 equity securities, respectively, were in a continuous unrealized loss position for less than 12 months. At March 31, 2011 and December 31, 2010 a total of 23 and 27 fixed maturities, respectively, and 1 and nil equity securities, respectively, had continuous unrealized losses for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities at March 31, 2011 and December 31, 2010 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011

At March 31, 2011, the Company had $25,054,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 47.5% were in CMOs that originated in 2005 or earlier and 52.5% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributed to general disruptions in the credit market subsequent to purchase. The Company’s mortgage security portfolio has no exposure to sub-prime mortgages.

Other-Than-Temporary Impairment Evaluations

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. The factors considered by management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statement of Operations.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statement of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Condensed Consolidated Balance Sheet. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statement of Operations. For the purpose of other-than-temporary impairment evaluations, preferred stocks with maturities are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income in the Condensed Consolidated Balance Sheet.

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Other-than-temporary impairments:
Fixed maturities	$303	$1,626

For the three months ended March 31, 2011, other-than-temporary impairments on fixed maturities of $303,000 consist of credit losses recorded as a result of expected cash flows of a debt security less than the debt security’s amortized cost. For the three months ended March 31, 2010, other-than-temporary impairments on fixed maturities of $ 1,626,000 consist of $894,000 recorded as a result of expected cash flows of certain debt securities less than the securities’ amortized cost and $732,000 recorded as a result of the company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.  No losses for other-than-temporary impairments were recognized in other comprehensive income for the three months ended March 31, 2011 or 2010.

At March 31, 2011 and December 31, 2010, cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income was $1,763,000.

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

Note 5.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net realized investment gains (losses):
Fixed maturities	$(1,495)	$159
Common stocks	(45)	87
Preferred stocks	1,338	41
Total available-for-sale securities	(202)	287
Other	-	62

Net realized investment gains (losses)	$(202)	$349

For the three months ended March 31, 2011, the Company realized gross gains of $3,532,000 and realized gross losses of $3,734,000 on sales of available-for-sale securities. For the three months ended March 31, 2010, the Company realized gross gains of $1,736,000 and realized gross losses of $1,449,000 on sales of available-for-sale securities.

Note 6.

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

  The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at March 31, 2011 and December 31, 2010, respectively (in thousands):

March 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$263,288	$-	$263,288
CMOs - residential	-	16,180	27,767	43,947
CMOs - commercial	-	-	750	750
US Government obligations	-	14,003	-	14,003
Agency MBS - residential	-	9,746	-	9,746
GSEs	-	71,735	-	71,735
States and political subdivisions	-	382,552	-	382,552
Total fixed maturities	-	757,504	28,517	786,021

Equity securities available-for-sale:
Common stocks	7,626	-	-	7,626
Preferred stocks - perpetual	34,893	-	-	34,893
Preferred stocks - with maturities	11,310	-	-	11,310
Total equity securities	53,829	-	-	53,829

Total	$53,829	$757,504	$28,517	$839,850

December 31, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$271,995	$-	$271,995
CMOs - residential	-	26,187	37,457	63,644
CMOs - commercial	-	-	808	808
US Government obligations	-	16,968	-	16,968
Agency MBS - residential	-	10,224	-	10,224
GSEs	-	70,527	-	70,527
States and political subdivisions	-	359,490	-	359,490
Total fixed maturities	-	755,391	38,265	793,656

Equity securities available-for-sale:
Common stocks	4,669	-	-	4,669
Preferred stocks - perpetual	32,280	-	-	32,280
Preferred stocks - with maturities	11,124	-	-	11,124
Total equity securities	48,073	-	-	48,073

Total	$48,073	$755,391	$38,265	$841,729

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. At March 31, 2011, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category at March 31, 2011. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in 2011. The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2010 are summarized as follows (in thousands):

	March 31, 2011
	CMOs
	Residential	Commercial	Total

Beginning balance	$37,457	$808	$38,265

Gains(losses) included in earnings:
Net realized investment losses	(364)	-	(364)
Other-than-temporary impairments	(303)	-	(303)

Net unrealized gains (losses) included in
accumulated other comprehensive loss	428	(58)	370
Sales of securities	(8,075)	-	(8,075)
Repayments and amortization of fixed maturities	(1,376)	-	(1,376)

Balance at end of period	$27,767	$750	$28,517

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$23,301	$28,402	$23,216	$28,298

FINANCIAL
LIABILITIES:
Funds on deposit	$409,933	$412,441	$408,566	$411,036
Debt and junior
subordinated debt
securities	45,646	45,646	45,646	45,646

Note 7.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first quarter of 2011 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2010	$51,713	$12,081	$7,997	$20,078

Capitalized software development	-	50	-	50
Amortization expense	-	(579)	-	(579)

Balance at March 31, 2011	$51,713	$11,552	$7,997	$19,549

Note 8.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans. AMIC disclosures reflect activity subsequent to the Acquisition Date.

A)  IHC Share-Based Compensation Plans

Total share-based compensation was $122,000 and $179,000 for the three months ended March 31, 2011 and 2010, respectively. Related tax benefits of $49,000 and $71,000 were recognized for the three months ended March 31, 2011 and 2010, respectively.

Under the terms of IHC’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. At March 31, 2011, there were 693,365 shares available for future stock-based compensation grants under IHC’s stock incentive plans.

Stock Options

The Company’s stock option activity for the three months ended March 31, 2011 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2010	756,480	$11.68
Expired	(46,750)	22.55
March 31, 2011	709,730	10.96

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2011:

	Outstanding	Exercisable

Number of options	709,730	401,862
Weighted average exercise price per share	$10.96	$11.70
Aggregate intrinsic value for all options	$-	$-
Weighted average contractual term remaining	3.0 years	2.5 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the three months ended March 31, 2011. The weighted average grant-date fair-value of options granted during the three months ended 2010 was $1.57 per share. The assumptions set forth in the table below were used to value the stock options granted during the three-month period ended March 31, 2010:

2010
Weighted-average risk-free interest rate	2.3%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	45.0%
Weighted-average expected term of options	4.5 years

Compensation expense of $110,000 and $119,000 was recognized in the three months ended March 31, 2011 and 2010, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months ended March 31, 2011 or 2010.

As of March 31, 2011, the total unrecognized compensation expense related to non-vested stock options was $424,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.8 years.

Restricted Stock

Restricted stock expense was $5,000 and $12,000, respectively, for the three months ended March 31, 2011 and 2010, respectively. No shares of restricted stock were issued by the Company, or vested, during the first three months of 2011 or 2010.

As of March 31, 2011, the total unrecognized compensation expense related to non-vested restricted stock awards was $20,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.5 years.

SARs and Share-Based Performance Awards

The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. No SARs were exercised during the three months ended March 31, 2011 or 2010. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010 are liabilities of $94,000 and $79,000, respectively, pertaining to SARs. Other outstanding awards include share-based performance awards. Compensation costs for these awards are recognized and accrued as performance conditions are met, based on the current share price. For the three months ended March 31, 2011 and 2010, IHC recorded $(9,000) and $21,000, respectively, of compensation costs for these awards.

There were no payments related to these awards made in 2011. The intrinsic value of share-based performance awards paid during the three months ended March 31, 2010 was $51,000.

B)

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $16,000 and $7,000 for the three months ended March 31, 2011 and the period between the Acquisition Date and March 31, 2010, respectively.  Related tax benefits of $5,000 and $3,000 were recognized for the three months ended March 31, 2011 and the period between the Acquisition Date and March 31, 2010, respectively.

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

Stock Options

The following table summarizes information regarding AMIC’s outstanding and exercisable options for the three months ended March 31, 2011:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2010	359,234	$9.95
Expired	(31,668)	4.50
Exercised	(4,722)	4.50
March 31, 2011	322,844	10.56

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of December 31, 2010:

	Outstanding	Exercisable

Number of options	322,844	309,510
Weighted average exercise price per share	$10.56	$10.81
Aggregate intrinsic value for all options	$9,817	$6,817
Weighted average contractual term remaining	3.44 years	3.21 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the three months ended March 31, 2011 or during the period between the Acquisition Date and March 31, 2010.

Compensation expense of $12,000 and $5,000 was recognized for the three months ended March 31, 2011 and the period between the Acquisition Date and March 31, 2010, respectively, for the portion of the grant-date fair value of AMIC’s stock options vesting during the period.

AMIC received cash proceeds of $21,000 upon the exercise of 4,722 options with an intrinsic value of $2,000 during the three months ended March 31, 2011. No options were exercised during the period between the Acquisition Date and March 31, 2010.

As of March 31, 2010, the total unrecognized compensation expense related to AMIC’s non-vested options was $39,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  There were no restricted shares issued or vested under AMIC’s plan during the three months ended March 31, 2011 or during the period between the Acquisition Date and March 31, 2010. Restricted stock expense was $4,000 and $2,000 for the period between the Acquisition Date and March 31, 2010, respectively.

As of March 31, 2011, there was approximately $4,000 of total unrecognized compensation expense related to AMIC’s non-vested restricted stock which will be recognized over the remaining requisite service periods.

Note 9.

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

The deferred income tax benefit for the three months ended March 31, 2011 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $57,000, representing the decrease in the related deferred tax liability from $360,000 at December 31, 2010 to $303,000 at March 31, 2011.

Included in the $1,900,000 benefit for income taxes recorded for the three months ended March 31, 2011 is a deferred income tax benefit of $2,319,000 associated with IHC’s investment in AMIC. As the result of management’s intention to adopt tax planning strategies to recover IHC’s investment in AMIC in a tax-free manner, the cumulative Federal and State deferred income tax liabilities established as of December 31, 2010 for temporary differences between IHC’s book value and tax basis in AMIC became permanent. Accordingly, IHC released its previously recorded deferred income tax liabilities and will not record deferred income taxes in the first quarter of 2011 and future periods for any earnings or stockholders’ equity adjustments relating to IHC’s investment in AMIC.

At March 31, 2011, AMIC, had net operating loss carryforwards of approximately $272,600,000 for federal income tax purposes which expire between 2019 and 2029. The federal deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheet at March 31, 2011 was $9,786,000, net of a valuation allowance of $86,087,000. AMIC continues to file its own separate income tax return and is not included in the consolidated tax return of IHC.

Note 10.

Supplemental Disclosures of Cash Flow Information

Tax payments, net of tax refunds, were $157,000 and $210,000 during the three months ended March 31, 2011 and 2010.

Cash payments for interest were $464,000 and $471,000 during the three months ended March 31, 2011 and 2010, respectively.

Note 11.

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

The comprehensive income for the three months ended March 31, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income	$3,800	$16,250
Unrealized gains arising
during the period, net of income taxes	(125)	4,424

Comprehensive income	3,675	20,674
Less comprehensive income attributable to
noncontrolling interests	(585)	(216)

Comprehensive income attributable to IHC	$3,090	$20,458

Included in accumulated other comprehensive income at March 31, 2011 and December 31, 2010 are after-tax adjustments of $1,132,000 related to the non-credit related component of other-than-temporary impairment losses recorded in prior years. No losses for other-than-temporary impairments of fixed maturities were recognized in other comprehensive income during the three months ended March 31, 2011.

Note 12.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months ended March 31, 2011 and 2010 is presented below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Medical Stop-Loss (A)	$30,635	$27,900
Fully Insured Health (B)	43,239	30,874
Group disability, life, annuities and DBL (C)	15,257	17,158
Individual life, annuities and other	15,143	14,095
Corporate	550	27,600
	104,824	117,627
Net realized investment gains	(202)	349
Other-than-temporary impairment losses	(303)	(1,626)
	$104,319	$116,350
Income from continuing operations
before income taxes:
Medical Stop-Loss (A)	$(27)	$593
Fully Insured Health(B) (D)	3,363	1,154
Group disability, life, annuities and DBL (C)	(184)	(515)
Individual life, annuities and other	14	133
Corporate	(268)	26,681
	2,898	28,046
Net realized investment gains	(202)	349
Other-than-temporary impairment losses	(303)	(1,626)
Interest expense	(457)	(471)
	$1,936	$26,298

(A)

The amount includes equity income from AMIC (prior to its acquisition) of $14,000 for the three months ended March 31, 2010.

(B)

The amount includes equity income from AMIC (prior to its acquisition) of $244,000 for the three months ended March 31, 2010.

(C)

The amount includes equity income from AMIC (prior to its acquisition) of $22,000 for the three months ended March 31, 2010.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of acquisition accounting for the recent acquisitions. Total amortization expense was $607,000 and $491,000 for the three months ended March 31, 2011 and 2010, respectively. Amortization expense for the other segments is insignificant.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); (ii) its majority owned insurance company, Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Administrative Services, Inc., managing general underwriters ("MGUs") in which it owns a significant voting interest, IHC Health Solutions, Inc. (“IHC Health Solutions”), Actuarial Management Corporation (“AMC”), MedWatch, LLC and Hospital Bill Analysis, LLC.  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." At March 31, 2011, IHC also owns a 63.0% interest in American Independence Corp. (“AMIC”).

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

The following is a summary of key performance information and events:

On March 5, 2010, IHC acquired a controlling interest in AMIC. Upon achieving control, AMIC’s income and expense amounts became consolidated with IHC’s results. Accordingly, the individual line items on the Condensed Consolidated Statement of Operations for 2010 include approximately one month of operations of AMIC.

The results of operations for the three months ended March 31, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Revenues	$104,319	$116,350
Expenses	102,383	90,052

Income from continuing operations
before income taxes	1,936	26,298
Income taxes (benefits)	(1,864)	9,921

Income from continuing operations	3,800	16,377

Discontinued operations:
Loss from discontinued operations	-	(127)

Net income	3,800	16,250

Less income from noncontrolling interests
in subsidiaries	(616)	(216)

Net income attributable to IHC	$3,184	$16,034

o

Income from continuing operations of $.21 per share, diluted, for the three months ended March 31, 2011, compared to $1.04 per share, diluted, for the three months ended March 31, 2010.  Net income for 2010 includes a $16.7 million after-tax gain on the bargain purchase of AMIC;

o

Consolidated investment yields (on an annualized basis) of 4.4% for the three months ended March 31, 2011 compared to 4.1% for the comparable period in 2010;

o

Released $2.3 million of deferred income taxes relative to its investment in AMIC based on the Company’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner;

o

Increased ownership interest in AMIC to 63.0%; and

o

Book value of $15.11 per common share, a decrease of $.03 per common share from December 31, 2010. The decrease is primarily a result of the issuance of 600,218 shares of common stock during the period, offset by current period net income and the acquisition of noncontrolling interests in AMIC.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported break-even results for the first quarter of 2011 compared to income before taxes of $.6 million for the three months ended March 31, 2010. The decrease is primarily due to increased loss ratios in 2011;

o

Premiums earned increased $2.0 million for the three months ended March 31, 2011 when compared to the same period in 2010.  Premiums in first quarter 2011 include three months of earned premiums from AMIC of $9.2 million compared to one month of earned premiums from AMIC of $3.2 million in 2010. Excluding these amounts, earned premiums decreased $4.0 million. The decrease in premiums earned is due to the cancellation of certain non-owned managing general underwriters in 2010.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Premiums Earned	$27,895	$25,849
Insurance Benefits, Claims & Reserves	20,894	18,816
Profit Commission Expense	796	482
Expenses	7,455	6,294

Loss Ratio(A)	74.9%	72.8%
Profit Commission Expense Ratio (B)	2.9%	1.9%
Expense Ratio (C)	26.7%	24.3%
Combined Ratio (D)	104.5%	99.0%

o

Combined ratios for the three months ended March 31, 2011 and 2010 include reported combined stop-loss ratios from AMIC of 100.7% and 103.2%, respectively, as adjusted for purchase accounting.

o

The profit commission expense ratio for the three months ended March 31, 2011 and 2010 include reported profit commission expense ratios from AMIC of 4.9% and (1.8%), respectively, as adjusted for purchase accounting.

o

The underwriting expense ratio for the three months ended March 31, 2011 and 2010 include reported expense ratios from AMIC of 26.4% and 27.0%, respectively, as adjusted for purchase accounting.

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Profit commission expense ratio represents profit commissions divided by premiums earned.

(C)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(D)

The combined ratio is equal to the sum of the loss ratio, profit commission expense ratio and the expense ratio.

•

The Fully Insured Health segment reported $3.4 million of income before taxes for the three months ended March 31, 2011 as compared to $1.2 million for the comparable period in 2010.

o

Fee and other income decreased $.4 million for the three months ended March 31, 2011 as compared to the same period in 2010.

o

Premiums earned increased $12.8 million for the three months ended March 31, 2011 over the comparable 2010 period. Premiums in first quarter 2011 include three months of earned premiums from AMIC of $7.8 million compared to one month of earned premiums from AMIC of $2.7 million in 2010. Excluding these amounts, earned premiums increased $7.7 million primarily due to increased retentions in certain lines of this business.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment for the three months ended March 31, 2011  and 2010 is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Premiums Earned	$36,795	$23,967
Insurance Benefits, Claims & Reserves	21,544	15,126
Profit Commission Expense	31	251
Expenses	11,526	7,039

Loss Ratio	58.6%	63.1%
Profit Commission Expense Ratio	.1%	1.0%
Expense Ratio	31.3%	29.4%
Combined Ratio	90.0%	93.5%

o

The decrease in the loss ratio was primarily attributable to improved underwriting results on major medical business for groups and individuals, magnified by the increase in retention in this line, in the first quarter of 2011.

o

The underwriting expense ratio increased for the three months ended March 31, 2011, primarily as a result of an increase in general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as a result of better loss ratios in the group term life and LTD lines partially offset by a decrease in the DBL line due to reduced volume and lower rates;

•

Minimal change in income before taxes from the Individual life, annuities and other segment for the three months ended March 31, 2011 compared to the same period in 2010;

•

Income before taxes from the Corporate segment decreased $27.0 million for the three months ended March 31, 2011, primarily due to the inclusion, in 2010, of a $27.8 million pre-tax gain as a result of the March 2011 acquired controlling interest in AMIC;

•

Net realized investment losses were $.2 million for the three months ended March 31, 2011 compared to net realized investment gains of $.3 million for the three months ended March 31, 2010. Other-than-temporary impairment losses for the three months ended March 31, 2011 and 2010 were $.3 million and $1.6 million, respectively; and

•

Premiums by principal product for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,

Gross Direct and Assumed
Earned Premiums:	2011	2010

Medical Stop-Loss	$35,175	$39,000
Fully Insured Health	51,922	49,334
Group disability, life, annuities and DBL	24,359	26,755
Individual, life, annuities and other	8,714	7,924

	$120,170	$123,013

	Three Months Ended
	March 31,

Net Premiums Earned:	2011	2010

Medical Stop-Loss	$27,895	$25,849
Fully Insured Health	36,795	23,967
Group disability, life, annuities and DBL	13,068	14,324
Individual, life, annuities and other	8,115	6,744

	$85,873	$70,884

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  During the three months ended March 31, 2011, there were no additions to or changes in the critical accounting policies disclosed in the 2010 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Information by business segment for the three months ended March 31, 2011 and 2010 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
March 31, 2011	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$27,895	1,290	-	1,450	20,894	-	9,768	$(27)
Fully Insured Health	36,795	353	-	6,091	21,544	7	18,325	3,363
Group disability,
life, annuities
and DBL	13,068	2,143	-	46	11,386	131	3,924	(184)
Individual life,
annuities and other	8,115	5,780	-	1,248	10,425	1,553	3,151	14
Corporate	-	550	-	-	-	-	818	(268)
Sub total	$85,873	$10,116	$-	$8,835	$64,249	$1,691	$35,986	2,898

Net realized investment losses								(202)
Other-than-temporary impairment losses								(303)
Interest expense on debt								(457)
Income from continuing operations before income taxes								1,936
Income tax benefits								(1,864)
Income from continuing operations								$3,800

				Gain on
				Bargain
			Equity	Purchase,	Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
March 31, 2010	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$25,849	713	14	1,324	18,816	-	8,491	$593
Fully Insured Health	23,967	204	244	6,459	15,126	7	14,587	1,154
Group disability,
life, annuities
and DBL	14,324	2,389	22	423	13,274	123	4,276	(515)
Individual life,
annuities and
other	6,744	6,295	-	1,056	9,612	1,188	3,162	133
Corporate	-	(230)	-	27,830	-	-	919	26,681
Sub total	$70,884	$9,371	$280	$37,092	$56,828	$1,318	$31,435	28,046

Net realized investment gains								349
Other-than-temporary impairment losses								(1,626)
Interest expense on debt								(471)
Income from continuing operations before income taxes								26,298
Income taxes								9,921
Income from continuing operations								$16,377

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

Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Condensed Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results.  Accordingly, the individual line items on the Condensed Consolidated Statement of Operations for 2010 reflect approximately one month of the operations of AMIC.

 Premiums Earned

Premiums in first quarter 2011 include three months of earned premiums from AMIC of $17.8 million compared to one month of earned premiums from AMIC of $6.1 million in 2010. Excluding these amounts, earned premiums increased $3.3 million. The increase is primarily due to: (i) the Fully Insured Health segment which had a $7.7 million increase in premiums in the first quarter of 2011 primarily as a result of increased retentions in the major medical business for groups and individuals, short term medical and limited medical lines of business partially offset by a decrease in the student accident line as a result of the cancellation of a producer of this product; (ii) an increase of $1.4 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the ceding and commutation of certain ordinary life and annuity business during 2010; partially offset by (iii) a $4.0 million decrease in the Medical Stop-Loss segment primarily due to the cancellation of non-owned managing general underwriters in 2010; and (iv) a $1.8 million decrease in the Group disability, life, annuities and DBL segment primarily due to the point of service line which has been discontinued.

Net Investment Income

Total net investment income increased $.7 million.  The overall annualized investment yields were 4.4% and 4.1% (approximately 4.6% and 4.4%, on a tax advantaged basis) in the first quarter of 2011 and 2010, respectively. The overall increase was primarily a result of increased partnership income offset, in part, by a decrease in investment income on bonds, equities and short-term investments due to lower yields and the shorter duration of our portfolio.  The annualized investment yields on bonds, equities and short-term investments were 4.0% and 4.5% in the first quarter of 2011 and 2010, respectively. IHC has approximately $131.6 million in highly rated shorter duration securities earning on average 1.6%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment losses of $.2 million in 2011 compared to $.3 million of net realized gains in 2010. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

For the three months ended March 31, 2011 and 2010, the Company recorded $.3 million and $1.6 million, respectively, of other-than-temporary impairment losses, pre-tax. Other-than-temporary impairment losses in 2011 consist of $.3 million of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost. In 2010, other-than-temporary impairment losses consist of $.9 million of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost and $.7 million resulting from the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.

Fee Income and Other Income

Fee income decreased $.2 million to $7.4 million in the three months ended March 31, 2011 from $7.6 million in the three months ended March 31, 2010.

Total other income decreased $.2 million in the three months ended March 31, 2011 to $1.5 million from $1.7 million in the three months ended March 31, 2010.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves in the first quarter 2011 includes three months of benefits, claims and reserves from AMIC of $11.0 million compared to one month of benefits, claims and reserves from AMIC of $4.1 million in 2010. Excluding these amounts, benefits, claims and reserves increased $.5 million. The increase is primarily attributable to: (i) an increase of $3.7 million in the Fully Insured Health segment, principally due to the increase in premiums on the major medical business for groups and individuals, short term medical and limited medical lines of business partially offset by a decrease in the student accident line as a result of a lower volume of business; (ii) a $.8 million increase in the Individual life, annuity and other segment primarily resulting from an increase in individual annuity contracts in 2011 and an increase in ordinary life and annuities; partially offset by (iii)  a decrease of $1.8 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; and (iv) a $2.2 million decrease in the Group disability, life, annuities and DBL segment largely as a result of higher claims on the LTD and GTL lines of business and a decrease in the point of service line which has been discontinued.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs increased $.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in first quarter 2011 include three months of expenses from AMIC of $7.3 million compared to one month of expenses from AMIC of $2.9 million in 2010. Excluding these amounts, selling, general and administrative expenses increased $.2 million. The decrease is primarily due to: (i) a $1.2 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; partially offset by (ii) a $1.6 million increase in the Fully Insured Health segment largely due to an increased volume of business in the major medical business for groups and individuals, short term medical and limited medical lines of business in 2011; and (iii) a net decrease of $.2 million in the selling, general and administrative expenses of all other lines of business.

Income Taxes

In 2011, IHC eliminated $2.3 million of previously recorded deferred income taxes due to management’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner.  Excluding this transaction, the effective tax rate for the three months ended March 31, 2011 was 23.5% compared to 37.7% in 2010. Under the above assumptions, IHC did not record deferred taxes in the first quarter of 2011 relative to its share of earnings from its investment in AMIC, as it had in prior years, resulting in the lower effective tax rate in the current year.

 LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group in the three months ended March 31, 2011 or 2010.

Cash Flows

The Company had $11.4 million of cash and cash equivalents as of March 31, 2011 and December 31, 2010.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2011 was $2.5 million.

Net cash used by investing activities for the three months ended March 31, 2011 was $2.8 million of which $1.0 million was used to acquire additional shares of AMIC.

The Company has $460.3 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2011, cash received from the maturities and other repayments of fixed maturities was $17.8 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $124.9 million at March 31, 2011. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2011.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	March 31,	December 31,
	2011	2010

Medical Stop-Loss	$62,874	$64,338
Fully Insured Health	31,308	34,540
Group Disability	94,238	90,633
Individual A&H and Other	8,719	8,457

	$197,139	$197,968

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

The $8.6 million increase in IHC’s stockholders' equity in the first three months of 2011 is primarily due to $3.2 million of net income and the acquisition of $5.0 million of noncontrolling interests in AMIC.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $14.9 million at March 31, 2011, approximately 96.6% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2011, approximately 3.4% (or 26.6 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The increase in non-investment grade securities is primarily due to the downgrades in credit ratings of certain Alt-A mortgage securities The Company does not have any non-performing fixed maturities at March 31, 2011.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months ended March 31, 2011, the Company recorded $.3 million of losses for other-than-temporary impairments. The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2011. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2011 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$1,191	$-	$146	$697	$2,034

Net unrealized gains were $.6 million at March 31, 2011 and December 31, 2010. In 2011, the Company experienced a decrease in net unrealized gains on available-for-sale securities of $.2 million which was offset by $.1 million of deferred taxes and $.1 million of deferred policy acquisition costs. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2011, is not materially different from that reported in the schedule of such obligations at December 31, 2010 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

The Company remained highly liquid in 2011 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $131.6 million in highly rated shorter maturity securities earning on average 1.6%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

At March 31, 2011, IHC owned approximately 63.0% of the outstanding common stock of AMIC. It is the Company’s intention to acquire additional shares of AMIC stock in the market and/or in private transactions in order to increase its investment to 80%.

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

•

As of May 1, 2011, we have consolidated our owned MGUs into one functional unit that we have branded as IHC Risk Solutions (“IHCRS”).  This consolidation significantly enhances our operational efficiencies, allows us to be more focused on our underwriting results and combine the regional knowledge of our owned MGUs in order to deliver medical stop-loss on a direct basis.   Medical stop-business written in 2011 will be quite profitable due to: (i) the underwriting and sales discipline resulting from the consolidation of IHCRS; (ii) the 20% average rate increases achieved by IHCRS on January renewal business; (iii) reduction in run-out from poorly performing non-owned programs that have been cancelled; and (iv) a hardening of the market.  In addition we will retain more risk on our business as a result of our increased capital base, which will increase our net retained premiums and our future profits starting next year.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2011 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2010 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placements

In the first quarter of 2011, IHC acquired an aggregate 900,325 shares of AMIC common stock from noncontrolling interests in exchange for the issuance of 600,218 shares of common stock as private placements of unregistered securities under section 4(2) of the Securities Act. Accordingly, the shares will be “restricted securities”, subject to legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. Information pertaining to the Company’s common stock is provided in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31,2010.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. As of March 31, 2011, 293,600 shares were still authorized to be repurchased under the plan. There were no share repurchases during the first quarter of 2011.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

On May 11, 2011, IHC entered into an officer employment agreement with Mr. Roy T.K. Thung, IHC’s Chief Executive Officer, President and Chairman of the Board of Directors (see Exhibit 10.1).  Under this employment agreement, if Mr. Thung’s employment by IHC or its affiliate were to cease under certain circumstances, Mr. Thung would be entitled to receive a lump-sum severance amount equal to the average annual aggregate total compensation received by Mr. Thung during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months and (ii) a number of months equal to the aggregate number of years of service of Mr. Thung to IHC and its affiliates.  The circumstances under which such severance would be paid are: (i) Mr. Thung’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (i.e., Mr. Thung’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage IHC or its reputation); (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (i.e., in connection with IHC’s  material breach of its obligations under the employment agreement; (iii) upon Mr. Thung’s death or permanent disability; (iv) upon IHC’s non-renewal of the employment agreement; or (v) upon a change in control of IHC or its ultimate parent.   In addition, under the agreement, Mr. Thung is entitled to an incentive payment upon the disposition of a strategic asset of IHC equal to 3% of the amount above which the consideration received by IHC for such disposition exceeds the book value of such asset as of March 31, 2011.  Similarly, any termination of the agreement other than for “cause” triggers an incentive payment to Mr. Thung in respect such appreciation in book value of IHC overall. The initial term of Mr. Thung’s employment agreement is through December 31, 2014, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ notice of non-renewal is given by IHC.

ITEM 6.

EXHIBITS

10.1

Officer Employment Agreement, by and between Independence Holding Company and Mr. Roy T.K. Thung, dated as of May 11, 2011.

31.1

Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By:

/s/Roy T. K. Thung

Date:

May 12, 2011

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

May 12, 2011

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer