Form 10-Q
period 2011-06-30
INDEPENDENCE HOLDING CO
filed 2011-08-11
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011.

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at August 5, 2011
Common stock, $ 1.00 par value	15,833,215 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -	4
June 30, 2011 (unaudited) and December 31, 2010

Condensed Consolidated Statements of Operations -	5
Three Months and Six Months Ended June 30, 2011 and 2010 (unaudited)

Condensed Consolidated Statement of Changes in Equity -	6
Six Months Ended June 30, 2011 (unaudited)

Condensed Consolidated Statements of Cash Flows -	7
Six Months Ended June 30, 2011 and 2010 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition	29
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Removed and Reserved	45

Item 5. Other Information	46

Item 6. Exhibits	46

Signatures	46

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$53
Securities purchased under agreements to resell	13,980	41,081
Fixed maturities, available-for-sale	817,257	793,656
Equity securities, available-for-sale	54,142	48,073
Other investments	37,731	36,864
Total investments	923,160	919,727

Cash and cash equivalents	11,309	11,426
Due from securities brokers	17,421	15,022
Deferred acquisition costs	42,466	43,465
Due and unpaid premiums	43,095	48,586
Due from reinsurers	156,067	154,243
Premium and claim funds	37,102	37,646
Notes and other receivables	17,494	16,766
Goodwill	51,713	51,713
Other assets	57,592	63,198

TOTAL ASSETS	$1,357,419	$1,361,792

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves-health	$182,064	$181,447
Insurance reserves-life and annuity	278,673	278,000
Funds on deposit	413,685	408,566
Unearned premiums	3,310	4,043
Policy claims-health	15,458	16,521
Policy claims-life	11,443	11,809
Other policyholders' funds	20,756	20,195
Due to securities brokers	18,338	32,469
Due to reinsurers	30,349	31,554
Accounts payable, accruals and other liabilities	66,966	70,497
Liabilities related to discontinued operations	-	771
Debt	7,500	7,500
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,086,688	1,101,518

EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
16,080,270 and 15,472,020 shares issued;
15,833,215 and 15,232,865 shares outstanding	16,080	15,472
Paid-in capital	105,960	101,003
Accumulated other comprehensive income (loss)	5,393	633
Treasury stock, at cost 247,055 and 239,155 shares	(1,998)	(1,917)
Retained earnings	121,212	115,437

TOTAL IHC STOCKHOLDERS’ EQUITY	246,647	230,628
NONCONTROLLING INTERESTS IN SUBSIDIARIES	24,084	29,646

TOTAL EQUITY	270,731	260,274

TOTAL LIABILITIES AND EQUITY	$1,357,419	$1,361,792

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Premiums earned:
Health	$74,738	$75,822	$150,461	$137,664
Life and annuity	9,263	8,792	19,413	17,834
Net investment income	9,633	10,131	19,749	19,502
Fee income	8,328	9,681	15,705	17,241
Net realized investment gains	1,883	1,634	1,681	1,983
Other-than-temporary impairment losses	(165)	(1,039)	(468)	(2,665)
Equity income from AMIC	-	-	-	280
Gain on bargain purchase of AMIC	-	-	-	27,830
Other income	1,845	1,410	3,303	3,112
	105,525	106,431	209,844	222,781
EXPENSES:
Insurance benefits, claims and reserves:
Health	50,503	53,252	101,079	96,815
Life and annuity	11,654	11,427	25,327	24,692
Selling, general and administrative expenses	36,331	36,390	72,317	67,825
Amortization of deferred acquisitions costs	1,758	1,720	3,449	3,038
Interest expense on debt	460	477	917	948
	100,706	103,266	203,089	193,318
Income from continuing operations
before income taxes	4,819	3,165	6,755	29,463
Income taxes (benefits)	1,355	847	(509)	10,768

Income from continuing operations	3,464	2,318	7,264	18,695

Discontinued operations:
Loss from discontinued operations, net of tax	-	(55)	-	(182)

Net income	3,464	2,263	7,264	18,513

Less income from noncontrolling interests in subsidiaries	(424)	(565)	(1,040)	(781)

NET INCOME ATTRIBUTABLE TO IHC	$3,040	$1,698	$6,224	$17,732

Basic income per common share:
Income from continuing operations	$.19	$.11	$.40	$1.17
Loss from discontinued operations	-	-	-	(.01)
Basic income per common share	$.19	$.11	$.40	$1.16

WEIGHTED AVERAGE SHARES OUTSTANDING	15,835	15,266	15,658	15,303

Diluted income per common share:
Income from continuing operations	$.19	$.11	$.40	$1.17
Loss from discontinued operations	-	-	-	(.01)
Diluted income per common share	$.19	$.11	$.40	$1.16

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,848	15,268	15,667	15,306

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30, 2010 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2010	$15,472	$101,003	$633	$(1,917)	$115,437	$230,628	$29,646	$260,274

Net income					6,224	6,224	1,040	7,264
Net change in unrealized
gains (losses)			4,747			4,747	256	5,003
Total comprehensive
Income						10,971	1,296	12,267
Aquire noncontrolling
interests in American
Independence Corp.	600	4,430	13			5,043	(6,043)	(1,000)
Aquire noncontrolling
interests in Wisconsin
Underwriting Associates		391				391	(391)	-
Repurchase of common stock				(81)		(81)	-	(81)
Common Stock dividend
($0.025 Per share)					(396)	(396)	-	(396)
Share-based compensation
expenses and related
tax benefits	8	55				63	-	63
Distributions to noncontrolling
interests						-	(448)	(448)
Other capital transactions		81			(53)	28	24	52

BALANCE AT
JUNE 30, 2011	$16,080	$105,960	$5,393	$(1,998)	$121,212	$246,647	$24,084	$270,731

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$7,264	$18,513
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on bargain purchase of AMIC	-	(27,830)
Loss from discontinued operations	-	182
Amortization of deferred acquisition costs	3,449	3,038
Net realized investment gains	(1,681)	(1,983)
Other-than-temporary impairment losses	468	2,665
Equity income from AMIC and other equity method investments	(714)	(487)
Depreciation and amortization	2,233	2,461
Share-based compensation expenses	351	348
Deferred tax (benefit) expense	250	12,811
Other	2,015	666
Changes in assets and liabilities:
Change in insurance liabilities	646	(21,980)
Additions to deferred acquisition costs, net	(3,786)	(2,170)
Change in net amounts due from and to reinsurers	(3,028)	11,075
Change in premium and claim funds	544	2,556
Change in income tax liability	2,888	(2,820)
Change in due and unpaid premiums	5,492	10,763
Change in other assets	(2,009)	1,400
Change in other liabilities	(3,379)	(11,182)
Net change in cash from operating activities of continuing operations	11,003	(1,974)
Net change in cash from operating activities of discontinued operations	-	(767)
Net change in cash from operating activities	11,003	(2,741)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(16,530)	2,913
Net sales of securities under resale and repurchase agreements	27,101	17,376
Sales of equity securities	30,770	28,613
Purchases of equity securities	(35,386)	(17,022)
Sales of fixed maturities	244,277	379,878
Maturities and other repayments of fixed maturities	39,792	67,702
Purchases of fixed maturities	(301,198)	(473,161)
Additional investments in other investments, net of distributions	(153)	1,428
Cash acquired in acquisition of AMIC, net of cash paid	-	4,562
Cash paid in acquisitions of companies, net of cash acquired	-	(3,469)
Cash paid in acquisitions of noncontrolling interest in AMIC	(1,000)	-
Cash received in acquisition of policy blocks	-	1,192
Change in notes and other receivables	(727)	(705)
Other	(884)	(993)
Net change in cash from investing activities	(13,938)	8,314

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(81)	(1,591)
Excess tax expense from expired stock options and vesting of restricted stock	(164)	(22)
Proceeds of investment-type insurance contracts	3,390	1,587
Dividends paid	(375)	(386)
Other capital transactions	48	44
Net change in cash from financing activities	2,818	(368)

Net change in cash and cash equivalents	(117)	5,205
Cash and cash equivalents, beginning of year	11,426	7,394

Cash and cash equivalents, end of period	$11,309	$12,599

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); (ii) its majority owned insurance company, Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Administrative Services, Inc., IHC Risk Solutions, LLC and its other managing general underwriters ("MGUs") in which it owns a significant voting interest, IHC Health Solutions, Inc. (“IHC Health Solutions”), Actuarial Management Corporation (“AMC”), MedWatch, LLC and Hospital Bill Analysis, LLC.  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." At June 30, 2011, IHC also owns a 63.0% interest in American Independence Corp. (“AMIC”).

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 52% of IHC's outstanding common stock at June 30, 2011.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year.

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

Recently Issued Accounting Standards Not Yet Adopted

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance that requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. Some of the amendments in this update clarify the FASB’s intent about the application of certain existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. None of the amendments in this update require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. For public entities, this guidance is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

(D)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of June 30, 2011. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-month and  six-month periods ended June 30, 2011.

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which Standard Security Life and Madison National Life cede to Independence American an average of 20% of their medical stop-loss business, 9% of a majority of their fully insured health business and 20% of their New York Statutory Disability business.

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

Subsequent to the balance sheet date, on July 15, 2011, IHC commenced an offer to exchange up to 908,085 shares of its common stock for properly tendered and accepted shares of common stock of AMIC (the “Exchange Offer”).  IHC filed a Registration Statement on Form S-4 in connection with the Exchange Offer that was declared effective by the Securities and Exchange Commission on July 15, 2011. The Exchange Offer will expire on Friday, August 12, 2011, unless extended or earlier terminated by IHC.  For each share of AMIC common stock accepted in accordance with the terms of the Exchange Offer, IHC will issue 0.625 of a share of IHC common stock.  If IHC were to exchange all of the shares of IHC common stock offered in the Exchange Offer for shares of AMIC common stock, IHC’s total ownership of AMIC would increase to 80%.

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

For the three months ended June 30, 2010, the Company’s Condensed Consolidated Statement of Operations includes revenues and net income of $23,788,000 and $886,000, respectively, from AMIC.

For the period from the Acquisition Date to June 30, 2010, the Company’s Condensed Consolidated Statement of Operations includes revenues and net income of $31,404,000 and $1,253,000, respectively, from AMIC.

The unaudited pro forma revenues and operating results, had the acquisition occurred as of the beginning of the three-month period ended June 30, 2010, were $106,431,000 and $2,304,000, respectively. The unaudited pro forma revenues and operating results, had the acquisition occurred as of the beginning of the six-month period ended June 30, 2010, were $208,551,000 and $2,292,000, respectively. The unaudited pro forma information presented is not indicative of the results of operations in future periods, nor does it necessarily reflect the results of operations that would have resulted had the acquisition been completed as of the beginning of the applicable period. Pro forma adjustments to revenues principally reflect the elimination of intercompany fee income, the elimination of the Company’s equity income related to AMIC and the elimination of the gain resulting from the bargain purchase. Pro forma adjustments to net income principally reflect the elimination of the Company’s equity income related to AMIC and the elimination of the gain resulting from the bargain purchase.

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

Note 3.

Income Per Common Share

Income per share calculations are based on income from continuing operations attributable to the common shareholders of IHC for the three-month and six-month periods ended June 30, 2011 and 2010, as shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Income from continuing operations	$3,464	$2,318	$7,264	$18,695

Less income from noncontrolling interests
in subsidiaries	(424)	(565)	(1,040)	(781)

Income from continuing operations
attributable to IHC shareholders, net of tax	3,040	1,753	6,224	17,914

Loss from discontinued operations, net of tax	-	(55)	-	(182)

Net income attributable to IHC shareholders	$3,040	$1,698	$6,224	$17,732

Included in the diluted income per share calculations for the three months and six months ended June 30, 2011 are 13,000 and 9,000 of incremental shares, respectively, from; (1) the assumed exercise of dilutive stock options; (ii) the assumed vesting of dilutive restricted stock; and (iii) assumed share settlement of dilutive stock appreciation rights (“SARs”), computed using the treasury stock method. Included in the diluted income per share calculations for the three months and six months ended June 30, 2010 are 2,000 and 3,000 of incremental shares, respectively, from the assumed exercise of dilutive stock options and the assumed vesting of dilutive restricted stock computed using the treasury stock method.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	June 30, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$324,161	$5,540	$(2,726)	$326,975
CMOs- residential (1)	41,204	5,727	(2,441)	44,490
CMOs - commercial	1,447	-	(713)	734
U.S. Government obligations	13,206	516	-	13,722
Agency MBS - residential (2)	9,199	315	-	9,514
GSEs (3)	67,868	803	(315)	68,356
States and political subdivisions	352,708	3,718	(2,960)	353,466

Total fixed maturities	$809,793	$16,619	$(9,155)	$817,257

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$7,385	$69	$(182)	$7,272
Preferred stock - perpetuals	32,242	796	(510)	32,528
Preferred stock - with maturities	12,305	2,045	(8)	14,342

Total equity securities	$51,932	$2,910	$(700)	$54,142

	December 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$272,061	$3,595	$(3,661)	$271,995
CMOs - residential (1)	58,829	6,662	(1,847)	63,644
CMOs - commercial	1,447	-	(639)	808
U.S. Government obligations	16,617	351	-	16,968
Agency MBS - residential (2)	10,069	206	(51)	10,224
GSEs (3)	70,199	510	(182)	70,527
States and political subdivisions	365,578	2,070	(8,158)	359,490

Total fixed maturities	$794,800	$13,394	$(14,538)	$793,656

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,600	$167	$(98)	$4,669
Preferred stock - perpetuals	31,530	1,065	(315)	32,280
Preferred stock - with maturities	9,790	1,334	-	11,124

Total equity securities	$45,920	$2,566	$(413)	$48,073

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

Unrealized gains (losses) on certain preferred stocks with maturities at June 30, 2011 and December 31, 2010 include $1,763,000 related to the non-credit related component of other-than-temporary impairment losses recorded in accumulated other comprehensive income in prior periods.

The amortized cost and fair value of fixed maturities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$7,130	$7,312.9%
Due after one year through five years	179,047	181,967	22.3%
Due after five years through ten years	175,451	177,093	21.6%
Due after ten years	334,743	334,349	40.9%
	696,371	700,721	85.7%
CMO and MBS
15 year	60,613	63,610	7.8%
20 year	873	879.1%
30 year	51,936	52,047	6.4%

	$809,793	$817,257	100.0%

The following tables summarize, for all securities in an unrealized loss position at June 30, 2011 and December 31, 2010, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$130,726	$2,579	$8,125	$147	$138,851	$2,726
CMOs - residential	11,142	936	7,251	1,505	18,393	2,441
CMO's - commercial	-	-	734	713	734	713
GSEs	45,042	296	3,371	19	48,413	315
States and political
subdivisions	131,142	2,194	34,741	766	165,883	2,960
Total fixed maturities	318,052	6,005	54,222	3,150	372,274	9,155
Common stocks	3,906	182	-	-	3,906	182
Preferred stocks-perpetual	16,365	490	975	20	17,340	510
Preferred stocks with
maturities	2,508	8	-	-	2,508	8
Total temporarily
impaired securities	$340,831	$6,685	$55,197	$3,170	$396,028	$9,855

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$103,247	$3,404	$12,253	$257	$115,500	$3,661
CMOs - residential	12,494	476	16,979	1,371	29,473	1,847
CMOs - commercial	-	-	808	639	808	639
Agency MBS (2) residential	5,085	51	-	-	5,085	51
GSEs	32,481	170	1,389	12	33,870	182
States and political
subdivisions	195,589	5,292	37,655	2,866	233,244	8,158
Total fixed maturities	348,896	9,393	69,084	5,145	417,980	14,538
Common stocks	999	98	-	-	999	98
Preferred stocks-perpetual	14,845	315	-	-	14,845	315
Total temporarily
impaired securities	$364,740	$9,806	$69,084	$5,145	$433,824	$14,951

At June 30, 2011 and December 31, 2010, a total of 102 and 117 fixed maturities, respectively, and 18 and 13 equity securities, respectively, were in a continuous unrealized loss position for less than 12 months. At June 30, 2011 and December 31, 2010 a total of 24 and 27 fixed maturities, respectively, and 1 and nil equity securities, respectively, had continuous unrealized losses for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities at June 30, 2011 and December 31, 2010 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011

At June 30, 2011, the Company had $22,659,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 48.6% were in CMOs that originated in 2005 or earlier and 51.4% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributed to general disruptions in the credit market subsequent to purchase. The Company’s mortgage security portfolio has no exposure to sub-prime mortgages.

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

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Other-than-temporary impairments:
Fixed maturities	$165	$1,039	$468	$2,665

For the three-month and six-month periods ended June 30, 2011, other-than-temporary impairments on fixed maturities of $165,000 and $468,000, respectively, consist of credit losses recorded as a result of expected cash flows of certain debt securities less than the debt securities’ amortized cost. For the three-month and six-month periods ended June 30, 2010, $1,039,000 and $1,933,000, respectively, are credit losses resulting from expected cash flows of debt securities less than the debt securities’ amortized cost. The six-month period ended June 30, 2010 also includes losses of $732,000 as a result of the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.  No losses for other-than-temporary impairments were recognized in other comprehensive income during the three months or six months ended June 30, 2011 and 2010.

At June 30, 2011 and December 31, 2010, cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income was $1,763,000.

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

Note 5.

Net Realized Investment Gains

Net realized investment gains for the three months and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net realized investment gains (losses):
Fixed maturities	$1,778	$1,584	$283	$1,743
Common stocks	19	65	(26)	152
Preferred stocks	86	(15)	1,424	26
Total available-for-sale securities	1,883	1,634	1,681	1,921

Other	-	-	-	62

Net realized investment gains	$1,883	$1,634	$1,681	$1,983

For the three months and six months ended June 30, 2011, the Company realized gross gains of $3,085,000 and $6,617,000, respectively, and realized gross losses of $1,202,000 and $4,936,000, respectively, on sales of available-for-sale securities. For the three months and six months ended June 30, 2010, the Company realized gross gains of $3,445,000 and $5,181,000, respectively, and realized gross losses of $1,811,000 and $3,260,000, respectively, on sales of available-for-sale securities.

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

  The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at June 30, 2011 and December 31, 2010, respectively (in thousands):

June 30, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$326,975	$-	$326,975
CMOs - residential	-	19,211	25,279	44,490
CMOs - commercial	-	-	734	734
US Government obligations	-	13,722	-	13,722
Agency MBS - residential	-	9,514	-	9,514
GSEs	-	68,356	-	68,356
States and political subdivisions	-	353,466	-	353,466
Total fixed maturities	-	791,244	26,013	817,257

Equity securities available-for-sale:
Common stocks	7,272	-	-	7,272
Preferred stocks - perpetual	32,528	-	-	32,528
Preferred stocks - with maturities	14,342	-	-	14,342
Total equity securities	54,142	-	-	54,142

Total	$54,142	$791,244	$26,013	$871,399

December 31, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$271,995	$-	$271,995
CMOs - residential	-	26,187	37,457	63,644
CMOs - commercial	-	-	808	808
US Government obligations	-	16,968	-	16,968
Agency MBS - residential	-	10,224	-	10,224
GSEs	-	70,527	-	70,527
States and political subdivisions	-	359,490	-	359,490
Total fixed maturities	-	755,391	38,265	793,656

Equity securities available-for-sale:
Common stocks	4,669	-	-	4,669
Preferred stocks - perpetual	32,280	-	-	32,280
Preferred stocks - with maturities	11,124	-	-	11,124
Total equity securities	48,073	-	-	48,073

Total	$48,073	$755,391	$38,265	$841,729

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. At June 30, 2011, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category at June 30, 2011. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in 2011. The changes in the carrying value of Level 3 assets and liabilities for the six months ended June 30, 2011 are summarized as follows (in thousands):

	June 30, 2011
	CMOs
	Residential	Commercial	Total

Beginning balance	$37,457	$808	$38,265

Gains(losses) included in earnings:
Net realized investment losses	(364)	-	(364)
Other-than-temporary impairments	(468)	-	(468)

Net unrealized gains (losses) included in
accumulated other comprehensive loss	(975)	(74)	(1,049)
Sales of securities	(8,075)	-	(8,075)
Repayments and amortization of fixed maturities	(2,296)	-	(2,296)

Balance at end of period	$25,279	$734	$26,013

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$23,164	$28,239	$23,216	$28,298

FINANCIAL
LIABILITIES:
Funds on deposit	$413,685	$416,263	$406,366	$411,036
Debt and junior
subordinated debt
securities	45,646	45,646	45,646	45,646

Note 7.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first six months of 2011 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2010	$51,713	$12,081	$7,997	$20,078

Capitalized software development	-	79	-	79
Amortization expense	-	(1,155)	-	(1,155)

Balance at June 30, 2011	$51,713	$11,005	$7,997	$19,002

Note 8.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans. AMIC disclosures reflect the activity subsequent to the Acquisition Date.

A)

IHC Share-Based Compensation Plans

Total share-based compensation was $205,000 and $143,000 for the three months ended June 30, 2011 and 2010, respectively, and was $327,000 and $322,000 for the six months ended June 30, 2011 and 2010, respectively.  Related tax benefits of $82,000 and $57,000 were recognized for the three months ended June 30, 2011 and 2010, respectively, and were $130,000 and $128,000 for the six months ended June 30, 2011 and 2010, respectively.

Under the terms of IHC’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. At June 30, 2011, there were 709,755 shares available for future stock-based compensation grants under IHC’s stock incentive plans.

Stock Options

IHC’s stock option activity for the six months ended June 30, 2010 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2010	756,480	$11.68
Expired	(66,740)	21.94
June 30, 2011	689,740	10.68

The following table summarizes information regarding IHC’s outstanding and exercisable options as of June 30, 2011:

	Outstanding	Exercisable

Number of options	689,740	381,872
Weighted average exercise price per share	$10.68	$11.24
Aggregate intrinsic value for all options	$203,000	$68,000
Weighted average contractual term remaining	2.9 years	2.4 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the six months ended June 30, 2011. The weighted average grant-date fair-value of options granted during the six months ended 2010 was $1.57 per share. The assumptions set forth in the table below were used to value the stock options granted during the six-month period ended June 30, 2010:

Weighted-average risk-free interest rate	2.3%
Annual dividend rate per share	$0.05
Weighted-average volatility factor of the Company's common stock	45.0%
Weighted-average expected term of options	4.5 years

Compensation expense of $61,000 and $135,000 was recognized in the three months ended June 30, 2011 and 2010, respectively, and $171,000 and $254,000 was recognized in the six months ended June 30, 2011 and 2010, respectively, for the portion of the grant-date fair value of stock options vesting during those periods.

No options were exercised during the three months and six months ended June 30, 2011 or 2010.

As of June 30, 2011, the total unrecognized compensation expense related to non-vested stock options was $363,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.5 years.

Restricted Stock

No shares of restricted stock were issued by IHC during the first six months of 2011. IHC issued 2,250 shares of restricted stock during the six months ended June 30, 2010. The total fair value of restricted stock that vested during each of the first six months of 2011 and 2010 was $23,000. Restricted stock expense was $4,000 and $7,000 for the three months ended June 30, 2011 and 2010, respectively, and was $9,000 and $19,000 for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes restricted stock activity for the six months ended June 30, 2011:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2010	4,500	$7.80
Vested	(2,250)	$8.67

June 30, 2011	2,250	$6.92

As of June 30, 2011, the total unrecognized compensation expense related to IHC’s non-vested restricted stock awards was $15,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.6 years.

SARs and Share-Based Performance Awards

The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. For the three months ended June 30, 2011 and 2010, IHC recorded $110,000 and $(9,000), respectively, of compensation costs for these awards, and for the six months ended June 30, 2011 and 2010, recorded $125,000 and $18,000, respectively. No SARs were exercised during the six months ended June 30, 2011 or 2010. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010 are liabilities of $204,000 and $79,000, respectively, pertaining to SARs.

Other outstanding awards include share-based performance awards. Compensation costs for these awards are recognized and accrued as performance conditions are met, based on the current share price. For the three months ended June 30, 2011 and 2010, IHC recorded $30,000 and $10,000, respectively, of compensation costs for these awards, and for the six months ended June 30, 2011 and 2010, recorded $21,000 and $31,000, respectively. The intrinsic value of share-based performance awards paid during the six months ended June 30, 2011 and 2010 was $47,000 and $54,000, respectively. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010 are liabilities of $49,000 and $75,000, respectively, pertaining to share-based performance awards.

B.

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $9,000 and $19,000 for the three months ended June 30, 2011and 2010, respectively, and was $25,000 and $26,000 for the six months ended June 30, 2011 and the period between the Acquisition Date and June 30, 2010, respectively.  Related tax benefits of $3,000 and $7,000 were recognized for the three months ended June 30, 2011 and 2010, respectively, and were $9,000 and $10,000 for the six months ended June 30, 2011 and the period between the Acquisition Date and June 30, 2010, respectively.

Under the terms of the AMIC’s stock-based compensation plan, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms are ten years; and vesting periods range from three to four years.  AMIC may also grant shares of restricted stock, stock appreciation rights and share-based performance awards.  Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period. At June 30, 2011, there were 6,523,888 shares available for future stock-based compensation grants under the AMIC stock incentive plan.

Stock Options

AMIC’s stock option activity for the six months ended June 30, 2011 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2010	359,234	$9.95
Grants	13,334	5.85
Expired	(31,668)	4.50
Exercised	(11,389)	4.17
June 30, 2011	329,511	$10.51

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of June 30, 2011:

	Outstanding	Exercisable

Number of options	329,511	307,288
Weighted average exercise price per share	$10.51	$10.88
Aggregate intrinsic value for all options	$16,001	$5,334
Weighted average contractual term remaining	3.53 years	3.10 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the six months ended June 30, 2011 and during the period between the Acquisition Date and June 30, 2010 was $3.24 and $2.79 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the periods:

	June 30,
	2011	2010

Weighted-average risk-free interest rate	2.95%	3.69%
Annual dividend rate per share	$-	$-
Weighted-average volatility factor of the Company's common stock	37.07	45.00
Weighted-average expected term of options	5 years	5 years

Compensation expense of $6,000 and $14,000 was recognized for the three months ended June 30, 2011 and 2010, respectively, and was $18,000 and $19,000 for the six months ended June 30, 2011 and the period between the Acquisition Date and June 30, 2010, respectively, for the portion of the grant-date fair value of AMIC’s stock options vesting during those periods.

AMIC received cash proceeds of $48,000 upon the exercise of 11,389 options with an intrinsic value of $8,000 during the six months ended June 30, 2011. AMIC received cash proceeds of $45,000 upon the exercise of 10,000 options with an intrinsic value of $1,000 during the period between the Acquisition Date and June 30, 2010.

As of June 30, 2011, the total unrecognized compensation expense related to AMIC’s non-vested options was $76,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2011 or 2010.  The total fair value of AMIC’s restricted stock that vested during the six months ended June 30, 2011 and during the period between the Acquisition Date and June 30, 2010 was $12,000 and $13,000, respectively. Restricted stock expense was $3,000 and $5,000 for the three months ended June 30, 2011 and 2010, respectively, and was $7,000 for both the six months ended June 30, 2011 and the period between the Acquisition Date and June 30, 2010, respectively.

The following table summarizes AMIC’s restricted stock activity for the six months ended June 30, 2011:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2010	2,500	$6.92
Vested	(2,000)	$6.92
Forfeited	(500)	$6.92

June 30, 2011	-	$-

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

The deferred income tax benefit for the six months ended June 30, 2011 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $2,325,000, representing the decrease in the related deferred tax liability from $360,000 at December 31, 2010 to $2,685,000 at June 30, 2011.

Included in the $509,000 benefit for income taxes recorded for the six months ended June 30, 2011 is a deferred income tax benefit of $2,319,000 associated with IHC’s investment in AMIC. As the result of management’s intention to adopt tax planning strategies to recover IHC’s investment in AMIC in a tax-free manner, the cumulative Federal and State deferred income tax liabilities established as of December 31, 2010 for temporary differences between IHC’s book value and tax basis in AMIC became permanent. Accordingly, IHC released its previously recorded deferred income tax liabilities and will not record deferred income taxes in 2011 and future periods for any earnings or stockholders’ equity adjustments relating to IHC’s investment in AMIC.

At June 30, 2011, AMIC, had net operating loss carryforwards of approximately $272,800,000 for federal income tax purposes which expire between 2019 and 2029. The federal deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheet at June 30, 2011 was $9,362,000, net of a valuation allowance of $85,817,000. AMIC continues to file its own separate income tax return and is not included in the consolidated tax return of IHC.

Note 10.

Supplemental Disclosures of Cash Flow Information

Tax refunds, net of tax payments, were $3,957,000 and $(436,000) during the six months ended June 30, 2011 and 2010, respectively.

Cash payments for interest were $922,000 and $938,000 during the six months ended June 30, 2011 and 2010, respectively.

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

The comprehensive income for the three months and six months ended June 30, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$3,464	$2,263	$7,264	$18,513
Unrealized gains arising
during the period, net of income taxes	5,128	4,507	5,003	8,931

Comprehensive income	8,592	6,770	12,267	27,444
Less comprehensive income attributable to
noncontrolling interests	(711)	(565)	(1,296)	(781)

Comprehensive income attributable to IHC	$7,881	$6,205	$10,971	$26,663

Included in accumulated other comprehensive income at June 30, 2011 and December 31, 2010 are after-tax adjustments of $1,132,000 related to the non-credit related component of other-than-temporary impairment losses recorded in prior years. No losses for other-than-temporary impairments of fixed maturities were recognized in other comprehensive income during the six months ended June 30, 2011.

Note 12.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and six months ended June 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Medical Stop-Loss (A)	$30,145	$37,446	$60,780	$65,346
Fully Insured Health (B)	44,079	37,478	87,318	68,352
Group disability, life, annuities and DBL (C)	15,186	16,632	30,443	33,790
Individual life, annuities and other	14,817	14,074	29,960	28,169
Corporate	(420)	206	130	27,806
	103,807	105,836	208,631	223,463
Net realized investment gains	1,883	1,634	1,681	1,983
Other-than-temporary impairment losses, net	(165)	(1,039)	(468)	(2,665)

	$105,525	$106,431	$209,844	$222,781

Income Before Income Taxes:
Medical Stop-Loss (A)	$1,934	$1,859	$1,907	$2,452
Fully Insured Health(B) (D)	1,579	(75)	4,942	1,079
Group disability, life, annuities and DBL (C)	1,772	1,829	1,588	1,314
Individual life, annuities and other	330	761	344	894
Corporate	(2,054)	(1,327)	(2,322)	25,354
	3,561	3,047	6,459	31,093
Net realized investment gains	1,883	1,634	1,681	1,983
Other-than-temporary impairment losses, net	(165)	(1,039)	(468)	(2,665)
Interest expense	(460)	(477)	(917)	(948)

	$4,819	$3,165	$6,755	$29,463

(A)

The amount includes equity income from AMIC (prior to its acquisition) of $14,000 for the six months ended June 30, 2010.

(B)

The amount includes equity income from AMIC (prior to its acquisition) of $244,000 for the six months ended June 30, 2010.

(C)

The amount includes equity income from AMIC (prior to its acquisition) of $22,000 for the six months ended June 30, 2010.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $604,000 and $669,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,212,000 and $1,160,000 for the six months ended June 30, 2011 and 2010, respectively. Amortization expense for the other segments is insignificant.

Note 13.

Subsequent Event

On July 1, 2011, a subsidiary of IHC amended its amortizing term loan with a commercial bank and increased its outstanding debt from $7,500,000 to $10,000,000. The amortizing term loan, as amended:  (i) matures on July 1, 2016; (ii) bears a variable interest rate of Libor plus 3.35%; and (iii) requires annual principal payments in the amount of $2,000,000 commencing on July 2012 through maturity. The Company simultaneously entered into an interest rate swap with the commercial bank lender, for a notional amount equal to the amortizing debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate of 1.60%. As a result of the interest rate swap, interest payments on this debt will be fixed at 4.95%. It is anticipated that there will be no hedge ineffectiveness on this swap, which will be accounted for as a cash flow hedge.

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

Overview

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); (ii) its majority owned insurance company, Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Administrative Services, Inc., IHC Risk Solutions, LLC (“IHCRS”) and its other managing general underwriters ("MGUs") in which it owns a significant voting interest, IHC Health Solutions, Inc. (“IHC Health Solutions”), Actuarial Management Corporation (“AMC”), MedWatch, LLC and Hospital Bill Analysis, LLC.  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." At June 30, 2011, IHC also owns a 63.0% interest in American Independence Corp. (“AMIC”).

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

The following is a summary of key performance information and events:

On March 5, 2010, IHC acquired a controlling interest in AMIC. Upon achieving control, AMIC’s income and expense amounts became consolidated with IHC’s results. Accordingly, the individual line items on the Condensed Consolidated Statement of Operations for 2010 include approximately four months of operations of AMIC.

The results of operations for the three months and six months ended June 30, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$105,525	$106,431	$209,844	$222,781
Expenses	100,706	103,266	203,089	193,318

Income from continuing operations
before income taxes	4,819	3,165	6,755	29,463
Income taxes (benefits)	1,355	847	(509)	10,768

Income from continuing operations	3,464	2,318	7,264	18,695

Discontinued operations:
Loss from discontinued operations	-	(55)	-	(182)

Net income	3,464	2,263	7,264	18,513

Less income from noncontrolling interests
in subsidiaries	(424)	(565)	(1,040)	(781)

Net income attributable to IHC	$3,040	$1,698	$6,224	$17,732

•

Income from continuing operations of $.19 per share, diluted, for the three months ended June 30, 2011 compared to $.11 per share, diluted, for the same period in 2010. Income from continuing operations of $.40 per share, diluted, for the six months ended June 30, 2011, compared to $1.17 per share, diluted, for the six months ended June 30, 2010.  Net income for 2010 includes a $16.7 million after-tax gain on the bargain purchase of AMIC;

•

Consolidated investment yields (on an annualized basis) of 4.2% and 4.3% for the three months and six months ended June 30, 2011 compared to 4.5% and 4.4% for the respective periods in 2010;

•

Released $2.3 million of deferred income taxes relative to its investment in AMIC based on the Company’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner;

•

Increased ownership interest in AMIC to 63.0% and, in July 2011, commenced an offer to exchange up to 908,085 shares of IHC common stock for shares of AMIC common stock in an effort to further increase its ownership interest in AMIC to 80%; and

•

Book value of $15.58 per common share, an increase of $.44 per common share from December 31, 2010. The increase is primarily a result of current period net income and the acquisition of noncontrolling interests in AMIC, offset by the issuance of 600,218 shares of common stock during the period.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $1.9 million for each of the second quarters of 2011 and 2010, and reported income before taxes of $1.9 million for the six months ended June 30, 2011 compared to $2.5 million in the first six months of 2010. The decrease is primarily due to increased combined ratios in 2011 from certain non-owned MGUs;

o

Premiums earned decreased $6.5 million and $4.5 million for the three-month and six-month periods ended June 30, 2011, respectively, when compared to the same periods in 2010. The decrease in premiums earned is due to the cancellation of certain non-owned managing general underwriters in 2010.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Premiums Earned	$27,421	$33,947	$55,316	$59,796
Insurance Benefits, Claims & Reserves	18,233	24,458	39,127	43,274
Expenses	8,351	8,633	16,602	15,409

Loss Ratio(A)	66.5%	72.0%	70.7%	72.4%
Expense Ratio (B)	30.4%	25.5%	30.0%	25.7%
Combined Ratio (C)	96.9%	97.5%	100.7%	98.1%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

Combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported $1.6 million of income before taxes for the three months ended June 30, 2011 as compared to break-even results for the comparable period in 2010, and reported $4.9 million of income before taxes for the six months ended June 30, 2011 compared to $1.1 million for the same period in 2010.

o

Fee and other income decreased $.4 million and $.7 million for the three months and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.

o

Premiums earned increased $7.0 million and $19.7 million for the three months and six months ended June 30, 2011 over the comparable periods in 2010. The increase is primarily due to increased retentions in certain lines of this business.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Premiums Earned	$36,452	$29,541	$73,247	$53,508
Insurance Benefits, Claims & Reserves	24,888	21,241	46,432	36,367
Expenses	10,662	8,048	22,219	15,338

Loss Ratio	68.3%	71.9%	63.4%	68.0%
Expense Ratio	29.2%	27.2%	30.3%	28.6%
Combined Ratio	97.5%	99.1%	93.7%	96.6%

o

The decrease in the loss ratio was primarily attributable to improved underwriting results on major medical business for groups and individuals, magnified by the increase in retention in this line, in 2011.

o

The underwriting expense ratio increased primarily as a result of an increase in general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment remained relatively flat for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and increased $.3 million for the six months ended June 30, 2011 primarily as a result of better loss ratios in the group term life and LTD lines partially offset by a decrease in the DBL line due to reduced volume and lower rates;

•

Income before taxes from the Individual life, annuities and other segment decreased $.5 million and $.6 million for the three-month and six-month periods ended June 30, 2011 over the respective periods in 2010;

•

Income before taxes from the Corporate segment decreased $.7 million for the second quarter of 2011 compared to the second quarter of 2010. For the six months ended June 30, 2011, income before taxes from the Corporate segment decreased $27.7 million primarily due to the inclusion, in 2010, of a $27.8 million pre-tax gain as a result of the March 2010 acquired controlling interest in AMIC;

•

Net realized investment gains were $1.9 million and $1.7 million for the three months and six months ended June 30, 2011 compared to net realized investment gains of $1.6 million and $2.0 million for the three months and six months ended June 30, 2010. Other-than-temporary impairment losses for the three months and six months ended June 30, 2011 were $.2 million and $.5 million, respectively, and were $1.0 million and $2.7 million for the three months and six months ended June 30, 2010, respectively; and

•

Premiums by principal product for the three months and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Gross Direct and Assumed
Earned Premiums:	2011	2010	2011	2010

Medical Stop-Loss	$35,655	$42,600	$70,830	$81,600
Fully Insured Health	51,854	54,212	103,776	103,546
Group disability, life, annuities and DBL	23,713	26,089	48,071	52,844
Individual, life, annuities and other	8,504	7,816	17,219	15,740

	$119,726	$130,717	$239,896	$253,730

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Net Premiums Earned:	2011	2010	2011	2010

Medical Stop-Loss	$27,421	$33,947	$55,316	$59,796
Fully Insured Health	36,452	29,541	73,247	53,508
Group disability, life, annuities and DBL	12,594	14,272	25,662	28,596
Individual, life, annuities and other	7,534	6,854	15,649	13,598

	$84,001	$84,614	$169,874	$155,498

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  During the six months ended June 30, 2011, there were no additions to or changes in the critical accounting policies disclosed in the 2010 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Information by business segment for the three months ended June 30, 2011 and 2010 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
June 30, 2011	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$27,421	902	1,822	18,233	-	9,978	$1,934
Fully Insured Health	36,452	397	7,230	24,888	8	17,604	1,579
Group disability,
life, annuities
and DBL	12,594	2,560	32	9,748	133	3,533	1,772
Individual life,
annuities and
other	7,534	6,194	1,089	9,288	1,617	3,582	330
Corporate	-	(420)	-	-	-	1,634	(2,054)
Sub total	$84,001	$9,633	$10,173	$62,157	$1,758	$36,331	3,561

Net realized investment gains							1,883
Other-than-temporary impairment losses							(165)
Interest expense							(460)
Income from continuing operations before income taxes							4,819
Income taxes							1,355
Income from continuing operations							$3,464

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
June 30, 2010	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$33,947	1,012	2,487	24,458	-	11,129	$1,859
Fully Insured Health	29,541	377	7,560	21,241	7	16,305	(75)
Group disability,
life, annuities
and DBL	14,272	2,411	(51)	10,278	125	4,400	1,829
Individual life,
annuities and
other	6,854	6,125	1,095	8,702	1,588	3,023	761
Corporate	-	206	-	-	-	1,533	(1,327)
Sub total	$84,614	$10,131	$11,091	$64,679	$1,720	$36,390	3,047

Net realized investment gains							1,634
Other-than-temporary impairment losses							(1,039)
Interest expense							(477)
Income from continuing operations before income taxes							3,165
Income taxes							847
Income from continuing operations							$2,318

 Premiums Earned

The decrease is primarily due to: (i) a $6.5 million decrease in the Medical Stop-Loss segment primarily due to the cancellation of non-owned managing general underwriters in 2010; and (ii) a $1.7 million decrease in the Group disability, life, annuities and DBL segment primarily due to the point of service line which has been discontinued and decreases in the production of LTD, GTL and DBL businesses; partially offset by  (iii) the Fully Insured Health segment which had a $7.0 million increase in premiums in the second quarter of 2011 primarily as a result of increased retentions in the major medical business for groups and individuals, short term medical and limited medical lines of business and increased volume in the limited medical line, partially offset by a decrease in the student accident line as a result of the cancellation of a producer of this product; and (iv) an increase of $.6 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the ceding and commutation of certain ordinary life and annuity business during 2010 in addition to premiums from a new final expense product with no comparable amounts in 2010.

Net Investment Income

Total net investment income decreased $.5 million.  The overall annualized investment yields were 4.2% and 4.5% (approximately 4.3% and 4.7%, on a tax advantaged basis) in the second quarter of 2011 and 2010, respectively. The overall decrease was primarily a result of decreased partnership income and a slight decrease in investment income on bonds, equities and short-term investments due to lower yields and the shorter duration of our portfolio.  The annualized investment yields on bonds, equities and short-term investments were 4.3% and 4.4% in the second quarter of 2011 and 2010, respectively. IHC has approximately $128.0 million in highly rated shorter duration securities earning on average 1.7%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $1.9 million in 2011 compared to $1.6 million of net realized gains in 2010. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

For the three months ended June 30, 2011 and 2010, the Company recorded $.2 million and $1.0 million, respectively, of other-than-temporary impairment losses, pre-tax, resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost.

Fee Income and Other Income

Fee income decreased $1.4 million to $8.3 million in the three months ended June 30, 2011 from $9.7 million in the three months ended June 30, 2010 as a result of the lower volume of business in the Medical Stop-Loss segment and certain lines of the Fully Insured Health segment.

Total other income increased $.4 million in the three months ended June 30, 2011 to $1.8 million from $1.4 million in the three months ended June 30, 2010.

Insurance Benefits, Claims and Reserves

The decrease in insurance benefits, claims and reserves is primarily attributable to: (i)  a decrease of $6.3 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; and (ii) a $.6 million decrease in the Group disability, life, annuities and DBL segment largely as a result of decreases in the volume of DBL and GTL lines and decreases in the point of service line which has been discontinued, partially offset by higher claims on the LTD line of business; (iii) an increase of $3.7  million in the Fully Insured Health segment, principally due to the increase in premiums on the major medical business for groups and individuals, and limited medical lines of business partially offset by a decrease in the student accident line as a result of a lower volume of business; and (iv) a $.6 million increase in the Individual life, annuity and other segment primarily resulting from an increase in ordinary life and annuities.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is primarily due to: (i) a $1.2 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $.9 million decrease in the Group disability, life, annuities and DBL segment as a result of the lower volume of LTD and GTL lines in the second quarter; partially offset by (iii) a $1.3 million increase in the Fully Insured Health segment largely due to an increase in commissions as a result of  increased retentions in the major medical business for groups and individuals, short term medical and limited medical lines of business in 2011 combined with administrative expenses resulting from the increased volume of limited medical business; and (iv) a net increase of $.7 million in the selling, general and administrative expenses of all other lines of business.

Income Taxes

The effective tax rate for the three months ended June 30, 2011 was 29.2% compared to 25.0% in 2010. Due to management’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner, IHC did not record deferred taxes in 2011 relative to its share of earnings from its investment in AMIC, as it had in prior years. While this results in a lower effective tax rate, it was more than offset by a decrease, in 2011, of benefits derived from tax exempt interest and dividend received deductions as a result of the Company’s investments in both state and political subdivisions and preferred securities.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Information by business segment for the six months ended June 30, 2011 and 2010 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2011	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$55,316	2,192	-	3,272	39,127	-	19,746	$1,907
Fully Insured Health	73,247	750	-	13,321	46,432	15	35,929	4,942
Group disability,
life, annuities			-
and DBL	25,662	4,703	-	78	21,134	264	7,457	1,588
Individual life,
annuities and other	15,649	11,974	-	2,337	19,713	3,170	6,733	344
Corporate	-	130	-	-	-	-	2,452	(2,322)
Sub total	$169,874	$19,749	$-	$19,008	$126,406	$3,449	$72,317	6,459

Net realized investment gains								1,681
Other-than-temporary impairment losses								(468)
Interest expense								(917)
Income from continuing operations before income taxes								6,755
Income taxes								(509)
Income from continuing operations								$7,264

				Gain on
				Bargain
			Equity	Purchase,	Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
June 30, 2010	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$59,796	1,725	14	3,811	43,274	-	19,620	$2,452
Fully Insured Health	53,508	581	244	14,019	36,367	14	30,892	1,079
Group disability,
life, annuities
and DBL	28,596	4,800	22	372	23,552	248	8,676	1,314
Individual life,
annuities and other	13,598	12,420	-	2,151	18,314	2,776	6,185	894
Corporate	-	(24)	-	27,830	-	-	2,452	25,354
Sub total	$155,498	$19,502	$280	$48,183	$121,507	$3,038	$67,825	31,093

Net realized investment gains								1,983
Other-than-temporary impairment losses								(2,665)
Interest expense								(948)
Income from continuing operations before income taxes								29,463
Income taxes								10,768
Income from continuing operations								$18,695

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

Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Condensed Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results.  Accordingly, the individual line items on the Condensed Consolidated Statement of Operations for 2010 reflect approximately four months of the operations of AMIC.

Premiums Earned

Premiums in the first six months of 2011 include six months of earned premiums from AMIC of $35.4 million compared to four months of earned premiums from AMIC of $25.5 million in 2010. Excluding these amounts, earned premiums increased $4.5 million. The increase is primarily due to: (i) the Fully Insured Health segment which had a $15.0 million increase in premiums in the first six months of 2011 primarily as a result of increased retentions in the major medical business for groups and individuals, short term medical and limited medical lines of business and increased volume in the major medical business for groups and individuals and limited medical lines, partially offset by a decrease in the student accident line as a result of the cancellation of a producer of this product; (ii) an increase of $2.1 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the ceding and commutation of certain ordinary life and annuity business during 2010; partially offset by (iii) a $9.2 million decrease in the Medical Stop-Loss segment primarily due to the cancellation of non-owned managing general underwriters in 2010; and (iv) a $3.4 million decrease in the Group disability, life, annuities and DBL segment primarily due to the point of service line which has been discontinued.

Net Investment Income

Total net investment income increased $.2 million.  The overall annualized investment yields were 4.3% and 4.4% (approximately 4.5% and 4.6%, on a tax advantaged basis) in the first six months of 2011 and 2010, respectively. The overall increase was primarily a result of increased partnership income offset, in part, by a decrease in investment income on bonds, equities and short-term investments due to lower yields and the shorter duration of our portfolio.  The annualized investment yields on bonds, equities and short-term investments were 4.2% and 4.4% in the first six months of 2011 and 2010, respectively. IHC has approximately $128.0 million in highly rated shorter duration securities earning on average 1.7%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $1.7 million in 2011 compared to $2.0 million of net realized gains in 2010. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

For the six months ended June 30, 2011 and 2010, the Company recorded $.5 million and $2.7 million, respectively, of other-than-temporary impairment losses, pre-tax. Other-than-temporary impairment losses in 2011 consist of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost. In 2010, other-than-temporary impairment losses consist of $1.9 million of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost and $.7 million resulting from the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.

Fee Income and Other Income

Fee income decreased $1.5 million to $15.7 million in the six months ended June 30, 2011 from $17.2 million in the six months ended June 30, 2010 as a result of the lower volume of business in the Medical Stop-Loss segment and certain lines of the Fully Insured Health segment.

Total other income increased $.2 million in the six months ended June 30, 2011 to $3.3 million from $3.1 million in the six months ended June 30, 2010.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves in the first six months of 2011 includes six months of benefits, claims and reserves from AMIC of $24.0  million compared to four months of benefits, claims and reserves from AMIC of $18.1  million in 2010. Excluding these amounts, benefits, claims and reserves decreased $1.0 million. The decrease is primarily attributable to: (i) a decrease of $6.5 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; and (ii) a $2.7 million decrease in the Group disability, life, annuities and DBL segment largely as a result of lower loss ratios on the GTL line of business and a decrease in the point of service line which has been discontinued; partially offset by (iii) an increase of $6.8  million in the Fully Insured Health segment, principally due to the increase in premiums on the major medical business for groups and individuals, short term medical and limited medical lines of business partially offset by a decrease in the student accident line as a result of a lower volume of business; and (iv) a $1.4 million increase in the Individual life, annuity and other segment primarily resulting from an increase in individual annuity contracts in 2011 and an increase in ordinary life and annuities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in first six months 2011 include six months of expenses from AMIC of $17.2 million compared to four months of expenses from AMIC of $11.6 million in 2010. Excluding these amounts, selling, general and administrative expenses decreased $1.1 million. The decrease is primarily due to: (i) a $3.6 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $1.4 million decrease in the Group disability, life, annuities and DBL segment; partially offset by (iii) a $3.5 million increase in the Fully Insured Health segment largely due to an increase in commissions as a result of increased retentions in the major medical business for groups and individuals, short term medical and limited medical lines of business in 2011 combined with administrative expenses resulting from the increased volume of major medical business for groups and individuals and limited medical business; and (iv) a net decrease of $.4 million in the selling, general and administrative expenses of all other lines of business.

Income Taxes

In 2011, IHC eliminated $2.3 million of previously recorded deferred income taxes due to management’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner.  In addition, under the above assumptions, IHC did not record deferred taxes in 2011 relative to its share of earnings from its investment in AMIC, as it had in prior years, also resulting in a lower effective tax rate in the current year. Excluding this transaction, the effective tax rate for the six months ended June 30, 2011 was 26.5% compared to 36.6% in 2010. The high effective tax rate in 2010 is primarily attributable to higher jurisdictional tax rates on the gain related to the AMIC acquisition in 2010.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group in the six months ended June 30, 2011 or 2010.

Cash Flows

The Company had $11.3 million and $11.4 million, respectively, of cash and cash equivalents as of June 30, 2011 and December 31, 2010.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2011 was $11.0 million.

Net cash used by investing activities for the six months ended June 30, 2011 was $13.9 million of which a net $11.2 million was invested in securities under resale agreements, equity securities and fixed maturities held-for-sale in addition to $1.0 million used to acquire additional shares of AMIC.

The Company has $460.7 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2011, cash received from the maturities and other repayments of fixed maturities was $39.8 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $125.7 million at June 30, 2011. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2011.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	June 30,	December 31,
	2011	2010

Medical Stop-Loss	$60,379	$64,338
Fully Insured Health	32,033	34,540
Group Disability	96,434	90,633
Individual A&H and Other	8,676	8,457

	$197,522	$197,968

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

The $16.0 million increase in IHC’s stockholders' equity in the first six months of 2011 is primarily due to $6.2 million of net income, $4.7 million of net unrealized gains on available-for-sale securities and the $5.0 million acquisition of noncontrolling interests in AMIC.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $9.9 million at June 30, 2011, approximately 97.0% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2011, approximately 3.0% (or $24.9 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The increase in non-investment grade securities is primarily due to the downgrades in credit ratings of certain Alt-A mortgage securities The Company does not have any non-performing fixed maturities at June 30, 2011.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the six months ended June 30, 2011, the Company recorded $.5 million of losses for other-than-temporary impairments. The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2011. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2011 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$1,006	$-	$713	$1,719

Net unrealized gains were $5.4 million and $.6 million at June 30, 2011 and December 31, 2010, respectively. In 2011, the Company experienced an increase in net unrealized gains on available-for-sale securities of $8.4 million which was offset by $2.3 million of deferred taxes and $1.3 million of deferred policy acquisition costs. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2011, is not materially different from that reported in the schedule of such obligations at December 31, 2010 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

 For 2011, we will continue to emphasize:

•

Preparing for health care reform by proactively adjusting our mix of Fully Insured Health products and distribution strategies to take advantage of changing market demands, while continuing to increase the efficiency of our fully insured administrative companies.

•

Leveraging our increased control over our medical stop-loss block and the efficiencies of scale arising from the formation of IHCRS to organically generate or acquire additional Medical Stop-Loss business while continuing to improve the profitability of the block. In addition, we will retain mor risk on our business as a result of our increased capital base, which will increase our net retained premiums and our future profits starting next year.

•

Closely monitoring the experience in our Group disability, life annuities and DBL business.

The Company remained highly liquid in 2011 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $128.0 million in highly rated shorter maturity securities earning on average 1.7%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

At June 30, 2011, IHC owned approximately 63.0% of the outstanding common stock of AMIC. On July 15, 2011, IHC commenced an offer to exchange up to 908,085 shares of its common stock for properly tendered and accepted shares of common stock of AMIC (the “Exchange Offer”).  If IHC were to exchange all of the shares of IHC common stock offered in the Exchange Offer for shares of AMIC common stock, IHC’s total ownership of AMIC would increase to 80%.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2011 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2010 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. As of June 30, 2011, 285,700 shares were still authorized to be repurchased under the plan. Share repurchases during the second quarter of 2011 are summarized as follows:

2011
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	-	-	293,600
May	-	-	293,600
June	7,900	$10.23	285,700

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

August 10, 2011

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

August 10, 2011

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer