Form 10-Q
period 2011-09-30
INDEPENDENCE HOLDING CO
filed 2011-11-10
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011.

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 7, 2011
Common stock, $ 1.00 par value	16,415,671 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -	4
September 30, 2011 (unaudited) and December 31, 2010

Condensed Consolidated Statements of Operations -	5
Three Months and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Condensed Consolidated Statement of Changes in Equity -	6
Nine Months Ended September 30, 2011 (unaudited)

Condensed Consolidated Statements of Cash Flows -	7
Nine Months Ended September 30, 2011 and 2010 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition	29
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Removed and Reserved	45

Item 5. Other Information	46

Item 6. Exhibits	46

Signatures	46

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$53
Securities purchased under agreements to resell	17,352	41,081
Fixed maturities, available-for-sale	822,766	793,656
Equity securities, available-for-sale	43,558	48,073
Other investments	37,247	36,864
Total investments	920,973	919,727

Cash and cash equivalents	14,205	11,426
Due from securities brokers	27,435	15,022
Deferred acquisition costs	41,309	43,465
Due and unpaid premiums	45,639	48,586
Due from reinsurers	157,981	154,243
Premium and claim funds	38,007	37,646
Notes and other receivables	15,137	16,766
Goodwill	51,713	51,713
Other assets	55,224	63,198

TOTAL ASSETS	$1,367,623	$1,361,792

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves-health	$179,856	$181,447
Insurance reserves-life and annuity	278,395	278,000
Funds on deposit	416,107	408,566
Unearned premiums	2,647	4,043
Policy claims-health	14,892	16,521
Policy claims-life	12,153	11,809
Other policyholders' funds	20,737	20,195
Due to securities brokers	16,536	32,469
Due to reinsurers	37,454	31,554
Accounts payable, accruals and other liabilities	63,481	70,497
Liabilities related to discontinued operations	-	771
Debt	10,000	7,500
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,090,404	1,101,518

EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares authorized;
16,774,210 and 15,742,020 shares issued;
16,464,541 and 15,232,865 shares outstanding	16,774	15,472
Paid-in capital	112,369	101,003
Accumulated other comprehensive income (loss)	8,957	633
Treasury stock, at cost 309,669 and 239,155 shares	(2,515)	(1,917)
Retained earnings	124,749	115,437

TOTAL IHC STOCKHOLDERS’ EQUITY	260,334	230,628
NONCONTROLLING INTERESTS IN SUBSIDIARIES	16,885	29,646

TOTAL EQUITY	277,219	260,274

TOTAL LIABILITIES AND EQUITY	$1,367,623	$1,361,792

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Premiums earned:
Health	$76,326	$74,071	$226,787	$211,735
Life and annuity	8,904	9,188	28,317	27,022
Net investment income	9,235	11,136	28,984	30,638
Fee income	7,118	8,102	22,823	25,343
Net realized investment gains	924	4,030	2,605	6,013
Total other-than-temporary impairment losses	(385)	(132)	(853)	(2,797)
Portion of losses recognized in other comprehensive income	278	-	278	-
Net impairment losses recognized in earnings	(107)	(132)	(575)	(2,797)
Equity income from AMIC	-	-	-	280
Gain on bargain purchase of AMIC	-	-	-	27,830
Other income	1,259	1,480	4,562	4,592
	103,659	107,875	313,503	330,656
EXPENSES:
Insurance benefits, claims and reserves:
Health	45,560	48,494	146,639	145,309
Life and annuity	11,094	12,826	36,421	37,518
Selling, general and administrative expenses	38,958	37,182	111,275	105,007
Amortization of deferred acquisitions costs	1,844	1,678	5,293	4,716
Interest expense on debt	516	499	1,433	1,447
	97,972	100,679	301,061	293,997
Income from continuing operations
before income taxes	5,687	7,196	12,442	36,659
Income taxes	1,676	2,145	1,167	12,913

Income from continuing operations	4,011	5,051	11,275	23,746

Discontinued operations:
Loss from discontinued operations, net of tax	-	(21)	-	(203)

Net income	4,011	5,030	11,275	23,543

Less income from noncontrolling interests in subsidiaries	(457)	(610)	(1,497)	(1,391)

NET INCOME ATTRIBUTABLE TO IHC	$3,554	$4,420	$9,778	$22,152

Basic income per common share:
Income from continuing operations	$.22	$.29	$.62	$1.46
Loss from discontinued operations	-	-	-	(.01)
Basic income per common share	$.22	$.29	$.62	$1.45

WEIGHTED AVERAGE SHARES OUTSTANDING	16,173	15,233	15,831	15,279

Diluted income per common share:
Income from continuing operations	$.22	$.29	$.62	$1.46
Loss from discontinued operations	-	-	-	(.01)
Diluted income per common share	$.22	$.29	$.62	$1.45

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	16,178	15,233	15,839	15,282

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2011 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2010	$15,472	$101,003	$633	$(1,917)	$115,437	$230,628	$29,646	$260,274

Net income					9,778	9,778	1,497	11,275
Net change in unrealized
gains (losses)			8,207			8,207	390	8,597
Total comprehensive
income						17,985	1,887	19,872
Acquire noncontrolling
interests in American
Independence Corp.	1,293	10,081	117			11,491	(12,491)	(1,000)
Acquire noncontrolling
interests in Wisconsin
Underwriting Associates		391				391	(391)	-
Repurchase of common stock				(598)		(598)	-	(598)
Common Stock dividend
($0.025 Per share)					(396)	(396)	-	(396)
Share-based compensation
expenses and related
tax benefits	9	129				138	-	138
Distributions to noncontrolling
interests						-	(693)	(693)
Other capital transactions		765			(70)	695	(1,073)	(378)

BALANCE AT
SEPTEMBER 30, 2011	$16,774	$112,369	$8,957	$(2,515)	$124,749	$260,334	$16,885	$277,219

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$11,275	$23,543
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on bargain purchase of AMIC	-	(27,830)
Loss from discontinued operations	-	203
Amortization of deferred acquisition costs	5,293	4,716
Net realized investment gains	(2,605)	(6,013)
Net impairment losses recognized in earnings	575	2,797
Equity income from AMIC and other equity method investments	(1,512)	(927)
Depreciation and amortization	3,183	3,609
Share-based compensation expenses	395	574
Deferred tax expense	774	14,730
Other	3,162	1,408
Changes in assets and liabilities:
Net purchase of trading securities	-	(1,355)
Change in insurance liabilities	(2,265)	(27,244)
Additions to deferred acquisition costs, net	(5,814)	(4,952)
Change in net amounts due from and to reinsurers	2,162	15,934
Change in premium and claim funds	(361)	3,702
Change in income tax liability	3,514	(3,175)
Change in due and unpaid premiums	2,948	10,655
Change in other assets	(3,123)	79
Change in other liabilities	(7,040)	(9,732)
Net change in cash from operating activities of continuing operations	10,561	722
Net change in cash from operating activities of discontinued operations	-	(975)
Net change in cash from operating activities	10,561	(253)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(28,346)	10,093
Net sales of securities under resale and repurchase agreements	23,729	9,951
Sales of equity securities	52,826	49,295
Purchases of equity securities	(50,135)	(37,719)
Sales of fixed maturities	284,390	535,848
Maturities and other repayments of fixed maturities	138,875	96,178
Purchases of fixed maturities	(435,757)	(657,028)
Additional investments in other investments, net of distributions	1,129	2,070
Cash acquired in acquisition of AMIC, net of cash paid	-	4,562
Cash paid in acquisitions of companies, net of cash acquired	-	(3,469)
Cash paid in acquisitions of noncontrolling interests	(1,450)	-
Cash paid in acquisition of policy blocks	-	(2,791)
Change in notes and other receivables	1,629	844
Other	(1,390)	(1,581)
Net change in cash from investing activities	(14,500)	6,253

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Proceeds of debt	2,500	-
Repayment of long-term debt	-	(1,500)
Repurchase of common stock	(598)	(1,591)
Excess tax expense from expired stock options and vesting of restricted stock	(164)	(22)
Proceeds of investment-type insurance contracts	5,700	118
Dividends paid	(777)	(767)
Other capital transactions	57	(15)
Net change in cash from financing activities	6,718	(3,777)

Net change in cash and cash equivalents	2,779	2,223
Cash and cash equivalents, beginning of year	11,426	7,394

Cash and cash equivalents, end of period	$14,205	$9,617

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); (ii) its majority owned insurance company, Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Administrative Services, Inc., IHC Risk Solutions, LLC, its full service direct writer of medical stop-loss insurance for self-insured employer groups, and the managing general underwriters ("MGUs") in which it owns a significant voting interest, IHC Health Solutions, Inc. (“IHC Health Solutions”) and Actuarial Management Corporation (“AMC”). These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." At September 30, 2011, IHC also owns a 76% interest in American Independence Corp. (“AMIC”).

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 50.5% of IHC's outstanding common stock at September 30, 2011.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year.

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

Recently Issued Accounting Standards Not Yet Adopted

In September 2011, the FASB issued guidance related to evaluating goodwill for impairment.  The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test.  Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance.  An entity may begin or resume performing the qualitative assessment in any subsequent period.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

(D)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of September 30, 2011. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-month and  nine-month periods ended September 30, 2011.

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

On July 15, 2011, IHC commenced an offer to exchange up to 908,085 shares of its common stock for properly tendered and accepted shares of common stock of AMIC (the “Exchange Offer”).  IHC filed a Registration Statement on Form S-4 in connection with the Exchange Offer that was declared effective by the Securities and Exchange Commission on July 15, 2011 and expired on Friday, August 12, 2011. Pursuant to the Exchange Offer, IHC acquired 1,109,225 shares of AMIC common stock in consideration of 693,228 newly issued shares of IHC common stock plus a de minimis amount of cash paid in-lieu of fractional shares. As a result of the exchange, the Company (i) recorded a $196,000 credit to paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the noncontrolling interest; and (ii) increased its ownership interest in AMIC to 76.0%.

In the third quarter of 2011, AMIC acquired an additional 27.8% ownership interest in its subsidiary, Independent Producers of America, LLC (“IPA”) from noncontrolling interests for cash consideration of $450,000, thereby increasing its ownership in IPA to 78.8% at September 30, 2011. As a result of this transaction, and giving effect to noncontrolling interests in AMIC, the Company (i) reduced noncontrolling interests by $1,127,000; and (ii) recorded a $677,000 credit to paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the noncontrolling interests.

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

For the three months ended September 30, 2010, the Company’s Condensed Consolidated Statement of Operations includes revenues and net income of $21,803,000 and $1,000,000, respectively, from AMIC.

For the period from the Acquisition Date to September 30, 2010, the Company’s Condensed Consolidated Statement of Operations includes revenues and net income of $53,207,000 and $2,253,000, respectively, from AMIC.

The unaudited pro forma revenues and operating results, had the acquisition occurred as of the beginning of the nine-month period ended September 30, 2010, were $316,426,000 and $7,323,000, respectively. The unaudited pro forma information presented is not indicative of the results of operations in future periods, nor does it necessarily reflect the results of operations that would have resulted had the acquisition been completed as of the beginning of the applicable period. Pro forma adjustments to revenues principally reflect the elimination of intercompany fee income, the elimination of the Company’s equity income related to AMIC and the elimination of the gain resulting from the bargain purchase. Pro forma adjustments to net income principally reflect the elimination of the Company’s equity income related to AMIC and the elimination of the gain resulting from the bargain purchase.

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

Note 3.

Income Per Common Share

Income per share calculations are based on income from continuing operations attributable to the common shareholders of IHC for the three-month and nine-month periods ended September 30, 2011 and 2010, as shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income from continuing operations	$4,011	$5,051	$11,275	$23,746

Less income from noncontrolling interests
in subsidiaries	(457)	(610)	(1,497)	(1,391)

Income from continuing operations
attributable to IHC shareholders, net of tax	3,554	4,441	9,778	22,355

Loss from discontinued operations, net of tax	-	(21)	-	(203)

Net income attributable to IHC shareholders	$3,554	$4,420	$9,778	$22,152

Included in the diluted income per share calculations for the three-months and nine-months ended September 30, 2011 are 5,000 and 8,000 of incremental shares, respectively, from; (1) the assumed exercise of dilutive stock options; (ii) the assumed vesting of dilutive restricted stock; and (iii) assumed share settlement of dilutive stock appreciation rights (“SARs”), computed using the treasury stock method. Included in the diluted income per share calculations for the three-months and nine-months ended September 30, 2010 are nil and 3,000 of incremental shares, respectively, from the assumed exercise of dilutive stock options and the assumed vesting of dilutive restricted stock computed using the treasury stock method.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	September 30, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$352,043	$8,376	$(2,400)	$358,019
CMOs- residential (1)	38,865	5,502	(2,143)	42,224
CMOs - commercial	1,448	-	(904)	544
U.S. Government obligations	12,464	701	-	13,165
Agency MBS - residential (2)	8,754	368	-	9,122
GSEs (3)	74,393	1,313	(228)	75,478
States and political subdivisions	318,219	7,254	(1,259)	324,214

Total fixed maturities	$806,186	$23,514	$(6,934)	$822,766

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$8,258	$16	$(783)	$7,491
Preferred stock - perpetuals	19,513	244	(311)	19,446
Preferred stock - with maturities	15,527	1,285	(191)	16,621

Total equity securities	$43,298	$1,545	$(1,285)	$43,558

	December 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$272,061	$3,595	$(3,661)	$271,995
CMOs - residential (1)	58,829	6,662	(1,847)	63,644
CMOs - commercial	1,447	-	(639)	808
U.S. Government obligations	16,617	351	-	16,968
Agency MBS - residential (2)	10,069	206	(51)	10,224
GSEs (3)	70,199	510	(182)	70,527
States and political subdivisions	365,578	2,070	(8,158)	359,490

Total fixed maturities	$794,800	$13,394	$(14,538)	$793,656

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,600	$167	$(98)	$4,669
Preferred stock - perpetuals	31,530	1,065	(315)	32,280
Preferred stock - with maturities	9,790	1,334	-	11,124

Total equity securities	$45,920	$2,566	$(413)	$48,073

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

Unrealized gains (losses) on certain available-for-sale securities (a residential CMO and certain preferred stocks with maturities) include $1,954,000 and $1,763,000 at September 30, 2011 and December 31, 2010, respectively, related to the non-credit related component of other-than-temporary impairment losses, pre-tax, recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$5,090	$5,126.6%
Due after one year through five years	175,516	178,490	21.7%
Due after five years through ten years	199,599	205,660	25.0%
Due after ten years	308,805	312,788	38.0%
	689,010	702,064	85.3%
CMO and MBS
15 year	60,352	63,469	7.7%
20 year	860	869.1%
30 year	55,964	56,364	6.9%

	$806,186	$822,766	100.0%

The following tables summarize, for all securities in an unrealized loss position at September 30, 2011 and December 31, 2010, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$86,733	$2,369	$6,086	$31	$92,819	$2,400
CMOs - residential	10,643	462	7,534	1,681	18,177	2,143
CMO's - commercial	-	-	544	904	544	904
GSEs	36,966	152	3,787	76	40,753	228
States and political
subdivisions	49,200	622	37,383	637	86,583	1,259
Total fixed maturities	183,542	3,605	55,334	3,329	238,876	6,934
Common stocks	6,964	783	-	-	6,964	783
Preferred stocks-perpetual	7,350	38	5,641	273	12,991	311
Preferred stocks with
maturities	7,513	191	-	-	7,513	191
Total temporarily
impaired securities	$205,369	$4,617	$60,975	$3,602	$266,344	$8,219

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$103,247	$3,404	$12,253	$257	$115,500	$3,661
CMOs - residential	12,494	476	16,979	1,371	29,473	1,847
CMOs - commercial	-	-	808	639	808	639
Agency MBS - residential	5,085	51	-	-	5,085	51
GSEs	32,481	170	1,389	12	33,870	182
States and political
subdivisions	195,589	5,292	37,655	2,866	233,244	8,158
Total fixed maturities	348,896	9,393	69,084	5,145	417,980	14,538
Common stocks	999	98	-	-	999	98
Preferred stocks-perpetual	14,845	315	-	-	14,845	315
Total temporarily
impaired securities	$364,740	$9,806	$69,084	$5,145	$433,824	$14,951

At September 30, 2011 and December 31, 2010, a total of 57 and 117 fixed maturities, respectively, and 20 and 13 equity securities, respectively, were in a continuous unrealized loss position for less than 12 months. At September 30, 2011 and December 31, 2010 a total of 23 and 27 fixed maturities, respectively, and 1 and nil equity securities, respectively, had continuous unrealized losses for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities at September 30, 2011 and December 31, 2010 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  With the exception of the securities for which an other-than-temporary impairment was recorded in other comprehensive income, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011 because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, which may be maturity.

At September 30, 2011, the Company had $20,672,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 45.0% were in CMOs that originated in 2005 or earlier and 55.0% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributed to general disruptions in the credit market subsequent to purchase. The Company’s mortgage security portfolio has no exposure to sub-prime mortgages.

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

Based on management’s review of the portfolio, which considered these factors, the Company recognized the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Other-than-temporary impairments:
Fixed maturities	$107	$132	$575	$2,797

For the three-month and nine-month periods ended September 30, 2011, other-than-temporary impairment losses on fixed maturities recognized in earnings of $107,000 and $575,000, respectively, consist of credit losses recorded as a result of expected cash flows of certain debt securities less than the debt securities’ amortized cost. The Company also recognized $278,000 of other-than-temporary losses on fixed maturities as a result of factors other than credit losses, in other comprehensive income, for the three-month and nine-month periods ended September 30, 2011. For the three-month and nine-month periods ended September 30, 2010, $132,000 and $2,065,000, respectively, are credit losses resulting from expected cash flows of debt securities less than the debt securities’ amortized cost. The nine-month period ended September 30, 2010 also includes losses of $732,000 recognized as a result of the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.  No losses for other-than-temporary impairments were recognized in other comprehensive income during the three months or nine months ended September 30, 2010.

For the nine months ended September 30, 2011 and 2010, cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

	2011	2010

Balance at beginning of year	$1,763	$2,394
Credit portion of other-than-temporary
impairment losses recognized during period	107	-
Securities sold	(86)	(631)

Balance at end of period	$1,784	$1,763

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

Note 5.

Net Realized Investment Gains

Net realized investment gains for the three months and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net realized investment gains (losses):
Fixed maturities	$2,252	$5,104	$2,535	$6,847
Common stocks	(696)	(210)	(722)	(58)
Preferred stocks	(632)	490	792	516
Total available-for-sale securities	924	5,384	2,605	7,305

Sales of trading securities	-	(1,355)	-	(1,355)
Other	-	1	-	63

Net realized investment gains	$924	$4,030	$2,605	$6,013

For the three months and nine months ended September 30, 2011, the Company realized gross gains of $3,112,000 and $9,730,000, respectively, and realized gross losses of $2,188,000 and $7,125,000, respectively, on sales of available-for-sale securities. For the three months and nine months ended September 30, 2010, the Company realized gross gains of $6,220,000 and $11,400,000, respectively, and realized gross losses of $836,000 and $4,095,000, respectively, on sales of available-for-sale securities.

Note 6.

Derivative Instruments

In connection with its outstanding $10,000,000 amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate of 1.60% in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt were fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At September 30 2011, the fair value of the interest rate swap was $589,000 which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheet. See Note 7 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the three-month and nine-month periods ended September 30, 2011, the Company recorded $354,000 of losses on the effective portion of the interest rate swap in accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheet, net of related tax benefits of $235,000.

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

  The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at September 30, 2011 and December 31, 2010, respectively (in thousands):

September 30, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$358,019	$-	$358,019
CMOs - residential	-	18,780	23,444	42,224
CMOs - commercial	-	-	544	544
US Government obligations	-	13,165	-	13,165
Agency MBS - residential	-	9,122	-	9,122
GSEs	-	75,478	-	75,478
States and political subdivisions	-	324,214	-	324,214
Total fixed maturities	-	798,778	23,988	822,766

Equity securities available-for-sale:
Common stocks	7,491	-	-	7,491
Preferred stocks - perpetual	19,446	-	-	19,446
Preferred stocks - with maturities	16,621	-	-	16,621
Total equity securities	43,558	-	-	43,558

Total	$43,558	$798,778	$23,988	$866,324

FINANCIAL LIABILITIES:
Interest rate swap	$-	$589	$-	$589

December 31, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$271,995	$-	$271,995
CMOs - residential	-	26,187	37,457	63,644
CMOs - commercial	-	-	808	808
US Government obligations	-	16,968	-	16,968
Agency MBS - residential	-	10,224	-	10,224
GSEs	-	70,527	-	70,527
States and political subdivisions	-	359,490	-	359,490
Total fixed maturities	-	755,391	38,265	793,656

Equity securities available-for-sale:
Common stocks	4,669	-	-	4,669
Preferred stocks - perpetual	32,280	-	-	32,280
Preferred stocks - with maturities	11,124	-	-	11,124
Total equity securities	48,073	-	-	48,073

Total	$48,073	$755,391	$38,265	$841,729

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. At September 30, 2011, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category at September 30, 2011. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in 2011. The changes in the carrying value of Level 3 assets and liabilities for the nine months ended September 30, 2011 are summarized as follows (in thousands):

	September 30, 2011
	CMOs
	Residential	Commercial	Total

Beginning balance	$37,457	$808	$38,265

Gains(losses) included in earnings:
Net realized investment losses	(16)	-	(16)
Other-than-temporary impairments	(575)	-	(575)

Net unrealized gains (losses) included in
accumulated other comprehensive income	(830)	(264)	(1,094)
Non-credit portion of other-than-temporary impairments
included in other comprehensive income	(278)	-	(278)
Sales of securities	(9,196)	-	(9,196)
Repayments and amortization of fixed maturities	(3,118)	-	(3,118)

Balance at end of period	$23,444	$544	$23,988

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

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$23,104	$28,168	$23,216	$28,298

FINANCIAL
LIABILITIES:
Funds on deposit	$416,017	$418,751	$406,366	$411,036
Debt and junior
subordinated debt
securities	48,146	48,146	45,646	45,646

Note 8.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first nine months of 2011 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2010	$51,713	$12,081	$7,997	$20,078

Capitalized software development	-	116	-	116
Amortization expense	-	(1,719)	-	(1,719)

Balance at September 30, 2011	$51,713	$10,478	$7,997	$18,475

Note 9.

Debt

On July 1, 2011, a subsidiary of IHC amended its amortizing term loan with a commercial bank and increased its outstanding debt from $7,500,000 to $10,000,000. The amortizing term loan, as amended:  (i) matures on July 1, 2016; (ii) bears a variable interest rate of Libor plus 3.35%; and (iii) requires annual principal payments in the amount of $2,000,000 commencing on July 2012 through maturity. The Company simultaneously entered into an interest rate swap with the commercial bank lender. (Refer to Note 6 for more information on the interest rate swap).

Note 10.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans. AMIC disclosures reflect the activity subsequent to the Acquisition Date.

A)

IHC Share-Based Compensation Plans

Total share-based compensation was $34,000 and $208,000 for the three months ended September 30, 2011 and 2010, respectively, and was $361,000 and $530,000 for the nine months ended September 30, 2011 and 2010, respectively.  Related tax benefits of $14,000 and $83,000 were recognized for the three months ended September 30, 2011 and 2010, respectively, and were $144,000 and $211,000 for the nine months ended September 30, 2011 and 2010, respectively.

Under the terms of IHC’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. At September 30, 2011, there were 700,380 shares available for future stock-based compensation grants under IHC’s stock incentive plans.

Stock Options

IHC’s stock option activity for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2010	756,480	$11.68
Expired	(66,740)	21.94
September 30, 2011	689,740	10.68

The following table summarizes information regarding IHC’s outstanding and exercisable options as of September 30, 2011:

	Outstanding	Exercisable

Number of options	689,740	381,872
Weighted average exercise price per share	$10.68	$11.24
Aggregate intrinsic value for all options	$-	$-
Weighted average contractual term remaining	2.6 years	2.1 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the nine months ended September 30, 2011. The weighted average grant-date fair-value of options granted during the nine months ended 2010 was $1.57 per share. The assumptions set forth in the table below were used to value the stock options granted during the nine-month period ended September 30, 2010:

Weighted-average risk-free interest rate	2.3%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the Company's common stock	45.0%
Weighted-average expected term of options	4.5 years

Compensation expense of $61,000 and $120,000 was recognized in the three months ended September 30, 2011 and 2010, respectively, and $231,000 and $374,000 was recognized in the nine months ended September 30, 2011 and 2010, respectively, for the portion of the grant-date fair value of stock options vesting during those periods.

No options were exercised during the three months and nine months ended September 30, 2011 or 2010.

As of September 30, 2011, the total unrecognized compensation expense related to non-vested stock options was $303,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.5 years.

Restricted Stock

IHC issued 6,750 and 2,250 shares of restricted stock during the nine months ended September 30, 2011 and 2010, respectively. The total fair value of restricted stock that vested during each of the first nine months of 2011 and 2010 was $23,000. Restricted stock expense was $9,000 and $5,000 for the three months ended September 30, 2011 and 2010, respectively, and was $18,000 and $24,000 for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes restricted stock activity for the nine months ended September 30, 2011:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2010	4,500	$7.80
Granted	6,750	10.82
Vested	(2,250)	$8.67

September 30, 2011	9,000	$9.85

As of September 30, 2011, the total unrecognized compensation expense related to IHC’s non-vested restricted stock awards was $80,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.4 years.

SARs and Share-Based Performance Awards

The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. For the three months ended September 30, 2011 and 2010, IHC recorded $43,000 and $54,000 respectively, of compensation costs for these awards, and for the nine months ended September 30, 2011 and 2010, IHC recorded $82,000 and $72,000, respectively. No SARs were exercised during the nine months ended September 30, 2011 or 2010. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 are liabilities of $161,000 and $79,000, respectively, pertaining to SARs.

Other outstanding awards include share-based performance awards. Compensation costs for these awards are recognized and accrued as performance conditions are met, based on the current share price. For the three months ended September 30, 2011 and 2010, IHC recorded $8,000 and $29,000, respectively, of compensation costs for these awards, and for the nine months ended September 30, 2011 and 2010, recorded $29,000 and $60,000, respectively. The intrinsic value of share-based performance awards paid during the nine months ended September 30, 2011 and 2010 was $53,000 and $54,000, respectively. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 are liabilities of $52,000 and $75,000, respectively, pertaining to share-based performance awards.

B.

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $9,000 and $18,000 for the three months ended September 30, 2011 and 2010, respectively, and was $34,000 and $44,000 for the nine months ended September 30, 2011 and for the period between the Acquisition Date and September 30, 2010, respectively.  Related tax benefits of $3,000 and $8,000 were recognized for the three months ended September 30, 2011 and 2010, respectively, and were $12,000 and $18,000 for the nine months ended September 30, 2011 and for the period between the Acquisition Date and September 30, 2010, respectively.

Under the terms of the AMIC’s stock-based compensation plan, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms are ten years; and vesting periods range from three to four years.  AMIC may also grant shares of restricted stock, stock appreciation rights and share-based performance awards.  Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period. At September 30, 2011, there were 6,517,221 shares available for future stock-based compensation grants under the AMIC stock incentive plan.

Stock Options

AMIC’s stock option activity for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2010	359,234	$9.95
Grants	20,001	5.52
Expired	(31,668)	4.50
Exercised	(13,611)	4.24
September 30, 2011	333,956	$10.43

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of September 30, 2011:

	Outstanding	Exercisable

Number of options	333,956	306,177
Weighted average exercise price per share	$10.43	$10.90
Aggregate intrinsic value for all options	$2,000	$400
Weighted average contractual term remaining	3.37 years	2.83 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2011 and during the period between the Acquisition Date and September 30, 2010 was $3.02 and $2.79 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the periods:

	September 30,
	2011	2010

Weighted-average risk-free interest rate	3.11%	3.69%
Annual dividend rate per share	$-	$-
Weighted-average volatility factor of the Company's common stock	36.89	45.00
Weighted-average expected term of options	5 years	5 years

Compensation expense of $9,000 and $14,000 was recognized for the three months ended September 30, 2011 and 2010, respectively, and was $27,000 and $33,000 for the nine months ended September 30, 2011 and for the period between the Acquisition Date and September 30, 2010, respectively, for the portion of the grant-date fair value of AMIC’s stock options vesting during those periods.

AMIC received cash proceeds of $57,000 upon the exercise of 13,611 options with an intrinsic value of $11,000 during the nine months ended September 30, 2011. AMIC received cash proceeds of $45,000 upon the exercise of 10,000 options with an intrinsic value of $1,000 during the period between the Acquisition Date and September 30, 2010.

As of September 30, 2011, the total unrecognized compensation expense related to AMIC’s non-vested options was $88,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2011 or 2010.  The total fair value of AMIC’s restricted stock that vested during the nine months ended September 30, 2011 and during the period between the Acquisition Date and September 30, 2010 was $12,000 and $13,000, respectively. Restricted stock expense was $0 and $4,000 for the three months ended September 30, 2011 and 2010, respectively, and was $7,000 and $11,000 for the nine months ended September 30, 2011 and the period between the Acquisition Date and September 30, 2010, respectively.

The following table summarizes AMIC’s restricted stock activity for the nine months ended September 30, 2011:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2010	2,500	$6.92
Vested	(2,000)	$6.92
Forfeited	(500)	$6.92

September 30, 2011	-	$-

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

The deferred income tax expense for the nine months ended September 30, 2011 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $3,967,000, representing the increase in the related deferred tax liability from $360,000 at December 31, 2010 to $4,327,000 at September 30, 2011.

Included in the $1,167,000 of  income taxes recorded for the nine months ended September 30, 2011 is a deferred income tax benefit of $2,319,000 associated with IHC’s investment in AMIC. As the result of management’s intention to adopt tax planning strategies to recover IHC’s investment in AMIC in a tax-free manner, the cumulative Federal and State deferred income tax liabilities established as of December 31, 2010 for temporary differences between IHC’s book value and tax basis in AMIC became permanent. Accordingly, IHC released its previously recorded deferred income tax liabilities and will not record deferred income taxes in 2011 and future periods for any earnings or stockholders’ equity adjustments relating to IHC’s investment in AMIC.

At September 30, 2011, AMIC, had net operating loss carryforwards of approximately $271,836,000 for federal income tax purposes which expire between 2019 and 2029. The federal deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheet at September 30, 2011 was $8,837,000, net of a valuation allowance of $85,622,000. AMIC continues to file its own separate income tax return and is not included in the consolidated tax return of IHC.

Note 12.

Supplemental Disclosures of Cash Flow Information

Tax refunds, net of tax payments, were $3,751,000 and $(467,000) during the nine months ended September 30, 2011 and 2010, respectively.

Cash payments for interest were $1,420,000 and $1,431,000 during the nine months ended September 30, 2011 and 2010, respectively.

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

The comprehensive income for the three months and nine months ended September 30, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$4,011	$5,030	$11,275	$23,543
Net change in unrealized gains (losses):
Unrealized gains arising
during the period, net of income taxes	3,709	8,678	8,712	17,609
Net change in non-credit portion of other-than-
temporary impairment losses, net of tax	(115)	(410)	(115)	(410)

Comprehensive income	7,605	13,298	19,872	40,742
Less comprehensive income attributable to
noncontrolling interests	(591)	(610)	(1,887)	(1,391)

Comprehensive income attributable to IHC	$7,014	$12,688	$17,985	$39,351

Included in accumulated other comprehensive income at September 30, 2011 and December 31, 2010 are after-tax impairments losses of $1,247,000 and $1,132,000, respectively, related to the non-credit related component of other-than-temporary impairment losses.

Note 14.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and nine months ended September 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Medical Stop-Loss (A)	$32,668	$34,187	$93,448	$99,533
Fully Insured Health (B)	42,388	37,629	129,706	105,981
Group disability, life, annuities and DBL (C)	14,986	16,626	45,429	50,416
Individual life, annuities and other	13,924	15,858	43,884	44,027
Corporate	(1,124)	(323)	(994)	27,483
	102,842	103,977	311,473	327,440
Net realized investment gains	924	4,030	2,605	6,013
Net impairment losses recognized in earnings	(107)	(132)	(575)	(2,797)

	$103,659	$107,875	$313,503	$330,656

Income Before Income Taxes:
Medical Stop-Loss (A)	$2,691	$955	$4,598	$3,407
Fully Insured Health(B) (D)	2,355	888	7,297	1,967
Group disability, life, annuities and DBL (C)	3,285	3,704	4,873	5,018
Individual life, annuities and other	308	754	652	1,648
Corporate	(3,253)	(2,504)	(5,575)	22,850
	5,386	3,797	11,845	34,890
Net realized investment gains	924	4,030	2,605	6,013
Net impairment losses recognized in earnings	(107)	(132)	(575)	(2,797)
Interest expense	(516)	(499)	(1,433)	(1,447)

	$5,687	$7,196	$12,442	$36,659

(A)

The amount includes equity income from AMIC (prior to its acquisition) of $14,000 for the nine months ended September 30, 2010.

(B)

The amount includes equity income from AMIC (prior to its acquisition) of $244,000 for the nine months ended September 30, 2010.

(C)

The amount includes equity income from AMIC (prior to its acquisition) of $22,000 for the nine months ended September 30, 2010.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $592,000 and $611,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,804,000 and $1,771,000 for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense for the other segments is insignificant.

Note 15.

Subsequent Event

Subsequent to September 30, 2011, the Company sold its 51% interests in MedWatch LLC and Hospital Bill Analysis, LLC.

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

Overview

Independence Holding Company, a Delaware corporation ("IHC"), is a holding company principally engaged in the life and health insurance business through: (i) its wholly owned insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"); (ii) its majority owned insurance company, Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Administrative Services, Inc., IHC Risk Solutions, LLC (“IHCRS”), its full service direct writer of medical stop-loss insurance for self-insured employer groups, and the managing general underwriters ("MGUs") in which it owns a significant voting interest, IHC Health Solutions, Inc. (“IHC Health Solutions”) and Actuarial Management Corporation (“AMC”).  These companies are sometimes collectively referred to as the "Insurance Group," and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." At September 30, 2011, IHC also owns a 76% interest in American Independence Corp. (“AMIC”).

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

The following is a summary of key performance information and events:

On March 5, 2010, IHC acquired a controlling interest in AMIC. Upon achieving control, AMIC’s income and expense amounts became consolidated with IHC’s results. Accordingly, the individual line items on the Condensed Consolidated Statement of Operations for 2010 include approximately seven months of operations of AMIC.

The results of operations for the three months and nine months ended September 30, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$103,659	$107,875	$313,503	$330,656
Expenses	97,972	100,679	301,061	293,997

Income from continuing operations
before income taxes	5,687	7,196	12,442	36,659
Income taxes	1,676	2,145	1,167	12,913

Income from continuing operations	4,011	5,051	11,275	23,746

Discontinued operations:
Loss from discontinued operations	-	(21)	-	(203)

Net income	4,011	5,030	11,275	23,543

Less income from noncontrolling interests
in subsidiaries	(457)	(610)	(1,497)	(1,391)

Net income attributable to IHC	$3,554	$4,420	$9,778	$22,152

•

Income from continuing operations of $.22 per share, diluted, for the three months ended September 30, 2011 compared to $.29 per share, diluted, for the same period in 2010. Income from continuing operations of $.62 per share, diluted, for the nine months ended September 30, 2011, compared to $1.46 per share, diluted, for the nine months ended September 30, 2010.  Net income for 2010 includes a $16.7 million after-tax gain on the bargain purchase of AMIC;

•

Consolidated investment yields (on an annualized basis) of 4.0% and 4.2% for the three months and nine months ended September 30, 2011 compared to 4.9% and 4.6% for the respective periods in 2010;

•

Released $2.3 million of deferred income taxes relative to its investment in AMIC based on the Company’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner;

•

Increased ownership interest in AMIC to 76.0%;

•

Book value of $15.81 per common share, an increase of $.67 per common share from December 31, 2010. The increase is primarily a result of current period net income and the acquisition of noncontrolling interests in AMIC, offset by the issuance of 1,302,190 shares of common stock during the period.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $2.7 million for the third quarter of 2011 compared to $1.0 million for the third quarter of 2010, and reported income before taxes of $4.6 million for the nine months ended September 30, 2011 compared to $3.4 million in the first nine months of 2010. The increase is primarily due to improved underwriting results in 2011;

o

Premiums earned decreased $.4 million and $4.8 million for the three-month and nine-month periods ended September 30, 2011, respectively, when compared to the same periods in 2010. The decrease in premiums earned is due to the cancellation of certain non-owned managing general underwriters in 2010.

o

The Company recorded a decrease in the loss ratio in the medical stop-loss line of business for the three months and nine months ended September 30, 2011 due to improved profitability. The medical stop-loss results for the third quarter of 2011 have begun to show improved profit margins primarily as a result of business written in 2010 performing better than that written in the comparable period of 2009 and the run-out of poorly performing business by non-owned MGUs which were previously cancelled.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Premiums Earned	$30,342	$30,730	$85,658	$90,526
Insurance Benefits, Claims & Reserves	19,562	22,081	58,689	65,355
Expenses	9,228	8,700	25,830	24,109

Loss Ratio(A)	64.5%	71.9%	68.5%	72.2%
Expense Ratio (B)	30.4%	28.3%	30.2%	26.6%
Combined Ratio (C)	94.9%	100.2%	98.7%	98.8%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

Combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported $2.4 million of income before taxes for the three months ended September 30, 2011 as compared to $.9 million for the comparable period in 2010, and reported $7.3 million of income before taxes for the nine months ended September 30, 2011 compared to $2.0 million for the same period in 2010.

o

Premiums earned increased $4.7 million and $24.5 million for the three months and nine months ended September 30, 2011 over the comparable periods in 2010. The increase is primarily due to increased retentions in certain lines of this business.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Premiums Earned	$35,619	$30,920	$108,866	$84,428
Insurance Benefits, Claims & Reserves	21,616	21,004	68,048	57,371
Expenses	11,563	9,168	33,782	24,506

Loss Ratio	60.7%	67.9%	62.5%	68.0%
Expense Ratio	32.5%	29.7%	31.0%	29.0%
Combined Ratio	93.2%	97.6%	93.5%	97.0%

o

The decrease in the loss ratio was primarily attributable to improved underwriting results due to a shift to more limited plans, lower utilization and claims and less exposure to large groups.

o

The underwriting expense ratio increased primarily as a result of an increase in general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and remained relatively flat for the nine months ended September 30, 2011 primarily as a result of better loss ratios in the group term life and LTD lines partially offset by a decrease in the DBL line due to reduced volume and lower rates;

•

Income before taxes from the Individual life, annuities and other segment decreased $.5 million and $.9 million for the three-month and nine-month periods ended September 30, 2011 over the respective periods in 2010 primarily due to lower investment income;

•

Income before taxes from the Corporate segment decreased $.8 million for the third quarter of 2011 compared to the third quarter of 2010. For the nine months ended September 30, 2011, income before taxes from the Corporate segment decreased $28.5 million primarily due to the inclusion, in 2010, of a $27.8 million pre-tax gain as a result of the March 2010 acquired controlling interest in AMIC;

•

Net realized investment gains were $.9 million and $2.6 million for the three months and nine months ended September 30, 2011 compared to net realized investment gains of $4.0 million and $6.0 million for the three months and nine months ended September 30, 2010. Other-than-temporary impairment losses recognized in earnings for the three months and nine months ended September 30, 2011 were $.1 million and $.6 million, respectively, and were $.1 million and $2.8 million for the three months and nine months ended September 30, 2010, respectively; and

•

Premiums by principal product for the three months and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Gross Direct and Assumed
Earned Premiums:	2011	2010	2011	2010

Medical Stop-Loss	$38,472	$40,440	$109,301	$122,040
Fully Insured Health	53,276	52,139	157,052	155,685
Group disability, life, annuities and DBL	23,098	25,744	71,169	78,588
Individual, life, annuities and other	7,921	8,655	25,140	24,395

	$122,767	$126,978	$362,662	$380,708

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Net Premiums Earned:	2011	2010	2011	2010

Medical Stop-Loss	$30,342	$30,730	$85,658	$90,526
Fully Insured Health	35,619	30,920	108,866	84,428
Group disability, life, annuities and DBL	12,416	14,127	38,078	42,723
Individual, life, annuities and other	6,853	7,482	22,502	21,080

	$85,230	$83,259	$255,104	$238,757

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  During the nine months ended September 30, 2011, there were no additions to or changes in the critical accounting policies disclosed in the 2010 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Information by business segment for the three months ended September 30, 2011 and 2010 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2011	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$30,342	1,487	839	19,562	-	10,415	$2,691
Fully Insured Health	35,619	367	6,402	21,616	8	18,409	2,355
Group disability,
life, annuities
and DBL	12,416	2,528	42	7,520	133	4,048	3,285
Individual life,
annuities and
other	6,853	5,977	1,094	7,956	1,703	3,957	308
Corporate	-	(1,124)	-	-	-	2,129	(3,253)
Sub total	$85,230	$9,235	$8,377	$56,654	$1,844	$38,958	5,386

Net realized investment gains							924
Net impairment losses recognized in earnings							(107)
Interest expense							(516)
Income from continuing operations before income taxes							5,687
Income taxes							1,676
Income from continuing operations							$4,011

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2010	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$30,730	1,407	2,050	22,081	-	11,151	$955
Fully Insured Health	30,920	384	6,325	21,004	7	15,730	888
Group disability,
life, annuities
and DBL	14,127	2,455	44	7,855	125	4,942	3,704
Individual life,
annuities and
other	7,482	7,213	1,163	10,380	1,546	3,178	754
Corporate	-	(323)	-	-	-	2,181	(2,504)
Sub total	$83,259	$11,136	$9,582	$61,320	$1,678	$37,182	3,797

Net realized investment gains							4,030
Net impairment losses recognized in earnings							(132)
Interest expense							(499)
Income from continuing operations before income taxes							7,196
Income taxes							2,145
Income from continuing operations							$5,051

 Premiums Earned

The increase in premiums earned is primarily due to: (i) the Fully Insured Health segment which had a $4.7 million increase in premiums in the third quarter of 2011 primarily as a result of increased retentions in the major medical business for groups and individuals and limited medical lines of business and increased volume in the limited medical line, partially offset by a decrease in the student accident line as a result of the cancellation of a producer of this product; partially offset by (ii) a $.4 million decrease in the Medical Stop-Loss segment primarily due to the cancellation of non-owned managing general underwriters in 2010; (iii) $1.7 million decrease in the Group disability, life, annuities and DBL segment primarily due to the point of service line which has been discontinued and decreases in the production of LTD and DBL businesses;  and (iv) a decrease of $.6 million of earned premiums in the Individual life, annuities and other segment primarily as a result of a decrease in the production of annuity contracts slightly offset by premiums from a new final expense product with no comparable amounts in 2010.

Net Investment Income

Total net investment income decreased $1.9 million.  The overall annualized investment yields were 4.0% and 4.9% (approximately 4.1% and 5.2%, on a tax advantaged basis) in the third quarter of 2011 and 2010, respectively. The overall decrease was primarily a result of decreased partnership income and a decrease in investment income on bonds, equities and short-term investments due to lower yields and the shorter duration of our portfolio.  The annualized investment yields on bonds, equities and short-term investments were 4.3% and 4.8% in the third quarter of 2011 and 2010, respectively. IHC has approximately $148.6 million in highly rated shorter duration securities earning on average 1.7%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $.9 million in 2011 compared to $4.0 million of net realized gains in 2010. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

For both the three months ended September 30, 2011 and 2010, the Company recorded $.1 million, of other-than-temporary impairment losses in earnings, pre-tax, resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost.

Fee Income and Other Income

Fee income decreased $1.0 million to $7.1 million in the three months ended September 30, 2011 from $8.1 million in the three months ended September 30, 2010 as a result of the lower volume of business in the Medical Stop-Loss segment and certain lines of the Fully Insured Health segment.

Total other income decreased $.2 million in the three months ended September 30, 2011 to $1.3 million from $1.5 million in the three months ended September 30, 2010.

Insurance Benefits, Claims and Reserves

The decrease in insurance benefits, claims and reserves is primarily attributable to: (i)  a decrease of $2.5 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned partially offset by improved loss ratios in 2011; (ii) a $.4 million decrease in the Group disability, life, annuities and DBL segment largely as a result of decreases in LTD claims and decreases in the point of service line which has been discontinued, partially offset by higher loss ratios in the GTL line of business; (iii) a $2.4 million decrease in the Individual life, annuity and other segment primarily resulting from a decrease in claims and reserves of ordinary life and annuities and reduced production of other annuity contracts; offset by (iv) an increase of $.6  million in the Fully Insured Health segment, principally due to the increase in premiums on the major medical business for groups and individuals, and limited medical lines of business partially offset by a decrease in short term medical claims and a decrease in the student accident line as a result of a lower volume of business.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is primarily due to: (i) a $.8 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $.9 million decrease in the Group disability, life, annuities and DBL segment as a result of the lower volume of the LTD line and the discontinued point of service line; partially offset by (iii) a $2.7 million increase in the Fully Insured Health segment largely due to an increase in commissions as a result of  increased retentions in the major medical business for groups and individuals and limited medical lines of business in 2011 combined with administrative expenses resulting from the increased volume of limited medical business; and (iv) a net increase of $.7 million in the selling, general and administrative expenses of all other lines of business.

Income Taxes

The effective tax rate for the three months ended September 30, 2011 was 29.8% compared to 29.2% in 2010. Due to management’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner, IHC did not record deferred taxes in 2011 relative to its share of earnings from its investment in AMIC, as it had in prior years. While this results in a lower effective tax rate, it was more than offset by a decrease, in 2011, of benefits derived from tax exempt interest and dividend received deductions as a result of the Company’s investments in both state and political subdivisions and preferred securities.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Information by business segment for the nine months ended September 30, 2011 and 2010 is as follows:

			Equity		Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2011	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$85,658	3,679	-	4,111	58,689	-	30,161	$4,598
Fully Insured Health	108,866	1,117	-	19,723	68,048	23	54,338	7,297
Group disability,
life, annuities
and DBL	38,078	7,231	-	120	28,654	397	11,505	4,873
Individual life,
annuities and other	22,502	17,951	-	3,431	27,669	4,873	10,690	652
Corporate	-	(994)	-	-	-	-	4,581	(5,575)
Sub total	$255,104	$28,984	$-	$27,385	$183,060	$5,293	$111,275	11,845

Net realized investment gains								2,605
Net impairment losses recognized in earnings								(575)
Interest expense								(1,433)
Income from continuing operations before income taxes								12,442
Income taxes								1,167
Income from continuing operations								$11,275

				Gain on
				Bargain
			Equity	Purchase,	Benefits,	Amortization	Selling,
		Net	Income	Fee and	Claims	of Deferred	General
	Premiums	Investment	From	Other	and	Acquisition	And
September 30, 2010	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$90,526	3,132	14	5,861	65,355	-	30,771	$3,407
Fully Insured Health	84,428	965	244	20,344	57,371	21	46,622	1,967
Group disability,
life, annuities
and DBL	42,723	7,255	22	416	31,407	373	13,618	5,018
Individual life,
annuities and other	21,080	19,633	-	3,314	28,694	4,322	9,363	1,648
Corporate	-	(347)	-	27,830	-	-	4,633	22,850
Sub total	$238,757	$30,638	$280	$57,765	$182,827	$4,716	$105,007	34,890

Net realized investment gains								6,013
Net impairment losses recognized in earnings								(2,797)
Interest expense								(1,447)
Income from continuing operations before income taxes								36,659
Income taxes								12,913
Income from continuing operations								$23,746

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

Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Condensed Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results.  Accordingly, the individual line items on the Condensed Consolidated Statement of Operations for 2010 reflect approximately seven months of the operations of AMIC.

Premiums Earned

Premiums in the first nine months of 2011 include nine months of earned premiums from AMIC of $54.6 million compared to seven months of earned premiums from AMIC of $43.4 million in 2010. Excluding these amounts, earned premiums increased $5.1 million. The increase is primarily due to: (i) the Fully Insured Health segment which had a $19.2 million increase in premiums in the first nine months of 2011 primarily as a result of increased retentions in the major medical business for groups and individuals, short term medical and limited medical lines of business and increased volume in the major medical business for groups and individuals and limited medical lines, partially offset by a decrease in the student accident line as a result of the cancellation of a producer of this product; (ii) an increase of $1.4 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the ceding of certain ordinary life and annuity business during 2010, in part offset by reduced production of annuity contracts; partially offset by (iii) a $10.5 million decrease in the Medical Stop-Loss segment primarily due to the cancellation of non-owned managing general underwriters in 2010; and (iv) a $5.0 million decrease in the Group disability, life, annuities and DBL segment primarily due to the point of service line which has been discontinued.

Net Investment Income

Total net investment income decreased $1.6 million.  The overall annualized investment yields were 4.2% and 4.6% (approximately 4.3% and 4.8%, on a tax advantaged basis) in the first nine months of 2011 and 2010, respectively. The overall decrease was primarily a result of lower partnership income offset, in part, by a decrease in investment income on bonds, equities and short-term investments due to lower yields and the shorter duration of our portfolio.  The annualized investment yields on bonds, equities and short-term investments were 4.2% and 4.6% in the first nine months of 2011 and 2010, respectively. IHC has approximately $148.6 million in highly rated shorter duration securities earning on average 1.7%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $2.6 million in 2011 compared to $6.0 million of net realized gains in 2010. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

For the nine months ended September 30, 2011 and 2010, the Company recorded $.6 million and $2.8 million, respectively, of other-than-temporary impairment losses in earnings, pre-tax. In 2011, other-than-temporary impairment losses recognized in earnings consist of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost. In 2010, other-than-temporary impairment losses recognized in earnings consist of $2.0 million of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost and $.8 million resulting from the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.

Fee Income and Other Income

Fee income decreased $2.5 million to $22.8 million in the nine months ended September 30, 2011 from $25.3 million in the nine months ended September 30, 2010 as a result of the lower volume of business in the Medical Stop-Loss segment and certain lines of the Fully Insured Health segment.

Total other income for the nine months ended September 30, 2011 remained comparable to other income for the nine months ended September 30, 2010.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves in the first nine months of 2011 includes nine months of benefits, claims and reserves from AMIC of $36.1 million compared to seven months of benefits, claims and reserves from AMIC of $29.9  million in 2010. Excluding these amounts, benefits, claims and reserves decreased $5.9 million. The decrease is primarily attributable to: (i) a decrease of $8.8 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned; (ii) a $3.0 million decrease in the Group disability, life, annuities and DBL segment largely as a result of lower loss ratios on the GTL line of business and a decrease in the point of service line which has been discontinued; and (iii) a $1.0 million decrease in the Individual life, annuity and other segment primarily resulting from a decrease in individual annuity contracts in 2011 and an increase in ordinary life and annuities; partially offset by (iv) an increase of $6.9 million in the Fully Insured Health segment, principally due to the increase in premiums on the major medical business for groups and individuals, short term medical and limited medical lines of business partially offset by a decrease in the student accident line as a result of a lower volume of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in first nine months 2011 include nine months of expenses from AMIC of $21.2 million compared to seven months of expenses from AMIC of $16.4 million in 2010. Excluding these amounts, selling, general and administrative expenses increased $1.5 million. The increase is primarily due to: (i) a $2.3 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $2.2 million decrease in the Group disability, life, annuities and DBL segment; partially offset by (iii) a $5.1 million increase in the Fully Insured Health segment largely due to an increase in commissions as a result of increased retentions in the major medical business for groups and individuals, short term medical and limited medical lines of business in 2011 combined with administrative expenses resulting from the increased volume of major medical business for groups and individuals and limited medical business; and (iv) a net increase of $.9 million in the selling, general and administrative expenses of all other lines of business.

Income Taxes

In 2011, IHC eliminated $2.3 million of previously recorded deferred income taxes due to management’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner.  In addition, under the above assumptions, IHC did not record deferred taxes in 2011 relative to its share of earnings from its investment in AMIC, as it had in prior years, also resulting in a lower effective tax rate in the current year. Excluding this transaction, the effective tax rate for the nine months ended September 30, 2011 was 28.2% compared to 35.1% in 2010. The high effective tax rate in 2010 is primarily attributable to higher jurisdictional tax rates on the gain related to the AMIC acquisition in 2010.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. For the nine months ended September 30, 2011 and 2010, Madison National Life paid dividends of $2.0 million and $3.5 million, respectively.

Cash Flows

The Company had $14.2 million and $11.4 million, respectively, of cash and cash equivalents as of September 30, 2011 and December 31, 2010.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2011 was $10.6 million.

Net cash used by investing activities for the nine months ended September 30, 2011 was $14.5 million of which a net $14.4 million was invested in securities under resale agreements, equity securities and fixed maturities held-for-sale in addition to $1.0 million used to acquire additional shares of AMIC.

The Company has $458.3 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2011, cash received from the maturities and other repayments of fixed maturities was $138.9 million.

Cash flows provided by financing activities include $2.5 million of proceeds on debt.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $120.5 million at September 30, 2011. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2011.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	September 30,	December 31,
	2011	2010

Medical Stop-Loss	$60,945	$64,338
Fully Insured Health	32,657	34,540
Group Disability	92,426	90,633
Individual A&H and Other	8,720	8,457

	$194,748	$197,968

Major factors that affect the Projected Net Loss Ratio assumption in reserving for medical stop-loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (ii) the adherence to the Company's underwriting guidelines. Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio.

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

The $29.7 million increase in IHC’s stockholders' equity in the first nine months of 2011 is primarily due to $9.8 million of net income, $8.2 million of net unrealized gains on available-for-sale securities and the $11.5 million acquisition of noncontrolling interests in AMIC.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $8.2 million at September 30, 2011, approximately 97.4% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2011, approximately 2.6% (or $21.5 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The increase in non-investment grade securities is primarily due to the downgrades in credit ratings of certain Alt-A mortgage securities The Company does not have any non-performing fixed maturities at September 30, 2011.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the nine months ended September 30, 2011, the Company recorded $.9 million of losses for other-than-temporary impairments consisting of $.6 million of credit losses recognized in earnings and $.3 million of impairment losses recognized in other comprehensive income representing the non-credit related component. The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2011. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2011 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$1,802	$-	$227	$905	$2,934
Equity securities	342	-	-	-	342
	$2,144	$-	$227	$905	$3,276

Net unrealized gains were $9.0 million and $.6 million at September 30, 2011 and December 31, 2010, respectively. In 2011, the Company experienced an increase in net unrealized gains on available-for-sale securities of $15.2 million which was offset by a $.2 million pre-tax change in the non-credit portion of other-than-temporary impairment losses recorded in other comprehensive income, $4.0 million of deferred taxes and $2.6 million of deferred policy acquisition costs. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2011, is not materially different from that reported in the schedule of such obligations at December 31, 2010 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

 For 2011, we will continue to emphasize:

•

Preparing for health care reform by proactively adjusting our mix of Fully Insured Health products and distribution strategies to take advantage of changing market demands, while continuing to increase the efficiency of our fully insured administrative companies.

•

Leveraging our increased control over our medical stop-loss block and the efficiencies of scale arising from the formation of IHCRS to organically generate or acquire additional Medical Stop-Loss business while continuing to improve the profitability of the block. In addition, we will retain more risk on our business as a result of our increased capital base, which will increase our net retained premiums and our future profits starting next year.

•

Closely monitoring the experience in our Group disability, life annuities and DBL business.

The Company remained highly liquid in 2011 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $148.6 million in highly rated shorter maturity securities earning on average 1.7%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

At September 30, 2011, IHC owned approximately 76% of the outstanding common stock of AMIC.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2011 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2010 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. As of September 30, 2011, 233,786 shares were still authorized to be repurchased under the plan. Share repurchases during the third quarter of 2011 are summarized as follows:

2011
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

July	-	-	285,700
August	24,514	8.66	261,186
September	27,400	$7.47	233,786

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

November 10, 2011

Roy T.K. Thung

Chief Executive Officer and President

 By:

/s/Teresa A. Herbert

Date:

November 10, 2011

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer