Form 10-K
period 2011-12-31
INDEPENDENCE HOLDING CO
filed 2012-03-15
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 COMMISSION FILE NUMBER 0-10306

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

Yes ___    No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes _X__      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company  in Rule 12b-2 of the Exchange Act.

Large accelerated filer __

   Accelerated filer ___    Non-accelerated filer  X

Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2011 was $70,618,000.

18,009,664 shares of common stock were outstanding as of March 9, 2012.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2011 annual meeting of stockholders to be held in June 2012 are incorporated by reference in response to Part III of this Report.

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

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.  We describe some of these risks and uncertainties in greater detail in Item 1A-Risk Factors of this report.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. In light of these risks, uncertainties and assumptions, any forward-looking event discussed in this report may not occur. Our forward-looking statements speak only as of the date made, and we undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments, unless the securities laws require us to do so.

PART I

ITEM 1.  BUSINESS

Business Overview

Independence Holding Company is a Delaware corporation (NYSE: IHC) that was formed in 1980.  We are a holding company principally engaged in the life and health insurance business with principal executive offices located at 96 Cummings Point Road, Stamford, Connecticut 06902. At December 31, 2011, we own a 78% controlling interest in American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company ("Independence American"), IHC Risk Solutions LLC (“Risk Solutions”), its full service direct writer of medical stop-loss insurance for self-insured employer groups, and controlling interests in two agencies.

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

IHC provides specialized life and health coverage and related services to commercial customers and individuals.  We focus on niche products and/or narrowly defined distribution channels in the United States.  Our wholly owned insurance company subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") market their products through independent and affiliated brokers, producers and agents.  Independence American also distributes through these sources as well as to consumers through a dedicated controlled distribution company.

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

IHC retains much of the risk that it underwrites, and focuses on the following lines of business:

•

Medical excess (or "stop-loss")

•

Multiple fully insured health lines, including pet insurance beginning in 2012

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

Our administrative companies underwrite, market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions or profit slides. In the second quarter of 2011, AMIC consolidated its wholly owned managing general underwriter (“MGU”) subsidiaries and changed the name of the merged entity to IHC Risk Solutions LLC (“Risk Solutions”). During 2011, our principal administrative companies were: (i) IHC Health Solutions Inc. (“Health Solutions”), a full-service marketing, management and administrative services company that operates in the individual and small employer markets; (ii) Risk Solutions, a full-service direct writer of medical stop-loss insurance for self-insured employer groups; and (iii) Actuarial Management Corporation ("AMC"), an actuarial consulting firm providing product development and valuation services to the small carrier marketplace.

In addition, AMIC owns controlling interests in Independent Producers of America, LLC ("IPA") and Healthinsurance.org LLC. IPA is a national, career agent marketing organization. Healthinsurance.org LLC is an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance, including in 2011 those over age 65.  Our general agencies earn commissions for selling life and health insurance products underwritten by IHC’s owned and affiliated insurance companies and also by unaffiliated carriers.

For information pertaining to the Company's business segments, reference is made to Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Our Philosophy

Our business strategy consists of maximizing underwriting profits through a variety of niche life and health insurance products and through distribution channels that enable us to access specialized or underserved markets in which we believe we have a competitive advantage.  Historically, our carriers have focused on establishing preferred relationships with producers who seek an alternative to larger, more bureaucratic health insurers, and on providing these producers with personalized service and unique rewards programs.  A growing portion of our business comes from direct-to-consumer initiatives.  While our management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions. We seek relationships that will generate fee income and profit commissions for our administrative companies as well as risk income for our insurance carriers thereby permitting us to leverage IHC's vertically integrated organizational structure.

As a result of our increased control of distribution through corporate acquisitions, we have strengthened our ability to respond to market cycles in the health insurance sector by deploying our insurance underwriting activity across a larger number of business lines.  In recent years, we have emphasized writing stop-loss business through Risk Solutions and only a few select managing general underwriters (“MGUs”) with whom we have done business for many years, including TRU Services, LLC (“TRU”), in which we have an equity interest.  This has allowed us to be more selective in order to achieve better stop-loss underwriting results by terminating all under-performing non-owned programs.  While we have always focused on smaller self-funded groups, we have recently focused on developing stop-loss solutions for plans with 100 or fewer employees. These plans are increasingly looking for affordable health-financing alternatives as a result of federal health care reform.  We have a substantial minority ownership interest in an MGU that is led by executives who previously had built a large, profitable premium block in this niche for one of our competitors in several states whose health care laws were the models for federal health care reform.

As a result of focusing on the most profitable business niches and distribution partnerships, we have seen a decrease in our gross written stop-loss premiums and have marginally increased our gross written fully insured health premiums.  Net earned premiums have increased primarily due to a reduction in reinsurance. While we have benefitted from fee income generated by our administrative and sales companies in recent years, which is generally not subject to insurance risk, we have seen a decrease in these fees in the current year as a result of a lower volume of premiums administered.  At the same time, we expect to experience decreases in administrative costs in both our Fully Insured Health and Stop-Loss segments resulting from the consolidation and efficiency initiatives implemented in the last several years.

DISTRIBUTION

Medical Stop-Loss

We market medical stop-loss primarily through Risk Solutions and to a much less extent through independent MGUs. Standard Security Life is the primary carrier for our employer medical stop-loss products, although we also write business for Madison National Life, Independence American and for unaffiliated carriers. During 2011, IHC owned two managing general underwriters, Majestic Underwriters LLC ("Majestic") and Alliance Underwriters, LLC (“AU”), which transferred their stop-loss blocks and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.   MGUs are non-salaried contractors that receive administrative fees.  They are responsible for underwriting accounts in accordance with guidelines formulated and approved by us, billing and collecting premiums, paying commissions to agents, third party administrators ("TPAs") and/or brokers, and processing claims. With respect to those select MGUs with which we do business, we establish underwriting guidelines, maintain approved policy forms and oversee claims for reimbursement, as well as  appropriate accounting procedures and reserves. In order to accomplish this, we audit the MGUs' underwriting, claims and policy issuance practices to assure compliance with our guidelines, provide the MGUs with access to our medical management and cost containment expertise, and review cases that require referral based on our underwriting guidelines. MGUs receive fee income, generally a percentage of gross premiums produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results.

Standard Security Life, Madison National Life and Independence American write approximately 72% of their medical stop-loss business through Risk Solutions and TRU.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Fully Insured Health

The Fully Insured Health Segment includes the following lines of business (major medical health plans for small groups, individuals and families, dental/vision, short-term medical ("STM"), limited medical, pet insurance, and ancillary benefits, such as accident and critical illness plans) that are sold in the majority of states through multiple and varied distribution strategies.  The largest line of business in this segment continues to be major medical for small employer groups (defined as employers with between two and fifty employees). The majority of our business in this segment is written (i) directly to agents through the Health Solutions telesales unit, (ii) through private-label arrangements managed by Health Solutions with non-affiliated carriers, (iii) through AMIC's captive agency relationships, and (iv) direct to consumers through company-owned websites. We also market through general agents, agents and brokers.

We entered the Fully Insured Health Segment as a result of several strategic acquisitions and partnerships starting in 2005.  We have built a controlled platform to write small-group major medical, major medical health plans for individuals and families, dental/vision, short-term medical limited medical, pet insurance and ancillary benefits. Our senior management team has extensive experience in these lines of business and the majority of our current fully insured health block was previously administered (on behalf of other carriers) by the companies we have acquired. The acquisition in 2007 of AMC not only brought in-house the actuarial expertise necessary to maintain the profitability of our fully insured business, but also added another source of fee income and potential profit commissions. The acquisition of Health Solutions, also in 2007, has provided us with a marketing company specializing in alternative distribution methods and strategic partnerships.

In January 2010, in order to improve efficiency and service to our clients, we combined the operations of GroupLink and HPA, along with the medical management and marketing services of Insurers Administrators Corporation (“IAC”), into those of Health Solutions, and the claims processing and administrative function of IAC was rebranded as IHC Administrative Services, Inc. (“IHC Administrative Services”). As a result of these changes, all marketing, sales, underwriting and administrative functions have been collected under Health Solutions.

The Fully Insured Health Segment has approximately 330 salaried employees performing all aspects of underwriting, risk selection and pricing, policy administration and management of fully insured group and individual health insurance on behalf of IHC and other carriers, and management of approximately $250 million of individual and group health and life premiums and premium equivalents for multiple insurers.

The agents and brokers who produce the Fully Insured Health business are non-salaried contractors who receive commissions.

Other Products

Our other products are primarily distributed by general agents, agents and brokers. The short-term statutory disability benefit product in New York State ("DBL") is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets. Beginning in 2012, Madison National Life will also reinsure and begin writing life, disability and health products serving the needs of expatriates, third-country nationals and local nationals.

For a number of years Madison National Life has sold a whole-life product with an annuity rider to military personnel and civil service employees.  As a result of this experience, in 2008 Madison National Life formed a subsidiary, IHC Financial Group, Inc. (“IHC Financial Group”), to recruit agents to sell life and annuity products to state and federal employees. Since these products are currently not available through IHC’s carriers, IHC Financial Group has contracted with highly rated insurance companies to sell their life and annuity products to these individuals. The income for IHC Financial Group is derived completely from commissions on the sale of the products of these other companies. The agents and brokers who produce this business are non-salaried contractors who receive commissions.  We did not earn significant income from this subsidiary in 2010, but earned approximately $140,000 in 2011 and we do anticipate increased growth as we continue to recruit new agents.  We wrote about $5.7 million of annualized premiums from our whole-life and annuity products in 2011 and expect to write about $6.2 million of annualized premium in 2012.  In the last quarter of 2010, Madison National Life began selling a final expense whole life product. It is expected to write about $3.7 million of annualized premium in 2012.

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

IHC experienced a reduction in premiums in the Medical Stop-Loss line of business in 2011 due to the termination of several independent MGUs.  As a result of the reorganization of Risk Solutions into a direct writer, we have seen significant increases in production in each of the past three months, and we expect this trend to continue throughout 2012.

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

In addition to small group, the Company offers a unique group medical plan to employers (small and large) who are contractors working on government-funded projects under the Davis-Bacon and Service Contract Acts (the “Acts"), much of which is associated with current and future U.S. infrastructure improvements. This plan helps contractors meet the provisions of a "bona fide" fringe benefit for their hourly workers as required in the Acts.

The Company experienced a $14.0 million increase in net retained premiums in the small group line in 2011due to increased retentions. Gross premiums decreased primarily as a result of fewer groups purchasing major medical coverage and fewer participants in each group as a result of recessionary economic conditions, and stricter underwriting guidelines.

Short-Term Medical

IHC sells short-term major medical products ("STM") in the majority of states. STM is designed specifically for people with transient needs for health coverage. Typically, STM products are written as major medical coverage with a defined duration, which is twelve months or less. Among the typical purchasers of STM products are self-employed professionals, recent college graduates, persons between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time.

IHC’s gross premium declined in this line of business in 2011 due to the termination of several non-owned distributors. Underwriting profits increased significantly. We anticipate modest growth in this line of business.

Dental/Vision

IHC sells group and individual dental products in the majority of states. We administer the majority of IHC's dental business and are also the primary distribution source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups.  Beginning in 2012, we reached an agreement with Aetna to offer their network rates in many key states. Employer plans are offered on both employer paid and employee voluntary bases.  As part of the distribution of our dental products, we also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials.  Life plans are available on scheduled or percentage of salary basis and short-term disability is offered as a percentage of salary or flat amount.

Standard Security Life writes vision policies in the State of New York on behalf of national vision providers.  IHC does not control the distribution or underwriting of this product, and therefore it does not retain its normal share of the risk and does not earn administrative fee income, other than the carrier fee.

Gross dental premiums declined in 2011 due to pricing action, but net premiums increased slightly due to higher retention.  We would like to write more dental business in 2012 through new distribution relationships and possible block acquisitions.  We experienced growth in the vision line of business in 2011 and anticipate modest growth in 2012

Major Medical for Individuals and Families

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

 The Company anticipates growth in this line of business in 2012 as a result of new distribution sources and more focus on individual products by the telesales unit of Health Solutions.

Hospital Income Plans (“HIP”)

The Company began to market scheduled benefit HIP plans through its captive distribution in late 2010. The product is offered as both a supplement to a major medical and as a practical solution for uninsured consumers. In 2011, the Company recorded less than $1.5 million of gross written premium but expects to write about $4.0 million in 2012, through its own captive distribution and through other carefully selected distribution partners.

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

In 2011, the Company recorded $14.1 million of gross premiums and projects continued growth in 2012. Beginning in 2011, the Company began to issue limited medical plans to uninsured consumers who pay for their own health insurance which are included in the above mentioned gross premiums. Less than $1.0 million was written in 2011. It is expected to grow to roughly $2.0 million in 2012 through carefully selected distribution sources.

Ancillary Benefits

 In 2011, the Company recorded about $1.0 million of ancillary benefit premiums, mostly accident plans for the self-employed that are marketed through two national associations.  In late 2011, the Company began to write critical illness plans for individuals.  In 2012, it is expected that the Ancillary Benefits will record about $2.5 million in premium through carefully selected distribution partners.

Final Expense

In the last quarter of 2010, the Company began marketing a whole life product commonly referred to as a final expense life policy. This whole life product is sold to people in the 50 to 85 years old range. The face amounts can range from $2,500 to $50,000. We are currently averaging about $13,500 per policy. This product is marketed through an exclusive arrangement with a large national marketing company.

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

The Company experienced a decrease in sales to school districts and municipalities in 2011 as compared to 2010. We expect a slight increase in premiums in 2012.

New York Short-Term Disability (DBL)

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  Standard Security Life's DBL premiums declined in 2011 due to rate reductions on its large cases due to favorable loss experience as well as a decrease in case size due to the reduction in employees as a result of the current economic environment. The Company anticipates premiums will be relatively flat in 2012.

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

LIFE INSURANCE IN-FORCE

The following table summarizes the aggregate life insurance in-force of the Insurance Group excluding the credit life and disability segment which is discontinued operations (in thousands):

	2011	2010	2009

LIFE INSURANCE IN-FORCE:
Group	$9,690,436	$9,615,359	$9,800,776
Individual term	450,314	501,123	531,854
Individual permanent	1,418,437	1,428,283	1,462,126

TOTAL LIFE INSURANCE IN-
FORCE (1), (2)	$11,559,187	$11,544,765	11,794,756

NEW LIFE INSURANCE:
Group	$446,640	$1,070,815	$3,820,519
Individual term	10,343	25,402	26
Individual permanent	153,394	83,463	77,734

TOTAL NEW LIFE INSURANCE	$610,377	$1,179,680	$3,898,279

NOTES:

(1)	Includes participating insurance	$153,492	$157,651	$170,840

(2)	Before ceded reinsurance of:
	Group	$5,692,074	$5,248,587	$5,624,680
	Individual	515,311	548,856	548,879

	Total ceded reinsurance	$6,207,385	$5,797,443	$6,173,559

In 2009, there was a large increase in group term life insurance in-force as a result of new distribution sources.

ACQUISITIONS OF POLICY BLOCKS

In addition to its core life and health lines of business distributed as described above, IHC’s acquisition group has acquired blocks of existing life insurance, annuity and disability policies from other insurance companies, guaranty associations and liquidators. Most of the acquired blocks have been primarily life, annuities or disability policies. Not only have these transactions yielded a healthy rate of return on the investment, but the overall long-term nature of the policies acquired serves as a counterbalance to the bulk of the policies currently being written which are short-term in nature.

The Company did not acquire any significant policy blocks in 2011 or in 2009, and does not expect to in 2012. During 2010, Madison National Life acquired a block of life insurance policies with approximately $1.6 million of life reserves.

During 2008, Madison National Life acquired a block of life insurance policies with approximately $64.4 million of life reserves. The block consists of approximately $32.2 million of older, traditional life reserves and $32.2 million of annuity reserves.

REINSURANCE AND POLICY RETENTION LIMITS

The Company's average retention of gross and assumed Medical Stop-Loss exposure was 78% in 2011 and 75% in 2010. In 2009, prior to the acquisition of AMIC, the Company’s average retention of Medical Stop-Loss exposure was 56.7%. Standard Security Life and Madison National Life ceded, on average, 23.0% in 2009 of their Medical Stop-Loss business to their affiliate, Independence American. Standard Security Life retained 80% of DBL premium with the balance ceded to Independence American.

In 2011, IHC retained approximately 68% of gross and assumed Fully Insured Health exposure, up from approximately 58% in 2010. Retentions on other lines of business remained relatively constant in 2011. The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

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

Maximum net retention limits for Standard Security Life are: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) up to $1,250,000 on any one medical stop-loss claim;

(iv) $5,000 of monthly benefits on disability income policies; and (v) up to $1,250,000 for fully insured medical in a calendar year.  Standard Security Life also maintains catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business. Maximum net monthly retention limits on any one life for Madison National Life are: (i) $8,600 per month on group long-term disability insurance; (ii) $1,500 per week on group short-term disability insurance; (iii) $125,000 per individual on group term life, accidental death benefits, including supplemental life and accidental death and dismemberment; (iv) $125,000 on substandard ordinary life, group family life and individual ordinary life; (v) up to $1,250,000 on any one medical stop-loss claim; (vi) individual monthly benefits from 1,000 to $2,500 depending on recipient age and length of benefit period for individual accident and health insurance; and (vii) up to 1,250,000 for fully insured medical in a calendar year. Maximum net retention limits for Independence American are: (i) up to $1,250,000 on any one medical stop-loss claim; and (ii) up to $1,250,000 for fully insured medical in a calendar year.

Effective April 1, 2009, Madison National Life entered into a reinsurance treaty with an unaffiliated reinsurer to cede $48.8 million of life reserves.

In the fourth quarter of 2011, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer effective January 26, 2012 and transferred approximately $143 million of group annuity reserves in the first quarter of 2012.

The following reinsurers represent approximately 85% of the total ceded premium for the year ended December 31, 2011:

Munich Re America, Inc.	28%
Union Security Insurance Company	22%
Fidelity Security Life Insurance Company	18%
National Insurance Company of Wisconsin, Inc.	6%
Gerber Life Insurance Company	6%
American Fidelity Assurance Company	5%

85%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2011 and 2010, the Insurance Group's ceded reinsurance in-force (excluding the credit life and disability segment which is discontinued operations) was $6.2 billion and $5.8 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 21 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

More than 99% of the Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. The remaining $3.2 million is invested with independent investment managers. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2011, approximately 97.6% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations.   Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death.  Standard Security Life and Madison National Life are also required by law to have an annual asset adequacy analysis, which, in general, projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company. Standard Security Life, Madison National Life and Independence American invest their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective board of directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. The Company occasionally utilizes options to modify the duration and average life of the assets.

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

The following table reflects the asset value in dollars (in thousands) and as a percentage of total investments of the Company as of December 31, 2011:

	CARRYING	% OF TOTAL
INVESTMENTS BY TYPE	VALUE	INVESTMENTS

Fixed maturities:
United States Government and
government agencies and authorities	$167,167	17.9%
Government-sponsored enterprise	59,851	6.4%
States, municipalities and political
Subdivisions	255,402	27.4%
All other debt securities	360,453	38.6%

Total fixed maturities	842,873	90.3%

Equity securities:
Common stocks	6,699.7%
Non-redeemable preferred stocks	30,842	3.3%

Total equity securities	37,541	4.0%

Short-term investments	50	-
Securities purchased under agreements
to resell	17,258	1.9%
Investment partnership interests	4,139.5%
Operating partnership interests	6,829.7%
Policy loans	23,109	2.5%
Investment in trust subsidiaries	1,146.1%

Total investments	$932,945	100.0%

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in stockholders' equity as accumulated other comprehensive income or loss:

	2011	2010	2009
	(In thousands)

Consolidated Statements of Operations
Net investment income	$39,788	$41,801	$43,520
Net realized investment gains	8,670	4,646	8,789
Other-than-temporary impairments in earnings	(1,523)	(3,819)	(29,991)

Consolidated Balance Sheets
Net unrealized gains	14,029	15,107	87,488
Other-than-temporary impairments
in other comprehensive income	(948)	-	-

Total pre-tax investment performance	$60,016	$57,735	$109,806

The above net unrealized gains, which have been recognized in the Consolidated Balance Sheets, represent the net change in unrealized gains and losses on available-for-sale securities that occurred during the year, including the increase or decrease in fair value of securities that were previously impaired, but prior to adjustments for deferred acquisition costs and deferred income taxes. The Company does not have any non-performing fixed maturity investments at December 31, 2011.

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

IHC is an insurance holding company; and as such, IHC and its subsidiary carriers and administrative companies are subject to regulation and supervision by multiple state insurance regulators, including the New York State Insurance Department (Standard Security Life's domestic regulator), the Wisconsin Department of Insurance (Madison National Life's domestic regulator) and the Office of the Insurance Commissioner of the State of Delaware (Independence American’s domestic regulator).  Each of Standard Security Life, Madison National Life and Independence American is subject to regulation and supervision in every state in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or insurance holding company.

Certain transactions within the IHC holding company system are also subject to regulation and supervision by such regulatory agencies.  All such transactions must be fair and equitable.  Notice to or prior approval by the applicable insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under New York, Wisconsin and Delaware insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person.  Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds, with the power to vote ten percent or more of the voting securities of any other person. In Wisconsin, control is presumed if any person, directly or indirectly, owns, controls or holds with the power to vote more than ten percent of the voting securities of another person. In Delaware, control is presumed if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person. In all three states, the acquisition of control of a domestic insurer needs to be approved in advance by the Commissioner of Insurance. See Note 23 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

DISCONTINUED OPERATIONS

Effective December 31, 2007, the Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer. The Company recorded income (loss) from discontinued operations of  $(.3) million and $.3 million for the years ended December 31, 2010 and 2009,  respectively, net of taxes, representing expenses and changes in claims and reserves related to the insurance liabilities for claims incurred prior to the aforementioned sale. No income (loss) from discontinued operations was recorded during the year ended December 31, 2011.

EMPLOYEES

At December 31, 2011, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 580 employees.

ITEM 1A.

RISK FACTORS

Many of the factors that affect our business and operations involve risk and uncertainty. The risks and uncertainties described below are not the only ones that we face, but are those that we have identified as being the most significant factors.  Additional risks and uncertainties that we do not know about, or that we deem less significant than those identified below, may also materially and adversely affect our business, financial condition or results of operations and the trading price of our common stock.

Risks related to our Business

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

In particular, at December 31, 2011, fixed maturities represented $842.9 million or 90.3% of our total investments of $932.9 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2011, approximately 97.6% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $50.3 million of our $1.4 billion in total assets as of December 31, 2011. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

Our agreements with our producers (including independent MGUs) require that each producer follow underwriting guidelines published by us and amended from time to time.  Failure to follow these guidelines may result in termination or modification of the agreement. We perform periodic audits to confirm adherence to the guidelines, but it is possible that we would not detect a breach in the guidelines for some time after the infraction, which could result in a material impact on the Net Loss Ratio (defined as insurance benefits, claims and reserves divided by the difference between premiums earned and underwriting expenses) for that producer and could have an adverse impact on our operating results.

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

Our business depends significantly on effective information systems, and we have different information systems for our various businesses. We have committed and will continue to commit significant resources to develop, maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. Our failure to maintain effective and efficient information systems could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to our Industry

Our industry is highly regulated and changes in regulations affecting our businesses may reduce our profitability and limit our growth.

Our insurance subsidiaries are subject to state insurance laws and regulated by the insurance departments of the various states in which they are domiciled and licensed, which, among other things, conduct periodic examination of insurance companies.  State laws grant insurance regulatory authorities broad administrative powers with respect to various aspects of our insurance businesses, including:

•	licensing companies and agents to transact business and regulating their respective conduct in the market;
•	approving policy forms and premium rates;

•	requiring certain methods of accounting and prescribing the form and content of records of financial condition required to be filed;

•	calculating the value of assets to determine compliance with statutory requirements;

•	establishing statutory capital and reserve requirements, such as for unearned premiums and losses;

•	regulating certain premium rates and requiring deposits for the benefit of policyholders;

•	establishing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies;
•

establishing standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners (NAIC) and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

•	mandating certain insurance benefits and restricting the size of risks insurable under a single policy;

•	regulating unfair trade and claims practices, including the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	requiring the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters;

•	approving changes in control of insurance companies;

•	restricting transactions between insurance companies and their affiliates, including the payment of dividends to affiliates; and

•	regulating the nature or types, concentration or amounts, quality and valuation of investments.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010 by President Obama, created a Federal Insurance Office. While the office will not directly regulate domestic insurance business, it is tasked with studying the potential efficiency and consequences of federal insurance regulation. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”).  While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulations promulgated by the CFPB may extend its authority more broadly to cover certain insurance products and thereby may adversely affect our results of operations. Additionally, federal legislation and administrative policies in other areas can significantly and adversely affect insurance companies, including general financial services regulation, securities regulation, privacy regulation, tort reform legislation, and taxation.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business.

Federal healthcare reform may adversely affect our business, cash flows, financial condition and results of operations.

Although health insurance is generally regulated at the state level, recent legislative actions were taken at the federal levels that impose added restrictions on our business.  The Patient Protection and Affordable Care Act (“PPACA”) was signed into law by President Obama in March 2010.  Provisions of the PPACA and related reforms have and will become effective at various dates over the next several years and will make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry.  Although we cannot predict or quantify the precise effects of the PPACA on our business, the effects on our Company will include, in particular, a requirement that we pay rebates to customers if the loss ratios for some of our products lines are less than specified percentages; the need to reduce commissions and the consequent risk that insurance producers may sell less of our products than they have in the past; limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion; limits on our ability to rescind coverage except for intentional fraud; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates due to state insurance exchanges; significant risk of customer loss; new and higher taxes and fees to generate the revenues to implement the PPACA; and the need to operate with a lower expense structure at both the business segment and enterprise level.

The consequences of these significant coverage expansions on the sales of our products are unknown and speculative at this point.  A number of state governors have strenuously opposed certain of the PPACA'’s provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the U.S. Supreme Court. The U.S. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products.

We will continue to monitor the implementation of PPACA and reassess our business strategies accordingly.  We have made, and are continuing to make, significant changes to our operations, products and strategy to adapt to the new environment.  However, if our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our products in the new environment, our results could be adversely affected.

Changes in state regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

Some states have imposed time limits for the payment of uncontested covered claims and require health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If we were unable, for any reason, to comply with these requirements, it could result in substantial costs to us and could materially adversely affect our results of operations and financial condition.

In addition, a number of states are contemplating significant reform of their health insurance markets affecting both public programs and privately financed health insurance arrangements. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our business.  We cannot predict what impact, if any, the results of these studies or other such proposals, if enacted, may have on our financial condition, results of operations and cash flows.

If we fail to comply with extensive state and federal regulations, we will be subject to penalties, which may include fines and suspension and which may adversely affect our results of operations and financial condition.

A large portion of our business depends on our compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities have broad discretion to grant, renew, revoke or deny licenses and approvals.  In some instances, we follow practices based on our interpretations of regulations, or interpretations that we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities.  If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our insurance-related activities or otherwise penalize us. That type of action could have a material adverse effect on our business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

Legal and regulatory investigations and actions are increasingly common in the insurance business and may result in financial losses and harm our reputation.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits and individual lawsuits relating, among other things, to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, interest crediting practices, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities, which may result in fines, recommendations for corrective action or other regulatory actions. Even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended liability for claims and coverage may emerge. These changing conditions may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for a significant period after a contract is issued, and our financial position and results of operations may be materially adversely affected.

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

•

Failure of MGUs to adhere to underwriting guidelines as required by us in our MGU agreements.

The occurrence of any or a combination of these factors, which is beyond our control, could have a material adverse effect on our results.

We may experience periods with excess underwriting capacity and unfavorable premium rates because the insurance and reinsurance business is historically cyclical, which could cause our results to fluctuate.

The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable premium levels. An increase in premium levels is often, over time, offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease.  Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows.

Failures elsewhere in the insurance industry could obligate us to pay assessments through guaranty associations.

Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. When an insurance company becomes insolvent, state insurance guaranty associations have the right to assess other insurance companies doing business in their state for funds to pay obligations to policyholders of the insolvent company, up to the state-specific limit of coverage. The total amount of the assessment is based on the number of insured residents in each state, and each company’s portion is based on its proportionate share of premium volume in the relevant lines of business. The future failure of a large life, health or annuity insurer could trigger assessments which we would be obligated to pay. Further, amounts for historical insolvencies may be assessed over many years, and there can be significant uncertainty around the total obligation for a given insolvency. Existing liabilities may not be sufficient to fund the ultimate obligations of a historical insolvency, and we may be required to increase our liability, which could have an adverse effect on our results of operations.

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

IHC Administrative Services

IHC Administrative Services leases 49,117 square feet of office space in Phoenix, Arizona as its corporate headquarters.

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

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock trades under the symbol IHC on the New York Stock Exchange.  The following table shows for the periods indicated the high and low sales prices for IHC's common stock as reported by the New York Stock Exchange.

	HIGH	LOW
QUARTER ENDED:
December 31, 2011	$9.10	$6.81
September 30, 2011	11.10	6.81
June 30, 2011	10.89	7.50
March 31, 2011	8.79	7.60

QUARTER ENDED:
December 31, 2010	$8.75	$7.04
September 30, 2010	7.40	5.72
June 30, 2010	10.00	5.83
March 31, 2010	9.97	5.84

IHC's stock price closed at $8.13 on December 31, 2011.

Holders of Record

At March 9, 2012 the number of record holders of IHC's common stock was 1,847. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

Dividends

IHC declared a cash dividend of $.025 per share on its common stock on each of June 24, 2011 and December 27, 2011 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 24, 2010 and December 28, 2010 for a total annual dividend of $.05 per share.

IHC declared a cash dividend of $.025 per share on its common stock on each of June 26, 2009 and December 23, 2009 for a total annual dividend of $.05 per share.

Private Placements

In 2011, IHC acquired an aggregate 900,325 shares of AMIC common stock from noncontrolling interests in exchange for the issuance of an aggregate 600,218 shares of IHC’s common stock in various private placements of unregistered securities under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, the shares are "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC's common stock, inclusive of prior authorizations, under the 1991 plan. As of December 31, 2011, 181,403 shares were still authorized to be repurchased under the plan. Share repurchases during the fourth quarter of 2011 are summarized as follows:

2011
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

October	49,200	$7.84	184,586
November	600	$8.23	183,986
December	2,583	$8.49	181,403

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P SmallCap Life & Health Insurance index.  The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2006. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

		Year Ended December 31,

	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Income Data:
Total revenues	$417,996	$435,368	$354,838	$353,687	$402,322
Income (loss) from continuing
operations	14,766	23,669	(7,433)	(24,578)	1,565
Balance Sheet Data:
Total investments	932,945	919,727	831,081	761,093	776,059
Total assets	1,358,859	1,361,792	1,304,476	1,273,894	1,306,955
Insurance liabilities	927,746	920,581	927,212	951,590	895,169
Debt and junior subordinated
debt securities	48,146	45,646	47,146	48,146	50,646
IHC stockholders' equity	261,077	230,628	202,967	162,702	222,851
Per Share Data:
Cash dividends declared per
common share	.05	.05	.05	.05	.05
Basic income (loss) per common share
from continuing operations	.81	1.44	(.48)	(1.59)	.10
Diluted income (loss) per common
share from continuing operations	.81	1.44	(.48)	(1.59)	.10
Book value per common share	15.91	15.14	13.16	10.56	14.63

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc. (“Health Solutions”), and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life.

IHC’s health insurance products serve niche sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical Stop-Loss is marketed to large employer groups that self-insure their medical risks; in 2011 the Company’s average case size was 250 covered employee lives. This niche is expected to grow as result of federal health care reform. The small-group major medical product is purchased by employers with between two and 50 covered lives.  With regard to those persons in the growing individual market, IHC’s products offer major medical coverage for individuals and families and persons with short-term medical needs, and limited medical and scheduled benefit plans through select distribution partners.  Beginning in 2012, Independence American entered the pet insurance market through a national distributor with a long history in this niche. Standard Security Life’s limited medical product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan.  Madison National Life and Independence American offer limited and scheduled benefit plans primarily to uninsured consumers. The dental and vision products are marketed to large and small groups as well as individuals. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities. The Company has a large, minority position in a MGU that specializes in marketing stop-loss plans to the fewer than 100 employee market.  The leadership team of this MGU has years of experience in marketing similar plans for a competitor in certain states whose health care laws were a model for federal health reform.

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

The following is a summary of key performance information and events:

On March 5, 2010, IHC acquired a controlling interest in AMIC. Upon achieving control AMIC’s income and expense amounts became consolidated with IHC’s results. Accordingly, the individual line items on the Consolidated Statement of Operations for 2011 and 2010 reflect the operations of AMIC with no corresponding amounts for 2009.

The results of operations for the years ended December 31, 2011, 2010 and 2009, are summarized as follows (in thousands):

	2011	2010	2009

Revenues	$417,996	$435,368	$354,838
Expenses	399,498	399,116	372,940

Income (loss) from continuing operations before income taxes	18,498	36,252	(18,102)
Income taxes (benefits)	3,732	12,583	(10,669)

Income (loss) from continuing operations	14,766	23,669	(7,433)

Discontinued operations:
Income (loss) from discontinued operations	-	(256)	301

Net income (loss)	14,766	23,413	(7,132)
(Income) loss from noncontrolling interests in subsidiaries	(1,763)	(1,676)	10

Net income (loss) attributable to IHC	$13,003	$21,737	$(7,122)

•

Income from continuing operations of $.81 per share, diluted, for the year ended December 31, 2011, compared to $1.44 per share, diluted, for the year ended December 31, 2010.  Net income for 2010 includes a $16.7 million after-tax gain on the bargain purchase of AMIC;

•

Consolidated investment yield (on an annualized basis) of 4.3% in 2011 compared to 4.6% in 2010;

•

Released $2.3 million of deferred income taxes relative to its investment in AMIC based on the Company’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner;

•

Increased ownership interest in AMIC to 78.4%;

•

In the fourth quarter of 2011, Standard Security Life entered into a coinsurance agreement effective in January 2012 and transferred approximately $143 million of group annuity reserves in the first quarter of 2012. For the year ended December 31, 2011, net realized investment gains were $8.7 million of which a significant portion resulted from sales of invested assets in anticipation of the transfer of assets in accordance with the terms of such agreement in the first quarter of 2012. As a result of such agreement, the Company wrote-off $4.6 million of deferred acquisition costs at December 31, 2011, which was more than offset by these net realized investment gains.

•

Book value of $15.91 per common share, an increase of 5.1% per common share from December 31, 2010. The increase is primarily a result of current period net income, the buy-back of IHC shares, and the acquisition of noncontrolling interests in AMIC, offset by 1,302,520 shares of IHC common stock issued during the period, primarily in exchanges for shares of AMIC.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income from continuing operations before taxes of $9.0 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively. The increase is primarily due to improved underwriting results in 2011 despite decrease in premiums earned;

o

Premiums earned decreased $6.7 million for the year ended December 31, 2011 when compared to 2010. The decrease in premiums earned is due to the cancellation of certain non-owned managing general underwriters in 2010;

o

The Company recorded a decrease in the loss ratio in the medical stop-loss line of business for the year ended December 31, 2011. The medical stop-loss results for 2011 have begun to show improved profit margins primarily as a result of business written in 2010 and 2011 performing better than that written in the prior periods and the run-out of poorly performing business by non-owned MGUs which were previously cancelled;

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Medical Stop-Loss segment is as follows (in thousands):

	2011	2010	2009

Premiums Earned	$114,478	$121,156	$127,724
Insurance Benefits, Claims & Reserves	75,490	89,968	92,899
Expenses	34,047	32,404	34,069

Loss Ratio(A)	65.9%	74.3%	72.7%
Expense Ratio (B)	29.8%	26.7%	26.7%
Combined Ratio (C)	95.7%	101.0%	99.4%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported $7.7 million of income from continuing operations before taxes for the year ended December 31, 2011 as compared to $3.1 million for the year ended December 31, 2010;

o

Premiums earned increased $20.5 million year ended December 31, 2011 over the comparable periods in 2010. The increase is primarily due to increased retentions in certain lines of this business;

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

o

Underwriting experience as indicated by its GAAP Combined Ratios, for the Fully Insured segment is as follows (in thousands):

	2011	2010	2009

Premiums Earned	$141,322	$120,818	$84,698
Insurance Benefits, Claims & Reserves	89,040	81,676	58,500
Expenses	44,535	35,192	25,634

Loss Ratio	63.0%	67.6%	69.1%
Expense Ratio	31.5%	29.1%	30.2%
Combined Ratio	94.5%	96.7%	99.3%

o

The decrease in the loss ratio was primarily attributable to improved underwriting results due to a shift to more limited plans, lower utilization and claims and less exposure to large groups.

o

The underwriting expense ratio increased primarily as a result of an increase in general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $4.9 million for the year ended December 31, 2011 compared to 2010 primarily as a result of the write-off of deferred acquisition costs in connection with the sale of group annuity contracts, offset by better loss ratios in the group term life line;

•

Income before taxes from the Individual life, annuities and other segment decreased $1.8 million for the year ended December 31, 2011 compared to the prior year primarily due to lower investment income;

•

Income before taxes from the Corporate segment decreased $29.0 million for the year ended December 31, 2011 compared to the prior year primarily due to the inclusion, in 2010, of a $27.8 million pre-tax gain as a result of the March 2010 acquired controlling interest in AMIC;

•

Net realized investment gains were $8.7 million for the year ended December 31, 2011 compared to $4.6 million in 2010. A significant portion of the net realized investment gains in 2011 resulted from sales of invested assets in anticipation of a transfer of assets in the first quarter of 2012 in accordance with the terms of a coinsurance agreement at December 31, 2011.

•

Other-than-temporary impairment losses recognized in earnings for the years ended December 31, 2011 and 2010 were $1.5 million and $3.8 million, respectively. In 2009, the Company recorded a $29.2 million pre-tax loss resulting from an other-than-temporary related to the Company’s investment in AMIC due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC has been below IHC’s carrying value; and

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2011	2010	2009

Medical Stop-Loss	$146,209	$161,530	$202,056
Fully Insured Health	209,174	207,409	190,895
Group disability; life, annuities and DBL	94,688	102,986	103,499
Individual life, annuities and other	35,470	34,549	31,096

	$485,541	$506,474	$527,546

Net Premiums Earned:	2011	2010	2009

Medical Stop-Loss	$114,478	$121,156	$127,724
Fully Insured Health	141,322	120,818	84,698
Group disability; life, annuities and DBL	50,698	55,828	54,896
Individual life, annuities and other	29,916	28,344	27,481

	$336,414	$326,146	$294,799

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2011. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

Health

The Company believes that its recorded insurance reserves are reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2011, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $3.0 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Operations.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Operations could also be affected, such as amortization of deferred acquisition costs and commission expense.

The Company’s health reserves by segment are as follows (in thousands):

	December 31, 2011
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$58,741	$-	$58,741
Fully Insured Health	32,508	-	32,508
Group Disability	79,571	13,707	93,278
Individual Accident and Health
and Other	8,222	238	8,460
	$179,042	$13,945	$192,987

	December 31, 2010
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$64,221	$117	$64,338
Fully Insured Health	34,540	-	34,540
Group Disability	74,675	15,958	90,633
Individual Accident and Health
and Other	8,011	446	8,457
	$181,447	$16,521	$197,968

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2008, 2009 and 2010 underwriting years which deviated by 2.6, 0.6 and 0.3 Net Loss Ratio points, respectively. After the recorded reserve increase, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2011 underwriting year at December 31, 2011. The impact of these reasonably likely changes at December 31, 2011, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $2.7 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2011 Consolidated Statement of Operations.

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

Investments

The Company has classified all of its investments as either available-for-sale or trading securities. These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities. Fixed maturities and equity securities available-for-sale totaled $880.4 million and $841.7 million at December 31, 2011 and 2010, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments,  primarily all the securities in our portfolio classified in Level 2 or Level 3 in the Fair Value Hierarchy.

 The Company periodically reviews and assesses the vendor’s qualifications and the design and appropriateness of its pricing methodologies.  Management will on occasion challenge pricing information on certain individual securities and, through communications with the vendor, obtain information about the assumptions, inputs and methodologies used in pricing those securities, and corroborate it against documented pricing methodologies. Validation procedures are in place to determine completeness and accuracy of pricing information, including, but not limited to: (i) review of exception reports that (a) identify any zero or un-priced securities; (b) identify securities with no price change; and (c) identify securities with significant price changes; (ii) performance of trend analyses; (iii) periodic comparison of pricing to alternative pricing sources; and (iv) comparison of pricing changes to expectations based on rating changes, benchmarks or control groups.  In certain circumstances, pricing is unavailable from the vendor and broker pricing information is used to determine fair value. In these instances, management will assess the quality of the data sources, the underlying assumptions and the reasonableness of the broker quotes based on the current market information available. To determine if an exception represents an error, management will often have to exercise judgment. Procedures to resolve an exception vary depending on the significance of the security and its related class, the frequency of the exception, the risk of material misstatement, and the availability of information for the security. These procedures include, but are not limited to; (i) a price challenge process with the vendor; (ii) pricing from a different vendor; (iii) a reasonableness review; (iv) a change in price based on better information, such as an actual market trade, among other things.  Management considers all facts and relevant information obtained during the above procedures to determine the proper classification of each security in the Fair Value Hierarchy.

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

Goodwill and Other Intangible Assets

 Goodwill carrying amounts are evaluated for impairment, at least annually, at the reporting unit level which is equivalent to an operating segment. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense. No impairment charge for goodwill was required in 2011 or 2010.  At December 31, 2009, the Company wrote-off $4.2 million of goodwill in connection with an other-than-temporary impairment loss related to its then equity method investment in AMIC. During 2010, the Company obtained a controlling interest in AMIC. See Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment write-down of other intangible assets would be charged to expense. For the year ended December 31, 2009, selling, general and administrative expenses include the write-off of $5.1 million of previously capitalized software. See Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information regarding the impairment loss in 2009. No impairment charges for intangible assets were required in 2011 or 2010.

At December 31, 2011, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2011.  The Company does not believe that an impairment of goodwill exists at this time.

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

Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results. Accordingly, the individual line items on the Consolidated Statement of Operations for 2010 reflect approximately ten months of the operations of AMIC and no corresponding amounts for 2009.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Information by business segment for the year ended December 31, 2011 and 2010 is as follows:

			Equity		Benefits,	Amortization	Selling,
December 31,		Net	Income	Fee and	Claims	of Deferred	General
2011	Premiums	Investment	From	Other	and	Acquisition	and
(In thousands)	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$114,478	4,399	-	4,620	75,490	-	39,024	$8,983
Fully Insured	141,322	1,429	-	25,149	89,040	21	71,147	7,692
Group disability,
life, annuities
and DBL	50,698	9,495	-	183	37,946	5,099	15,598	1,733
Individual life,
annuities
and other	29,916	23,492	-	4,695	36,386	6,449	14,879	389
Corporate	-	973	-	-	-	-	6,454	(5,481)
Sub total	$336,414	$39,788	$-	$34,647	$238,862	$11,569	$147,102	13,316

Net realized investment gains								8,670
Other-than-temporary impairment losses								(1,523)
Interest expense								(1,965)
Income from continuing operations before income taxes								18,498
Income taxes								3,732
Income from continuing operations								$14,766

			Equity		Benefits,	Amortization	Selling,
December 31,		Net	Income	Fee and	Claims	of Deferred	General
2010	Premiums	Investment	From	Other	and	Acquisition	and
(In thousands)	Earned	Income	AMIC	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$121,156	4,080	14	5,404	89,968	-	38,808	$1,878
Fully Insured	120,818	1,454	244	28,168	81,676	28	65,854	3,126
Group disability,
life, annuities
and DBL	55,828	9,668	22	454	41,440	497	17,389	6,646
Individual life,
annuities
and other	28,344	25,839	-	4,458	38,234	5,718	12,472	2,217
Corporate	-	760	-	27,830	-	-	5,120	23,470
Sub total	$326,146	$41,801	$280	$66,314	$251,318	$6,243	$139,643	37,337

Net realized investment losses								4,646
Other-than-temporary impairment losses								(3,819)
Interest expense								(1,912)
Income from continuing operations before income taxes								36,252
Income taxes								12,583
Income from continuing operations								$23,669

Premiums Earned

Premiums in 2011 include twelve months of earned premiums from AMIC of $72.4 million compared to ten months of earned premiums from AMIC of $61.6 million in 2010. Excluding these amounts, earned premiums decreased $.5 million. The decrease is primarily due to: (i) a $15.6 million net increase of premiums earned in the Fully Insured Health segment in 2011 primarily as a result of increased retentions in the major medical business for groups and individuals, short term medical and limited medical lines of business and increased volume in the major medical business for groups and individuals and limited medical lines, partially offset by a decrease in the student accident line as a result of the cancellation of a producer of this product; (ii) an increase of $1.6 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the ceding of certain ordinary life and annuity business during 2010, in part offset by reduced production of annuity contracts; more than offset by (iii) a $12.3 million decrease in the Medical Stop-Loss segment primarily due to the cancellation of non-owned managing general underwriters in 2010; and (iv) a $5.4 million decrease in the Group disability, life, annuities and DBL segment primarily due to lower production and reduced rates in the DBL line and the discontinuance of the point of service line.

Net Investment Income

Total net investment income decreased $2.0 million.  The overall annualized investment yields were 4.3% and 4.6% (approximately 4.4% and 4.8%, on a tax advantaged basis) for 2011 and 2010, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to lower yields and the shorter duration of our portfolio.  IHC has approximately $273.3 million in highly rated shorter duration securities earning on average 1.5%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $8.7 million in 2011 compared to $4.6 million in 2010. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments.  Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. A significant portion of the net realized investment gains in 2011 resulted from sales of invested assets in anticipation of a transfer of assets in the first quarter of 2012 in accordance with the terms of a coinsurance agreement at December 31, 2011. Net realized investment gains in 2010 were reduced by an additional loss of $3.3 million resulting from discussions in the fourth quarter of 2010 with the trustee in bankruptcy pertaining to the resolution of claims related to the non-affiliate broker-dealer that managed the trading accounts of the Company in 2008. The $3.3 million pre-tax loss consisted of: (i) the reversal of $.5 million of anticipated SIPC recoveries initially recorded by a subsidiary of IHC; (ii) the reversal of $.5 million of anticipated SIPC recoveries initially recorded by AMIC; and (iii) an additional $2.3 million of withdrawals by IHC and AMIC deemed subject to return. See Note 8 in the Notes to Consolidated Financial Statements included in the Item 8 of this report for more information about net realized investment gains and losses.

 For the year ended December 31, 2011 and 2010, the Company recorded $1.5 million and $3.8 million, respectively, of other-than-temporary impairment losses in earnings, pre-tax. In 2011, other-than-temporary impairment losses recognized in earnings consist of $1.3 million of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost and $.2 million of losses resulting from the Company’s intent to sell certain corporate debt securities prior to the recovery of their amortized cost bases. In 2010, other-than-temporary impairment losses recognized in earnings consist of $3.1million of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost and $.7 million resulting from the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.

Fee Income and Other Income

Fee income decreased $4.1 million primarily as a result of the lower volume of business in the Medical Stop-Loss segment and certain lines of the Fully Insured Health segment.

Total other income for 2011 remained comparable to other income for 2010.

Insurance Benefits, Claims and Reserves

Benefits, claims and reserves in 2011 includes twelve months of benefits, claims and reserves from AMIC of $47.8 million compared to ten months of benefits, claims and reserves from AMIC of $42.0  million in 2010. Excluding these amounts, benefits, claims and reserves decreased $18.2 million. The decrease is primarily attributable to: (i) a decrease of $16.4 million in the Medical Stop-Loss segment, largely resulting from a decrease in premiums earned and improved loss ratios; (ii) a $3.7 million decrease in the Group disability, life, annuities and DBL segment largely as a result of lower loss ratios on the GTL line of business and a decrease in the point of service line which has been discontinued; and (iii) a $1.8 million decrease in the Individual life, annuity and other segment primarily resulting from a decrease in individual annuity contracts in 2011; partially offset by (iv) an increase of $3.7 million in the Fully Insured Health segment, principally due to the increase in premiums on the major medical business for groups and individuals and the limited medical line of business, partially offset by a decrease in short term medical business due to improved experience and a decrease in the student accident line resulting from a lower volume of business due to the cancellation of a producer of this product.

Amortization of Deferred Acquisition Costs

On December 31, 2011, the Company wrote-off $4.6 million of deferred acquisition costs in connection with a coinsurance agreement that is effective in the first quarter of 2012. Excluding this write-off, amortization of deferred acquisition costs increased $.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2011 include twelve months of expenses from AMIC of $28.0 million compared to ten months of expenses from AMIC of $23.1 million in 2010. Excluding these amounts, selling, general and administrative expenses increased $2.6 million. The increase is primarily due to: (i) a $3.2 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to a decrease in volume as a result of reduced production; (ii) a $1.9 million decrease in the Group disability, life, annuities and DBL segment; more than offset by (iii) a $4.5 million increase in the Fully Insured Health segment largely due to an increase in commissions as a result of increased retentions in the major medical business for groups and individuals, short term medical and limited medical lines of business in 2011 combined with administrative expenses resulting from the increased volume of major medical business for groups and individuals and limited medical business; (iv) a $2.4 million increase in the Individual life, annuity and other segment related to the increase in premium volume of the ordinary life and annuity business; and (v) a net increase of $.8 million in corporate selling, general and administrative expenses.

Income Taxes

In 2011, IHC eliminated $2.3 million of previously recorded deferred income taxes due to management’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner.  In addition, under the above assumptions, IHC did not record deferred taxes in 2011 relative to its share of earnings from its investment in AMIC, as it had in prior years, also resulting in a lower effective tax rate in the current year. Excluding this transaction, the effective tax rate for the year ended December 31, 2011 was 32.4% compared to 34.8% in 2010. The high effective tax rate in 2010 is primarily attributable to higher jurisdictional tax rates on the gain related to the AMIC acquisition in 2010.

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Information by business segment for the years ended December 31, 2010 and 2009 is as follows:

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

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. In the fourth quarter of 2011, the Insurance Group was reorganized such that Madison National Life and Standard Security Life became sister companies under a common Corporate parent company, whereas prior Standard Security Life was a wholly owned subsidiary of Madison National Life. The Insurance Group declared and paid $2,000,000, $3,450,000 and $3,000,000 of cash dividends to Corporate in 2011, 2010 and 2009, respectively.

In 2011, the Company amended its amortizing term loan increasing it by $2.5 million to $10.0 million.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, common stock repurchases and debt repayment.

Cash Flows

As of December 31, 2011, the Company had $18.2 million of cash and cash equivalents compared with $11.4 million as of December 31, 2010.

For the year ended December 31, 2011, operating activities provided net cash of $27.9 million which was offset by the $24.2 million of net cash used by investing activities.

The Company has $458.7 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the year ended December 31, 2011, cash received from the maturities and other repayments of fixed maturities was $158.7 million.

Financing activities for the year ended December 31, 2011 provided $3.1 million, primarily consisting of proceeds from debt and investment-type insurance contracts, net of dividends paid, repurchases of common stock and cash used to purchase additional noncontrolling interests in majority-owned subsidiaries, among other items.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments increased $13.2 million during the year ended December 31, 2011 largely due to $13.1 million in pre-tax unrealized gains on available-for-sale securities.

The Company had net receivables from reinsurers of $119.7 million at December 31, 2011. All of such reinsurance receivables are either due from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2011.

On December 31, 2011, the Company wrote-off $4.6 million of deferred acquisition costs in connection with a coinsurance agreement effective in the first quarter of 2012.

Other assets decreased $11.2 million primarily as a result of a decrease in tax assets.

In 2011, the Company amended its amortizing term loan increasing it by $2.5 million to $10.0 million.

The increase in total equity is primarily the result of net income and the net change in unrealized gains on investment securities. In 2011, the Company acquired shares of AMIC, in multiple transactions, from noncontrolling interests with an aggregate value of $12.6 million, in exchange for the aggregate issuance of IHC common stock valued at $11.5 million and $1.0 million cash. These AMIC transactions, in addition to other less significant capital transactions, resulted in an increase to IHC’s stockholders’ equity and a decrease in the equity attributable to noncontrolling interests.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $5.3 million at December 31, 2011, approximately 97.6% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2011, approximately 2.4% (or $20.2 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any non-performing fixed maturity investments at December 31, 2011.

At December 31, 2011, the Company had $19,430,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 44% were in CMOs that originated in 2005 or earlier and 56% were in CMOs that originated in 2006. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The unrealized losses for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets since the time of their acquisition. Some of these financial institutions have exposure to sub-prime mortgages.

Approximately 1.9% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings. If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured. The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2011:

		As Rated
Bond Ratings	As Rated	If Uninsured

AAA	20.3%	19.7%
AA	55.6%	55.5%
A	19.6%	19.6%
BBB	2.1%	2.8%

Total Investment Grade	97.6%	97.6%

BB or lower	2.4%	2.4%

Total Fixed Maturities	100.0%	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(E) (vi) of the Notes to Consolidated Financial Statements in Item 8 of this report. For the years ended December 31, 2011 and 2010 the Company recorded losses of $2.5 million and $3.8 million, respectively, for other-than-temporary impairments on available-for-sale securities. Of those impairment losses, $1.5 million and $3.8 million, respectively, were recognized in earnings for the years ended December 31, 2011 and 2010. In 2011, $.9 million of impairment losses were recognized in other comprehensive income.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2011 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$262	$910	$1,172
Equity securities	-	-	-	-
Total	$-	$-	$262	$910	$1,172

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2011. In 2011, the Company experienced $13.1 million of unrealized gains (including $.9 million of other-than-temporary impairment losses recorded in other comprehensive income during the year), which was offset by $3.4 million of deferred taxes and $2.5 million of allocated deferred policy acquisition costs. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment. Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2011, total goodwill was $50.3 million, of which $44.6 million was attributable to the Fully Insured Health segment and $5.7 million to the Medical Stop Loss segment.

Based upon the goodwill impairment testing performed at December 31, 2011, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by 10% or more in both the Fully Insured Health and the Medical Stop Loss segments.

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

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  As a result of the global economic crisis that began in 2008, we experienced a significant decline in our stock price. Due to this significant decline, our market capitalization as of December 31, 2011 was significantly below the sum of our reporting units’ fair values. As a result, the Company assessed the factors contributing to the performance of IHC stock in 2011, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 56% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. The Company will continue to monitor IHC’s book value against market capitalization to determine whether an interim test of goodwill is warranted.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Health Reserves

The following table summarizes the prior year net favorable amount incurred in 2011 according to the year to which it relates, together with the opening reserve balance (net of reinsurance recoverable) to which it relates (in thousands):

	Reserves at	Prior Year Amount
	January 1, 2011	Incurred in 2011
Total Reserves
2010	$82,841	$(8,701)
2009	12,408	(1,193)
2008	4,628	125
2007 and Prior	15,367	2,277

Total	$115,244	$(7,492)

The following sections describe, for each segment, the unfavorable (favorable) development experienced in 2011, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced net favorable development of $2.6 million in the Medical Stop-Loss segment. The favorable development was the result of on-going analysis of recent loss development trends primarily attributable to improvements on the direct written business in the 2009 treaty year and the business assumed from other carriers in the 2007 treaty year.

Fully Insured Health

The Fully Insured Health segment had a favorable development of $2.3 million. The Company experienced a $1.7 million favorable variance related to 2010 reserves primarily on the group major medical business.

Group Disability

The Group Disability segment had a favorable development of $2.4 million. This amount consists of a favorable development of $4.5 million on the 2010 reserves, primarily due to DBL ($.9 million) and LTD ($3.4 million), and a net unfavorable development of $.9 million for all other years.

Due to the long-term nature of LTD, in establishing loss reserves the Company must make estimates for case reserves, incurred but not reported reserves (“IBNR”), and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the actuarial present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The IBNR reserve is established based upon historical trends of existing incurred claims that were reported after the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, with the potential for very large claims on individual policies, results can vary from year to year. If a small number of claimants with large claim reserves were to recover or several very large claims were incurred, the results could distort the Company’s reserve estimates from year to year.  However, there were no individual factors in 2011 that caused the favorable development in LTD. With respect to DBL, reserves for the most recent quarter of earned premium are established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Reserves associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The favorable development in the DBL line is due to lower than expected claims.

There were normal fluctuations to the Company's experience factor. The IBNR factors were updated to reflect the current experience. The reserving process used by management was consistent from 2010 to 2011.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, December 2003 and March 2003, the Company borrowed $15.0 million, $12.0 million and $10.0 million, respectively, through pooled trust preferred issuances by unconsolidated subsidiary trusts. In August 2009, the outstanding line of credit was cancelled and converted into an amortizing term loan. In 2011 the term loan was amended and increased from $7.5 million to $10.0 million. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2011 (in thousands):

		Junior				Funds
		Subordinated	Interest		Insurance	on
	Debt	Debt	On Debt	Leases	Reserves	Deposit	Total

2012	$2,000	$-	$2,103	$3,237	$137,199	$35,129	$179,668
2013	2,000	-	2,004	2,620	39,471	33,241	79,336
2014	2,000	-	1,905	2,370	31,918	31,490	69,683
2015	2,000	-	1,806	2,313	28,053	29,606	63,778
2016	2,000	-	1,707	2,037	26,057	28,016	59,817
2017 and
Thereafter	-	38,146	28,452	1,254	195,980	259,828	523,660
Totals	$10,000	$38,146	$37,977	$13,831	$458,678	$417,310	$975,942

OUTLOOK

For 2012, we will continue to emphasize:

•

 Adapting to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands.

•

Leveraging our strategy of directly distributing our Medical Stop-Loss products through Risk Solutions to organically generate or acquire additional Medical Stop-Loss business while continuing to improve the profitability of the block. In addition, we will retain all the risk written by our carriers through Risk Solutions, subject to customary excess coverage.  This increase in net retained premiums has been made possible by our increased capital base.

•

Closely monitoring the experience in our Group disability, life annuities and DBL business.

•

Continuing to increase the efficiency of our administrative companies.

The Company remained highly liquid in 2011 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $273.3 million in highly rated shorter maturity securities earning on average 1.5%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In the fourth quarter of 2011, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer effective January 26, 2012 and transferred approximately $143.4 million of group annuity reserves in the first quarter of 2012.

At December 31, 2011, IHC owned approximately 78% of the outstanding common stock of AMIC.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010, and its subsequent interpretations by state and federal regulators and its possible revision by the newly-elected Congress. The National Association of Insurance Commissioners has now issued its proposed regulations. The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers. We have begun a comprehensive review of all the options for IHC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law appears to make exceptions for carriers, such as ours, that have a minimal presence in any one state. “Non-essential” lines of business and Medical Stop-Loss have been impacted by health care reform minimally or not at all.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2011:

	Change in Interest Rates

	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline	200 basis point decline

Corporate securities	$293,734	$307,856	$323,140	$337,261	$346,115
CMO’s	35,130	36,178	37,313	38,458	39,152
U.S. Government obligation	146,325	155,987	166,582	177,009	184,239
Agency MBS	554	569	585	596	596
GSE	52,340	55,853	59,851	64,406	69,583
State & Political Subdivision	219,288	236,579	255,402	270,880	276,831

Total Estimated fair value	$747,371	$793,022	$842,873	$888,610	$916,516

Estimated change in value	$(95,502)	$(49,851)		$45,737	$73,643

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

IHC's Chief Executive Officer and Chief Financial Officer supervised and participated in IHC's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in IHC's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, IHC's Chief Executive Officer and Chief Financial Officer concluded that IHC's disclosure controls and procedures are effective.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(b) and 15d-15(f) promulgated under the Securities Exchange Act as a process designed by, or under the supervision of IHC's principal executive and principal financial officers and effected by IHC's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate.  Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act is recorded, processed, summarized and represented within the time periods required.

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

Changes in Internal Control Over Financial Reporting

There has been no change in IHC's internal control over financial reporting during the year ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Form 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2012, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”).

Our written Code of Business Ethics and Corporate Code of Conduct may be found on our website, www.ihcgroup.com, under the Corporate Information / Corporate Governance tabs.  Both Codes apply to all of our directors, officers and employees, including our principal executive officer and our senior financial officers.  Any amendment to or waiver from either of the Codes will be posted to the same location on our website, to the extent such disclosure is legally required.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2012, which definitive proxy statement will be filed with the SEC.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2012, which definitive proxy statement will be filed with the SEC.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2012, which definitive proxy statement will be filed with the SEC.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2012, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 60.

(a) (3) EXHIBITS

See Exhibit Index on page 119.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2012.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 15th day of March, 2012.

/s/ Larry R. Graber	/s/ Steven B. Lapin
Larry R. Graber	Steven B. Lapin
Director and Senior Vice President	Director and Vice Chairman

/s/ Allan C. Kirkman	/s/ James G. Tatum
Allan C. Kirkman	James G. Tatum
Director	Director

/s/ David T. Kettig	/s/ Roy T.K. Thung
David T. Kettig	Roy T.K. Thung
Director, Chief Operating Officer and	Chief Executive Officer, President and Chairman
Senior Vice President	(Principal Executive Officer)

/s/ John L. Lahey
John L. Lahey
Director

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE

Report of Management on Internal Control Over Financial Reporting	61

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	62

Consolidated Balance Sheets at December 31, 2011 and 2010	63

Consolidated Statements of Operations for the years ended
December 31, 2011, 2010 and 2009	64

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 2011, 2010 and 2009	65

Consolidated Statements of Cash Flows for the years ended
December 31, 2011, 2010 and 2009	66

Notes to Consolidated Financial Statements	67

SCHEDULES:*

Summary of investments - other than investments in related parties at
December 31, 2011 (Schedule I)	114

Condensed financial information of parent company (Schedule II)	115

Supplementary insurance information (Schedule III)	118

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

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2011, IHC's internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated balance sheets of Independence Holding Company and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I to III.  These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 15, 2012

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2011	2010
ASSETS:	(In thousands, except share data)
Investments:
Short-term investments	$50	$53
Securities purchased under agreements to resell	17,258	41,081
Fixed maturities, available-for-sale	842,873	793,656
Equity securities, available-for-sale	37,541	48,073
Other investments	35,223	36,864

Total investments	932,945	919,727

Cash and cash equivalents	18,227	11,426
Due from securities brokers	12,106	15,022
Deferred acquisition costs	37,101	43,465
Due and unpaid premiums	37,341	48,586
Due from reinsurers	159,729	154,243
Premium and claim funds	43,604	37,646
Notes and other receivables	15,500	16,766
Goodwill	50,318	51,713
Other assets	51,988	63,198

TOTAL ASSETS	$1,358,859	$1,361,792

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$179,042	$181,447
Insurance reserves-life and annuity	279,636	278,000
Funds on deposit	417,310	408,566
Unearned premiums	4,319	4,043
Policy claims-health	13,945	16,521
Policy claims-life	11,948	11,809
Other policyholders' funds	21,546	20,195
Due to securities brokers	383	32,469
Due to reinsurers	40,030	31,554
Accounts payable, accruals and other liabilities	66,410	70,497
Liabilities related to discontinued operations	-	771
Debt	10,000	7,500
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,082,715	1,101,518

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 20,000,000 shares
authorized; 16,774,540 and 15,472,020 shares issued,
16,412,488 and 15,232,865 shares outstanding	16,775	15,472
Paid-in capital	111,814	101,003
Accumulated other comprehensive income	7,853	633
Treasury stock, at cost; 362,052 and 239,155 shares	(2,928)	(1,917)
Retained earnings	127,563	115,437

TOTAL IHC STOCKHOLDERS’ EQUITY	261,077	230,628
NONCONTROLLING INTERESTS IN SUBSIDIARIES	15,067	29,646

TOTAL EQUITY	276,144	260,274

TOTAL LIABILITIES AND EQUITY	$1,358,859	$1,361,792

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2011	2010	2009
	(In thousands, except per share data)
REVENUES:
Premiums earned:
Health	$298,546	$289,586	$258,099
Life and annuity	37,868	36,560	36,700
Net investment income	39,788	41,801	43,520
Fee income	28,632	32,741	29,322
Net realized investment gains	8,670	4,646	8,789
Total other-than-temporary impairment losses	(2,471)	(3,819)	(29,991)
Portion of losses recognized in other comprehensive income	948	-	-
Net impairment losses recognized in earnings	(1,523)	(3,819)	(29,991)
Equity income from AMIC	-	280	1,289
Gain on bargain purchase of AMIC	-	27,830	-
Other income	6,015	5,743	7,110
	417,996	435,368	354,838
EXPENSES:
Insurance benefits, claims and reserves:
Health	190,213	201,136	180,265
Life and annuity	48,649	50,182	44,969
Selling, general and administrative expenses	147,102	139,643	139,370
Amortization of deferred acquisition costs	11,569	6,243	5,519
Interest expense on debt	1,965	1,912	2,817
	399,498	399,116	372,940

Income (loss) from continuing operations before income taxes (benefits)	18,498	36,252	(18,102)
Income taxes (benefits)	3,732	12,583	(10,669)
Income (loss) from continuing operations	14,766	23,669	(7,433)

Discontinued operations:
Income (loss) from discontinued operations	-	(256)	301

Net income (loss)	14,766	23,413	(7,132)
(Income) loss from noncontrolling interests in subsidiaries	(1,763)	(1,676)	10

NET INCOME (LOSS) ATTRIBUTABLE TO IHC	$13,003	$21,737	$(7,122)

Basic income (loss) per common share:
Income (loss) from continuing operations	$.81	$1.44	$(.48)
Income (loss) from discontinued operations	-	(.02)	.02
Basic income (loss) per common share	$.81	$1.42	$(.46)

WEIGHTED AVERAGE SHARES OUTSTANDING	15,979	15,268	15,418

Diluted income (loss) per common share:
Income (loss) from continuing operations	$.81	$1.44	$(.48)
Income (loss) from discontinued operations	-	(.02)	.02
Diluted income (loss) per common share	$.81	$1.42	$(.46)

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,985	15,270	15,418

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011 (In thousands, except share data)				ACCUMULATED					NON-
				OTHER				TOTAL IHC	CONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2008	15,434,891	15,435	101,086	(54,291)	(32,755)	(326)	100,798	162,702	248	162,950
Cumulative effect of adjustment on April 1, 2009 due to
new accounting guidance, net of $852 tax				(1,591)			1,591	-	-	-
Net loss							(7,122)	(7,122)	(10)	(7,132)
Net change in unrealized gains (losses) on
available-for-sale securities				48,778				48,778	-	48,778
Total comprehensive income (loss)								41,656	(10)	41,646
Acquisition of Wisconsin Underwriting Associates, LLC								-	400	400
Acquisition of GroupLink, Inc noncontrolling interests			(426)					(426)	(74)	(500)
Common stock dividend ($.05 per share)							(771)	(771)	-	(771)
Share-based compensation expense and related tax benefits	24,503	25	(248)					(223)	-	(223)
Other capital transactions	326	-	35				(6)	29	(24)	5

BALANCE DECEMBER 31, 2009	15,459,720	15,460	100,447	(7,104)	(32,755)	(326)	94,490	202,967	540	203,507
Net income							21,737	21,737	1,676	23,413
Net change in unrealized gains (losses) on
available-for-sale securities				7,737				7,737	244	7,981
Total comprehensive income								29,474	1,920	31,394
Repurchase of common stock					(206,400)	(1,591)		(1,591)	-	(1,591)
Acquisition of MedWatch								-	480	480
Acquisition of HBA								-	480	480
Acquisition of American Independence Corp			(4)					(4)	26,960	26,956
Common stock dividend ($.05 per share)							(762)	(762)	-	(762)
Share-based compensation expense and related tax benefits	12,300	12	514					526	-	526
Contributions from noncontrolling interests								-	109	109
Distributions to noncontrolling interests								-	(863)	(863)
Other capital transactions			46				(28)	18	20	38

BALANCE DECEMBER 31, 2010	15,472,020	$15,472	$101,003	$633	(239,155)	$(1,917)	$115,437	$230,628	$29,646	$260,274
Net income							13,003	13,003	1,763	14,766
Net change in unrealized gains (losses) on
available-for-sale securities				7,100				7,100	343	7,443
Total comprehensive income								20,103	2,106	22,209
Repurchase of common stock					(122,897)	(1,011)		(1,011)	-	(1,011)
Acquire noncontrolling interest in American Independence Corp	1,293,446	1,294	10,128	120				11,542	(12,603)	(1,061)
Acquire noncontrolling interest in Wisconsin Underwriting Assoc			391					391	(391)	-
Sales of certain majority owned subsidiaries								-	(1,097)	(1,097)
Common stock dividend ($.05 per share)							(807)	(807)	-	(807)
Share-based compensation expense and related tax benefits	9,074	9	201					210	-	210
Distributions to noncontrolling interests								-	(818)	(818)
Other capital transactions			91				(70)	21	(1,776)	(1,755)
BALANCE AT DECMEBER 31, 2011	16,774,540	$16,775	$111,814	$7,853	(362,052)	$(2,928)	$127,563	$261,077	$15,067	$276,144

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2011	2010	2009
	(In thousands)
Cash Flows Provided By (Used By) Operating Activities:
Net income (loss)	$14,766	$23,413	$(7,132)
Adjustments to reconcile net loss to net change in cash from operating activities:
Gain on bargain purchase of AMIC	-	(27,830)	-
(Income) loss from discontinued operations	-	256	(301)
Amortization of deferred acquisition costs	11,569	6,243	5,519
Net realized investment gains	(8,670)	(4,646)	(8,789)
Net impairment losses recognized in earnings	1,523	3,819	29,991
Equity income from equity method investments	(1,591)	(974)	(2,015)
Depreciation and amortization	4,153	4,650	5,379
Share-based compensation expenses	616	734	518
Deferred tax expense (benefits)	(1,188)	15,101	(12,449)
Other	4,951	2,328	5,512
Changes in assets and liabilities:
Net purchases of trading securities	-	(1,619)	-
Change in insurance liabilities	963	(34,787)	(25,676)
(Additions) reductions to deferred acquisition costs	(7,659)	(8,343)	1,079
Change in net amounts due from and to reinsurers	2,990	24,985	(38,421)
Change in premium and claim funds	(5,958)	10,363	8,508
Change in current income tax liability	7,612	(4,320)	77
Change in due and unpaid premiums	11,245	9,946	6,932
Change in other assets	(2,595)	1,379	3,545
Change in other liabilities	(4,842)	(15,007)	2,265
Net change in cash from operating activities of continuing operations	27,885	5,691	(25,458)
Net change in cash from operating activities of discontinued operations	-	(1,196)	(2,568)
Net change in cash from operating activities	27,885	4,495	(28,026)

Cash Flows Provided By (Used By) Investing Activities:
Change in net amount due from and to securities brokers	(29,171)	14,490	5,207
Net sales of securities under resale and repurchase agreements	23,823	2,930	18,115
Sales of equity securities	71,183	123,178	18,696
Purchases of equity securities	(61,743)	(105,637)	(4,718)
Sales of fixed maturities	596,651	614,588	463,932
Maturities and other repayments of fixed maturities	158,650	129,876	170,613
Purchases of fixed maturities	(786,560)	(778,153)	(643,435)
Distributions from other investments, net of additional investments	3,231	1,719	808
Cash acquired in acquisition of AMIC, net of cash paid	-	4,562	-
Cash paid in acquisitions of companies, net of cash acquired	-	(3,469)	(775)
Cash received in acquisitions of policy blocks	-	1,192	-
Change in notes and other receivables	969	1,170	2,472
Other investing activities	(1,259)	(1,869)	(2,095)
Net change in cash from investing activities	(24,226)	4,577	28,820

Cash Flows Provided By (Used By) Financing Activities:
Proceeds from issuance of common stock	-	-	1
Repurchases of common stock	(1,011)	(1,591)	-
Excess tax expense from expired stock options
and vesting of restricted stock	(164)	(51)	(720)
Cash paid in acquisitions of noncontrolling interests	(1,587)	-	-
Proceeds (withdrawals) of investment-type insurance contracts	5,433	(1,117)	1,298
Proceeds of debt	2,500	-	-
Repayment of debt	-	(1,500)	(1,000)
Dividends paid	(777)	(767)	(746)
Other capital transactions	(1,252)	(14)	-
Net change in cash from financing activities	3,142	(5,040)	(1,167)

Net change in cash and cash equivalents	6,801	4,032	(373)
Cash and cash equivalents, beginning of year	11,426	7,394	7,767

Cash and cash equivalents, end of year	$18,227	$11,426	$7,394

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc. (“Health Solutions”), and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life.  At December 31, 2011, the Company also owned a 78% interest in American Independence Corp. ("AMIC").

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 50.6% of IHC's outstanding common stock at December 31, 2011.

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

(D)

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

 (E)

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

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investments gains in the Consolidated Statements of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities. There were no such transactions outstanding at December 31, 2011 and 2010.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains and losses), credited or charged, as appropriate, to net realized investment gains (losses) in the Consolidated Statements of Operations (hedge accounting is not applied to these derivatives). There were no such derivative transactions outstanding at December 31, 2011 and 2010.

(v) Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments,  primarily all the securities in our portfolio classified in Level 2 or Level 3 in the Fair Value Hierarchy.

The Company periodically reviews and assesses the vendor’s qualifications and the design and appropriateness of its pricing methodologies.  Management will on occasion challenge pricing information on certain individual securities and, through communications with the vendor, obtain information about the assumptions, inputs and methodologies used in pricing those securities, and corroborate it against documented pricing methodologies. Validation procedures are in place to determine completeness and accuracy of pricing information, including, but not limited to: (i) review of exception reports that (a) identify any zero or un-priced securities; (b) identify securities with no price change; and (c) identify securities with significant price changes; (ii) performance of trend analyses; (iii) periodic comparison of pricing to alternative pricing sources; and (iv) comparison of pricing changes to expectations based on rating changes, benchmarks or control groups.  In certain circumstances, pricing is unavailable from the vendor and broker pricing information is used to determine fair value. In these instances, management will assess the quality of the data sources, the underlying assumptions and the reasonableness of the broker quotes based on the current market information available. To determine if an exception represents an error, management will often have to exercise judgment. Procedures to resolve an exception vary depending on the significance of the security and its related class, the frequency of the exception, the risk of material misstatement, and the availability of information for the security. These procedures include, but are not limited to; (i) a price challenge process with the vendor; (ii) pricing from a different vendor; (iii) a reasonableness review; (iv) a change in price based on better information, such as an actual market trade, among other things.  Management considers all facts and relevant information obtained during the above procedures to determine the proper classification of each security in the Fair Value Hierarchy.

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

(F)

Investment in American Independence Corp.

IHC acquired a controlling interest in AMIC on March 5, 2010. Prior to obtaining control, the Company carried its investment in AMIC on the equity method, with the Company's share of equity income or loss credited or charged, as appropriate, to the Consolidated Statements of Operations with a corresponding change to the investment in AMIC. As an equity method investment, the Company’s investment in AMIC, including related goodwill, was reviewed, at least annually, to determine whether an other-than-temporary impairment occurred. Upon achieving control on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results. The Consolidated Balance Sheets at December 31, 2010 and 2011 include the consolidated assets and liabilities of AMIC. See Note 2 for further information regarding the Company’s investment in AMIC.

(G)

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

(H)

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

Deferred acquisition costs have been decreased by $2,453,000, 3,042,000 and $11,559,000 in 2011, 2010 and 2009 respectively,  representing the portion of unrealized gains on investment securities available-for-sale that have been allocated to deferred acquisition costs on interest sensitive products rather than to stockholders' equity as a component of other comprehensive income or loss.

(I)

Property and Equipment

Property and equipment of $3,231,000 and $4,206,000 are included in other assets at December 31, 2011 and 2010, respectively, net of accumulated depreciation and amortization of $12,971,000 and $12,698,000, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

Health

Medical Stop-Loss

Liabilities for insurance reserves on medical stop-loss coverages are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data. Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2011 and 2010. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

(K)

Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 2.7% to 5.8% in 2011, and 2.9% to 6.5% in 2010 and 1.7% to 6.5% in 2009. The average credited rate was 4.1% in 2011, 4.1% in 2010, and 4.2% in 2009.

(L)

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

(M)

 Participating Policies

Participating policies represent 11.3%, 11.4% and 11.8% of the individual life insurance in-force and 9.3%, 11.3% and 14.4% of the net life and annuity premiums earned, as of and for the years ended December 31, 2011, 2010 and 2009, respectively, and provide for the payment of dividends.  Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies.

(N)

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

(O)

Income Per Common Share

Included in the diluted earnings per share calculation for 2011 and 2010 are 6,000 and 2,000 incremental common shares, respectively, from the assumed exercise of dilutive stock options and from the assumed vesting of dilutive restricted stock, computed using the treasury stock method. For the year ended December 31, 2009, such shares were deemed anti-dilutive.

(P)

Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(Q)

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

(R)

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

(S)

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

At December 31, 2011, the Company had an interest rate swap agreement designated and effective as a cash flow hedge. The objective of the swap is to reduce the variability in cash flows associated with the re-pricing of interest rates on certain variable rate debt. Changes in fair value of the swap were recorded in accumulated other comprehensive income or loss and reclassified to net income as earnings were affected by the variability in the interest payments on the hedged debt.

(T)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the existing requirements for pro forma revenue and earnings disclosures, and expands the supplemental pro forma revenue and earnings disclosures, for public companies that have completed business acquisitions. The amendments in this guidance were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance, effective January 1, 2011, did not have a material effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the FASB issued guidance to amend the disclosure requirements on offsetting financial instruments and related derivatives. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In June and December 2011, the FASB issued guidance that requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments in this update clarify the FASB’s intent about the application of certain existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. None of the amendments in this update require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. For public entities, this guidance is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. AMIC does business with the Insurance Group, including reinsurance treaties under which, in 2011, Standard Security Life and Madison National Life ceded to Independence American an average of 20% of their medical stop-loss business, 9% of a majority of their fully insured health business and 20% of their New York Statutory Disability business.

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

In the fourth quarter of 2011,  AMIC purchased 251,370 shares of its own common stock and IHC purchased an additional 15,981 shares of AMIC common stock in the open market thereby increasing IHC’s ownership interest in AMIC to 78.4% as of December 31, 2011.

In 2011, AMIC acquired an additional 38% ownership interest in its subsidiary, Independent Producers of America, LLC (“IPA”) from noncontrolling interests for an aggregate cash consideration of $525,000, thereby increasing its ownership in IPA to 89.6%. As a result of this transaction, and giving effect to noncontrolling interests in AMIC, the Company (i) reduced noncontrolling interests by $1,568,000; and (ii) recorded a $1,043,000 credit to paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the noncontrolling interests.

Acquisition of AMIC

In March 2010, IHC acquired a controlling interest in AMIC as a result of the purchase of AMIC common stock in the open market. The principal reasons for acquiring control were: (i) the low market price of the AMIC stock; (ii) the improved financial presentation for IHC resulting from the consolidation of financial reporting; and (iii) a closer relationship that will create greater long-term value for both companies. The acquisition furthers IHC's goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. Share purchases of 27,668 shares, or $141,000, through March 5, 2010 (the "Acquisition Date"), totaling 0.33% of voting equity interest, brought the total of AMIC shares owned by the Company to more than 50% of AMIC's outstanding common stock and as a result, IHC has included AMIC’s consolidated assets and liabilities and results of operations subsequent to the Acquisition Date in its consolidated financial results as of and for the periods ended December 31, 2010 and 2011.

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

For the purpose of the pro forma disclosures above, the gain resulting from the bargain purchase transaction has been excluded from the revenues and net income for 2010.  Instead, the gain is included in the revenues and net income for 2010 and has been adjusted to reflect the reversal of the other-than-temporary impairment the Company recorded during the fourth quarter of 2010 as it related to the Company’s equity method investment in AMIC. Other pro forma adjustments to revenues principally reflect the elimination of intercompany fee income and the elimination of the Company’s equity income related to AMIC. Other pro forma adjustments to net income principally reflect the elimination of intercompany fee income and the corresponding administrative expenses, in addition to the elimination of the Company’s equity income related to AMIC.

Subsequent to the Acquisition Date, IHC purchased an additional 9,537shares of AMIC common stock for a total consideration of $58,000 through December 31, 2010.

Equity Investment in AMIC

Prior to the acquisition in March 2010, IHC owned 49.7% of AMIC's outstanding common stock which was purchased in various transactions from 2002 through 2008 and accounted for its investment in AMIC under the equity method. In the fourth quarter of 2009, under the equity method of accounting, due to the length of time, and the magnitude of the amount by which the quoted market price of AMIC had been below IHC’s carrying value, the Company recorded an other-than-temporary impairment loss of $29,198,000 on its investment in AMIC, which net of $12,446,000 of deferred taxes, reduced earnings in 2009 by $16,752,000. This loss was significantly offset by the gain on the bargain purchase of AMIC common shares discussed above.

During the period from January 1, 2010 to the Acquisition Date (the “Stub Period”) IHC recorded $280,000 of equity income from its investment in AMIC. During the year ended December 31, 2009, IHC recorded $1,289,000 of equity income from its investment in AMIC. These amounts represent IHC's proportionate share of income based on its ownership interests during those periods. AMIC paid no dividends on its common stock during the Stub Period in 2010 or during the year ended December 31, 2009.

The following disclosures summarize the effects of certain transactions between IHC and its subsidiaries with AMIC during the Stub Period and other periods prior to the Acquisition Date. Subsequent to the Acquisition Date, the effects of these transactions are eliminated in consolidation. IHC and its subsidiaries recorded income of $208,000 during the Stub Period in 2010 and $1,083,000, for the year ended December 31, 2009 from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $5,867,000 during the Stub Period in 2010 and $45,519,000 for the year ended December 31, 2009. Benefits to policyholders on business ceded to AMIC were $3,020,000 during the Stub Period in 2010 and $31,009,000, for the year ended December 31, 2009. Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $8,452,000 during the Stub Period in 2010 and $62,259,000 for the year ended December 31, 2009 and IHC recorded net commission expense of $326,000 during the Stub Period in 2010 and $2,567,000 for the year ended December 31, 2009 for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

AMIC's condensed operating results for the year ended December 31, 2009 were as follows:

2009

Revenues	$104,247
Expenses	99,609

Income from continuing operations before
income taxes	4,638
Provision for income taxes	1,472

Income from continuing operations	3,166
Loss from discontinued operations	-

Net income	3,166
Net income attributable to non-
controlling interests	(554)

Net income attributable to AMIC	$2,612

Net income attributable to AMIC
per common share:

Basic	$.31
Diluted	$.31

Note 3.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2011, the Company had $17,258,000 in resale agreements outstanding, all of which settled on January 3, 2012 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Note 4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	December 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$319,343	$5,873	$(2,076)	$323,140
CMOs (1) - residential	33,119	5,200	(1,544)	36,775
CMOs (1) - commercial	1,448	-	(910)	538
U.S. Government obligations	164,807	1,775	-	166,582
Agency MBS (2) residential	539	46	-	585
GSEs (3)	59,633	379	(161)	59,851
States and political subdivisions	250,361	5,692	(651)	255,402

Total fixed maturities	$829,250	$18,965	$(5,342)	$842,873

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$6,537	$311	$(149)	$6,699
Preferred stocks-perpetual	21,767	422	(451)	21,738
Preferred stocks-with maturities	8,051	1,136	(83)	9,104

Total equity securities	$36,355	$1,869	$(683)	$37,541

	December 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$272,061	$3,595	$(3,661)	$271,995
CMOs (1) - residential	58,829	6,662	(1,847)	63,644
CMOs (1) - commercial	1,447	-	(639)	808
U.S. Government obligations	16,617	351	-	16,968
Agency MBS (2) residential	10,069	206	(51)	10,224
GSEs (3)	70,199	510	(182)	70,527
States and political subdivisions	365,578	2,070	(8,158)	359,490

Total fixed maturities	$794,800	$13,394	$(14,538)	$793,656

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,600	$167	$(98)	$4,669
Preferred stocks-perpetual	31,530	1,065	(315)	32,280
Preferred stocks-with maturities	9,790	1,334	-	11,124

Total equity securities	$45,920	$2,566	$(413)	$48,073

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The unrealized gains (losses) on certain available-for-sale securities (residential CMO’s and certain preferred stocks with maturities) at December 31, 2011 and 2010 include $2,625,000 and $1,763,000, respectively, of the non-credit related component of other-than-temporary impairment losses, pretax, that were recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	AMORTIZED	FAIR	% OF TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$5,094	$5,139.6%
Due after one year through five years	220,680	223,003	26.4%
Due after five years through ten years	228,277	231,758	27.5%
Due after ten years	283,349	288,071	34.2%
	737,400	747,971	88.7%
CMO and MBS
15 year	50,159	52,935	6.3%
20 year	830	839.1%
30 year	40,861	41,128	4.9%
	$829,250	$842,873	100.0%

The following table summarizes, for all securities in an unrealized loss position at December 31, 2011 and 2010, respectively, the aggregate fair value and gross unrealized loss by length of time those securities had continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$128,820	$1,989	$9,451	$87	$138,271	$2,076
CMOs (1) - residential	1,396	176	14,597	1,368	15,993	1,544
CMOs (1) - commercial	-	-	538	910	538	910
GSE	15,134	131	2,367	30	17,501	161
States and political
subdivisions	43,978	291	20,929	360	64,907	651
Total fixed maturities	189,328	2,587	47,882	2,755	237,210	5,342
Common stocks	1,724	149	-	-	1,724	149
Preferred stocks-perpetual	-	-	4,968	451	4,968	451
Preferred stocks-with maturities	1,644	83	-	-	1,644	83
Total temporarily impaired
securities	$192,696	$2,819	$52,850	$3,206	$245,546	$6,025

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate securities	$103,247	$3,404	$12,253	$257	$115,500	$3,661
CMOs (1) - residential	12,494	476	16,979	1,371	29,473	1,847
CMOs (1) - commercial	-	-	808	639	808	639
Agency MBS (2) residential	5,085	51	-	-	5,085	51
GSE	32,481	170	1,389	12	33,870	182
States and political
subdivisions	195,589	5,292	37,655	2,866	233,244	8,158
Total fixed maturities	348,896	9,393	69,084	5,145	417,980	14,538
Common stocks	999	98	-	-	999	98
Preferred stocks-perpetual	14,845	315	-	-	14,845	315
Total temporarily impaired
securities	$364,740	$9,806	$69,084	$5,145	$433,824	$14,951

At December 31, 2011 and 2010, a total of 53 and 117 fixed maturities, respectively, and 5 and 13 equity securities, respectively, were in a continuous unrealized loss position for less than 12 months. At December 31, 2011 and 2010, a total of 29 and 27 fixed maturities, respectively, and 1 and nil equity securities, respectively, had continuous unrealized losses for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities at December 31, 2011 and 2010 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions is due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil. Because the Company does not intend to sell, nor is it more likely than not, that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

At December 31, 2011, the Company had $19,430,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 44% were in CMOs that originated in 2005 or earlier and 56% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase. The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

Other-Than-Temporary-Impairments

Based on management's review of the portfolio, which considered the various factors described in Note 1 (E) (vi) and Note 1 (F), the Company recorded the following losses for other-than-temporary impairments for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Impairment losses recognized in earnings:
Fixed maturities	$1,523	$3,819	$522
Preferred stocks	-	-	271
Available-for-sale securities:	1,523	3,819	793

Investment in AMIC	-	-	29,198
Total impairment losses recognized in earnings	1,523	3,819	29,991

Impairment losses recognized in other
comprehensive income:
Fixed maturities	948	-	-
Total other-than-temporary impairment losses	$2,471	$3,819	$29,991

For the year ended December 31, 2011, the amount of other-than-temporary impairment losses on fixed maturities recognized in earnings consist of $1,346,000 of credit losses recorded as a result of expected cash flows of certain securities less than the securities’ amortized cost and $177,000 of losses recorded as a result of the Company's intent to sell certain corporate debt securities prior to the recovery of their amortized cost bases. For the year ended December 31, 2010, the amount of other-than-temporary impairments on fixed maturities consist of $3,087,000 of credit losses recorded as a result of expected cash flows of certain securities less than the securities’ amortized cost and $732,000 of losses recorded as a result of the Company's intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

	2011	2010	2009

Balance at beginning of year	$1,763	$2,394	$-
Adoption of new accounting standards	-	-	2,394
Credit portion of other-than-temporary impairment
losses recognized during period	878	-	-
Securities sold	(86)	(631)	-

Balance at end of year	$2,555	$1,763	$2,394

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

Note 5.

Derivative Instruments

In connection with its outstanding $10,000,000 amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At December 31, 2011, the fair value of interest rate swap was $494,000 which is included in other liabilities on the accompanying Consolidated Balance Sheet. See Note 6 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the year ended December 31, 2011, the Company recorded $297,000 of losses, representing the change in fair value of the interest rate swap, in accumulated other comprehensive income on the accompanying Consolidated Balance Sheet, net of related tax benefits of $197,000. At December 31, 2010, the Company held no derivative instruments.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis, at December 31, 2011 and 2010, respectively (in thousands):

December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$323,140	$-	$323,140
CMOs - residential	-	14,648	22,127	36,775
CMOs - commercial	-	-	538	538
US Government obligations	-	166,582	-	166,582
Agency MBS - residential	-	585	-	585
GSEs	-	59,851	-	59,851
States and political subdivisions	-	255,402	-	255,402
Total fixed maturities	-	820,208	22,665	842,873

Equity securities available-for-sale:
Common stocks	6,699	-	-	6,699
Preferred stocks - perpetual	21,738	-	-	21,738
Preferred stocks - with maturities	9,104	-	-	9,104
Total equity securities	37,541	-	-	37,541

Total	$37,541	$820,208	$22,665	$880,414

FINANCIAL LIABILITIES:
Interest rate swap	$-	$494	$-	$494

December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$271,995	$-	$271,995
CMOs - residential	-	26,187	37,457	63,644
CMOs - commercial		-	808	808
US Government obligations	-	16,968	-	16,968
Agency MBS - residential	-	10,224	-	10,224
GSEs	-	70,527	-	70,527
States and political subdivisions	-	359,490	-	359,490
Total fixed maturities	-	755,391	38,265	793,656

Equity securities available-for-sale:
Common stocks	4,669	-	-	4,669
Preferred stocks - perpetual	32,280	-	-	32,280
Preferred stocks - with maturities	11,124	-	-	11,124
Total equity securities	48,073	-	-	48,073

Total	$48,073	$755,391	$38,265	$841,729

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. For the year ending December 31, 2011, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category as a result of limited or inactive markets during 2011. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in 2011. The changes in the carrying value of Level 3 assets and liabilities for the year ended December 31, 2011 are summarized as follows (in thousands):

	December 31, 2011
	CMOs
	Residential	Commercial	Total

Beginning balance	$37,457	$808	$38,265

Gains (losses) included in earnings:
Net realized investment losses	(32)	-	(32)
Other-than-temporary impairments	(1,346)	-	(1,346)

Net unrealized gains (losses) included in
accumulated other comprehensive loss	466	(271)	195
Non-credit portion of other-than-temporary
impairments included in other comprehensive income	(948)	-	(948)

Sales of securities	(9,556)	-	(9,556)

Repayments and amortization of fixed maturities	(3,914)	1	(3,913)

Balance at end of period	$22,127	$538	$22,665

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

(C)

Debt

The fair value of debt with variable interest rates approximates its carrying amount.

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Consolidated Financial Statements are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$23,109	$29,511	$23,216	$28,298

FINANCIAL
LIABILITIES:
Funds on deposit	$417,310	$418,823	$406,366	$411,036
Debt and junior
subordinated debt
securities	48,146	48,146	45,646	45,646

Note 7.

Net Investment Income

Major categories of net investment income for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	2011	2010	2009
	(In thousands)

Fixed maturities	$33,161	$34,022	$36,037
Equity securities	2,749	4,661	3,750
Short-term investments	63	311	110
Policy loans	1,587	1,598	1,789
Equity income (loss):
Investment partnerships	677	684	1,344
Operating partnerships	1,591	694	726
Other	175	160	44
Investment expenses	(215)	(329)	(280)

Net investment income	$39,788	$41,801	$43,520

Note 8.

Net Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(In thousands)
Net realized investment gains (losses):
Fixed maturities	$9,086	$8,407	$8,253
Common stocks	(874)	654	43
Preferred stocks	749	413	493
	8,961	9,474	8,789

Sales of trading securities	-	(1,619)	-
Other gains (losses)	(291)	63	-
Other trading account losses, net	-	(3,272)	-

Net realized investment gains (losses)	$8,670	$4,646	$8,789

For the years ended December 31, 2011, 2010 and 2009, the company realized gross gains of $18,661,000, $14,848,000 and $11,785,000, respectively, and gross losses of $9,700,000, $5,374,000 and $2,996,000, respectively, on sales of available-for-sale securities.

In the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed the trading accounts of the Company. The broker-dealer is now in bankruptcy.  The Company filed a claim to recover the $500,000 maximum amount available from the Securities Investor Protection Corporation (“SIPC”). Based on discussions with the trustee in bankruptcy in the fourth quarter of 2010 pertaining to the resolution of these claims, the Company recorded an additional $3,272,000 of pre-tax losses consisting of: (i) the reversal of $500,000 of anticipated SIPC recoveries initially recorded by a subsidiary of IHC; (ii) the reversal of $500,000 of anticipated SIPC recoveries initially recorded by AMIC; and (iii) an additional $2,272,000 of withdrawals by IHC and AMIC deemed subject to return. A settlement agreement was entered into with the trustee in the first quarter of 2011 and payment by the Company was made in July 2011.

Note 9.

Other Investments

Other investments consist of the following at December 31, 2011 and 2010:

	2011	2010
	(In thousands)

Policy loans	$23,109	$23,216
Investment partnership interests	4,139	6,364
Operating partnership interests	6,829	6,138
Investment in trust subsidiaries	1,146	1,146

	$35,223	$36,864

The Company had invested a total of $3,152,000 and $5,177,000 at December 31, 2011 and 2010, respectively, in a domestic feeder fund of Dolphin Limited Partnership III, L.P. (“Dolphin III").  Dolphin III operates as a private investment partnership to act as the “master fund” in a master-feeder fund structure.  Dolphin III generally seeks significant investment stakes in publicly traded North American companies with a market value of equity plus debt of approximately $2 billion or less. In the fourth quarter of 2011, the Company withdrew 50% of its investment in Dolphin III, amounting to $2,901,000. The Company's net investment income from Dolphin III for the years ended December 31, 2011, 2010 and 2009 was $876,000, $659,000, and $1,174,000, respectively.

With respect to its investment in Dolphin III, the Company is permitted to withdraw all, or a portion of, its capital account, excluding designated investments subject to lock-up, on any May 31 or November 30, upon 120 days prior written notice. A partner may not withdraw capital corresponding to such designated investments for up to three years from when the investment becomes a designated investment, subject to extension for one additional year. Unless waived by the general partner, the amount of aggregate withdrawals by limited partners as of any withdrawal date shall be limited, on a proportionate basis, so that no more than 25% of the fund's aggregate net asset value is withdrawn as of such date. If withdrawing more than 90% of its capital, the partner shall receive at least 90% of the estimated withdrawal proceeds no later than 45 days following the withdrawal date with the balance settled no later than 30 days after completion of the audit of Dolphin III. As of December 31, 2011, Dolphin III did not have any designated investments subject to lock-up and the Company had no unfunded commitments pertaining to Dolphin III.

Note 10.

Acquisitions

The Company completed the following acquisitions in 2010, and 2009. There were no acquisitions in 2011. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. With the exception of AMIC, the effect of the following acquisitions were not material, therefore pro forma results of operations for 2010 and 2009, as though these acquisitions had been completed at the beginning of those years, have not been presented.

(A)

American Independence Corp.

Refer to Note 2 for the discussion pertaining to the acquisition of a controlling interest in AMIC in March 2010 and subsequent acquisitions of non-controlling interests.

(B)       Alliance Underwriters, LLC

In January 2010, the Company acquired the assets of a managing general underwriter, Alliance Underwriters, LLC (“AU”) for a $2,500,000 purchase price. The Company recorded goodwill of $1,459,000 and other intangible assets of $1,100,000, for the fair value of customer relationships, which is being amortized over a weighted average period of 8.0 years.

(C)       MedWatch, LLC

In January 2010, IHC Health Holdings Corp., a wholly owned subsidiary of the Company (“IHC Health Holdings”), acquired a 51% interest in the stock of MedWatch, LLC (“MedWatch”) for a $500,000 purchase price. The Company recorded goodwill of $581,000 and other intangible assets of $360,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 7.5 years. MedWatch provides utilization review and medical management services to fully insured and self-funded health plans. In the fourth quarter of 2011, the Company realized a loss of $9,000 on the Consolidated Statement of Operations resulting from the sale of its 51% interest in MedWatch.

(D)       Hospital Bill Analysis, LLC

In January 2010, IHC Health Holdings acquired a 51% interest in the stock of Hospital Bill Analysis, LLC (“HBA”), a hospital bill review company, for a $500,000 purchase price. The Company recorded goodwill of $814,000 and other intangible assets of $200,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 7.0 years. In the fourth quarter of 2011, the Company realized a loss of $284,000 on the Consolidated Statement of Operations resulting from the sale of its 51% interest in HBA.

(E)

Wisconsin Underwriting Associates, Inc.

In January 2009, Wisconsin Underwriting Associates, Inc., a newly formed wholly owned subsidiary of IHC Health Holdings Corp. ("IHC Health Holdings") acquired the assets of Wisconsin Underwriting Associates, LLC ("WUA") in exchange for $300,000 and 49% of its capital stock. The addition of $750,000 of goodwill represents the excess fair value of the consideration transferred over the total fair value of the net assets of WUA acquired. In January 2011, the Company acquired the remaining 49% noncontrolling interest. The difference between the fair value of the consideration paid and the amount of the non-controlling interest resulted in a credit of $391,000 to additional paid-in capital attributable to IHC Health Holdings.

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

Note 11.

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by business segment are as follows for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)

Balance at beginning of year	$51,713	$48,859
Fully Insured:
Acquisition of AU	-	1,459
Acquisition (sale) of MedWatch	(581)	581
Acquisition (sale) of HBA	(814)	814

Balance at end of year	$50,318	$51,713

See Note 22 for goodwill carrying amounts by segment as of December 31, 2011 and 2010.

At December 31, 2009, the Company wrote-off $4,222,000 of goodwill in connection with an other-than-temporary impairment loss related to its then equity method investment in AMIC. The Company obtained a controlling interest in AMIC in 2010. See Note 2 for further information regarding the impairment loss in 2009.

At December 31, 2011, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2011, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 56% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. The Company will continue to monitor IHC’s book value against market capitalization to determine whether an interim test of goodwill is warranted. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

At December 31, 2011 and 2010, the Company had other intangible assets of $17,715,000 and $20,078,000, respectively, net of accumulated amortization of $10,324,000 and $12,082,000, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets principally represent the estimated fair value of acquired agent and broker relationships. At December 31, 2011 and 2010, other intangible assets include $7,997,000 of intangible assets, primarily the estimated fair value of insurance licenses with indefinite lives, which are not subject to amortization.

The changes in the carrying amount of intangible assets by business segment are as follows for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)

Balance at beginning of year	$20,078	$8,262
Medical Stop-Loss:
Acquisition of AMIC	-	12,200
Fully Insured:
Acquisition of AU	-	1,100
Acquisition (sale) of MedWatch	(218)	360
Acquisition (sale) of HBA	(117)	200
Capitalized software development	233	229
Amortization expense	(2,261)	(2,273)

Balance at end of year	$17,715	$20,078

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

Estimated amortization expense for each of the next five years is as follows:

Amortization
Year	Expense
(In thousands)

2012	$2,534
2013	2,427
2014	2,009
2015	1,097
2016	821

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

The Company recorded income (loss) in 2010 and 2009 from discontinued operations representing expenses and changes in claims and reserves related to insurance liabilities for claims incurred prior to the sale on December 31, 2007 as follows:

	2011	2010	2009

Pretax loss from discontinued operations	$-	$(394)	$(572)
Tax benefits allocated to discontinued operations	-	(138)	(873)

Income (loss) from discontinued operations	$-	$(256)	$301

The Company did not record any expenses or changes in claims and reserves related discontinued operations in 2011.  In 2009, tax benefits include a $673,000 deferred benefit resulting from a capital loss associated with the difference in the tax basis of certain net assets sold.

Net liabilities related to the discontinued operations at December 31, 2010 on the accompanying Consolidated Balance Sheets, consisting of the claims liabilities for claims incurred prior to the sale, were $771,000. The net liability was reduced in 2011 by claim payments made during the year. Due to its immateriality, the residual balance is included in insurance reserves and policy claims liabilities on the accompanying Consolidated Balance Sheets at December 31, 2011.

Note 13.

Insurance Policy Claims and Reserves

The liabilities for unpaid claims and claim adjustment expenses and insurance reserves-health represent amounts necessary to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

Changes in the liability for reserves, unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for the years ended December 31, 2011, 2010 and 2009 are summarized below.

	2011	2010	2009
	(In thousands)

Balance at beginning of year	$197,968	$202,801	$211,318
Less: reinsurance recoverable	82,724	100,711	104,076
Net balance at beginning of year	115,244	102,090	107,242

Gross reserves of AMIC acquired	-	27,373	-
Less: reinsurance recoverable	-	10,296	-
Net reserves of AMIC acquired	-	17,077	-

Amount incurred:
Current year	197,705	203,602	180,015
Prior years	(7,492)	(2,466)	250

Total	190,213	201,136	180,265

Amount paid, related to:
Current year	123,702	137,953	108,438
Prior years	71,905	67,106	76,979

Total	195,607	205,059	185,417

Net balance at end of year	109,850	115,244	102,090
Plus: reinsurance recoverable	83,137	82,724	100,711
Balance at end of year	$192,987	$197,968	$202,801

The preceding schedule reflects:  (i) the due and unpaid; (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The net favorable development in 2011 for prior years of $7,492,000 is primarily the result of $2,622,000 of net favorable developments in Medical Stop-Loss reserves, $2,276,000 in the Fully Insured reserves, $2,397,000 in the group disability reserves and $197,000 in all other reserves.  The net favorable development in 2010 for prior years of $2,466,000 is primarily the result of favorable development of $4,299,000 in the group disability reserves offset by $1,258,000 incurred in Medical Stop-Loss reserves and $575,000 incurred on all other reserves. The amount incurred in 2009 for prior years of $250,000 is primarily the result of $2,586,000 of Medical Stop-Loss reserves and favorable development of $1,905,000 in the group disability reserves and $431,000 on all other reserves.

These changes in reserve estimates are generally the result of on-going analysis of recent loss development trends.  Medical stop-loss business is excess coverage with a short duration. Predicting ultimate claims and estimating reserves in medical stop-loss is especially complicated due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group. Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims. Due to the short-term nature of medical stop-loss, redundancies and deficiencies will typically emerge during the following year rather than over a number of years.

Note 14.

Debt and Junior Subordinated Debt Securities

(A)

Debt

On July 1, 2011, a subsidiary of IHC amended its amortizing term loan with a commercial bank and increased its outstanding debt to $10,000,000. The amortizing term loan, as amended: (i) matures on July 1, 2016; (ii) bears a variable interest rate of Libor plus 3.35%; and (iii) requires annual principal payments in the amount of $2,000,000 commencing on July 1, 2012 through maturity. The Company simultaneously entered into an interest rate swap with the commercial bank lender effectively fixing the rate at 4.95%. See Note 5 for further discussion pertaining to the interest rate swap. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life, Standard Security Life and the assets of such subsidiary of IHC. At December 31, 2011 and 2010, there was $10,000,000 and $7,500,000, respectively, of outstanding debt under this amortizing term loan.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2011 and 2010 (in thousands):

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

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary and, therefore, the trusts are unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recognized liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries at both December 31, 2011 and 2010. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, 400 basis points over the three-month LIBOR, (4.4% at December 31, 2011); Independence Preferred Trust II, 390 basis points over the three-month LIBOR, (4.3% at December 31, 2011); and Independence Preferred Trust III, 350 basis points over the three-month LIBOR (4.0% at December 31, 2011).

The capital securities are mandatorily redeemable upon maturity. The Company has the right to redeem the capital securities, in whole or in part without penalties with respect to Independence Preferred Trust I, Independence Preferred Trust II and Independence Preferred Trust III. The redemption price would be 100% (without penalty) of the principal amount plus accrued and unpaid interest.

Cash payments for interest on debt and junior subordinated debt securities were $1,943,000 $1,908,000 and $2,999,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 15.

Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share, none of which was issued as of December 31, 2011 and 2010.

Note 16.

Common Stock

In 2011, IHC issued of an aggregate 600,218 shares of IHC’s common stock in various private placements of unregistered securities under Section 4(2) of the Securities Act of 1933, as amended, in connection with the acquisition of an aggregate 900,325 shares of AMIC common stock.  See Note 2 regarding AMIC share acquisitions. Accordingly, the shares are "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption.

In August 2011, pursuant to the Exchange Offer discussed in Note 2, IHC issued 693,228 shares of its common stock, plus a de minimis amount of cash paid in-lieu, in exchange for 1,109,225 shares of AMIC common stock.

In 1991, IHC initiated a program of repurchasing shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. Through December 31, 2011, the Company has repurchased 6,302,644 common shares at a cumulative cost of $40,468,000. This total includes repurchases of 112,197 shares and 206,400 shares in 2011 and 2010, respectively.  No shares were repurchased in 2009. All of the repurchased shares have been either retired, reissued, or have become treasury shares. At December 31, 2011, there were 181,403 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

In February 2012, IHC announced a special 10% stock dividend to shareholders with a distribution date in March 2012. Refer to note 23 for more information about IHC dividends.

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

Under the terms of the Company’s share-based compensation plans, option exercise prices are equal to the quoted market price of the shares at the date of grant or higher; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted unvested stock, SARs and share-based performance awards. Restricted unvested shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are equal to the quoted market price of IHC shares at the date of grant, or higher, and have three year vesting periods. There were 677,509 shares available for future stock-based compensation grants under these plans at December 31, 2011.

Total share-based compensation expense recorded for the years ended December 31, 2011, 2010 and 2009 was $573,000, $672,000 and $518,000, respectively, and the related tax benefits recognized for the years ended December 31, 2011, 2010 and 2009 were $228,000, $268,000 and $207,000, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2011 was as follows:

	No. of Shares	Weighted-Average
	Under Option	Exercise Price

December 31, 2010	756,480	$11.68
Expired	(66,740)	21.94

December 31, 2011	689,740	10.68

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2011:

	Outstanding	Exercisable

Number of shares under option	689,740	381,872
Weighted average exercise price per share	$10.68	$11.24
Aggregate intrinsic value	$-	$-
Weighted average contractual term remaining	2.4 years	1.9 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair value of options granted during the year ended December 31, 2010 was $1.57 per share. No options were granted in 2011 or 2009. The assumptions set forth in the table below were used to value these grants:

2010

Weighted-average risk-free interest rate	2.3%
Annual dividend rate per share	$.05
Weighted-average volatility factor of the
Company's common stock	45.0%
Weighted-average expected term of options	4.5 years

Compensation expense of $292,000, $494,000 and $357,000 was recognized in the years ended December 31, 2011, 2010 and 2009, respectively, for the portion of the grant-date fair value of stock options vested during that period.

At December 31, 2011, the total unrecognized compensation cost related to non-vested stock options was $242,000 which is expected to be recognized as compensation expense over a weighted average period of 1.0 years.

Restricted Stock

The Company issued 6,750 restricted stock awards during year ended December 31, 2011 and issued 2,250 restricted stock awards in both the years ended December 31, 2010 and 2009 with weighted-average grant-date fair values of $10.82, $7.01and $6.74 per share, respectively. The total fair value of restricted stock that vested in 2011, 2010 and 2009 was $23,000, $23,000 and $70,000, respectively. Restricted stock expense was $27,000, $28,000 and $104,000 in 2011, 2010 and 2009, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2011:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2010	4,500	$7.80
Granted	6,750	$10.82
Vested	(2,250)	$8.67

December 31, 2011	9,000	$9.85

At December 31, 2011, the total unrecognized compensation cost related to non-vested restricted stock awards was $71,000 which is expected to be recognized as compensation expense over a weighted average period of 2.2 years.

SARs and Other Share-Based Performance Awards

IHC had 209,500 and 100,000 SAR awards outstanding at December 31, 2011 and 2010, respectively, of which 109,500 were issued during 2011 and 100,000 were issued in 2010. No SARs were issued in 2009. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. For the years ended December 31, 2011, 2010 and 2009, IHC recorded $209,000, $79,000 and $ (1,000), respectively, of compensation costs for these awards. No SARs were exercised in 2011, 2010 or 2009, however, in 2009, 80,000 SARs were cancelled and the Company made a cash payment of $4,000 representing the fair value of the SARs at such time. Included in Other Liabilities on the Company’s Consolidated Balance Sheets at December 31, 2011 and December 31, 2010 are liabilities of $288,000 and $79,000, respectively, pertaining to SARs.

Other outstanding awards include share-based performance awards. Compensation costs for these awards are recognized and accrued as performance conditions are met, based on the current share price. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $45,000, $74,000 and $48,000, respectively, of compensation costs for these plans. The intrinsic value of share-based performance awards issued in 2011, 2010 and 2009 was $55,000, $54,000 and $39,000, respectively. Included in Other Liabilities on the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010 are liabilities of $65,000 and $75,000, respectively, pertaining to share-based performance awards.

B)

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $43,000 for the year ended December 31, 2011 and was $62,000 for the period between the Acquisition Date and December 31, 2010. Related tax benefits of $15,000 and $21,000 were recognized for the year ended December 31, 2011 and for the period between the Acquisition Date and December 31, 2010, respectively.

Effective July 1, 2009, AMIC implemented the 2009 Stock Incentive Plan (“AMIC 2009 Plan”), which the AMIC stockholders approved on June 19, 2009.  The AMIC 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the AMIC 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months.  AMIC’s 1998 Plan, which expired by its terms on October 7, 2008, had reserved for issuance a total of 7,154,198 common stock shares.  At December 31, 2011, stock options for 333,956 common stock shares were outstanding, stock options for 310,622 common stock shares were vested, and 6,517,221 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under AMIC’s 1998 Plan prior to its expiration are still in effect.

Stock Options

The following table summarizes information regarding AMIC’s outstanding and exercisable options for the year ended December 31, 2011:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2010	359,234	$9.95
Granted	20,001	5.52
Expired	(31,668)	4.50
Exercised	(13,611)	4.24
December 31, 2011	333,956	10.43

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of December 31, 2011:

	Outstanding	Exercisable

Number of options	333,956	310,622
Weighted average exercise price per share	$10.43	$10.82
Aggregate intrinsic value for all options	$-	$-
Weighted average contractual term remaining	3.12 years	2.67 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the year ended December 31, 2011 and during the period between the Acquisition Date and December 31, 2011 was $3.02 and $2.79 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the periods:

	2011	2010

Weighted-average risk-free interest rate	3.11	3.69%
Annual dividend rate per share	$-	$-
Weighted-average volatility factor of the Company's common stock	36.89%	45.0%
Weighted-average expected term of options	5 years	5 years

Compensation expense of $36,000 and $47,000 was recognized for the year ended December 31, 2011 and for the period between the Acquisition Date and December 31, 2010, respectively, representing the portion of the grant-date fair value of AMIC’s stock options vesting during the period.

AMIC received cash proceeds of $57,000 upon the exercise of 13,611 options with an intrinsic value of $11,000 during the year ended December 31, 2011. AMIC received cash proceeds of $45,000 upon the exercise of 10,000 options with an intrinsic value of $1,000 during the period between the Acquisition Date and December 31, 2010.

As of December 31, 2011, the total unrecognized compensation expense related to AMIC’s non-vested options was $80,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2011 or 2010.  The total fair value of AMIC’s restricted stock that vested during the year ended December 31, 2011 and during the period between the Acquisition Date and December 31, 2010 was $12,000 and $13,000, respectively. Restricted stock expense was $7,000 and $15,000 for the year ended December 31, 2011 and for the period between the Acquisition Date and December 31, 2010, respectively.

The following table summarizes AMIC’s restricted stock activity for the year ended December 31, 2011:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2010	2,500	$6.92
Vested	(1,500)	$6.92
Forfeited	(1,000)	$6.92

December 31, 2011	-	$6.92

Note 18.

Income Taxes

IHC and its subsidiaries, excluding AMIC, file a consolidated Federal income tax return on a June 30 fiscal year. AMIC continues to file its own separate income tax return on a September 30 fiscal year and is not included in the consolidated tax return of IHC. The provision for income tax expense (benefit) attributable to income from continuing operations as shown in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(In thousands)

CURRENT:
U.S. Federal	$4,397	$(2,973)	$1,545
State and Local	523	456	235
	4,920	(2,517)	1,780

DEFERRED:
U.S. Federal	(912)	12,698	(9,997)
State and Local	(276)	2,402	(2,452)
	(1,188)	15,100	(12,449)

	$3,732	$12,583	$(10,669)

Income taxes recorded for the year ended December 31, 2011 includes a deferred income tax benefit of $2,319,000 associated with IHC’s investment in AMIC. As the result of management’s intention to adopt tax planning strategies to recover IHC’s investment in AMIC in a tax-free manner, the cumulative Federal and State deferred income tax liabilities established as of December 31, 2010 for temporary differences between IHC’s book value and tax basis in AMIC became permanent. Accordingly, IHC released its previously recorded deferred income tax liabilities and will not record deferred income taxes in future periods for any earnings or stockholders’ equity adjustments relating to IHC’s investment in AMIC.

Taxes computed at the Federal statutory rate of 35% in 2011, 2010 and 2009, attributable to pretax income from continuing operations, are reconciled to the Company's actual income tax expense on income from continuing operations as follows:

	2011	2010	2009
	(In thousands)

Tax computed at the statutory rate	$6,474	$12,688	$(6,336)
Dividends received deduction and tax
exempt interest	(600)	(1,816)	(2,025)
State and local income taxes, net of Federal effect	444	1,858	(1,442)
AMIC deferred income tax reversal	(2,319)	-	-
Other, net	(267)	(147)	(866)

Income tax expense	$3,732	$12,583	$(10,669)

Deferred income tax expense for the year ended December 31, 2011 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $3,408,000, representing the increase in the related net deferred tax liability to $3,768,000 at December 31, 2011 from $360,000 at December 31, 2010.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2011 and 2010 are summarized below. The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. IHC and its subsidiaries, excluding AMIC, have certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on its deferred tax assets at December 31, 2011 or 2010. At December 31, 2011 and 2010, AMIC had net deferred tax assets of $8,030,000 and $9,227,000, respectively, net of a valuation allowance of $84,665,000 and $86,059,000, respectively.

	2011	2010
	(In thousands)
DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$1,996	$2,612
Unrealized losses on investment securities	197	771
Investment write-downs	5,189	5,383
Loss carryforwards	114,876	112,788
Insurance reserves	1,269	-
Other	4,407	7,109
Total gross deferred tax assets	127,934	128,663
Less valuation allowance	(84,665)	(86,059)

Net deferred tax assets	43,269	42,604

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(9,942)	(11,868)
Insurance reserves	(6,101)	(5,414)
Investment in AMIC	-	(2,589)
Unrealized gains on investment securities	(4,336)	-
Other	(7,892)	(5,982)

Total gross deferred tax liabilities	(28,271)	(25,853)

Net deferred tax asset	$14,998	$16,751

As of December 31, 2011, IHC and its subsidiaries, excluding AMIC, had net operating tax loss carryforwards arising from limitations on offsetting non-life insurance company losses against life insurance company income. The non-life insurance company tax loss carryforwards amount to approximately $40,750,000 at December 31, 2011, which expire as follows (in thousands):

Tax Year:
2025	$498
2026	1,865
2027	7,294
2028	3,317
2029	10,614
2030	10,470
2031	5,608
2032	1,084

$40,750

In addition, as of December 31, 2011, IHC and its subsidiaries, excluding AMIC, had capital tax loss carryforwards of approximately $7,500,000 expiring in 2014 and 2015 arising from excess capital losses realized by the life insurance company group.

At December 31, 2011, AMIC had federal NOL carryforwards of approximately $274,718,000 which expire as follows (in thousands):

Tax Year:
2019	$16,675
2020	70,827
2021	142,530
2022	41,252
2023	528
2024	2
2025	-
2026	354
2027	-
2028	2
2029	1,372
2030	-
2031	1,176
$274,718

At December 31, 2011, AMIC also had NOL carryforwards of approximately $25,814,000 for state income tax purposes, primarily in the State of California.  Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized.

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

The Internal Revenue Service ("IRS") is currently auditing AMIC’s 2009 consolidated income tax return. Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, and AMIC, will realize the benefits of these net deferred tax assets recorded at December 31, 2011. As of December 31, 2011, IHC and its subsidiaries, and AMIC, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

Interest expense and penalties for the years ended December 31, 2011, 2010 and 2009 are insignificant.

Net cash (receipts) payments for income taxes were $(3,626,000), $637,000 and $2,393,000 in 2011, 2010 and 2009, respectively.

Note 19.

Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2011, 2010 and 2009 for operating leases was $4,016,000, $4,942,000 and $4,137,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2011 are as follows (in thousands):

2012	$3,237
2013	2,620
2014	2,370
2015	2,313
2016	2,037
2017 and thereafter	1,254

Total	$13,831

At December 31, 2011, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with a carrying value of $11,406,000 and $11,771,000 were on deposit with various state insurance departments at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had net receivables of $45,348,000 and $29,502,000 from two different reinsurers which are both rated A by A.M. Best.  These are the only reinsurers with a net receivable that individually exceed 10% of the stockholders' equity of the Company. The Company believes that these receivables are fully collectible.

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

The Company did not record any significant policy block acquisitions in 2011 or 2009. Madison National Life acquired a block of life insurance policies during 2010. The following reflects the impact of these transactions:

2010
Liabilities:
Insurance reserves - life	$1,603
Other	3
1,606

Non-cash assets:
Deferred acquisition costs	100
Other investments (policy loans)	251
Due and unpaid premiums	63
414

Cash received	$1,192

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

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows:

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(In thousands)

Life Insurance In-Force:

December 31, 2011	$11,322,537	$236,650	$6,207,385	$5,351,802	4.4%
December 31, 2010	$11,253,298	$291,467	$5,797,444	$5,747,321	5.1%
December 31, 2009	$11,091,711	$703,045	$6,173,559	$5,621,197	12.5%

Benefits to Policyholders:

December 31, 2011	$272,128	$53,929	$101,994	$224,063	24.1%
December 31, 2010	$307,988	$65,624	$132,936	$240,676	27.3%
December 31, 2009	$302,785	$93,307	$176,301	$219,791	42.5%

Premiums Earned:

December 31, 2011
Health	$377,294	$51,703	$130,451	$298,546	17.3%
Life and annuity	48,881	7,663	18,676	37,868	20.2%
	$426,175	$59,366	$149,127	$336,414	17.6%

December 31, 2010
Health	$394,446	$55,036	$159,896	$289,586	19.0%
Life and annuity	48,280	8,712	20,432	36,560	23.8%
	$442,726	$63,748	$180,328	$326,146	19.5%

December 31, 2009
Health	$376,139	$97,527	$215,567	$258,099	37.8%
Life and annuity	39,285	14,595	17,180	36,700	39.8%
	$415,424	$112,122	$232,747	$294,799	38.0%

Included in Gross Amount in 2010 and 2009, respectively, are $8,452,000 and $62,259,000 of premiums written through AMIC subsidiaries prior to its consolidation in 2010. Included in Ceded to Other Companies in 2010 and 2009, respectively, are $5,867,000 and $45,519,000 of Premiums Earned and $3,020,000 and $31,009,000 of Benefits to Policyholders for business ceded to Independence American, a subsidiary of AMIC prior to its consolidation in 2010.

In the fourth quarter of 2011, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer effective January 26, 2012 and transferred approximately $143,421,000 of group annuity reserves in the first quarter of 2012. As a result of such agreement, the Company wrote-off $4,568,000 of deferred acquisition costs at December 31, 2011.

Note 22.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves and liabilities of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Information by business segment for the years ended December 31, 2011, 2010 and 2009 is presented below.

	2011	2010	2009
	(In thousands)
Revenues:
Medical Stop-Loss (A)	$123,497	$130,654	$133,121
Fully Insured Health (B)	167,900	150,684	115,975
Group disability; life, annuities and DBL (C)	60,376	65,972	64,992
Individual life, annuities and other	58,103	58,641	60,638
Corporate	973	28,590	1,314
	410,849	434,541	376,040
Net realized investment gains	8,670	4,646	8,789
Other-than-temporary impairment losses	(1,523)	(3,819)	(29,991)

Total revenues	$417,996	$435,368	$354,838

Income (loss) from continuing operations
before income taxes:
Medical Stop-Loss (A)	$8,983	$1,878	$3,709
Fully Insured Health (B)	7,692	3,126	(7,808)
Group disability; life, annuities and DBL (C) (D)	1,733	6,646	7,107
Individual life, annuities and other	389	2,217	6,302
Corporate	(5,481)	23,470	(3,393)
	13,316	37,337	5,917
Interest expense	(1,965)	(1,912)	(2,817)
Net realized investment gains	8,670	4,646	8,789
Other-than-temporary impairment losses	(1,523)	(3,819)	(29,991)

Income (loss) from continuing operations
before income taxes	$18,498	$36,252	$(18,102)

(A)

The amount includes equity income from AMIC (prior to its acquisition) of $14,000 and $786,000 for the years 2010 and 2009, respectively.

(B)

The amount includes equity income from AMIC (prior to its acquisition) of $244,000 and $387,000 for the years ended December 31, 2010 and 2009, respectively.

(C)

The amount includes equity income from AMIC (prior to its acquisition) of $22,000 and $116,000 for the years ended December 31, 2010 and 2009, respectively.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $2,374,000, $2,382,000 and $2,458,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense for the other segments is insignificant.

	2011	2010
	(In thousands)
IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss (A)	$164,593	$187,639
Fully Insured Health (B)	159,404	164,014
Group disability; life, annuities and DBL	311,422	281,495
Individual life, annuities and other	689,522	681,244
Corporate	33,918	47,400
	$1,358,859	$1,361,792

(A)

The Medical Stop-Loss segment includes allocated goodwill of $5,664,000 at both December 31, 2011 and 2010.

(B)

The Fully Insured Health segment includes allocated goodwill of $44,654,000 and $46,048,000 at December 31, 2011 and 2010, respectively.

Note 23.

Dividend Restrictions on Insurance Subsidiaries and IHC

Dividends from Madison National Life are subject to the prior notification to the Commissioner of Insurance of the State of Wisconsin if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year.  In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net gain from operations for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. In the fourth quarter of 2011, upon approval by the Wisconsin Insurance Commissioner, Madison National Life transferred to its parent, a subsidiary of IHC, all of the outstanding common stock of its wholly owned subsidiary, Standard Security Life, representing an extraordinary dividend with a statutory value of $106,314,000. In addition, Madison National Life declared and paid cash dividends of $2,000,000, $3,450,000 and $3,000,000, in 2011, 2010 and 2009, respectively.  Madison National Life's statutory capital and surplus was $70,266,000 (unaudited) and $174,171,000 as of December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, Madison National Life's statutory net income was $15,080,000 (unaudited), $12,820,000 and $21,423,000, respectively.

The payment of dividends by Standard Security Life to its parent, a subsidiary of IHC, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. Standard Security Life declared and paid dividends to its parent of $4,950,000, $8,500,000 and $7,800,000 in 2011, 2010 and 2009, respectively. Standard Security Life's statutory capital and surplus was $106,481,000 (unaudited) and $109,264,000 as of December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, Standard Security Life's statutory net income was $7,709,000 (unaudited), $3,267,000 and $8,783,000, respectively.

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

Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American paid dividends of $1,000,000 and $1,500,000 in 2011 and 2010, respectively. Independence American’s statutory surplus was $50,466,000 (unaudited) and $47,392,000 as of December 31, 2011 and 2010, respectively, and statutory net income was $3,407,000 (unaudited) and $2,697,000 for 2011and 2010, respectively.

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. IHC declared cash dividends of $807,000 in 2011, $762,000 in 2010 and $771,000 in 2009. In February 2012, IHC announced a special 10% stock dividend payable to shareholders of record on February 17, 2012 with a distribution date of March 5, 2012. Fractional shares will be paid in cash in lieu of stock. IHC also announced it will increase its annual dividend from $.05 to $.07 per share.

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

The net unrealized gains and losses on investment securities included in total comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Before	Tax	Net of
	Tax	Effect	Tax
	(In thousands)
2011
Unrealized gains arising during the year	$20,399	$(5,920)	$14,479
Allocation to deferred acquisition costs	(2,453)	-	(2,453)
Reclassification of net gains included in earnings	(8,961)	3,026	(5,935)
Reclassification of losses recognized as other-than-
temporary impairments in earnings	1,523	(514)	1,009
Net unrealized gains on available-for-sale securities	$10,508	$(3,408)	$7,100

2010
Unrealized gains arising during the year	$20,762	$(6,398)	$14,364
Allocation to deferred acquisition costs	(3,042)	-	(3,042)
Reclassification of net gains included in earnings	(9,474)	3,433	(6,041)
Reclassification of losses recognized as other-than-
temporary impairments in earnings	3,819	(1,363)	2,456
Net unrealized losses on available-for-sale securities	$12,065	$(4,328)	$7,737

2009
Unrealized losses arising during the year	$95,484	$(30,006)	$65,478
Allocation to deferred acquisition costs	(11,559)	-	(11,559)
Reclassification of net losses included in earnings	(8,789)	3,144	(5,645)
Reclassification of losses recognized as other-than-
temporary impairments in earnings	793	(289)	504
Net unrealized losses on available-for-sale securities	$75,929	$(27,151)	$48,778

Included in accumulated other comprehensive income at December 31, 2011 and 2010 are after-tax adjustments of $1,686,000 and $1,132,000, respectively, related to the non-credit related component of other-than-temporary impairment losses. In 2011, unrealized gains arising during the year include losses of $609,000, representing the non-credit portion of other-than-temporary impairments, net of $330,000 tax, and the reclassification of net gains to earnings includes $55,000 of the non-credit related component of previously recorded other-than-temporary impairments on securities that were sold during the period, net of $32,000 tax.  For the year ended December 31, 2010, the reclassification of net gains to earnings incudes $410,000 of non-credit related components of previously recorded other-than-temporary impairments on securities that were sold during the period , net of $221,000 tax.

Note 25.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized below:

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)
2011

Total revenues	$104,319	$105,525	$103,659	$104,493

Income from continuing operations	$3,800	$3,464	$4,011	$3,491
(Income) from noncontrolling interests
in subsidiaries	(616)	(424)	(457)	(266)

Net income attributable to IHC	$3,184	$3,040	$3,554	$3,225

Basic income (loss) per common share:
Income from continuing operations	$.21	$.19	$.22	$.20
Loss from discontinued operations	-	-	-	-

Basic income (loss) per common share	$.21	$.19	$.22	$.20

Diluted income (loss) per common are:
Income from continuing operations	$.21	$.19	$.22	$.20
Loss from discontinued operations	-	-	-	-

Diluted income per share	$.21	$.19	$.22	$.20

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
	(In thousands, except per share data)
2010

Total revenues	$116,350	$106,431	$107,875	$104,712

Income (loss) from continuing operations	$16,377	$2,318	$5,051	$(77)
Loss from discontinued operations	(127)	(55)	(21)	(53)
(Income) from noncontrolling interests
in subsidiaries	(216)	(565)	(610)	(285)

Net income (loss) attributable to IHC	$16,034	$1,698	$4,420	$(415)

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.06	$.11	$.29	$(.02)
Loss from discontinued operations	(.01)	-	-	(.01)

Basic income (loss) per common share	$1.05	$.11	$.29	$(.03)

Diluted income (loss) per common are:
Income (loss) from continuing operations	$1.05	$.11	$.29	$(.02)
Loss from discontinued operations	(.01)	-	-	(.01)

Diluted income (loss) per share	$1.04	$.11	$.29	$(.03)

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2011

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
	(In thousands)
FIXED MATURITIES:
United States Government and
Government agencies and
authorities	$165,346	$167,167	$167,167
GSEs(1)	59,633	59,851	59,851
States, municipalities and
political subdivisions	250,361	255,402	255,402
Public utilities	34,056	34,475	34,475
All other debt securities	319,854	325,978	325,978

TOTAL FIXED MATURITIES	829,250	842,873	842,873

EQUITY SECURITIES:
Common stock	6,537	6,699	6,699
Non-redeemable preferred
stocks	29,818	30,842	30,842

TOTAL EQUITY SECURITIES	36,355	37,541	37,541

Short-term investments	50	50	50
Securities purchased under
agreements to resell	17,258	17,258	17,258
Investment partnership interests	4,139	4,139	4,139
Operating partnership interests	6,829	6,829	6,829
Policy loans	23,109	23,109	23,109
Investment in trust subsidiaries	1,146	1,146	1,146

TOTAL INVESTMENTS	$918,136	$932,945	$932,945

(1) Government-sponsored enterprise securities consist of Federal National Mortgage Association mortgage-backed securities and other fixed maturity securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
BALANCE SHEETS
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2011	2010
	(In thousands, except share data)

ASSETS:
Cash and cash equivalents	$3,098	$601
Fixed maturities, available-for-sale	-	771
Other investments	4,298	6,323
Investments in continuing consolidated subsidiaries	331,784	310,814
Taxes receivable	16,233	13,626
Goodwill	228	228
Other assets	56	59

TOTAL ASSETS	$355,697	$332,422

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$4,586	$4,207
Amounts due to consolidated subsidiaries, net	28,813	23,269
Income taxes payable	7,597	5,374
Net liabilities related to discontinued operations	-	771
Junior subordinated debt securities	38,146	38,146
Dividends payable	411	381

TOTAL LIABILITIES	79,553	72,148

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock, $1.00 par value, 20,000,000 shares authorized;
16,774,540 and 15,472,020 shares issued,
16,412,405 and 15,232,865 shares outstanding	16,775	15,472
Paid-in capital	111,814	101,003
Accumulated other comprehensive income	7,853	633
Treasury stock, at cost; 362,052 and 239,155 shares	(2,928)	(1,917)
Retained earnings	127,563	115,437

TOTAL IHC’S STOCKHOLDERS' EQUITY	261,077	230,628
NONCONTROLLING INTERESTS IN SUBSIDIARIES	15,067	29,646

TOTAL EQUITY	276,144	260,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$355,697	$332,422

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	2011	2010	2009
	(In thousands)

REVENUES:
Net investment income	$929	$746	$1,298
Net realized investment gains (losses)	23	62	(2)
Other-than-temporary impairment losses	-	-	(1,735)
Other income	3,138	3,142	3,357

	4,090	3,950	2,918

EXPENSES:
Interest expense on debt	1,575	1,589	2,269
General and administrative expenses	4,088	3,805	4,229

	5,663	5,394	6,498

Loss before tax benefit	(1,573)	(1,444)	(3,580)
Income tax benefit	(563)	(559)	(1,446)

Loss before equity in net income (loss) of subsidiaries	(1,010)	(885)	(2,134)
Equity in net income (loss) of subsidiaries	15,776	24,554	(5,299)

Income (loss) from continuing operations	14,766	23,669	(7,433)

Discontinued operations:
Income (loss) from discontinued operations	-	(256)	301

Net income (loss)	14,766	23,413	(7,132)

(Income) loss from noncontrolling interests in
subsidiaries	(1,763)	(1,676)	10

Net loss attributable to IHC	$13,003	$21,737	$(7,122)

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

INDEPENDENCE HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	2011	2010	2009
	(In thousands)

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income (loss)	$14,766	$23,413	$(7,132)
Adjustments to net income (loss):
Equity in net (income) loss of subsidiaries	(15,776)	(24,554)	5,299
(Income) loss from discontinued operations	-	256	(301)
Other	(1,470)	(640)	(248)
Changes in other assets and liabilities	1,828	368	6,223

Net change in cash from operating activities	(652)	(1,157)	3,841

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Decrease in investments in and advances to consolidated
subsidiaries	2,264	1,762	2,500
Purchases of fixed maturities	(497)	(2,567)	(5,007)
Sales of fixed maturities	1,271	5,377	1,501
Net distributions from (additions to) other investments	2,025	(659)	(1,174)
Other investing activities	-	(199)	-

Net change in cash from investing activities	5,063	3,714	(2,180)

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1
Repurchases of common stock	(911)	(1,591)	-
Cash paid in acquisitions of noncontrolling interests	(62)	-	-
Excess tax benefits from exercises of common stock options
and vesting of restricted stock	(164)	(51)	(720)
Dividends paid	(777)	(767)	(746)

Net change in cash from financing activities	(1,914)	(2,409)	(1,465)

Net change in cash and cash equivalents	2,497	148	196
Cash and cash equivalents, beginning of year	601	453	257

Cash and cash equivalents, end of year	$3,098	$601	$453

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

		FUTURE
		POLICY		OTHER			INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,	UNEARNED	POLICY-	NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	PREMIUMS	HOLDERS’	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	(3)	FUNDS	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2011
Medical Stop-Loss	$-	58,741	-	-	114,478	4,399	75,490	-	39,024	$114,478
Fully Insured Health	65	32,508	1,471	367	141,322	1,429	89,040	21	71,147	142,206
Group disability; life,
annuities and DBL	-	265,595	2,565	99	50,698	9,495	37,946	5,099	15,598	50,871
Individual life, annuities
and other	37,036	545,037	283	21,080	29,916	23,492	36,386	6,449	14,879	29,913
Corporate	-	-	-	-	-	973	-	-	6,454	-
	$37,101	901,881	4,319	21,546	336,414	39,788	238,862	11,569	147,102	$337,468

December 31, 2010
Medical Stop-Loss	$-	64,339	-	-	121,156	4,080	89,968	-	38,808	$121,156
Fully Insured Health	87	34,540	1,452	589	120,818	1,454	81,676	28	65,854	120,598
Group disability; life,
annuities and DBL	4,015	249,937	2,336	26	55,828	9,668	41,440	497	17,389	55,791
Individual life, annuities
and other	39,363	547,527	255	19,580	28,344	25,839	38,234	5,718	12,472	28,340
Corporate	-	-	-	-	-	760	-	-	5,120	-
	$43,465	896,343	4,043	20,195	326,146	41,801	251,318	6,243	139,643	$325,885
December 31, 2009
Medical Stop-Loss	$-	71,504	-	-	127,724	3,690	92,899	-	36,513	$127,724
Fully Insured Health	115	34,721	2,065	506	84,698	789	58,500	28	65,255	84,395
Group disability; life,
annuities and DBL	4,003	234,986	2,108	44	54,896	9,657	39,270	364	18,251	54,988
Individual life, annuities
and other	40,126	552,267	9,044	19,967	27,481	28,070	34,565	5,127	14,644	27,476
Corporate	-	-	-	-	-	1,314	-	-	4,707	-
	$44,244	893,478	13,217	20,517	294,799	43,520	225,234	5,519	139,370	$294,583

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

(3)

2009 includes $8,847,000 of unearned premium reserves related to the co-insurance agreement for the sale of the Company’s credit segment.  In 2010, these reserves were transferred in accordance with an assumption reinsurance agreement.

EXHIBIT INDEX

Exhibit Number

3.1

Restated Certificate of Incorporation of Independence Holding Company (Filed as Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

3.2

Certificate of Amendment of Restated Certificate of Incorporation of Independence Holding Company (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2004 and incorporated herein by reference).

3.3

By-Laws of Independence Holding Company (Filed as Exhibit 3.3 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.3

Officer Employment Agreement, made as of April 18, 2011, by and among Independence Holding Company, Standard Security Life Insurance Company of New York and Mr. David T. Kettig (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 22, 2011 and incorporated herein by reference).

10.4

Officer Employment Agreement, made as of April 18, 2011, by and among Independence Holding Company, Madison National Life Insurance Company, Inc. and Mr. Larry R. Graber (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 22, 2011 and incorporated herein by reference).

10.5

Officer Employment Agreement, made as of April 18, 2011, by and among Independence Holding Company, IHC Health Solutions, Inc. and Mr. Jeffrey C. Smedsrud made as of April 18, 2011 (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 22, 2011 and incorporated herein by reference).

10.6

Officer Employment Agreement, made as of April 18, 2011, by and among Independence Holding Company, Actuarial Management Corporation and Mr. Bernon R. Erickson, Jr. (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 22, 2011 and incorporated herein by reference).

10.7

Officer Employment Agreement, made as of April 18, 2011, by and between Independence Holding Company and Ms. Teresa A. Herbert (Filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 22, 2011 and incorporated herein by reference).

10.8

Officer Employment Agreement, made as of May 11, 2011, by and between Independence Holding Company and Mr. Roy T.K. Thung (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 that was filed with the SEC on May 12, 2011, and incorporated herein by reference).

21

Subsidiaries of Independence Holding Company, as of December 31, 2011.*

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