Form 10-Q
period 2012-03-31
INDEPENDENCE HOLDING CO
filed 2012-05-10
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012.

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 4, 2012
Common stock, $ 1.00 par value	17,991,661 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 2012 (unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations -
Three Months Ended March 31, 2012 and 2011 (unaudited)	5

Condensed Consolidated Statements of Comprehensive Income-
Three Months Ended March 31, 2012 and 2011 (unaudited)	6

Condensed Consolidated Statement of Changes in Equity -
Three Months Ended March 31, 2012 (unaudited)	7

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2012 and 2011 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	40

Signatures	41

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	17,112	17,258
Trading securities	6,851	-
Fixed maturities, available-for-sale	716,809	842,873
Equity securities, available-for-sale	29,463	37,541
Other investments	32,496	35,223
Total investments	802,781	932,945

Cash and cash equivalents	9,286	18,227
Due from securities brokers	9,585	12,106
Deferred acquisition costs	37,270	37,101
Due and unpaid premiums	39,091	37,341
Due from reinsurers	306,933	159,729
Premium and claim funds	40,194	43,604
Notes and other receivables	19,827	15,500
Goodwill	50,318	50,318
Other assets	49,126	51,988

TOTAL ASSETS	$1,364,411	$1,358,859

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves-health	$173,531	$179,042
Insurance reserves-life and annuity	279,611	279,636
Funds on deposit	421,796	417,310
Unearned premiums	5,935	4,319
Policy claims-health	14,024	13,945
Policy claims-life	12,035	11,948
Other policyholders' funds	22,010	21,546
Due to securities brokers	1,988	383
Due to reinsurers	44,581	40,030
Accounts payable, accruals and other liabilities	60,504	66,410
Debt	10,000	10,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,084,161	1,082,715

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	- -
Common stock $1.00 par value, 20,000,000 shares authorized;
18,457,336 and 18,450,917 shares issued;
18,008,947 and 18,052,661 shares outstanding	18,457	18,451
Paid-in capital	126,377	126,298
Accumulated other comprehensive income	8,270	7,853
Treasury stock, at cost; 448,389 and 398,257 shares	(3,747)	(3,277)
Retained earnings	115,675	111,752

TOTAL IHC STOCKHOLDERS’ EQUITY	265,032	261,077
NONCONTROLLING INTERESTS IN SUBSIDIARIES	15,218	15,067

TOTAL EQUITY	280,250	276,144

TOTAL LIABILITIES AND EQUITY	$1,364,411	$1,358,859

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
REVENUES:
Premiums earned:
Health	$74,285	$75,723
Life and annuity	9,489	10,150
Net investment income	8,751	10,116
Fee income	7,421	7,377
Other income	1,156	1,458
Net realized investment gains (losses)	1,137	(202)

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(83)	(303)
Portion of losses recognized in other comprehensive income	-	-
Net impairment losses recognized in earnings	(83)	(303)

	102,156	104,319
EXPENSES:
Insurance benefits, claims and reserves:
Health	46,193	50,576
Life and annuity	10,942	13,673
Selling, general and administrative expenses	36,472	35,986
Amortization of deferred acquisitions costs	1,594	1,691
Interest expense on debt	539	457

	95,740	102,383

Income from operations before income taxes	6,416	1,936
Income taxes (benefits)	2,086	(1,864)

Net income	4,330	3,800
Less: income from noncontrolling interests in subsidiaries	(408)	(616)

NET INCOME ATTRIBUTABLE TO IHC	$3,922	$3,184

Basic income per common share	$.22	$.19

WEIGHTED AVERAGE SHARES OUTSTANDING	18,029	17,027

Diluted income per common share	$.22	$.19

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	18,176	17,031

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$4,330	$3,800
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	719	(264)
Other-than-temporary impairment losses recorded in other comprehensive
income	-	-
Allocation to deferred acquisition costs	(14)	82
Unrealized gains (losses) on derivative instruments	(36)	-
Other comprehensive income (loss) before income taxes (benefits)	669	(182)
Income taxes (benefits) related to other comprehensive income	286	(57)
Other comprehensive income (loss), net of tax	383	(125)

Comprehensive income, net of tax	4,713	3,675

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(408)	(616)
Other comprehensive loss, net of tax, attributable to noncontrolling interests:
Unrealized losses on available-for-sale securities, net of tax	33	31
Other-than-temporary impairment losses recorded in other
comprehensive income (loss), net of tax	-	-
Other comprehensive loss, net of tax, attributable to noncontrolling interests	33	31

Comprehensive income, net of tax, attributable to noncontrolling interests:	(375)	(585)

Comprehensive income, net of tax, attributable to IHC	$4,338	$3,090

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2011	$18,451	$126,298	$7,853	$(3,277)	$111,752	$261,077	$15,067	$276,144

Net income					3,922	3,922	408	4,330
Other comprehensive income
(loss), net of tax			416			416	(33)	383
Repurchases of common				(470)	12	(458)	-	(458)
Acquire noncontrolling
interests in American
Independence Corp.		12	1			13	(36)	(23)
Common stock dividend					(11)	(11)	-	(11)
Share-based compensation
expenses and related
tax benefits	6	58				64	-	64
Distributions to noncontrolling
interests						-	(191)	(191)
Other capital transactions		9				9	3	12

BALANCE AT
MARCH 31, 2012	$18,457	$126,377	$8,270	$(3,747)	$115,675	$265,032	$15,218	$280,250

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$4,330	$3,800
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	1,594	1,691
Net realized investment (gains) losses	(1,137)	202
Other-than-temporary impairment losses	83	303
Equity income from equity method investments	(458)	(542)
Depreciation and amortization	990	1,123
Share-based compensation expenses	478	138
Deferred tax (benefit) expense	1,789	(605)
Other	1,782	878
Changes in assets and liabilities:
Net sales (purchases) of trading securities	(928)	-
Change in insurance liabilities	803	279
Additions to deferred acquisition costs, net	(1,776)	(1,722)
Change in net amounts due from and to reinsurers	(142,652)	(2,181)
Change in premium and claim funds	3,410	(2,112)
Change in current income tax liability	1,013	(1,621)
Change in due and unpaid premiums	(1,749)	2,748
Change in other assets	(155)	(1,122)
Change in other liabilities	(6,260)	1,279

Net change in cash from operating activities	(138,843)	2,536

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	4,126	(20,947)
Net sales of securities under resale and repurchase agreements	146	20,303
Sales of equity securities	4,928	14,993
Purchases of equity securities	(2,001)	(19,015)
Sales of fixed maturities	246,167	89,904
Maturities and other repayments of fixed maturities	12,797	17,799
Purchases of fixed maturities	(133,450)	(103,417)
Additional investments in other investments, net of distributions	3,185	(617)
Change in notes and other receivables	(4,292)	(481)
Other investing activities	(896)	(372)

Net change in cash from investing activities	130,710	(1,850)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(457)	-
Excess tax expense from expired stock options	(57)	(117)
Cash paid in acquisitions of noncontrolling interests	(267)	(1,000)
Proceeds of investment-type insurance contracts	392	803
Dividends paid	(421)	(381)
Other capital transactions	2	21

Net change in cash from financing activities	(808)	(674)

Net change in cash and cash equivalents	(8,941)	12
Cash and cash equivalents, beginning of year	18,227	11,426

Cash and cash equivalents, end of period	$9,286	$11,438

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc. (“Health Solutions”), and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life. At March 31, 2012, the Company also owned a 78.5% interest in American Independence Corp. (“AMIC”).

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 50.7% of IHC's outstanding common stock at March 31, 2012.

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

In February 2012, IHC declared a special 10% stock dividend to shareholders of record on February 17, 2012 with a distribution date of March 5, 2012. All references to number of common shares and earnings per share amount have been adjusted retroactively for all periods presented to reflect the change in capital structure.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2011, the FASB issued guidance related to evaluating goodwill for impairment.  The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test.  Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance.  An entity may begin or resume performing the qualitative assessment in any subsequent period.  This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company’s consolidated financial statements.

In June and December 2011, the FASB issued guidance that requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments were effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively.  This standard only affected the Company’s presentation of comprehensive income and did not affect the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments in this update clarify the FASB’s intent about the application of certain existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. None of the amendments in this update require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. For public entities, this guidance was effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company’s consolidated financial statements.

In April 2011, the FASB issued guidance that amends existing standards with regards to transfers of financial assets under repurchase and other agreements that entitle and obligate the transferor to repurchase or redeem the assets prior to maturity. Specifically, with respect to assessing effective control in such agreements, the criteria that the transferor must have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even upon the transferee's default, has been eliminated; as has the corresponding criterion calling for the transferor to have obtained cash or other sufficient collateral to purchase replacement assets from a third party, which was required to demonstrate such ability. This guidance was effective for the first interim or annual period beginning after December 15, 2011. The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company’s consolidated financial statements.

In October 2010, the FASB issued guidance that specifies the accounting treatment for the costs incurred by insurance entities when acquiring new and renewal insurance contracts. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance, which was applied prospectively January 1, 2012, had a negligible impact on the Company’s consolidated financial statements.

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

During the first quarter of 2012, IHC acquired an aggregate 5,124 shares of AMIC common stock from noncontrolling interests for an aggregate of $23,000 cash consideration. As a result of these transactions, the Company: (i) recorded a $12,000 credit to paid-in capital representing the difference between the fair  value of the consideration paid and the carrying value of the noncontrolling interest; and (ii) increased its ownership interest in AMIC to 78.5%.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations for the three months ended March 31, 2012 and 2011 are 147,000 and 4,000, respectively, of incremental shares from the assumed exercise of dilutive stock options and the assumed vesting of dilutive restricted stock, computed using the treasury stock method.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows:

	March 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$343,552	$5,446	$(3,283)	$345,715
CMOs- residential (1)	22,419	5,114	(735)	26,798
CMOs - commercial	1,448	-	(915)	533
U.S. Government obligations	21,671	627	(4)	22,294
Agency MBS - residential (2)	499	43	-	542
GSEs (3)	60,395	510	(162)	60,743
States and political subdivisions	253,358	7,558	(732)	260,184

Total fixed maturities	$703,342	$19,298	$(5,831)	$716,809

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$3,001	$84	$(5)	$3,080
Preferred stock - perpetual	16,349	406	-	16,755
Preferred stock - with maturities	8,051	1,577	-	9,628

Total equity securities	$27,401	$2,067	$(5)	$29,463

	December 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
	(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$319,343	$5,873	$(2,076)	$323,140
CMOs - residential (1)	33,119	5,200	(1,544)	36,775
CMOs - commercial	1,448	-	(910)	538
U.S. Government obligations	164,807	1,775	-	166,582
Agency MBS - residential (2)	539	46	-	585
GSEs (3)	59,633	379	(161)	59,851
States and political subdivisions	250,361	5,692	(651)	255,402

Total fixed maturities	$829,250	$18,965	$(5,342)	$842,873

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$6,537	$311	$(149)	$6,699
Preferred stock - perpetual	21,767	422	(451)	21,738
Preferred stock - with maturities	8,051	1,136	(83)	9,104

Total equity securities	$36,355	$1,869	$(683)	$37,541

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The unrealized gains (losses) on certain available-for-sale securities (residential CMO’s and certain preferred stocks with maturities) at March 31, 2012 and December 31, 2011 include $1,897,000 and $2,625,000, respectively, of the non-credit related component of other-than-temporary impairment losses, pretax, that were recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$10,495	$10,694	1.5%
Due after one year through five years	153,663	156,083	21.8%
Due after five years through ten years	173,812	175,236	24.4%
Due after ten years	283,493	289,001	40.3%
	621,463	631,014	88.0%
CMO and MBS
15 year	39,228	42,781	6.0%
20 year	813	830.1%
30 year	41,838	42,184	5.9%

	$703,342	$716,809	100.0%

The following tables summarize, for all available-for-sale securities in an unrealized loss position at March 31, 2012 and December 31, 2011, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$137,266	$(2,950)	$19,630	$(333)	$156,896	$(3,283)
CMOs - residential	200	(134)	8,726	(601)	8,926	(735)
CMO's - commercial	-	-	533	(915)	533	(915)
U.S. Government obligations	1,238	(4)	-	-	1,238	(4)
Agency MBS residential	-	-	-	-	-	-
GSEs	13,356	(89)	3,336	(73)	16,692	(162)
States and political
subdivisions	52,214	(494)	18,831	(238)	71,045	(732)
Total fixed maturities	204,274	(3,671)	51,056	(2,160)	255,330	(5,831)
Common stocks	851	(5)	-	-	851	(5)
Preferred stocks-perpetual	-	-	-	-	-	-
Total temporarily
impaired securities	$205,125	$(3,676)	$51,056	$(2,160)	$256,181	$(5,836)

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate securities	$128,820	$1,989	$9,451	$87	$138,271	$2,076
CMOs - residential	1,396	176	14,597	1,368	15,993	1,544
CMOs - commercial	-	-	538	910	538	910
GSEs	15,134	131	2,367	30	17,501	161
States and political subdivisions	43,978	291	20,929	360	64,907	651
Total fixed maturities	189,328	2,587	47,882	2,755	237,210	5,342
Common stocks	1,724	149	-	-	1,724	149
Preferred stocks-perpetual	-	-	4,968	451	4,968	451
Preferred stocks-with maturities	1,644	83	-	-	1,644	83
Total temporarily impaired
securities	$192,696	$2,819	$52,850	$3,206	$245,546	$6,025

At March 31, 2012 and December 31, 2011, a total of 60 and 53 fixed maturities available-for-sale, respectively, and 4 and 5 equity securities available-for-sale, respectively, were in a continuous unrealized loss position for less than 12 months. At both March 31, 2012 and December 31, 2011 a total of 29 fixed maturities available-for-sale, and nil and 1 equity security available-for-sale, respectively, had continuous unrealized losses for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities available-for-sale at March 31, 2012 and December 31, 2011 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized loss on corporate securities and state and political subdivisions are due to wider spreads. Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, the Company had $12,868,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 21.3% were in CMOs that originated in 2005 or earlier and 78.7% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributed to general disruptions in the credit market subsequent to purchase. The Company’s mortgage security portfolio has no exposure to sub-prime mortgages.

Other-Than-Temporary Impairment Evaluations

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. The factors considered by management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statement of Operations.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statement of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Condensed Consolidated Statement of Comprehensive Income. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income.

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Other-than-temporary impairments:
Fixed maturities	$83	$303

For the three months ended March 31, 2012 and 2011 other-than-temporary impairments on fixed maturities of $83,000 and $303,000, respectively, consist of credit losses recorded as a result of expected cash flows on certain debt securities less than their amortized cost. No losses for other-than-temporary impairments were recognized in other comprehensive income for the three months ended March 31, 2012 or 2011.

For the three months ended March 31, 2012 and 2011, cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

	2012	2011

Balance at beginning of year	$2,555	$1,763
Credit portion of other-than-temporary
impairment losses recognized during period	-	-
Securities sold	(576)	-

Balance at end of period	$1,979	$1,763

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

Note 5.

Derivative Instruments

In connection with its outstanding $10,000,000 amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge.  The fair value of the interest rate swap was $530,000 and $494,000 at March 31, 2012 and December 31, 2011, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 7 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the three months ended March 31, 2012, the Company recorded losses of $22,000 (net of related tax benefits of $14,000), representing the after-tax change in fair value of the interest rate swap, in other comprehensive income on the accompanying Condensed Consolidated Statement of Comprehensive Income.

Note 6.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Sales of available-for-sale securities:
Fixed maturities	$1,241	$(1,495)
Common stocks	-	(45)
Preferred stocks	(491)	1,338
Total sales of available-for-sale securities	750	(202)

Sales of trading securities	256	-
Total realized gains (losses)	1,006	(202)

Unrealized gains (losses) on trading securities:
Available-for-sale securities transferred
to trading category on January 1, 2012	138	-
Change in unrealized gains (losses) on trading securities	(7)	-
Total unrealized gains (losses) on trading securities	131	-

Net realized investment gains (losses)	$1,137	$(202)

For the three months ended March 31, 2012, the Company realized gross gains of $3,290,000 and realized gross losses of $2,540,000 on sales of available-for-sale securities. For the three months ended March 31, 2011, the Company realized gross gains of $3,532,000 and realized gross losses of $3,734,000 on sales of available-for-sale securities.

On January 1, 2012, the Company transferred equity securities previously classified as available-for-sale into the trading category and, as a result, recognized $287,000 of gross gains and $149,000 of gross losses in net realized investment gains on the accompanying Condensed Consolidated Statement of Operations. These gains and losses were previously included in accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheet at December 31, 2011.

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

  The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at March 31, 2012 and December 31, 2011, respectively (in thousands):

March 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$345,715	$-	$345,715
CMOs - residential	-	13,448	13,350	26,798
CMOs - commercial	-	-	533	533
US Government obligations	-	22,294	-	22,294
Agency MBS - residential	-	542	-	542
GSEs	-	60,743	-	60,743
States and political subdivisions	-	257,541	2,643	260,184
Total fixed maturities	-	700,283	16,526	716,809

Equity securities available-for-sale:
Common stocks	3,080	-	-	3,080
Preferred stocks - perpetual	16,755	-	-	16,755
Preferred stocks - with maturities	9,628	-	-	9,628
Total equity securities	29,463	-	-	29,463

Trading securities:
Common stocks	6,851	-	-	6,851
Total trading securities	6,851	-	-	6,851

Total Financial Assets	$36,314	$700,283	$16,526	$753,123

FINANCIAL LIABILITIES:
Interest rate swap	$-	$530	$-	$530

December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$323,140	$-	$323,140
CMOs - residential	-	14,648	22,127	36,775
CMOs - commercial	-	-	538	538
US Government obligations	-	166,582	-	166,582
Agency MBS - residential	-	585	-	585
GSEs	-	59,851	-	59,851
States and political subdivisions	-	255,402	-	255,402
Total fixed maturities	-	820,208	22,665	842,873

Equity securities available-for-sale:
Common stocks	6,699	-	-	6,699
Preferred stocks - perpetual	21,738	-	-	21,738
Preferred stocks - with maturities	9,104	-	-	9,104
Total equity securities	37,541	-	-	37,541

Total Financial Assets	$37,541	$820,208	$22,665	$880,414

FINANCIAL LIABILITIES:
Interest rate swap	$-	$494	$-	$494

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. At March 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category at March 31, 2012. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in 2012. The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2012 are summarized as follows (in thousands):

	March 31, 2012
	CMOs
			States and Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$22,127	$538	$-	$22,665

Purchases of securities	-	-	2,135	2,135

Gains(losses) included in earnings:
Net realized investment losses	(1,212)	-	-	(1,212)
Other-than-temporary impairments	(83)	-	-	(83)

Net unrealized gains (losses) included in
accumulated other comprehensive loss	671	(5)	496	1,162

Sales of securities	(7,087)	-	-	(7,087)
Repayments and amortization of
fixed maturities	(1,065)	-	11	(1,054)

Balance at end of period	$13,351	$533	$2,642	$16,526

The following methods and assumptions were used to estimate the fair value of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements:

(A)

Policy Loans

The fair value of policy loans included in level 2 of the fair value hierarchy is estimated by projecting aggregate loan cash flows to the end of the expected lifetime period of the life insurance business at the average policy loan rates, and discounting them at a current market interest rate.

(B)

Funds on Deposit

The Company has two types of funds on deposit. The first type is credited with a current market interest rate, resulting in a fair value which approximates the carrying amount. The second type carries fixed interest rates which are higher than current market interest rates. The fair value of these deposits was estimated by discounting the payments using current market interest rates. The Company's universal life policies are also credited with current market interest rates, resulting in a fair value which approximates the carrying amount. Both types of funds on deposit are included in level 2 of the fair value hierarchy.

(C)

Debt

The fair value of debt with variable interest rates approximates its carrying amount and is included in level 2 of the fair value hierarchy.

The estimated fair values of financial instruments not disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
FINANCIAL ASSETS:
Policy loans	$22,951	$29,342	$23,109	$29,511

FINANCIAL
LIABILITIES:
Funds on deposit	$421,796	$424,596	$417,310	$418,823
Debt and junior
subordinated debt
securities	$48,146	$48,146	$48,146	$48,146

  The following tables present the categorization by level of the fair value hierarchy for items above that are not carried at fair value in the Condensed Consolidated Financial Statements, at March 31, 2012 and December 31, 2011, respectively (in thousands):

March 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Policy loans	$-	$29,342	$-	$29,342

FINANCIAL LIABILITIES:
Funds on deposit	$-	$424,596	$-	$424,596
Debt and junior subordinated
debt securities	$-	$48,146	$-	$48,146

December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Policy loans	$-	$29,511	$-	$29,511

FINANCIAL LIABILITIES:
Funds on deposit	$-	$418,823	$-	$418,823
Debt and junior subordinated
debt securities	$-	$48,146	$-	$48,146

Note 8.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first quarter of 2012 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2011	$50,318	$9,738	$7,977	$17,715

Fully insured:
Acquired CPR	-	325	-	325
Capitalized software development	-	91	-	91
Amortization expense	-	(610)	-	(610)

Balance at March 31, 2012	$50,318	$9,544	$7,977	$17,521

In February 2012, the Company acquired the net assets of CPR Risk Management, Inc. for (“CPR”) an aggregate purchase price of $275,000. The Company recorded other intangible assets of $325,000 representing customer relationships, which is being amortized over a weighted average period of 5.0 years.

Note 9.

Common Stock

IHC issued 1,638,849 shares of common stock, net of treasury shares, in connection with a special 10% stock dividend payable to shareholders of record on February 17, 2012 with a distribution date of March 5, 2012. Accordingly, IHC charged retained earnings $15,799,000, representing the fair value of such shares on the distribution date, and recorded a credit to common stock for the par value of such shares and a credit to paid-in capital for the remaining difference. Fractional shares were paid in cash in-lieu of stock. All references to number of common shares and earnings per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure.

In February 2012, IHC announced it will increase its annual dividend from $.05 to $.07 per share.

Note 10.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans.

A)  IHC Share-Based Compensation Plans

Total share-based compensation was $470,000 and $122,000 for the three months ended March 31, 2012 and 2011, respectively. Related tax benefits of $188,000 and $49,000 were recognized for the three months ended March 31, 2012 and 2011, respectively.

Under the terms of IHC’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. At March 31, 2012, there were 387,867 shares available for future stock-based compensation grants under IHC’s stock incentive plans.

Stock Options

The Company’s stock option activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2011	758,714	$9.71
Expired	(24,200)	19.54
March 31, 2012	734,514	$9.39

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2012:

	Outstanding	Exercisable

Number of options	734,514	565,187
Weighted average exercise price per share	$9.39	$9.48
Aggregate intrinsic value for all options	$441	$294
Weighted average contractual term remaining	2.2 years	2.0 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the three months ended March 31, 2012 or 2011.

Compensation expense of $61,000 and $110,000 was recognized in the three months ended March 31, 2012 and 2011, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months ended March 31, 2012 or 2011.

As of March 31, 2012, the total unrecognized compensation expense related to non-vested stock options was $182,000 which is expected to be recognized over the remaining requisite weighted-average service period of .75 years.

Restricted Stock

At March 31, 2012 and December 31, 2011, there were 9,900 unvested shares of restricted stock outstanding with a weighted average grant-date fair value of $8.95 per share. Restricted stock expense was $9,000 and $5,000, respectively, for the three months ended March 31, 2012 and 2011, respectively. No shares of restricted stock were issued by the Company, or vested, during the first three months of 2012 or 2011.

As of March 31, 2012, the total unrecognized compensation expense related to non-vested restricted stock awards was $62,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.0 years.

SARs and Share-Based Performance Awards

IHC had 274,450 and 230,450 SAR awards outstanding at March 31, 2012 and December 31, 2011, respectively. During the first quarters of 2012 and 2011, the Company granted 44,000 and 96,800 SARs, respectively. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. For the three months ended March 31, 2012 and 2011, IHC recorded $393,000 and $16,000, respectively, of compensation costs for these awards.  No SARs were exercised during the three months ended March 31, 2012 or 2011. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 are liabilities of $680,000 and $288,000, respectively, pertaining to SARs.

 Other outstanding awards include share-based performance awards. Compensation costs for these awards are recognized and accrued as performance conditions are met, based on the current share price. For the three months ended March 31, 2012 and 2011, IHC recorded $9,000 and $(9,000), respectively, of compensation costs for these awards.  The intrinsic value of share-based performance awards issued during the first quarter of 2012 was $52,000. There were no payments related to these awards in the first quarter of 2011. Included in the other liabilities on the Company’s Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 are liabilities of $21,000 and $65,000, respectively, pertaining to share-based performance awards.

B)

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $8,000 and $16,000 for the three months ended March 31, 2012 and 2011, respectively.  Related tax benefits of $3,000 and $5,000 were recognized for the three months ended March 31, 2012 and 2011, respectively.

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

Stock Options

The following table summarizes information regarding AMIC’s outstanding and exercisable options for the three months ended March 31, 2012:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2011	333,956	$10.43
Expired	-	-
Exercised	-	-
March 31, 2012	333,956	$10.43

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of March 31, 2012:

	Outstanding	Exercisable

Number of options	333,956	311,733
Weighted average exercise price per share	$10.43	$10.80
Aggregate intrinsic value for all options	$-	$-
Weighted average contractual term remaining	2.87 years	2.44 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the three months ended March 31, 2012 or 2011.

Compensation expense of $8,000 and $12,000 was recognized for the three months ended March 31, 2012 and 2011, respectively, for the portion of the grant-date fair value of AMIC’s stock options vesting during the period.

No options were exercised during the three months ended March 31, 2012. AMIC received cash proceeds of $21,000 upon the exercise of 4,722 options with an intrinsic value of $2,000 during the three months ended March 31, 2011.

As of March 31, 2012, the total unrecognized compensation expense related to AMIC’s non-vested options was $72,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards have been issued since then. AMIC had no unvested restricted stock awards outstanding at March 31, 2012 and December 31, 2011. Restricted stock expense was $4,000 for the three months ended March 31, 2011.

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

The deferred income tax expense for the three months ended March 31, 2012 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $286,000, representing the increase in the related deferred tax liability from $3,768,000 at December 31, 2011 to 4,054,000 at March 31, 2012.

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

At March 31, 2012, AMIC, had net operating loss carryforwards of approximately $273,600,000 for federal income tax purposes which expire between 2019 and 2029. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 was $7,478,000 and $8,030,000, respectively. AMIC continues to file its own separate income tax return and is not included in the consolidated tax return of IHC.

Note 12.

Reinsurance

Effective January 26, 2012, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer to cede group annuity reserves. In accordance with the agreement, Standard Security Life transferred $143,537,000 of cash in the first quarter of 2012 and recorded a corresponding amount as due from reinsurers. Subsequent to March 31, 2012, the Company received final approval from the New York State Insurance Department to convert the transfer from a coinsurance to an assumption agreement.  When complete, the assumption will contractually relieve Standard Security Life of liability with regards to the policies.

Note 13.

Supplemental Disclosures of Cash Flow Information

Tax refunds, net of tax payments, were $915,000 and $(157,000) during the three months ended March 31, 2012 and 2011.

Cash payments for interest were $532,000 and $464,000 during the three months ended March 31, 2012 and 2011, respectively.

Note 14.

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) include: (i) the after-tax net unrealized gains and losses on investment securities available for sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired; (ii) the non-credit related component of other-than-temporary impairments of fixed maturities, net of tax; and (iii) the after-tax gains and losses from derivative instruments designated and qualifying as a cash flow hedge.

The tax effect on each component of other comprehensive income (loss) for three months ended March 31, 2012 and 2011 is as follows:

	Before	Tax	Net of
	Tax	Effect	Tax
	(In thousands)
2012
Net unrealized gains (losses) on available-for-sale securities	$719	$300	$419
Other-than-temporary impairment losses	-	-	-
Allocation to deferred acquisition costs	(14)	-	(14)
Unrealized gains (losses) on derivatives	(36)	(14)	(22)
Other comprehensive income (loss)	$669	$286	$383

2011
Net unrealized gains (losses) on available-for-sale securities	$(264)	$(57)	$(207)
Other-than-temporary impairment losses	-	-	-
Allocation to deferred acquisition costs	82	-	82
Unrealized gains (losses) on derivatives	-	-	-
Other comprehensive income (loss)	$(182)	$(57)	$(125)

Note 15.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months ended March 31, 2012 and 2011 is presented below (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Medical Stop-Loss	$35,260	$30,635
Fully Insured Health	38,667	43,239
Group disability, life, annuities and DBL	12,915	15,257
Individual life, annuities and other	13,790	15,143
Corporate	470	550
	101,102	104,824
Net realized investment gains	1,137	(202)
Other-than-temporary impairment losses	(83)	(303)
	$102,156	$104,319
Income from continuing operations
before income taxes:
Medical Stop-Loss	$6,085	$(27)
Fully Insured Health(A)	1,152	3,363
Group disability, life, annuities and DBL	(31)	(184)
Individual life, annuities and other	370	14
Corporate	(1,675)	(268)
	5,901	2,898
Net realized investment gains	1,137	(202)
Other-than-temporary impairment losses	(83)	(303)
Interest expense	(539)	(457)
	$6,416	$1,936

(A)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of acquisition accounting. Total amortization expense was $595,000 and $607,000 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense for the other segments is insignificant.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc. (“Health Solutions”), and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life. At March 31, 2012, the Company also owned a 78.5% interest in American Independence Corp. (“AMIC”).

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

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Revenues	$102,156	$104,319
Expenses	95,740	102,383

Income from operations before income taxes	6,416	1,936
Income taxes (benefits)	2,086	(1,864)

Net income	4,330	3,800

Less: income from noncontrolling interests in subsidiaries	(408)	(616)

Net income attributable to IHC	$3,922	$3,184

o

Net income from operations of $.22 per share, diluted, for the three months ended March 31, 2012, compared to $.19 per share, diluted, for the three months ended March 31, 2011;

o

Consolidated investment yields (on an annualized basis) of 4.0% for the three months ended March 31, 2012 compared to 4.4% for the comparable period in 2011;

o

Declared a special 10% stock dividend to IHC shareholders of record on February 17, 2012 with a distribution date of March 5, 2012. As a result, IHC issued 1.6 million shares of its common stock, net of treasury shares, with a fair value of $15.8 million and paid cash in-lieu of fractional shares;

o

Announced IHC will increase its annual dividend from $.05 to $.07 per share; and

o

Book value of $14.72 per common share, an increase of $.26 per common share from $14.46 at December 31, 2011.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $6.1 million for the first quarter of 2012 compared to break-even results for the three months ended March 31, 2011. The increase is primarily due to increased volume and improved loss ratios in 2012;

o

Premiums earned increased $4.8 million for the three months ended March 31, 2012 when compared to the same period in 2011. The increase in premiums earned is due to increased volume and retention.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Premiums Earned	$32,651	$27,895
Insurance Benefits, Claims & Reserves	18,407	20,894
Expenses	9,524	8,251

Loss Ratio(A)	56.4%	74.9%
Expense Ratio (B)	29.1%	29.6%
Combined Ratio (C)	85.5%	104.5%

o

Loss ratios for the three months ended March 31, 2012 decreased due to improved underwriting results in both the direct and assumed business.

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

The Fully Insured Health segment reported $1.2 million of income before taxes for the three months ended March 31, 2012 as compared to $3.4 million for the comparable period in 2011.

o

Premiums earned decreased $4.7 million for the three months ended March 31, 2012 over the comparable 2011 period primarily due to decreased volume and retentions in certain lines of the business.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment for the three months ended March 31, 2012  and 2011 is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Premiums Earned	$32,085	$36,795
Insurance Benefits, Claims & Reserves	21,012	21,544
Expenses	9,409	11,557

Loss Ratio	65.5%	58.6%
Expense Ratio	29.3%	31.4%
Combined Ratio	94.8%	90.0%

o

The increase in the loss ratio was primarily attributable to an increase in the claims experience on major medical business for groups and individuals and dental businesses in the first quarter of 2012.

o

The underwriting expense ratio decreased for the three months ended March 31, 2012, primarily as a result of a decrease in general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as a result of better loss ratios in the group term life and LTD lines;

•

Income before taxes from the Individual life, annuities and other segment increased $.4 million for the three months ended March 31, 2012 compared to the same period in 2011 due to a decrease in claims;

•

Income before taxes from the Corporate segment decreased $1.4 million for the three months ended March 31, 2012, primarily due to an increase in corporate overhead;

•

Net realized investment gains were $1.1 million for the three months ended March 31, 2012 compared to net realized investment losses of $.2 million for the three months ended March 31, 2011. Other-than-temporary impairment losses for the three months ended March 31, 2012 and 2011 were $.1 million and $.3 million, respectively; and

•

Premiums by principal product for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31,

Gross Direct and Assumed
Earned Premiums:	2012	2011

Medical Stop-Loss	$39,552	$35,175
Fully Insured Health	52,447	51,922
Group disability, life, annuities and DBL	22,805	24,359
Individual, life, annuities and other	8,160	8,714

	$122,964	$120,170

	Three Months Ended
	March 31,

Net Premiums Earned:	2012	2011

Medical Stop-Loss	$32,651	$27,895
Fully Insured Health	32,085	36,795
Group disability, life, annuities and DBL	12,176	13,068
Individual, life, annuities and other	6,862	8,115

	$83,774	$85,873

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the three months ended March 31, 2012, there were no additions to or changes in the critical accounting policies disclosed in the 2011 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Information by business segment for the three months ended March 31, 2012 and 2011 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
March 31, 2012	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$32,651	1,354	1,255	18,407	-	10,768	$6,085
Fully Insured Health	32,085	329	6,253	21,012	6	16,497	1,152
Group disability,
life, annuities
and DBL	12,176	677	62	8,839	-	4,107	(31)
Individual life,
annuities and other	6,862	5,921	1,007	8,877	1,588	2,955	370
Corporate	-	470	-	-	-	2,145	(1,675)
Sub total	$83,774	$8,751	$8,577	$57,135	$1,594	$36,472	5,901

Net realized investment gains							1,137
Other-than-temporary impairment losses							(83)
Interest expense on debt							(539)
Income from operations before income taxes							6,416
Income taxes							2,086
Net income							$4,330

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
March 31, 2011	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$27,895	1,290	1,450	20,894	-	9,768	$(27)
Fully Insured Health	36,795	353	6,091	21,544	7	18,325	3,363
Group disability,
life, annuities
and DBL	13,068	2,143	46	11,386	131	3,924	(184)
Individual life,
annuities and other	8,115	5,780	1,248	10,425	1,553	3,151	14
Corporate	-	550	-	-	-	818	(268)
Sub total	$85,873	$10,116	$8,835	$64,249	$1,691	$35,986	2,898

Net realized investment losses							(202)
Other-than-temporary impairment losses							(303)
Interest expense on debt							(457)
Income from operations before income taxes							1,936
Income tax benefits							(1,864)
Net income							$3,800

 Premiums Earned

In the first quarter of 2012, premiums earned decreased $2.1 million over the comparable period of 2011. The decrease is primarily due to: (i) the Fully Insured Health segment which had a $4.7 million decrease in premiums primarily as a result of decreased retentions and volume in the short term medical business,  major medical business for groups and individuals and dental lines of business; (ii) a decrease of $1.3 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the transfer of certain group annuity contracts in the fourth quarter of 2011and decreased premium volume from other lines in run-off; and (iii) a $.9 million decrease in the Group disability, life, annuities and DBL segment primarily due to decreased premiums from the LTD line due in part to reduced production sources; partially offset by (iv) a $4.8 million increase in the Medical Stop-Loss segment due to increased volume and retention of business in 2012.

Net Investment Income

Total net investment income decreased $1.3 million.  The overall annualized investment yields were 4.0% and 4.4% (approximately 4.1% and 4.6%, on a tax advantaged basis) in the first quarter of 2012 and 2011, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to lower yields and the shorter duration of our portfolio.  The annualized investment yields on bonds, equities and short-term investments were 3.7% and 4.0% in the first quarter of 2012 and 2011, respectively. IHC has approximately $135.2 million in highly rated shorter duration securities earning on average 1.7%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $1.1 million in 2012 compared to net realized investment losses of $.2 million in 2011. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

For the three months ended March 31, 2012 and 2011, the Company recorded $.1 million and $.3 million, respectively, of other-than-temporary impairment losses, pre-tax. Other-than-temporary impairment losses in both 2012 and 2011 consist of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost.

Fee Income and Other Income

No significant change in fee income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Total other income decreased $.3 million in the three months ended March 31, 2012 to $1.2 million from $1.5 million in the three months ended March 31, 2011.

Insurance Benefits, Claims and Reserves

In the first quarter of 2012, insurance, benefits, claims and reserves decreased $7.1 million over the comparable period in 2011. The decrease is primarily attributable to: (i)  a decrease of $2.5 million in the Medical Stop-Loss segment as a result of improved loss ratios offset by an increase in premium volume; (ii) an decrease of $.5 million in the Fully Insured Health segment, principally due to the decrease in premiums on the major medical business for groups and individuals, short term medical and dental lines of business, partially offset by higher loss ratios on the major medical business for groups and individuals and dental lines; (iii) a $2.6 million decrease in the Group disability, life, annuities and DBL segment as a result of the transfer of certain group annuity contracts in the fourth quarter of 2011; and (iv) a $1.5 million decrease in the Individual life, annuity and other segment primarily resulting from the transfer of certain group annuity contracts in the fourth quarter of 2011 and decreased premium volume from other lines in run-off.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.1 million primarily as a result of the write-off, in the fourth quarter of 2011, of certain deferred acquisition costs in connection with a coinsurance agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $.5 million. The increase is primarily due to: (i) a $1.0 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to an increase in volume as a result of increased production and retention; and (ii) an increase of $1.3 million in corporate overhead expenses; partially offset by (iii) a $1.8 million decrease in the Fully Insured Health segment largely due to decreased volume of business in the major medical business for groups and individuals, short term medical and dental lines of business in 2012.

Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 32.5%. In 2011, IHC eliminated $2.3 million of previously recorded deferred income taxes due to management’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner.  Excluding this transaction, the effective tax rate for the three months ended March 31, 2011 was 23.5%.  The lower effective tax rate in 2011 was due to a higher benefit from tax advantaged securities as a percentage of income due to lower income in 2011.

 LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The insurance group declared and paid $3.0 million of cash dividends to Corporate in the first quarter of 2012. No dividends were declared or paid by the Insurance Group in the three months ended March 31, 2011.

Cash Flows

The Company had $9.3 million and $18.2 million of cash and cash equivalents as of March 31, 2012 and December 31, 2011, respectively.

In February 2012, Standard Security Life transferred $143.5 million cash to an unaffiliated reinsurer in connection with a coinsurance agreement, representing a significant portion of the $138.8 million decrease in cash from operating activities. Cash provided by investing activities of $130.7 million consists primarily of proceeds from the net sales of investments in preparation for such transfer of funds.

The Company has $453.1 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2012, cash received from the maturities and other repayments of fixed maturities was $12.8 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $262.3 million at March 31, 2012 compared to $119.7 million at December 31, 2011. The increase is primarily due to a coinsurance agreement with an unaffiliated reinsurer to transfer approximately $143.5 million of group annuity reserves. All of such reinsurance receivables are with highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2012.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	March 31,	December 31,
	2012	2011

Medical Stop-Loss	$52,226	$58,741
Fully Insured Health	31,950	32,508
Group Disability	95,152	93,278
Individual A&H and Other	8,227	8,460

	$187,555	$192,987

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

The $3.9 million increase in IHC’s stockholders' equity in the first three months of 2012 is primarily due to $3.9 million of net income.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $5.8 million at March 31, 2012, approximately 98.3% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2012, approximately 1.7% (or 7.9 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any non-performing fixed maturities at March 31, 2012.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months ended March 31, 2012 and 2011, the Company recorded $.1 and $.3 million of losses for other-than-temporary impairments in earnings. No losses for other-than-temporary impairments were recognized in other comprehensive income for the three months ended March 31, 2012 and 2011. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2012 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$134	$-	$-	$915	$1,049

The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2012. In 2012, the Company experienced an increase in net unrealized gains of $.7 million which was offset by $.3 million of deferred taxes and a negligible amount of deferred policy acquisition costs. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2012, is not materially different from that reported in the schedule of such obligations at December 31, 2011 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For 2012, we will continue to emphasize:

•

 Adapting to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands.

•

Leveraging our strategy of directly distributing our Medical Stop-Loss products through Risk Solutions to organically generate or acquire additional Medical Stop-Loss business while maintaining the profitability of the block.

•

Closely monitoring the experience in our Group disability, life annuities and DBL business.

•

Continuing to increase the efficiency of our administrative companies.

The Company remained highly liquid in 2012 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $135 million in highly rated shorter maturity securities earning on average 1.7%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In the fourth quarter of 2011, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer effective January 26, 2012 and transferred approximately $143.4 million of group annuity reserves in the first quarter of 2012.

At March 31, 2012, IHC owned approximately 78.5% of the outstanding common stock of AMIC.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010, and its subsequent interpretations by state and federal regulators and the review of its Constitutionality by the United States Supreme Court. The National Association of Insurance Commissioners has now issued its proposed regulations. The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers. We have begun a comprehensive review of all the options for IHC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law appears to make exceptions for carriers, such as ours, that have a minimal presence in any one state. “Non-essential” lines of business and Medical Stop-Loss have been impacted by health care reform minimally or not at all.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2012 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2011 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. As of March 31, 2012, 135,164 shares were still authorized to be repurchased under the plan. Share repurchases during the first quarter of 2012 are summarized as follows:

2012
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	14,823	$9.23	166,580
February	15,480	$10.11	151,100
March	15,936	$9.31	135,164

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

May 10, 2012

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

May 10, 2012

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer