Form 10-Q
period 2012-06-30
INDEPENDENCE HOLDING CO
filed 2012-08-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012.

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at August 6, 2012
Common stock, $ 1.00 par value	17,956,856 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -	4
June 30, 2012 (unaudited) and December 31, 2011

Condensed Consolidated Statements of Operations -	5
Three Months and Six Months Ended June 30, 2012 and 2011 (unaudited)

Condensed Consolidated Statements of Comprehensive Income-	6
Three Months and Six Months Ended June 30, 2012 and 2011 (unaudited)

Condensed Consolidated Statement of Changes in Equity -	7
Six Months Ended June 30, 2012 (unaudited)

Condensed Consolidated Statements of Cash Flows -	8
Six Months Ended June 30, 2012 and 2011 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	43

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	44

Signatures	45

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	21,637	17,258
Trading securities	6,383	-
Fixed maturities, available-for-sale	717,158	842,873
Equity securities, available-for-sale	30,541	37,541
Other investments	32,245	35,223
Total investments	808,014	932,945

Cash and cash equivalents	13,401	18,227
Due from securities brokers	11,296	12,106
Deferred acquisition costs	35,601	37,101
Due and unpaid premiums	40,772	37,341
Due from reinsurers	309,299	159,729
Premium and claim funds	41,717	43,604
Notes and other receivables	17,513	15,500
Goodwill	50,318	50,318
Other assets	44,073	51,988

TOTAL ASSETS	$1,372,004	$1,358,859

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves-health	$177,341	$179,042
Insurance reserves-life and annuity	279,190	279,636
Funds on deposit	420,249	417,310
Unearned premiums	5,837	4,319
Policy claims-health	14,176	13,945
Policy claims-life	10,888	11,948
Other policyholders' funds	22,563	21,546
Due to securities brokers	4,887	383
Due to reinsurers	40,507	40,030
Accounts payable, accruals and other liabilities	61,127	66,410
Debt	10,000	10,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,084,911	1,082,715

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 and 20,000,000
shares authorized; 18,459,514 and 18,450,917 shares
issued; 17,954,387 and 18,052,661 shares outstanding	18,460	18,451
Paid-in capital	126,474	126,298
Accumulated other comprehensive income	12,452	7,853
Treasury stock, at cost; 505,127 and 398,257 shares	(4,303)	(3,277)
Retained earnings	118,576	111,752

TOTAL IHC STOCKHOLDERS’ EQUITY	271,659	261,077
NONCONTROLLING INTERESTS IN SUBSIDIARIES	15,434	15,067

TOTAL EQUITY	287,093	276,144

TOTAL LIABILITIES AND EQUITY	$1,372,004	$1,358,859

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Premiums earned:
Health	$76,466	$74,738	$150,751	$150,461
Life and annuity	9,003	9,263	18,492	19,413
Net investment income	7,609	9,633	16,360	19,749
Fee income	5,889	8,328	13,310	15,705
Other income	1,247	1,845	2,403	3,303
Net realized investment gains (losses)	1,850	1,883	2,987	1,681
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(909)	(165)	(992)	(468)
Portion of losses recognized in other comprehensive income	288	-	288	-
Net impairment losses recognized in earnings	(621)	(165)	(704)	(468)

	101,443	105,525	203,599	209,844
EXPENSES:
Insurance benefits, claims and reserves:
Health	50,386	50,503	96,579	101,079
Life and annuity	9,879	11,654	20,821	25,327
Selling, general and administrative expenses	33,331	36,331	69,803	72,317
Amortization of deferred acquisitions costs	1,631	1,758	3,225	3,449
Interest expense on debt	540	460	1,079	917

	95,767	100,706	191,507	203,089

Income from operations before income taxes	5,676	4,819	12,092	6,755
Income taxes (benefits)	1,846	1,355	3,932	(509)

Net income	3,830	3,464	8,160	7,264
Less: income from noncontrolling interests in subsidiaries	(299)	(424)	(707)	(1,040)

NET INCOME ATTRIBUTABLE TO IHC	$3,531	$3,040	$7,453	$6,224

Basic income per common share	$.20	$.17	$.41	$.36

WEIGHTED AVERAGE SHARES OUTSTANDING	17,987	17,419	18,008	17,224

Diluted income per common share	$.20	$.17	$.41	$.36

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	18,025	17,433	18,100	17,234

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$3,830	$3,464	$8,160	$7,264
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of taxes of $2,066,
$2,383, $2,366 and $2,326	6,159	6,545	6,578	6,338
Other-than-temporary impairment losses recorded in other comprehensive
income, net of taxes of $(41), $0, $(41) and $0	(247)	-	(247)	-
Unrealized gains (losses) on derivative instruments, net of taxes of
$11, $0, $(3) and $0	17	-	(5)	-
Allocation to deferred acquisition costs	(1,623)	(1,417)	(1,637)	(1,335)
Other comprehensive income, net of tax	4,306	5,128	4,689	5,003

Comprehensive income, net of tax	8,136	8,592	12,849	12,267

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(299)	(424)	(707)	(1,040)
Other comprehensive income, net of tax, attributable to noncontrolling interests:
Unrealized gains on available-for-sale securities, net of tax	(162)	(287)	(129)	(256)
Other-than-temporary impairment losses recorded in other
comprehensive income (loss), net of tax	36	-	36	-
Other comprehensive income, net of tax, attributable to
noncontrolling interests	(126)	(287)	(93)	(256)

Comprehensive income, net of tax, attributable to
noncontrolling interests	(425)	(711)	(800)	(1,296)

Comprehensive income, net of tax, attributable to IHC	$7,711	$7,881	$12,049	$10,971

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30, 2012 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2011	$18,451	$126,298	$7,853	$(3,277)	$111,752	$261,077	$15,067	$276,144

Net income					7,453	7,453	707	8,160
Other comprehensive income
(loss), net of tax			4,596			4,596	93	4,689
Repurchases of common stock				(1,026)		(1,026)	-	(1,026)
Acquire noncontrolling
interests in American
Independence Corp.		29	3			32	(90)	(58)
Common stock dividend
($.035 per share)					(640)	(640)	-	(640)
Share-based compensation
expenses and related
tax benefits	9	132				141	-	141
Distributions to noncontrolling
interests						-	(348)	(348)
Other capital transactions		15			11	26	5	31

BALANCE AT
JUNE 30, 2012	$18,460	$126,474	$12,452	$(4,303)	$118,576	$271,659	$15,434	$287,093

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$8,160	$7,264
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	3,225	3,449
Net realized investment (gains) losses	(2,987)	(1,681)
Other-than-temporary impairment losses	704	468
Equity income from equity method investments	(556)	(714)
Depreciation and amortization	1,973	2,233
Share-based compensation expenses	633	351
Deferred tax (benefit) expense	1,945	250
Other	3,514	2,015
Changes in assets and liabilities:
Net sales (purchases) of trading securities	(712)	-
Change in insurance liabilities	1,159	646
Additions to deferred acquisition costs, net	(3,362)	(3,786)
Change in net amounts due from and to reinsurers	(149,093)	(3,028)
Change in premium and claim funds	1,887	544
Change in current income tax liability	2,544	2,888
Change in due and unpaid premiums	(3,431)	5,492
Change in other assets	553	(2,009)
Change in other liabilities	(5,838)	(3,379)

Net change in cash from operating activities	(139,682)	11,003

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	5,315	(16,530)
Net sales of securities under resale and repurchase agreements	(4,379)	27,101
Sales of equity securities	4,928	30,770
Purchases of equity securities	(2,963)	(35,386)
Sales of fixed maturities	336,049	244,277
Maturities and other repayments of fixed maturities	35,893	39,792
Purchases of fixed maturities	(239,053)	(301,198)
Distributions from (additional investments in) other investments	3,535	(153)
Cash paid in acquisitions of companies, net of cash acquired	(243)	-
Change in notes and other receivables	(1,980)	(727)
Other investing activities	(1,409)	(884)

Net change in cash from investing activities	135,693	(12,938)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(1,013)	(81)
Excess tax expense from expired stock options	(55)	(164)
Cash paid in acquisitions of noncontrolling interests	(58)	(1,000)
Proceeds of investment-type insurance contracts	1,338	3,390
Dividends paid	(1,051)	(375)
Other capital transactions	2	48

Net change in cash from financing activities	(837)	1,818

Net change in cash and cash equivalents	(4,826)	(117)
Cash and cash equivalents, beginning of year	18,227	11,426

Cash and cash equivalents, end of period	$13,401	$11,309

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc. (“Health Solutions”), and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life. At June 30, 2012, the Company also owned a 78.6% interest in American Independence Corp. (“AMIC”).

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 50.9% of IHC's outstanding common stock at June 30, 2012.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be anticipated for the entire year.

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

Recently Issued Accounting Standards Not Yet Adopted

In July 2012, the FASB issued guidance to revise the subsequent measurement requirements for indefinite-lived intangible assets. In accordance with the amendments in this Update, an entity will have the option to first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 2.

American Independence Corp.

In 2012 IHC acquired an aggregate 12,624 shares of AMIC common stock from noncontrolling interests for an aggregate of $58,000 cash consideration. As a result of these transactions, the Company: (i) recorded a $29,000 credit to paid-in capital representing the difference between the fair  value of the consideration paid and the carrying value of the noncontrolling interest; and (ii) increased its ownership interest in AMIC to 78.6%.

Note 3.

Income Per Common Share

Diluted income per share, computed using the treasury stock method, include incremental shares from; (1) the assumed exercise of dilutive stock options; (ii) the assumed vesting of dilutive restricted stock; and (iii) assumed share settlement of dilutive stock appreciation rights (“SARs”) of 38,000 and 92,000 shares, respectively, for the three months and six months ended June 30, 2012,  and 14,000 and 10,000 shares, respectively,  for the three months and six months ended June 30, 2011.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows (in thousands):

	June 30, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$348,260	$8,874	$(2,068)	$355,066
CMOs - residential (1)	21,541	5,124	(498)	26,167
CMOs - commercial	975	-	(424)	551
U.S. Government obligations	12,963	573	-	13,536
Agency MBS - residential (2)	443	35	-	478
GSEs (3)	53,835	851	(62)	54,624
States and political subdivisions	257,852	9,444	(560)	266,736

Total fixed maturities	$695,869	$24,901	$(3,612)	$717,158

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$3,963	$220	$(58)	$4,125
Preferred stock - perpetual	16,349	425	(2)	16,772
Preferred stock - with maturities	8,051	1,593	-	9,644

Total equity securities	$28,363	$2,238	$(60)	$30,541

	December 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$319,343	$5,873	$(2,076)	$323,140
CMOs - residential (1)	33,119	5,200	(1,544)	36,775
CMOs - commercial	1,448	-	(910)	538
U.S. Government obligations	164,807	1,775	-	166,582
Agency MBS - residential (2)	539	46	-	585
GSEs (3)	59,633	379	(161)	59,851
States and political subdivisions	250,361	5,692	(651)	255,402

Total fixed maturities	$829,250	$18,965	$(5,342)	$842,873

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$6,537	$311	$(149)	$6,699
Preferred stock - perpetual	21,767	422	(451)	21,738
Preferred stock - with maturities	8,051	1,136	(83)	9,104

Total equity securities	$36,355	$1,869	$(683)	$37,541

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The unrealized gains (losses) on certain available-for-sale securities (residential CMO’s and certain preferred stocks with maturities) at June 30, 2012 and December 31, 2011 include $2,185,000 and $2,625,000, respectively, of the accumulated non-credit related component of other-than-temporary impairment losses, pretax, that were recognized in other comprehensive income.

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2012, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	June 30, 2012
			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE

Due in one year or less	$8,608	$8,709	1.2%
Due after one year through five years	127,101	129,448	18.1%
Due after five years through ten years	192,419	196,396	27.4%
Due after ten years	290,947	300,785	41.9%
	619,075	635,338	88.6%
CMO and MBS:
15 year	37,633	42,008	5.8%
20 year	492	502	0.1%
30 year	38,669	39,310	5.5%

Total fixed maturities	$695,869	$717,158	100.0%

The following tables summarize, for all available-for-sale securities in an unrealized loss position at June 30, 2012 and December 31, 2011, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position:

	June 30, 2012

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$73,833	$1,738	$21,474	$330	$95,307	$2,068
CMOs - residential	5,678	163	5,660	335	11,338	498
CMO's - commercial	-	-	551	424	551	424
U.S. Government obligations	438	-	-	-	438	-
Agency MBS - residential	-	-	-	-	-	-
GSEs	9,219	52	468	10	9,687	62
States and political
subdivisions	34,014	364	18,317	196	52,331	560
Total fixed maturities	123,182	2,317	46,470	1,295	169,652	3,612
Common stocks	1,144	58	-	-	1,144	58
Preferred stocks - perpetual	1,896	2	-	-	1,896	2
Total temporarily
impaired securities	$126,222	$2,377	$46,470	$1,295	$172,692	$3,672

	December 31, 2011

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$128,820	$1,989	$9,451	$87	$138,271	$2,076
CMOs - residential	1,396	176	14,597	1,368	15,993	1,544
CMOs - commercial	-	-	538	910	538	910
Agency MBS (2) residential	-	-	-	-	-	-
GSEs	15,134	131	2,367	30	17,501	161
States and political subdivisions	43,978	291	20,929	360	64,907	651
Total fixed maturities	189,328	2,587	47,882	2,755	237,210	5,342
Common stocks	1,724	149	-	-	1,724	149
Preferred stocks-perpetual	-	-	4,968	451	4,968	451
Preferred stocks-with maturities	1,644	83	-	-	1,644	83
Total temporarily impaired
securities	$192,696	$2,819	$52,850	$3,206	$245,546	$6,025

At June 30, 2012 and December 31, 2011, a total of 48 and 58 available-for-sale securities, respectively, were in a continuous unrealized loss position for less than 12 months. At June 30, 2012 and December 31, 2011 a total of 23 and 30 available-for-sale securities, respectively, were in a continuous unrealized loss position for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities available-for-sale at June 30, 2012 and December 31, 2011 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the Company had $12,499,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 21.7% were in CMOs that originated in 2005 or earlier and 78.3% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributed to general disruptions in the credit market subsequent to purchase. The Company’s mortgage security portfolio has no exposure to sub-prime mortgages.

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

Equity securities that are available-for-sale may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statement of Operations. For the purpose of other-than-temporary impairment evaluations, preferred stocks with maturities are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income.

For the three-month and six-month periods ended June 30, 2012, the Company recorded other-than-temporary impairments in earnings of $621,000 and $704,000, respectively, consisting of credit losses recorded as a result of expected cash flows on certain debt securities less than their amortized cost. For the three-month and six-month periods ended June 30, 2011, the Company recorded other-than-temporary impairments in earnings of $165,000 and $468,000, respectively, consisting of credit losses recorded as a result of expected cash flows of certain debt securities less than their amortized cost. The Company recognized $288,000 of non-credit related other-than-temporary impairment losses, pre-tax, in other comprehensive income for the three and six months ended June 30, 2012. No losses for other-than-temporary impairments were recognized in other comprehensive income for the three months and six months ended June 30, 2011.

Credit losses were recognized on certain impaired fixed maturities and preferred stocks with maturities, for which each security also had an impairment loss recognized in other comprehensive income.

The rollforward of these credit losses were as follows (in thousands):

	2012	2011

Balance at beginning of year	$2,555	$1,763
Credit losses during the period for which an other-
than-temporary loss was not previously recognized	473	-
Additional credit losses for which an other-than-temporary
loss was previously recognized	148	-
Securities sold	(576)	-

Balance at end of period	$2,600	$1,763

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

Note 5.

Derivative Instruments

In connection with its outstanding $10,000,000 amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount, under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge.  The fair value of the interest rate swap was $503,000 and $494,000 at June 30, 2012 and December 31, 2011, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 7 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the three months and six months ended June 30, 2012, the Company recorded gains (losses) of $17,000 and $(5,000), respectively (net of related tax expense (benefits) of $11,000 and $(3,000), respectively), representing the after-tax change in fair value of the interest rate swap, in other comprehensive income on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Note 6.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three months and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales of available-for-sale securities:
Fixed maturities	$2,101	$1,778	$3,343	$283
Common stocks	-	19	-	(26)
Preferred stocks	-	86	(491)	1,424
Total sales of available-for-sale securities	2,101	1,883	2,852	1,681

Sales of trading securities	(151)	-	105	-
Total realized gains (losses)	1,950	1,883	2,957	1,681

Unrealized gains (losses) on trading securities:
Available-for-sale securities transferred
to trading category	-	-	138	-
Change in unrealized gains (losses) on trading securities	(100)	-	(108)	-
Total unrealized gains (losses) on trading securities	(100)	-	30	-

Net realized investment gains (losses)	$1,850	$1,883	$2,987	$1,681

For the three months and six months ended June 30, 2012, the Company realized gross gains of $2,799,000 and $6,089,000, respectively, and realized gross losses of $698,000 and $3,237,000, respectively, on sales of available-for-sale securities. For the three months and six months ended June 30, 2011, the Company realized gross gains of $3,085,000 and $6,617,000, respectively, and realized gross losses of $1,202,000 and $4,936,000, respectively, on sales of available-for-sale securities.

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

Investments in fixed maturities and equity securities:

Available-for-sale securities included in Level 1 are equities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, collateralized mortgage obligations, municipals, GSEs and certain preferred stocks that were priced with observable market inputs. Level 3 securities consist primarily of CMO securities backed by Alt-A mortgages.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Significant unobservable inputs used in the fair value measurement of CMO’s are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates. Further we retain independent pricing vendors to assist in valuing certain instruments.

Trading securities:

Trading securities included in Level 1 are equity securities with quoted market prices.

Interest rate swap:

The financial liability included in Level 2 consists of an interest rate swap on IHC debt.  It is valued using market observable inputs including market price, interest rate, and volatility within a Black Scholes model.

The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$355,066	$-	$355,066
CMOs - residential	-	13,198	12,969	26,167
CMOs - commercial	-	-	551	551
US Government obligations	-	13,536	-	13,536
Agency MBS - residential	-	478	-	478
GSEs	-	54,624	-	54,624
States and political subdivisions	-	264,122	2,614	266,736
Total fixed maturities	-	701,024	16,134	717,158

Equity securities available-for-sale:
Common stocks	4,125	-	-	4,125
Preferred stocks - perpetual	16,772	-	-	16,772
Preferred stocks - with maturities	9,644	-	-	9,644
Total equity securities	30,541	-	-	30,541

Trading securities - equities	6,383	-	-	6,383
Total trading securities	6,383	-	-	6,383

Total Financial Assets	$36,924	$701,024	$16,134	$754,082

FINANCIAL LIABILITIES:
Interest rate swap	$-	$503	$-	$503

	December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$323,140	$-	$323,140
CMOs - residential	-	14,648	22,127	36,775
CMOs - commercial	-	-	538	538
US Government obligations	-	166,582	-	166,582
Agency MBS - residential	-	585	-	585
GSEs	-	59,851	-	59,851
States and political subdivisions	-	255,402	-	255,402
Total fixed maturities	-	820,208	22,665	842,873

Equity securities available-for-sale:
Common stocks	6,699	-	-	6,699
Preferred stocks - perpetual	21,738	-	-	21,738
Preferred stocks - with maturities	9,104	-	-	9,104
Total equity securities	37,541	-	-	37,541

Total Financial Assets	$37,541	$820,208	$22,665	$880,414

FINANCIAL LIABILITIES:
Interest rate swap	$-	$494	$-	$494

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. At June 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category at June 30, 2012. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in 2012. The changes in the carrying value of Level 3 assets and liabilities for the six months ended June 30, 2012 are summarized as follows (in thousands):

	June 30, 2012
	CMOs
			States and Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$22,127	$538	$-	$22,665

Purchases of securities	-	-	2,135	2,135

Gains(losses) included in earnings:
Net realized investment losses	(1,212)	-	-	(1,212)
Other-than-temporary impairments	(231)	(473)	-	(704)

Net unrealized gains (losses) included in
accumulated other comprehensive loss	1,070	486	454	2,010

Sales of securities	(7,087)	-	-	(7,087)
Repayments and amortization of
fixed maturities	(1,698)	-	25	(1,673)

Balance at end of period	$12,969	$551	$2,614	$16,134

  The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments that are not carried at fair value but are subject to fair value disclosure requirements at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$28,687	$22,436	$29,511	$23,109

FINANCIAL LIABILITIES:
Funds on deposit	$423,029	$420,249	$418,823	$417,310
Debt and junior subordinated
debt securities	$48,146	$48,146	$48,146	$48,146

The following methods and assumptions were used to estimate the fair value of the financial instruments that are not carried at fair value in the Condensed Consolidated Financial Statements:

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

Note 8.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first six months of 2012 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2011	$50,318	$9,738	$7,977	$17,715

Fully insured:
Acquired CPR	-	327	-	327
Capitalized software development	-	144	-	144
Amortization expense	-	(1,234)	-	(1,234)

Balance at June 30, 2012	$50,318	$8,975	$7,977	$16,952

In February 2012, the Company acquired the net assets of CPR Risk Management, Inc. (“CPR”) for an aggregate purchase price of $275,000. The Company recorded other intangible assets of $327,000 representing customer relationships, which is being amortized over a weighted average period of 5.0 years.

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

In June 2012, the stockholders of the Company approved an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 23,000,000 shares.

Note 10.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans.

A)  IHC Share-Based Compensation Plans

Total share-based compensation expense was $147,000 and $205,000 for the three months ended June 30, 2012 and 2011, respectively, and was $617,000 and $327,000 for the six months ended June 30, 2012 and 2011, respectively. Related tax benefits of $59,000 and $82,000 were recognized for the three months ended June 30, 2012 and 2011, respectively and $246,000 and $130,000 were recognized for the six months ended June 30, 2012 and 2011, respectively.

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

At June 30, 2012, there were 378,472 shares available for future stock-based compensation grants under IHC’s stock incentive plans.

Stock Options

The Company’s stock option activity for the six months ended June 30, 2012 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2011	758,714	$9.71
Expired	(26,378)	18.91
June 30, 2012	732,336	$9.38

The following table summarizes information regarding outstanding and exercisable options:

	June 30, 2012
	Outstanding	Exercisable

Number of options	732,336	563,009
Weighted average exercise price per share	$9.38	$9.47
Aggregate intrinsic value for all options	$386	$257
Weighted average contractual term remaining	2.0 years	1.8 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the six months ended June 30, 2012 or 2011.

Compensation expense of $60,000 and $61,000 was recognized in the three months ended June 30, 2012 and 2011, respectively, and $121,000 and $171,000 was recognized in the six months ended June 30, 2012 and 2011, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months and six months ended June 30, 2012 or 2011.

As of June 30, 2012, the total unrecognized compensation expense related to non-vested stock options was $121,000 which is expected to be recognized over the remaining requisite weighted-average service period of 0.5 years.

Restricted Stock

IHC granted 7,425 shares of restricted stock awards during the six months ended June 30, 2012 with a weighted average grant-date fair value of $9.39 per share. No shares of restricted stock were issued by IHC during the first six months of 2011. The total fair value of restricted stock that vested during each of the first six months of 2012 and 2011 was $16,000 and $23,000, respectively. Restricted stock expense was $9,000 and $4,000 for the three months ended June 30, 2012 and 2011, respectively, and was $18,000 and $9,000 for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes restricted stock activity for the six months ended June 30, 2012:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2011	9,900	$8.95
Granted	7,425	9.39
Vested	(1,650)	6.25

June 30, 2012	15,675	$9.44

As of June 30, 2012, the total unrecognized compensation expense related to non-vested restricted stock awards was $122,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.4 years.

SARs and Share-Based Performance Awards

IHC had 274,450 and 230,450 SAR awards outstanding at June 30, 2012 and December 31, 2011, respectively. During the first six months of 2012 and 2011, the Company granted 44,000 SAR awards and 98,600 SAR awards, respectively. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. For the three months ended June 30, 2012 and 2011, IHC recorded $58,000 and $110,000, respectively, of compensation costs for these awards, and for the six months ended June 30, 2012 and 2011, recorded $451,000 and $125,000, respectively.  No SARs were exercised during the six months ended June 30, 2012 or 2011. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 are liabilities of $739,000 and $288,000, respectively, pertaining to SARs.

 Other outstanding awards include share-based performance awards. Compensation costs for these awards are recognized and accrued as performance conditions are met, based on the current share price. For the three months ended June 30, 2012 and 2011, IHC recorded $18,000 and $30,000, respectively, of compensation costs for these awards, and for the six months ended June 30, 2012 and 2011, recorded $27,000 and $21,000.  The intrinsic value of share-based performance awards paid during the six months ended June 30, 2012 and 2011 was $57,000 and $47,000, respectively. Included in the other liabilities on the Company’s Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 are liabilities of $35,000 and $65,000, respectively, pertaining to share-based performance awards.

B)

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $8,000 and $9,000 for the three months ended June 30, 2012 and 2011, respectively and was $16,000 and $25,000 for the six months ended June 30, 2012 and 2011, respectively .  Related tax benefits of $3,000 and $3,000 were recognized for the three months ended June 30, 2012 and 2011, respectively and were $6,000 and $9,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Stock Options

The following table summarizes information regarding AMIC’s outstanding and exercisable options for the six months ended June 30, 2012:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2011	333,956	$10.43
Forfeited	(16,668)	11.10
June 30, 2012	317,288	$10.40

The following table summarizes information regarding AMIC’s outstanding and exercisable options:

	June 30, 2012
	Outstanding	Exercisable

Number of options	317,288	299,509
Weighted average exercise price per share	$10.40	$10.70
Aggregate intrinsic value for all options	$5,312	$2,956
Weighted average contractual term remaining	2.68 years	2.33 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the six months ended June 30, 2012. The weighted average grant-date fair value of options granted during the six months ended June 30, 2011 was $3.24 per share. The assumptions set forth in the table below were used to value the stock options granted during the six months ended June 30, 2011:

2011
Weighted-average risk-free interest rate	2.95%
Annual dividend rate per share	$-
Weighted-average volatility factor of the Company's common stock	37.07
Weighted-average expected term of options	5 years

Compensation expense of $8,000 and $6,000 was recognized for the three months ended June 30, 2012 and 2011, respectively, and was $16,000 and $18,000 for the six months ended June 30, 2012 and 2011, respectively, for the portion of the grant-date fair value of AMIC’s stock options vesting during those periods.

No options were exercised during the six months ended June 30, 2012. AMIC received cash proceeds of $48,000 upon the exercise of 11,389 options with an intrinsic value of $8,000 during the six months ended June 30, 2011.

As of June 30, 2012, the total unrecognized compensation expense related to AMIC’s non-vested options was $64,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards have been issued since then. AMIC had no unvested restricted stock awards outstanding at June 30, 2012 and December 31, 2011. Restricted stock expense for the three months and six months ended June 30, 2011 was $3,000 and $7,000, respectively.

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

The deferred income tax expense for the six months ended June 30, 2012 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $2,322,000, representing the increase in the related deferred tax liability from $3,768,000 at December 31, 2011 to $6,090,000 at June 30, 2012.

In 2011, the Company recorded a deferred income tax benefit of $2,319,000 associated with IHC’s investment in AMIC. As the result of management’s intention to adopt tax planning strategies to recover IHC’s investment in AMIC in a tax-free manner, the cumulative Federal and State deferred income tax liabilities established as of December 31, 2010 for temporary differences between IHC’s book value and tax basis in AMIC became permanent. Accordingly, IHC released its previously recorded deferred income tax liabilities and will not record deferred income taxes in future periods for any earnings or stockholders’ equity adjustments relating to IHC’s investment in AMIC.

At June 30, 2012, AMIC, had net operating loss carryforwards of approximately $273,159,000 for federal income tax purposes which expire between 2019 and 2029. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 was $7,336,000 and $8,030,000, respectively. AMIC continues to file its own separate income tax return and is not included in the consolidated tax return of IHC.

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

Note 13.

Supplemental Disclosures of Cash Flow Information

Tax refunds, net of tax payments, were $911,000 and $3,957,000 during the six months ended June 30, 2012 and 2011.

Cash payments for interest were $1,074,000 and $922,000 during the six months ended June 30, 2012 and 2011, respectively.

Note 14.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months ended June 30, 2012 and 2011 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Medical Stop-Loss	$34,298	$30,145	$69,558	$60,780
Fully Insured Health	40,009	44,079	78,676	87,318
Group disability, life, annuities and DBL	12,826	15,186	25,741	30,443
Individual life, annuities and other	13,061	14,817	26,851	29,960
Corporate	20	(420)	490	130
	100,214	103,807	201,316	208,631
Net realized investment gains	1,850	1,883	2,987	1,681
Other-than-temporary impairment losses	(621)	(165)	(704)	(468)
	$101,443	$105,525	$203,599	$209,844
Income from operations
before income taxes:
Medical Stop-Loss	$3,849	$1,934	$9,934	$1,907
Fully Insured Health(A)	2,006	1,579	3,158	4,942
Group disability, life, annuities and DBL	733	1,772	702	1,588
Individual life, annuities and other	(172)	330	198	344
Corporate	(1,429)	(2,054)	(3,104)	(2,322)
	4,987	3,561	10,888	6,459
Net realized investment gains	1,850	1,883	2,987	1,681
Other-than-temporary impairment losses	(621)	(165)	(704)	(468)
Interest expense	(540)	(460)	(1,079)	(917)
	$5,676	$4,819	$12,092	$6,755

(A)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of acquisition accounting for the recent acquisitions. Total amortization expense was $610,000 and $604,000 for the three months ended June 30, 2012 and 2011, respectively, and was $1,205,000 and $1,212,000, respectively, for the six months ended June 30, 2012 and 2011. Amortization expense for the other segments is insignificant.

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

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc. (“Health Solutions”), and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life. At June 30, 2012, the Company also owned a 78.6% interest in American Independence Corp. (“AMIC”).

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

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$101,443	$105,525	$203,599	$209,844
Expenses	95,767	100,706	191,507	203,089

Income from operations before income taxes	5,676	4,819	12,092	6,755
Income taxes (benefits)	1,846	1,355	3,932	(509)

Net income	3,830	3,464	8,160	7,264

Less: Income from noncontrolling interests in subsidiaries	(299)	(424)	(707)	(1,040)

Net income attributable to IHC	$3,531	$3,040	$7,453	$6,224

o

Net income of $.20 per share, diluted, for the three months ended June 30, 2012 compared to $.17 per share, diluted, for the same period in 2011. Net income of $.41 per share, diluted, for the six months ended June 30, 2012, compared to $.36 per share, diluted, for the six months ended June 30, 2011.

o

Consolidated investment yields (on an annualized basis) of 3.8% and 3.9% for the three months and six months ended June 30, 2012 compared to 4.2% and 4.3% for the comparable periods in 2011;

o

Declared a special 10% stock dividend to IHC shareholders of record on February 17, 2012 with a distribution date of March 5, 2012. As a result, IHC issued 1.6 million shares of its common stock, net of treasury shares, with a fair value of $15.8 million and paid cash in-lieu of fractional shares;

o

Announced an increase IHC’s annual dividend from $.05 to $.07 per share; and

o

Book value of $15.13 per common share, an increase of $.67 per common share from $14.46 at December 31, 2011.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $3.8 million for the second quarter of 2012 compared to $1.9 million in the same quarter in 2011, and reported income before taxes of $9.9 million for the first six months of 2012 compared to $1.9 for the first six months of 2011. The increase is primarily due to increased volume and improved loss ratios in 2012;

o

Premiums earned increased $6.6 million and $11.3 million for the three months and six months ended June 30, 2012, respectively, when compared to the same periods in 2011. The increase in premiums earned is primarily due to increased volume and retention on business underwritten by Risk Solutions.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Premiums Earned	$33,984	$27,421	$66,635	$55,316
Insurance Benefits, Claims & Reserves	22,588	18,233	40,995	39,127
Expenses	8,951	8,351	18,475	16,602

Loss Ratio(A)	66.5%	66.5%	61.5%	70.7%
Expense Ratio (B)	26.3%	30.4%	27.7%	30.0%
Combined Ratio (C)	92.8%	96.9%	89.2%	100.7%

o

Loss ratios for the six months ended June 30, 2012 decreased due to improved underwriting results in business produced by both Risk Solutions and by independent MGUs.

o

The expense ratio decreased for the three months and six months ended June 30, 2012 primarily due to a decrease in profit commission expense as a result of poor performance on certain business written through one program at AMIC.

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio, profit commission expense ratio and the expense ratio.

•

The Fully Insured Health segment reported $2.0 million of income before taxes for the three months ended June 30, 2012 as compared to $1.6 million for the comparable period in 2011, and reported $3.2 million of income before taxes for the six months ended June 30, 2012 compared to $4.9 million for the same period in 2011.

o

Premiums earned decreased $3.5 million and $8.2 million for the three months and six months ended June 30, 2012 over the comparable 2011 periods primarily due to decreased volume and retentions in certain lines of the business.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Premiums Earned	$32,982	$36,452	$65,067	$73,247
Insurance Benefits, Claims & Reserves	21,370	24,888	42,382	46,432
Expenses	9,706	10,662	19,116	22,219

Loss Ratio	64.8%	68.3%	65.1%	63.4%
Expense Ratio	29.4%	29.2%	29.4%	30.3%
Combined Ratio	94.2%	97.5%	94.5%	93.7%

o

The increase in the loss ratio for the six-month period was primarily attributable to an increase in the claims experience on major medical business for groups and individuals and dental businesses in the first quarter of 2012 partially offset by a decrease in claims experience on major medical business for groups and individuals in the second quarter of 2012.

o

The underwriting expense ratio decreased for the six months ended June 30, 2012, primarily as a result of a decrease in general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $1.1 million and $.9 million for the three months and six months ended June 30, 2012 compared to the three months and six months ended June 30, 2011 primarily as a result of the transfer of certain group annuity contracts in the fourth quarter of 2011;

•

Income before taxes from the Individual life, annuities and other segment decreased $.5 million and $.1 million for the three months and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to the decrease in investment income;

•

Income before taxes from the Corporate segment increased $.7 million for the three months ended June 30, 2012 and decreased $.8 million for the six months  ended June 30, 2012, primarily due to an increase in corporate overhead in the first quarter of 2012;

•

Net realized investment gains were $1.9 million and $3.0 million for the three months and six months ended June 30, 2012 compared to net realized investment gains of $1.9 million and $1.7 million for the three months and six months ended June 30, 2011. Other-than-temporary impairment losses recognized in earnings for the three months and six months ended June 30, 2012 were $.6 million and $.7 million, respectively, and were $.2 million and $.5 million for the three months and six months ended June 30, 2011, respectively; and

•

Premiums by principal product for the three months and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Gross Direct and Assumed
Earned Premiums:	2012	2011	2012	2011

Medical Stop-Loss	$40,882	$35,655	$80,433	$70,830
Fully Insured Health	53,002	51,854	105,449	103,776
Group disability, life, annuities and DBL	22,836	23,713	45,642	48,071
Individual, life, annuities and other	7,608	8,504	15,769	17,219

	$124,328	$119,726	$247,293	$239,896

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Net Direct and Assumed
Earned Premiums:	2012	2011	2012	2011

Medical Stop-Loss	$33,984	$27,421	$66,635	$55,316
Fully Insured Health	32,982	36,452	65,067	73,247
Group disability, life, annuities and DBL	12,177	12,594	24,353	25,662
Individual, life, annuities and other	6,326	7,534	13,188	15,649

	$85,469	$84,001	$169,243	$169,874

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the six months ended June 30, 2012, there were no additions to or changes in the critical accounting policies disclosed in the 2011 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Information by business segment for the three months ended June 30, 2012 and 2011 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
June 30, 2012	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$33,984	1,032	(718)	22,588	-	7,861	$3,849
Fully Insured Health	32,982	317	6,710	21,370	6	16,627	2,006
Group disability,
life, annuities
and DBL	12,177	645	4	8,265	-	3,828	733
Individual life,
annuities and other	6,326	5,595	1,140	8,042	1,625	3,566	(172)
Corporate	-	20	-	-	-	1,449	(1,429)
Sub total	$85,469	$7,609	$7,136	$60,265	$1,631	$33,331	4,987

Net realized investment gains							1,850
Other-than-temporary impairment losses							(621)
Interest expense on debt							(540)
Income from operations before income taxes							5,676
Income taxes							1,846
Net income							$3,830

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
June 30, 2011	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$27,421	902	1,822	18,233	-	9,978	$1,934
Fully Insured Health	36,452	397	7,230	24,888	8	17,604	1,579
Group disability,
life, annuities
and DBL	12,594	2,560	32	9,748	133	3,533	1,772
Individual life,
annuities and other	7,534	6,194	1,089	9,288	1,617	3,582	330
Corporate	-	(420)	-	-	-	1,634	(2,054)
Sub total	$84,001	$9,633	$10,173	$62,157	$1,758	$36,331	3,561

Net realized investment losses							1,883
Other-than-temporary impairment losses							(165)
Interest expense on debt							(460)
Income from operations before income taxes							4,819
Income tax benefits							1,355
Net income							$3,464

 Premiums Earned

In the second quarter of 2012, premiums earned increased $1.5 million over the comparable period of 2011. The increase is primarily due to: (i) a $6.6 million increase in the Medical Stop-Loss segment due to increased volume and retention of business in 2012; partially offset by (ii) the Fully Insured Health segment which had a $3.5 million decrease in premiums primarily as a result of decreased retentions and volume in the short term medical business,  major medical business for groups and individuals, limited medical and dental lines of business; (iii) a decrease of $1.2 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the transfer of certain annuity contracts in the fourth quarter of 2011 and decreased premium volume from other lines in run-off; and (iv) a $.4 million decrease in the Group disability, life, annuities and DBL segment primarily due to decreased premiums from the group term life and LTD lines due in part to reduced production sources partially offset by premiums generated by a new line of international LTD and life business.

Net Investment Income

Total net investment income decreased $2.0 million.  The overall annualized investment yields were 3.8% and 4.2% (approximately 3.9% and 4.3%, on a tax advantaged basis) in the second quarter of 2012 and 2011, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to lower yields and the shorter duration of our portfolio.  The annualized investment yields on bonds, equities and short-term investments were 3.7% and 4.3% in the second quarter of 2012 and 2011, respectively. IHC has approximately $160.9 million in highly rated shorter duration securities earning on average 1.8%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $1.9 million in both 2012 and 2011. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

For the three months ended June 30, 2012 and 2011, the Company recorded $.6 million and $.2 million, respectively, of other-than-temporary impairment losses, pre-tax. Other-than-temporary impairment losses in both 2012 and 2011 consist of credit losses resulting from expected cash flows of debt securities that are less than the their amortized cost basis.

Fee Income and Other Income

Fee income decreased $2.4 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily as a result of higher retentions and therefore an increase in the elimination of intercompany fee income.

Total other income decreased $.6 million in the three months ended June 30, 2012 to $1.2 million from $1.8 million in the three months ended June 30, 2011.

Insurance Benefits, Claims and Reserves

In the second quarter of 2012, insurance, benefits, claims and reserves decreased $1.9 million over the comparable period in 2011. The decrease is primarily attributable to: (i) a decrease of $3.5 million in the Fully Insured Health segment, principally due to the decrease in premiums on the major medical business for groups and individuals, short term medical and dental lines of business in addition to improved loss ratios on the short term medical business; (ii) a $1.5 million decrease in the Group disability, life, annuities and DBL segment primarily as a result of the transfer of certain annuity contracts in the fourth quarter of 2011 and reduced production of LTD business; and (iii) a $1.3 million decrease in the Individual life, annuity and other segment primarily resulting from the transfer of certain group annuity contracts in the fourth quarter of 2011 and decreased premium volume from other lines in run-off; offset by (iv) an increase of $4.4 million in the Medical Stop-Loss segment as a result of an increase in premium volume by Risk Solutions.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.2 million primarily as a result of the write-off, in the fourth quarter of 2011, of certain deferred acquisition costs in connection with a coinsurance agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.0 million. The decrease is primarily due to: (i) a $2.1 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to increased retentions partially offset by increases in expenses due to volume as a result of increased production; and (ii) a $1.0 million decrease in the Fully Insured Health segment largely due to decreased volume of business in the short term medical and limited medical lines of business in 2012.

Income Taxes

The effective tax rate for the three months ended June 30, 2012 was 32.5% compared to 28.1% in 2011.  The lower effective tax rate in 2011 was due to a higher benefit from tax advantaged securities as a percentage of income due to lower income in 2011.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Information by business segment for the six months ended June 30, 2012 and 2011 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
June 30, 2012	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$66,635	2,386	537	40,995	-	18,629	$9,934
Fully Insured Health	65,067	646	12,963	42,382	12	33,124	3,158
Group disability,
life, annuities
and DBL	24,353	1,322	66	17,104	-	7,935	702
Individual life,
annuities and other	13,188	11,516	2,147	16,919	3,213	6,521	198
Corporate	-	490	-	-	-	3,594	(3,104)
Sub total	$169,243	$16,360	$15,713	$117,400	$3,225	$69,803	10,888

Net realized investment gains							2,987
Other-than-temporary impairment losses							(704)
Interest expense on debt							(1,079)
Income from operations before income taxes							12,092
Income taxes							3,932
Net income							$8,160

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
June 30, 2011	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$55,316	2,192	3,272	39,127	-	19,746	$1,907
Fully Insured Health	73,247	750	13,321	46,432	15	35,929	4,942
Group disability,
life, annuities
and DBL	25,662	4,703	78	21,134	264	7,457	1,588
Individual life,
annuities and other	15,649	11,974	2,337	19,713	3,170	6,733	344
Corporate	-	130	-	-	-	2,452	(2,322)
Sub total	$169,874	$19,749	$19,008	$126,406	$3,449	$72,317	6,459

Net realized investment losses							1,681
Other-than-temporary impairment losses							(468)
Interest expense on debt							(917)
Income from operations before income taxes							6,755
Income tax benefits							(509)
Net income							$7,264

 Premiums Earned

In the first six months of 2012, premiums earned decreased $.6 million over the comparable period of 2011. The decrease is primarily due to: (i) the Fully Insured Health segment which had a $8.2 million decrease in premiums primarily as a result of decreased retentions and volume in the short term medical business,  major medical business for groups and individuals, limited medical and dental lines of business; (ii) a decrease of $2.4 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the transfer of certain annuity contracts in the fourth quarter of 2011and decreased premium volume from other lines in run-off; and (iii) a $1.3 million decrease in the Group disability, life, annuities and DBL segment primarily due to decreased premiums from the group term life and LTD lines due in part to reduced production sources, partially offset by premiums generated by a new line of international LTD and life business; partially offset by (iv) an $11.3 million increase in the Medical Stop-Loss segment due to increased volume and retention of business in 2012.

Net Investment Income

Total net investment income decreased $3.3 million.  The overall annualized investment yields were 3.9% and 4.3% (approximately 4.0% and 4.5%, on a tax advantaged basis) in the first six months of 2012 and 2011, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to lower yields and the shorter duration of our portfolio.  The annualized investment yields on bonds, equities and short-term investments were 3.7% and 4.2% in the first six months of 2012 and 2011, respectively. IHC has approximately $160.9 million in highly rated shorter duration securities earning on average 1.8%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $3.0 million in 2012 compared to $1.7 million in 2011. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

For the six months ended June 30, 2012 and 2011, the Company recorded $.7 million and $.5 million, respectively, of other-than-temporary impairment losses, pre-tax. Other-than-temporary impairment losses in both 2012 and 2011 consist of credit losses resulting from expected cash flows of debt securities that are less than their amortized cost.

Fee Income and Other Income

Fee income decreased $2.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily as a result of increased retentions and therefore an increase in the elimination of intercompany fee income.

Total other income decreased $.9 million in the six months ended June 30, 2012 to $2.4 million from $3.3 million in the six months ended June 30, 2011.

Insurance Benefits, Claims and Reserves

In the first six months of 2012, insurance, benefits, claims and reserves decreased $9.0 million over the comparable period in 2011. The decrease is primarily attributable to: (i) a decrease of $4.1 million in the Fully Insured Health segment, principally due to the decrease in premiums on the short term medical, major medical business for groups and individuals, limited medical and dental lines of business in addition to improved loss ratios on the short term medical business; (ii) a $4.0 million decrease in the Group disability, life, annuities and DBL segment as a result of lower production coupled with lower loss ratios in the LTD line and the transfer of certain annuity contracts in the fourth quarter of 2011; and (iii) a $2.8 million decrease in the Individual life, annuity and other segment primarily resulting from the transfer of certain group annuity contracts in the fourth quarter of 2011 and decreased premium volume from other lines in run-off; partially offset by (iv)  an increase of $1.9 million in the Medical Stop-Loss segment as a result of improved loss ratios offset by an increase in premium volume by Risk Solutions.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.2 million primarily as a result of the write-off, in the fourth quarter of 2011, of certain deferred acquisition costs in connection with a coinsurance agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.5 million. The decrease is primarily due to: (i) a $1.1 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to increased retentions partially offset by increases in expenses due to volume as a result of increased production; and (ii) a $2.8 million decrease in the Fully Insured Health segment largely due to decreased volume of business in the short term medical,  major medical business for groups and individuals, limited medical and dental lines of business in 2012; partially offset by (iii) an increase of $1.1 million in corporate overhead expenses.

Income Taxes

The effective tax rate for the six months ended June 30, 2012 was 32.5%. In 2011, IHC eliminated $2.3 million of previously recorded deferred income taxes due to management’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner.  Excluding this transaction, the effective tax rate for the six months ended June 30, 2011 was 26.8%.  The lower effective tax rate in 2011 was due to a higher benefit from tax advantaged securities as a percentage of income due to lower income in 2011.

 LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The insurance group declared and paid $3.0 million of cash dividends to Corporate in the first six months of 2012. No dividends were declared or paid by the Insurance Group in the six months ended June 30, 2011.

Cash Flows

The Company had $13.4 million and $18.2 million of cash and cash equivalents as of June 30, 2012 and December 31, 2011, respectively.

In February 2012, Standard Security Life transferred $143.5 million cash to an unaffiliated reinsurer in connection with a coinsurance agreement, representing a significant portion of the $139.7 million decrease in cash from operating activities. Cash provided by investing activities of $135.7 million consists primarily of proceeds from the net sales of investments in preparation for such transfer of funds.

The Company has $456.5 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2012, cash received from the maturities and other repayments of fixed maturities was $35.9 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $268.8 million at June 30, 2012 compared to $119.7 million at December 31, 2011. The increase is primarily due to a coinsurance agreement with an unaffiliated reinsurer to transfer approximately $143.5 million of group annuity reserves. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2012.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	June 30,	December 31,
	2012	2011

Medical Stop-Loss	$53,323	$58,741
Fully Insured Health	32,994	32,508
Group Disability	97,265	93,278
Individual A&H and Other	7,935	8,460

	$191,517	$192,987

Major factors that affect the Projected Net Loss Ratio assumption in reserving for medical stop-loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (ii) the adherence by the MGUs that produce and administer a portion of this business to the Company's underwriting guidelines. Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio.

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

The $10.6 million increase in IHC’s stockholders' equity in the first six months of 2012 is primarily due to $7.5 million of net income and $4.6 million of other comprehensive income, partially offset by $1.0 million of treasury share purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $3.7 million at June 30, 2012, approximately 98.3% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2012, approximately 1.7% (or $12.5 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any non-performing fixed maturities at June 30, 2012.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the six months ended June 30, 2012 and 2011, the Company recorded $.7 million and $.5 million of losses for other-than-temporary impairments in earnings. The Company also recognized $.3 million of other-than-temporary impairments in other comprehensive income for the six months ended June 30, 2012. No losses for other-than-temporary impairments were recognized in other comprehensive income for the six months ended June 30, 2011. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2012 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$2	$119	$-	$620	$741

The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2012. In 2012, the Company experienced an increase in net unrealized gains of $8.6 million which was offset by $2.3 million of deferred taxes and $1.6 million of deferred policy acquisition costs. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2012, is not materially different from that reported in the schedule of such obligations at December 31, 2011 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For 2012, we will continue to emphasize:

•

 Adapting to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands.

•

Leveraging our strategy of directly distributing our Medical Stop-Loss products through Risk Solutions to organically generate additional Medical Stop-Loss business while maintaining the profitability of the block.

•

Seeking to acquire additional stop-loss blocks through transactions such as the acquisition by Risk Solutions in July 2012 of the assets of an MGU with a block of approximately $10 million of Medical Stop-Loss premiums.

•

Closely monitoring the experience in our Group disability, life annuities and DBL business.

•

Continuing to increase the efficiency of our administrative companies.

The Company remained highly liquid in 2012 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $160.9 million in highly rated shorter maturity securities earning on average 1.8%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In the fourth quarter of 2011, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer effective January 26, 2012 and transferred approximately $143.5 million of group annuity reserves in the first quarter of 2012.

At June 30, 2012, IHC owned approximately 78.6% of the outstanding common stock of AMIC.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by

President Obama in March 2010, and its subsequent interpretations by state and federal regulators. The National Association of Insurance Commissioners has now issued its proposed regulations. The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers. We have begun a comprehensive review of all the options for IHC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law appears to make exceptions for carriers, such as ours, that have a minimal presence in any one state. “Non-essential” lines of business and Medical Stop-Loss have been impacted by health care reform minimally or not at all.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2012 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2011 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. As of June 30, 2012, there were 97,926 shares were still authorized to be repurchased under the plan. Share repurchases during the second quarter of 2012 are summarized as follows:

2012
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	16,355	$10.28	118,809
May	11,248	$9.27	107,561
June	9,635	$9.42	97,926

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

MINE SAFETY DISCLOSURES

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

August 9, 2012

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

August 9, 2012

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer