Form 10-Q
period 2012-09-30
INDEPENDENCE HOLDING CO
filed 2012-11-08
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012.

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 6, 2012
Common stock, $ 1.00 par value	17,947,330 Shares

INDEPENDENCE HOLDING COMPANY

INDEX

PART I – FINANCIAL INFORMATION	PAGE
NO.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -	4
September 30, 2012 (unaudited) and December 31, 2011

Condensed Consolidated Statements of Operations -	5
Three Months and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Condensed Consolidated Statements of Comprehensive Income-	6
Three Months and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Condensed Consolidated Statement of Changes in Equity -	7
Nine Months Ended September 30, 2012 (unaudited)

Condensed Consolidated Statements of Cash Flows -	8
Nine Months Ended September 30, 2012 and 2011 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	43

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Mine Safety Disclosures	43

Item 5. Other Information	43

Item 6. Exhibits	44

Signatures	45

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	14,982	17,258
Trading securities	5,858	-
Fixed maturities, available-for-sale	736,584	842,873
Equity securities, available-for-sale	28,093	37,541
Other investments	34,606	35,223
Total investments	820,173	932,945

Cash and cash equivalents	14,564	18,227
Due from securities brokers	6,636	12,106
Deferred acquisition costs	34,029	37,101
Due and unpaid premiums	45,507	37,341
Due from reinsurers	167,685	159,729
Premium and claim funds	39,626	43,604
Notes and other receivables	17,916	15,500
Goodwill	50,318	50,318
Other assets	43,054	51,988

TOTAL ASSETS	$1,239,508	$1,358,859

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves-health	$178,531	$179,042
Insurance reserves-life and annuity	278,195	279,636
Funds on deposit	279,947	417,310
Unearned premiums	7,326	4,319
Policy claims-health	13,369	13,945
Policy claims-life	10,409	11,948
Other policyholders' funds	22,686	21,546
Due to securities brokers	230	383
Due to reinsurers	42,836	40,030
Accounts payable, accruals and other liabilities	64,208	66,410
Debt	8,000	10,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	943,883	1,082,715

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 and 20,000,000
shares authorized; 18,461,992 and 18,450,917 shares
issued; 17,947,330 and 18,052,660 shares outstanding	18,462	18,451
Paid-in capital	126,547	126,298
Accumulated other comprehensive income	16,633	7,853
Treasury stock, at cost; 514,662 and 398,257 shares	(4,397)	(3,277)
Retained earnings	122,494	111,752

TOTAL IHC STOCKHOLDERS’ EQUITY	279,739	261,077
NONCONTROLLING INTERESTS IN SUBSIDIARIES	15,886	15,067

TOTAL EQUITY	295,625	276,144

TOTAL LIABILITIES AND EQUITY	$1,239,508	$1,358,859

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Premiums earned:
Health	$83,219	$76,326	$233,970	$226,787
Life and annuity	9,017	8,904	27,509	28,317
Net investment income	9,346	9,235	25,706	28,984
Fee income	7,754	7,118	21,064	22,823
Other income	1,155	1,259	3,558	4,562
Net realized investment gains	1,011	924	3,998	2,605
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	-	(385)	(992)	(853)
Portion of losses recognized in other comprehensive income	-	278	288	278
Net impairment losses recognized in earnings	-	(107)	(704)	(575)

	111,502	103,659	315,101	313,503
EXPENSES:
Insurance benefits, claims and reserves:
Health	53,417	45,560	149,996	146,639
Life and annuity	9,617	11,094	30,438	36,421
Selling, general and administrative expenses	39,791	38,958	109,594	111,275
Amortization of deferred acquisitions costs	1,587	1,844	4,812	5,293
Interest expense on debt	509	516	1,588	1,433

	104,921	97,972	296,428	301,061

Income from operations before income taxes	6,581	5,687	18,673	12,442
Income taxes	2,191	1,676	6,123	1,167

Net income	4,390	4,011	12,550	11,275
Less: income from noncontrolling interests in subsidiaries	(472)	(457)	(1,179)	(1,497)

NET INCOME ATTRIBUTABLE TO IHC	$3,918	$3,554	$11,371	$9,778

Basic income per common share	$.22	$.20	$.63	$.56

WEIGHTED AVERAGE SHARES OUTSTANDING	17,957	17,790	17,991	17,414

Diluted income per common share	$.22	$.20	$.63	$.56

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	18,028	17,795	18,076	17,422

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$4,390	$4,011	$12,550	$11,275
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of taxes of $1,985,
$1,987, $4,351 and $4,313	5,480	5,457	12,058	11,795
Other-than-temporary impairment losses recorded in other comprehensive
income, net of taxes of $0, $(111), $(41) and $(111)	-	(167)	(247)	(167)
Unrealized gains (losses) on derivative instruments, net of taxes of
$50, $235, $47 and $235	76	(354)	71	(354)
Allocation to deferred acquisition costs	(1,238)	(1,341)	(2,875)	(2,677)
Other comprehensive income, net of tax	4,318	3,595	9,007	8,597

Comprehensive income, net of tax	8,708	7,606	21,557	19,872

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(472)	(457)	(1,179)	(1,497)
Other comprehensive income, net of tax, attributable to noncontrolling interests:
Unrealized gains on available-for-sale securities, net of tax	(137)	(134)	(266)	(390)
Other-than-temporary impairment losses recorded in other
comprehensive income (loss), net of tax	-	-	36	-
Other comprehensive income, net of tax, attributable to
noncontrolling interests	(137)	(134)	(230)	(390)

Comprehensive income, net of tax, attributable to
noncontrolling interests	(609)	(591)	(1,409)	(1,887)

Comprehensive income, net of tax, attributable to IHC	$8,099	$7,015	$20,148	$17,985

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2012 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2011	$18,451	$126,298	$7,853	$(3,277)	$111,752	$261,077	$15,067	$276,144

Net income					11,371	11,371	1,179	12,550
Other comprehensive income,
net of tax			8,777			8,777	230	9,007
Repurchases of common stock				(1,120)		(1,120)	-	(1,120)
Acquire noncontrolling
interests in American
Independence Corp.		29	3			32	(90)	(58)
Common stock dividend
($.035 per share)					(640)	(640)	-	(640)
Share-based compensation
expenses and related
tax benefits	11	198				209	-	209
Distributions to noncontrolling
interests						-	(506)	(506)
Other capital transactions		22			11	33	6	39

BALANCE AT
SEPTEMBER 30, 2012	$18,462	$126,547	$16,633	$(4,397)	$122,494	$279,739	$15,886	$295,625

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$12,550	$11,275
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	4,812	5,293
Net realized investment gains	(3,998)	(2,605)
Other-than-temporary impairment losses	704	575
Equity income from equity method investments	(1,362)	(1,512)
Depreciation and amortization	3,052	3,183
Share-based compensation expenses	794	395
Deferred tax (benefit) expense	4,265	774
Other	5,159	3,162
Changes in assets and liabilities:
Net sales (purchases) of trading securities	63	-
Change in insurance liabilities	(139,719)	(2,265)
Additions to deferred acquisition costs, net	(4,615)	(5,814)
Change in net amounts due from and to reinsurers	(5,150)	2,162
Change in premium and claim funds	3,978	(361)
Change in current income tax liability	1,661	3,514
Change in due and unpaid premiums	(8,165)	2,948
Change in other assets	(882)	(3,123)
Change in other liabilities	(3,591)	(7,040)

Net change in cash from operating activities	(130,444)	10,561

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	5,318	(28,346)
Net (purchases) sales of securities under resale and repurchase agreements	2,276	23,729
Sales of equity securities	7,567	52,826
Purchases of equity securities	(2,963)	(50,135)
Sales of fixed maturities	396,579	284,390
Maturities and other repayments of fixed maturities	53,039	138,875
Purchases of fixed maturities	(328,968)	(435,757)
Distributions from (additional investments in) other investments	1,535	1,129
Cash paid in acquisitions of companies, net of cash acquired	(243)	-
Change in notes and other receivables	(2,383)	1,629
Other investing activities	(3,138)	(1,390)

Net change in cash from investing activities	128,619	(13,050)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(1,108)	(598)
Excess tax expense from expired stock options and vesting of restricted stock	(56)	(164)
Cash paid in acquisitions of noncontrolling interests	(58)	(1,450)
Proceeds of investment-type insurance contracts	2,433	5,700
Proceeds of debt	-	2,500
Repayment of debt	(2,000)	-
Dividends paid	(1,051)	(777)
Other capital transactions	2	57

Net change in cash from financing activities	(1,838)	5,268

Net change in cash and cash equivalents	(3,663)	2,779
Cash and cash equivalents, beginning of year	18,227	11,426

Cash and cash equivalents, end of period	$14,564	$14,205

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc. (“Health Solutions”), and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life. At September 30, 2012, the Company also owned a 78.6% interest in American Independence Corp. (“AMIC”).

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 51.0% of IHC's outstanding common stock at September 30, 2012.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results to be anticipated for the entire year.

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

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Management has not yet determined the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

Note 3.

Income Per Common Share

Diluted income per share, computed using the treasury stock method, include incremental shares from; (1) the assumed exercise of dilutive stock options; (ii) the assumed vesting of dilutive restricted stock; and (iii) assumed share settlement of dilutive stock appreciation rights (“SARs”) of 71,000 and 85,000 shares, respectively, for the three months and nine months ended September 30, 2012,  and 6,000 and 9,000 shares, respectively,  for the three months and nine months ended September 30, 2011.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows (in thousands):

	September 30, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$340,519	$11,747	$(725)	$351,541
CMOs - residential (1)	20,220	6,845	(143)	26,922
CMOs - commercial	975	-	(415)	560
U.S. Government obligations	16,728	553	(2)	17,279
Agency MBS - residential (2)	414	36	-	450
GSEs (3)	49,162	1,038	(30)	50,170
States and political subdivisions	280,082	10,201	(621)	289,662

Total fixed maturities	$708,100	$30,420	$(1,936)	$736,584

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$3,963	$388	$(55)	$4,296
Preferred stock - perpetual	15,361	442	(3)	15,800
Preferred stock - with maturities	6,323	1,674	-	7,997

Total equity securities	$25,647	$2,504	$(58)	$28,093

	December 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$319,343	$5,873	$(2,076)	$323,140
CMOs - residential (1)	33,119	5,200	(1,544)	36,775
CMOs - commercial	1,448	-	(910)	538
U.S. Government obligations	164,807	1,775	-	166,582
Agency MBS - residential (2)	539	46	-	585
GSEs (3)	59,633	379	(161)	59,851
States and political subdivisions	250,361	5,692	(651)	255,402

Total fixed maturities	$829,250	$18,965	$(5,342)	$842,873

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$6,537	$311	$(149)	$6,699
Preferred stock - perpetual	21,767	422	(451)	21,738
Preferred stock - with maturities	8,051	1,136	(83)	9,104

Total equity securities	$36,355	$1,869	$(683)	$37,541

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The unrealized gains (losses) on certain available-for-sale securities (residential CMO’s and certain preferred stocks with maturities) at September 30, 2012 and December 31, 2011 include $1,560,000 and $2,625,000, respectively, of the accumulated non-credit related component of other-than-temporary impairment losses, pretax, that were recognized in other comprehensive income.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2012, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	September 30, 2012
			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE

Due in one year or less	$5,164	$5,254	0.7%
Due after one year through five years	123,053	126,407	17.2%
Due after five years through ten years	214,055	220,422	29.9%
Due after ten years	295,056	306,397	41.6%
	637,328	658,480	89.4%
CMO and MBS:
15 year	32,053	38,539	5.2%
20 year	483	497	0.1%
30 year	38,236	39,068	5.3%

Total fixed maturities	$708,100	$736,584	100.0%

The following tables summarize, for all available-for-sale securities in an unrealized loss position at September 30, 2012 and December 31, 2011, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position:

	September 30, 2012

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$26,265	$367	$14,223	$358	$40,488	$725
CMOs - residential	9	29	1,868	114	1,877	143
CMO's - commercial	-	-	560	415	560	415
U.S. Government obligations	3,765	2	-	-	3,765	2
Agency MBS - residential	-	-	-	-	-	-
GSEs	5,817	22	419	8	6,236	30
States and political
subdivisions	30,877	323	22,993	298	53,870	621
Total fixed maturities	66,733	743	40,063	1,193	106,796	1,936
Common stocks	861	55	-	-	861	55
Preferred stocks - perpetual	908	3	-	-	908	3
Total temporarily
impaired securities	$68,502	$801	$40,063	$1,193	$108,565	$1,994

	December 31, 2011

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$128,820	$1,989	$9,451	$87	$138,271	$2,076
CMOs - residential	1,396	176	14,597	1,368	15,993	1,544
CMOs - commercial	-	-	538	910	538	910
Agency MBS (2) residential	-	-	-	-	-	-
GSEs	15,134	131	2,367	30	17,501	161
States and political subdivisions	43,978	291	20,929	360	64,907	651
Total fixed maturities	189,328	2,587	47,882	2,755	237,210	5,342
Common stocks	1,724	149	-	-	1,724	149
Preferred stocks-perpetual	-	-	4,968	451	4,968	451
Preferred stocks-with maturities	1,644	83	-	-	1,644	83
Total temporarily impaired
securities	$192,696	$2,819	$52,850	$3,206	$245,546	$6,025

At September 30, 2012 and December 31, 2011, a total of 29 and 58 available-for-sale securities, respectively, were in a continuous unrealized loss position for less than 12 months. At September 30, 2012 and December 31, 2011 a total of 23 and 30 available-for-sale securities, respectively, were in a continuous unrealized loss position for 12 months or longer.

Substantially all of the unrealized losses on fixed maturities available-for-sale at September 30, 2012 and December 31, 2011 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

At September 30, 2012, the Company had $13,569,000 invested in whole loan CMOs backed by Alt-A mortgages. Of this amount, 20.5% were in CMOs that originated in 2005 or earlier and 79.5% were in CMOs that originated in 2006. The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributed to general disruptions in the credit market subsequent to purchase. The Company’s mortgage security portfolio has no exposure to sub-prime mortgages.

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

For the three-month and nine-month periods ended September 30, 2012, the Company recorded other-than-temporary impairments in earnings of $0 and $704,000, respectively, consisting of credit losses recorded as a result of expected cash flows on certain debt securities less than their amortized cost. For the three-month and nine-month periods ended September 30, 2011, the Company recorded other-than-temporary impairments in earnings of $107,000 and $575,000, respectively, consisting of credit losses recorded as a result of expected cash flows of certain debt securities less than their amortized cost. The Company recognized $0  and $288,000 of non-credit related other-than-temporary impairment losses, pre-tax, in other comprehensive income for the three and nine months ended September 30, 2012, respectively, and recognized $278,000 of non-credit related other-than-temporary impairment losses, pre-tax, in other comprehensive income for both the three months and nine months ended September 30, 2011.

Credit losses were recognized on certain impaired fixed maturities and preferred stocks with maturities, for which each security also had an impairment loss recognized in other comprehensive income.

The rollforward of these credit losses were as follows (in thousands):

	2012	2011

Balance at beginning of year	$2,555	$1,763
Credit losses during the period for which an other-
than-temporary loss was not previously recognized	473	107
Additional credit losses for which an other-than-temporary
loss was previously recognized	148	-
Securities sold	(1,200)	(86)

Balance at end of period	$1,976	$1,784

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

Note 5.

Derivative Instruments

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the outstanding debt principal amount ($8,000,000 and $10,000,000 at September 30, 2012 and December 31, 2011, respectively), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge.  The fair value of the interest rate swap was $377,000 and $494,000 at September 30, 2012 and December 31, 2011, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 7 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the three months and nine months ended September 30, 2012, the Company recorded gains of $76,000 and $71,000, respectively (net of related tax expense of $50,000 and $47,000, respectively), representing the after-tax change in fair value of the interest rate swap, in other comprehensive income on the accompanying Condensed Consolidated Statements of Comprehensive Income. For the three months and nine months ended September 30, 2011, the Company recorded losses of $354,000 representing the after-tax change in fair value of the interest rate swap, in other comprehensive income on the accompanying Condensed Consolidated Statements of Comprehensive Income, net of related tax benefits of $235,000.

Note 6.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three months and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales of available-for-sale securities:
Fixed maturities	$1,282	$2,252	$4,625	$2,535
Common stocks	-	(696)	-	(722)
Preferred stocks	(76)	(632)	(567)	792
Total sales of available-for-sale securities	1,206	924	4,058	2,605

Sales of trading securities	184	-	289	-
Total realized gains (losses)	1,390	924	4,347	2,605

Unrealized gains (losses) on trading securities:
Available-for-sale securities transferred
to trading category	-	-	138	-
Change in unrealized gains (losses) on trading securities	65	-	(43)	-
Total unrealized gains (losses) on trading securities	65	-	95	-

Loss on other investment	(444)	-	(444)	-

Net realized investment gains (losses)	$1,011	$924	$3,998	$2,605

For the three months and nine months ended September 30, 2012, the Company realized gross gains of $2,170,000 and $8,259,000, respectively, and realized gross losses of $964,000 and $4,201,000, respectively, on sales of available-for-sale securities. For the three months and nine months ended September 30, 2011, the Company realized gross gains of $3,112,000 and $9,730,000, respectively, and realized gross losses of $2,188,000 and $7,125,000, respectively, on sales of available-for-sale securities.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$351,541	$-	$351,541
CMOs - residential	-	12,780	14,142	26,922
CMOs - commercial	-	-	560	560
US Government obligations	-	17,279	-	17,279
Agency MBS - residential	-	450	-	450
GSEs	-	50,170	-	50,170
States and political subdivisions	-	287,075	2,587	289,662
Total fixed maturities	-	719,295	17,289	736,584

Equity securities available-for-sale:
Common stocks	4,296	-	-	4,296
Preferred stocks - perpetual	15,800	-	-	15,800
Preferred stocks - with maturities	7,997	-	-	7,997
Total equity securities	28,093	-	-	28,093

Trading securities - equities	5,858	-	-	5,858
Total trading securities	5,858	-	-	5,858

Total Financial Assets	$33,951	$719,295	$17,289	$770,535

FINANCIAL LIABILITIES:
Interest rate swap	$-	$377	$-	$377

	December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$323,140	$-	$323,140
CMOs - residential	-	14,648	22,127	36,775
CMOs - commercial	-	-	538	538
US Government obligations	-	166,582	-	166,582
Agency MBS - residential	-	585	-	585
GSEs	-	59,851	-	59,851
States and political subdivisions	-	255,402	-	255,402
Total fixed maturities	-	820,208	22,665	842,873

Equity securities available-for-sale:
Common stocks	6,699	-	-	6,699
Preferred stocks - perpetual	21,738	-	-	21,738
Preferred stocks - with maturities	9,104	-	-	9,104
Total equity securities	37,541	-	-	37,541

Total Financial Assets	$37,541	$820,208	$22,665	$880,414

FINANCIAL LIABILITIES:
Interest rate swap	$-	$494	$-	$494

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. At September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category at September 30, 2012. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in 2012. The changes in the carrying value of Level 3 assets and liabilities for the nine months ended September 30, 2012 are summarized as follows (in thousands):

	September 30, 2012
	CMOs
			States and Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$22,127	$538	$-	$22,665

Purchases of securities	-	-	2,135	2,135

Gains(losses) included in earnings:
Net realized investment losses	(1,212)	-	-	(1,212)
Other-than-temporary impairments	(231)	(473)	-	(704)

Net unrealized gains (losses) included in
accumulated other comprehensive loss	2,976	495	424	3,895

Sales of securities	(7,087)	-	-	(7,087)
Repayments and amortization of
fixed maturities	(2,431)	-	28	(2,403)

Balance at end of period	$14,142	$560	$2,587	$17,289

  The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments that are not carried at fair value but are subject to fair value disclosure requirements at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$28,182	$22,042	$29,511	$23,109

FINANCIAL LIABILITIES:
Funds on deposit	$280,367	$279,947	$418,823	$417,310
Debt and junior subordinated
debt securities	$46,146	$46,146	$48,146	$48,146

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

Note 8.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first nine months of 2012 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2011	$50,318	$9,738	$7,977	$17,715
Medical Stop-Loss:
Acquired broker relationships	-	1,825	-	1,825
Fully insured:
Acquired CPR	-	327	-	327
Capitalized software development	-	144	-	144
Amortization expense	-	(2,009)	-	(2,009)

Balance at September 30, 2012	$50,318	$10,025	$7,977	$18,002

In February 2012, the Company acquired the net assets of CPR Risk Management, Inc. (“CPR”) for an aggregate purchase price of $275,000. The Company recorded other intangible assets of $327,000 representing customer relationships, which is being amortized over a weighted average period of 5.0 years.

In July 2012, AMIC acquired the assets and renewal contract rights of a MGU of Medical Stop-Loss business for an aggregate purchase price of $1,825,000.  The purchase price consists of $1,300,000 in cash and $525,000 in contingent consideration expected to be paid in early 2013 based on expected growth in the acquired block of business. AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.

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

A)  IHC Share-Based Compensation Plans

Total share-based compensation expense was $153,000 and $34,000 for the three months ended September 30, 2012 and 2011, respectively, and was $770,000 and $361,000 for the nine months ended September 30, 2012 and 2011, respectively. Related tax benefits of $61,000 and $14,000 were recognized for the three months ended September 30, 2012 and 2011, respectively and $307,000 and $144,000 were recognized for the nine months ended September 30, 2012 and 2011, respectively.

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

At September 30, 2012, there were 379,819 shares available for future stock-based compensation grants under IHC’s stock incentive plans.

Stock Options

The Company’s stock option activity for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2011	758,714	$9.71
Forfeited	(3,667)	9.09
Expired	(26,378)	18.91
September 30, 2012	728,669	$9.38

The following table summarizes information regarding outstanding and exercisable options:

	September 30, 2012
	Outstanding	Exercisable

Number of options	728,669	563,009
Weighted average exercise price per share	$9.38	$9.47
Aggregate intrinsic value for all options	$511	$349
Weighted average contractual term remaining	1.7 years	1.5 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the nine months ended September 30, 2012 or 2011.

Compensation expense of $56,000 and $61,000 was recognized in the three months ended September 30, 2012 and 2011, respectively, and $177,000 and $231,000 was recognized in the nine months ended September 30, 2012 and 2011, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

No options were exercised during the three months and nine months ended September 30, 2012 or 2011.

As of September 30, 2012, the total unrecognized compensation expense related to non-vested stock options was $60,000 which is expected to be recognized over the remaining requisite weighted-average service period of 0.5 years.

Restricted Stock

IHC granted 7,425 and 6,750 shares of restricted stock awards during the nine months ended September 30, 2012  and 2011, respectively, with weighted average grant-date fair values of $9.39 and $9.84 per share, respectively. The total fair value of restricted stock that vested during each of the first nine months of 2012 and 2011 was $40,000 and $23,000, respectively. Restricted stock expense was $13,000 and $9,000 for the three months ended September 30, 2012 and 2011, respectively, and was $31,000 and $18,000 for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes restricted stock activity for the nine months ended September 30, 2012:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2011	9,900	$8.95
Granted	7,425	9.39
Vested	(4,125)	8.40

September 30, 2012	13,200	$9.37

As of September 30, 2012, the total unrecognized compensation expense related to non-vested restricted stock awards was $109,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.2 years.

SARs and Share-Based Performance Awards

IHC had 274,450 and 230,450 SAR awards outstanding at September 30, 2012 and December 31, 2011, respectively. During the first nine months of 2012 and 2011, the Company granted 44,000 SAR awards and 103,950 SAR awards, respectively. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. For the three months ended September 30, 2012 and 2011, IHC recorded $60,000 and $(43,000), respectively, of compensation costs for these awards, and for the nine months ended September 30, 2012 and 2011, recorded $511,000 and $82,000, respectively.  No SARs were exercised during the nine months ended September 30, 2012 or 2011. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 are liabilities of $799,000 and $288,000, respectively, pertaining to SARs.

 Other outstanding awards include share-based performance awards. Compensation costs for these awards are recognized and accrued as performance conditions are met, based on the current share price. For the three months ended September 30, 2012 and 2011, IHC recorded $24,000 and $8,000, respectively, of compensation costs for these awards, and for the nine months ended September 30, 2012 and 2011, recorded $51,000 and $29,000.  The intrinsic value of share-based performance awards paid during the nine months ended September 30, 2012 and 2011 was $57,000 and $53,000, respectively. Included in the other liabilities on the Company’s Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 are liabilities of $59,000 and $65,000, respectively, pertaining to share-based performance awards.

B)

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $8,000 and $9,000 for the three months ended September 30, 2012 and 2011, respectively and was $24,000 and $34,000 for the nine months ended September 30, 2012 and 2011, respectively.  Related tax benefits of $3,000 and $3,000 were recognized for the three months ended September 30, 2012 and 2011, respectively and were $9,000 and $12,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Stock Options

The following table summarizes information regarding AMIC’s outstanding and exercisable options for the nine months ended September 30, 2012:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2011	333,956	$10.43
Forfeited	(16,668)	11.10
September 30, 2012	317,288	$10.40

The following table summarizes information regarding AMIC’s outstanding and exercisable options:

	September 30, 2012
	Outstanding	Exercisable

Number of options	317,288	299,509
Weighted average exercise price per share	$10.40	$10.70
Aggregate intrinsic value for all options	$4	$2
Weighted average contractual term remaining	2.43 years	2.08 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the nine months ended September 30, 2012. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2011 was $3.02 per share. The assumptions set forth in the table below were used to value the stock options granted during the nine months ended September 30, 2011:

2011
Weighted-average risk-free interest rate	3.11%
Annual dividend rate per share	$-
Weighted-average volatility factor of the Company's common stock	36.89
Weighted-average expected term of options	5 years

Compensation expense of $8,000 and $9,000 was recognized for the three months ended September 30, 2012 and 2011, respectively, and was $24,000 and $27,000 for the nine months ended September 30, 2012 and 2011, respectively, for the portion of the grant-date fair value of AMIC’s stock options vesting during those periods.

No options were exercised during the nine months ended September 30, 2012. AMIC received cash proceeds of $57,000 upon the exercise of 13,611 options with an intrinsic value of $11,000 during the nine months ended September 30, 2011.

As of September 30, 2012, the total unrecognized compensation expense related to AMIC’s non-vested options was $56,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards have been issued since then. AMIC had no unvested restricted stock awards outstanding at September 30, 2012 and December 31, 2011. Restricted stock expense for the three months and nine months ended September 30, 2011 was $0 and $7,000, respectively.

Note 11.

Debt

On July 1, 2012, the Company made a $2,000,000 principal debt repayment in accordance with the terms of its amortizing term note.

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

The deferred income tax expense for the nine months ended September 30, 2012 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $4,357,000, representing the increase in the related deferred tax liability from $3,768,000 at December 31, 2011 to $8,124,000 at September 30, 2012.

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

At September 30, 2012, AMIC, had net operating loss carryforwards of approximately $272,378,000 for federal income tax purposes which expire between 2019 and 2029. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 was $6,829,000 and $8,030,000, respectively. AMIC continues to file its own separate income tax return and is not included in the consolidated tax return of IHC.

Note 13.

Reinsurance

Effective January 26, 2012, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer to cede group annuity reserves. In accordance with the agreement, Standard Security Life transferred $143,537,000 of cash in the first quarter of 2012 and recorded a corresponding amount as due from reinsurers. The Company received final approval from the New York State Insurance Department to convert the transfer from a coinsurance to an assumption agreement.  When complete, the assumption will contractually relieve Standard Security Life of liability with regards to the policies. During the third quarter of 2012, a significant portion of the reserves were assumed.

Note 14.

Supplemental Disclosures of Cash Flow Information

Tax refunds, net of tax payments, were $519,000 and $3,751,000 during the nine months ended September 30, 2012 and 2011.

Cash payments for interest were $1,601,000 and $1,420,000 during the nine months ended September 30, 2012 and 2011, respectively.

Note 15.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months and nine months ended September 30, 2012 and 2011 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Medical Stop-Loss	$38,286	$32,668	$107,844	$93,448
Fully Insured Health	45,357	42,388	124,033	129,706
Group disability, life, annuities and DBL	13,160	14,986	38,901	45,429
Individual life, annuities and other	13,666	13,924	40,517	43,884
Corporate	22	(1,124)	512	(994)
	110,491	102,842	311,807	311,473
Net realized investment gains	1,011	924	3,998	2,605
Other-than-temporary impairment losses	-	(107)	(704)	(575)
	$111,502	$103,659	$315,101	$313,503
Income from operations
before income taxes:
Medical Stop-Loss	$2,853	$2,691	$12,787	$4,598
Fully Insured Health(A)	1,461	2,355	4,619	7,297
Group disability, life, annuities and DBL	3,590	3,285	4,292	4,873
Individual life, annuities and other	852	308	1,050	652
Corporate	(2,677)	(3,253)	(5,781)	(5,575)
	6,079	5,386	16,967	11,845
Net realized investment gains	1,011	924	3,998	2,605
Other-than-temporary impairment losses	-	(107)	(704)	(575)
Interest expense	(509)	(516)	(1,588)	(1,433)
	$6,581	$5,687	$18,673	$12,442

(A)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of acquisition accounting for the recent acquisitions. Total amortization expense was $624,000 and $592,000 for the three months ended September 30, 2012 and 2011, respectively, and was $1,829,000 and $1,804,000, respectively, for the nine months ended September 30, 2012 and 2011. Amortization expense for the other segments is insignificant.

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

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc. (“Health Solutions”), and Actuarial Management Corporation ("AMC").  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life. At September 30, 2012, the Company also owned a 78.6% interest in American Independence Corp. (“AMIC”).

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

The following is a summary of key performance information and events:

The results of operations for the three months and nine months ended September 30, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$111,502	$103,659	$315,101	$313,503
Expenses	104,921	97,972	296,428	301,061

Income from operations before income taxes	6,581	5,687	18,673	12,442
Income taxes (benefits)	2,191	1,676	6,123	1,167

Net income	4,390	4,011	12,550	11,275

Less: Income from noncontrolling interests in subsidiaries	(472)	(457)	(1,179)	(1,497)

Net income attributable to IHC	$3,918	$3,554	$11,371	$9,778

o

Net income of $.22 per share, diluted, for the three months ended September 30, 2012 compared to $.20 per share, diluted, for the same period in 2011. Net income of $.63 per share, diluted, for the nine months ended September 30, 2012, compared to $.56 per share, diluted, for the nine months ended September 30, 2011.

o

Consolidated investment yields (on an annualized basis) of 4.6% and 4.2% for the three months and nine months ended September 30, 2012 compared to 4.0% and 4.2% for the comparable periods in 2011;

o

Declared a special 10% stock dividend to IHC shareholders of record on February 17, 2012 with a distribution date of March 5, 2012. As a result, IHC issued 1.6 million shares of its common stock, net of treasury shares, with a fair value of $15.8 million and paid cash in-lieu of fractional shares;

o

Announced an increase IHC’s annual dividend from $.05 to $.07 per share; and

o

Book value of $15.59 per common share, an increase of $1.13 per common share from $14.46 at December 31, 2011.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $2.9 million for the third quarter of 2012 compared to $2.7 million in the same quarter in 2011, and reported income before taxes of $12.8 million for the first nine months of 2012 compared to $4.6 million for the first nine months of 2011. The increase is primarily due to increased volume and improved loss ratios in 2012;

o

Premiums earned increased $6.1 million and $17.4 million for the three months and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011. The increase in premiums earned is primarily due to increased volume and retention on business underwritten by Risk Solutions.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Premiums Earned	$36,465	$30,342	$103,100	$85,658
Insurance Benefits, Claims & Reserves	24,590	19,562	65,585	58,689
Expenses	10,718	9,228	29,193	25,830

Loss Ratio(A)	67.4%	64.5%	63.6%	68.5%
Expense Ratio (B)	29.4%	30.4%	28.3%	30.2%
Combined Ratio (C)	96.8%	94.9%	91.9%	98.7%

o

Loss ratios for the nine months ended September 30, 2012 decreased due to improved underwriting results in business produced by both Risk Solutions and by independent MGUs.

o

The expense ratio decreased for the nine months ended September 30, 2012 primarily due to a decrease in profit commission expense as a result of poor performance on certain business written through one program at AMIC.

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio, profit commission expense ratio and the expense ratio.

•

The Fully Insured Health segment reported $1.5 million of income before taxes for the three months ended September 30, 2012 as compared to $2.4 million for the comparable period in 2011, and reported $4.6 million of income before taxes for the nine months ended September 30, 2012 compared to $7.3 million for the same period in 2011.

o

Premiums earned increased $1.5 million for the three months ended September 30, 2012 and decreased $6.7 million for the nine months ended September 30, 2012 over the comparable 2011 periods. The increased premiums during the quarter resulted primarily from the new pet insurance line of business at AMIC. The decrease in premiums earned for the nine months were primarily due to decreased volume and retentions in certain other lines of the business.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Premiums Earned	$37,137	$35,619	$102,204	$108,866
Insurance Benefits, Claims & Reserves	25,154	21,616	67,536	68,048
Expenses	11,265	11,563	30,369	33,782

Loss Ratio	67.7%	60.7%	66.1%	62.5%
Expense Ratio	30.3%	32.5%	29.7%	31.0%
Combined Ratio	98.0%	93.2%	95.8%	93.5%

o

The increase in the loss ratio for the three and nine-month period was primarily attributable to an increase in the claims experience on major medical business for groups and individuals and dental.

o

The underwriting expense ratio decreased for the nine months ended September 30, 2012, primarily as a result of a decrease in general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $.3 million for the three months ended September 30, 2012 and decreased $.6 million for the nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011. The increase in quarterly income was principally due to lower claims in the group life and LTD business;

•

Income before taxes from the Individual life, annuities and other segment increased $.5 million and $.4 million for the three months and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to new business written;

•

Income before taxes from the Corporate segment increased $.6 million for the three months ended September 30, 2012 and decreased $.2 million for the nine months ended September 30, 2012. The increase in the comparable quarter is primarily due to losses in a partnership investment in 2011;

•

Net realized investment gains were $1.0 million and $4.0 million for the three months and nine months ended September 30, 2012 compared to net realized investment gains of $.9 million and $2.6 million for the three months and nine months ended September 30, 2011. Other-than-temporary impairment losses recognized in earnings for the nine months ended September 30, 2012 were $.7 million, and were $.1 million and $.6 million for the three months and nine months ended September 30, 2011, respectively; and

•

Premiums by principal product for the three months and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Gross Direct and Assumed
Earned Premiums:	2012	2011	2012	2011

Medical Stop-Loss	$42,992	$38,472	$123,425	$109,301
Fully Insured Health	58,518	53,276	163,967	157,052
Group disability, life, annuities and DBL	22,371	23,098	68,013	71,169
Individual, life, annuities and other	7,488	7,921	23,257	25,140

	$131,369	$122,767	$378,662	$362,662

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Net Direct and Assumed
Earned Premiums:	2012	2011	2012	2011

Medical Stop-Loss	$36,465	$30,342	$103,100	$85,658
Fully Insured Health	37,137	35,619	102,204	108,866
Group disability, life, annuities and DBL	12,423	12,416	36,776	38,078
Individual, life, annuities and other	6,211	6,853	19,399	22,502

	$92,236	$85,230	$261,479	$255,104

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the nine months ended September 30, 2012, there were no additions to or changes in the critical accounting policies disclosed in the 2011 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Information by business segment for the three months ended September 30, 2012 and 2011 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2012	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$36,465	1,733	88	24,590	-	10,843	$2,853
Fully Insured Health	37,137	477	7,743	25,154	6	18,736	1,461
Group disability,
life, annuities
and DBL	12,423	713	24	5,772	-	3,798	3,590
Individual life,
annuities and other	6,211	6,401	1,054	7,518	1,581	3,715	852
Corporate	-	22	-		-	2,699	(2,677)
Sub total	$92,236	$9,346	$8,909	$63,034	$1,587	$39,791	6,079

Net realized investment gains							1,011
Other-than-temporary impairment losses							-
Interest expense on debt							(509)
Income from operations before income taxes							6,581
Income taxes							2,191
Net income							$4,390

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2011	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$30,342	1,487	839	19,562	-	10,415	$2,691
Fully Insured Health	35,619	367	6,402	21,616	8	18,409	2,355
Group disability,
life, annuities
and DBL	12,416	2,528	42	7,520	133	4,048	3,285
Individual life,
annuities and other	6,853	5,977	1,094	7,956	1,703	3,957	308
Corporate	-	(1,124)	-	-	-	2,129	(3,253)
Sub total	$85,230	$9,235	$8,377	$56,654	$1,844	$38,958	5,386

Net realized investment losses							924
Other-than-temporary impairment losses							(107)
Interest expense on debt							(516)
Income from operations before income taxes							5,687
Income tax benefits							1,676
Net income							$4,011

 Premiums Earned

In the third quarter of 2012, premiums earned increased $7.0 million over the comparable period of 2011. The increase is primarily due to: (i) a $6.1 million increase in the Medical Stop-Loss segment due to increased volume and retention of business in 2012; (ii) a $1.5 million increase in the Fully Insured Health segment which had increased premiums of $3.0 million, from the new 2012 pet and international lines of business; $.5 million in increased premiums in ancillary medical and other minor lines; offset by $2.0 million in decreased premiums as a result of lower retentions and volume in the short term medical business, major medical business for groups and individuals, limited medical and dental lines of business; and (iii) a decrease of $.6 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the transfer of certain annuity contracts in the fourth quarter of 2011. The Group disability, life, annuities and DBL segment stayed constant.

Net Investment Income

Total net investment income increased $.1 million.  The overall annualized investment yields were 4.6% and 4.0% (approximately 4.8% and 4.1%, on a tax advantaged basis) in the third quarter of 2012 and 2011, respectively. The slight increase was primarily a result of higher returns on a partnership investment. The annualized investment yields on bonds, equities and short-term investments were 4.3% in both the third quarter of 2012 and 2011. IHC has approximately $185.1 million in highly rated shorter duration securities earning on average 1.8%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $1.0 million and $.9 million in the third quarter of 2012 and 2011, respectively. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

No other-than-temporary impairment losses were recorded for the three months ended September 2012. For the three months ended September 30, 2011, the Company recorded $.1 million of other-than-temporary impairment losses, pre-tax. Other-than-temporary impairment losses in 2011 consist of credit losses resulting from expected cash flows of debt securities that are less than their amortized cost basis.

Fee Income and Other Income

Fee income increased $.6 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily as a result of higher agency referral fees and medical management fees.

Total other income decreased $.1 million in the three months ended September 30, 2012 to $1.2 million from $1.3 million in the three months ended September 30, 2011.

Insurance Benefits, Claims and Reserves

In the third quarter of 2012, insurance, benefits, claims and reserves increased $6.3 million over the comparable period in 2011. The increase is primarily attributable to: (i) an increase of $5.0 million in the Medical Stop-Loss segment as a result of an increase in premium volume by Risk Solutions partially offset by improved loss ratios; (ii) an increase of $3.5 million in the Fully Insured Health segment, principally due to increased claims on the major medical business for groups and individuals and short term medical lines of business, increased premium volume associated with the new pet line of business; partially offset due to decreased dental premiums; (ii) a $1.8 million decrease in the Group disability, life, annuities and DBL segment primarily as a result of the transfer of certain annuity contracts in the fourth quarter of 2011 and reduced production; and (iii) a $.4 million decrease in the Individual life, annuity and other segment primarily resulting from the transfer of certain group annuity contracts in the fourth quarter of 2011 and decreased premium volume from other lines in run-off.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.2 million primarily as a result of the write-off, in the fourth quarter of 2011, of certain deferred acquisition costs in connection with a coinsurance agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $.8 million. The increase is primarily due to: (i) a $.4 million increase in expenses due to volume as a result of increased production, in the Medical Stop-Loss segment; (ii) a $.3 million increase in the Fully Insured Health segment largely due to employee costs related to an increased sales and marketing force; and (iii) an increase of $.6 million in corporate employee benefit related expenses; partially offset by (iv) a decrease of $.3 million in Group, life, annuities and other lines of business primarily as a result of the transfer of certain annuity contracts in the fourth quarter of 2011; and (v) a decrease of $.2 million principally due to Individual annuities, and other run off lines.

Income Taxes

The effective tax rate for the three months ended September 30, 2012 was 33.3% compared to 29.8% in 2011.  The lower effective tax rate in 2011 was due to a higher benefit from tax advantaged securities as a percentage of income due to lower income in 2011.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Information by business segment for the nine months ended September 30, 2012 and 2011 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2012	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$103,100	4,119	625	65,585	-	29,472	$12.787
Fully Insured Health	102,204	1,123	20,706	67,536	18	51,860	4.619
Group disability,
life, annuities
and DBL	36,776	2,035	90	22,876	-	11,733	4.292
Individual life,
annuities and other	19,399	17,917	3,201	24,437	4,794	10,236	1.050
Corporate	-	512	-	-	-	6,293	(5,781)
Sub total	$261,479	$25,706	$24,622	$180,434	$4,812	$109,594	16.967

Net realized investment gains							3,998
Other-than-temporary impairment losses							(704)
Interest expense on debt							(1,588)
Income from operations before income taxes							18,673
Income taxes							6,123
Net income							$12,550

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2011	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$85,658	3,679	4,111	58,689	-	30,161	$4,598
Fully Insured Health	108,866	1,117	19,723	68,048	23	54,338	7,297
Group disability,
life, annuities
and DBL	38,078	7,231	120	28,654	397	11,505	4,873
Individual life,
annuities and other	22,502	17,951	3,431	27,669	4,873	10,690	652
Corporate	-	(994)	-	-	-	4,581	(5,575)
Sub total	$255,104	$28,984	$27,385	$183,060	$5,293	$111,275	11,845

Net realized investment losses							2,605
Other-than-temporary impairment losses							(575)
Interest expense on debt							(1,433)
Income from operations before income taxes							12,442
Income tax benefits							1,167
Net income							$11,275

 Premiums Earned

In the first nine months of 2012, premiums earned increased $6.4 million over the comparable period of 2011. The increase is primarily due to: (i) an $17.4 million increase in the Medical Stop-Loss segment due to increased volume and retention of business in 2012; partially offset by (ii) the Fully Insured Health segment which had a $6.6 million decrease in premiums primarily as a result of decreased retentions and volume in the short term medical business, major medical business for groups and individuals, limited medical and dental lines of business, partially offset by the new 2012 pet and international lines of business; (iii) a decrease of $3.1 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the transfer of certain annuity contracts in the fourth quarter of 2011and decreased premium volume from other lines in run-off; and (iv) a $1.3 million decrease in the Group disability, life, annuities and DBL segment primarily due to decreased premiums from the group term life and LTD lines due in part to reduced production sources, partially offset by premiums generated by a new line of international LTD and life business.

Net Investment Income

Total net investment income decreased $3.3 million.  The overall annualized investment yields were 4.2% (approximately 4.3%, on a tax advantaged basis) in the first nine months of both 2012 and 2011. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due the transfer of $143.5 million of assets related to the coinsurance treaty in the fourth quarter of 2011.  The annualized investment yields on bonds, equities and short-term investments were 3.9% and 4.2% in the first nine months of 2012 and 2011, respectively. IHC has approximately $185.1 million in highly rated shorter duration securities earning on average 1.8%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $4.0 million in 2012 compared to $2.6 million in 2011. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

For the nine months ended September 30, 2012 and 2011, the Company recorded $.7 million and $.6 million, respectively, of other-than-temporary impairment losses, pre-tax. Other-than-temporary impairment losses in both 2012 and 2011 consist of credit losses resulting from expected cash flows of debt securities that are less than their amortized cost.

Fee Income and Other Income

Fee income decreased $1.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily as a result of increased retentions and therefore an increase in the elimination of intercompany fee income.

Total other income decreased $1.0 million in the nine months ended September 30, 2012 to $3.6 million from $4.6 million in the nine months ended September 30, 2011.

Insurance Benefits, Claims and Reserves

In the first nine months of 2012, insurance, benefits, claims and reserves decreased $2.6 million over the comparable period in 2011. The decrease is primarily attributable to: (i) a $5.8 million decrease in the Group disability, life, annuities and DBL segment as a result of lower production coupled with lower loss ratios in the LTD line and the transfer of certain annuity contracts in the fourth quarter of 2011; (ii) a $3.2 million decrease in the Individual life, annuity and other segment primarily resulting from the transfer of certain group annuity contracts in the fourth quarter of 2011 and decreased premium volume from other lines in run-off; and (iii) a decrease of $.5 million in the Fully Insured Health segment, principally due to the decrease in premiums on the short term medical, major medical business for groups and individuals, limited medical and dental lines of business, slightly offset by increases due to premium volume on the new pet line of business; and (iv) partially offset by an increase of $6.9 million in the Medical Stop-Loss segment as a result of improved loss ratios offset by an increase in premium volume by Risk Solutions.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.5 million primarily as a result of the write-off, in the fourth quarter of 2011, of certain deferred acquisition costs in connection with a coinsurance agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.7 million. The decrease is primarily due to: (i) a $.7 million decrease in commissions and other general expenses in the Medical Stop-Loss segment due to increased retentions partially offset by increases in expenses due to volume as a result of increased production; and (ii) a $2.5 million decrease in the Fully Insured Health segment largely due to decreased volume of business in the short term medical,  major medical business for groups and individuals, limited medical and dental lines of business in 2012; partially offset by (iii) an increase of $1.7 million in corporate overhead expenses due to employee, option, SAR and benefit related expenses.

Income Taxes

The effective tax rate for the nine months ended September 30, 2012 was 32.6%. In 2011, IHC eliminated $2.3 million of previously recorded deferred income taxes due to management’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner.  Excluding this transaction, the effective tax rate for the nine months ended September 30, 2011 was 28.2%. The lower effective tax rate in 2011 was due to a higher benefit from tax advantaged securities as a percentage of income in 2011.

 LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The insurance group declared and paid $6.5 million and $2.0 million of cash dividends to Corporate in the first nine months of 2012 and 2011, respectively.

Cash Flows

The Company had $14.6 million and $18.2 million of cash and cash equivalents as of September 30, 2012 and December 31, 2011, respectively.

In February 2012, Standard Security Life transferred $143.5 million cash to an unaffiliated reinsurer in connection with a coinsurance agreement, representing a significant portion of the $130.4 million decrease in cash from operating activities. Cash provided by investing activities of $128.6 million consists primarily of proceeds from the net sales of investments in preparation for such transfer of funds.

The Company has $456.7 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2012, cash received from the maturities and other repayments of fixed maturities was $53.0 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $124.8 million at September 30, 2012 compared to $119.7 million at December 31, 2011. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2012.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	September 30,	December 31,
	2012	2011

Medical Stop-Loss	$54,393	$58,741
Fully Insured Health	37,717	32,508
Group Disability	92,213	93,278
Individual A&H and Other	7,577	8,460

	$191,900	$192,987

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

The $18.6 million increase in IHC’s stockholders' equity in the first nine months of 2012 is primarily due to $11.4 million of net income and $8.8 million of other comprehensive income, partially offset by $1.1 million of treasury share purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $2.0 million at September 30, 2012, approximately 98.2% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2012, approximately 1.8% (or $13.6 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any non-performing fixed maturities at September 30, 2012.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the nine months ended September 30, 2012 and 2011, the Company recorded $.7 million and $.6 million of losses for other-than-temporary impairments in earnings. The Company also recognized $.3 million and $.2 million of other-than-temporary impairments in other comprehensive income for the nine months ended September 30, 2012 and 2011, respectively. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2012 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$7	$-	$68	$415	$490

The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2012. In 2012, the Company experienced an increase in net unrealized gains of $16.1 million which was offset by $4.4 million of deferred taxes and $2.9 million of deferred policy acquisition costs. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2012, is not materially different from that reported in the schedule of such obligations at December 31, 2011 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

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

The Company remained highly liquid in 2012 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $185.1 million in highly rated shorter maturity securities earning on average 1.8%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In the fourth quarter of 2011, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer effective January 26, 2012 and transferred approximately $143.5 million of group annuity reserves in the first quarter of 2012.

At September 30, 2012, IHC owned approximately 78.6% of the outstanding common stock of AMIC.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the implementation of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010, and its subsequent interpretations by state and federal regulators. The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers. We have begun a comprehensive review of all the options for IHC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law may make exceptions for carriers, such as ours, that have a minimal presence in any one state. Additional regulations that have not yet been released may require IHC to pursue different strategies for a portion of tis fully insured business. “Non-essential” lines of business and Medical Stop-Loss have been impacted by health care reform minimally or not at all.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2012 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2011 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. There were no share repurchases during the third quarter of 2012. As of September 30, 2012, there were 97,926 shares still authorized to be repurchased under the plan.

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

32.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS

XBRL Instance Document.

101.SCH

XBRL Taxonomy Extension Schema Document.

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB

XBRL Taxonomy Extension Label Linkbase Document.

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By:

/s/Roy T. K. Thung

Date:

November 8, 2012

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

November 8, 2012

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer