Form 10-K
period 2012-12-31
INDEPENDENCE HOLDING CO
filed 2013-03-15
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 COMMISSION FILE NUMBER 0-10306

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

Large accelerated filer __

   Accelerated filer  X     Non-accelerated filer          Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2012 was $77,470,000.

17,913,966 shares of common stock were outstanding as of March 6, 2013.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2012 annual meeting of stockholders to be held in June 2013 are incorporated by reference in response to Part III of this Report.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Independence Holding Company is a Delaware corporation (NYSE: IHC) that was formed in 1980.  We are a holding company principally engaged in the life and health insurance business with principal executive offices located at 96 Cummings Point Road, Stamford, Connecticut 06902. At December 31, 2012, we owned a 78.6% controlling interest in American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company ("Independence American"), IHC Risk Solutions LLC (“Risk Solutions”), IHC Specialty Benefits, Inc. (“Specialty Benefits”), and controlling interests in two agencies.

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

IHC provides specialized life and health coverage and related services to commercial customers and individuals.  We focus on niche products and/or narrowly defined distribution channels primarily in the United States.  Our wholly owned insurance company subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") market their products through independent and affiliated brokers, producers and agents.  Independence American also distributes through these sources as well as to consumers through a dedicated controlled distribution company and through company-owned web sites.

Madison National Life, Standard Security Life and Independence American are sometimes collectively referred to as the "Insurance Group." IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or "IHC", or are implicit in the terms "we", "us" and "our".

In 2013 IHC will retain the vast majority of the risk that it underwrites, and will focus on the following lines of business:

•

Medical excess (or "stop-loss")

•

Multiple fully insured health lines, including pet insurance

•

Group disability and life

•

Individual life, primarily through block acquisitions

Standard Security Life, Madison National Life and Independence American are each rated A- (Excellent) by A.M. Best Company, Inc. ("Best"). Standard Security Life is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life is domiciled in Wisconsin, licensed to sell insurance products in 49 states, the District of Columbia, the Virgin Islands and Guam, and is an accredited reinsurer in New York. Independence American is domiciled in Delaware and licensed to sell insurance products in all 50 states and the District of Columbia. We have been informed by Best that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold any of our securities.

Our administrative companies underwrite market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions or profit slides. During 2012, our principal administrative companies were: (i) IHC Health Solutions Inc. (“Health Solutions”), a full-service marketing, management and administrative services company that operates in the individual and small employer markets; (ii) IHC Risk Solutions LLC (“Risk Solutions”), a full-service direct writer of medical stop-loss insurance for self-insured employer groups in the middle to larger employer markets; and (iii) Specialty Benefits, a program management and distribution company that focuses on individual and consumer products; (iv) Actuarial Management Corporation, an actuarial consulting firm providing product development and valuation services for IHC’s fully insured health segment.

In addition, AMIC owns controlling interests in IPA Family, LLC ("IPA") and Healthinsurance.org LLC. IPA is a national, career agent marketing organization. Healthinsurance.org LLC is an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance, including in 2012 those over age 65.  Our general agencies earn commissions for selling life and health insurance products underwritten by IHC’s owned and affiliated insurance companies and also by unaffiliated carriers.

For information pertaining to the Company's business segments, reference is made to Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Our Philosophy

Our business strategy consists of maximizing underwriting profits through a variety of niche life and health insurance products and through distribution channels that enable us to access specialized or underserved markets in which we believe we have a competitive advantage.  Historically, our carriers have focused on establishing preferred relationships with producers who seek an alternative to larger, more bureaucratic health insurers, and on providing these producers with personalized service, competitive compensation and a broad array of products.  A growing portion of our business comes from direct-to-consumer initiatives.  While our management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions. We seek relationships that will generate fee income and profit commissions for our administrative companies as well as risk income for our insurance carriers thereby permitting us to leverage IHC's vertically integrated organizational structure.

As a result of our increased control of distribution through corporate acquisitions, we have strengthened our ability to respond to market cycles in the health insurance sector by deploying our insurance underwriting activity across a larger number of business lines.  In recent years, we have emphasized writing stop-loss business through Risk Solutions and only a few select managing general underwriters (“MGUs”) with whom we have done business for many years, including TRU Services, LLC (“TRU”), in which we have an equity interest.  This has allowed us to be more selective in order to achieve better stop-loss underwriting results by terminating all under-performing non-owned programs.  While a substantial portion of our book of business is with smaller self-funded groups, we have recently focused on developing stop-loss solutions for plans with 100 or fewer employees. These plans are increasingly looking for affordable health-financing alternatives as a result of federal health care reform.

As a result of the reorganization of Risk Solutions and an expansion in the demand for stop-loss insurance generally, we have seen an increase in our gross written stop-loss premiums. Net premiums have benefitted from this growth and higher retention. Our gross written fully insured health premiums have increased, but our net premiums have remained relatively flat. We have experienced decreases in administrative costs as a percentage of premiums in both our Fully Insured Health and Stop-Loss segments resulting from the consolidation and efficiency initiatives implemented in the last several years.

DISTRIBUTION

Medical Stop-Loss

Standard Security Life, Madison National Life and Independence American write approximately 75% of their medical stop-loss business through Risk Solutions and TRU with the balance written through three independent MGUs. Standard Security Life is the primary carrier for our employer medical stop-loss products although, in 2012, we also write business for Madison National Life, Independence American and for unaffiliated carriers. During 2012, IHC owned two managing general underwriters, Majestic Underwriters LLC ("Majestic") and Alliance Underwriters, LLC, which transferred their stop-loss blocks and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.  They are responsible for underwriting accounts in accordance with guidelines formulated and approved by us, billing and collecting premiums, paying commissions to agents, third party administrators and/or brokers, and processing claims. With respect to those select MGUs with which we do business, we establish underwriting guidelines, maintain approved policy forms and oversee claims for reimbursement, as well as  appropriate accounting procedures and reserves. In order to accomplish this, we audit the MGUs' underwriting, claims and policy issuance practices to assure compliance with our guidelines, provide the MGUs with access to our medical management and cost containment expertise, and review cases that require referral based on our underwriting guidelines. MGUs are non-salaried contractors that receive fee income, generally a percentage of gross premiums produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Fully Insured Health

The Fully Insured Health Segment includes the following lines of business (major medical health plans for small groups, individuals and families, dental/vision, short-term medical ("STM"), limited medical, pet insurance, and supplemental benefits, such as accident and critical illness plans) that are sold in the majority of states through multiple and varied distribution strategies.  The largest line of business in this segment continues to be major medical for small employer groups (defined as employers with between two and fifty employees). The majority of our business in this segment is written (i) directly to agents through the Health Solutions telesales unit, (ii) through private-label arrangements managed by Health Solutions with non-affiliated third party administrators, (iii) through AMIC's captive agency relationships, and (iv) direct to consumers. We also market through general agents, agents and brokers.

The Fully Insured Health Segment is comprised of two major categories: (i) major medical essential health benefits (“EHB”) coverage (comprised of small-group major medical, major medical health plans for individuals and families and small amount of large-group major medical) and (ii) non-EHB or supplemental benefits (including dental/vision, short-term medical, limited medical, pet insurance, critical illness, hospital indemnity, accident medical and non-subscriber occupational accident). Health Solutions performs marketing, sales, underwriting and administrative functions on the majority of our Fully Insured Health business.  In addition, our carriers write a significant amount of Fully Insured Health business which is distributed and/or administered by independent third party administrators. In 2012 we formed Specialty Benefits to accelerate our growth into non-EHB or specialty lines of business by entering into several strategic relationships, most notably with a leading provider of pet insurance. We have also established a relationship with a leading provider of international health, life and disability plans for specialized niche markets, and invested in a joint venture to acquire third party administrators of non-subscriber occupational accident coverage in Texas.

The Fully Insured Health Segment has approximately 325 salaried employees performing all aspects of underwriting, risk selection and pricing, policy administration and management of fully insured group and individual health insurance on behalf of IHC and other carriers, and management of approximately $224 million of gross individual and group health premiums for multiple insurers.

The agents and brokers who produce the Fully Insured Health business are non-salaried contractors who receive commissions.

Other Products

Our other products are primarily distributed by general agents, agents and brokers. The short-term statutory disability benefit product in New York State ("DBL") is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets. Madison National Life also reinsures and will begin writing life, disability and health products serving the needs of expatriates, third-country nationals and local nationals.

Madison National Life sells a whole-life product with an annuity rider to military personnel and civil service employees.  Its subsidiary, IHC Financial Group, Inc. (“IHC Financial Group”), recruits agents to sell life and annuity products to state and federal employees. Since these products are currently not available through IHC’s carriers, IHC Financial Group has contracted with highly rated insurance companies to sell their life and annuity products to these individuals. The income for IHC Financial Group is derived completely from commissions on the sale of the products of these other companies. The agents and brokers who produce this business are non-salaried contractors who receive commissions.  We earned approximately $0.7 million of revenue in 2012 and we anticipate increased growth as we continue to recruit new agents.  We wrote about $6.5 million of annualized premiums from our whole-life and annuity products in 2012 and expect to write about $8.0 million of annualized premium in 2013. Madison National Life expects to write about $3.7 million of annualized final expense whole life premium in 2013.

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

IHC experienced an increase in premiums in the Medical Stop-Loss line of business in 2012 primarily from the marketing efforts of Risk Solutions.  We expect this trend to continue throughout 2013.

Fully Insured Health Products

This line of business has two major categories: (i) Major Medical Essential Health Benefit (“EHB”) coverage, which had approximately $131 million of gross premiums in 2012 and (ii) ancillary non-EHB plans, which had approximately $93 million of gross premiums in 2012.  Both categories are expected to grow in 2013, but the EHB category may shrink in 2014 and beyond as a result of the Patient Protection and Affordable Care Act, as amended (“ACA”).

Major Medical Essential Health Benefit Coverages

This category is primarily comprised of group major medical insurance and major medical plans for individuals and families.  Both products include consumer driven health plan (“CDHP”) products and are approved and currently sold in the majority of states.

 Group major medical is sold primarily to small employers (two to 50 covered lives) in the majority of states. It is fully insured major medical coverage that is principally designed to work with health reimbursement accounts and health savings accounts which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment. CDHPs are designed to provide participants with economic incentives to be informed consumers of healthcare. In addition to small group, the Company offers a unique group medical plan to employers (small and large) who are contractors working on government-funded projects under the Davis-Bacon and Service Contract Acts (the “Acts"), much of which is associated with current and future U.S. infrastructure improvements. This plan helps contractors meet the provisions of a "bona fide" fringe benefit for their hourly workers as required in the Acts. The Company experienced a significant increase in gross premiums in 2012 due to an improvement in the underwriting process at Health Solutions, and certain competitors decreasing their product availability, or in some instances leaving the market altogether, in response to the ACA. The company is expecting to continue growth into 2013, primarily through the addition of new programs and distributors.

The Company markets major medical plans for individuals and families that include CDHP products which are approved in the majority of states.    This line of business grew slightly in 2012, and it is anticipated that there will be some contraction in premium in 2013 due to the decrease in the number of states in which we market as a result of the ACA.

Supplemental or Non-EHB Products

This category is primarily comprised of dental/vision, STM, non-EHB supplemental plans for groups, individuals and families, and pet insurance. These are sold through multiple distribution strategies.

IHC sells group and individual dental products in all 50 states. We administer the majority of IHC's dental business and are also the primary distribution source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups. Employer plans are offered on both employer paid and voluntary bases.  As part of the distribution of our dental products, we also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials.  Standard Security Life writes vision policies in the State of New York on behalf of national vision providers.  IHC does not control the distribution or underwriting of the NY vision product, and therefore it does not retain its normal share of the risk and does not earn administrative fee income, other than the carrier fee. Gross dental premiums declined in 2012 due to pricing action taken to stabilize the underwriting results of the block.  We expect the dental business to grow in 2013 as a result of new distribution relationships, new product offerings and possible block acquisitions.  We anticipate a reduction in our vision business in New York.

IHC sells short-term medical products in the majority of states. STM is designed specifically for people with temporary needs for health coverage. Typically, STM products are written for a defined duration of twelve months or less. Among the typical purchasers of STM products are self-employed professionals, recent college graduates, persons between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time less than 365 days.  IHC’s gross premium declined in this line of business in 2012 due to the termination of several non-owned distributors, however, during this period underwriting profits increased significantly. We anticipate modest growth in this line of business in 2013 in part due to increased demand for coverage that lasts until the guarantee issue provisions of the ACA begin in 2014, and new direct-to-consumer relationships.

The Company began to market supplemental products to individuals and families in 2010. These lines of business are generally used as either a supplement to a major medical plan or in lieu of major medical coverage for persons that do not qualify for or choose not to purchase such coverage. The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits.

The product lines included in this supplemental grouping are hospital indemnity plans (HIP), limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance. These products, which are available in most states, are not directly impacted by the ACA and are available through multiple distribution sources including Company owned direct-to-consumer websites and captive agents, general agents and on-line agencies.

IHC has medical benefit plans for employers who choose to offer non-EHB coverage to their employees. We offer a limited medical policy that offers affordable health coverage to hourly, part-time and/or seasonal employees, which is approved in a majority of states. Limited medical plans are a low cost alternative to major medical insurance that permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.  In 2012, the Company recorded an increase in gross premiums and projects continued growth in 2013 as employers use these products to create a benefit package to attract and retain part-time employees.

In 2012, the Company began marketing self-funded medical plans for employers between 10 and 50 employees. These plans, which are currently marketed in a limited number of states, appeal to employers that wish to participate in cost savings and wellness initiatives that will lower their claims costs.  We expect that sales of the small group self-funded plans will grow in 2013 as we increase distribution and make the product available in additional states.

In 2012, the Company recorded about $3.3 million of earned pet insurance premiums. In 2013, it is expected that we will record about $17.0 million of earned pet insurance premiums through a national managing general underwriter with which the Company has a long-term agreement, and which is partially owned by the Company.

IHC entered into a reinsurance relationship with a leading producer of ex-patriot business, effective January 1, 2012, which provides employee benefit insurance, including medical, life, and disability, to ex-patriot employees of companies based in the United States.   IHC, through its insurance subsidiaries, reinsures 15% of the risk on a quota share basis, or approximately $4.9 million of earned premium in 2012.  In addition, IHC has begun to file these policies in the United States on its carriers' paper for employers that wish to purchase a domestic policy to cover their employees.  IHC expects growth in both insurance and reinsurance premiums in this line of business in 2013.

Group Disability; Life, Annuities and DBL

Group Long-Term and Short-Term Disability

The Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 40% and 90% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Benefit payments are reduced by social security, workers compensation, pension benefits and other income replacement payments. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until the earlier of:  recovery from disability, eligibility for long-term disability benefits or the end of the STD benefit period.   The Company experienced a decrease in sales to school districts and municipalities in 2012 as compared to 2011. We expect a slight increase in premiums in 2013.

New York Short-Term Disability (DBL)

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  Standard Security Life's DBL premiums increased in 2012 due to increased marketing and expansion of sales through a new sales representative. The Company anticipates significant premium growth in 2013 due to continued marketing efforts and a major competitor exiting the market.

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

The Company markets a whole life product commonly referred to as a final expense life policy. This whole life product is sold to people in the 50 to 85 years old range. The face amounts can range from $2,500 to $50,000. We are currently averaging about $13,500 per policy.

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

Other than the following two blocks, the Company did not acquire any significant policy blocks in the last five years.

 During 2010, Madison National Life acquired a block of life insurance policies with approximately $1.6 million of life reserves.

During 2008, Madison National Life acquired a block of life insurance policies with approximately $64.4 million of life reserves. The block consists of approximately $32.2 million of older, traditional life reserves and $32.2 million of annuity reserves.

The Company does not anticipate acquiring any significant blocks in 2013.

REINSURANCE AND POLICY RETENTION LIMITS

The Company's average retention of gross and assumed Medical Stop-Loss exposure was 83% in 2012, up from 78% in 2011, and 75% in 2010.

In 2012, IHC retained approximately 63% of gross and assumed Fully Insured Health exposure, compared to approximately 68% in 2011. Retentions on other lines of business remained relatively constant in 2011. The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

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

Maximum net retention limits for Standard Security Life are: (i) $210,000 per life on individual life and corresponding disability waiver of premium; (ii) no retention on accidental death benefits provided by rider to individual life policies; (iii) up to $1,250,000 on any one medical stop-loss claim; (iv) $5,000 of monthly benefits on disability income policies; and (v) up to $1,250,000 for fully insured medical in a calendar year.  Standard Security Life also maintains catastrophe reinsurance in order to protect against particularly adverse mortality which might occur with respect to its overall life business. Maximum net monthly retention limits on any one life for Madison National Life are: (i) $8,600 per month on group long-term disability insurance; (ii) $1,500 per week on group short-term disability insurance; (iii) $150,000 per individual on group term life, accidental death benefits, including supplemental life and accidental death and dismemberment; (iv) $125,000 on substandard ordinary life, group family life and individual ordinary life; (v) up to $1,250,000 on any one medical stop-loss claim; (vi) individual monthly benefits from 1,000 to $2,500 depending on recipient age and length of benefit period for individual accident and health insurance; and (vii) up to $1,250,000 for fully insured medical in a calendar year. Maximum net retention limits for Independence American are: (i) up to $1,250,000 on any one medical stop-loss claim; and (ii) up to $1,250,000 for fully insured medical in a calendar year.

Effective April 1, 2009, Madison National Life entered into a reinsurance treaty with an unaffiliated reinsurer to cede $48.8 million of life reserves.

Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer effective January 26, 2012 and transferred approximately $143 million of group annuity reserves in the first quarter of 2012.

The following reinsurers represent approximately 84% of the total ceded premium for the year ended December 31, 2012:

Munich Reinsurance America, Inc.	31%
RGA Reinsurance Company	20%
Fidelity Security Life Insurance Company	18%
National Insurance Company of Wisconsin, Inc.	5%
American Fidelity Assurance Company	5%
Gerber Life Insurance Company	5%

84%

The Insurance Group remains liable with respect to the insurance in-force which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2012 and 2011, the Insurance Group's ceded reinsurance in-force was $6.0 billion and $6.2 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 20 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

The Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2012, approximately 98.1% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in other comprehensive income or loss:

	2012	2011	2010
	(In thousands)

Consolidated Statements of Operations
Net investment income	$33,356	$39,788	$41,801
Net realized investment gains	5,099	8,670	4,646
Other-than-temporary impairments in earnings	(704)	(1,523)	(3,819)

Consolidated Statements of Comprehensive Income
Net unrealized gains on available-for-sale securities	10,827	11,345	12,309

Total pre-tax investment performance	$48,578	$58,280	$54,937

The above net unrealized gains on available-for-sale securities recognized through other comprehensive income, represent the net change in unrealized gains and losses on available-for-sale securities arising during the year, including any other-than-temporary impairments recognized in other comprehensive income, prior to deferred income taxes and noncontrolling interests.  The Company does not have any non-performing fixed maturity investments at December 31, 2012.

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

Risk-based capital requirements are imposed on life and property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  The risk-based capital ratios for each of Standard Security Life, Madison National Life and Independence American exceed such minimum ratios.

DISCONTINUED OPERATIONS

Effective December 31, 2007, the Company sold its credit life and disability segment by entering into a 100% coinsurance agreement with an unaffiliated insurer. The Company recorded a loss from discontinued operations of  $0.3 million for the year ended December 31, 2010, net of taxes, representing expenses and changes in claims and reserves related to the insurance liabilities for claims incurred prior to the aforementioned sale. No income (loss) from discontinued operations was recorded during the years ended December 31, 2012 or 2011.

EMPLOYEES

At December 31, 2012, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 580 employees.

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

In particular, at December 31, 2012, fixed maturities represented $719.6 million or 88.7% of our total investments of $811.4 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although, at December 31, 2012, approximately 98.1% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $50.3 million of our $1.3 billion in total assets as of December 31, 2012. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

If rating agencies downgrade our insurance companies, our results of operations and competitive position in the industry may suffer.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Standard Security Life, Madison National Life and Independence American are all rated "A-" (Excellent) by A.M. Best Company, Inc.  Best's ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors.  The ratings of our carriers are subject to periodic review by Best.  If Best reduces the ratings of any of our carriers from current levels, our business would be adversely affected.

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

Our agreements with our producers that underwrite on our behalf require that each such producer follow underwriting guidelines published by us and amended from time to time.  Failure to follow these guidelines may result in termination or modification of the agreement. We perform periodic audits to confirm adherence to the guidelines, but it is possible that we would not detect a breach in the guidelines for some time after the infraction, which could result in a material impact on the Net Loss Ratio (defined as insurance benefits, claims and reserves divided by the difference between premiums earned and underwriting expenses) for that producer and could have an adverse impact on our operating results.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010 by President Obama, created a Federal Insurance Office. While the office will not directly regulate domestic insurance business, it will monitor all aspects of the insurance industry, including identifying gaps in the regulation of insurers that could contribute to a crisis in the insurance industry and/or the U.S. economy.  Further, the Dodd-Frank Act authorizes the office to make recommendations that certain insurers be subject to more stringent regulation, and conduct a study on how to modernize and improve the system of insurance regulation in the United States.  The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”).  While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulations promulgated by the CFPB may extend its authority more broadly to cover certain insurance products and thereby may adversely affect our results of operations. Additionally, federal legislation and administrative policies in other areas can significantly and adversely affect insurance companies, including general financial services regulation, securities regulation, privacy regulation, tort reform legislation, and taxation.

We are uncertain as to the impact that this new legislation and regulatory guidance will have on the Company and cannot assure that it will not adversely affect our financial condition and results of operations.  In addition, compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business.

Federal healthcare reform may adversely affect our business, cash flows, financial condition and results of operations.

Although health insurance is generally regulated at the state level, recent legislative actions were taken at the federal levels that impose added restrictions on our business.  The ACA was signed into law by President Obama in March 2010.  Provisions of the ACA and related reforms have and will become effective at various dates over the next several years and will make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry.  Although we cannot predict or quantify the precise effects of the ACA on our business, the effects on our Company will include, in particular, a requirement that we pay rebates to customers if the loss ratios for some of our products lines are less than specified percentages; the need to reduce commissions and the consequent risk that insurance producers may sell less of our products than they have in the past; limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion; limits on our ability to rescind coverage except for intentional fraud; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates; significant risk of customer loss; new and higher taxes and fees to generate the revenues to implement the ACA; and the need to operate with a lower expense structure at both the business segment and enterprise level.

The consequences of these significant coverage expansions on the sales of our products are unknown and speculative at this point.  A number of state governors have strenuously opposed certain of the ACA’s provisions, such as the establishment of state-run exchanges, and initiated lawsuits that are pending final adjudication in several jurisdictions.  At this time, it remains unclear whether there will be any changes made to the ACA. We expect that the ACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products.  Furthermore, if the state-run exchanges mandated by the ACA are established in every state, and if the Company elects not to make its products available inside such exchanges, our revenues could be materially and adversely affected.

We will continue to monitor the implementation of ACA and reassess our business strategies accordingly.  We have made, and are continuing to make, significant changes to our operations, products and strategy to adapt to the new environment.  However, if our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our products in the new environment, our results could be adversely affected.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended liability for claims and coverage may emerge. These changing conditions may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for a significant period after a contract is issued, and our financial position and results of operations may be materially adversely affected.

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

•

New mandated benefits or other regulatory changes that change the scope of business or increase our costs; and

•

Failure of MGUs, agents, third-party administrators and producers to adhere to the underwriting guidelines, market-conduct practices and other requirements (as applicable) under their agreements with us.

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

	HIGH	LOW
QUARTER ENDED:
December 31, 2012	$10.31	$7.55
September 30, 2012	10.50	9.04
June 30, 2012	10.79	8.24
March 31, 2012	10.68	7.44

QUARTER ENDED:
December 31, 2011	$8.27	$6.19
September 30, 2011	10.09	6.19
June 30, 2011	9.90	6.82
March 31, 2011	7.99	6.91

IHC's stock price closed at $9.52 on December 31, 2012.

Holders of Record

At March 6, 2013 the number of record holders of IHC's common stock was 2,016. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

Dividends

IHC declared a cash dividend of $.035 per share on its common stock on each of May 22, 2012 and November 19, 2012 for a total annual dividend of $.07 per share.

IHC declared a cash dividend of $.0227 per share on its common stock on each of June 24, 2011 and December 27, 2011 for a total annual dividend of $.045 per share.

IHC declared a cash dividend of $.0227 per share on its common stock on each of June 24, 2010 and December 28, 2010 for a total annual dividend of $.045 per share.

Private Placements

In 2011, IHC acquired an aggregate 900,325 shares of AMIC common stock from noncontrolling interests in exchange for the issuance of an aggregate 660,240 shares of IHC’s common stock in various private placements of unregistered securities under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, the shares are "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 550,000 shares of IHC's common stock, inclusive of prior authorizations, under the 1991 plan. As of December 31, 2012, 99,297 shares were still authorized to be repurchased under the plan. Share repurchases during the fourth quarter of 2012 are summarized as follows:

2012
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

October	-	$-	113,673
November	-	$-	113,673
December	14,376	$9.46	99,297

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P SmallCap Life & Health Insurance index.  The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2007. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Independence Holding Company, the Russell 2000 Index,
and S&P SmallCap Life & Health Insurance

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Independence Holding Company
Russell 2000
S&P SmallCap Life & Health Insurance

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Russell Investment Group. All rights reserved.

ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

	Year Ended December 31,

	2012	2011	2010	2009	2008
Income Data:
Total revenues	$428,061	$417,996	$435,368	$354,838	$353,687
Income (loss) from continuing
operations	22,611	14,766	23,669	(7,433)	(24,578)
Balance Sheet Data:
Total investments	811,356	932,945	919,727	831,081	761,093
Total assets	1,262,308	1,358,859	1,361,792	1,304,476	1,273,894
Insurance liabilities	793,628	927,746	920,581	927,212	951,590
Debt and junior subordinated
debt securities	46,146	48,146	45,646	47,146	48,146
IHC stockholders' equity	285,684	261,077	230,628	202,967	162,702
Per Share Data:
Cash dividends declared per
common share	.07	.045	.045	.045	.045
Basic income (loss) per common share
from continuing operations	1.09	.74	1.31	(.44)	(1.45)
Diluted income (loss) per common
share from continuing operations	1.09	.74	1.31	(.44)	(1.45)
Book value per common share	15.93	14.46	13.76	11.96	9.60

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc., IHC Specialty Benefits, Inc. and Actuarial Management Corporation.  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life.

IHC’s health insurance products serve niche sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical Stop-Loss is marketed to large employer groups that self-insure their medical risks; in 2012 the Company’s average case size was 250 covered employee lives. This niche is expected to grow as result of federal health care reform. The small-group major medical product is purchased by employers with between two and 50 covered lives.  With regard to those persons in the growing individual market, IHC’s products offer major medical coverage for individuals and families and persons with short-term medical needs, and limited medical and scheduled benefit plans through select distribution partners.  Beginning in 2012, Independence American entered the pet insurance market through a national distributor with a long history in this niche. Standard Security Life’s limited medical product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan.  Madison National Life and Independence American offer limited and scheduled benefit plans primarily to uninsured consumers. The dental and vision products are marketed to large and small groups as well as individuals. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities.

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

The following is a summary of key performance information and events:

The results of operations for the years ended December 31, 2012, 2011 and 2010, are summarized as follows (in thousands):

	2012	2011	2010

Revenues	$428,061	$417,996	$435,368
Expenses	403,447	399,498	399,116

Income from continuing operations before income taxes	24,614	18,498	36,252
Income taxes	2,003	3,732	12,583

Income from continuing operations	22,611	14,766	23,669

Discontinued operations:
Loss from discontinued operations	-	-	(256)

Net income	22,611	14,766	23,413
Less income from noncontrolling interests in subsidiaries	(2,950)	(1,763)	(1,676)

Net income attributable to IHC	$19,661	$13,003	$21,737

•

Declared a special 10% stock dividend to IHC shareholders of record on February 17, 2012 with a distribution date of March 5, 2012. As a result, IHC issued 1.6 million shares of its common stock, net of treasury shares, with a fair value of $15.8 million and paid cash in-lieu of fractional shares. All references to number of common shares and earnings per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure;

•

Income from continuing operations of $1.09 per share, diluted, for the year ended December 31, 2012, compared to $.74 per share, diluted, for the year ended December 31, 2011.  Net income for 2010 includes a $16.7 million after-tax gain on the bargain purchase of AMIC;

•

Consolidated investment yield (on an annualized basis) of 4.1% in 2012 compared to 4.3% in 2011;

•

Announced an increase to IHC’s annual dividend from $.045 to $.07 per share

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

•

Book value of $15.93 per common share, an increase of 10% from December 31, 2011.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income from continuing operations before taxes of $15.8 million and $9.0 million for the years ended December 31, 2012 and 2011, respectively. The increase is primarily due to increased volume and improved loss ratios in 2012;

o

Premiums earned increased $25.2 million for the year ended December 31, 2012 when compared to 2011. The increase in premiums earned is primarily due to increased volume and retention on business underwritten by Risk Solutions;

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Medical Stop-Loss segment is as follows (in thousands):

	2012	2011	2010

Premiums Earned	$139,724	$114,478	$121,156
Insurance Benefits, Claims & Reserves	90,406	75,490	89,968
Expenses	38,350	34,047	32,404

Loss Ratio(A)	64.7%	65.9%	74.3%
Expense Ratio (B)	27.4%	29.8%	26.7%
Combined Ratio (C)	92.1%	95.7%	101.0%

o

Loss ratios for the year ended December 31, 2012 decreased due to improved underwriting results in business produced by both Risk Solutions and by independent MGUs.

o

The expense ratio decreased for the year ended December 31, 2012 primarily due to a decrease in profit commission expense as a result of poor performance on certain business written through one program at AMIC.

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported $4.4 million of income from continuing operations before taxes for the year ended December 31, 2012 as compared to $7.7 million for the year ended December 31, 2011;

o

Premiums earned increased $0.2 million year ended December 31, 2012 over the comparable period in 2011. An increase in premiums during the year from the new pet insurance line of business at AMIC was offset by decreases in volume and retentions in certain other lines of the business;

o

Underwriting experience as indicated by its GAAP Combined Ratios, for the Fully Insured segment is as follows (in thousands):

	2012	2011	2010

Premiums Earned	$141,546	$141,322	$120,818
Insurance Benefits, Claims & Reserves	94,700	89,040	81,676
Expenses	43,639	44,535	35,192

Loss Ratio	66.9%	63.0%	67.6%
Expense Ratio	30.8%	31.5%	29.1%
Combined Ratio	97.7%	94.5%	96.7%

o

The increase in the loss ratio was primarily attributable to an increase in the claims experience on major medical business for groups and individuals not administered by Health Solutions and dental.

o

The underwriting expense ratio decreased primarily as a result of a decrease in general expenses.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $6.9 million for the year ended December 31, 2012 compared to 2011 primarily as a result of the write-off of deferred acquisition costs in connection with the sale of group annuity contracts in 2011, in addition to better loss ratios in the group term life line;

•

Income before taxes from the Individual life, annuities and other segment increased $0.5 million for the year ended December 31, 2012 compared to the prior year primarily due to new business written;

•

Income before taxes from the Corporate segment decreased $1.9 million for the year ended December 31, 2012 compared to the prior year primarily due to an increase in corporate expenses and a decrease in investment income due to the redemption of a partnership interest;

•

Net realized investment gains were $5.1 million for the year ended December 31, 2012 compared to $8.7 million in 2011. A significant portion of the net realized investment gains in 2011 resulted from sales of invested assets in anticipation of a transfer of assets in the first quarter of 2012 in accordance with the terms of a coinsurance agreement.

•

Other-than-temporary impairment losses recognized in earnings for the years ended December 31, 2012 and 2011 were $0.7 million and $1.5 million, respectively; and

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2012	2011	2010

Medical Stop-Loss	$168,596	$146,209	$161,530
Fully Insured Health	224,377	209,174	207,409
Group disability; life, annuities and DBL	90,935	94,688	102,986
Individual life, annuities and other	31,728	35,470	34,549

	$515,636	$485,541	$506,474

Net Premiums Earned:	2012	2011	2010

Medical Stop-Loss	$139,724	$114,478	$121,156
Fully Insured Health	141,546	141,322	120,818
Group disability; life, annuities and DBL	49,315	50,698	55,828
Individual life, annuities and other	25,482	29,916	28,344

	$356,067	$336,414	$326,146

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2012. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

Health

The Company believes that its recorded insurance reserves are reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted.

To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2012, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $3.2 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Operations.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Operations could also be affected, such as amortization of deferred acquisition costs and commission expense.

The Company’s health reserves by segment are as follows (in thousands):

	December 31, 2012
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$59,029	$-	$59,029
Fully Insured Health	40,747	-	40,747
Group Disability	76,109	11,062	87,171
Individual Accident and Health
and Other	7,278	255	7,533
	$183,163	$11,317	$194,480

	December 31, 2011
	Claim	Policy	Total Health
	Reserves	Claims	Reserves

Medical Stop-Loss	$58,741	$-	$58,741
Fully Insured Health	32,508	-	32,508
Group Disability	79,571	13,707	93,278
Individual Accident and Health
and Other	8,222	238	8,460
	$179,042	$13,945	$192,987

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2009, 2010 and 2011 underwriting years which deviated by 1.5, (1.3) and 0.8 Net Loss Ratio points, respectively. After the recorded reserve estimate, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2012 underwriting year at December 31, 2012. The impact of these reasonably likely changes at December 31, 2012, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $3.3 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2012 Consolidated Statement of Operations.

Major factors that affect the Projected Net Loss Ratio assumption in reserving for Medical Stop-Loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (iii) the adherence to the Company’s underwriting guidelines. Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio as discussed above.

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

Investments

The Company has classified all of its investments as either available-for-sale or trading securities. These investments are carried at fair value with unrealized gains and losses reported through other comprehensive income for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities. Fixed maturities and equity securities available-for-sale totaled $735.2 million and $880.4 million at December 31, 2012 and 2011, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments. Most of the securities in our portfolio are classified in either Level 1 or Level 2 of the Fair Value Hierarchy.

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

Goodwill and Other Intangible Assets

 Goodwill carrying amounts are evaluated for impairment, at least annually, at the reporting unit level which is equivalent to an operating segment. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense. No impairment charge for goodwill was required in 2012, 2011 or 2010.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment write-down of other intangible assets would be charged to expense. No impairment charges for intangible assets were required in 2012, 2011 or 2010.

At December 31, 2012, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2012.  The Company does not believe that an impairment of goodwill exists at this time.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Information by business segment for the year ended December 31, 2012 and 2011 is as follows:

				Benefits,	Amortization	Selling,
December 31,		Net	Fee and	Claims	of Deferred	General
2012	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$139,724	4,990	1,664	90,406	-	40,154	$15,818
Fully Insured	141,546	1,733	28,213	94,700	17	72,415	4,360
Group disability,
life, annuities
and DBL	49,315	2,618	116	27,663	-	15,779	8,607
Individual life,
annuities
and other	25,482	23,475	4,250	32,022	6,549	13,731	905
Corporate	-	540	-	-	-	7,920	(7,380)
Sub total	$356,067	$33,356	$34,243	$244,791	$6,566	$149,999	22,310

Net realized investment gains							5,099
Other-than-temporary impairment losses							(704)
Interest expense							(2,091)
Income from continuing operations before income taxes							24,614
Income taxes							2,003
Income from continuing operations							$22,611

				Benefits,	Amortization	Selling,
December 31,		Net	Fee and	Claims	of Deferred	General
2011	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$114,478	4,399	4,620	75,490	-	39,024	$8,983
Fully Insured	141,322	1,429	25,149	89,040	21	71,147	7,692
Group disability,
life, annuities
and DBL	50,698	9,495	183	37,946	5,099	15,598	1,733
Individual life,
annuities
and other	29,916	23,492	4,695	36,386	6,449	14,879	389
Corporate	-	973	-	-	-	6,454	(5,481)
Sub total	$336,414	$39,788	$34,647	$238,862	$11,569	$147,102	13,316

Net realized investment gains							8,670
Other-than-temporary impairment losses							(1,523)
Interest expense							(1,965)
Income from continuing operations before income taxes							18,498
Income taxes							3,732
Income from continuing operations							$14,766

Premiums Earned

In 2012, premiums earned increased $19.7 million over the comparable period of 2011. The increase is primarily due to: (i) an $25.2 million increase in the Medical Stop-Loss segment due to increased volume and retention of business in 2012; and (ii) a $0.2 million increase in the Fully Insured Health segment primarily as a result of premiums from the new pet and international lines of business, partially offset by decreased retentions and premium volume in the short term medical business, major medical business for groups and individuals, limited medical and dental lines of business; partially offset by (iii) a decrease of $4.4 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the transfer of certain annuity contracts in the fourth quarter of 2011and decreased premium volume from other lines in run-off; and (iv) a $1.4 million decrease in the Group disability, life, annuities and DBL segment primarily due to decreased premiums from the group term life and LTD lines due in part to reduced production sources, partially offset by premiums generated by a new line of international LTD and life business.

Net Investment Income

Total net investment income decreased $6.4 million.  The overall annualized investment yields were 4.1% and 4.3% (approximately 4.2% and 4.4%, on a tax advantaged basis) for 2012 and 2011, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $143.5 million of assets in the first quarter of 2012 related to a coinsurance treaty.  The annualized investment yields on bonds, equities and short-term investments were 3.8% and 4.1% in 2012 and 2011, respectively. IHC has approximately $197.5 million in highly rated shorter duration securities earning on average 1.6%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $5.1 million in 2012 compared to $8.7 million in 2011. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. A significant portion of the net realized investment gains in 2011 resulted from sales of invested assets in anticipation of a transfer of assets in the first quarter of 2012 in accordance with the terms of a coinsurance agreement.

For the year ended December 31, 2012 and 2011, the Company recorded $0.7 million and $1.5 million, respectively, of other-than-temporary impairment losses in earnings. The other-than-temporary impairment losses in 2012 consist of credit losses resulting from expected cash flows of debt securities that are less than their amortized cost. In 2011, other-than-temporary impairment losses recognized in earnings consist of $1.3 million of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost and $0.2 million of losses resulting from the Company’s intent to sell certain corporate debt securities prior to the recovery of their amortized cost bases.

Fee Income and Other Income

Fee income increased $0.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of the increased volume of gross business in certain lines of the Fully Insured Health segment offset by decreased fee income from the Medical Stop-Loss segment due to increased retentions.

Total other income decreased $1.0 million in the year ended December 31, 2012 to $5.0 million from $6.0 million in the year ended December 31, 2011 primarily due to business in run-off.

Insurance Benefits, Claims and Reserves

In 2012, insurance, benefits, claims and reserves increased $5.9 million over the comparable period in 2011. The decrease is primarily attributable to: (i) an increase of $14.9 million in the Medical Stop-Loss segment as a result of an increase in premium volume by Risk Solutions, offset by improved loss ratios; and (ii) an increase of $5.7 million in the Fully Insured Health segment, principally due to increases arising from the new pet and international lines of business offset by volume decreases in the short term medical and dental lines of business; partially offset by (iii) a $10.3 million decrease in the Group disability, life, annuities and DBL segment as a result of lower production coupled with lower loss ratios in the LTD line and the transfer of certain annuity contracts in the fourth quarter of 2011; (iv) a $4.4 million decrease in the Individual life, annuity and other segment primarily resulting from the transfer of certain group annuity contracts in the fourth quarter of 2011 and decreased premium volume from other lines in run-off.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in 2011 includes the write-off of $4.6 million of deferred acquisition costs that were recorded in connection with a coinsurance agreement. Excluding this write-off in 2011, amortization of deferred acquisition costs decreased $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.9 million. The increase is primarily due to: (i) a $1.2 million increase in commissions and other general expenses in the Medical Stop-Loss segment as a result of increased production; (ii) a $1.3 million increase in the Fully Insured Health segment largely due to commissions and other general expenses related to the new pet and international lines of business partially offset by decreases in expenses resulting from the decreased retentions and premium volume in the short term medical business, major medical business for groups and individuals, limited medical and dental lines of business; and (iii) an increase of $1.5 million in corporate overhead expenses due to employee, option, SAR and benefit related expenses; partially offset by (iv) a $1.1 million decrease in the individual life, annuities and other segment primarily a result of decreases in volume from the transfer of certain group annuity contracts in the fourth quarter of 2011 and decreased volume from other lines in run-off.

Income Taxes

In 2012, the Company recorded a $5.9 million credit to federal income taxes as a result of the reduction in AMIC’s valuation allowance related to its deferred tax asset at December 31, 2012. Excluding this transaction, the effective tax rate for the year ended December 31, 2012 was 32.1%. In 2011, IHC eliminated $2.3 million of previously recorded deferred income taxes due to management’s intention to adopt tax planning strategies to recover its investment in AMIC in a tax-free manner.  Excluding this transaction, the effective tax rate for the year ended December 31, 2011 was 32.4%. The lower effective tax rate in 2012 was due to a higher benefit from tax advantaged securities as a percentage of income in 2012.

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

Prior to obtaining control, IHC recorded its investment in AMIC using the equity method.  IHC recorded changes in its investment in AMIC in the “Equity income from AMIC” line in the Consolidated Statements of Operations.  Upon achieving control, on March 5, 2010, AMIC’s income and expense amounts became consolidated with IHC’s results. Accordingly, the individual line items on the Consolidated Statement of Operations for 2010 reflect approximately ten months of the operations of AMIC.

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

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $8.7 million in 2011 compared to $4.6 million in 2010. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments.  Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. A significant portion of the net realized investment gains in 2011 resulted from sales of invested assets in anticipation of a transfer of assets in the first quarter of 2012 in accordance with the terms of a coinsurance agreement at December 31, 2011. Net realized investment gains in 2010 were reduced by an additional loss of $3.3 million resulting from discussions in the fourth quarter of 2010 with the trustee in bankruptcy pertaining to the resolution of claims related to the non-affiliate broker-dealer that managed the trading accounts of the Company in 2008. The $3.3 million pre-tax loss consisted of: (i) the reversal of $0.5 million of anticipated SIPC recoveries initially recorded by a subsidiary of IHC; (ii) the reversal of $0.5 million of anticipated SIPC recoveries initially recorded by AMIC; and (iii) an additional $2.3 million of withdrawals by IHC and AMIC deemed subject to return. See Note 8 in the Notes to Consolidated Financial Statements included in the Item 8 of this report for more information about net realized investment gains and losses.

 For the year ended December 31, 2011 and 2010, the Company recorded $1.5 million and $3.8 million, respectively, of other-than-temporary impairment losses in earnings, pre-tax. In 2011, other-than-temporary impairment losses recognized in earnings consist of $1.3 million of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost and $0.2 million of losses resulting from the Company’s intent to sell certain corporate debt securities prior to the recovery of their amortized cost bases. In 2010, other-than-temporary impairment losses recognized in earnings consist of $3.1million of credit losses resulting from expected cash flows of debt securities that are less than the debt securities’ amortized cost and $0.7 million resulting from the Company’s intent to sell certain municipal debt securities prior to the recovery of their amortized cost bases.

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

Amortization of Deferred Acquisition Costs

On December 31, 2011, the Company wrote-off $4.6 million of deferred acquisition costs in connection with a coinsurance agreement that is effective in the first quarter of 2012. Excluding this write-off, amortization of deferred acquisition costs increased $0.8 million.

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

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. In the fourth quarter of 2011, the Insurance Group was reorganized such that Madison National Life and Standard Security Life became sister companies under a common Corporate parent company, whereas prior Standard Security Life was a wholly owned subsidiary of Madison National Life. The Insurance Group declared and paid $11,430,000, $2,000,000 and $3,450,000 of cash dividends to Corporate in 2012, 2011 and 2010, respectively.

In July 2012, the Company made a $2.0 million principal debt repayment in accordance with the terms of its amortizing term loan.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, common stock repurchases and debt repayment.

Cash Flows

As of December 31, 2012, the Company had $23.9 million of cash and cash equivalents compared with $18.2 million as of December 31, 2011.

The decrease in cash from operating activities of $115.4 million is primarily the result of $143.5 million cash that Standard Security Life transferred to an unaffiliated reinsurer in connection with a coinsurance agreement in February 2012, partially offset by net income of $22.6 million. Cash provided by investing activities of $122.9 million consists primarily of proceeds from the net sales of investments in preparation for such transfer of funds by Standard Security Life.

The Company has $460.7 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the year ended December 31, 2012, cash received from the maturities and other repayments of fixed maturities was $74.4 million.

Financing activities for the year ended December 31, 2012 used $1.8 million, primarily consisting of dividends paid, the repayment of debt and repurchases of common stock, net of proceeds from investment-type insurance contracts.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments decreased $121.6 million during the year ended December 31, 2012 largely due to net sales of investments in the first quarter of 2012 in connection with the transfer of $143.5 cash in connection with a coinsurance agreement, partially offset by $13.8 million in pre-tax unrealized gains on available-for-sale securities.

The Company had net receivables from reinsurers of $118.7 million at December 31, 2012. All of such reinsurance receivables are either due from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2012.

The Company made a $2.0 million principal debt repayment in July 2012 in accordance the terms of its amortizing term loan.

The $24.6 million increase in IHC’s stockholders' equity in 2012 is primarily due to $19.7 million of net income attributable to IHC and $7.2 million of other comprehensive income, partially offset by $1.3 million of treasury share purchases and $1.3 million of cash declared.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $2.5 million at December 31, 2012, approximately 98.1% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2012, approximately 1.9% (or $13.5 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities). Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets. The Company does not have any non-performing fixed maturity investments at December 31, 2012.

Approximately 1.2% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings. If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured. The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2012:

		As Rated
Bond Ratings	As Rated	If Uninsured

AAA	20.2%	20.2%
AA	47.0%	46.6%
A	30.1%	29.6%
BBB	0.8%	1.7%

Total Investment Grade	98.1%	98.1%

BB or lower	1.9%	1.9%

Total Fixed Maturities	100.0%	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(E) (vi) of the Notes to Consolidated Financial Statements in Item 8 of this report. For the years ended December 31, 2012 and 2011 the Company recorded losses of $1.0 million and $2.5 million, respectively, for other-than-temporary impairments on available-for-sale securities. Of those impairment losses, credit losses of $0.7 million and $1.5 million, respectively, were recognized in earnings for the years ended December 31, 2012 and 2011, and the remaining non-credit losses were recognized in other comprehensive income.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2012 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$409	$409
Equity securities	-	-	-	-	-
Total	$-	$-	$-	$409	$409

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2012. In 2012, the Company recorded $10.8 million of net unrealized gains on available-for sale securities in other comprehensive income, pre-tax. Related deferred tax benefits were $3.6 million. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment. Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2012, total goodwill was $50.3 million, of which $44.6 million was attributable to the Fully Insured Health segment and $5.7 million to the Medical Stop Loss segment.

Based upon the goodwill impairment testing performed at December 31, 2012, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by 10% or more in both the Fully Insured Health and the Medical Stop Loss segments.

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

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  As a result of the global economic crisis that began in 2008, we experienced a significant decline in our stock price. Due to this significant decline, our market capitalization as of December 31, 2012 was significantly below the sum of our reporting units’ fair values. As a result, the Company assessed the factors contributing to the performance of IHC stock in 2012, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 56% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Health Reserves

The following table summarizes the prior year net favorable amount incurred in 2012 according to the year to which it relates, together with the opening reserve balance (net of reinsurance recoverable) to which it relates (in thousands):

	Reserves at	Prior Year Amount
	January 1, 2012	Incurred in 2012
Total Reserves
2011	$74,356	$(2,888)
2010	11,730	(3,668)
2009	5,352	(800)
2008 and Prior	18,411	(1,552)

Total	$109,849	$(8,908)

The following sections describe, for each segment, the unfavorable (favorable) development experienced in 2012, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced net favorable development of $3.0 million in the Medical Stop-Loss segment. The favorable development was the result of on-going analysis of recent loss development trends primarily attributable to improvements on the direct written business in the 2010 year.

Fully Insured Health

The Fully Insured Health segment had a favorable development of $0.4 million. The Company experienced a $0.8 million favorable variance related to 2010 reserves primarily on the vision line of business offset by additional expense incurred related to 2011 reserves primarily due to group major medical business.

Group Disability

The Group Disability segment had a favorable development of $4.5 million. This amount consists of favorable developments of $2.7 million and $1.3 million on the 2011 and 2010 reserves, respectively, primarily due to LTD business from those years and, in part, to DBL business from the 2011 year.

Due to the long-term nature of LTD, in establishing loss reserves the Company must make estimates for case reserves, IBNR, and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the actuarial present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The IBNR reserve is established based upon historical trends of existing incurred claims that were reported after the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, with the potential for very large claims on individual policies, results can vary from year to year. If a small number of claimants with large claim reserves were to recover or several very large claims were incurred, the results could distort the Company’s reserve estimates from year to year.  High termination rates and offsets caused favorable development in LTD prior year reserves. With respect to DBL, reserves for the most recent quarter of earned premium are established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Reserves associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The favorable development in the DBL line is due to lower than expected claims.

There were normal fluctuations to the Company's experience factor. The IBNR factors were updated to reflect the current experience. The reserving process used by management was consistent from 2011 to 2012.

Individual Life, Annuities and Other

All other lines, primarily due to the blanket and other individual health products, experienced a favorable development of $1.0 million.

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

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2012 (in thousands):

		Junior				Funds
		Subordinated	Interest		Insurance	on
	Debt	Debt	On Debt	Leases	Reserves	Deposit	Total

2013	$2,000	$-	$1,900	$2,981	$147,537	$28,864	$183,282
2014	2,000	-	1,800	2,696	43,279	26,896	76,671
2015	2,000	-	1,701	2,576	34,876	24,863	66,016
2016	2,000	-	1,602	2,070	30,574	23,133	59,379
2017	-	-	1,553	784	28,529	21,638	52,504
2018 and
Thereafter	-	38,146	25,102	462	175,890	152,690	392,290
Totals	$8,000	$38,146	$33,658	$11,569	$460,685	$278,084	$830,142

OUTLOOK

For 2013, we will emphasize:

•

Continued growth in our medical stop-loss segment as the demand for this product continues to grow and Risk Solutions continues to build its reputation as a direct writer and provider of captive solutions;

•

Adapting to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands;

•

Continued growth in pet insurance;

•

Increasing emphasis on direct-to-consumer distribution initiatives as we believe this will be a growing means for selling health insurance in the coming years;

•

Growth in small group major medical premiums in 2013, but a decline in this line of business in 2014 as we cease  writing new business in certain states and as employers may choose to drop group health coverage or self-fund;

•

Increasing sales of short-term, limited medical and supplemental health products, such as dental, hospital indemnity and critical illness and international products to offset the reduction in major medical premiums in 2014;

•

Selling non-subscriber occupational accident insurance in Texas;

•

Increasing sales in our DBL line of business; and

•

Continued focus on administrative efficiencies.

The Company remained highly liquid in 2012 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $197.5 million in highly rated shorter maturity securities earning on average 1.6%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

At December 31, 2012, IHC owned 78.6% of AMIC’s outstanding common stock. In January 2013, as a result of AMIC’s share repurchases, IHC’s ownership interest increased to 80.6%.

We had a significant increase in the profitability and growth of our stop-loss business in 2012, our largest core business, which we attribute to the more efficient and controlled model of writing the majority of our medical stop-loss on a direct basis.  At present, all indicators point to a continuation of this growth and higher level of profitability.  There are a number of market forces that support this expectation.  We have observed a trend on the part of our producers of stop-loss to consolidate their business with a smaller number of stop-loss carriers.  The direct writing model employed by Risk Solutions is well suited to take advantage of this trend.  There is an increased interest in self-funded options to address concerns about cost and regulatory burdens and we have developed targeted programs to address these needs.  Finally there appears to be a market recognition that stop loss buying decisions need to be more about price.  Service and fair claims payment practices are also important considerations and the partnership model under which Risk Solutions operates is increasingly recognized as addressing those issues.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care Act of 2010, as amended, signed by President Obama in March 2010 and its subsequent interpretations by state and federal regulators. The appropriate regulatory agencies have now issued their proposed regulations. The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers. We have begun a comprehensive review of all the options for IHC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical essential health benefit (“EHB”) plans in the small employer and individual markets, the law appears to make exceptions for carriers, such as ours, that have a minimal presence in any one state. Non-EHB lines of business and Medical Stop-Loss have been impacted by health care reform minimally or not at all.

Our results depend on the adequacy of our product pricing, our underwriting, the accuracy of our reserving methodology, returns on our invested assets, and our ability to manage expenses.  We will also need to be diligent with the increased rate review scrutiny to effect timely rate changes and will need to stay focused on the management of medical cost drivers as medical trend levels have reversed direction in 2012 causing some margin pressures.  Therefore, factors affecting these items, as well as unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks) assuming immediate changes in interest rates at specified levels at December 31, 2012:

	Change in Interest Rates

	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline	200 basis point decline

Corporate securities	$316,424	$334,185	$353,823	$373,990	$388,143
CMO’s	19,261	19,939	20,664	21,336	21,447
U.S. Government obligations	18,165	18,512	18,866	19,012	19,012
Agency MBSs	405	416	428	433	434
GSEs	42,388	45,756	49,606	54,025	59,115
State & Political Subdivisions	230,808	248,994	268,225	284,078	293,144

Total estimated fair value	$627,451	$667,802	$711,612	$752,874	$781,295

Estimated change in value	$(84,161)	$(43,810)		$41,262	$69,683

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

Changes in Internal Control Over Financial Reporting

There has been no change in IHC's internal control over financial reporting during the year ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Form 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2013, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2013, which definitive proxy statement will be filed with the SEC.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2013, which definitive proxy statement will be filed with the SEC.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2013, which definitive proxy statement will be filed with the SEC.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in June 2013, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 58.

(a) (3) EXHIBITS

See Exhibit Index on page 121.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2013.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 15th day of March, 2013.

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

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2012, IHC's internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited Independence Holding Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Independence Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Independence Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Holding Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated balance sheets of Independence Holding Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I to III.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Independence Holding Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 15, 2013

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
	2012	2011
ASSETS:	(In thousands, except share data)
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	33,956	17,258
Trading Securities	7,016	-
Fixed maturities, available-for-sale	719,602	851,977
Equity securities, available-for-sale	15,598	28,437
Other investments	35,134	35,223

Total investments	811,356	932,945

Cash and cash equivalents	23,945	18,227
Due from securities brokers	15,609	12,106
Deferred acquisition costs	33,401	37,101
Due and unpaid premiums	49,430	37,341
Due from reinsurers	166,880	159,729
Premium and claim funds	40,596	43,604
Notes and other receivables	20,207	15,500
Goodwill	50,318	50,318
Other assets	50,566	51,988

TOTAL ASSETS	$1,262,308	$1,358,859

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves-health	$183,163	$179,042
Insurance reserves-life and annuity	277,522	279,636
Funds on deposit	278,084	417,310
Unearned premiums	8,453	4,319
Policy claims-health	11,317	13,945
Policy claims-life	12,716	11,948
Other policyholders' funds	22,373	21,546
Due to securities brokers	356	383
Due to reinsurers	48,192	40,030
Accounts payable, accruals and other liabilities	71,139	66,410
Debt	8,000	10,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	959,461	1,082,715

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 and 20,000,000 shares authorized; 18,461,992 and 18,450,917 shares issued,
17,932,954 and 18,052,660 shares outstanding	18,462	18,451
Paid-in capital	126,589	126,298
Accumulated other comprehensive income	15,013	7,853
Treasury stock, at cost; 529,038 and 398,257 shares	(4,533)	(3,277)
Retained earnings	130,153	111,752

TOTAL IHC STOCKHOLDERS’ EQUITY	285,684	261,077
NONCONTROLLING INTERESTS IN SUBSIDIARIES	17,163	15,067

TOTAL EQUITY	302,847	276,144

TOTAL LIABILITIES AND EQUITY	$1,262,308	$1,358,859

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
	2012	2011	2010
	(In thousands, except per share data)
REVENUES:
Premiums earned:
Health	$319,655	$298,546	$289,586
Life and annuity	36,412	37,868	36,560
Net investment income	33,356	39,788	41,801
Fee income	29,290	28,632	32,741
Other income	4,953	6,015	5,743
Net realized investment gains	5,099	8,670	4,646
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(992)	(2,471)	(3,819)
Portion of losses recognized in other comprehensive income	288	948	-
Net impairment losses recognized in earnings	(704)	(1,523)	(3,819)
Equity income from AMIC	-	-	280
Gain on bargain purchase of AMIC	-	-	27,830
	428,061	417,996	435,368
EXPENSES:
Insurance benefits, claims and reserves:
Health	204,910	190,213	201,136
Life and annuity	39,881	48,649	50,182
Selling, general and administrative expenses	149,999	147,102	139,643
Amortization of deferred acquisition costs	6,566	11,569	6,243
Interest expense on debt	2,091	1,965	1,912
	403,447	399,498	399,116

Income from continuing operations before income taxes	24,614	18,498	36,252
Income taxes	2,003	3,732	12,583
Income from continuing operations	22,611	14,766	23,669

Discontinued operations:
Loss from discontinued operations	-	-	(256)

Net income	22,611	14,766	23,413
Less income from noncontrolling interests in subsidiaries	(2,950)	(1,763)	(1,676)

NET INCOME ATTRIBUTABLE TO IHC	$19,661	13,003	21,737

Basic income (loss) per common share:
Income from continuing operations	$1.09	.74	$1.31
Loss from discontinued operations	-	-	(.02)
Basic income per common share	$1.09	.74	1.29

WEIGHTED AVERAGE SHARES OUTSTANDING	17,979	17,577	16,795

Diluted income (loss) per common share:
Income from continuing operations	$1.09	.74	$1.31
Loss from discontinued operations	-	-	(.02)
Diluted income per common share	$1.09	$.74	1.29

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	18,088	17,584	16,797

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,
	2012	2011	2010
	(In thousands)

Net income	$22,611	$14,766	$23,413
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes	7,196	7,740	7,981
Unrealized gains (losses) on derivative instruments, net of taxes	79	(297)	-
Other comprehensive income, net of tax	7,275	7,443	7,981

COMPREHENSIVE INCOME, NET OF TAX	29,886	22,209	31,394

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(2,950)	(1,763)	(1,676)
Other comprehensive income, net of tax, attributable to noncontrolling interests:
Unrealized gains on available-for-sale securities, net of tax	(118)	(343)	(244)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	(118)	(343)	(244)

COMPREHENSIVE INCOME, NET OF TAX, ATTRIBUTABLE
NONCONTROLLING INTERESTS	(3,068)	(2,106)	(1,920)

COMPREHENSIVE INCOME, NET OF TAX, ATTRIBUTABLE TO IHC	$26,818	$20,103	$29,474

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012 (In thousands, except share data)

				ACCUMULATED					NON-
				OTHER				TOTAL IHC	CONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE DECEMBER 31, 2009	17,004,615	$17,005	$115,062	$(7,104)	(36,030)	$(358)	$78,362	$202,967	$540	$203,507
Net income							21,737	21,737	1,676	23,413
Other comprehensive income, net of tax				7,737				7,737	244	7,981
Repurchase of common stock					(227,040)	(1,789)	198	(1,591)	-	(1,591)
Acquisition of MedWatch								-	480	480
Acquisition of HBA								-	480	480
Acquisition of AMIC			(4)					(4)	26,960	26,956
Common stock dividend ($.045 per share)							(762)	(762)	-	(762)
Share-based compensation expense and related tax benefits	13,530	13	513					526	-	526
Contributions from noncontrolling interests								-	109	109
Distributions to noncontrolling interests								-	(863)	(863)
Other capital transactions			46				(28)	18	20	38

BALANCE DECEMBER 31, 2010	17,018,145	$17,018	$115,617	$633	(263,070)	$(2,147)	$99,507	$230,628	$29,646	$260,274
Net income							13,003	13,003	1,763	14,766
Other comprehensive income, net of tax				7,100				7,100	343	7,443
Repurchase of common stock					(135,187)	(1,130)	119	(1,011)	-	(1,011)
Purchases of noncontrolling interests in AMIC			143	5				148	(1,209)	(1,061)
Non-cash purchases of noncontrolling interests in AMIC	1,422,791	1,423	9,856	115				11,394	(11,394)	-
Purchases of noncontrolling interests in WUA			391					391	(391)	-
Sales of certain majority owned subsidiaries								-	(1,097)	(1,097)
Common stock dividend ($.045 per share)							(807)	(807)	-	(807)
Share-based compensation expense and related tax benefits	9,981	10	200					210	-	210
Distributions to noncontrolling interests								-	(818)	(818)
Other capital transactions			91				(70)	21	(1,776)	(1,755)

BALANCE AT DECEMBER 31, 2011	18,450,917	$18,451	$126,298	$7,853	(398,257)	$(3,277)	$111,752	$261,077	$15,067	$276,144
Net income							19,661	19,661	2,950	22,611
Other comprehensive income, net of tax				7,157				7,157	118	7,275
Repurchase of common stock					(130,781)	(1,256)		(1,256)	-	(1,256)
Purchases of noncontrolling interests in AMIC			29	3				32	(90)	(58)
Common stock dividend ($.07 per share)							(1,271)	(1,271)	-	(1,271)
Share-based compensation expense and related tax benefits	11,075	11	233					244	-	244
Distributions to noncontrolling interests								-	(890)	(890)
Other capital transactions			29				11	40	8	48
BALANCE AT DECEMBER 31, 2012	18,461,992	$18,462	$126,589	$15,013	(529,038)	$(4,533)	$130,153	$285,684	$17,163	$302,847

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
	2012	2011	2010
	(In thousands)
Cash Flows Provided By (Used By) Operating Activities:
Net income	$22,611	$14,766	$23,413
Adjustments to reconcile net loss to net change in cash from operating activities:
Gain on bargain purchase of AMIC	-	-	(27,830)
Loss from discontinued operations	-	-	256
Amortization of deferred acquisition costs	6,566	11,569	6,243
Net realized investment gains	(5,099)	(8,670)	(4,646)
Net impairment losses recognized in earnings	704	1,523	3,819
Equity income from equity method investments	(1,435)	(1,591)	(974)
Depreciation and amortization	4,228	4,153	4,650
Share-based compensation expenses	832	616	734
Deferred tax expense (benefits)	(1,200)	(1,188)	15,100
Other	7,010	4,951	2,329
Changes in assets and liabilities:
Net purchases of trading securities	(1,289)	-	(1,619)
Change in insurance liabilities	(137,440)	963	(34,787)
Additions to deferred acquisition costs	(5,795)	(7,659)	(8,343)
Change in net amounts due from and to reinsurers	1,011	2,990	24,985
Change in premium and claim funds	3,008	(5,958)	10,363
Change in current income tax liability	1,673	7,612	(4,320)
Change in due and unpaid premiums	(12,089)	11,245	9,946
Change in other assets	(1,807)	(2,595)	1,379
Change in other liabilities	3,117	(4,842)	(15,007)
Net change in cash from operating activities of continuing operations	(115,394)	27,885	5,691
Net change in cash from operating activities of discontinued operations	-	-	(1,196)
Net change in cash from operating activities	(115,394)	27,885	4,495

Cash Flows Provided By (Used By) Investing Activities:
Change in net amount due from and to securities brokers	(3,529)	(29,171)	14,490
Net sales of securities under resale and repurchase agreements	(16,698)	23,823	2,930
Sales of equity securities	14,689	71,183	123,178
Purchases of equity securities	(7,354)	(61,743)	(105,637)
Sales of fixed maturities	483,092	596,651	614,588
Maturities and other repayments of fixed maturities	74,416	158,650	129,876
Purchases of fixed maturities	(412,753)	(786,560)	(778,153)
Distributions from other investments, net of additional investments	1,080	3,231	1,719
Cash acquired in acquisition of AMIC, net of cash paid	-	-	4,562
Cash paid in acquisitions of companies, net of cash acquired	(243)	-	(3,469)
Cash received in acquisitions of policy blocks	-	-	1,192
Change in notes and other receivables	(4,674)	969	1,170
Other investing activities	(5,159)	(1,259)	(1,869)
Net change in cash from investing activities	122,867	(24,226)	4,577

Cash Flows Provided By (Used By) Financing Activities:
Repurchases of common stock	(1,244)	(1,011)	(1,591)
Excess tax expense from expired stock options
and vesting of restricted stock	(94)	(164)	(51)
Cash paid in acquisitions of noncontrolling interests	(58)	(1,587)	-
Proceeds (withdrawals) of investment-type insurance contracts	3,320	5,433	(1,117)
Proceeds of debt	-	2,500	-
Repayment of debt	(2,000)	-	(1,500)
Dividends paid	(1,681)	(777)	(767)
Other capital transactions	2	(1,252)	(14)
Net change in cash from financing activities	(1,755)	3,142	(5,040)

Net change in cash and cash equivalents	5,718	6,801	4,032
Cash and cash equivalents, beginning of year	18,227	11,426	7,394

Cash and cash equivalents, end of year	$23,945	$18,227	$11,426

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (iii) its marketing and administrative companies, including IHC Risk Solutions, LLC, IHC Health Solutions, Inc., IHC Specialty Benefits Inc. and Actuarial Management Corporation.  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life.  At December 31, 2012, the Company also owned a 78.6% interest in American Independence Corp. ("AMIC"). In January 2013, as a result of share repurchases by AMIC, IHC’s ownership interest increased to 80.6%.

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 51.0% of IHC's outstanding common stock at December 31, 2012.

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

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investments gains in the Consolidated Statements of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities. There were no such transactions outstanding at December 31, 2012 and 2011.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains and losses), credited or charged, as appropriate, to net realized investment gains (losses) in the Consolidated Statements of Operations (hedge accounting is not applied to these derivatives). There were no such derivative transactions outstanding at December 31, 2012 and 2011.

(v) Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments. Most of the securities in our portfolio are classified in either Level 1 or Level 2 of the Fair Value Hierarchy.

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

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations. For the purpose of other-than-temporary impairment evaluations, redeemable preferred stocks are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features are evaluated using the equity model in consideration of other-than-temporary impairment.

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income in the Consolidated Balance Sheet.

(F)

Other Investments

Investment partnership interests relate to limited investment partnerships that have relatively "market neutral" arbitrage strategies, or strategies that are relatively insensitive to interest rates. All securities held by these partnerships are carried at fair value with changes in fair value credited or charged, as appropriate, to the Consolidated Statements of Operations. The Company's investment partnership interests are carried at a value which approximates the Company's equity in the underlying net assets of the partnerships or the equivalent of the net asset value per share. Operating partnership interests relate to insurance related limited operating partnerships. The Company's operating partnership interests are carried on the equity method which approximates the Company's equity in the underlying net assets of the partnership. Equity income or loss on partnership interests are credited or charged, as appropriate, to the Consolidated Statements of Operations.

Policy loans are stated at their aggregate unpaid balances.

(G)

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

Deferred acquisition costs have been decreased by $2,930,000, $2,453,000 and $3,042,000 in 2012, 2011 and 2010 respectively,  representing the portion of unrealized gains on investment securities available-for-sale that have been allocated to deferred acquisition costs on interest sensitive products, with the corresponding decrease recorded in other comprehensive income or loss.

(H)

Property and Equipment

Property and equipment of $3,731,000 and $3,231,000 are included in other assets at December 31, 2012 and 2011, respectively, net of accumulated depreciation and amortization of $13,967,000 and $12,971,000, respectively. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(I)

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

Health

Medical Stop-Loss

Liabilities for insurance reserves on medical stop-loss coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data. Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

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

Major factors that affect the Projected Net Loss Ratio assumption in reserving for Medical Stop-Loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (iii) the adherence to the Company’s underwriting guidelines.

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

Fully Insured Health

Reserves for Fully Insured Health business are established to provide for the liability for incurred but not paid claims.  Reserves are calculated using standard actuarial methods and practices. The “primary” assumption in the determination of Fully Insured Health reserves is that historical Claim Development Patterns are representative of future Claim Development Patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for fully insured medical reserves and disability coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The delay in submission of claims tends to be stable over time and not subject to significant volatility.

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

Interest Credited

Interest credited to policyholder funds represents interest accrued or paid on interest-sensitive life policies and investment policies.  These amounts are reported as insurance benefits, claims and reserves-life and annuity on the Consolidated Statements of Operations.  Credit rates for certain annuities and interest-sensitive life policies are adjusted periodically by the Company to reflect current market conditions, subject to contractually guaranteed minimum rates.

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2012 and 2011. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

(J)

Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 2.7% to 8.0% in 2012, and 2.7% to 5.8% in 2011 and 2.9% to 6.5% in 2010. The average credited rate was 4.1% in 2012, 4.1% in 2011, and 4.1% in 2010.

(K)

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

(L)

 Participating Policies

Participating policies represent 11.4%, 11.3% and 11.4% of the individual life insurance in-force and 7.8%, 9.3% and 11.3% of the net life and annuity premiums earned, as of and for the years ended December 31, 2012,  2011 and 2010, respectively, and provide for the payment of dividends.  Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies.

(M)

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

(N)

Income Per Common Share

Included in the diluted earnings per share calculation for 2012, 2011 and 2010 are 109,000, 7,000 and 2,000 incremental common shares, respectively, primarily from the assumed exercise of dilutive stock options and from the assumed vesting of dilutive restricted stock, computed using the treasury stock method.

(O)

Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(P)

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

(Q)

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

(R)

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

At December 31, 2012, the Company had an interest rate swap agreement that converts an outstanding term loan from a variable rate to a fixed rate. This agreement is designated and effective as a cash flow hedge. The objective of the swap is to reduce the variability in cash flows associated with the re-pricing of interest rates on certain variable rate debt. Changes in fair value of the swap were recorded through other comprehensive income or loss.

(S)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to evaluating goodwill for impairment.  The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test.  Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance.  An entity may begin or resume performing the qualitative assessment in any subsequent period.  This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Some of the amendments in this update clarify the FASB’s intent about the application of certain existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. None of the amendments in this update require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. For public entities, this guidance was effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company’s consolidated financial statements.

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

In October 2010, the FASB issued guidance that specifies the accounting treatment for the costs incurred by insurance entities when acquiring new and renewal insurance contracts. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance, which was applied prospectively starting January 1, 2012, had a negligible impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For other amounts, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for fiscal years beginning after December 15, 2012, with early adoption permitted.  The adoption of this guidance will only affect the Company’s presentation of information pertaining to other comprehensive income and is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued guidance to amend the disclosure requirements on offsetting financial instruments and related derivatives. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 2.

American Independence Corp.

AMIC is an insurance holding company engaged in the insurance and reinsurance business. As of December 31, 2012, the Company owned 78.6% of AMIC’s outstanding common stock. In January 2013, as a result of share repurchases by AMIC, IHC’s ownership interest increased to 80.6%.

(A)

Acquisitions of Noncontrolling Interests

i.

In 2012, IHC acquired an aggregate 12,624 shares of AMIC common stock from noncontrolling interests for an aggregate of $58,000 cash consideration. As a result of these transactions, the Company: (i) recorded a $29,000 credit to paid-in capital representing the difference between the fair  value of the consideration paid and the carrying value of the noncontrolling interest; and (ii) increased its ownership interest in AMIC to 78.6%.

ii.

In 2011, IHC acquired shares of AMIC common stock from noncontrolling interests in the following transactions:

•

In the fourth quarter of 2011,  AMIC purchased 251,370 shares of its own common stock and IHC purchased an additional 15,981 shares of AMIC common stock in the open market thereby increasing IHC’s ownership interest in AMIC to 78.4% as of December 31, 2011.

•

On July 15, 2011, IHC commenced an offer to exchange shares of its common stock for properly tendered and accepted shares of common stock of AMIC (the “Exchange Offer”).  IHC filed a Registration Statement on Form S-4 in connection with the Exchange Offer that was declared effective by the Securities and Exchange Commission on July 15, 2011 and expired on Friday, August 12, 2011. Pursuant to the Exchange Offer, IHC acquired 1,109,225 shares of AMIC common stock in consideration of 762,551 newly issued shares of IHC common stock plus a de minimis amount of cash paid in-lieu of fractional shares. As a result of the exchange, the Company (i) recorded a $196,000 credit to paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the noncontrolling interest; and (ii) increased its ownership interest in AMIC to 76.0%.

•

In January 2011, a subsidiary of IHC acquired 200,000 shares of AMIC common stock from a noncontrolling interest for $1,000,000 cash. In February and March 2011, IHC acquired an aggregate 900,325 shares of AMIC common stock from noncontrolling interests in exchange for the issuance of an aggregate 660,240 shares of IHC’s common stock in various private placements of unregistered securities under Section 4(2) of the Securities Act of 1933, as amended. Accordingly, the shares are "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption. As a result of these transactions, the Company: (i) recorded a $95,000 credit to paid-in capital representing the difference between the fair  value of the consideration paid and the carrying value of the noncontrolling interest; and (ii) increased its ownership interest in AMIC to 63.0%.

iii.

In 2011, AMIC acquired an additional ownership interest in its subsidiary, IPA Family, LLC (“IPA”) from noncontrolling interests for an aggregate cash consideration of $525,000, thereby increasing its ownership in IPA to 89.6%. As a result of this transaction, and giving effect to noncontrolling interests in AMIC, the Company (i) reduced noncontrolling interests by $1,568,000; and (ii) recorded a $1,043,000 credit to paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the noncontrolling interests.

iv.

In 2010, subsequent the acquisition of AMIC, IHC purchased an additional 9,537 shares of AMIC common stock for a total consideration of $58,000 through December 31, 2010.

(B)

Acquisition of AMIC

In March 2010, IHC acquired a controlling interest in AMIC as a result of the purchase of AMIC common stock in the open market. The principal reasons for acquiring control were: (i) the low market price of the AMIC stock; (ii) the improved financial presentation for IHC resulting from the consolidation of financial reporting; and (iii) a closer relationship that will create greater long-term value for both companies. The acquisition furthers IHC's goal of creating efficiencies by integrating the back office operations of our MGUs and marketing companies. Share purchases of 27,668 shares, or $141,000, through March 5, 2010 (the "Acquisition Date"), totaling 0.33% of voting equity interest, brought the total of AMIC shares owned by the Company to more than 50% of AMIC's outstanding common stock and as a result, IHC has included AMIC’s consolidated assets and liabilities and results of operations subsequent to the Acquisition Date in its consolidated financial results as of and for the periods ended December 31, 2010, 2011 and 2012.

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

Had the acquisition date been January 1 of the previous year, the Company’s consolidated revenues and net income for the year ended December 31, 2010 would have been $421,139,000 and $7,193,000, respectively. This pro forma information is not indicative of the results of operations in future periods, nor does it necessarily reflect the results of operations that would have resulted had the acquisition been completed as of the beginning of the prior period presented. For the purpose of the pro forma disclosures above, the gain resulting from the bargain purchase transaction has been excluded from the revenues and net income for 2010 and instead included in the revenues and net income for the prior year. Other pro forma adjustments principally reflect the elimination of the Company’s equity income related to AMIC, the elimination of intercompany fee income and the corresponding administrative expenses.

(C)

Equity Investment in AMIC

Prior to the acquisition in March 2010, IHC owned 49.7% of AMIC's outstanding common stock which was purchased in various transactions from 2002 through 2008 and accounted for its investment in AMIC under the equity method.

During the period from January 1, 2010 to the Acquisition Date (the “Stub Period”), IHC recorded $280,000 of equity income from its investment in AMIC representing IHC's proportionate share of income based on its ownership interests during that period. AMIC paid no dividends on its common stock during the Stub Period in 2010.

The following disclosures summarize the effects of certain transactions between IHC and its subsidiaries with AMIC during the Stub Period. Subsequent to the Acquisition Date, the effects of these transactions are eliminated in consolidation. IHC and its subsidiaries recorded income of $208,000 during the Stub Period in 2010 from service agreements with AMIC and its subsidiaries. These are reimbursements to IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided by IHC and its subsidiaries, including accounting, legal, compliance, underwriting and claims. The Company ceded premiums to AMIC of $5,867,000 during the Stub Period in 2010. Benefits to policyholders on business ceded to AMIC were $3,020,000 during the Stub Period in 2010. Additionally, AMIC subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC. IHC recorded gross premiums of $8,452,000 during the Stub Period in 2010 and IHC recorded net commission expense of $326,000 during the Stub Period in 2010 for these services. The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with AMIC. The cost of this coverage is allocated between the Company and AMIC according to the type of risk, and IHC’s portion is recorded in Selling, General and Administrative Expenses.

Note 3.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2012, the Company had $33,956,000 invested in resale agreements, all of which settled on January 2, 2013 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

Note 4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows (in thousands):

	December 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$343,529	$11,247	$(953)	$353,823
CMOs - residential (1)	12,993	7,166	(65)	20,094
CMOs - commercial	975	-	(405)	570
U.S. Government obligations	18,376	492	(2)	18,866
Agency MBS - residential (2)	397	31	-	428
GSEs (3)	48,598	1,075	(67)	49,606
States and political subdivisions	260,086	9,134	(995)	268,225
Redeemable preferred stocks	6,323	1,667	-	7,990

Total fixed maturities	$691,277	$30,812	$(2,487)	$719,602

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Nonredeemable preferred stocks	$15,355	$253	$(10)	$15,598

Total equity securities	$15,355	$253	$(10)	$15,598

	December 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$319,343	$5,873	$(2,076)	$323,140
CMOs - residential (1)	33,119	5,200	(1,544)	36,775
CMOs - commercial	1,448	-	(910)	538
U.S. Government obligations	164,807	1,775	-	166,582
Agency MBS - residential (2)	539	46	-	585
GSEs (3)	59,633	379	(161)	59,851
States and political subdivisions	250,361	5,692	(651)	255,402
Redeemable preferred stocks	8,051	1,136	(83)	9,104

Total fixed maturities	$837,301	$20,101	$(5,425)	$851,977

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$6,537	$311	$(149)	$6,699
Nonredeemale preferred stocks	21,767	422	(451)	21,738

Total equity securities	$28,304	$733	$(600)	$28,437

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2012, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	December 31, 2012
			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE

Due in one year or less	$3,816	$3,881	0.5%
Due after one year through five years	110,163	112,516	15.6%
Due after five years through ten years	232,024	238,756	33.2%
Due after ten years	282,311	293,752	40.8%
	628,314	648,905	90.1%
CMO and MBS:
15 year	24,634	31,481	4.4%
20 year	475	490	0.1%
30 year	37,854	38,726	5.4%

Total fixed maturities	$691,277	$719,602	100.0%

The following tables summarize, for all available-for-sale securities in an unrealized loss position at December 31, 2012 and December 31, 2011, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2012

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$61,386	$953	$-	$-	$61,386	$953
CMOs - residential	2,416	21	1,138	44	3,554	65
CMOs - commercial	-	-	570	405	570	405
U.S. Government obligations	5,667	2	-	-	5,667	2
GSEs	6,162	40	2,784	27	8,946	67
States and political subdivisions	53,036	657	17,707	338	70,743	995
Redeemable preferred stocks	-	-	-	-	-	-
Total fixed maturities	128,667	1,673	22,199	814	150,866	2,487
Nonredeemable preferred stocks	1,378	10	-	-	1,378	10
Total temporarily impaired
securities	$130,045	$1,683	$22,199	$814	$152,244	$2,497

Number of securities in an
unrealized loss position	45		23		68

	December 31, 2011

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$128,820	$1,989	$9,451	$87	$138,271	$2,076
CMOs - residential	1,396	176	14,597	1,368	15,993	1,544
CMOs - commercial	-	-	538	910	538	910
GSEs	15,134	131	2,367	30	17,501	161
States and political subdivisions	43,978	291	20,929	360	64,907	651
Redeemable preferred stocks	1,644	83	-	-	1,644	83
Total fixed maturities	190,972	2,670	47,882	2,755	238,854	5,425
Common stocks	1,724	149	-	-	1,724	149
Nonredeemable preferred stocks	-	-	4,968	451	4,968	451
Total temporarily impaired
securities	$192,696	$2,819	$52,850	$3,206	$245,546	$6,025

Number of securities in an
unrealized loss position	58		30		88

Substantially all of the unrealized losses on fixed maturities available-for-sale at December 31, 2012 and December 31, 2011 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Other-Than-Temporary-Impairments

For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income. Our other-than-temporary impairment losses were as follows (in thousands):

	2012	2011	2010

Total other-than-temporary impairment losses	$992	$2,471	$3,819
Portion of losses recognized in other comprehensive income	(288)	(948)	-
Net impairment losses recognized in earnings	$704	$1,523	$3,819

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income. The rollforward of these credit losses were as follows (in thousands):

	2012	2011	2010

Balance at beginning of year	$2,555	$1,763	$2,394
Credit losses during the period for which an other-
than-temporary loss was not previously recognized	473	878	-
Additional credit losses for which an other-than-temporary
loss was previously recognized	148	-	-
Securities sold	(1,200)	(86)	(631)

Balance at end of period	$1,976	$2,555	$1,763

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income at December 31, 2012 and 2011 consists of $389,000 and $618,000, respectively, related to CMO securities; and $684,000 and $1,077,000, respectively, related to redeemable preferred stock.

Note 5.

Derivative Instruments

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($8,000,000 and $10,000,000 December 31, 2012 and December 31, 2011, respectively), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At December 31, 2012 and 2011, the fair value of interest rate swap was $363,000 and $494,000, respectively, which is included in other liabilities on the accompanying Consolidated Balance Sheets. See Note 6 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the years ended December 31, 2012 and 2011, the Company recorded $79,000 and

$(297,000), respectively, of gains (losses) representing the change in fair value of the interest rate swap, in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, net of related tax expense (benefit) of $52,000 and $(197,000), respectively.

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

Investments in fixed maturities and equity securities:

Available-for-sale securities included in Level 1 are equities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, collateralized mortgage obligations, municipals, GSEs and certain preferred stocks that were priced with observable market inputs. Level 3 securities consist primarily of CMO securities backed by Alt-A mortgages and municipal tax credit strips.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Significant unobservable inputs used in the fair value measurement of CMO’s are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates. Further we retain independent pricing vendors to assist in valuing certain instruments.

Trading securities:

Trading securities included in Level 1 are equity securities with quoted market prices.

Interest rate swap:

The financial liability included in Level 2 consists of an interest rate swap on IHC debt.  It is valued using market observable inputs including market price, interest rate, and volatility within a Black Scholes model.

The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at December 31, 2012 and December 31, 2011, respectively (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$353,823	$-	$353,823
CMOs - residential	-	6,041	14,053	20,094
CMOs - commercial	-	-	570	570
US Government obligations	-	18,866	-	18,866
Agency MBS - residential	-	428	-	428
GSEs	-	49,606	-	49,606
States and political subdivisions	-	265,667	2,558	268,225
Redeemable preferred stocks	7,990	-	-	7,990
Total fixed maturities	7,990	694,431	17,181	719,602

Equity securities available-for-sale:
Nonredeemable preferred stocks	15,598	-	-	15,598
Total equity securities	15,598	-	-	15,598

Trading securities - equities	7,016	-	-	7,016
Total trading securities	7,016	-	-	7,016

Total Financial Assets	$30,604	$694,431	$17,181	$742,216

FINANCIAL LIABILITIES:
Interest rate swap	$-	$363	$-	$363

	December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$323,140	$-	$323,140
CMOs - residential	-	14,648	22,127	36,775
CMOs - commercial	-	-	538	538
US Government obligations	-	166,582	-	166,582
Agency MBS - residential	-	585	-	585
GSEs	-	59,851	-	59,851
States and political subdivisions	-	255,402	-	255,402
Redeemable preferred stocks	9,104	-	-	9,104
Total fixed maturities	9,104	820,208	22,665	851,977

Equity securities available-for-sale:
Common stocks	6,699	-	-	6,699
Nonredeemable preferred stocks	21,738	-	-	21,738
Total equity securities	28,437	-	-	28,437

Total Financial Assets	$37,541	$820,208	$22,665	$880,414

FINANCIAL LIABILITIES:
Interest rate swap	$-	$494	$-	$494

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. For the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category for the year ended December 31, 2012. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in 2012. The changes in the carrying value of Level 3 assets and liabilities for the years ended December 31, 2011 and 2012 are summarized as follows (in thousands):

	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Balance at December 31, 2010	$37,457	$808	$-	$38,265

Gains(losses) included in earnings:
Net realized investment losses	(32)	-	-	(32)
Other-than-temporary impairments	(1,346)	-	-	(1,346)

Gains (losses) included in other comprehensive income:
Net unrealized gains (losses)	466	(271)	-	195
Non-credit portion of other-than-temporary impairments	(948)	-	-	(948)

Sales of securities	(9,556)	-	-	(9,556)
Repayments and amortization of
fixed maturities	(3,914)	1	-	(3,913)

Balance at December 31, 2011	22,127	538	-	22,665

Purchases of securities	-	-	2,135	2,135

Gains(losses) included in earnings:
Net realized investment losses	(1,212)	-	-	(1,212)
Other-than-temporary impairments	(231)	(473)	-	(704)

Gains(losses) included in other comprehensive income:
Net unrealized gains (losses)	3,327	929	397	4,653
Non-credit portion of other-than-temporary impairments	136	(424)	-	(288)

Sales of securities	(7,087)	-	-	(7,087)
Repayments and amortization of
fixed maturities	(3,007)	-	26	(2,981)

Balance at December 31, 2012	$14,053	$570	$2,558	$17,181

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments that are not carried at fair value but are subject to fair value disclosure requirements at December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$28,748	$22,165	$29,511	$23,109

FINANCIAL LIABILITIES:
Funds on deposit	$279,125	$278,084	$418,823	$417,310
Debt and junior subordinated
debt securities	$46,146	$46,146	$48,146	$48,146

The following methods and assumptions were used to estimate the fair value of the financial instruments that are not carried at fair value in the Consolidated Financial Statements:

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

Note 7.

Net Investment Income

Major categories of net investment income for the years ended December 31, 2012, 2011 and 2010 are summarized as follows (in thousands):

	2012	2011	2010

Fixed maturities	$27,785	$33,161	$34,022
Equity securities	1,967	2,749	4,661
Short-term investments	194	63	311
Policy loans	1,542	1,587	1,598
Partnership income:
Investment partnerships	592	677	684
Operating partnerships	1,435	1,591	694
Other	5	175	160
Investment expenses	(164)	(215)	(329)

Net investment income	$33,356	$39,788	$41,801

Note 8.

Net Realized Investment Gains and Losses

Net realized investment gains (losses) for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010

Sales of available-for-sale securities:
Fixed maturities	$6,837	$9,086	$8,407
Common stocks	419	(874)	654
Preferred stocks	(495)	749	413
Total sales of available-for-sale securities	6,761	8,961	9,474

Sales of trading securities	79	-	(1,619)
Other trading losses, net	-	-	(3,272)
Other gains (losses)	(1,409)	-	63
Total realized gains (losses) on securities	5,431	8,961	4,646

Unrealized gains (losses) on trading securities:
Available-for-sale securities transferred
to trading category	138	-	-
Change in unrealized gains (losses) on trading securities	(26)	-	-
Total unrealized gains (losses) on trading securities	112	-	-

Loss on other investment	(444)	(291)	-

Net realized investment gains (losses)	$5,099	$8,670	$4,646

For the years ended December 31, 2012, 2011 and 2010, the company realized gross gains of $10,629,000, $18,661,000 and $14,848,000, respectively, and gross losses of $3,868,000, $9,700,000 and $5,374,000, respectively, on sales of available-for-sale securities.

On January 1, 2012, the Company transferred equity securities previously classified as available-for-sale into the trading category and, as a result, recognized $287,000 of gross gains and $149,000 of gross losses in net realized investment gains on the accompanying Consolidated Statement of Operations. These gains and losses were previously included in accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at December 31, 2011.

In the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed the trading accounts of the Company. The broker-dealer went into bankruptcy.  The Company filed a claim to recover the maximum amount available from the Securities Investor Protection Corporation. Based on discussions with the trustee in bankruptcy in the fourth quarter of 2010 pertaining to the resolution of these claims, the Company recorded an additional $3,272,000 of pre-tax losses. A settlement agreement was entered into with the trustee in the first quarter of 2011 and payment was made by the Company in July 2011.

Note 9.

Other Investments

Other investments consist of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011

Policy loans	$22,165	$23,109
Investment partnership interests	3,647	4,139
Operating partnership interests	7,676	6,829
Investment in trust subsidiaries	1,146	1,146
Other	500	-

	$35,134	$35,223

The Company had invested a total of $3,152,000 at December 31, 2011 in a domestic feeder fund of Dolphin Limited Partnership III, L.P. (“Dolphin III").  In the fourth quarter of 2011, the Company withdrew $2,901,000 of its investment in Dolphin III, and in the first quarter of 2012, withdrew the remaining $3,585,000. The Company's net investment income from Dolphin III for the years ended December 31, 2012, 2011 and 2010 was $433,000, $876,000 and $659,000, respectively. An unsettled balance of $359,000, due upon completion of the audit of Dolphin III, is included in other receivables on the Consolidated Balance Sheet at December 31, 2012.

Note 10.

Acquisitions

The Company completed the following acquisitions in 2012, 2011 and 2010. The results of operations of the acquired companies are included in IHC's Consolidated Financial Statements from the respective acquisition dates. None of the goodwill recognized in these acquisitions is deductible for income tax purposes. With the exception of AMIC, the effect of the following acquisitions were not material, therefore pro forma results of operations have not been presented.

(A)

CPR Risk Management, Inc.

In February 2012, the Company acquired the net assets of CPR Risk Management, Inc. (“CPR”) for an aggregate purchase price of $275,000. The Company recorded other intangible assets of $327,000 representing customer relationships, which is being amortized over a weighted average period of 5.0 years.

(B)

Wisconsin Underwriting Associates, Inc.

In January 2011, the Company acquired the remaining 49% noncontrolling interest of Wisconsin Underwriting Associates, LLC ("WUA"). The difference between the fair value of the consideration paid and the amount of the non-controlling interest resulted in a credit of $391,000 to additional paid-in capital attributable to IHC Health Holdings Corp., a wholly owned subsidiary of the Company (“IHC Health Holdings”).

(C)

American Independence Corp.

Refer to Note 2 for the discussion pertaining to the acquisition of a controlling interest in AMIC in March 2010 and subsequent acquisitions of non-controlling interests.

(D)

Alliance Underwriters, LLC

In January 2010, the Company acquired the assets of a managing general underwriter, Alliance Underwriters, LLC for a $2,500,000 purchase price. The Company recorded goodwill of $1,459,000 and other intangible assets of $1,100,000, for the fair value of customer relationships, which is being amortized over a weighted average period of 8.0 years.

(E)

MedWatch, LLC

In January 2010, IHC Health Holdings acquired a 51% interest in the stock of MedWatch, LLC (“MedWatch”) for a $500,000 purchase price. The Company recorded goodwill of $581,000 and other intangible assets of $360,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 7.5 years. MedWatch provides utilization review and medical management services to fully insured and self-funded health plans. In the fourth quarter of 2011, the Company realized a loss of $9,000 on the Consolidated Statement of Operations resulting from the sale of its interest in MedWatch.

(F)

Hospital Bill Analysis, LLC

In January 2010, IHC Health Holdings acquired a 51% interest in the stock of Hospital Bill Analysis, LLC (“HBA”), a hospital bill review company, for a $500,000 purchase price. The Company recorded goodwill of $814,000 and other intangible assets of $200,000, primarily for the fair value of customer relationships, which is being amortized over a weighted average period of 7.0 years. In the fourth quarter of 2011, the Company realized a loss of $284,000 on the Consolidated Statement of Operations resulting from the sale of its interest in HBA.

Note 11.

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by business segment are as follows for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011

Balance at beginning of year	$50,318	$51,713
Fully Insured:
Sale of MedWatch	-	(581)
Sale of HBA	-	(814)

Balance at end of year	$50,318	$50,318

See Note 21 for goodwill carrying amounts by segment as of December 31, 2012 and 2011.

At December 31, 2012, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2012, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 56% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

At December 31, 2012 and 2011, the Company had other intangible assets of $18,271,000 and $17,715,000, respectively, net of accumulated amortization of $13,163,000 and $10,324,000, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets principally represent the estimated fair value of acquired agent and broker relationships. At December 31, 2012 and 2011, other intangible assets include $7,977,000 of intangible assets, primarily the estimated fair value of insurance licenses with indefinite lives, which are not subject to amortization.

The changes in the carrying amount of intangible assets by business segment are as follows for the years ended December 31, 2012 and 2011 (in thousands):

	Other Intangible Assets
			Total
			Other
	Definitive	Indefinite	Intangible
	Lives	Lives	Assets

Balance at December 31, 2010	$12,101	$7,977	$20,078
Fully insured:
Sale of MedWatch	(218)	-	(218)
Sale of HBA	(117)	-	(117)
Capitalized software development	233	-	233
Amortization expense	(2,261)	-	(2,261)

Balance at December 31, 2011	9,738	7,977	17,715
Medical Stop-Loss:
Acquired broker relationships	2,925	-	2,925
Fully insured:
Acquired CPR	327	-	327
Capitalized software development	144	-	144
Amortization expense	(2,840)	-	(2,840)

Balance at December 31, 2012	$10,294	$7,977	$18,271

In July 2012, AMIC acquired the assets and renewal contract rights of Medical Stop-Loss business from an unaffiliated MGU for an aggregate purchase price of $1,825,000.  The purchase price consists of $1,300,000 in cash and $525,000 in contingent consideration expected to be paid in early 2013 based on expected growth in the acquired block of business. AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.

In November 2012, AMIC entered into a consulting agreement to continue writing certain medical stop-loss business for an aggregate fee of $1,100,000. The fee consists of $500,000 in cash and $600,000 in contingent consideration expected to be paid in 2013 and 2014 based on the expected growth in the acquired block of business. AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Amortization
Year	Expense

2013	$3,288
2014	2,717
2015	1,618
2016	1,168
2017	765

Note 12.

Insurance Policy Claims and Reserves

The liabilities for unpaid claims and claim adjustment expenses and insurance reserves-health represent amounts necessary to provide for the estimated cost of settling claims relating to insured events that have been incurred prior to the balance sheet date which have not yet been settled.

Changes in the liability for reserves, unpaid claims and claim adjustment expenses for the Insurance Group's health and disability coverages for the years ended December 31, 2012, 2011 and 2010 are summarized below (in thousands).

	2012	2011	2010

Balance at beginning of year	$192,987	$197,968	$202,801
Less: reinsurance recoverable	83,137	82,724	100,711
Net balance at beginning of year	109,850	115,244	102,090

Gross reserves of AMIC acquired	-	-	27,373
Less: reinsurance recoverable	-	-	10,296
Net reserves of AMIC acquired	-	-	17,077

Amount incurred:
Current year	213,818	197,705	203,602
Prior years	(8,908)	(7,492)	(2,466)

Total	204,910	190,213	201,136

Amount paid, related to:
Current year	130,386	123,702	137,953
Prior years	68,523	71,905	67,106

Total	198,909	195,607	205,059

Net balance at end of year	115,851	109,850	115,244
Plus: reinsurance recoverable	78,629	83,137	82,724
Balance at end of year	$194,480	$192,987	$197,968

The preceding schedule reflects:  (i) the due and unpaid; (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The net favorable development in 2012 for prior years of $8,908,000 is primarily the result of $2,968,000 of net favorable developments in Medical Stop-Loss reserves, $375,000 in the Fully Insured reserves, $4,508,000 in the group disability reserves and $1,057,000 in all other reserves. The net favorable development in 2011 for prior years of $7,492,000 is primarily the result of $2,622,000 of net favorable developments in Medical Stop-Loss reserves, $2,276,000 in the Fully Insured reserves, $2,397,000 in the group disability reserves and $197,000 in all other reserves.  The net favorable development in 2010 for prior years of $2,466,000 is primarily the result of favorable development of $4,299,000 in the group disability reserves offset by $1,258,000 incurred in Medical Stop-Loss reserves and $575,000 incurred on all other reserves.

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

Note 13.

Debt and Junior Subordinated Debt Securities

(A)

Debt

In July 2011, a subsidiary of IHC amended its amortizing term loan with a commercial bank and increased its outstanding debt to $10,000,000. The amortizing term loan, as amended: (i) matures on July 1, 2016; (ii) bears a variable interest rate of Libor plus 3.35%; and (iii) requires principal payments in the amount of $2,000,000 annually, commencing on July 1, 2012 through maturity. The Company simultaneously entered into an interest rate swap with the commercial bank lender effectively fixing the rate at 4.95%. See Note 5 for further discussion pertaining to the interest rate swap. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life, Standard Security Life and the assets of such subsidiary of IHC. At December 31, 2012 and 2011, there was $8,000,000 and $10,000,000, respectively, of outstanding debt under this amortizing term loan.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2012 and 2011 (in thousands):

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

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary and, therefore, the trusts are unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recognized liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries at both December 31, 2012 and 2011. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, 400 basis points over the three-month LIBOR, (4.34% at December 31, 2012); Independence Preferred Trust II, 390 basis points over the three-month LIBOR, (4.24% at December 31, 2012); and Independence Preferred Trust III, 350 basis points over the three-month LIBOR (3.81% at December 31, 2012).

The capital securities are mandatorily redeemable upon maturity. The Company has the right to redeem the capital securities, in whole or in part without penalties with respect to Independence Preferred Trust I, Independence Preferred Trust II and Independence Preferred Trust III. The redemption price would be 100% (without penalty) of the principal amount plus accrued and unpaid interest.

Cash payments for interest on debt and junior subordinated debt securities were $2,107,000 $1,943,000 and $1,908,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 14.

Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share, none of which was issued as of December 31, 2012 and 2011.

Note 15.

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

In 2011, IHC issued of an aggregate 660,240 shares of IHC’s common stock in various private placements of unregistered securities under Section 4(2) of the Securities Act of 1933, as amended, in connection with the acquisition of an aggregate 900,325 shares of AMIC’s common stock.  See Note 2 regarding AMIC share acquisitions. Accordingly, the shares are "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption.

In August 2011, pursuant to the Exchange Offer discussed in Note 2, IHC issued 762,551 shares of its common stock, plus a de minimis amount of cash paid in-lieu, in exchange for 1,109,225 shares of AMIC’s common stock.

In 1991, IHC initiated a program of repurchasing shares of its common stock. In January 2010, the Board of Directors authorized the repurchase of up to 550,000 shares of IHC’s common stock, inclusive of prior authorizations, under the 1991 plan. Through December 31, 2012, the Company has repurchased 6,438,025 common shares at a cumulative cost of $41,771,000. This total includes repurchases of 100,246, 123,417 and 227,040 shares in 2012, 2011 and 2010, respectively.  All of the repurchased shares have been either retired, reissued, or have become treasury shares. At December 31, 2012, there were 99,297 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

Note 16.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans. AMIC disclosures reflect activity subsequent to the Acquisition Date.

A)

IHC Share-Based Compensation Plans

In June 2003, the stockholders approved the Independence Holding Company 2003 Stock Incentive Plan (the "2003 Plan") under which, 693,000 shares of common stock were reserved for options and other common stock awards. The final option grants under the 2003 Plan were made during 2006.

In June 2006, the stockholders approved the Independence Holding Company 2006 Stock Incentive Plan (the “2006 Plan") under which, 1,430,000 shares of common stock were reserved for options and other common stock awards.

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

At December 31, 2012, there were 357,118 shares available for future stock-based compensation grants under IHC’s stock incentive plans.

Total share-based compensation expense recorded for the years ended December 31, 2012, 2011 and 2010 was $799,000, $573,000 and $672,000, respectively, and the related tax benefits recognized for the years ended December 31, 2012, 2011 and 2010 were $319,000, $228,000 and $268,000, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2012 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2011	758,714	$9.71
Forfeited	(3,667)	9.09
Expired	(61,211)	13.73
December 31, 2012	693,836	$9.36

The following table summarizes information regarding outstanding and exercisable options:

	December 31, 2012
	Outstanding	Exercisable

Number of options	693,836	528,176
Weighted average exercise price per share	$9.36	$9.45
Aggregate intrinsic value for all options	$84	$84
Weighted average contractual term remaining	1.5 years	1.3 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair value of options granted during the year ended December 31, 2010 was $1.43 per share. No options were granted in 2012 or 2011. The assumptions set forth in the table below were used to value these grants:

2010

Weighted-average risk-free interest rate	2.3%
Annual dividend rate per share	0.5%
Weighted-average volatility factor of the
Company's common stock	45.0%
Weighted-average expected term of options	4.5 years

Compensation expense of $237,000, $292,000 and $494,000 was recognized in the years ended December 31, 2012, 2011 and 2010, respectively, for the portion of the grant-date fair value of stock options vested during that period.

As of December 31, 2012, compensation costs related to non-vested stock options have been substantially recognized as those shares will fully vest in the first week in January 2013.

Restricted Stock

IHC issued 7,425 restricted stock awards during years ended December 31, 2012 and 2011, and issued 2,475 restricted stock awards in the year ended December 31, 2010 with weighted-average grant-date fair values of $9.39, $9.84 and $6.37 per share, respectively. The total fair value of restricted stock that vested in 2012, 2011 and 2010 was $40,000, $23,000 and $23,000, respectively. Restricted stock expense was $45,000, $27,000 and $28,000 in 2012, 2011 and 2010, respectively.

The following table summarizes IHC’s restricted stock activity for the year ended December 31, 2012:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2011	9,900	$8.95
Granted	7,425	9.39
Vested	(4,125)	8.40

December 31, 2012	13,200	$9.37

At December 31, 2012, the total unrecognized compensation cost related to non-vested restricted stock awards was $96,000 which is expected to be recognized as compensation expense over a weighted average period of 2.0 years.

SARs and Share-Based Performance Awards

IHC had 269,950 and 230,450 SAR awards outstanding at December 31, 2012 and 2011, respectively. During the year ended 2012 and 2011, the Company granted 56,000 SAR awards and 120,450 SAR awards, respectively. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. For years ended December 31, 2012, 2011 and 2010, IHC recorded $428,000, $209,000 and $79,000, respectively, of compensation costs for these awards.  In 2012, 13,750 SARs were exercised with an aggregate intrinsic value of $33,000, and 2,750 SARs were forfeited. No SARs were exercised or forfeited during the years ended December 31, 2011 or 2010. Included in Other Liabilities in the Company’s Consolidated Balance Sheets at December 31, 2012 and December 31, 2011 are liabilities of $683,000 and $288,000, respectively, pertaining to SARs.

Other outstanding awards include share-based performance awards. Compensation costs for these awards are recognized and accrued as performance conditions are met, based on the current share price. For the years ended December 31, 2012, 2011 and 2010, IHC recorded $89,000, $45,000 and $74,000, respectively, of compensation costs for these awards.  The intrinsic value of share-based performance awards paid during the years ended December 31, 2012, 2011 and 2010 was $57,000, $55,000 and $54,000, respectively. Included in the other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011 are liabilities of $97,000 and $65,000, respectively, pertaining to share-based performance awards.

B)

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $33,000 and $43,000 for the years ended December 31, 2012 and 2011, respectively, and was $62,000 for the period between the Acquisition Date and December 31, 2010. Related tax benefits of $11,000 and $15,000 were recognized for the years ended December 31, 2012 and 2011, respectively, and $21,000 was recognized for the period between the Acquisition Date and December 31, 2010.

Effective July 1, 2009, AMIC implemented the 2009 Stock Incentive Plan (“AMIC 2009 Plan”), which the AMIC stockholders approved on June 19, 2009.  The AMIC 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the AMIC 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting ratably over four years.  AMIC’s 1998 Plan, which expired by its terms on October 7, 2008, had reserved for issuance a total of 7,154,198 common stock shares.  At December 31, 2012, stock options for 227,285 common stock shares were outstanding, stock options for 215,062 common stock shares were vested, and 6,517,221 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under AMIC’s 1998 Plan prior to its expiration are still in effect.

Stock Options

The following table summarizes information regarding AMIC’s outstanding and exercisable options for the year ended December 31, 2012:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2011	333,956	$10.43
Expired	(90,003)	7.87
Forfeited	(16,668)	11.10
December 31, 2012	227,285	$11.40

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of December 31, 2012:

	December 31, 2012
	Outstanding	Exercisable

Number of options	227,285	215,062
Weighted average exercise price per share	$11.40	$11.74
Aggregate intrinsic value for all options (in thousands)	$5	$4
Weighted average contractual term remaining	3.08 years	2.79 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the year ended December 31, 2012. The weighted average grant-date fair-value of options granted during the year ended December 31, 2011 and during the period between the Acquisition Date and December 31, 2010 was $3.02 and $2.79 per share, respectively. The assumptions set forth in the table below were used to value the stock options granted during the periods:

	2011	2010

Weighted-average risk-free interest rate	3.11	3.69
Annual dividend rate per share	-	-
Weighted-average volatility factor of the Company's common stock	36.89%	45.0%
Weighted-average expected term of options	5 years	5 years

Compensation expense of $33,000, $36,000 and $47,000 was recognized for the years ended December 31, 2012, 2011, and for the period between the Acquisition Date and December 31, 2010, respectively, representing the portion of the grant-date fair value of AMIC’s stock options vesting during those periods.

No options were exercised during the year ended December 31, 2012. AMIC received cash proceeds of $57,000 upon the exercise of 13,611 options with an intrinsic value of $11,000 during the year ended December 31, 2011. AMIC received cash proceeds of $45,000 upon the exercise of 10,000 options with an intrinsic value of $1,000 during the period between the Acquisition Date and December 31, 2010.

As of December 31, 2012, the total unrecognized compensation expense related to AMIC’s non-vested options was $48,000 which will be recognized over the remaining requisite service periods.

Restricted Stock

AMIC issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued since then. AMIC had no unvested restricted stock awards outstanding at December 31, 2012 and 2011. The total fair value of AMIC’s restricted stock that vested during the year ended December 31, 2011 and during the period between the Acquisition Date and December 31, 2010 was $12,000 and $13,000, respectively. Restricted stock expense was $7,000 and $15,000 for the year ended December 31, 2011 and for the period between the Acquisition Date and December 31, 2010, respectively.

Note 17.

Income Taxes

As of December 31, 2012, IHC and its subsidiaries, excluding AMIC, filed a consolidated Federal income tax return on a June 30 fiscal year and AMIC continued to file its own separate income tax return on a September 30 fiscal year. Effective January 15, 2013, AMIC will be included in the consolidated Federal income tax returns of IHC on a June 30 fiscal year as a result of the increase in IHC’s ownership interest in AMIC to over 80%. The provision for income tax expense (benefit) attributable to income from continuing operations as shown in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010

CURRENT:
U.S. Federal	$2,555	$4,397	$(2,973)
State and Local	648	523	456
	3,203	4,920	(2,517)

DEFERRED:
U.S. Federal	(1,188)	(912)	12,698
State and Local	(12)	(276)	2,402
	(1,200)	(1,188)	15,100

	$2,003	$3,732	$12,583

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

Taxes computed at the Federal statutory rate of 35% in 2012, 2011 and 2010, attributable to pretax income from continuing operations, are reconciled to the Company's actual income tax expense on income from continuing operations as follows (in thousands):

	2012	2011	2010

Tax computed at the statutory rate	$8,615	$6,474	$12,688
Dividends received deduction and tax
exempt interest	(1,336)	(600)	(1,816)
State and local income taxes, net of Federal effect	414	444	1,858
AMIC deferred income tax reversal	-	(2,319)	-
AMIC valuation allowance adjustment	(5,900)	-	-
Other, net	210	(267)	(147)

Income tax expense	$2,003	$3,732	$12,583

Deferred income tax expense for the year ended December 31, 2012 allocated to stockholders' equity (principally for net unrealized gains on investment securities) was $3,683,000, representing the increase in the related net deferred tax liability to $7,451,000 at December 31, 2012 from $3,768,000 at December 31, 2011.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2012 and 2011 are summarized below (in thousands). The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. IHC and its subsidiaries, excluding AMIC, have certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on its deferred tax assets at December 31, 2012 or 2011. The net deferred tax asset relative to AMIC included in other assets on IHC’s Consolidated Balance Sheets at December 31, 2012 and 2011 was $12,173,000 and $8,030,000, respectively.

	2012	2011
DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$970	$1,996
Unrealized losses on investment securities	146	197
Investment write-downs	1,932	5,189
Loss carryforwards	116,913	114,876
Insurance reserves	1,135	1,269
Other	4,820	4,407
Total gross deferred tax assets	125,916	127,934
Less AMIC valuation allowance	(78,572)	(84,665)

Net deferred tax assets	47,344	43,269

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(8,984)	(9,942)
Insurance reserves	(7,129)	(6,101)
Unrealized gains on investment securities	(8,134)	(4,336)
Other	(10,668)	(7,892)

Total gross deferred tax liabilities	(34,915)	(28,271)

Net deferred tax asset	$12,429	$14,998

As of December 31, 2012, IHC and its subsidiaries, excluding AMIC, had NOL carryforwards arising from limitations on offsetting non-life insurance company losses against life insurance company income. The non-life insurance company NOL carryforwards amount to approximately $43,000,000 at December 31, 2012, which expire in varying amounts between 2025 and 2033. In addition, as of December 31, 2012, IHC and its subsidiaries, excluding AMIC, had capital tax loss carryforwards of approximately $13,400,000 expiring in 2014, 2015 and 2018 arising from excess capital losses realized by the life insurance company group.

At December 31, 2012, AMIC had federal NOL carryforwards of approximately $271,770,000 which expire in varying amounts between the years 2019 and 2031, a significant portion of which expires in the year 2021. At December 31, 2012, AMIC also had NOL carryforwards of approximately $25,814,000 for state income tax purposes in the State of California.  Management believes that it is more likely than not that the state tax benefit of these NOL carryforwards will not be realized and has provided a valuation allowance against the full amount.

IHC’s or AMIC's ability to utilize its loss carryforwards would be substantially reduced if IHC or AMIC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. IHC or AMIC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year '"testing period" by "5% stockholders."

As the loss carryforwards are utilized by IHC and AMIC, the amount of loss carryforwards could be reduced upon audit by the IRS for those tax years open for assessment under the statute of limitations.

During the year ended December 31, 2012 and 2011, AMIC decreased its valuation allowance by $6,093,000 and $1,394,000, respectively. The December 31, 2012 valuation allowance decrease included

$5,900,000 for the projected utilization of federal net operating losses allocated to operations. The valuation allowance at December 31, 2012 and 2011 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, and AMIC, will realize the benefits of these net deferred tax assets recorded at December 31, 2012. As of December 31, 2012, IHC and its subsidiaries, and AMIC, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

Interest expense and penalties for the years ended December 31, 2012, 2011 and 2010 are insignificant.

Net cash payments (receipts) for income taxes were $550,000, $(3,626,000) and $637,000 in 2012, 2011 and 2010, respectively.

Note 18.

Commitments and Concentration of Credit Risk

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2012, 2011 and 2010 for operating leases was $3,750,000, $4,016,000 and $4,942,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2012 are as follows (in thousands):

2013	$2,981
2014	2,696
2015	2,576
2016	2,070
2017	784
2018 and thereafter	462

Total	$11,569

At December 31, 2012, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with a carrying value of $12,468,000 and $11,406,000 were on deposit with various state insurance departments at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had net receivables of $44,045,000 and $34,236,000 from two different reinsurers, Alterra Bermuda, Inc. and RGA Reinsurance Company, respectively, which are rated A and A+, respectively, by A.M. Best.  These are the only reinsurers with net receivables that individually exceed 10% of the stockholders' equity of the Company. The Company believes that these receivables are fully collectible.

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

On January 2, 2013, Madison National Life was named one of several defendants in a lawsuit related to certain provisions of a particular health insurance plan whereby Madison National Life was the insurance carrier during one of the years in question. Because legal discovery has not commenced and many aspects of the lawsuit are as yet unknown, it is not possible to provide a meaningful estimate of the lawsuit’s ultimate financial effect, if any, on the Company.

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

The Company did not record any significant policy block acquisitions in 2012 or 2011. During 2010, Madison National Life acquired a block of life insurance policies with approximately $1,603,000 of reserves.

Note 20.

Reinsurance

Standard Security Life, Madison National Life and Independence American reinsure portions of certain business in order to limit the assumption of disproportionate risks. Standard Security Life, Madison National Life and Independence American retain varying amounts of individual life or group life insurance. Amounts not retained are ceded to other companies on an automatic or facultative basis.  In addition, Standard Security Life, Madison National Life and Independence American participate in various coinsurance treaties on a quota share or excess basis. Standard Security Life, Madison National Life and Independence American are contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

The effect of reinsurance on life insurance in-force, benefits to policyholders and premiums earned is as follows (in thousands):

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

Life Insurance In-Force:

December 31, 2012	$11,293,128	$213,041	$6,004,459	$5,501,710	3.9%
December 31, 2011	$11,322,537	$236,650	$6,207,385	$5,351,802	4.4%
December 31, 2010	$11,253,298	$291,467	$5,797,444	$5,747,321	5.1%

Benefits to Policyholders:

December 31, 2012	$286,859	$53,966	$111,937	$228,888	23.6%
December 31, 2011	$272,128	$53,929	$101,994	$224,063	24.1%
December 31, 2010	$307,988	$65,624	$132,936	$240,676	27.3%

Premiums Earned:

December 31, 2012
Health	$400,076	$60,232	$140,653	$319,655	18.8%
Life and annuity	47,790	7,538	18,916	36,412	20.7%
	$447,866	$67,770	$159,569	$356,067	19.0%

December 31, 2011
Health	$377,294	$51,703	$130,451	$298,546	17.3%
Life and annuity	48,881	7,663	18,676	37,868	20.2%
	$426,175	$59,366	$149,127	$336,414	17.6%

December 31, 2010
Health	$394,446	$55,036	$159,896	$289,586	19.0%
Life and annuity	48,280	8,712	20,432	36,560	23.8%
	$442,726	$63,748	$180,328	$326,146	19.5%

Included in Gross Amount in 2010 are $8,452,000 of premiums written through AMIC subsidiaries prior to its consolidation in 2010. Included in Ceded to Other Companies in 2010 are $5,867,000 of Premiums Earned and $3,020,000 of Benefits to Policyholders for business ceded to Independence American, a subsidiary of AMIC prior to its consolidation in 2010.

Effective January 26, 2012, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer to cede group annuity reserves. In accordance with the agreement, Standard Security Life transferred $143,537,000 of cash in the first quarter of 2012 and recorded a corresponding amount as due from reinsurers. The Company received final approval from the New York State Insurance Department to convert the transfer from a coinsurance to an assumption agreement which contractually relieves Standard Security Life of liability with regards to the policies. During the third quarter of 2012, a significant portion of the reserves were assumed. In anticipation of such agreement, the Company wrote-off $4,568,000 of deferred acquisition costs on December 31, 2011.

Note 21.

Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves and liabilities of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Information by business segment for the years ended December 31, 2012, 2011 and 2010 is presented below (in thousands).

	2012	2011	2010

Revenues:
Medical Stop-Loss (A)	$146,378	$123,497	$130,654
Fully Insured Health (B)	171,492	167,900	150,684
Group disability; life, annuities and DBL (C)	52,049	60,376	65,972
Individual life, annuities and other	53,207	58,103	58,641
Corporate	540	973	28,590
	423,666	410,849	434,541
Net realized investment gains	5,099	8,670	4,646
Other-than-temporary impairment losses	(704)	(1,523)	(3,819)

Total revenues	$428,061	$417,996	$435,368

Income (loss) from continuing operations
before income taxes:
Medical Stop-Loss (A)	$15,818	$8,983	$1,878
Fully Insured Health (B)	4,360	7,692	3,126
Group disability; life, annuities and DBL (C) (D)	8,607	1,733	6,646
Individual life, annuities and other	905	389	2,217
Corporate	(7,380)	(5,481)	23,470
	22,310	13,316	37,337
Interest expense	(2,091)	(1,965)	(1,912)
Net realized investment gains	5,099	8,670	4,646
Other-than-temporary impairment losses	(704)	(1,523)	(3,819)

Income (loss) from continuing operations
before income taxes	$24,614	$18,498	$36,252

(A)

The amount includes equity income from AMIC (prior to its acquisition) of $14,000 for the year 2010.

(B)

The amount includes equity income from AMIC (prior to its acquisition) of $244,000 for the year ended December 31, 2010.

(C)

The amount includes equity income from AMIC (prior to its acquisition) of $22,000 for the year ended December 31, 2010.

(D)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for the recent acquisitions. Total amortization expense was $2,453,000, $2,374,000 and $2,382,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for the other segments is insignificant.

	2012	2011

IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss (A)	$184,125	$164,593
Fully Insured Health (B)	184,796	159,404
Group disability; life, annuities and DBL	156,556	311,422
Individual life, annuities and other	703,211	689,522
Corporate	33,620	33,918
	$1,262,308	$1,358,859

(A)

The Medical Stop-Loss segment includes allocated goodwill of $5,664,000 at both December 31, 2012 and 2011.

(B)

The Fully Insured Health segment includes allocated goodwill of $44,654,000 at both December 31, 2012 and 2011.

Note 22.

Dividend Restrictions and Statutory Information

Dividends from Madison National Life are subject to the prior notification to the Commissioner of Insurance of the State of Wisconsin if such dividend distribution exceeds 115% of the distribution for the corresponding period of the previous year.  In addition, if such dividends, together with the fair market value of other dividends paid or credited and distributions made within the preceding twelve months, exceed the lesser of (i) total net income for the preceding calendar year minus realized capital gains for that calendar year and (ii) 10% of surplus with regard to policyholders as of December 31 of the preceding year, such dividends may be paid so long as such dividends have not been disapproved by the Wisconsin Insurance Commissioner within 30 days of its receipt of notice thereof. In the fourth quarter of 2011, upon approval by the Wisconsin Insurance Commissioner, Madison National Life transferred to its parent, a subsidiary of IHC, all of the outstanding common stock of its wholly owned subsidiary, Standard Security Life, representing an extraordinary dividend with a statutory value of $106,314,000. In addition, Madison National Life declared and paid cash dividends of $3,450,000, $2,000,000 and $3,450,000, in 2012, 2011 and 2010, respectively.  Madison National Life's statutory capital and surplus was $72,304,000 and $70,266,000 as of December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, Madison National Life's statutory net income was $11,903,000, $15,080,000 and $12,820,000, respectively.

The payment of dividends by Standard Security Life to its parent, a subsidiary of IHC, is subject to the prior notification to the New York State Insurance Department if such dividends, together with other dividends in such calendar year exceed the lesser of (i) 10% of surplus as regards policyholders as of the immediately preceding calendar year and (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains. Such dividends may be paid so long as they have not been disapproved by the New York State Department of Insurance within 30 days of its receipt of notice thereof. Standard Security Life declared and paid dividends to its parent of $7,980,000, $4,950,000 and $8,500,000 in 2012, 2011 and 2010, respectively. Standard Security Life's statutory capital and surplus was $116,282,000 and $106,481,000 as of December 31, 2012 and 2011, respectively.

For the years ended December 31, 2012, 2011 and 2010, Standard Security Life's statutory net income was $15,805,000, $7,709,000 and $3,267,000, respectively.

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the December 31 next preceding.  Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American paid dividends of $2,000,000, $1,000,000 and $1,500,000 in 2012, 2011 and 2010, respectively. Independence American’s statutory surplus was $54,427,000 and $51,407,000 as of December 31, 2012 and 2011, respectively, and statutory net income was $3,271,000, $4,542,000 and $2,697,000 for 2012, 2011 and 2010, respectively.

The insurance subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. At December 31, 2012 and 2011, the statutory capital of our insurance subsidiaries is significantly in excess of regulatory RBC requirements.

Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends to shareholders are paid from funds available at the corporate holding company level. In 2012, IHC increased its annual dividend from $.045 to $.07 per share. In February 2012, IHC announced a special 10% stock dividend payable to shareholders. See Note 15 for more information regarding the stock dividend. IHC declared cash dividends of $1,271,000 in 2012, $807,000 in 2011 and $762,000 in 2010.

Note 23.

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) include (i) the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities and (ii) the after-tax unrealized gains and losses on certain derivative instruments.

Changes in the balances for each component of accumulated other comprehensive income, shown net of taxes, for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010

Unrealized Gains and Losses Available-for Sale:
Beginning balance	$8,150	$633	$(7,104)

Unrealized gains (losses) on investments	13,519	15,737	14,608
Other-than-temporary impairments
recognized in other comprehensive income	(247)	(618)	-
Adjustments to DAC (Refer to Note 1G)	(2,930)	(2,453)	(3,042)
Unrealized gains (losses) on investments arising
during the year before reclassifications	10,342	12,666	11,566
Amounts reclassified from accumulated
other comprehensive income	(3,146)	(4,926)	(3,585)
Other comprehensive income	7,196	7,740	7,981

Less: Other comprehensive income attributable
to noncontrolling interests	(118)	(343)	(244)
Purchases of noncontrolling interests	3	120	-

Ending balance	$15,231	$8,150	$633

Derivative instruments:
Beginning balance	$(297)	$-	$-

Other comprehensive income before
reclassifications	79	(297)	-
Amounts reclassified from accumulated
other comprehensive income	-	-	-
Other comprehensive income	79	(297)	-

Ending balance	$(218)	$(297)	$-

Total accumulated other comprehensive income	$15,013	$7,853	$633

Amounts reclassified from other comprehensive income to earnings for the years ended December 31, 2012, 2011 and 2010, and the related tax effects, were as follows (in thousands):

	Before	Tax	Net of
	Tax	Effect	Tax

2012:
Unrealized gains on available-for-sale securities arising during the year	$15,475	$(5,133)	$10,342
Reclassification adjustments to income statement line items:
Net realized investment gains	(5,352)	1,684	(3,668)
Net impairment losses recognized in earnings	704	(182)	522
Net unrealized gains on available-for-sale securities	10,827	(3,631)	7,196
Net unrealized gains (losses) on derivative instruments	131	(52)	79

Other comprehensive income	$10,958	$(3,683)	$7,275

2011:
Unrealized gains on available-for-sale securities arising during the year	$18,783	$(6,117)	$12,666
Reclassification adjustments to income statement line items:
Net realized investment gains	(8,961)	3,026	(5,935)
Net impairment losses recognized in earnings	1,523	(514)	1,009
Net unrealized gains on available-for-sale securities	11,345	(3,605)	7,740
Net unrealized gains (losses) on derivative instruments	(494)	197	(297)

Other comprehensive income	$10,851	$(3,408)	$7,443

2010:
Unrealized gains on available-for-sale securities arising during the year	$17,964	$(6,398)	$11,566
Reclassification adjustments to income statement line items:
Net realized investment gains	(9,474)	3,433	(6,041)
Net impairment losses recognized in earnings	3,819	(1,363)	2,456
Net unrealized gains on available-for-sale securities	12,309	(4,328)	7,981
Net unrealized gains (losses) on derivative instruments	-	-	-

Other comprehensive income	$12,309	$(4,328)	$7,981

Note 24.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years ended December 31, 2012 and 2011 are summarized below (in thousands, except per share data):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2012

Total revenues	$102,156	$101,443	$111,502	$112,960

Net income	$4,330	$3,830	$4,390	$10,061
Less income from noncontrolling interests
in subsidiaries	(408)	(299)	(472)	(1,771)

Net income attributable to IHC	$3,922	$3,531	$3,918	$8,290

Basic income per common share	$.22	$.20	$.22	$.46

Diluted income per share	$.22	$.20	$.22	$.46

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2011

Total revenues	$104,319	$105,525	$103,659	$104,493

Net income	$3,800	$3,464	$4,011	$3,491
Less income from noncontrolling interests
in subsidiaries	(616)	(424)	(457)	(266)

Net income attributable to IHC	$3,184	$3,040	$3,554	$3,225

Basic income per common share	$.19	$.17	$.20	$.18

Diluted income per share	$.19	$.17	$.20	$.18

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2012
(In thousands)
			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES, AVAILABLE-FOR-SALE:
Bonds:
United States Government and Government
agencies and authorities	$67,371	$68,900	$68,900
States, municipalities and political subdivisions	260,086	268,225	268,225
Foreign governments	21,888	21,968	21,968
Public utilities	51,244	51,668	51,668
All other corporate bonds	284,365	300,851	300,851
Redeemable preferred stock	6,323	7,990	7,990

TOTAL FIXED MATURITIES	691,277	719,602	719,602

EQUITY SECURITIES, AVAILABLE-FOR-SALE
AND TRADING:
Common stocks:
Public utilities	722	715	715
Banks, trust and insurance companies	215	216	216
Industrial, miscellaneous and all other	5,967	6,085	6,085
Non-redeemable preferred stocks	15,355	15,598	15,598

TOTAL EQUITY SECURITIES	22,259	22,614	22,614

Policy loans	22,165	22,165	22,165
Short-term investments and resale agreements	34,006	34,006	34,006
Other long-term investments	12,969	12,969	12,969

TOTAL INVESTMENTS	$782,676	$811,356	$811,356

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2012	2011

ASSETS:
Cash and cash equivalents	$589	$3,098
Fixed maturities, available-for-sale	5,667	-
Other investments	1,146	4,298
Investments in consolidated subsidiaries	365,235	331,784
Taxes receivable	17,356	16,233
Goodwill	228	228
Other assets	426	56

TOTAL ASSETS	$390,647	$355,697

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$6,692	$4,586
Amounts due to consolidated subsidiaries, net	36,155	28,813
Income taxes payable	6,807	7,597
Junior subordinated debt securities	38,146	38,146
Dividends payable	-	411

TOTAL LIABILITIES	87,800	79,553

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock (A)	18,462	18,451
Paid-in capital	126,589	126,298
Accumulated other comprehensive income	15,013	7,853
Treasury stock, at cost (B)	(4,533)	(3,277)
Retained earnings	130,153	111,752

TOTAL IHC’S STOCKHOLDERS' EQUITY	285,684	261,077
NONCONTROLLING INTERESTS IN SUBSIDIARIES	17,163	15,067

TOTAL EQUITY	302,847	276,144

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$390,647	$355,697

(A)

Common stock $1 par value, 23,000,000 and 20,000,000 shares authorized, respectively; 18,461,992 and 18,450,917 shares issued, respectively, 17,932,954 and 18,052,660 shares outstanding, respectively.

(B)

Treasury stock, at cost; 529,038 and 398,257 shares, respectively, outstanding.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF OPERATIONS (In thousands)
(PARENT COMPANY ONLY)

	2012	2011	2010

REVENUES:
Net investment income	$491	$929	$746
Net realized investment gains	2	23	62
Other income	2,251	3,138	3,142

	2,744	4,090	3,950

EXPENSES:
Interest expense on debt	1,638	1,575	1,589
General and administrative expenses	5,125	4,088	3,805

	6,763	5,663	5,394

Loss before tax benefit	(4,019)	(1,573)	(1,444)
Income tax benefit	(1,528)	(563)	(559)

Loss before equity in net income of subsidiaries	(2,491)	(1,010)	(885)
Equity in net income of subsidiaries	25,102	15,776	24,554

Income from continuing operations	22,611	14,766	23,669

Discontinued operations:
Loss from discontinued operations	-	-	(256)

Net income	22,611	14,766	23,413

Less income from noncontrolling interests in
subsidiaries	(2,950)	(1,763)	(1,676)

Net income attributable to IHC	$19,661	$13,003	$21,737

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	2012	2011	2010

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$22,611	$14,766	$23,413
Adjustments to net income:
Equity in net income of subsidiaries	(25,102)	(15,776)	(24,554)
Loss from discontinued operations	-	-	256
Other	604	(1,470)	(640)
Changes in other assets and liabilities	(439)	1,828	368

Net change in cash from operating activities	(2,326)	(652)	(1,157)

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Decrease in investments in and advances to consolidated subsidiaries	5,109	2,264	1,762
Purchases of fixed maturities	(11,781)	(497)	(2,567)
Sales of fixed maturities	6,109	1,271	5,377
Net distributions from (additions to) other investments	3,152	2,025	(659)
Other investing activities	-	-	(199)

Net change in cash from investing activities	2,589	5,063	3,714

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Repurchases of common stock	(941)	(911)	(1,591)
Cash paid in acquisitions of noncontrolling interests	(58)	(62)	-
Excess tax benefits from exercises of common stock options
and vesting of restricted stock	(94)	(164)	(51)
Dividends paid	(1,681)	(777)	(767)
Other financing activities	2	-	-

Net change in cash from financing activities	(2,772)	(1,914)	(2,409)

Net change in cash and cash equivalents	(2,509)	2,497	148
Cash and cash equivalents, beginning of year	3,098	601	453

Cash and cash equivalents, end of year	$589	$3,098	$601

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		FUTURE
		POLICY				INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,	UNEARNED	NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	PREMIUMS	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	(3)	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2012
Medical Stop-Loss	$-	59,029	-	139,724	4,990	90,406	-	40,154	$139,724
Fully Insured Health	48	41,034	6,897	141,546	1,733	94,700	17	72,415	145,202
Group disability; life,
annuities and DBL	-	126,840	1,347	49,315	2,618	27,663	-	15,779	49,212
Individual life, annuities
and other	33,353	535,899	209	25,482	23,475	32,022	6,549	13,731	25,479
Corporate	-	-	-	-	540	-	-	7,920	-
	$33,401	762,802	8,453	356,067	33,356	244,791	6,566	149,999	$359,617

December 31, 2011
Medical Stop-Loss	$-	58,741	-	114,478	4,399	75,490	-	39,024	$114,478
Fully Insured Health	65	32,508	1,471	141,322	1,429	89,040	21	71,147	142,206
Group disability; life,
annuities and DBL	-	265,595	2,565	50,698	9,495	37,946	5,099	15,598	50,871
Individual life, annuities
and other	37,036	545,037	283	29,916	23,492	36,386	6,449	14,879	29,913
Corporate	-	-	-	-	973	-	-	6,454	-
	$37,101	901,881	4,319	336,414	39,788	238,862	11,569	147,102	$337,468

December 31, 2010
Medical Stop-Loss	$-	64,339	-	121,156	4,080	89,968	-	38,808	$121,156
Fully Insured Health	87	34,540	1,452	120,818	1,454	81,676	28	65,854	120,598
Group disability; life,
annuities and DBL	4,015	249,937	2,336	55,828	9,668	41,440	497	17,389	55,791
Individual life, annuities
and other	39,363	547,527	255	28,344	25,839	38,234	5,718	12,472	28,340
Corporate	-	-	-	-	760	-	-	5,120	-
	$43,465	896,343	4,043	326,146	41,801	251,318	6,243	139,643	$325,885

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

10.9

Amended and Restated Officer Employment Agreement, by and among Independence Holding Company, IHC Specialty Benefits, Inc. and Mr. Jeffrey C. Smedsrud, dated as of May 22, 2012 (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2012, and incorporated herein by reference).

10.10

Amended and Restated Officer Employment Agreement, by and among Independence Holding Company, Actuarial Management Corporation and Mr. Bernon R. Erickson, Jr., dated as of May 22, 2012 (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2012, and incorporated herein by reference).

10.11  Officer Employment Agreement, by and among Independence Holding Company, IHC Risk Solutions, LLC and Mr. Michael A. Kemp, dated as of May 22, 2012 (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 29, 2012, and incorporated herein by reference).

21

Subsidiaries of Independence Holding Company, as of December 31, 2012.*

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

*Filed herewith.