Form 10-Q
period 2013-03-31
INDEPENDENCE HOLDING CO
filed 2013-05-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 3, 2013
Common stock, $ 1.00 par value	17,853,244 Shares

INDEPENDENCE HOLDING COMPANY

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	13,418	33,956
Trading securities	6,546	7,016
Fixed maturities, available-for-sale	765,261	719,602
Equity securities, available-for-sale	8,288	15,598
Other investments	35,733	35,134
Total investments	829,296	811,356

Cash and cash equivalents	19,029	23,945
Due from securities brokers	17,072	15,609
Deferred acquisition costs	34,251	33,401
Due and unpaid premiums	64,171	49,430
Due from reinsurers	166,159	166,880
Premium and claim funds	41,082	40,596
Notes and other receivables	16,991	20,207
Goodwill	50,318	50,318
Other assets	44,501	50,566

TOTAL ASSETS	$1,282,870	$1,262,308

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves-health	$199,666	$183,163
Insurance reserves-life and annuity	278,155	277,522
Funds on deposit	277,610	278,084
Unearned premiums	10,325	8,453
Policy claims-health	11,359	11,317
Policy claims-life	12,216	12,716
Other policyholders' funds	24,715	22,373
Due to securities brokers	7,124	356
Due to reinsurers	41,795	48,192
Accounts payable, accruals and other liabilities	69,343	71,139
Debt	8,000	8,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	978,454	959,461

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	- -
Common stock $1.00 par value, 23,000,000 shares authorized;
18,463,298 and 18,461,992 shares issued;
17,876,705 and 17,932,954 shares outstanding	18,463	18,462
Paid-in capital	127,036	126,589
Accumulated other comprehensive income	13,627	15,013
Treasury stock, at cost; 586,593 and 529,038 shares	(5,098)	(4,533)
Retained earnings	134,854	130,153

TOTAL IHC STOCKHOLDERS’ EQUITY	288,882	285,684
NONCONTROLLING INTERESTS IN SUBSIDIARIES	15,534	17,163

TOTAL EQUITY	304,416	302,847

TOTAL LIABILITIES AND EQUITY	$1,282,870	$1,262,308

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
REVENUES:
Premiums earned:
Health	$108,216	$74,285
Life and annuity	9,152	9,489
Net investment income	8,001	8,751
Fee income	6,542	7,421
Other income	1,352	1,156
Net realized investment gains	4,619	1,137

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	-	(83)
Portion of losses recognized in other comprehensive income (loss)	-	-
Net impairment losses recognized in earnings	-	(83)

	137,882	102,156
EXPENSES:
Insurance benefits, claims and reserves:
Health	75,444	46,193
Life and annuity	10,016	10,942
Selling, general and administrative expenses	42,880	36,472
Amortization of deferred acquisitions costs	1,440	1,594
Interest expense on debt	487	539

	130,267	95,740

Income from operations before income taxes	7,615	6,416
Income taxes	2,575	2,086

Net income	5,040	4,330
Less: income from noncontrolling interests in subsidiaries	(339)	(408)

NET INCOME ATTRIBUTABLE TO IHC	$4,701	$3,922

Basic income per common share	$.26	$.22

WEIGHTED AVERAGE SHARES OUTSTANDING	17,919	18,029

Diluted income per common share	$.26	$.22

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	18,040	18,176

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income	$5,040	$4,330
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, pre-tax	(2,107)	705
Tax (benefit) on unrealized gains (losses) on available-for-sale securities	(580)	300
Unrealized gains(losses) on available-for-sale securities, net of taxes	(1,527)	405

Unrealized gains (losses) on cash flow hedge, pre-tax	23	(36)
Tax (benefit) on unrealized gains (losses) on cash flow hedge	9	(14)
Unrealized gains (losses) on cash flow hedge, net of taxes	14	(22)

Other comprehensive income (loss), net of tax	(1,513)	383

COMPREHENSIVE INCOME, NET OF TAX	3,527	4,713

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(339)	(408)
Other comprehensive loss, net of tax, attributable to noncontrolling interests:
Unrealized losses on available-for-sale securities, net of tax	91	33
Other comprehensive loss, net of tax, attributable to
noncontrolling interests	91	33

COMPREHENSIVE INCOME, NET OF TAX, ATTRIBUTABLE
NONCONTROLLING INTERESTS	(248)	(375)

COMPREHENSIVE INCOME, NET OF TAX, ATTRIBUTABLE TO IHC	$3,279	$4,338

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2013 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2012	$18,462	$126,589	$15,013	$(4,533)	$130,153	$285,684	$17,163	$302,847

Net income					4,701	4,701	339	5,040
Other comprehensive income
(loss), net of tax			(1,422)			(1,422)	(91)	(1,513)
Repurchases of common				(565)		(565)	-	(565)
Share-based compensation
expenses and related
tax benefits	1	37				38	-	38
Acquire noncontrolling interests		403	36			439	(1,638)	(1,199)
Distributions to noncontrolling
interests						-	(240)	(240)
Other capital transactions		7				7	1	8

BALANCE AT
MARCH 31, 2013	$18,463	$127,036	$13,627	$(5,098)	$134,854	$288,882	$15,534	$304,416

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$5,040	$4,330
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	1,440	1,594
Net realized investment gains	(4,619)	(1,137)
Other-than-temporary impairment losses	-	83
Equity income from equity method investments	(906)	(458)
Depreciation and amortization	1,163	990
Share-based compensation expenses	128	478
Deferred tax expense	3,225	1,789
Other	1,906	1,782
Changes in assets and liabilities:
Net sales (purchases) of trading securities	764	(928)
Change in insurance liabilities	21,207	803
Additions to deferred acquisition costs, net	(1,387)	(1,776)
Change in net amounts due from and to reinsurers	(5,676)	(142,652)
Change in premium and claim funds	(14,741)	3,410
Change in current income tax liability	640	1,013
Change in due and unpaid premiums	(485)	(1,749)
Change in other assets	5,006	(155)
Change in other liabilities	(1,422)	(6,260)

Net change in cash from operating activities	11,283	(138,843)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	5,305	4,126
Net sales of securities under resale and repurchase agreements	20,538	146
Sales of equity securities	7,500	4,928
Purchases of equity securities	-	(2,001)
Sales of fixed maturities	88,859	246,167
Maturities and other repayments of fixed maturities	14,663	12,797
Purchases of fixed maturities	(149,871)	(133,450)
Change in other investments	-	3,185
Change in notes receivable	(121)	(4,292)
Other investing activities	62	(896)

Net change in cash from investing activities	(13,065)	130,710

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(565)	(457)
Excess tax expense from expired stock options	-	(57)
Cash paid in acquisitions of noncontrolling interests	(1,199)	(267)
Proceeds (withdrawals) of investment-type insurance contracts	(787)	392
Dividends paid	-	(421)
Other capital transactions	(583)	2

Net change in cash from financing activities	(3,134)	(808)

Net change in cash and cash equivalents	(4,916)	(8,941)
Cash and cash equivalents, beginning of year	23,945	18,227

Cash and cash equivalents, end of period	$19,029	$9,286

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC, IHC Health Solutions, Inc. and IHC Specialty Benefits, Inc.  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life.  At March 31, 2013, the Company also owned an 80.6% interest in American Independence Corp. ("AMIC").

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 51.2% of IHC's outstanding common stock at March 31, 2013.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For other amounts, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The adoption of this guidance, effective January 1, 2013, only affected the Company’s presentation of information pertaining to other comprehensive income (loss) and did not affect the Company’s consolidated financial statements.

In July 2012, the FASB issued guidance to revise the subsequent measurement requirements for indefinite-lived intangible assets. In accordance with the amendments in this Update, an entity will have the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The adoption of this guidance, effective January 1, 2013, did not have a material effect on the Company’s consolidated financial statements.

In December 2011 and March 2013, the FASB issued guidance to amend the disclosure requirements on offsetting financial instruments and related derivatives. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability. The adoption of this guidance, effective January 1, 2013, did not have a material effect on the Company’s consolidated financial statements.

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

Note 2.

American Independence Corp.

As a result of share repurchases by AMIC in January 2013, (i) noncontrolling interests decreased by $1,638,000; (ii) the Company recorded a $403,000 credit to its paid-in capital; and (iii) IHC’s ownership interest in AMIC increased to 80.6%.

Note 3.

Income Per Common Share

Included in the diluted income per share calculations for the three months ended March 31, 2013 and 2012 are 121,000 and 147,000, respectively, of incremental shares from the assumed exercise of dilutive stock options and the assumed vesting of dilutive restricted stock, computed using the treasury stock method.

Note  4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows (in thousands):

	March 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$344,773	$8,859	$(1,147)	$352,485
CMOs - residential (1)	9,225	5,826	(19)	15,032
CMOs - commercial	975	-	(399)	576
U.S. Government obligations	24,889	446	(18)	25,317
Agency MBS - residential (2)	333	26	-	359
GSEs (3)	35,894	626	(135)	36,385
States and political subdivisions	273,159	9,519	(938)	281,740
Foreign governments	44,454	831	(259)	45,026
Redeemable preferred stocks	6,323	2,018	-	8,341

Total fixed maturities	$740,025	$28,151	$(2,915)	$765,261

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Nonredeemable preferred stocks	7,967	321	-	8,288

Total equity securities	$7,967	$321	$-	$8,288

	December 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$343,529	$11,247	$(953)	$353,823
CMOs - residential (1)	12,993	7,166	(65)	20,094
CMOs - commercial	975	-	(405)	570
U.S. Government obligations	18,376	492	(2)	18,866
Agency MBS - residential (2)	397	31	-	428
GSEs (3)	48,598	1,075	(67)	49,606
States and political subdivisions	260,086	9,134	(995)	268,225
Redeemable preferred stocks	6,323	1,667	-	7,990

Total fixed maturities	$691,277	$30,812	$(2,487)	$719,602

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Nonredeemable preferred stocks	15,355	253	(10)	15,598

Total equity securities	$15,355	$253	$(10)	$15,598

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2013, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$8,852	$8,981
Due after one year through five years	133,512	136,684
Due after five years through ten years	278,209	285,781
Due after ten years	273,027	281,465
CMOs and MBSs	46,425	52,350

	$740,025	$765,261

The following tables summarize, for all available-for-sale securities in an unrealized loss position at March 31, 2013 and December 31, 2012, respectively, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position (in thousands):

	March 31, 2013

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$88,143	$1,147	$-	$-	$88,143	$1,147
CMOs - residential	2,089	19	-	-	2,089	19
CMOs - commercial	-	-	576	399	576	399
U.S. Government obligations	7,004	18	-	-	7,004	18
GSEs	1,416	65	5,894	70	7,310	135
States and political subdivisions	42,289	460	22,117	478	64,406	938
Foreign governments	16,905	259	-	-	16,905	259
Total temporarily impaired
securities	$157,846	$1,968	$28,587	$947	$186,433	$2,915

Number of securities in an
unrealized loss position	53		17		70

	December 31, 2012

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$61,386	$953	$-	$-	$61,386	$953
CMOs - residential	2,416	21	1,138	44	3,554	65
CMOs - commercial	-	-	570	405	570	405
U.S. Government obligations	5,667	2	-	-	5,667	2
GSEs	6,162	40	2,784	27	8,946	67
States and political subdivisions	53,036	657	17,707	338	70,743	995
Total fixed maturities	128,667	1,673	22,199	814	150,866	2,487
Nonredeemable preferred stocks	1,378	10	-	-	1,378	10
Total temporarily impaired
securities	$130,045	$1,683	$22,199	$814	$152,244	$2,497

Number of securities in an
unrealized loss position	45		23		68

Substantially all of the unrealized losses on fixed maturities available-for-sale at March 31, 2013 and December 31, 2012 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Other-Than-Temporary Impairment Evaluations

We recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1E(vi) to the Consolidated Financial Statements in the 2012 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities. Our other-than-temporary impairment losses for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	2013	2012

Total other-than-temporary impairment losses	$-	$83
Portion of losses recognized in other comprehensive income (loss)	-	-
Net impairment losses recognized in earnings	$-	$83

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	2013	2012

Balance at beginning of year	$1,976	$2,555
Additional credit losses for which an other-than-temporary
loss was previously recognized	-	-
Securities sold	-	(576)

Balance at end of period	$1,976	$1,979

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at March 31, 2013 and December 31, 2012 consists of $389,000 related to CMO securities; and $684,000 related to redeemable preferred stock.

Note 5.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($8,000,000 March 31, 2013 and December 31, 2012), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At March 31, 2013 and December 31, 2012, the fair value of interest rate swap was $340,000 and $363,000, respectively, which is included in other liabilities on the accompanying Consolidated Balance Sheets. See Note 6 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap. For the three months ended March 31, 2013 and 2012, the Company recorded $14,000 and $(22,000), respectively, of gains (losses) representing the change in fair value of the interest rate swap, in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, net of related tax expense (benefit) of $9,000 and $(14,000), respectively.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis, at March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$352,485	$-	$352,485
CMOs - residential	-	5,277	9,755	15,032
CMOs - commercial	-	-	576	576
US Government obligations	-	25,317	-	25,317
Agency MBS - residential	-	359	-	359
GSEs	-	36,385	-	36,385
States and political subdivisions	-	279,211	2,529	281,740
Foreign governments	-	45,026	-	45,026
Redeemable preferred stocks	8,341	-	-	8,341
Total fixed maturities	8,341	744,060	12,860	765,261

Equity securities available-for-sale:
Nonredeemable preferred stocks	8,288	-	-	8,288
Total equity securities	8,288	-	-	8,288

Trading securities - equities	6,546	-	-	6,546
Total trading securities	6,546	-	-	6,546

Total Financial Assets	$23,175	$744,060	$12,860	$780,095

FINANCIAL LIABILITIES:
Interest rate swap	$-	$340	$-	$340

	December 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$353,823	$-	$353,823
CMOs - residential	-	6,041	14,053	20,094
CMOs - commercial	-	-	570	570
US Government obligations	-	18,866	-	18,866
Agency MBS - residential	-	428	-	428
GSEs	-	49,606	-	49,606
States and political subdivisions	-	265,667	2,558	268,225
Redeemable preferred stocks	7,990	-	-	7,990
Total fixed maturities	7,990	694,431	17,181	719,602

Equity securities available-for-sale:
Nonredeemable preferred stocks	15,598	-	-	15,598
Total equity securities	15,598	-	-	15,598

Trading securities - equities	7,016	-	-	7,016
Total trading securities	7,016	-	-	7,016

Total Financial Assets	$30,604	$694,431	$17,181	$742,216

FINANCIAL LIABILITIES:
Interest rate swap	$-	$363	$-	$363

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.

At March 31, 2013 and 2012, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category at March 31, 2013 or 2012. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in the three months ended March 31, 2013 or 2012. The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	March 31, 2013
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$14,053	$570	$2,558	$17,181

Gains (losses) included in earnings:
Net realized investment gains	1,490	-	-	1,490

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	(1,292)	6	(23)	(1,309)

Sales of securities	(4,034)	-	-	(4,034)
Repayments and amortization of fixed maturities	(462)	-	(6)	(468)

Balance at end of period	$9,755	$576	$2,529	$12,860

	March 31, 2012
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$22,127	$538	$-	$22,665

Purchases of securities	-	-	2,135	2,135

Gains (losses) included in earnings:
Net realized investment losses	(1,212)	-	-	(1,212)
Other-than-temporary impairments	(83)	-	-	(83)

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	671	(5)	496	1,162

Sales of securities	(7,087)	-	-	(7,087)
Repayments and amortization of fixed maturities	(1,066)	-	12	(1,054)

Balance at end of period	$13,350	$533	$2,643	$16,526

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments that are not carried at fair value but are subject to fair value disclosure requirements at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$28,355	$21,857	$28,748	$22,165

FINANCIAL LIABILITIES:
Funds on deposit	$279,161	$277,610	$279,125	$278,084
Debt and junior subordinated
debt securities	$46,146	$46,146	$46,146	$46,146

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

(B)

Funds on Deposit

The Company has two types of funds on deposit. The first type is credited with a current market interest rate, resulting in a fair value that approximates the carrying amount. The second type carries fixed interest rates that are higher than current market interest rates. The fair value of these deposits was estimated by discounting the payments using current market interest rates. The Company's universal life policies are also credited with current market interest rates, resulting in a fair value that approximates the carrying amount. Both types of funds on deposit are included in Level 2 of the fair value hierarchy.

(C)

Debt

The fair value of debt with variable interest rates approximates its carrying amount and is included in Level 2 of the fair value hierarchy.

Note 7.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Sales of available-for-sale securities:
Fixed maturities	$4,451	$1,241
Common stocks	-	-
Preferred stocks	113	(491)
Total sales of available-for-sale securities	4,564	750

Sales of trading securities	36	256
Other gains (losses)	(239)	-
Total realized gains (losses)	4,361	1,006

Unrealized gains (losses) on trading securities:
Available-for-sale securities transferred
to trading category	-	138
Change in unrealized gains (losses) on trading securities	258	(7)
Total unrealized gains (losses) on trading securities	258	131

Net realized investment gains (losses)	$4,619	$1,137

For the three months ended March 31, 2013, the Company realized gross gains of $4,632,000 and realized gross losses of $68,000 on sales of available-for-sale securities. For the three months ended March 31, 2012, the Company realized gross gains of $3,290,000 and realized gross losses of $2,540,000 on sales of available-for-sale securities.

On January 1, 2012, the Company transferred equity securities previously classified as available-for-sale into the trading category and, as a result, recognized $287,000 of gross gains and $149,000 of gross losses in net realized investment gains on the accompanying Condensed Consolidated Statement of Income. These gains and losses were previously included in accumulated other comprehensive income.

Note 8.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first quarter of 2013 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2012	$50,318	$10,294	$7,977	$18,271

Medical Stop-Loss:
Broker relationships	-	(183)	-	(183)
Amortization expense	-	(802)	-	(802)

Balance at March 31, 2013	$50,318	$9,309	$7,977	$17,286

Note 9.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans.

A)  IHC Share-Based Compensation Plans

Total share-based compensation was $120,000 and $470,000 for the three months ended March 31, 2013 and 2012, respectively. Related tax benefits of $48,000 and $188,000 were recognized for the three months ended March 31, 2013 and 2012, respectively.

Under the terms of IHC’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three-year vesting period. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. At March 31, 2013, there were 358,901 shares available for future stock-based compensation grants under IHC’s stock incentive plans.

Stock Options

In March 2013, 192,500 shares under option were modified to extend the expiration term 5 years. The incremental cost of the modified awards was $618,000, which will be recognized over a new 2-year vesting period starting from the date of the modification. There was no other option activity during the three-month period ending March 31, 2013.

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2013:

	Outstanding	Exercisable

Number of options	693,836	501,336
Weighted average exercise price per share	$9.36	$9.12
Aggregate intrinsic value for all options	$578	$541
Weighted average contractual term remaining	2.6 years	1.7 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.

Compensation expense of $13,000 and $61,000 was recognized in the three months ended March 31, 2013 and 2012, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

As of March 31, 2013, the total unrecognized compensation expense related to non-vested stock options was $605,000, which is expected to be recognized over the remaining requisite weighted-average service period of 1.96 years.

Restricted Stock

At March 31, 2013 and December 31, 2012, there were 13,200 unvested shares of restricted stock outstanding with a weighted average grant-date fair value of $9.37 per share. Restricted stock expense was $13,000 and $9,000, respectively, for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the total unrecognized compensation expense related to non-vested restricted stock awards was $83,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.7 years.

SARs and Share-Based Performance Awards

IHC had 269,950 SAR awards outstanding at March 31, 2013 and December 31, 2012. During the three months ended March 31,2012, the Company granted 44,000 SAR awards. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. For three months ended March 31, 2013, and 2012, IHC recorded $99,000, and $393,000, respectively, of compensation costs for these awards. No SARs were exercised during the three months ended March 31, 2013 or 2012. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 are liabilities of $782,000 and $683,000, respectively, pertaining to SARs.

Other outstanding awards include share-based performance awards. Compensation costs for these awards are recognized and accrued as performance conditions are met, based on the current share price. For the three months ended March 31, 2013, and 2012, IHC recorded $(5,000) and $9,000, respectively, of compensation costs for these awards.  The intrinsic value of share-based performance awards paid during the three months ended March 31, 2013 and 2012 was $12,000 and $52,000, respectively. Included in the other liabilities on the Company’s Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 are liabilities of $80,000 and $97,000, respectively, pertaining to share-based performance awards.

B)

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $8,000 for the three months ended March 31, 2013 and 2012.  Related tax benefits of $3,000 were recognized for the three months ended March 31, 2013 and 2012.

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

Stock Options

The following table summarizes information regarding AMIC’s outstanding and exercisable options for the three months ended March 31, 2013:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2012	227,285	$11.40
Expired	(18,334)	7.50
March 31, 2013	208,951	$11.74

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of March 31, 2013:

	Outstanding	Exercisable

Number of options	208,951	197,839
Weighted average exercise price per share	$11.74	$12.10
Aggregate intrinsic value for all options (in thousands)	$65	$47
Weighted average contractual term remaining	3.10 years	2.83 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the three months ended March 31, 2013 or 2012.

Compensation expense of $8,000 was recognized for the three-month periods ended March 31, 2013 and 2012 for the portion of the grant-date fair value of AMIC’s stock options vesting during the period.

As of March 31, 2013, the total unrecognized compensation expense related to AMIC’s non-vested options was $39,000 which will be recognized over the remaining requisite service periods.

Note 10.

 Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Income was computed based on the Company's actual results, which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year in accordance with consolidated life/non-life group income tax regulations. Such regulations adopt a subgroup method in determining consolidated taxable income, whereby taxable income is determined separately for the life insurance company group and the non-life insurance company group.

At March 31, 2013, AMIC, had net operating loss carryforwards of approximately $271,146,000 for federal income tax purposes expiring in varying amounts through the year 2031, with a significant portion expiring in 2021. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 was $11,894,000 and $12,173,000, respectively. Effective January 15, 2013, AMIC will be included in the consolidated Federal income tax returns of IHC on a June 30 fiscal year as a result of the increase in IHC’s ownership interest in AMIC to over 80%.

Note 11.

Supplemental Disclosures of Cash Flow Information

Tax refunds, net of tax payments, were $1,611,000 and $915,000 during the three months ended March 31, 2013 and 2012.

Cash payments for interest were $488,000 and $532,000 during the three months ended March 31, 2013 and 2012, respectively.

Note 12.

Contingencies

On January 2, 2013, Madison National Life was named one of several defendants in a potential lawsuit related to certain provisions of a particular line of health insurance for business written in 2007 and prior, whereby Madison National Life was the insurance carrier during one of the years in question. Though Madison National Life has not yet been served with the plaintiffs’ complaint, the Company has accrued $1,250,000 in return of premium reserves (net of recoveries) in response to the information that it has received. The Company terminated the MGU that produced this business in 2008.

Note 13.

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) include (i) the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities and (ii) the after-tax unrealized gains and losses on a cash flow hedge.

Changes in the balances for each component of accumulated other comprehensive income, shown net of taxes, for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31, 2013
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$15,231	$(218)	$15,013

Unrealized gains (losses)	545	14	559
Adjustments to DAC	903	-	903

Other comprehensive income (loss) before reclassifications	1,448	14	1,462

Amounts reclassified from accumulated
other comprehensive income	(2,975)	-	(2,975)

Net other comprehensive income (loss)	(1,527)	14	(1,513)

Less other comprehensive loss attributable
to noncontrolling interests	91	-	91
Acquired from noncontrolling interests	36	-	36

Ending balance	$13,831	$(204)	$13,627

	Three Months Ended March 31, 2012
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$8,150	$(297)	$7,853

Unrealized gains (losses)	972	(22)	950
Adjustments to DAC	(14)	-	(14)

Other comprehensive income (loss) before reclassifications	958	(22)	936

Amounts reclassified from accumulated
other comprehensive income	(553)	-	(553)

Net other comprehensive income (loss)	405	(22)	383

Less other comprehensive loss attributable
to noncontrolling interests	33	-	33
Acquired from noncontrolling interests	1	-	1

Ending balance	$8,589	$(319)	$8,270

Amounts reclassified out of accumulated other comprehensive income and the related effects on certain line items in the Condensed Consolidated Statements of Income are presented below for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Unrealized (gains) losses on available-for-sale securities reclassified during the period to the following income statement line items:
Net realized investment gains	$(4,326)	$(888)
Net impairment losses recognized in earnings	-	83

Reclassification adjustments, pre-tax	(4,326)	(805)
Tax effect	(1,351)	(252)

Reclassification adjustments, net of tax	$(2,975)	$(553)

Note 14.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment for the three months ended March 31, 2013 and 2012 is presented below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Medical Stop-Loss	$42,122	$35,260
Fully Insured Health	63,683	38,667
Group disability, life, annuities and DBL	14,474	12,915
Individual life, annuities and other	12,947	13,790
Corporate	37	470
	133,263	101,102
Net realized investment gains	4,619	1,137
Other-than-temporary impairment losses	-	(83)
Total revenues	$137,882	$102,156

Income from operations before income taxes:
Medical Stop-Loss	$3,016	$6,085
Fully Insured Health(A)	(332)	1,152
Group disability, life, annuities and DBL	1,576	(31)
Individual life, annuities and other	382	370
Corporate	(1,159)	(1,675)
	3,483	5,901
Net realized investment gains	4,619	1,137
Other-than-temporary impairment losses	-	(83)
Interest expense	(487)	(539)
	$7,615	$6,416

(A)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of acquisition accounting. Total amortization expense was $602,000 and $595,000 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense for the other segments is insignificant.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC, IHC Health Solutions, Inc. and IHC Specialty Benefits, Inc.  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life.  At March 31, 2013, the Company also owned an 80.6% interest in American Independence Corp. ("AMIC").

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, fully insured medical, disability and New York State short-term statutory disability benefit product ("DBL"); mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers and profit commissions.  Management has always focused on managing the costs of its operations and providing its insureds with the best cost-containment tools available.

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Revenues	$137,882	$102,156
Expenses	130,267	95,740

Income from operations before income taxes	7,615	6,416
Income taxes	2,575	2,086

Net income	5,040	4,330

Less: income from noncontrolling interests in subsidiaries	(339)	(408)

Net income attributable to IHC	$4,701	$3,922

o

Net income of $.26 per share, diluted, for the three months ended March 31, 2013, compared to $.22 per share, diluted, for the three months ended March 31, 2012;

o

Consolidated investment yields (on an annualized basis) of 3.9% for the three months ended March 31, 2013 compared to 4.0% for the comparable period in 2012;

o

Increase in IHC’s ownership in AMIC to 80.6% as a result of AMIC’s share repurchases in the first quarter of 2013; and

o

Book value of $16.16 per common share, an increase of $.23 per common share from $15.93 at December 31, 2012.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $3.0 million for the first quarter of 2013 compared to $6.1 million for the three months ended March 31, 2012. The decrease is primarily due to higher loss ratios in 2013;

o

Premiums earned increased $7.6 million for the three months ended March 31, 2013 when compared to the same period in 2012. The increase in premiums earned is due to increased volume.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Premiums Earned	$40,255	$32,651
Insurance Benefits, Claims & Reserves	28,914	18,407
Expenses	9,320	9,524

Loss Ratio(A)	71.8%	56.4%
Expense Ratio (B)	23.2%	29.1%
Combined Ratio (C)	95.0%	85.5%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o

The Company recorded an increase in the loss ratio in the medical stop-loss line of business for the three months ended March 31, 2013 due to an unfavorable reserve development related to business written with a certain producer which resulted in a $1.9 million increase in claim reserves on this program. We have ceased writing new business with this producer.

o

The reduction in the expense ratio is primarily attributable to a reduction in profit commissions and the larger premium base.

•

The Fully Insured Health segment reported a loss of $0.3 million before taxes for the three months ended March 31, 2013 as compared to $1.2 million of income for the comparable period in 2012.

o

Premiums earned increased $24.8 million for the three months ended March 31, 2013 over the comparable 2012 period primarily due to premiums generated by new lines of business (pet and international lines) combined with increased volume and retentions in certain other lines of the business.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment for the three months ended March 31, 2013  and 2012 is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Premiums Earned	$56,899	$32,085
Insurance Benefits, Claims & Reserves	39,678	21,012
Expenses	18,162	9,409

Loss Ratio	69.7%	65.5%
Expense Ratio	31.9%	29.3%
Combined Ratio	101.6%	94.8%

o

The increase in the loss ratio was primarily attributable to an increase in the claims experience on major medical business for groups and individuals primarily due to unfavorable development on business that is produced by two non-owned third party administrators and a reserve adjustment for a potential lawsuit related to business written through an MGU that was previously terminated.

o

The underwriting expense ratio increased for the three months ended March 31, 2013, primarily as a result of an increase in commission expenses due to the increase in non-essential health benefits (non-“EHB” or supplemental benefits) product lines in the mix of business in 2013 and an increase in profit commissions on certain other lines.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $1.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of improved loss ratios in LTD and increased volume in DBL business;

•

Income before taxes from the Individual life, annuities and other segment for the three months ended March 31, 2013 remained relatively unchanged from the same period in 2012;

•

Income before taxes from the Corporate segment increased $0.5 million for the three months ended March 31, 2013, primarily due to a decrease in investment income more than offset by a decrease in corporate overhead;

•

Net realized investment gains were $4.6 million for the three months ended March 31, 2013 compared to net realized investment gains of $1.1 million for the three months ended March 31, 2012; and

•

Premiums by principal product for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	March 31,

Gross Direct and Assumed
Earned Premiums:	2013	2012

Medical Stop-Loss	$48,095	$39,552
Fully Insured Health	65,481	52,447
Group disability, life, annuities and DBL	24,375	22,805
Individual, life, annuities and other	7,553	8,160

	$145,504	$122,964

	Three Months Ended
	March 31,

Net Premiums Earned:	2013	2012

Medical Stop-Loss	$40,255	$32,651
Fully Insured Health	56,899	32,085
Group disability, life, annuities and DBL	13,856	12,176
Individual, life, annuities and other	6,358	6,862

	$117,368	$83,774

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  During the three months ended March 31, 2013, there were no additions to or changes in the critical accounting policies disclosed in the 2012 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Information by business segment for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
March 31, 2013	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$40,255	1,570	297	28,914	-	10,192	$3,016
Fully Insured Health	56,899	520	6,264	39,678	5	24,332	(332)
Group disability,
life, annuities
and DBL	13,856	596	22	8,965	-	3,933	1,576
Individual life,
annuities and other	6,358	5,278	1,311	7,903	1,435	3,227	382
Corporate	-	37	-	-	-	1,196	(1,159)
Sub total	$117,368	$8,001	$7,894	$85,460	$1,440	$42,880	3,483

Net realized investment gains							4,619
Interest expense on debt							(487)
Income from operations before income taxes							7,615
Income taxes							2,575
Net income							$5,040

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
March 31, 2012	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$32,651	1,354	1,255	18,407	-	10,768	$6,085
Fully Insured Health	32,085	329	6,253	21,012	6	16,497	1,152
Group disability,
life, annuities
and DBL	12,176	677	62	8,839	-	4,107	(31)
Individual life,
annuities and other	6,862	5,921	1,007	8,877	1,588	2,955	370
Corporate	-	470	-	-	-	2,145	(1,675)
Sub total	$83,774	$8,751	$8,577	$57,135	$1,594	$36,472	5,901

Net realized investment gains							1,137
Other-than-temporary impairment losses							(83)
Interest expense on debt							(539)
Income from operations before income taxes							6,416
Income taxes							2,086
Net income							$4,330

 Premiums Earned

In the first quarter of 2013, premiums earned increased $33.6 million over the comparable period of 2012. The increase is primarily due to: (i) the Fully Insured Health segment which had a $24.8 million increase in premiums primarily as a result of increased retentions on most lines of business and increased volume in the short term medical business and  major medical business for groups and individuals lines of business in addition to premiums from the new pet and international lines of business; (ii) a $7.6 million increase in the Medical Stop-Loss segment due to increased volume of business in 2013; and (iii) a $1.7 million increase in the Group disability, life, annuities and DBL segment primarily due to increased premiums from the DBL line; partially offset by (iv) a decrease of $0.5 million of earned premiums in the Individual life, annuities and other segment primarily as a result of decreased premium volume from lines in run-off.

Net Investment Income

Total net investment income decreased $0.8 million.  The overall annualized investment yields were 3.9% and 4.0% (approximately 4.0% and 4.1%, on a tax advantaged basis) in the first quarter of 2013 and 2012, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to lower yields and the shorter duration of our portfolio.  The annualized investment yields on bonds, equities and short-term investments were 3.5% and 3.7% in the first quarter of 2013 and 2012, respectively. IHC has approximately $213.0 million in highly rated shorter duration securities earning on average 1.8%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $4.6 million in 2013 compared to $1.1 million in 2012. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income decreased $0.9 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Total other income increased $.2 million in the three months ended March 31, 2013 to $1.4 million from $1.2 million in the three months ended March 31, 2012.

Insurance Benefits, Claims and Reserves

In the first quarter of 2013, insurance, benefits, claims and reserves increased $28.4 million over the comparable period in 2012. The increase is primarily attributable to: (i) an increase of $18.7 million in the Fully Insured Health segment, principally due to the increase in premiums on the major medical business for groups and individuals and short term medical lines of business in addition to the new pet and international lines of business and higher loss ratios; (ii) an increase of $10.5 million in the Medical Stop-Loss segment as a result of an increase in premium volume and higher loss ratios; partially offset by (iii) a $1.0 million decrease in the Individual life, annuity and other segment primarily a result of decreased volume from lines in run-off.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs decreased $.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.4 million. The increase is primarily due to: (i) a $7.8 million increase in the Fully Insured Health segment largely due to an increase in commission and other general expenses in the major medical business for groups and individuals line of business in addition to commission and other general expenses related to the new pet and international lines in 2013; partially offset by  (ii) a $0.6 million decrease in commissions and other general expenses in the Medical Stop-Loss segment; and (iii) a decrease of $0.9 million in corporate overhead expenses due to a reduction in employment and consulting related expenses.

Income Taxes

The effective tax rate for the three months ended March 31, 2013 and 2012 was 33.8% and 32.5%, respectively.  The lower effective tax rate in 2012 was due to a higher benefit from tax-advantaged securities as a percentage of income in 2012.

 LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group in the first quarter of 2013. The Insurance Group declared and paid $3.0 million of cash dividends to Corporate in the three months ended March 31, 2012.

Cash Flows

The Company had $19.0 million and $23.9 million of cash and cash equivalents as of March 31, 2013 and December 31, 2012, respectively.

For the three months ended March 31, 2013, operating activities of the Company provided $11.3 million of cash, whereas $13.1 million and $3.1 million, respectively, were utilized in investing and financing activities. Financing activities for the period include $1.2 million utilized by AMIC to purchase shares of its common stock from noncontrolling interests.

The Company has $477.8 million of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2013, cash received from the maturities and other repayments of fixed maturities was $14.7 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $124.4 million at March 31, 2013 compared to $118.7 million at December 31, 2012. All of such reinsurance receivables are with highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2013.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	March 31,	December 31,
	2013	2012

Medical Stop-Loss	$64,639	$59,029
Fully Insured Health	50,146	40,747
Group Disability	88,852	87,171
Individual A&H and Other	7,388	7,533

	$211,025	$194,480

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

The $3.2 million increase in IHC’s stockholders' equity in the first three months of 2013 is primarily due to $4.7 million of net income partially offset by a $1.4 million decrease in other comprehensive income (loss) for the period.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $2.9 million at March 31, 2013, approximately 98.6% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2013, approximately 1.4% (or $10.3 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any non-performing fixed maturities at March 31, 2013.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months ended March 31, 2013 and 2012, the Company recorded nil and $0.1 million of losses for other-than-temporary impairments in earnings. No losses for other-than-temporary impairments were recognized in other comprehensive income (loss) for the three months ended March 31, 2013 and 2012. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2013 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$399	$399

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2013. In 2013, the Company recorded $1.3 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2013, is not materially different from that reported in the schedule of such obligations at December 31, 2012 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

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

•

Growth in small group major medical premiums in 2013, but a decline in this line of business in 2014 as employers may choose to drop group health coverage or self-fund;

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

The Company remained highly liquid in 2013 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $213.0 million in highly rated shorter maturity securities earning on average 1.8%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

At March 31, 2013, IHC owned 80.6% of AMIC’s outstanding common stock.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options and other derivatives may be utilized to modify the duration and average life of such assets.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2013 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2012 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In March 2013, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. As of March 31, 2013, 541,742 shares were still authorized to be repurchased under the plan. Share repurchases during the first quarter of 2013 are summarized as follows:

2013
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	890	$9.73	98,407
February	13,098	$9.85	85,309
March	43,567	$9.81	541,742

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

May 9, 2013

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

May 9, 2013

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer