Form 10-Q
period 2013-09-30
INDEPENDENCE HOLDING CO
filed 2013-11-07
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 1, 2013
Common stock, $ 1.00 par value	17,687,669 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	34,036	33,956
Trading securities	6,394	7,016
Fixed maturities, available-for-sale	546,707	719,602
Equity securities, available-for-sale	5,605	15,598
Other investments	26,302	35,134
Total investments	619,094	811,356

Cash and cash equivalents	16,835	23,945
Deferred acquisition costs	29,578	33,401
Due and unpaid premiums	58,343	49,430
Due from reinsurers	377,802	166,880
Premium and claim funds	40,795	40,596
Goodwill	50,318	50,318
Other assets	83,984	86,382

TOTAL ASSETS	$1,276,749	$1,262,308

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Claims and claim adjustment expenses-health	$232,688	$194,480
Future policy benefits-life and annuity	285,175	290,238
Funds on deposit	276,379	278,084
Unearned premiums	10,970	8,453
Other policyholders' funds	24,975	22,373
Due to reinsurers	36,734	48,192
Accounts payable, accruals and other liabilities	75,861	71,495
Debt	6,000	8,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	986,928	959,461

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	- -	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,520,433 and 18,461,992 shares
issued; 17,711,526 and 17,932,954 shares outstanding	18,520	18,462
Paid-in capital	127,683	126,589
Accumulated other comprehensive income (loss)	(5,922)	15,013
Treasury stock, at cost; 808,907 and 529,038 shares	(7,431)	(4,533)
Retained earnings	141,564	130,153

TOTAL IHC STOCKHOLDERS’ EQUITY	274,414	285,684
NONCONTROLLING INTERESTS IN SUBSIDIARIES	15,407	17,163

TOTAL EQUITY	289,821	302,847

TOTAL LIABILITIES AND EQUITY	$1,276,749	$1,262,308

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Premiums earned	$125,174	$92,236	$368,007	$261,479
Net investment income	6,841	9,346	21,844	25,706
Fee income	6,290	7,754	18,871	21,064
Other income	922	1,155	3,933	3,558
Net realized investment gains	2,417	1,011	18,771	3,998

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	-	-	-	(992)
Portion of losses recognized in other comprehensive income	-	-	-	288
Net impairment losses recognized in earnings	-	-	-	(704)

	141,644	111,502	431,426	315,101
EXPENSES:
Insurance benefits, claims and reserves	88,177	63,034	262,913	180,434
Selling, general and administrative expenses	45,597	39,791	133,339	109,594
Amortization of deferred acquisitions costs	1,404	1,587	13,792	4,812
Interest expense on debt	470	509	1,447	1,588

	135,648	104,921	411,491	296,428

Income from operations before income taxes	5,996	6,581	19,935	18,673
Income taxes	2,080	2,191	6,821	6,123

Net income	3,916	4,390	13,114	12,550
Less: Income from noncontrolling interests in subsidiaries	(277)	(472)	(1,083)	(1,179)

NET INCOME ATTRIBUTABLE TO IHC	$3,639	$3,918	$12,031	$11,371

Basic income per common share	$.21	$.22	$.68	$.63

WEIGHTED AVERAGE SHARES OUTSTANDING	17,683	17,957	17,784	17,991

Diluted income per common share	$.21	$.22	$.67	$.63

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,735	18,028	17,890	18,076

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$3,916	$4,390	$13,114	$12,550
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(3,969)	6,227	(31,965)	13,534
Tax expense (benefit) on unrealized gains (losses) on available-for-sale
securities	(1,454)	1,985	(10,359)	4,351
Unrealized gains (losses) on available-for-sale securities, net of taxes	(2,515)	4,242	(21,606)	9,183

Other-than-temporary impairment losses, pre-tax	-	-	-	(288)
Tax benefit on other-than-temporary impairment losses	-	-	-	(41)
Other-than-temporary impairment losses, net of taxes	-	-	-	(247)

Cash flow hedge:
Unrealized gains (losses) on cash flow hedge, pre-tax	97	126	142	118
Tax expense (benefit) on unrealized gains (losses) on cash flow hedge	39	50	57	47
Unrealized gains (losses) on cash flow hedge, net of taxes	58	76	85	71

Other comprehensive income (loss), net of tax	(2,457)	4,318	(21,521)	9,007

COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,459	8,708	(8,407)	21,557

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(277)	(472)	(1,083)	(1,179)
Other comprehensive loss, net of tax, attributable to noncontrolling interests:
Unrealized (income) loss on available-for-sale securities, net of tax	(6)	(137)	550	(230)
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	(6)	(137)	550	(230)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(283)	(609)	(533)	(1,409)

COMPREHENSIVE INCOME (LOSS), NET OF TAX,
ATTRIBUTABLE TO IHC	$1,176	$8,099	$(8,940)	$20,148

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2013 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2012	$18,462	$126,589	$15,013	$(4,533)	$130,153	$285,684	$17,163	$302,847

Net income					12,031	12,031	1,083	13,114
Other comprehensive
loss, net of tax			(20,971)			(20,971)	(550)	(21,521)
Repurchases of common stock				(2,898)		(2,898)	-	(2,898)
Common stock dividend
($.035 per share)					(620)	(620)	-	(620)
Share-based compensation
expenses and related
tax benefits	58	677				735	-	735
Acquire noncontrolling interests		403	36			439	(1,638)	(1,199)
Distributions to noncontrolling
interests						-	(654)	(654)
Other capital transactions		14				14	3	17

BALANCE AT
SEPTEMBER 30, 2013	$18,520	$127,683	$(5,922)	$(7,431)	$141,564	$274,414	$15,407	$289,821

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$13,114	$12,550
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	13,792	4,812
Net realized investment gains	(18,771)	(3,998)
Other-than-temporary impairment losses	-	704
Equity income from equity method investments	(2,150)	(1,362)
Depreciation and amortization	3,483	3,052
Share-based compensation expenses	956	794
Deferred tax expense	3,891	4,265
Other	3,689	5,159
Changes in assets and liabilities:
Net sales of trading securities	1,747	63
Change in insurance liabilities	27,441	(139,719)
Additions to deferred acquisition costs, net	(4,382)	(4,615)
Change in amounts due from reinsurers	(210,922)	(5,150)
Change in premium and claim funds	(199)	3,978
Change in current income tax liability	2,761	1,661
Change in due and unpaid premiums	(8,913)	(8,165)
Change in other assets	(196)	(882)
Change in other liabilities	1,326	(3,591)

Net change in cash from operating activities	(173,333)	(130,444)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	7,621	5,318
Net (purchases) sales of securities under resale and repurchase agreements	(80)	2,276
Sales of equity securities	10,029	7,567
Purchases of equity securities	-	(2,963)
Sales of fixed maturities	518,399	396,579
Maturities and other repayments of fixed maturities	44,692	53,039
Purchases of fixed maturities	(413,937)	(328,968)
Change in other investments	-	1,535
Cash paid in acquisitions of companies, net of cash acquired	-	(243)
Other investing activities	9,103	(5,521)

Net change in cash from investing activities	175,827	128,619

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(2,898)	(1,108)
Cash paid in acquisitions of noncontrolling interests	(1,199)	(58)
Proceeds (withdrawals) of investment-type insurance contracts	(2,342)	2,433
Repayment of debt	(2,000)	(2,000)
Dividends paid	(620)	(1,051)
Proceeds from stock options exercised	400	-
Other capital transactions	(945)	(54)

Net change in cash from financing activities	(9,604)	(1,838)

Net change in cash and cash equivalents	(7,110)	(3,663)
Cash and cash equivalents, beginning of year	23,945	18,227

Cash and cash equivalents, end of period	$16,835	$14,564

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC, IHC Health Solutions, Inc. and IHC Specialty Benefits, Inc.  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life.  At September 30, 2013, the Company also owned an 80.6% interest in American Independence Corp. ("AMIC").

Geneve Corporation, a diversified financial holding company, and its affiliated entities held approximately 51.6% of IHC's outstanding common stock at September 30, 2013.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results to be anticipated for the entire year.

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

In October 2013, IHC purchased 762,640 shares of AMIC common stock in connection with a tender offer for such shares and, as a result, IHC and its subsidiaries further increased its ownership of AMIC to 90.0%.

Note 3.

Income Per Common Share

            Diluted income per share, computed using the treasury stock method, include incremental shares from; (i) the assumed exercise of dilutive stock options; (ii) the assumed vesting of dilutive restricted stock; and (iii) assumed share settlement of dilutive stock appreciation rights (“SARs”) of 52,000 and 106,000 shares, respectively, for the three months and nine months ended September 30, 2013, and 71,000 and 85,000 shares, respectively, for the three months and nine months ended September 30, 2012.

Note  4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	September 30, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$216,279	$1,895	$(6,513)	$211,661
CMOs - residential (1)	3,338	714	-	4,052
CMOs - commercial	975	-	(403)	572
U.S. Government obligations	19,298	332	(71)	19,559
Agency MBS - residential (2)	99	6	-	105
GSEs (3)	31,572	132	(299)	31,405
States and political subdivisions	249,622	2,825	(5,699)	246,748
Foreign governments	30,574	24	(1,810)	28,788
Redeemable preferred stocks	4,036	73	(292)	3,817

Total fixed maturities	$555,793	$6,001	$(15,087)	$546,707

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Nonredeemable preferred stocks	$5,504	$112	$(11)	$5,605

Total equity securities	$5,504	$112	$(11)	$5,605

	December 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$343,529	$11,247	$(953)	$353,823
CMOs - residential (1)	12,993	7,166	(65)	20,094
CMOs - commercial	975	-	(405)	570
U.S. Government obligations	18,376	492	(2)	18,866
Agency MBS - residential (2)	397	31	-	428
GSEs (3)	48,598	1,075	(67)	49,606
States and political subdivisions	260,086	9,134	(995)	268,225
Redeemable preferred stocks	6,323	1,667	-	7,990

Total fixed maturities	$691,277	$30,812	$(2,487)	$719,602

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Nonredeemable preferred stocks	$15,355	$253	$(10)	$15,598

Total equity securities	$15,355	$253	$(10)	$15,598

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2013, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$2,350	$2,635
Due after one year through five years	54,528	55,024
Due after five years through ten years	183,314	178,605
Due after ten years	279,616	274,308
CMOs and MBSs	35,985	36,135

	$555,793	$546,707

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position, for the periods indicated:

	September 30, 2013

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$142,526	$6,169	$4,684	$344	$147,210	$6,513
CMOs - commercial	-	-	572	403	572	403
U.S. Government obligations	4,127	71	-	-	4,127	71
GSEs	3,574	91	5,482	208	9,056	299
States and political subdivisions	139,702	4,801	22,687	898	162,389	5,699
Foreign governments	26,215	1,684	1,327	126	27,542	1,810
Redeemable preferred stocks	3,471	292	-	-	3,471	292
Total fixed maturities	319,615	13,108	34,752	1,979	354,367	15,087
Nonredeemable preferred stocks	1,238	11	-	-	1,238	11
Total temporarily impaired
securities	$320,853	$13,119	$34,752	$1,979	$355,605	$15,098

Number of securities in an
unrealized loss position	109		16		125

	December 31, 2012

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$61,386	$953	$-	$-	$61,386	$953
CMOs - residential	2,416	21	1,138	44	3,554	65
CMOs - commercial	-	-	570	405	570	405
U.S. Government obligations	5,667	2	-	-	5,667	2
GSEs	6,162	40	2,784	27	8,946	67
States and political subdivisions	53,036	657	17,707	338	70,743	995
Total fixed maturities	128,667	1,673	22,199	814	150,866	2,487
Nonredeemable preferred stocks	1,378	10	-	-	1,378	10
Total temporarily impaired
securities	$130,045	$1,683	$22,199	$814	$152,244	$2,497

Number of securities in an
unrealized loss position	45		23		68

Substantially all of the unrealized losses on fixed maturities available-for-sale at September 30, 2013 and December 31, 2012 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Net realized investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales of available-for-sale securities:
Fixed maturities	$2,045	$1,282	$18,321	$4,625
Preferred stocks	-	(76)	177	(567)
Total sales of available-for-sale securities	2,045	1,206	18,498	4,058

Sales of trading securities	744	184	1,129	289
Other gains (losses)	(199)	-	(853)	-
Total realized gains (losses)	2,590	1,390	18,774	4,347

Unrealized gains (losses) on trading securities:
Available-for-sale securities transferred
to trading category	-	-	-	138
Change in unrealized gains (losses) on trading securities	(173)	65	(3)	(43)
Total unrealized gains (losses) on trading securities	(173)	65	(3)	95

Loss on other investment	-	(444)	-	(444)

Net realized investment gains (losses)	$2,417	$1,011	$18,771	$3,998

For the three months and nine months ended September 30, 2013, the Company realized gross gains of $2,324,000 and $21,060,000, respectively, and realized gross losses of $279,000 and $2,562,000, respectively, on sales of available-for-sale securities. For the three months and nine months ended September 30, 2012, the Company realized gross gains of $2,170,000 and $8,259,000, respectively, and realized gross losses of $964,000 and $4,201,000, respectively, on sales of available-for-sale securities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Total other-than-temporary impairment losses	$-	$-	$-	$992
Portion of losses recognized in other comprehensive
income (loss)	-	-	-	(288)

Net impairment losses recognized in earnings	$-	$-	$-	$704

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Balance at beginning of year	$563	$2,600	$1,976	$2,555
Credit losses during the period for which an other-
than-temporary loss was not previously recognized	-	-	-	473
Additional credit losses for which an other-than-
temporary loss was previously recognized	-	-	-	148
Securities sold	-	(624)	(1,413)	(1,200)

Balance at end of period	$563	$1,976	$563	$1,976

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at September 30, 2013 and December 31, 2012 consists of $345,000 and $389,000, respectively, related to CMO securities; and $0 and $684,000, respectively, related to redeemable preferred stock.

Note 5.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($6,000,000 and $8,000,000 at September 30, 2013 and December 31, 2012, respectively), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At September 30, 2013 and December 31, 2012, the fair value of interest rate swap was $221,000 and $363,000, respectively, which is included in other liabilities on the accompanying Consolidated Balance Sheets. See Note 6 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$211,661	$-	$211,661
CMOs - residential	-	2,503	1,549	4,052
CMOs - commercial	-	-	572	572
US Government obligations	-	19,559	-	19,559
Agency MBS - residential	-	105	-	105
GSEs	-	31,405	-	31,405
States and political subdivisions	-	244,275	2,473	246,748
Foreign governments	-	28,788	-	28,788
Redeemable preferred stocks	3,817	-	-	3,817
Total fixed maturities	3,817	538,296	4,594	546,707

Equity securities available-for-sale:
Nonredeemable preferred stocks	5,605	-	-	5,605
Total equity securities	5,605	-	-	5,605

Trading securities - equities	6,394	-	-	6,394
Total trading securities	6,394	-	-	6,394

Total Financial Assets	$15,816	$538,296	$4,594	$558,706

FINANCIAL LIABILITIES:
Interest rate swap	$-	$221	$-	$221

	December 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$353,823	$-	$353,823
CMOs - residential	-	6,041	14,053	20,094
CMOs - commercial	-	-	570	570
US Government obligations	-	18,866	-	18,866
Agency MBS - residential	-	428	-	428
GSEs	-	49,606	-	49,606
States and political subdivisions	-	265,667	2,558	268,225
Redeemable preferred stocks	7,990	-	-	7,990
Total fixed maturities	7,990	694,431	17,181	719,602

Equity securities available-for-sale:
Nonredeemable preferred stocks	15,598	-	-	15,598
Total equity securities	15,598	-	-	15,598

Trading securities - equities	7,016	-	-	7,016
Total trading securities	7,016	-	-	7,016

Total Financial Assets	$30,604	$694,431	$17,181	$742,216

FINANCIAL LIABILITIES:
Interest rate swap	$-	$363	$-	$363

            It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. At September 30, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy. No securities were transferred out of Level 2 and into the Level 3 category at September 30, 2013. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. No securities were transferred out of the Level 3 category in 2013 or 2012. The changes in the carrying value of Level 3 assets and liabilities, for the periods indicated, are summarized as follows (in thousands):

	Three Months Ended September 30, 2013
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$4,370	$571	$2,501	$7,442

Gains (losses) included in earnings:
Net realized investment gains	1,882	-	-	1,882

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	(2,140)	1	(18)	(2,157)

Sales of securities	(2,343)	-	-	(2,343)
Repayments and amortization of fixed maturities	(220)	-	(10)	(230)

Balance at end of period	$1,549	$572	$2,473	$4,594

	Three Months Ended September 30, 2012
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$12,969	$551	$2,614	$16,134

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	1,906	9	(30)	1,885

Repayments and amortization of fixed maturities	(733)	-	3	(730)

Balance at end of period	$14,142	$560	$2,587	$17,289

	Nine Months Ended September 30, 2013
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$14,053	$570	$2,558	$17,181

Gains (losses) included in earnings:
Net realized investment gains	6,517	-	-	6,517

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	(6,389)	2	(60)	(6,447)

Sales of securities	(11,663)	-	-	(11,663)
Repayments and amortization of fixed maturities	(969)	-	(25)	(994)

Balance at end of period	$1,549	$572	$2,473	$4,594

	Nine Months Ended September 30, 2012
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$22,127	$538	$-	$22,665

Purchases of securities	-	-	2,135	2,135

Gains(losses) included in earnings:
Net realized investment losses	(1,212)	-	-	(1,212)
Other-than-temporary impairments	(231)	(473)	-	(704)

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	2,976	495	424	3,895

Sales of securities	(7,087)	-	-	(7,087)
Repayments and amortization of fixed maturities	(2,431)	-	28	(2,403)

Balance at end of period	$14,142	$560	$2,587	$17,289

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements (in thousands):

	September 30, 2013		December 31, 2012
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$14,462	$11,182	$28,748	$22,165

FINANCIAL LIABILITIES:
Funds on deposit	$277,327	$276,379	$279,125	$278,084
Debt and junior subordinated
debt securities	$44,146	$44,146	$46,146	$46,146

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

Note 7.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets (included in other assets in the Condensed Consolidated Balance Sheets) for the first nine months of 2013 is as follows (in thousands):

		Other Intangible Assets
				Total
				Other
		Definitive	Indefinite	Intangible
	Goodwill	Lives	Lives	Assets

Balance at December 31, 2012	$50,318	$10,294	$7,977	$18,271

Medical Stop-Loss:
Broker relationships	-	(183)	-	(183)
Amortization expense	-	(2,443)	-	(2,443)

Balance at September 30, 2013	$50,318	$7,668	$7,977	$15,645

Note 8.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans.

A)  IHC Share-Based Compensation Plans

Total share-based compensation was $436,000 and $153,000 for the three months ended September 30, 2013 and 2012, respectively, and was $926,000 and $770,000 for the nine months ended September 30, 2013 and 2012, respectively. Related tax benefits of $174,000 and $61,000 were recognized for the three months ended September 30, 2013 and 2012, respectively, and $369,000 and $307,000 were recognized for the nine months ended September 30, 2013 and 2012, respectively.

Under the terms of IHC’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are three years for employee options.  The Company may also grant shares of restricted stock, share appreciation rights (“SARs”) and share-based performance awards. Restricted shares are valued at the quoted market price of the shares at the date of grant and have a three-year vesting period. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. At September 30, 2013, there were 380,970 shares available for future stock-based compensation grants under IHC’s stock incentive plans.

Stock Options

IHC’s stock option activity for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2012	693,836	$9.36
Exercised	(44,000)	9.09
Forfeited	(27,500)	9.99
Expired	(2,178)	10.47
September 30, 2013	620,158	$9.35

The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $228,000. In March 2013, 192,500 share options held by 5 employees were modified to extend the expiration term 5 years. The incremental cost of the modified awards was $618,000, which will be recognized over a new 2-year vesting period starting from the date of the modification.

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2013:

	Outstanding	Exercisable

Number of options	620,158	455,158
Weighted average exercise price per share	$9.35	$9.12
Aggregate intrinsic value for all options (in thousands)	$3,058	$2,351
Weighted average contractual term remaining	2.1 years	1.2 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.

Compensation expense of $53,000 and $56,000 was recognized in the three months ended September 30, 2013 and 2012, respectively, and $143,000 and $177,000 was recognized in the nine months ended September 30, 2013 and 2012, respectively, for the portion of the grant-date fair value of stock options vesting during that period.

As of September 30, 2013, the total unrecognized compensation expense related to non-vested stock options was $386,000, which is expected to be recognized over the remaining requisite weighted-average service period of 1.46 years.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2013:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2012	13,200	$9.37
Granted	7,425	11.66
Vested	(5,775)	9.15

September 30, 2013	14,850	$10.60

IHC granted 7,425 shares of restricted stock awards during each of the nine months ended September 30, 2013 and 2012 with a weighted average grant-date fair value of $11.66 and $9.39, respectively, per share. The total fair value of restricted stock that vested during each of the first nine months of 2013 and 2012 was $69,000 and $40,000, respectively. Restricted stock expense was $19,000 and $13,000 for the three months ended September 30, 2013 and 2012, respectively, and was $47,000 and $31,000 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the total unrecognized compensation expense related to non-vested restricted stock awards was $136,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.0 years.

SARs and Share-Based Performance Awards

IHC had 251,800 and 269,950 SAR awards outstanding at September 30, 2013 and December 31, 2012, respectively. No SARs awards were granted during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company granted 44,000 SAR awards. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. For three months ended September 30, 2013, and 2012, IHC recorded $363,000, and $60,000, respectively, of compensation costs for these awards. For nine months ended September 30, 2013, and 2012, IHC recorded $741,000, and $511,000, respectively, of compensation costs for these awards. In the first nine months of 2013, 14,850 SARs were exercised with an aggregate intrinsic value of $74,000. No SARs were exercised during the nine months ended September 30, 2012. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 are liabilities of $1,350,000 and $683,000, respectively, pertaining to SARs.

Other outstanding awards include share-based performance awards. Compensation costs for these awards are recognized and accrued as performance conditions are met, based on the current share price. IHC discontinued these award programs in 2013. For the three months ended September 30, 2013, and 2012, IHC recorded $0 and $24,000, respectively, of compensation costs for these awards, and for the nine months ended September 30, 2013, and 2012, IHC recorded $(5,000) and $51,000, respectively.  The intrinsic value of share-based performance awards paid during the nine months ended September 30, 2013 and 2012 was $83,000 and $57,000, respectively. Included in the other liabilities on the Company’s Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 are liabilities of $10,000 and $97,000, respectively, pertaining to share-based performance awards.

B)

AMIC Share-Based Compensation Plans

Total AMIC share-based compensation expense was $13,000 and $8,000 the three months ended September 30, 2013 and 2012, respectively, and was $30,000 and $24,000 for the nine months ended September 30, 2013 and 2012, respectively.  Related tax benefits of $4,000 and $3,000 were recognized for the three months ended September 30, 2013 and 2012; and were $10,000 and $9,000 for the nine months ended September 30, 2013 and 2012.

Under the terms of the AMIC’s stock-based compensation plan, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms are ten years; and vesting periods range from three to four years.  AMIC may also grant shares of restricted stock, stock appreciation rights and share-based performance awards.  Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three-year vesting period.

Stock Options

AMIC’s stock option activity for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2012	227,285	$11.40
Granted	13,334	7.01
Expired	(18,334)	7.50
September 30, 2013	222,285	$11.46

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of September 30, 2013:

	Outstanding	Exercisable

Number of options	222,285	203,395
Weighted average exercise price per share	$11.46	$11.91
Aggregate intrinsic value for all options (in thousands)	$236	$173
Weighted average contractual term remaining	3.02 years	2.46 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2013 was $4.04 per share. No options were granted during the nine months ended September 30, 2012. The assumptions set forth in the table below were used to value the stock options granted during the nine months ended September 30, 2013:

September 30
2013

Weighted-average risk-free interest rate	2.30%
Annual dividend rate per share	-
Weighted-average volatility factor of the Company's common stock	45.00%
Weighted-average expected term of options	5 years

Compensation expense of $13,000 and $8,000 was recognized for the three-month periods ended September 30, 2013 and 2012, respectively, and was $30,000 and $24,000 for the nine-month periods ended September 30, 2013 and 2012, respectively, for the portion of the grant-date fair value of AMIC’s stock options vesting during the period.

As of September 30, 2013, the total unrecognized compensation expense related to AMIC’s non-vested options was $72,000 which will be recognized over the remaining requisite service periods.

Note 9.

Debt

In July 2013, the Company made a $2,000,000 principal debt repayment in accordance with the terms of its amortizing term note.

Note 10.

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

At September 30, 2013, AMIC had net operating loss carryforwards of approximately $268,808,000 for federal income tax purposes, expiring in varying amounts through the year 2031, with a significant portion expiring in 2021. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets was $10,885,000 and $12,173,000 at September 30, 2013 and December 31, 2012, respectively. Effective January 15, 2013, AMIC will be included in the consolidated Federal income tax returns of IHC on a June 30 fiscal year as a result of the increase in IHC’s ownership interest in AMIC to over 80%.

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

Note 12.

Supplemental Disclosures of Cash Flow Information

Tax refunds, net of tax payments, were $612,000 and $519,000 during the nine months ended September 30, 2013 and 2012.

Cash payments for interest were $1,458,000 and $1,601,000 during the nine months ended September 30, 2013 and 2012, respectively.

Note 13.

Contingencies

On September 1, 2013, Madison National Life entered into an agreement with a former policyholder for a return of premium in connection with health insurance business written during 2007.  The agreement was entered into in response to a potential lawsuit and, as a result, the Company has accrued $1,541,000 in return of premium reserves (net of recoveries). The Company terminated the MGU that produced this business in 2008.

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

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended September 30, 2013
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(3,268)	$(191)	$(3,459)

Other comprehensive income (loss) before reclassifications	(1,364)	58	(1,306)

Amounts reclassified from accumulated OCI	(1,151)	-	(1,151)

Net other comprehensive income (loss)	(2,515)	58	(2,457)

Less other comprehensive loss attributable
to noncontrolling interests	(6)	-	(6)

Ending balance	$(5,789)	$(133)	$(5,922)

	Three Months Ended September 30, 2012
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$12,754	$(302)	$12,452

Other comprehensive income (loss) before reclassifications	5,017	76	5,093

Amounts reclassified from accumulated OCI	(775)	-	(775)

Net other comprehensive income (loss)	4,242	76	4,318

Less other comprehensive loss attributable
to noncontrolling interests	(137)	-	(137)
Acquired from noncontrolling interests	-	-	-

Ending balance	$16,859	$(226)	$16,633

	Nine Months Ended September 30, 2013
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$15,231	$(218)	$15,013

Other comprehensive income (loss) before reclassifications	(9,908)	85	(9,823)

Amounts reclassified from accumulated OCI	(11,698)	-	(11,698)

Net other comprehensive income (loss)	(21,606)	85	(21,521)

Less other comprehensive loss attributable
to noncontrolling interests	550	-	550
Acquired from noncontrolling interests	36	-	36

Ending balance	$(5,789)	$(133)	$(5,922)

	Nine Months Ended September 30, 2012
	Unrealized
	Gains (Losses) on
	Available-for-Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$8,150	$(297)	$7,853

Other comprehensive income (loss) before reclassifications	11,190	71	11,261

Amounts reclassified from accumulated OCI	(2,254)	-	(2,254)

Net other comprehensive income (loss)	8,936	71	9,007

Less other comprehensive loss attributable
to noncontrolling interests	(230)	-	(230)
Acquired from noncontrolling interests	3	-	3

Ending balance	$16,859	$(226)	$16,633

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$1,846	$1,205	$17,647	$4,195
Net impairment losses recognized in earnings	-	-	-	(704)

Income from operations before income tax	1,846	1,205	17,647	3,491
Tax effect	695	430	5,949	1,237

Net income	$1,151	$775	$11,698	$2,254

Note 15.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Medical Stop-Loss	$42,043	$38,286	$127,833	$107,844
Fully Insured Health	71,778	45,357	203,896	124,033
Group disability, life, annuities and DBL	15,842	13,160	46,685	38,901
Individual life, annuities and other	9,542	13,666	34,162	40,517
Corporate	22	22	79	512
	139,227	110,491	412,655	311,807
Net realized investment gains	2,417	1,011	18,771	3,998
Other-than-temporary impairment losses	-	-	-	(704)
Total revenues	$141,644	$111,502	$431,426	$315,101

Income from operations
before income taxes:
Medical Stop-Loss	$3,404	$2,853	$9,836	$12,787
Fully Insured Health (A)	615	1,461	474	4,619
Group disability, life, annuities and DBL	2,555	3,590	6,530	4,292
Individual life, annuities and other(B)	(40)	852	(9,207)	1,050
Corporate	(2,485)	(2,677)	(5,022)	(5,781)
	4,049	6,079	2,611	16,967
Net realized investment gains	2,417	1,011	18,771	3,998
Other-than-temporary impairment losses	-	-	-	(704)
Interest expense	(470)	(509)	(1,447)	(1,588)
Income from operations before
income taxes	$5,996	$6,581	$19,935	$18,673

(A)

The Fully Insured Health segment includes amortization of intangible assets. Total amortization expense was $602,000 and $624,000 for the three months ended September 30, 2013 and 2012, respectively, and was $1,810,000 and $1,829,000, respectively, for the nine months ended September 30, 2013 and 2012. Amortization expense for the other segments is not material to their operating results.

(B)

For the nine months ended September 30, 2013, the Individual life, annuities and other segment includes the write-off of $9,307,000 of deferred acquisition costs in connection with a coinsurance agreement. See Note 11 for more reinsurance information.

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

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC, IHC Health Solutions, Inc. and IHC Specialty Benefits, Inc.  These companies are sometimes collectively referred to as the “Insurance Group”, and IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company." IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss for Standard Security Life.   At September 30, 2013, the Company also owned an 80.6% interest in American Independence Corp. ("AMIC").

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

The following is a summary of key performance information and events:

The results of operations for the three months and nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$141,644	$111,502	$431,426	$315,101
Expenses	135,648	104,921	411,491	296,428

Income from operations before income taxes	5,996	6,581	19,935	18,673
Income taxes	2,080	2,191	6,821	6,123

Net income	3,916	4,390	13,114	12,550

Less: Income from noncontrolling interests in subsidiaries	(277)	(472)	(1,083)	(1,179)

Net income attributable to IHC	$3,639	$3,918	$12,031	$11,371

o

Net income of $.21 per share, diluted, for the three months ended September 30, 2013 compared to $.22 per share, diluted, for the same period in 2012. Net income of $.67 per share, diluted, for the nine months ended September 30, 2013, compared to $.63 per share, diluted, for the nine months ended September 30, 2012.

o

Consolidated investment yields (on an annualized basis) of 4.2% and 3.8% for the three months and nine months ended September 30, 2013 compared to 4.6% and 4.2% for the comparable periods in 2012;

o

Increased IHC’s ownership in AMIC to 80.6% as a result of AMIC’s share repurchases in the first quarter of 2013. In October 2013, IHC acquired 762,640 shares of AMIC common stock in connection with a tender offer for such shares and, as a result, further increased its ownership of AMIC to 90.0%;

o

In the second quarter of 2013, Madison National Life entered into a coinsurance agreement with an unaffiliated reinsurer, effective May 31, 2013, to cede approximately $218.6 million of life and annuity reserves. Net realized investment gains were $18.8 million for the nine months ended September 30, 2013, of which a significant portion resulted from sales of invested assets in connection with the transfer of assets in accordance with the terms of such coinsurance agreement. In addition, the Company wrote-off $9.3 million of deferred acquisition costs as a result of this coinsurance agreement, which was more than offset by the net realized investment gains in the period; and

o

Book value of $15.49 per common share, a decrease of $.44 per common share from $15.93 at December 31, 2012 primarily due to an increase in interest rates.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $3.4 million for the third quarter of 2013 compared to $2.9 million in the same quarter in 2012, and reported income before taxes of $9.8 million for the first nine months of 2013 compared to $12.8 million for the first nine months of 2012. The decrease is primarily due to higher loss ratios in 2013;

o

Premiums earned increased $4.0 million and $20.2 million for the three months and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012. The increase in premiums earned is primarily due to increased volume.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Premiums Earned	$40,534	$36,465	$123,328	$103,100
Insurance Benefits, Claims & Reserves	27,996	24,590	85,490	65,585
Expenses	10,482	10,718	31,711	29,193

Loss Ratio(A)	69.1%	67.4%	69.3%	63.6%
Expense Ratio (B)	25.8%	29.4%	25.7%	28.3%
Combined Ratio (C)	94.9%	96.8%	95.0%	91.9%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o

The Company recorded an increase in the loss ratio in the medical stop-loss line of business for the nine months ended September 30, 2013 due to slightly higher loss ratios on direct written business and an unfavorable reserve development related to business written with a certain producer which resulted in a $2.1 million increase in claim reserves on this program. We have ceased writing new business with this producer.

•

The Fully Insured Health segment reported $0.6 million of income before taxes for the three months ended September 30, 2013 as compared to $1.5 million for the comparable period in 2012, and reported $0.5 million of income before taxes for the nine months ended September 30, 2013 compared to $4.6 million for the same period in 2012. The decrease is primarily due to higher loss ratios in 2013;

o

Premiums earned increased $27.4 million and $81.0 million for the three months and nine months ended September 30, 2013 over the comparable 2012 periods primarily due to premiums generated by new lines of business (pet and international lines) combined with increased volume and retentions in certain other lines of the business.

o

Underwriting experience, as indicated by its GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Premiums Earned	$64,470	$37,137	$183,221	$102,204
Insurance Benefits, Claims & Reserves	46,142	25,154	129,600	67,536
Expenses	19,490	11,265	56,584	30,369

Loss Ratio	71.6%	67.7%	70.7%	66.1%
Expense Ratio	30.2%	30.3%	30.9%	29.7%
Combined Ratio	101.8%	98.0%	101.6%	95.8%

o

The increase in the loss ratio was primarily attributable to an increase in the claims experience on major medical business for groups and individuals primarily due to unfavorable development on business that is produced by certain non-owned third party administrators, a reserve adjustment for a potential lawsuit related to business written through an MGU that was previously terminated and due to changes brought about by certain aspects of health care reform.

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $1.0 million for the three months ended September 30, 2013 and increased $2.2 million for the nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of loss ratio fluctuations in the LTD business;

•

Income before taxes from the Individual life, annuities and other segment decreased $0.9 million and $10.3 million for the three-month and nine-month periods ended September 30, 2013 as compared to the same periods in 2012. Nine month results include $9.3 million of deferred acquisition costs that were written off in connection with a coinsurance agreement during the second quarter of 2013;

•

Losses before tax from the Corporate segment in the third quarter of 2013 remained comparable to the same period in 2012, and decreased $0.8 million in the nine-month period ended September 30, 2013 over the same period of 2012, primarily due to a decrease in corporate overhead;

•

Net realized investment gains were $2.4 million and $18.8 million for the three months and nine months ended September 30, 2013 compared to net realized investment gains of $1.0 million and $4.0 million for the three months and nine months ended September 30, 2012. A significant portion of the net realized investment gains in the first nine months of 2013 resulted from sales of invested assets in connection with the transfer of assets in accordance with the terms of a coinsurance agreement. The Company did not record any other-than-temporary impairment losses in 2013. Other-than-temporary impairment losses recognized in earnings for the nine months ended September 30, 2012 were $0.7 million; and

•

Premiums by principal product for the three months and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Gross Direct and Assumed
Earned Premiums:	2013	2012	2013	2012

Medical Stop-Loss	$48,153	$42,992	$146,664	$123,425
Fully Insured Health	74,837	58,518	212,683	163,967
Group disability, life, annuities and DBL	25,634	22,371	76,050	68,013
Individual, life, annuities and other	7,081	7,488	23,442	23,257

	$155,705	$131,369	$458,839	$378,662

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Net Direct and Assumed
Earned Premiums:	2013	2012	2013	2012

Medical Stop-Loss	$40,534	$36,465	$123,328	$103,100
Fully Insured Health	64,470	37,137	183,221	102,204
Group disability, life, annuities and DBL	15,205	12,423	44,295	36,776
Individual, life, annuities and other	4,965	6,211	17,163	19,399

	$125,174	$92,236	$368,007	$261,479

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Reserves, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  During the nine months ended September 30, 2013, there were no additions to or changes in the critical accounting policies disclosed in the 2012 Form 10-K except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Information by business segment for the three months ended September 30, 2013 and 2012 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2013	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$40,534	1,402	107	27,996	-	10,643	$3,404
Fully Insured Health	64,470	1,031	6,277	46,142	4	25,017	615
Group disability,
life, annuities
and DBL	15,205	608	29	9,062	-	4,225	2,555
Individual life,
annuities and other	4,965	3,778	799	4,977	1,400	3,205	(40)
Corporate	-	22	-	-	-	2,507	(2,485)
Sub total	$125,174	$6,841	$7,212	$88,177	$1,404	$45,597	4,049

Net realized investment gains							2,417
Interest expense on debt							(470)
Income from operations before income taxes							5,996
Income taxes							2,080
Net income							$3,916

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2012	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$36,465	1,733	88	24,590	-	10,843	$2,853
Fully Insured Health	37,137	477	7,743	25,154	6	18,736	1,461
Group disability,
life, annuities
and DBL	12,423	713	24	5,772	-	3,798	3,590
Individual life,
annuities and other	6,211	6,401	1,054	7,518	1,581	3,715	852
Corporate	-	22	-	-	-	2,699	(2,677)
Sub total	$92,236	$9,346	$8,909	$63,034	$1,587	$39,791	6,079

Net realized investment gains							1,011
Interest expense on debt							(509)
Income from operations before income taxes							6,581
Income taxes							2,191
Net income							$4,390

Premiums Earned

In the third quarter of 2013, premiums earned increased $33.0 million over the comparable period of 2012. The increase is primarily due to: (i) the Fully Insured Health segment which had a $27.4 million increase in premiums primarily as a result of increased retentions on most lines of business and increased volume in the short term medical business and major medical business for groups and individuals in addition to premiums from the new pet and international lines of business; (ii) a $4.0 million increase in the Medical Stop-Loss segment due to increased volume of business in 2013; and (iii) a $2.8 million increase in the Group disability, life, annuities and DBL segment primarily due to increased premiums from the DBL line; partially offset by (iv) a decrease of $1.2 million of earned premiums in the Individual life, annuities and other segment primarily as a result of decreased premium volume from the second quarter coinsurance agreement and lines in run-off.

Net Investment Income

Total net investment income decreased $2.5 million.  The overall annualized investment yields were 4.2% and 4.6% (approximately 4.3% and 4.8%, on a tax advantaged basis) in the third quarter of 2013 and 2012, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $215.1 million of invested assets in the second quarter of 2013 related to a coinsurance treaty. The annualized investment yields on bonds, equities and short-term investments were 3.7% and 4.3% in the third quarter of 2013 and 2012, respectively. IHC has approximately $141.6 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $2.4 million in 2013 compared to $1.0 million in 2012. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income decreased $1.5 million for the three-month period ended September 30, 2013 compared to the three-month period ended September 30, 2012 as a result of increased retentions in certain lines of the Fully Insured Health segment.

Other income decreased $0.2 million in the third quarter of 2013 compared to the same period in 2012.

Insurance Benefits, Claims and Reserves

In the third quarter of 2013, insurance, benefits, claims and reserves increased $25.2 million over the comparable period in 2012. The increase is primarily attributable to: (i) an increase of $21.0 million in the Fully Insured Health segment, principally due to the increase in premiums on the major medical business for groups and individuals and short term medical lines of business in addition to the new pet and international lines of business and higher loss ratios; (ii) an increase of $3.4 million in the Medical Stop-Loss segment as a result of an increase in premium volume and higher loss ratios; (iii) an increase of $3.3 million in the group disability, life, annuities and DBL segment primarily due to increases in the DBL line of $2.0 million as a result of increased volume and $1.2 million in the LTD line as a result of higher loss ratios in 2013; partially offset by (iv) a $2.5 million decrease in the Individual life, annuity and other segment primarily a result of decreased volume from the second quarter coinsurance agreement and from lines in run-off.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs was comparable to the same period in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.8 million. The increase is primarily due to: (i) a $6.3 million increase in the Fully Insured Health segment largely due to an increase in commission and other general expenses in the major medical business for groups and individuals and short-term medical lines of business in addition to commission and other general expenses related to the new pet and international lines in 2013; offset by (ii) a decrease of $0.4 million in Individual life, annuity and other segment.

Income Taxes

The effective tax rate for the three months ended September 30, 2013 and 2012 was 34.7% and 33.3%, respectively.  The lower effective tax rate in 2012 was due to a higher benefit from tax-advantaged securities as a percentage of income in 2012.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Information by business segment for the nine months ended September 30, 2013 and 2012 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2013	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$123,328	4,102	403	85,490	-	32,507	$9,836
Fully Insured Health	183,221	2,048	18,627	129,600	14	73,808	474
Group disability,
life, annuities
and DBL	44,295	2,186	204	27,596	-	12,559	6,530
Individual life,
annuities and other	17,163	13,429	3,570	20,227	13,778	9,364	(9,207)
Corporate	-	79	-	-	-	5,101	(5,022)
Sub total	$368,007	$21,844	$22,804	$262,913	$13,792	$133,339	2,611

Net realized investment gains							18,771
Interest expense on debt							(1,447)
Income from operations before income taxes							19,935
Income taxes							6,821
Net income							$13,114

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2012	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$103,100	4,119	625	65,585	-	29,472	$12,787
Fully Insured Health	102,204	1,123	20,706	67,536	18	51,860	4,619
Group disability,
life, annuities
and DBL	36,776	2,035	90	22,876	-	11,733	4,292
Individual life,
annuities and other	19,399	17,917	3,201	24,437	4,794	10,236	1,050
Corporate	-	512	-	-	-	6,293	(5,781)
Sub total	$261,479	$25,706	$24,622	$180,434	$4,812	$109,594	16,967

Net realized investment gains							3,998
Other-than-temporary impairment losses							(704)
Interest expense on debt							(1,588)
Income from operations before income taxes							18,673
Income taxes							6,123
Net income							$12,550

Premiums Earned

In the first nine months of 2013, premiums earned increased $106.5 million over the comparable period of 2012. The increase is primarily due to: (i) the Fully Insured Health segment which had a $81.0 million increase in premiums primarily as a result of increased retentions on most lines of business and increased volume in the short term medical business and major medical business for groups and individuals in addition to premiums from the new pet and international lines of business; (ii) a $20.2 million increase in the Medical Stop-Loss segment due to increased volume of business in 2013; and (iii) a $7.5 million increase in the Group disability, life, annuities and DBL segment primarily due to increased premiums from the DBL line; partially offset by (iv) a decrease of $2.2 million of earned premiums in the Individual life, annuities and other segment primarily as a result of decreased premium volume from the coinsurance agreement and from lines in run-off.

Net Investment Income

Total net investment income decreased $3.9 million.  The overall annualized investment yields were 3.8% and 4.2% (approximately 3.9% and 4.3%, on a tax advantaged basis) in the first nine months of 2013 and 2012, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $215.1 million of invested assets in the second quarter of 2013 related to a coinsurance treaty. The annualized investment yields on bonds, equities and short-term investments were 3.5% and 3.9% in the first nine months of 2013 and 2012, respectively. IHC has approximately $141.6 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairments

The Company had net realized investment gains of $18.8 million in 2013 compared to $4.0 million in 2012. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. A significant portion of the net realized investment gains in 2013 resulted from sales of invested assets in connection with the transfer of assets, during the second quarter, in accordance with the terms of a coinsurance agreement.

The Company did not record any other-than-temporary impairment losses in the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company recorded $0.7 million of other-than-temporary impairment losses, pre-tax. Other-than-temporary impairment losses in 2012 consist of credit losses resulting from expected cash flows of debt securities that are less than their amortized cost basis.

Fee Income and Other Income

Fee income decreased $2.2 million for the nine-month period ended September 30, 2013 compared to the nine-month period ended September 30, 2012 as a result of increased retentions in certain lines of the Fully Insured Health segment.

Total other income increased $0.4 million in the nine-month period ended September 30, 2013 compared to the nine-month period ended September 3, 2012.

Insurance Benefits, Claims and Reserves

In the first nine months of 2013, insurance, benefits, claims and reserves increased $82.5 million over the comparable period in 2012. The increase is primarily attributable to: (i) an increase of $62.1 million in the Fully Insured Health segment, principally due to the increase in premiums on the major medical business for groups and individuals and short term medical lines of business in addition to the new pet and international lines of business and higher loss ratios; (ii) an increase of $19.9 million in the Medical Stop-Loss segment as a result of an increase in premium volume and higher loss ratios; (iii) an increase of $4.7 million in the group disability, life, annuities and DBL segment primarily due to an increase in the DBL line as a result of increased volume; offset by (iv) a $4.2 million decrease in the Individual life, annuity and other segment primarily a result of decreased volume from the coinsurance agreement and from lines in run-off.

Amortization of Deferred Acquisition Costs

In the second quarter of 2013, the Company wrote-off $9.3 million of deferred acquisition costs in connection with a coinsurance agreement. Excluding this write-off, amortization of deferred acquisition costs decreased $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $23.7 million. The increase is primarily due to: (i) a $21.9 million increase in the Fully Insured Health segment largely a result of an increase in commission and other general expenses in the major medical business due to the increase in volume for groups and individuals and short term medical lines of business in addition to commission and other general expenses related to the new pet and international lines in 2013; (ii) a $3.0 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to the increase in volume; partially offset by  (iii) a decrease of $1.2 million in corporate overhead expenses due to a reduction in employment and consulting related expenses.

Income Taxes

The effective tax rate for the nine months ended September 30, 2013 and 2012 was 34.2% and 32.8%, respectively.  The lower effective tax rate in 2012 was due to a higher benefit from tax-advantaged securities as a percentage of income in 2012.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group declared and paid $12.0 million and $6.5 million of cash dividends to Corporate in the nine months ended September 30, 2013 and 2012, respectively.

Cash Flows

The Company had $16.8 million and $23.9 million of cash and cash equivalents as of September 30, 2013 and December 31, 2012, respectively.

For the nine months ended September 30, 2013, operating activities of the Company utilized $173.3 million of cash, whereas $175.8 million of cash was provided by investing activities. In the second quarter of 2013, the Company liquidated investments to fund a $215.1 million payment to an unaffiliated reinsurer in accordance with the terms of a coinsurance agreement causing the increase in investing activities and corresponding decrease in operating activities. Financing activities, which utilized $9.6 million for the period, includes a $2.0 million debt repayment, $2.9 million utilized by IHC to acquire treasury shares and $1.2 million utilized by AMIC to purchase shares of its common stock from noncontrolling interests.

The Company has $517.9 million of future policy benefits and claims and claim adjustment expenses that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2013, cash received from the maturities and other repayments of fixed maturities was $44.7 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Cash and investments decreased $199.4 million from December 31, 2012 largely due to the transfer of $215.1 million of cash and investments to an unaffiliated reinsurer in connection with a coinsurance agreement during the second quarter of 2013.

The Company had net receivables from reinsurers of $341.1 million at September 30, 2013 compared to $118.7 million at December 31, 2012. The Company recorded $218.3 million of estimated reinsurance recoverables in connection with a coinsurance agreement during the second quarter of 2013. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2013.

In connection with the coinsurance agreement mentioned above, the Company wrote-off $9.3 million of deferred acquisition costs and recorded $6.6 million of estimated deferred expenses (included in other assets on the Condensed Consolidated Balance Sheet) which will be amortized over the life of the underlying reinsured contracts.

Debt decreased as a result of a $2.0 million principal repayment in the third quarter of 2013.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	September 30,	December 31,
	2013	2012

Medical Stop-Loss	$69,641	$59,029
Fully Insured Health	52,905	40,747
Group Disability	103,017	87,171
Individual A&H and Other	7,125	7,533

	$232,688	$194,480

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

The $11.3 million decrease in IHC’s stockholders' equity in the first nine months of 2013 is primarily due a $21.0 million decrease in other comprehensive income (loss) for the period, common stock dividends of $0.6 million and $2.9 million of treasury stock purchases, partially offset by net income of $12.0 million.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $15.1 million at September 30, 2013, approximately 99.6% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2013, approximately 0.4% (or $2.1 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any non-performing fixed maturities at September 30, 2013.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the nine months ended September 30, 2013. For the nine months ended September 30, 2012, the Company recorded $0.7 million of losses for other-than-temporary impairments in earnings and $0.3 million of losses for other-than-temporary impairments in other comprehensive income (loss). The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2013 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$403	$403

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2013. In 2013, the Company recorded $19.8 million of net unrealized losses on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2013, is not materially different from that reported in the schedule of such obligations at December 31, 2012 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

We will continue to emphasize:

•

Continued growth in our medical stop-loss segment as the demand for this product continues to grow and Risk Solutions continues to build its reputation as a direct writer and provider of captive solutions;

•

Our individual major medical premiums will decline in the fourth quarter of 2013, and more rapidly dissipate in 2014 as we exit this line of business;

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

The Company remained highly liquid in 2013 with a shorter duration portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for the balance of the year. IHC has approximately $141.6 million in highly rated shorter maturity securities earning on average 1.4%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

At September 30, 2013, IHC owned 80.6% of AMIC’s outstanding common stock. In October 2013, IHC acquired 762,640 shares of the common stock of AMIC for $10.00 per share in cash in connection with a tender offer for such shares.  As a result, IHC and its subsidiaries currently own 90.0% of AMIC’s outstanding common stock.

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

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care Act of 2010, as amended, signed by President Obama in March 2010 and its subsequent interpretations by state and federal regulators. The appropriate regulatory agencies have now issued their proposed regulations. The regulations proposed to-date, including those mandating minimum loss ratios (“MLRs”) seem to have validated our strategy of pursuing niche lines of business not subject to MLRs. We are continuing our comprehensive review of all the options for IHC and we our evaluation of our portfolio of health insurance products.  While the law has influenced our decision, and that of many other insurers, to exit or reduce their presence in major medical essential health benefit (“EHB”) plans in the small employer and individual markets, non-EHB lines of business and Medical Stop-Loss have been impacted by health care reform minimally or not at all.

Our results depend on the adequacy of our product pricing, our underwriting, the accuracy of our reserving methodology, returns on our invested assets, and our ability to manage expenses.  We will also need to be diligent with the increased rate review scrutiny to effect timely rate changes and will need to stay focused on the management of medical cost drivers as medical trend levels cause margin pressures.  Therefore, factors affecting these items, as well as unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2013 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2012 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In March 2013, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. As of September 30, 2013, 319,429 shares were still authorized to be repurchased under the plan. There were no share repurchases during the third quarter of 2013.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

The Board of Directors amended the By-laws, effective as of November 6, 2013.  A copy of the Amendment to Bylaws is submitted hereto as Exhibit 3.2.

ITEM 6.

EXHIBITS

3.2

Amendment to By-Laws of Independence Holding Company.

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

November 7, 2013

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

November 7, 2013

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer