Form 10-K
period 2013-12-31
INDEPENDENCE HOLDING CO
filed 2014-03-14
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 COMMISSION FILE NUMBER 0-10306

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

Large accelerated filer __

   Accelerated filer  X     Non-accelerated filer          Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2013 was $91,003,000.

17,608,549 shares of common stock were outstanding as of March 1, 2014.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2013 annual meeting of stockholders to be held in May 2014 are incorporated by reference in response to Part III of this Report.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Independence Holding Company is a Delaware corporation (NYSE: IHC) that was formed in 1980.  We are a holding company principally engaged in the life and health insurance business with principal executive offices located at 96 Cummings Point Road, Stamford, Connecticut 06902. At December 31, 2013, we owned a 90% controlling interest in American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company ("Independence American"), IHC Risk Solutions LLC (“Risk Solutions”), IHC Specialty Benefits, Inc. (“Specialty Benefits”) and controlling interests in certain agencies and call centers.

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

IHC provides specialized life and health coverage and related services to commercial customers and individuals.  We focus on niche products and/or narrowly defined distribution channels primarily in the United States.  Our wholly owned insurance company subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") market their products through independent and affiliated brokers, producers and agents.  Independence American also distributes through these sources as well as to consumers through dedicated controlled distribution companies and through company-owned websites.

Madison National Life, Standard Security Life and Independence American are sometimes collectively referred to as the "Insurance Group." IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or "IHC", or are implicit in the terms "we", "us" and "our".

In 2014 IHC will retain the vast majority of the risk that it underwrites, and will focus on the following lines of business:

•

Medical excess (or "stop-loss")

•

Multiple fully insured health lines

•

Group disability and life

•

Individual life

Standard Security Life, Madison National Life and Independence American are each rated A- (Excellent) by A.M. Best Company, Inc. ("Best"). Standard Security Life is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life is domiciled in Wisconsin, licensed to sell insurance products in 49 states, the District of Columbia, the Virgin Islands and American Samoa, and is an accredited reinsurer in New York. Independence American is domiciled in Delaware and licensed to sell insurance products in all 50 states and the District of Columbia. We have been informed by Best that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold any of our securities.

Our administrative companies underwrite, market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions or profit slides. During 2013, our principal administrative companies were: (i) IHC Health Solutions, Inc. (“Health Solutions”), an administrative services company that operates in the individual and small employer markets; (ii) Risk Solutions, a full-service direct writer of medical stop-loss insurance for self-insured employer groups in the middle to larger employer markets; (iii) Specialty Benefits, a full-service marketing, and distribution company that focuses on small employer, individual and consumer products; and (iv) IHC Carrier Solutions LLC (“Carrier Solutions”), a program management, actuarial and regulatory compliance firm providing product development and valuation services for IHC’s fully insured health segment.

In addition, AMIC owns controlling interests in IPA Family, LLC ("IPA"), IPA Direct LLC (“IPAD”), and Healthinsurance.org LLC (“HIO”). IPA is a consumer direct sales agency that sells IHC’s ancillary health and life products and major medical products of national insurance companies.  IPAD is a consumer direct sales call center that sells IHC’s ancillary health and life products and major medical products of national insurance companies. HIO is an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance.  Our general agencies earn commissions for selling life and health insurance products underwritten by IHC’s owned and affiliated insurance companies and also by unaffiliated carriers.

For information pertaining to the Company's business segments, reference is made to Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

As a result of the reorganization of Risk Solutions and an expansion in the overall demand for stop-loss insurance, we have seen an increase in both our gross written and net earned stop-loss premiums. Our gross written fully insured health premiums have increased. As a result of this growth, plus increased retentions and the addition of certain new product lines, net earned premiums from our Fully Insured Health segment have also increased. We have experienced decreases in administrative costs as a percentage of premiums in both our Fully Insured Health and Stop-Loss segments resulting from the consolidation and efficiency initiatives implemented in the last several years.

DISTRIBUTION

Medical Stop-Loss

Standard Security Life is the primary carrier for our employer medical stop-loss products although, in 2013, we also wrote business for Madison National Life, Independence American and unaffiliated carriers. IHC’s carriers wrote approximately 83% of their medical stop-loss business through Risk Solutions and TRU with the balance written through three independent MGUs. During 2013, IHC owned two managing general underwriters, Majestic Underwriters LLC ("Majestic") and Alliance Underwriters, LLC, which transferred their stop-loss blocks and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.  Risk Solutions is responsible for underwriting accounts in accordance with guidelines formulated and approved by its carriers, billing and collecting premiums, paying commissions to agents, third party administrators and/or brokers, and processing claims. With respect to those select MGUs with which we do business, we establish underwriting guidelines, maintain approved policy forms and oversee claims for reimbursement, as well as appropriate accounting procedures and reserves. In order to accomplish this, we audit the MGUs' underwriting, claims and policy issuance practices to assure compliance with our guidelines, provide the MGUs with access to our medical management and cost containment expertise, and review cases that require referral based on our underwriting guidelines. MGUs are non-salaried contractors that receive fee income, generally a percentage of gross premiums produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Fully Insured Health

The Fully Insured Health Segment is comprised of the following categories: (i) major medical coverage (comprised of small-group major medical, major medical health plans for individuals and families and large-group major medical); (ii) ancillary benefits including dental, vision, short-term medical, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity) and small group stop-loss; (iii) pet insurance; and (iv) non-subscriber occupational accident. Health Solutions, Carrier Solutions and Specialty Benefits collectively perform marketing, sales, underwriting and administrative functions on the majority of our Fully Insured Health business.  In addition, our carriers write a significant amount of Fully Insured Health business, which is distributed and/or administered by independent third party administrators. We have also established a relationship with a leading provider of international health, life and disability plans for specialized niche markets, and invested in a joint venture which has acquired two third party administrators of non-subscriber occupational accident coverage in Texas and other accident-related coverages in states outside of Texas.

The Fully Insured Health Segment has approximately 314 salaried employees performing all aspects of underwriting, risk selection and pricing, policy administration and management of fully insured group and individual health insurance on behalf of IHC and other carriers, and management of approximately $289 million of gross individual and group health premiums for multiple insurers.

The agents and brokers who produce the Fully Insured Health business are non-salaried contractors who receive commissions.

Other Products

Our other products are primarily distributed by general agents, agents and brokers. The short-term statutory disability benefit product in New York State ("DBL") is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets. Madison National Life also reinsures and will begin writing life, disability and health products serving the needs of expatriates, third-party nationals and high net-worth local nationals.

Madison National Life sells a whole-life product with an annuity rider to military personnel and civil service employees.  They also sell a final expense whole life product to the senior market. They had $17.1 million of premiums from the whole-life and annuity products in 2013 and expect to write about $18.0 million of premium in 2014.  They had $1.9 million of final expense whole life premium in 2013 and expect to write about $2.4 million in 2014. Madison National Life’s subsidiary, IHC Financial Group, Inc. (“IHC Financial Group”), recruits agents to sell life and annuity products to state and federal employees. Since these products are currently not available through IHC’s carriers, IHC Financial Group has contracted with highly rated insurance companies to sell their life and annuity products to these individuals. The income for IHC Financial Group is derived completely from commissions on the sale of the products of these other companies. The agents and brokers who produce this business are non-salaried contractors who receive commissions.  IHC Financial Group earned approximately $0.8 million of revenue in 2013 and we anticipate increased growth as we continue to recruit new agents.

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

IHC experienced an increase in premiums in the Medical Stop-Loss line of business in 2013 primarily from the marketing efforts of Risk Solutions.  We expect this trend to continue throughout 2014.

Fully Insured Health Products

This line of business has the following categories: (i) major medical coverage (comprised of small-group major medical, major medical health plans for individuals and families and large-group major medical); (ii) ancillary benefits, including dental, vision, short-term medical, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity) and small group stop-loss; (iii) pet insurance; and (iv) non-subscriber occupational accident.  The major medical category will shrink in 2014 as the major medical health plans for individuals and families (“IMM”) business runs-out.  Our IMM business was adversely affected in 2013 by recent healthcare reform, and as a result, we have since exited this line in all states. The ancillary, pet insurance and non-subscriber occupational accident plans are expected to grow significantly in 2014.

Major Medical Health Benefit Coverages

This category is primarily comprised of group major medical insurance and IMM policies.  Both products are primarily consumer driven health plans (“CDHP”).  IMM is in run-off.  We stopped selling IMM policies in the second quarter of 2013 in almost all states and have now exited that market entirely. It is our belief that we will not be able to earn an acceptable profit margin in this line in the future as a result of direct and indirect changes brought about by healthcare reform. The group products were sold in many states in 2013, and the majority of the existing block is eligible for renewal in the fourth quarter of 2014.  As the policies become eligible for renewal, under current law, they would have to be renewed on an essential health benefits (“EHB”) policy. IHC has filed EHB policies in the majority of states, although has not yet received approvals in all of these states. The Company has not yet determined whether these policies will be widely sold.

 Group major medical is sold primarily to small employers (two to 50 covered lives) in the majority of states. It is fully insured major medical coverage that is principally designed to work with health reimbursement accounts and health savings accounts which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment. CDHPs are designed to provide participants with economic incentives to be informed consumers of healthcare. In addition to small group, the Company offers a unique group medical plan to employers (primarily large) who are contractors working on government-funded projects under the Davis-Bacon and Service Contract Acts (the “Acts"), much of which is associated with current and future U.S. infrastructure improvements. This plan helps contractors meet the provisions of a "bona fide" fringe benefit for their hourly workers as required in the Acts. This category also includes reinsured international health plans and may include some domestic policies sold to expatriates in 2014.

Ancillary Products

This category is primarily comprised of dental, vision, short-term medical, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity) and small group stop-loss. These are sold through multiple distribution strategies.

IHC sells group and individual dental products in all 50 states. We administer the majority of IHC's dental business and are also the primary distribution source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups. Employer plans are offered on both employer paid and voluntary bases.  As part of the distribution of our dental products, we also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials.  In 2013, Standard Security Life wrote vision policies in the State of New York on behalf of a national vision provider, but this in now in run-off.  Gross dental premiums increased slightly in 2013.  We expect the dental business to grow modestly in 2014.

IHC sells short-term medical (“STM”) products in the majority of states. STM is designed specifically for people with temporary needs for health coverage. Typically, STM products are written for a defined duration of at least 30 days and less than twelve months. Among the typical purchasers of STM products are self-employed professionals, recent college graduates, persons between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time less than 365 days.  IHC’s gross premium increased in this line of business in 2013. We anticipate continued growth in this line of business in 2014 in part due to increased demand for coverage and new distribution relationships.

The Company markets supplemental products to individuals and families. These lines of business are generally used as either a supplement to a major medical plan or in lieu of major medical coverage for persons that choose not to purchase such coverage. The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits. The product lines included in this supplemental grouping are hospital indemnity plans (“HIP”), fixed indemnity limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance. These products, which are available in most states, are not directly impacted by the Affordable Care Act (“ACA”) and are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies.

IHC has medical benefit plans for employers that choose to offer non-EHB coverage to their employees. We offer a fixed indemnity limited benefit policy that offers affordable health coverage to hourly, part-time and/or seasonal employees, which is approved in a majority of states. Fixed indemnity limited benefit plans are a low cost alternative to major medical insurance that permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.  In 2013, the Company recorded an increase in gross premiums and projects continued growth in 2014 as employers use these products to create a benefit package to attract and retain part-time employees.

In 2013, the Company began marketing self-funded medical plans for employers between 10 and 50 employees. These plans, which are currently marketed in a limited number of states, appeal to employers that wish to participate in cost savings and wellness initiatives that will lower their claims costs.  We expect that sales of the small group self-funded plans will grow significantly in 2014 as we increase distribution and make the product available in additional states.

IHC entered into a reinsurance relationship with a leading producer of expatriate business, effective January 1, 2012, which provides employee benefit insurance, including medical, life, and disability, to expatriate employees of companies based in the United States.   IHC, through its insurance subsidiaries, reinsures 15% of the risk on a quota share basis.  In addition, IHC’s carriers have filed these policies in the United States for employers that wish to purchase a domestic policy to cover their employees.  IHC expects growth in both insurance and reinsurance premiums in this line of business in 2014.  The health premium is reported with the fully insured medical products and the life and disability is reported below.

Pet Insurance

The Company writes pet insurance through a marketing and administrative company that manages one of the largest blocks of this business in the United States.  During 2012, the Company, through Independence American, began to renew premium that had been underwritten by another insurance company. These plans are marketed to dog and cat owners through veterinary offices, independent marketing organizations, its nationwide call center, and increasingly, direct-to-consumer through www.petsbest.com.  In 2013, Independence American had $18.7 million of earned premium from pet insurance. We expect it will grow to approximately $28 million in 2014.  According to a leading pet insurance industry association, the pet insurance volume in North America was estimated to be between $475 and $500 million as of 2012.  The average annual growth rate in gross premiums written from 2008 to 2012 was approximately 13%.

Occupational Accident

AMIC acquired a 40% ownership in Global Accident Facilities, LLC, a holding company for a managing general underwriting agency for non-subscriber occupational accident business at the end of 2012. GAF acquired Accident Insurance Services, Morgan Financial, Caprock Claim Management and Medical Pricing Strategies, jointly referred to as AIS. AIS produces and administers occupational accident and related coverages sold to Texas non-subscribers to workers compensation.  The Company expects that as result of this transaction most business currently controlled by AIS will move to Independence American.  GAF has and will continue to seek other blocks of such business to move to Independence American or its affiliated carriers.  The Company also expects to benefit through underwriting profits, sharing in the revenues produced by the AIS companies as well as having access to the AIS distribution channels to market other Company products.

This occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas workers compensation system (non-subscribers).  The product also gives the employer the option to purchase coverage for employer’s liability. Employer’s liability arises when an injured employee brings action against their employer for occupational injuries and chooses not to accept the benefits provided for by the employer’s occupational accident benefit plan.  The employer is covered for damages and costs arising from the settlement of such action, subject to the terms and limits of the policy. In 2013, our insurance carriers recorded a small amount of this business. We expect premiums will grow to approximately $20 million in 2014.

Group Disability; Life, Annuities and DBL

Group Long-Term and Short-Term Disability

In addition to its international business, the Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 40% and 90% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Benefit payments are reduced by social security, workers compensation, pension benefits and other income replacement payments. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until the earlier of:  recovery from disability, eligibility for long-term disability benefits or the end of the STD benefit period. The Company increased sales of these products to school districts and municipalities and increased its retentions in 2013, driving a growth rate of 6% over its 2012 levels. We expect a slight increase in premiums in 2014.

New York Short-Term Disability (DBL)

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  Standard Security Life's DBL premiums increased significantly in 2013 due to increased marketing and a major competitor exiting the market. The Company anticipates moderate growth in 2014 due to its continued marketing efforts.

Group Term Life and Annuities

The Company sells group term life products, including group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life.  As with its group disability business, IHC anticipates modest growth in this line of business through expansion of its sales of these group term life products through existing distribution sources.

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

The Company markets a whole life product commonly referred to as a final expense life policy. This whole life product is sold to people in the 50 to 85 years old range. The face amounts can range from $2,500 to $40,000. We are currently averaging about $10,400 per policy.

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

Madison National Life acquired a closed block of disability policies from a Receivership in 2013. The transferred reserves totaled approximately $15.4 million. The Company does not anticipate acquiring any significant blocks in 2014.

REINSURANCE AND POLICY RETENTIONS

The Company's average retention of gross and assumed Medical Stop-Loss exposure was 84% in 2013, 83% in 2012, and 78% in 2011.

In 2013, IHC retained approximately 86% of gross and assumed Fully Insured Health exposure, up from approximately 63% in 2012. Retentions on other lines of business remained relatively constant in 2011. The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

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

Effective May 31, 2013, Madison National Life entered into a coinsurance agreement with an unaffiliated reinsurer, to cede approximately $218 million of life and annuity reserves.

The following reinsurers represent approximately 69% of the total ceded premium for the year ended December 31, 2013:

RGA Reinsurance Company	28%
Fidelity Security Life Insurance Company	23%
National Insurance Company of Wisconsin, Inc.	7%
American Fidelity Assurance Company	6%
Contrarian Re, LLC	5%

69%

The Insurance Group remains liable with respect to the insurance in-force, which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2013 and 2012, the Insurance Group's ceded reinsurance in-force was $6.5 billion and $6.0 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 7 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

The Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2013, approximately 99.9% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts which, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations.   Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death.  Standard Security Life and Madison National Life are also required by law to have an annual asset adequacy analysis, which, in general, projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company. The Insurance Group invests their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective board of directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. The Company occasionally utilizes options to modify the duration and average life of the assets.

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

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in other comprehensive income or loss:

	2013	2012	2011
	(In thousands)

Consolidated Statements of Income:
Net investment income	$27,471	$33,356	$39,788
Net realized investment gains	19,750	5,099	8,670
Other-than-temporary impairments	-	(704)	(1,523)

Consolidated Statements of Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	(38,439)	11,115	12,293
Other-than-temporary impairments	-	(288)	(948)

Total pre-tax investment performance	$8,782	$48,578	$58,280

Net unrealized gains (losses) on available-for-sale securities recognized through other comprehensive income (loss) represents the pre-tax change in unrealized gains and losses on available-for-sale securities arising during the year net of reclassification adjustments and includes the portion attributable to noncontrolling interests.  The Company does not have any non-performing fixed maturity investments at December 31, 2013.

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

Certain transactions within the IHC holding company system are also subject to regulation and supervision by such regulatory agencies.  All such transactions must be fair and equitable.  Notice to or prior approval by the applicable insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under New York, Wisconsin and Delaware insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person.  Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds, with the power to vote ten percent or more of the voting securities of any other person. In Wisconsin, control is presumed if any person, directly or indirectly, owns, controls or holds with the power to vote more than ten percent of the voting securities of another person. In Delaware, control is presumed if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person. In all three states, the acquisition of control of a domestic insurer needs to be approved in advance by the Commissioner of Insurance. See Note 15 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

EMPLOYEES

At December 31, 2013, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 600 employees.

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

In particular, at December 31, 2013, fixed maturities represented $542.3 million or 89.0% of our total investments of $609.0 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income (loss) and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although, at December 31, 2013, approximately 99.9% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $50.3 million of our $1.3 billion in total assets as of December 31, 2013. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

Deferred acquisition costs, or DAC, represent certain costs which vary with and are primarily related to the successful sale and issuance of our insurance policies and investment contracts and are deferred and amortized over the estimated life of the related insurance policies and contracts. These costs include commissions in excess of ultimate renewal commissions and certain other sales incentives, solicitation and printing costs, sales material and other costs, such as underwriting and contract and policy issuance expenses. Under U.S. generally accepted accounting principles ("GAAP"), DAC is amortized through operations over the lives of the underlying contracts in relation to the anticipated recognition of premiums or gross profits.

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

The failure to maintain effective and efficient information systems and to safeguard the security of our data could adversely affect our business.

Our business depends significantly on effective information systems, and we have different information systems for our various businesses. We have committed and will continue to commit significant resources to develop, maintain and enhance our existing information systems, transition existing systems to upgraded systems, and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences.

Moreover, our computer systems have been, and will continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks, hackers or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or security breaches. Such an event could compromise our confidential information as well as that of our clients and third parties, with whom we interact, impede or interrupt business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.

Our database and systems are also vulnerable to damage or interruption from system outages, disasters such as earthquakes, fires, floods, acts of terrorism, blackouts, power loss, telecommunications failures, and similar events, which would compromise our ability to conduct business. In the event of such failures, our systems may not be available to our customers or business partners for an extended period of time, which could hurt our relationships with our customers and business partners.

Our failure to maintain effective and efficient information systems and protect the security of such systems could have a material adverse effect on our financial condition and results of operations.

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

Healthcare reform may further adversely affect our business, cash flows, financial condition and results of operations.

Although health insurance is generally regulated at the state level, legislative actions have been taken at the federal level that impose added restrictions on our business.  The ACA was signed into law in March 2010.  Provisions of the ACA and related reforms are causing sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry.  The effects on our Company’s business include, in particular, a requirement that we pay rebates to customers if the loss ratios for some of our product lines are less than specified percentages; the need to reduce commissions and the consequent risk that insurance producers may sell less of our products than they have in the past; limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion; limits on our ability to rescind coverage except for intentional fraud; increased costs to modify and/or sell our products; the need to provide a minimum standard for coverage, so that all plans must cover at least 60 percent of the typical person’s medical bills and include a set of “essential health benefits” from hospitalization to mental health to rehabilitative services to maternity care; intensified competitive pressures that limit our ability to increase rates; significant risk of customer loss; new and higher taxes and fees to generate the revenues to implement the ACA; additional administrative costs to implement the requirements of healthcare reform; and the need to operate with a lower expense structure at both the business segment and enterprise level.

We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

	HIGH	LOW
QUARTER ENDED:
December 31, 2013	$14.39	$12.34
September 30, 2013	14.95	11.67
June 30, 2013	11.90	9.78
March 31, 2013	10.36	9.00

QUARTER ENDED:
December 31, 2012	$10.31	$7.55
September 30, 2012	10.50	9.04
June 30, 2012	10.79	8.24
March 31, 2012	10.68	7.44

IHC's stock price closed at $13.49 on December 31, 2013.

Holders of Record

At March 1, 2014, the number of record holders of IHC's common stock was 2,125. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

Dividends

IHC declared a cash dividend of $.035 per share on its common stock on each of June 6, 2013 and December 27, 2013 for a total annual dividend of $.07 per share.

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

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In March 2013, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC's common stock, in addition to prior authorizations, under the 1991 plan. As of December 31, 2013, 264,993 shares were still authorized to be repurchased under the plan. Share repurchases during the fourth quarter of 2013 are summarized as follows:

2013
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

October	22,573	$13.60	296,856
November	20,556	$13.59	276,300
December	11,307	$13.50	264,993

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P 500 Life & Health Insurance index. The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2008. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

	Year Ended December 31,

	2013	2012	2011	2010	2009
Income Data:
Total revenues	$575,044	$428,061	$417,996	$435,368	$354,838
Income (loss) from continuing operations	15,256	22,611	14,766	23,669	(7,433)
Balance Sheet Data:
Total investments	608,982	811,356	932,945	919,727	831,081
Total assets	1,269,035	1,262,308	1,358,859	1,361,792	1,304,476
Insurance liabilities	837,581	793,628	927,746	920,581	927,212
Debt and junior subordinated
debt securities	44,146	46,146	48,146	45,646	47,146
IHC stockholders' equity	268,791	285,684	261,077	230,628	202,967
Per Share Data:
Cash dividends declared per
common share	.07	.07	.045	.045	.045
Basic income (loss) per common share
from continuing operations	.78	1.09	.74	1.31	(.44)
Diluted income (loss) per common
share from continuing operations	.77	1.09	.74	1.31	(.44)
Book value per common share	15.22	15.93	14.46	13.76	11.96

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc., IHC Specialty Benefits, Inc. and IHC Carrier Solutions, Inc. IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes Medical Stop-Loss. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

IHC’s health insurance products serve niche sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical Stop-Loss is marketed to large employer groups that self-insure their medical risks; in 2013 the Company’s average case size was 230 covered employee lives. This niche is expected to grow as result of federal health care reform. The small-group major medical product is purchased by employers with between two and 50 covered lives.  With regard to those persons in the growing individual market, IHC’s products offer coverage for individuals and families with short-term medical needs, and fixed indemnity limited benefit and scheduled benefit plans through select distribution partners.  In 2012, we entered the pet insurance market through a national distributor with a long history in this niche. Our fixed indemnity limited benefit product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan. The dental and vision products are marketed to large and small groups as well as individuals. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities.

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

The following is a summary of key performance information and events:

The results of operations for the years ended December 31, 2013, 2012 and 2011, are summarized as follows (in thousands):

	2013	2012	2011

Revenues	$575,044	$428,061	$417,996
Expenses	551,390	403,447	399,498

Income before income taxes	23,654	24,614	18,498
Income taxes	8,398	2,003	3,732

Net income	15,256	22,611	14,766
Less: Income from noncontrolling interest in subsidiaries	(1,477)	(2,950)	(1,763)

Net income attributable to IHC	$13,779	$19,661	$13,003

•

Net income of $.77 per share, diluted, for the year ended December 31, 2013, compared to $1.09 per share, diluted, for the year ended December 31, 2012. The results for 2012 include a $5.9 million credit to federal income taxes as a result of the reduction in AMIC’s valuation allowance related to its deferred tax asset at December 31, 2012;

•

Consolidated investment yield (on an annualized basis) of 3.8% in 2013 compared to 4.1% in 2012;

•

In the first quarter of 2013, IHC’s ownership in AMIC increased to 80.6% as a result of AMIC’s share repurchases. In October 2013, IHC further increased its ownership of AMIC to 90.0% with the acquisition of 762,640 shares of AMIC common stock as a result of a public tender offer for such shares;

•

In the second quarter of 2013, Madison National Life entered into a coinsurance agreement with an unaffiliated reinsurer, effective May 31, 2013, to cede approximately $218.6 million of life and annuity reserves. Net realized investment gains were $19.8 million for the year ended December 31, 2013, of which a significant portion resulted from sales of invested assets in connection with the transfer of assets in accordance with the terms of such coinsurance agreement. In addition, the Company wrote-off $9.3 million of deferred acquisition costs as a result of this coinsurance agreement, which was more than offset by the net realized investment gains in the period; and

•

Book value of $15.22 per common share at December 31, 2013 compared to $15.93 at December 31, 2012.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $12.7 million and $15.8 million for the years ended December 31, 2013 and 2012, respectively. The decrease is primarily due to higher loss ratios in 2013;

o

Premiums earned increased $26.6 million for the year ended December 31, 2013 when compared to 2012. The increase in premiums earned is primarily due to increased volume.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its U.S. GAAP Combined Ratios, is as follows for the years indicated (in thousands):

	2013	2012	2011

Premiums Earned	$166,302	$139,724	$114,478
Insurance Benefits, Claims & Reserves	115,599	90,406	75,490
Expenses	42,164	38,350	34,047

Loss Ratio(A)	69.5%	64.7%	65.9%
Expense Ratio (B)	25.4%	27.4%	29.8%
Combined Ratio (C)	94.9%	92.1%	95.7%

o

The Company recorded an increase in the loss ratio in the medical stop-loss line of business for 2013 due to an unfavorable reserve development related to business written with a certain producer. We have ceased writing new business with this producer.  There was also adverse development on two non-owned MGU programs, both of which have been terminated, one effective September 30, 2013 and the other December 31, 2013.

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

•

The Fully Insured Health segment reported $0.8 million of income before taxes for the year ended December 31, 2013 as compared to $4.4 million for the year ended December 31, 2012. The decrease is primarily due to higher loss ratios in 2013;

o

Premiums earned increased $107.3 million for the year ended December 31, 2013 over the comparable period in 2012 primarily due to premiums generated by new lines of business (pet and international lines) combined with increased volume and retentions in certain other lines of the business;

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the years indicated (in thousands):

	2013	2012	2011

Premiums Earned	$248,870	$141,546	$141,322
Insurance Benefits, Claims & Reserves	177,290	94,700	89,040
Expenses	76,236	43,639	44,535

Loss Ratio	71.2%	66.9%	63.0%
Expense Ratio	30.6%	30.8%	31.5%
Combined Ratio	101.8%	97.7%	94.5%

o

The increase in the loss ratio was primarily attributable to an increase in the claims experience on major medical business for individuals and families and small group major medical principally due to unfavorable development on business that is produced by certain non-owned third party administrators which we attribute in large part to changes brought on by health care reform, and to a reserve adjustment for a potential lawsuit related to business written through an MGU that was previously terminated. These losses will be reduced in 2014 as a result of exiting the IMM market in 2013.

•

Income before taxes from the Group disability, life, annuities and DBL segment in 2013 was comparable to prior year results;

•

Income before taxes from the Individual life, annuities and other segment decreased $11.3 million for the year ended December 31, 2013 compared to the prior year primarily due to the write-off of $9.3 million of deferred acquisition costs in connection with a coinsurance agreement during the second quarter of 2013;

•

Income before taxes from the Corporate segment increased $1.5 million for the year ended December 31, 2013 compared to the prior year primarily due to a decrease in corporate expenses;

•

Net realized investment gains were $19.8 million for the year ended December 31, 2013 compared to $5.1 million in 2012. A significant portion of the net realized investment gains in 2013 resulted from sales of invested assets in connection with the transfer of assets in accordance with the terms of a coinsurance agreement; and

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2013	2012	2011

Medical Stop-Loss	$199,064	$168,596	$146,209
Fully Insured Health	288,809	224,377	209,174
Group disability; life, annuities and DBL	102,663	90,935	94,688
Individual life, annuities and other	28,342	31,728	35,470

	$618,878	$515,636	$485,541

Net Premiums Earned:	2013	2012	2011

Medical Stop-Loss	$166,302	$139,724	$114,478
Fully Insured Health	248,870	141,546	141,322
Group disability; life, annuities and DBL	60,004	49,315	50,698
Individual life, annuities and other	20,815	25,482	29,916

	$495,991	$356,067	$336,414

Information pertaining to the Company's business segments is provided in Note 16 of Notes to Consolidated Financial Statements included in Item 8.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. GAAP. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this report. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis.

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

Insurance Liabilities

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

Policy Benefits and Claims

All of the Company’s short-duration contracts are generated from its accident, health, disability and pet insurance business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2013, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $4.6 million with a corresponding increase or decrease in the pre-

tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Income.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Income could also be affected, such as amortization of deferred acquisition costs and commission expense.

The liability for policy benefits and claims by segment is as follows (in thousands):

	December 31, 2013
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Medical Stop-Loss	$72,307	$-	$72,307
Fully Insured Health	56,848	-	56,848
Group Disability	90,606	10,976	101,582
Individual Accident and Health
and Other	6,811	206	7,017
	$226,572	$11,182	$237,754

	December 31, 2012
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Medical Stop-Loss	$59,029	$-	$59,029
Fully Insured Health	40,747	-	40,747
Group Disability	76,109	11,062	87,171
Individual Accident and Health
and Other	7,278	255	7,533
	$183,163	$11,317	$194,480

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

The two “primary” assumptions underlying the calculation of policy benefits and claims for Medical Stop-Loss business are (i) projected Net Loss Ratio, and (ii) claim development patterns.  The projected Net Loss Ratio is set at expected levels consistent with the underlying assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on recent claim development history (“Claim Development Patterns”).  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns.  The Company has concluded that a reasonably likely change in the Projected Net Loss Ratio assumption could have a material effect on the Company’s financial condition, results of operations, or liquidity (“Material Effect”) but a reasonably likely change in the Claim Development Pattern would not have a Material Effect.

Projected Net Loss Ratio

Generally, during the first twelve months of an underwriting year, policy benefits and claims for Medical Stop-Loss are first set at the Projected Net Loss Ratio, which is set using assumptions developed using completed prior experience trended forward. The Projected Net Loss Ratio is the Company’s best estimate of future performance until such time as developing losses provide a better indication of ultimate results.

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2010, 2011 and 2012 underwriting years which deviated by (1.2), 4.8 and (0.2) Net Loss Ratio points, respectively. After the recorded reserve estimate, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2013 underwriting year at December 31, 2013. The impact of these reasonably likely changes at December 31, 2013, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $4.1 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the Consolidated Statement of Income.

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

Fully Insured Health

The liability for policy benefits and claims for fully insured medical and dental business is established using historical claim development patterns. Claim development by number of months elapsed from the incurred month is studied each month and development factors are calculated. These claim development factors are then applied to the amount of claims paid to date for each incurred month to estimate fully complete claims. The difference between fully complete claims and the claims paid to date is the estimated reserve. Total reserves are the sum of the reserves for all incurred months.

The primary assumption in the determination of fully insured policy benefits and claims is that historical claim development patterns tend to be representative of future claim development patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in product design, changes in time delay in submission of claims, and the incidence of unusually large claims. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are minimal. The time delay in submission of claims tends to be stable over time and not subject to significant volatility. Since our analysis considered a variety of outcomes related to these factors, the Company does not believe that any reasonably likely change in these factors will have a Material Effect.

Group Disability

The Company’s Group Disability segment is comprised of Long Term Disability (“LTD”) and Disability Benefits Law (“DBL”).  The two “primary” assumptions on which Group Disability policy benefits and claims are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, the Company would increase reserves because there would be more new claims than expected.  In regard to the assumed recovery rate, if disabled lives recover more quickly than anticipated then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased. Advancements in medical treatments could affect future recovery, termination, and mortality rates. With respect to LTD only, other assumptions are:  (i) changes in market interest rates; (ii) changes in offsets; (iii) advancements in medical treatments; and (iv) cost of living.  Changes in market interest rates could change reserve assumptions since the payout period could be as long as 40 years. Changes in offsets such as Social Security benefits, retirement plans and state disability plans also impact reserving. As a result of the forgoing assumptions, it is possible that the historical trend may not be an accurate predictor of the future development of the block. As with most long term insurance reserves that require judgment, the reserving process is subject to uncertainty and volatility and fluctuations may not be indicative of the claim development overall.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2013. Changes in the Company's policy benefits and claims estimates are recorded through a charge or credit to its earnings.

Future Policy Benefits

The liability for future policy benefits consists of the liabilities associated with the Company’s long-duration contracts, primarily its life and annuity products. For traditional life insurance products, the Company computes the liability for future policy benefits primarily using the net premium method based on anticipated investment yield, mortality, and withdrawals. These methods are widely used in the life insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates that could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change.

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2013. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

Other Policyholders’ Funds

Other policyholders’ funds represent interest-bearing liabilities arising from the sales of products, such as universal life, interest-sensitive life and annuities. Policyholder funds are comprised primarily of deposits received and interest credited to the benefit of the policyholder less surrenders and withdrawals, mortality charges and administrative expenses.

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

Deferred Acquisition Costs

Costs that vary with and are primarily related to the successful acquisition of insurance policies and investment type contracts are deferred and recorded as deferred policy acquisition costs ("DAC").  These costs are principally broker fees, agent commissions, and the purchase prices of the acquired blocks of insurance policies and investment type policies. DAC is amortized to expense and reported separately in the Consolidated Statements of Income. All DAC within a particular product type is amortized on the same basis using the following methods:

For traditional life insurance and other premium paying policies, amortization of DAC is charged to expense over the related premium revenue recognition period.  Assumptions used in the amortization of DAC are determined based upon the conditions as of the date of policy issue or assumption and are not generally revised during the life of the policy.

For long duration type contracts, such as annuities and universal life business, amortization of DAC is charged to expense over the life of the underlying contracts based on the present value of the estimated gross profits ("EGPs") expected to be realized over the life of the book of contracts.  EGPs consist of margins based on expected mortality rates, persistency rates, interest rate spreads, and other revenues and expenses. The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. If the Company determines that the current assumptions underlying the EGPs are no longer the best estimate for the future due to changes in actual versus expected mortality rates, persistency rates,  interest rate spreads, or other revenues and expenses,  the future EGPs are updated using the new assumptions and prospective unlocking occurs.  These updated EGPs are utilized for future amortization calculations.   The total amortization recorded to date is adjusted through a current charge or credit to the Consolidated Statements of Income.

Internal replacements of insurance and investment contracts determined to result in a  replacement contract that is substantially changed from the original contract will be accounted for as an extinguishment of the original contract, resulting in a release of the unamortized deferred acquisition costs, unearned revenue, and deferral of sales inducements associated with the replaced contract.

Investments

The Company has classified all of its investments as either available-for-sale or trading securities. These investments are carried at fair value with unrealized gains and losses reported through other comprehensive income (loss) for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Income for trading securities. Fixed maturities and equity securities available-for-sale totaled $554.1 million and $735.2 million at December 31, 2013 and 2012, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

 The Company periodically reviews and assesses the vendor’s qualifications and the design and appropriateness of its pricing methodologies.  Management will on occasion challenge pricing information on certain individual securities and, through communications with the vendor, obtain information about the assumptions, inputs and methodologies used in pricing those securities, and corroborate it against documented pricing methodologies. Validation procedures are in place to determine completeness and accuracy of pricing information, including, but not limited to: (i) review of exception reports that (a) identify any zero or un-priced securities; (b) identify securities with no price change; and (c) identify securities with significant price changes; (ii) performance of trend analyses; (iii) periodic comparison of pricing to alternative pricing sources; and (iv) comparison of pricing changes to expectations based on rating changes, benchmarks or control groups.  In certain circumstances, pricing is unavailable from the vendor and broker pricing information is used to determine fair value. In these instances, management will assess the quality of the data sources, the underlying assumptions and the reasonableness of the broker quotes based on the current market information available. To determine if an exception represents an error, management will often have to exercise judgment. Procedures to resolve an exception vary depending on the significance of the security and its related class, the frequency of the exception, the risk of material misstatement, and the availability of information for the security. These procedures include, but are not limited to: (i) a price challenge process with the vendor; (ii) pricing from a different vendor; (iii) a reasonableness review; and (iv) a change in price based on better information, such as an actual market trade, among other things.  Management considers all facts and relevant information obtained during the above procedures to determine the proper classification of each security in the Fair Value Hierarchy.

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method. The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. The factors considered by management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss) in the Consolidated Balance Sheet. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income. For the purpose of other-than-temporary impairment evaluations, redeemable preferred stocks are evaluated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features are evaluated using the equity model in consideration of other-than-temporary impairment.

Goodwill and Other Intangible Assets

 Goodwill carrying amounts are evaluated for impairment, at least annually, at the reporting unit level which is equivalent to an operating segment. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense. No impairment charge for goodwill was required in 2013, 2012 or 2011.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense. No impairment charges for intangible assets were required in 2013, 2012 or 2011.

At December 31, 2013, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2013.  The Company does not believe that an impairment of goodwill exists at this time.

If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Deferred Income Taxes

The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax bases of existing assets and liabilities. A valuation allowance is recognized for the portion of deferred tax assets that, in management's judgment, is not likely to be realized.  A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The effect on deferred income taxes of a change in tax rates or laws is recognized in income tax expense in the period that includes the enactment date.   The Company has certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on its deferred taxes.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Information by business segment for the year ended December 31, 2013 and 2012 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
December 31, 2013	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$166,302	5,055	606	115,599	-	43,687	$12,677
Fully Insured Health	248,870	2,711	26,524	177,290	22	99,961	832
Group disability,
life, annuities
and DBL	60,004	2,763	388	37,463	-	17,045	8,647
Individual life,
annuities and other	20,815	16,837	4,314	24,438	15,110	12,814	(10,396)
Corporate	-	105	-	-	-	6,046	(5,941)
Sub total	$495,991	$27,471	$31,832	$354,790	$15,132	$179,553	5,819

Net realized investment gains							19,750
Interest expense on debt							(1,915)
Income before income taxes							23,654
Income taxes							8,398
Net income							$15,256

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
December 31, 2012	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$139,724	4,990	1,664	90,406	-	40,154	$15,818
Fully Insured	141,546	1,733	28,213	94,700	17	72,415	4,360
Group disability,
life, annuities
and DBL	49,315	2,618	116	27,663	-	15,779	8,607
Individual life,
annuities and other	25,482	23,475	4,250	32,022	6,549	13,731	905
Corporate	-	540	-	-	-	7,920	(7,380)
Sub total	$356,067	$33,356	$34,243	$244,791	$6,566	$149,999	22,310

Net realized investment gains							5,099
Other-than-temporary impairment losses							(704)
Interest expense on debt							(2,091)
Income before income taxes							24,614
Income taxes							2,003
Net income							$22,611

Premiums Earned

In 2013, premiums earned increased $139.9 million over the comparable period of 2012. The increase is primarily due to: (i) the Fully Insured Health segment which had a $107.3 million increase in premiums primarily as a result of increased retentions on most lines of business and increased volume in the short term medical business and major medical business for groups and individuals in addition to premiums from the new pet and international lines of business; (ii) a $26.6 million increase in the Medical Stop-Loss segment due to increased volume of business in 2013; and (iii) a $10.7 million increase in the Group disability, life, annuities and DBL segment primarily due to increased premiums from the DBL line; partially offset by (iv) a decrease of $4.7 million of earned premiums in the Individual life, annuities and other segment primarily as a result of decreased premium volume from the coinsurance agreement and from lines in run-off.

Net Investment Income

Total net investment income decreased $5.9 million.  The overall annualized investment yields were 3.8% and 4.1% (approximately 3.8% and 4.2%, on a tax advantaged basis) for 2013 and 2012, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $215.1 million of invested assets in the second quarter of 2013 related to a coinsurance treaty. The annualized investment yields on bonds, equities and short-term investments were 3.5% and 3.8% in 2013 and 2012, respectively. IHC has approximately $144.0 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses, Net

The Company had net realized investment gains of $19.8 million in 2013 compared to $5.1 million in 2012. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. A significant portion of the net realized investment gains in 2013 resulted from sales of invested assets in connection with the transfer of assets, during the second quarter, in accordance with the terms of a coinsurance agreement.

The Company did not record any other-than-temporary impairment losses in 2013 but recorded $0.7 million in 2012 consisting of credit losses resulting from expected cash flows of debt securities that are less than their amortized cost basis.

Fee Income and Other Income

Fee income decreased $2.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of increased retentions in certain lines of the Fully Insured Health segment partially offset by a $4.8 million increase in fees at our online marketing company, Healthinsurance.org LLC (“HIO”).  As a result of the implementation of healthcare reforms, HIO experienced a high number of submitted applications through its site in the fourth quarter of 2013.

Insurance Benefits, Claims and Reserves

In 2013, insurance, benefits, claims and reserves increased $110.0 million over the comparable period in 2012. The increase is primarily attributable to: (i) an increase of $82.6 million in the Fully Insured Health segment, principally due to the increase in premiums on the major medical business for groups and individuals and short term medical lines of business in addition to the new pet and international lines of business and higher loss ratios; (ii) an increase of $25.2 million in the Medical Stop-Loss segment as a result of an increase in premium volume and higher loss ratios; (iii) an increase of $9.8 million in the group disability, life, annuities and DBL segment primarily due to an increase in the DBL line as a result of increased volume; offset by (iv) a $7.6 million decrease in the Individual life, annuity and other segment primarily a result of decreased volume from the coinsurance agreement and from lines in run-off.

Amortization of Deferred Acquisition Costs

In the second quarter of 2013, the Company wrote-off $9.3 million of deferred acquisition costs in connection with a coinsurance agreement. Excluding this write-off, amortization of deferred acquisition costs decreased $0.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $29.6 million. The increase is primarily due to: (i) a $27.6 million increase in the Fully Insured Health segment largely a result of an increase in commission and other general expenses in the major medical business due to the increase in volume for groups and individuals and short term medical lines of business in addition to commission and other general expenses related to the new pet and international lines in 2013; (ii) a $3.5 million increase in commissions and other general expenses in the Medical Stop-Loss segment due to the increase in volume; (iii) an increase of $1.3 million in the group disability, life, annuities and DBL segment due to the increase in DBL volume; partially offset by  (iv) a $0.9 million decrease in the Individual life, annuity and other segment primarily as a result of decreased volume from the coinsurance agreement; and (v) $1.9 million decrease in corporate overhead expenses due to a reduction in employment related expenses.

Income Taxes

The effective tax rate for 2013 was 35.5%. In 2012, the Company recorded a $5.9 million credit to federal income taxes as a result of the reduction in AMIC’s valuation allowance related to its deferred tax asset at December 31, 2012.  Excluding this transaction, the effective tax rate for 2012 was 32.1%. The lower effective tax rate in 2012 was due to a higher benefit from tax-advantaged securities as a percentage of income in 2012.

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Information by business segment for the year ended December 31, 2012 and 2011 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
December 31, 2012	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$139,724	4,990	1,664	90,406	-	40,154	$15,818
Fully Insured Health	141,546	1,733	28,213	94,700	17	72,415	4,360
Group disability,
life, annuities
and DBL	49,315	2,618	116	27,663	-	15,779	8,607
Individual life,
annuities and other	25,482	23,475	4,250	32,022	6,549	13,731	905
Corporate	-	540	-	-	-	7,920	(7,380)
Sub total	$356,067	$33,356	$34,243	$244,791	$6,566	$149,999	22,310

Net realized investment gains							5,099
Other-than-temporary impairment losses							(704)
Interest expense on debt							(2,091)
Income before income taxes							24,614
Income taxes							2,003
Net income							$22,611

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
December 31, 2011	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical stop-loss	$114,478	4,399	4,620	75,490	-	39,024	$8,983
Fully Insured	141,322	1,429	25,149	89,040	21	71,147	7,692
Group disability,
life, annuities
and DBL	50,698	9,495	183	37,946	5,099	15,598	1,733
Individual life,
annuities and other	29,916	23,492	4,695	36,386	6,449	14,879	389
Corporate	-	973	-	-	-	6,454	(5,481)
Sub total	$336,414	$39,788	$34,647	$238,862	$11,569	$147,102	13,316

Net realized investment gains							8,670
Other-than-temporary impairment losses							(1,523)
Interest expense on debt							(1,965)
Income before income taxes							18,498
Income taxes							3,732
Net income							$14,766

Premiums Earned

In 2012, premiums earned increased $19.7 million over the comparable period of 2011. The increase is primarily due to: (i) an $25.2 million increase in the Medical Stop-Loss segment due to increased volume and retention of business in 2012; and (ii) a $0.2 million increase in the Fully Insured Health segment primarily as a result of premiums from the new pet and international lines of business, partially offset by decreased retentions and premium volume in the short term medical business, major medical business for groups and individuals, fixed indemnity limited benefit and dental lines of business; partially offset by (iii) a decrease of $4.4 million of earned premiums in the Individual life, annuities and other segment primarily as a result of the transfer of certain annuity contracts in the fourth quarter of 2011and decreased premium volume from other lines in run-off; and (iv) a $1.4 million decrease in the Group disability, life, annuities and DBL segment primarily due to decreased premiums from the group term life and LTD lines due in part to reduced production sources, partially offset by premiums generated by a new line of international LTD and life business.

Net Investment Income

Total net investment income decreased $6.4 million.  The overall annualized investment yields were 4.1% and 4.3% (approximately 4.2% and 4.4%, on a tax advantaged basis) for 2012 and 2011, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $143.5 million of assets in the first quarter of 2012 related to a coinsurance treaty.  The annualized investment yields on bonds, equities and short-term investments were 3.8% and 4.1% in 2012 and 2011, respectively. IHC had approximately $197.5 million in highly rated shorter duration securities earning on average 1.6% at December 31, 2012. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.9 million. The increase is primarily due to: (i) a $1.2 million increase in commissions and other general expenses in the Medical Stop-Loss segment as a result of increased production; (ii) a $1.3 million increase in the Fully Insured Health segment largely due to commissions and other general expenses related to the new pet and international lines of business partially offset by decreases in expenses resulting from the decreased retentions and premium volume in the short term medical business, major medical business for groups and individuals, fixed indemnity limited benefit and dental lines of business; and (iii) an increase of $1.5 million in corporate overhead expenses due to employee, option, SAR and benefit related expenses; partially offset by (iv) a $1.1 million decrease in the individual life, annuities and other segment primarily a result of decreases in volume from the transfer of certain group annuity contracts in the fourth quarter of 2011 and decreased volume from other lines in run-off.

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

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. In the fourth quarter of 2011, the Insurance Group was reorganized such that Madison National Life and Standard Security Life became sister companies under a common parent company, whereas prior Standard Security Life was a wholly owned subsidiary of Madison National Life. The Insurance Group declared and paid $11,950,000, $11,430,000 and $2,000,000 of cash dividends to Corporate in 2013, 2012 and 2011, respectively.

In accordance with the terms of its amortizing term loan, the Company made a $2.0 million principal debt repayment in both 2013 and 2012.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, common stock repurchases and debt repayment.

Cash Flows

The Company had $24.2 million and $23.9 million of cash and cash equivalents as of December 30, 2013 and December 31, 2012, respectively.

For the year ended December 31, 2013, operating activities of the Company utilized $162.3 million of cash, whereas $181.7 million of cash was provided by investing activities. In the second quarter of 2013, the Company liquidated investments to fund a $215.1 million payment to an unaffiliated reinsurer in accordance with the terms of a coinsurance agreement causing the increase in investing activities and corresponding decrease in operating activities. Financing activities, which utilized $19.1 million for the period, includes a $2.0 million debt repayment, $3.6 million utilized by IHC to acquire treasury shares, and $8.8 million utilized to purchase shares of AMIC common stock from noncontrolling interests.

The Company has $525.2 million of liabilities for future policy benefits and liabilities for policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For year ended December 31, 2013, cash received from the maturities and other repayments of fixed maturities was $57.1 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Cash and investments decreased $202.1 million from December 31, 2012 largely due to the transfer of $215.1 million of cash and investments to an unaffiliated reinsurer in connection with a coinsurance agreement during the second quarter of 2013.

The Company had net receivables from reinsurers of $343.1 million at December 31, 2013 compared to $118.7 million at December 31, 2012. The Company recorded $218.3 million of estimated reinsurance recoverables in connection with a coinsurance agreement during the second quarter of 2013. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2013.

In connection with the coinsurance agreement mentioned above, the Company wrote-off $9.3 million of deferred acquisition costs and recorded $6.6 million of estimated deferred expenses (included in other assets on the Consolidated Balance Sheet) which will be amortized over the life of the underlying reinsured contracts.

Debt decreased as a result of a $2.0 million principal repayment in the third quarter of 2013.

The $16.9 million decrease in IHC’s stockholders' equity in 2013 is primarily due to a $25.4 million decrease in other comprehensive income (loss) for the period, common stock dividends of $1.2 million and $3.6 million of treasury stock purchases, partially offset by net income of $13.8 million.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $20.1 million at December 31, 2013, approximately 99.9% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2013, approximately 0.1% (or $0.6 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (a commercial mortgage obligation). Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets. The Company does not have any non-performing fixed maturity investments at December 31, 2013.

Approximately 2.2% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings. If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured. The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2013:

		As Rated
Bond Ratings	As Rated	If Uninsured

AAA	22.1%	22.1%
AA	49.3%	49.0%
A	27.5%	25.8%
BBB	1.0%	3.0%

Total Investment Grade	99.9%	99.9%

BB or lower	0.1%	0.1%

Total Fixed Maturities	100.0%	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(G) (vi) of the Notes to Consolidated Financial Statements in Item 8 of this report. For the years ended December 31, 2013 and 2012 the Company recorded losses of $0 and $1.0 million, respectively, for other-than-temporary impairments on available-for-sale securities. Of those impairment losses, credit losses of $0.7 million were recognized in earnings for the year ended 2012, and the remaining non-credit losses were recognized in other comprehensive income (loss).  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2013 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$382	$382
Equity securities	-	-	-	-	-
Total	$-	$-	$-	$382	$382

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2013. In 2013, the Company recorded $26.1 million of net unrealized losses on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment. Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2013, total goodwill was $50.3 million, of which $44.6 million was attributable to the Fully Insured Health segment and $5.7 million to the Medical Stop Loss segment.

Based upon the goodwill impairment testing performed at December 31, 2013, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by 10% or more in both the Fully Insured Health and the Medical Stop Loss segments.

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

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  Our market capitalization as of December 31, 2013 was below the sum of our reporting units’ fair values. As a result, the Company assessed the factors contributing to the performance of IHC stock in 2013, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 56% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Liability for Policy Benefits and Claims

The following table summarizes the prior year net favorable amount of policy benefits and claims incurred in 2013 according to the year in which it relates, together with the opening balances of the corresponding liability for policy benefits and claims (net of reinsurance recoverable) (in thousands):

	Policy Benefits and Claims	Prior Year Amount
	at January 1, 2013	Incurred in 2013

2012	$83,562	$(2,093)
2011	10,888	(771)
2010	4,025	(445)
2009 and Prior	17,375	79

Total	$115,850	$(3,230)

The following sections describe, for each segment, the unfavorable (favorable) development in the liability for policy benefits and claims experienced in 2013, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced net unfavorable development of $2.0 million in the Medical Stop-Loss segment primarily related to 2011 and 2012 business written with a certain producer and two non-owned MGU programs. We have since ceased writing business with this producer and terminated the aforementioned MGU programs.

Fully Insured Health

The Fully Insured Health segment did not experience any significant deviations from prior year’s policy benefits and claims reserve estimates.

Group Disability

The Group Disability segment had a favorable development of $4.3 million primarily related to benefits and claims experience related to the 2012 LTD and DBL businesses.

Due to the long-term nature of LTD, in establishing the liability for policy benefits and claims, the Company must make estimates for case reserves, IBNR, and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the actuarial present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The IBNR reserve is established based upon historical trends of existing incurred claims that were reported after the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, with the potential for very large claims on individual policies, results can vary from year to year. If a small number of claimants with large claim reserves were to recover or several very large claims were incurred, the results could distort the Company’s policy benefits and claims estimates from year to year. High termination rates and offsets caused favorable development in LTD prior year reserves. With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. The favorable development in the DBL line is due to lower than expected claims.

There were normal fluctuations to the Company's experience factor. The IBNR factors were updated to reflect the current experience. The reserving process used by management was consistent from 2012 to 2013.

Individual Life, Annuities and Other

All other lines, primarily blanket and other individual health products, experienced favorable development of $1.1 million.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, December 2003 and March 2003, the Company borrowed $15.0 million, $12.0 million and $10.0 million, respectively, through pooled trust preferred issuances by unconsolidated subsidiary trusts. In August 2009, the outstanding line of credit was cancelled and converted into an amortizing term loan. In 2011 the term loan was amended and increased from $7.5 million to $10.0 million. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2013 (in thousands):

		Junior			Insurance	Funds
		Subordinated	Interest		Policy	on
	Debt	Debt	On Debt	Leases	Benefits	Deposit	Total

2014	$2,000	$-	$1,778	$3,220	$180,696	$31,808	$219,502
2015	2,000	-	1,679	3,055	47,389	30,176	84,299
2016	2,000	-	1,579	2,444	38,044	28,640	72,707
2017	-	-	1,530	1,078	33,062	27,225	62,895
2018	-	-	1,530	693	32,248	25,799	60,270
2019 and
Thereafter	-	38,146	23,201	-	168,586	131,178	361,111
Totals	$6,000	$38,146	$31,297	$10,490	$500,025	$274,826	$860,784

OUTLOOK

For 2014, we anticipate:

•

Continued growth in our medical stop-loss segment as the demand for this product continues to grow and Risk Solutions continues to build its reputation as a direct writer and provider of captive solutions;

•

Significant decrease in individual major medical premiums in 2014 as we have exited this line of business, however, we had negative underwriting results on this line of business in 2013 so less premium may improve our underwriting margins although generate decreases in administrative revenues;

•

Further adaption to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands;

•

Continued growth in pet insurance;

•

Increasing emphasis on direct-to-consumer distribution initiatives as we believe this will be a growing means for selling health insurance in the coming years;

•

Decline in small group major medical premiums, but an increase in small group stop-loss as more employers choose to self-fund;

•

Increasing sales of short-term, fixed indemnity limited benefit and supplemental health products, such as dental, hospital indemnity and critical illness and international products;

•

Significant growth in non-subscriber occupational accident insurance in Texas;

•

Increasing sales in our DBL line of business; and

•

Continued focus on administrative efficiencies.

The Company will remain highly liquid in 2014 as a result of the continuing shorter duration of the portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for 2014. IHC has approximately $144.0 million in highly rated shorter maturity securities earning on average 1.4%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In 2013, we continued to achieve significant growth in our controlled direct written stop-loss business through Risk Solutions.  This growth was achieved while maintaining underwriting profitability consistent with the prior year.  Our overall results in 2013 were adversely impacted by business written through two non-owned MGU’s, both of which have been terminated.  This result reemphasizes the importance of our decision to focus our stop-loss business through our direct writing model.  The favorable results of Risk Solutions are a direct result of their positioning to take advantage of market trends, including consolidation of relationships by producers and increased interest in stop loss as a result of health care reform.  We see these trends continuing and strengthening as we move into 2014 and beyond.  Risk Solutions has established a reputation in the market for delivering innovative solutions for small to medium sized employer groups looking for self-funded alternatives.  Risk Solutions has also established a reputation in the market for fair and responsible pricing and superior service levels.  We foresee continued growth and favorable underwriting results as more of our stop-loss business comes through the Risk Solutions platform.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business has been affected by the passage of the Patient Protection and Affordable Care Act of 2010, as amended, and its subsequent interpretations by state and federal regulators. We are continuing our comprehensive review of all the options for IHC and we our evaluation of our portfolio of health insurance products.  While the law has influenced our decision, and that of many other insurers, to exit or reduce their presence in major medical essential health benefit (“EHB”) plans in the small employer and individual markets, non-EHB lines of business and Medical Stop-Loss have been impacted by health care reform minimally or not at all.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks) assuming immediate changes in interest rates at specified levels at December 31, 2013:

	Change in Interest Rates

	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline	200 basis point decline

Corporate securities	$189,297	$198,881	$209,260	$220,686	$231,588
CMO’s	2,731	2,899	3,050	3,184	3,272
U.S. Government obligations	15,530	15,693	15,861	15,950	15,952
Agency MBSs	80	81	83	84	85
GSEs	27,742	27,939	28,148	28,370	28,423
State & Political Subdivisions	209,425	228,278	249,703	271,452	288,631
Foreign governments	28,348	30,224	32,350	34,711	37,261

Total estimated fair value	$473,153	$503,995	$538,455	$574,437	$605,212

Estimated change in value	$(65,302)	$(34,460)		$35,982	$66,757

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

See Index to Consolidated Financial Statements and Schedules on page 57.

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

Changes in Internal Control Over Financial Reporting

There has been no change in IHC's internal control over financial reporting during the year ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Form 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in May 2014, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in May 2014, which definitive proxy statement will be filed with the SEC.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in May 2014, which definitive proxy statement will be filed with the SEC.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in May 2014, which definitive proxy statement will be filed with the SEC.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in May 2014, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 57.

(a) (3) EXHIBITS

See Exhibit Index on page 112.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 14th day of March, 2014.

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

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992).  Based on our assessment we concluded that, as of December 31, 2013, IHC's internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited Independence Holding Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Independence Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Independence Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Holding Company and subsidiaries  as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated balance sheets of Independence Holding Company  and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Independence Holding Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 14, 2014

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
	2013	2012
ASSETS:	(In thousands, except share data)
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	22,594	33,956
Trading Securities	7,125	7,016
Fixed maturities, available-for-sale	542,287	719,602
Equity securities, available-for-sale	11,803	15,598
Other investments	25,123	35,134

Total investments	608,982	811,356

Cash and cash equivalents	24,229	23,945
Deferred acquisition costs	29,777	33,401
Due and unpaid premiums	59,435	49,430
Due from reinsurers	380,229	166,880
Premium and claim funds	37,353	40,596
Goodwill	50,318	50,318
Other assets	78,712	86,382

TOTAL ASSETS	$1,269,035	$1,262,308

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Policy benefits and claims	$237,754	$194,480
Future policy benefits	287,449	290,238
Funds on deposit	274,826	278,084
Unearned premiums	12,423	8,453
Other policyholders' funds	25,129	22,373
Due to reinsurers	37,113	48,192
Accounts payable, accruals and other liabilities	71,889	71,495
Debt	6,000	8,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	990,729	959,461

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 shares
authorized; 18,523,733 and 18,461,992 shares issued,
17,660,390 and 17,932,954 shares outstanding	18,524	18,462
Paid-in capital	126,239	126,589
Accumulated other comprehensive income (loss)	(10,472)	15,013
Treasury stock, at cost; 863,343 and 529,038 shares	(8,169)	(4,533)
Retained earnings	142,669	130,153

TOTAL IHC STOCKHOLDERS’ EQUITY	268,791	285,684
NONCONTROLLING INTERESTS IN SUBSIDIARIES	9,515	17,163

TOTAL EQUITY	278,306	302,847

TOTAL LIABILITIES AND EQUITY	$1,269,035	$1,262,308

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,
	2013	2012	2011
	(In thousands, except per share data)
REVENUES:
Premiums earned	$495,991	$356,067	$336,414
Net investment income	27,471	33,356	39,788
Fee income	26,954	29,290	28,632
Other income	4,878	4,953	6,015
Net realized investment gains	19,750	5,099	8,670

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	-	(992)	(2,471)
Portion of losses recognized in other comprehensive income (loss)	-	288	948
Net impairment losses recognized in earnings	-	(704)	(1,523)

	575,044	428,061	417,996

EXPENSES:
Insurance benefits, claims and reserves	354,790	244,791	238,862
Selling, general and administrative expenses	179,553	149,999	147,102
Amortization of deferred acquisition costs	15,132	6,566	11,569
Interest expense on debt	1,915	2,091	1,965

	551,390	403,447	399,498

Income before income taxes	23,654	24,614	18,498
Income taxes	8,398	2,003	3,732

Net income	15,256	22,611	14,766
Less: Income from noncontrolling interests in subsidiaries	(1,477)	(2,950)	(1,763)

NET INCOME ATTRIBUTABLE TO IHC	$13,779	$19,661	$13,003

Basic income per common share	$.78	$1.09	$.74

WEIGHTED AVERAGE SHARES OUTSTANDING	17,758	17,979	17,577

Diluted income per common share	$.77	$1.09	$.74

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,871	18,088	17,584

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	2013	2012	2011

Net income	$15,256	$22,611	$14,766
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(38,439)	11,115	12,293
Tax expense (benefit) on unrealized gains (losses) on available-for-sale
securities	(12,252)	3,672	3,935
Unrealized gains (losses) on available-for-sale securities, net of taxes	(26,187)	7,443	8,358

Other-than-temporary impairment losses, pre-tax	-	(288)	(948)
Tax benefit on other-than-temporary impairment losses	-	(41)	(330)
Other-than-temporary impairment losses, net of taxes	-	(247)	(618)

Cash flow hedge:
Unrealized gains (losses) on cash flow hedge, pre-tax	159	131	(494)
Tax expense (benefit) on unrealized gains (losses) on cash flow hedge	63	52	(197)
Unrealized gains (losses) on cash flow hedge, net of taxes	96	79	(297)

Other comprehensive income (loss), net of tax	(26,091)	7,275	7,443

COMPREHENSIVE INCOME (LOSS), NET OF TAX	(10,835)	29,886	22,209

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(1,477)	(2,950)	(1,763)
Other comprehensive loss, net of tax, attributable to noncontrolling interests:
Unrealized (income) loss on available-for-sale securities, net of tax	665	(118)	(343)
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	665	(118)	(343)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(812)	(3,068)	(2,106)

COMPREHENSIVE INCOME (LOSS), NET OF TAX,
ATTRIBUTABLE TO IHC	$(11,647)	$26,818	$20,103

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013 (In thousands, except share data)

				ACCUMULATED					NON-
				OTHER				TOTAL IHC	CONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY
BALANCE DECEMBER 31, 2010	17,018,145	$17,018	$115,617	$633	(263,070)	$(2,147)	$99,507	$230,628	$29,646	$260,274
Net income							13,003	13,003	1,763	14,766
Other comprehensive income, net of tax				7,100				7,100	343	7,443
Repurchase of common stock					(135,187)	(1,130)	119	(1,011)	-	(1,011)
Purchases of noncontrolling interests			534	5				539	(1,600)	(1,061)
Shares issued to acquire noncontrolling interests	1,422,791	1,423	9,856	115				11,394	(11,394)	-
Sales of certain majority owned subsidiaries								-	(1,097)	(1,097)
Common stock dividend ($.045 per share)							(807)	(807)	-	(807)
Share-based compensation expense and related tax benefits	9,981	10	200					210	-	210
Distributions to noncontrolling interests								-	(818)	(818)
Other capital transactions			91				(70)	21	(1,776)	(1,755)

BALANCE DECEMBER 31, 2011	18,450,917	$18,451	$126,298	$7,853	(398,257)	$(3,277)	$111,752	$261,077	$15,067	$276,144
Net income							19,661	19,661	2,950	22,611
Other comprehensive income, net of tax				7,157				7,157	118	7,275
Repurchase of common stock					(130,781)	(1,256)		(1,256)	-	(1,256)
Purchases of noncontrolling interests			29	3				32	(90)	(58)
Common stock dividend ($.07 per share)							(1,271)	(1,271)	-	(1,271)
Share-based compensation expense and related tax benefits	11,075	11	233					244	-	244
Distributions to noncontrolling interests								-	(890)	(890)
Other capital transactions			29				11	40	8	48

BALANCE AT DECEMBER 31, 2012	18,461,992	$18,462	$126,589	$15,013	(529,038)	$(4,533)	$130,153	$285,684	$17,163	$302,847
Net income							13,779	13,779	1,477	15,256
Other comprehensive loss, net of tax				(25,426)				(25,426)	(665)	(26,091)
Repurchase of common stock					(334,305)	(3,636)		(3,636)	-	(3,636)
Purchases of noncontrolling interests			(1,168)	(59)				(1,227)	(7,598)	(8,825)
Common stock dividend ($.07 per share)							(1,241)	(1,241)	-	(1,241)
Share-based compensation expense and related tax benefits	61,741	62	792					854	-	854
Distributions to noncontrolling interests								-	(888)	(888)
Other capital transactions			26				(22)	4	26	30
BALANCE AT DECEMBER 31, 2013	18,523,733	$18,524	$126,239	$(10,472)	(863,343)	$(8,169)	$142,669	$268,791	$9,515	$278,306

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
	2013	2012	2011
	(In thousands)
Cash Flows Provided By (Used By) Operating Activities:
Net income	$15,256	$22,611	$14,766
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	15,132	6,566	11,569
Net realized investment gains	(19,750)	(5,099)	(8,670)
Other-than-temporary impairment losses	-	704	1,523
Equity income from equity method investments	(2,506)	(1,435)	(1,591)
Depreciation and amortization	4,577	4,228	4,153
Share-based compensation expenses	1,001	832	616
Deferred tax expense (benefits)	8,692	(1,200)	(1,188)
Other	4,573	7,010	4,951
Changes in assets and liabilities:
Net purchases (sales) of trading securities	1,603	(1,289)	-
Change in insurance liabilities	36,136	(137,440)	963
Additions to deferred acquisition costs	(5,827)	(5,795)	(7,659)
Change in amounts due from reinsurers	(213,349)	1,011	2,990
Change in premium and claim funds	3,243	3,008	(5,958)
Change in current income tax liability	(951)	1,673	7,612
Change in due and unpaid premiums	(10,005)	(12,089)	11,245
Change in other assets	(219)	(1,807)	(2,595)
Change in other liabilities	78	3,117	(4,842)
Net change in cash from operating activities	(162,316)	(115,394)	27,885

Cash Flows Provided By (Used By) Investing Activities:
Net (purchases) sales of securities under resale and repurchase agreements	11,362	(16,698)	23,823
Sales of equity securities	11,529	14,689	71,183
Purchases of equity securities	(7,517)	(7,354)	(61,743)
Sales of fixed maturities	551,756	483,092	596,651
Maturities and other repayments of fixed maturities	57,090	74,416	158,650
Purchases of fixed maturities	(462,823)	(412,753)	(786,560)
Change in other investments	-	1,080	3,231
Cash paid in acquisitions of companies, net of cash acquired	-	(243)	-
Other investing activities	20,292	(13,362)	(29,461)
Net change in cash from investing activities	181,689	122,867	(24,226)

Cash Flows Provided By (Used By) Financing Activities:
Repurchases of common stock	(3,636)	(1,244)	(1,011)
Cash paid in acquisitions of noncontrolling interests	(8,825)	(58)	(1,587)
Proceeds (withdrawals) of investment-type insurance contracts	(3,262)	3,320	5,433
Proceeds of debt	-	-	2,500
Repayment of debt	(2,000)	(2,000)	-
Dividends paid	(620)	(1,681)	(777)
Proceeds from exercise of stock options	430	-	-
Other financing activities	(1,176)	(92)	(1,416)

Net change in cash from financing activities	(19,089)	(1,755)	3,142

Net change in cash and cash equivalents	284	5,718	6,801
Cash and cash equivalents, beginning of year	23,945	18,227	11,426

Cash and cash equivalents, end of year	$24,229	$23,945	$18,227

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC, IHC Health Solutions, Inc., IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc.  IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 51.8% of IHC's outstanding common stock at December 31, 2013.

(B)

Consolidation

American Independence Corp

At December 31, 2013, the Company owned a 90.0% interest in American Independence Corp. ("AMIC"). AMIC is an insurance holding company engaged in the insurance and reinsurance business. The Company has significantly increased its ownership in AMIC through various transactions described below. Because IHC had a controlling interest in AMIC prior to these transactions, these purchases and acquisitions were accounted for as equity transactions. Accordingly, any differences between the fair value of the consideration paid and the carrying value of the noncontrolling interests acquired were recognized as changes in IHC’s equity.

In 2013, IHC’s ownership in AMIC increased to 90.0% as a result of: (i) share repurchases by AMIC; and (ii) a tender offer whereby IHC purchased tendered shares of AMIC common stock for cash.

In 2012, IHC purchased shares of AMIC common stock increasing its ownership interest in AMIC to 78.6% as of December 31, 2012.

In 2011, IHC’s ownership in AMIC increased from 50.1% at December 31, 2010 to 78.4% at December 31, 2011 as a result of:  (i) share repurchases by AMIC; (ii) IHC’s purchases of AMIC stock for cash; (iii) the acquisition of AMIC common stock in exchange for shares of IHC common stock pursuant to an exchange offer (see Note 11) ; and (iv) the acquisition of AMIC common stock in exchange for newly issued shares of IHC common stock in various private placements of unregistered securities (see Note 11).

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of any changes in the Company’s ownership interests in its subsidiaries on the equity attributable to IHC for the years indicated (in thousands).

	2013	2012	2011

Changes in IHC’s paid-in capital:
Purchases of AMIC shares	$(1,571)	$29	$337
Repurchases of shares by AMIC	403	-	203
Purchases of IPA interests	-	-	1,043
Purchases of WUA interests	-	-	391

Net transfers from noncontrolling interests	$(1,168)	$29	$1,974

In addition to the changes related to IHC’s ownership in AMIC discussed above, AMIC acquired additional ownership interest in its subsidiary, IPA Family, LLC (“IPA”), from noncontrolling interests in 2011 increasing its ownership in IPA to 90%. Also in 2011, the Company acquired the remaining noncontrolling interest of Wisconsin Underwriting Associates, LLC ("WUA").

(C)

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

(D)

 Reclassifications

Certain amounts in prior year’s Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2013 presentation.

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

 (F)

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("resale agreements") are carried at the amounts at which the securities will be subsequently resold as specified in the agreements. Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 2013, the Company had $22,594,000 invested in resale agreements, all of which settled on January 2, 2014 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

(G)

Investment Securities

(i) Investments in fixed maturities, redeemable preferred securities, equity securities and derivatives (options and options on futures contracts) are accounted for as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value").  Changes in fair value are credited or charged, as appropriate, to net realized investment gains (losses) in the Consolidated Statements of Income.

(b) Securities not held for trading purposes which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, directly to accumulated other comprehensive income or loss (a component of stockholders' equity). Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity. Net realized gains and losses on sales of available-for-sale securities are credited or charged to net realized investment gains (losses) in the Consolidated Statements of Income.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investments gains in the Consolidated Statements of Income. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities. There were no such transactions outstanding at December 31, 2013 and 2012.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification and are recorded in the Consolidated Statements of Income on the trade date.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains and losses), credited or charged, as appropriate, to net realized investment gains (losses) in the Consolidated Statements of Income (hedge accounting is not applied to these derivatives). There were no such derivative transactions outstanding at December 31, 2013 and 2012.

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

(vi) The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. The factors considered by management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss) in the Consolidated Balance Sheet. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income. For the purpose of other-than-temporary impairment evaluations, redeemable preferred stocks are evaluated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features are evaluated using the equity model in consideration of other-than-temporary impairment.

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income (loss) in the Consolidated Balance Sheet.

(H)

Other Investments

Investment partnership interests relate to limited investment partnerships that have relatively "market neutral" arbitrage strategies, or strategies that are relatively insensitive to interest rates. All securities held by these partnerships are carried at fair value with changes in fair value credited or charged, as appropriate, to the Consolidated Statements of Income. The Company's investment partnership interests are carried at a value which approximates the Company's equity in the underlying net assets of the partnerships or the equivalent of the net asset value per share. Operating partnership interests relate to insurance related limited operating partnerships. The Company's operating partnership interests are carried on the equity method which approximates the Company's equity in the underlying net assets of the partnership. Equity income or loss on partnership interests are credited or charged, as appropriate, to the Consolidated Statements of Income.

Policy loans are stated at their aggregate unpaid balances.

(I)

Deferred Acquisition Costs ("DAC")

Costs that vary with and are primarily related to the successful acquisition of insurance policies and investment type contracts are deferred and recorded as deferred policy acquisition costs ("DAC").  These costs are principally broker fees, agent commissions, and the purchase prices of the acquired blocks of insurance policies and investment type policies. DAC is amortized to expense and reported separately in the Consolidated Statements of Income. All DAC within a particular product type is amortized on the same basis using the following methods:

For traditional life insurance and other premium paying policies, amortization of DAC is charged to expense over the related premium revenue recognition period.  Assumptions used in the amortization of DAC are determined based upon the conditions as of the date of policy issue or assumption and are not generally revised during the life of the policy.

For long duration type contracts, such as annuities and universal life business, amortization of DAC is charged to expense over the life of the underlying contracts based on the present value of the estimated gross profits ("EGPs") expected to be realized over the life of the book of contracts.  EGPs consist of margins based on expected mortality rates, persistency rates, interest rate spreads, and other revenues and expenses. The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. If the Company determines that the current assumptions underlying the EGPs are no longer the best estimate for the future due to changes in actual versus expected mortality rates, persistency rates,  interest rate spreads, or other revenues and expenses,  the future EGPs are updated using the new assumptions and prospective unlocking occurs.  These updated EGPs are utilized for future amortization calculations.   The total amortization recorded to date is adjusted through a current charge or credit to the Consolidated Statements of Income.

Internal replacements of insurance and investment contracts determined to result in a  replacement contract that is substantially changed from the original contract will be accounted for as an extinguishment of the original contract, resulting in a release of the unamortized deferred acquisition costs, unearned revenue, and deferral of sales inducements associated with the replaced contract.

Deferred acquisition costs have been increased (decreased) by $5,681,000, $(2,930,000) and $(2,453,000) in 2013, 2012 and 2011 respectively,  representing the amortization  of DAC due to unrealized gains and losses on investment securities available-for-sale. A corresponding increase or decrease was recorded in other comprehensive income or loss.

(J)

Property and Equipment

Property and equipment of $3,815,000 and $3,731,000 are included in other assets at December 31, 2013 and 2012, respectively, net of accumulated depreciation and amortization of $13,090,000 and $13,967,000, respectively.

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

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense.

 (L)

Insurance Liabilities

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

Policy Benefits and Claims

All of the Company’s short-duration contracts are generated from its accident, health, disability and pet insurance business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Medical Stop-Loss

Liabilities for policy benefits and claims on medical stop-loss coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data. Policy benefits and claims for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

The two “primary” or “key” assumptions underlying the calculation of policy benefits and claims for Medical Stop-Loss business are (i) projected Net Loss Ratio, and (ii) claim development patterns.  The projected Net Loss Ratio is set at expected levels consistent with the underlying assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on recent claim development history (“Claim Development Patterns”).  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns. The Company has concluded that a reasonably likely change in the Projected Net Loss Ratio assumption could have a material effect on the Company’s financial condition, results of operations, or liquidity (“Material Effect”) but a reasonably likely change in the Claim Development Pattern would not have a Material Effect.

Projected Net Loss Ratio

Generally, during the first twelve months of an underwriting year, policy benefits for Medical Stop-Loss are first set at the Projected Net Loss Ratio, which is set using assumptions developed using completed prior experience trended forward. The Projected Net Loss Ratio is the Company’s best estimate of future performance until such time as developing losses provide a better indication of ultimate results.

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

Fully Insured Health

Policy benefits and claims for Fully Insured Health business are established to provide for the liability for incurred but not paid claims.  Policy benefits and claims are calculated using standard actuarial methods and practices. The “primary” assumption in the determination of Fully Insured Health reserves is that historical Claim Development Patterns are representative of future Claim Development Patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for policy benefits and claims for fully insured medical and disability coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The delay in submission of claims tends to be stable over time and not subject to significant volatility.

While these calculations are based on standard methodologies, they are estimates based on historical patterns.  To the extent that actual claim payment patterns differ from historical patterns, such estimated reserves may be redundant or inadequate.  The effects of such deviations are evaluated by considering claim backlog statistics and reviewing the reasonableness of projected claim ratios.  Other factors which may affect the accuracy of policy benefits and claim estimates include the proportion of large claims which may take longer to adjudicate, changes in billing patterns by providers and changes in claim management practices such as hospital bill audits.

Long Term Disability

Policy benefits and claims for the Company’s long term disability products are developed using actuarial principles and assumptions that consider, among other things, future offsets and recoveries, elimination periods, interest rates, probability of rehabilitation or mortality, incidence and termination rates based on the Company’s experience.  The liability for policy benefits and claims is made up of case reserves, incurred but not reported reserves, reopen reserves, and loss adjustment expense.  Incurred but not reported and reopen reserves are calculated by a hind-sight study, which takes historical experience and develops the reserve as a percentage of premiums from prior years.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2013 and 2012. Changes in the Company's policy benefits and claims estimates are recorded through a charge or credit to its earnings.

Future Policy Benefits

The liability for future policy benefits consists of the liabilities associated with the Company’s long-duration contracts, primarily its life and annuity products. For traditional life insurance products, the Company computes the liability for future policy benefits primarily using the net premium method based on anticipated investment yield, mortality, and withdrawals. These methods are widely used in the life insurance industry to estimate the liabilities for future policy benefits. Inherent in these calculations are management and actuarial judgments and estimates that could significantly impact the ending reserve liabilities and, consequently, operating results.  Actual results may differ, and these estimates are subject to interpretation and change.

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2013 and 2012. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

 Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 2.5% to 8.0% in 2013, 2.7% to 8.0% in 2012, and 2.7% to 5.8% in 2011.

Other Policyholders’ Funds

Other policyholders’ funds represent interest-bearing liabilities arising from the sale of products, such as universal life, interest-sensitive life and annuities.  Policyholder funds are primarily comprised of deposits received and interest credited to the benefit of the policyholder less surrenders and withdrawals, mortality charges and administrative expenses.

Interest credited to policyholder funds represents interest accrued or paid on interest-sensitive life policies and investment policies.  These amounts are reported in insurance benefits, claims and reserves on the Consolidated Statements of Income.  Credit rates for certain annuities and interest-sensitive life policies are adjusted periodically by the Company to reflect current market conditions, subject to contractually guaranteed minimum rates.

(M)

Derivative Instruments

All derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet as assets or liabilities at fair value. Hedge accounting is permitted only if certain criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Results of effective hedges are recognized in other comprehensive income or loss for cash flow hedges and in current earnings for fair value hedges. The ineffective portions of hedge results are recognized in current earnings.

At December 31, 2013, the Company had an interest rate swap agreement that converts an outstanding term loan from a variable rate to a fixed rate. This agreement is designated and effective as a cash flow hedge. The objective of the swap is to reduce the variability in cash flows associated with the re-pricing of interest rates on certain variable rate debt. Changes in fair value of the swap were recorded through other comprehensive income or loss.

(N)

Deferred Income Taxes

The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax bases of existing assets and liabilities. A valuation allowance is recognized for the portion of deferred tax assets that, in management's judgment, is not likely to be realized.  A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The effect on deferred income taxes of a change in tax rates or laws is recognized in income tax expense in the period that includes the enactment date.

Interest and penalties are classified as other interest expense and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

(O)

Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(P)

Insurance Premium Revenue Recognition and Policy Charges

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

 (Q)

 Participating Policies

Participating policies represent 11.7%, 11.4% and 11.3% of the individual life insurance in-force  and 7.8%, 7.8% and 9.3% of the net life and annuity premiums earned, as of and for the years ended December 31, 2013, 2012 and 2011, respectively, and provide for the payment of dividends.

Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies.

 (R)

Income Per Common Share

Included in the diluted earnings per share calculation for 2013, 2012 and 2011 are 113,000, 109,000 and 7,000 incremental common shares, respectively, primarily from the dilutive effect of share-based payment awards, computed using the treasury stock method.

 (S)

Share-Based Compensation

Compensation costs for equity awards, such as stock options and non-vested stock, are measured based on grant-date fair value and are recognized in the Consolidated Statements of Income over the requisite service period (which is usually the vesting period). For such awards with only service conditions, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award.

Compensation costs for liability-classified awards, such as share appreciation rights (“SARs”) and share-based performance awards, are measured and accrued each reporting period in the Consolidated Statements of Income as the requisite service or performance conditions are met.

(T)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, the FASB issued guidance that permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income. For other amounts, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The adoption of this guidance, effective January 1, 2013, only affected the Company’s presentation of information pertaining to other comprehensive income (loss) and did not affect the Company’s consolidated financial statements.

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

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. IHC will record the estimated gross liability for the mandated fees payable to the Federal Government of $1,500,000 and the corresponding deferred cost in the first quarter of 2014 in accounts payable, accruals and other liabilities and in other assets, respectively, on the Consolidated Balance Sheet. The deferred asset will be amortized ratably over the calendar year to selling, general and administrative expense in the Consolidated Statement of Income. This is an estimated amount and will be adjusted once the final assessment is received.

Note 2.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	December 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$215,412	$1,315	$(7,467)	$209,260
CMOs - residential (1)	2,457	8	(8)	2,457
CMOs - commercial	975	-	(382)	593
U.S. Government obligations	15,596	271	(6)	15,861
Agency MBS - residential (2)	79	4	-	83
GSEs (3)	28,484	4	(340)	28,148
States and political subdivisions	256,645	2,435	(9,377)	249,703
Foreign government	34,437	20	(2,107)	32,350
Redeemable preferred stocks	4,036	74	(278)	3,832

Total fixed maturities	$558,121	$4,131	$(19,965)	$542,287

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$7,517	$328	$(70)	$7,775
Nonredeemable preferred stocks	4,004	58	(34)	4,028

Total equity securities	$11,521	$386	$(104)	$11,803

	December 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$343,529	$11,247	$(953)	$353,823
CMOs - residential (1)	12,993	7,166	(65)	20,094
CMOs - commercial	975	-	(405)	570
U.S. Government obligations	18,376	492	(2)	18,866
Agency MBS - residential (2)	397	31	-	428
GSEs (3)	48,598	1,075	(67)	49,606
States and political subdivisions	260,086	9,134	(995)	268,225
Redeemable preferred stocks	6,323	1,667	-	7,990

Total fixed maturities	$691,277	$30,812	$(2,487)	$719,602

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Nonredeemable preferred stocks	$15,355	$253	$(10)	$15,598

Total equity securities	$15,355	$253	$(10)	$15,598

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs’) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2013, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$756	$778
Due after one year through five years	54,395	55,018
Due after five years through ten years	182,427	175,969
Due after ten years	288,548	279,241
CMOs and MBSs	31,995	31,281

	$558,121	$542,287

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	December 31, 2013

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$124,531	$5,340	$21,070	$2,127	$145,601	$7,467
CMO’s - residential	2,047	8	-	-	2,047	8
CMOs - commercial	-	-	593	382	593	382
U.S. Government obligations	493	6	-	-	493	6
GSEs	22,731	123	5,360	217	28,091	340
States and political subdivisions	149,704	7,312	32,983	2,065	182,687	9,377
Foreign governments	27,587	1,766	3,523	341	31,110	2,107
Redeemable preferred stocks	3,485	278	-	-	3,485	278
Total fixed maturities	330,578	14,833	63,529	5,132	394,107	19,965

Common stocks	2,589	70	-	-	2,589	70
Nonredeemable preferred stocks	2,625	34	-	-	2,625	34
Total equity securities	5,214	104	-	-	5,214	104

Total temporarily impaired
securities	$335,792	$14,937	$63,529	$5,132	$399,321	$20,069

Number of securities in an
unrealized loss position	126		27		153

	December 31, 2012

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$61,386	$953	$-	$-	$61,386	$953
CMOs - residential	2,416	21	1,138	44	3,554	65
CMOs - commercial	-	-	570	405	570	405
U.S. Government obligations	5,667	2	-	-	5,667	2
GSEs	6,162	40	2,784	27	8,946	67
States and political subdivisions	53,036	657	17,707	338	70,743	995
Total fixed maturities	128,667	1,673	22,199	814	150,866	2,487

Nonredeemable preferred stocks	1,378	10	-	-	1,378	10
Total equity securities	1,378	10	-	-	1,378	10

Total temporarily impaired
securities	$130,045	$1,683	$22,199	$814	$152,244	$2,497

Number of securities in an
unrealized loss position	45		23		68

Substantially all of the unrealized losses on fixed maturities available-for-sale at December 31, 2013 and December 31, 2012 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	2013	2012	2011

Fixed maturities	$22,667	$27,785	$33,161
Equity securities	1,065	1,967	2,749
Short-term investments	118	194	63
Policy loans	1,020	1,542	1,587
Partnership income:
Investment partnerships	337	592	677
Operating partnerships	2,169	1,435	1,591
Other	291	5	175

Investment income, gross	27,667	33,520	40,003
Investment expenses	(196)	(164)	(215)

Net investment income	$27,471	$33,356	$39,788

The following table summarizes the Company’s net realized investment gains (losses) for the years indicated (in thousands):

	2013	2012	2011

Sales of available-for-sale securities:
Fixed maturities	$18,810	$6,837	$9,086
Common stocks	-	419	(874)
Preferred stocks	177	(495)	749
Total sales of available-for-sale securities	18,987	6,761	8,961

Sales of trading securities	1,619	79	-
Other gains (losses)	(1,146)	(1,409)	-
Total realized gains (losses)	19,460	5,431	8,961

Unrealized gains (losses) on trading securities:
Available-for-sale securities transferred
to trading category	-	138	-
Change in unrealized gains (losses) on trading securities	94	(26)	-
Total unrealized gains (losses) on trading securities	94	112	-

Loss on other investments	196	(444)	(291)

Net realized investment gains (losses)	$19,750	$5,099	$8,670

For the years ended December 31, 2013, 2012 and 2011, the company realized gross gains of $21,889,000, $10,629,000 and $18,661,000, respectively, and gross losses of $2,902,000, $3,868,000 and $9,700,000, respectively, on sales of available-for-sale securities.

On January 1, 2012, the Company transferred equity securities previously classified as available-for-sale into the trading category and, as a result, recognized $287,000 of gross gains and $149,000 of gross losses in net realized investment gains on the accompanying Consolidated Statement of Income. These gains and losses were previously included in accumulated other comprehensive income (loss).

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). Our other-than-temporary impairment losses were as follows for the years indicated (in thousands):

	2013	2012	2011

Total other-than-temporary impairment losses	$-	$992	$2,471
Portion of losses recognized in other comprehensive income (loss)	-	(288)	(948)
Net impairment losses recognized in earnings	$-	$704	$1,523

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the years indicated (in thousands):

	2013	2012	2011

Balance at beginning of year	$1,976	$2,555	$1,763
Credit losses during the period for which an other-
than-temporary loss was not previously recognized	-	473	878
Additional credit losses for which an other-than-temporary
loss was previously recognized	-	148	-
Securities sold	(1,503)	(1,200)	(86)

Balance at end of period	$473	$1,976	$2,555

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at December 31, 2013 and 2012 consists of $335,000 and $389,000, respectively, related to CMO securities; and $0 and $684,000, respectively, related to redeemable preferred stock.

Note 3.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($6,000,000 and $8,000,000 December 31, 2013 and December 31, 2012, respectively), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At December 31, 2013 and 2012, the fair value of interest rate swap was $204,000 and $363,000, respectively, which is included in other liabilities on the accompanying Consolidated Balance Sheets. See

Note 4 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap.

Note 4.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$209,260	$-	$209,260
CMOs - residential	-	2,457	-	2,457
CMOs - commercial	-	-	593	593
US Government obligations	-	15,861	-	15,861
Agency MBS - residential	-	83	-	83
GSEs	-	28,148	-	28,148
States and political subdivisions	-	247,262	2,441	249,703
Foreign government	-	32,350	-	32,350
Redeemable preferred stocks	3,832	-	-	3,832
Total fixed maturities	3,832	535,421	3,034	542,287

Equity securities available-for-sale:
Common stocks	7,775	-	-	7,775
Nonredeemable preferred stocks	4,028	-	-	4,028
Total equity securities	11,803	-	-	11,803

Trading securities - equities	7,125	-	-	7,125
Total trading securities	7,125	-	-	7,125

Total Financial Assets	$22,760	$535,421	$3,034	$561,215

FINANCIAL LIABILITIES:
Interest rate swap	$-	$204	$-	$204

	December 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$353,823	$-	$353,823
CMOs - residential	-	6,041	14,053	20,094
CMOs - commercial	-	-	570	570
US Government obligations	-	18,866	-	18,866
Agency MBS - residential	-	428	-	428
GSEs	-	49,606	-	49,606
States and political subdivisions	-	265,667	2,558	268,225
Redeemable preferred stocks	7,990	-	-	7,990
Total fixed maturities	7,990	694,431	17,181	719,602

Equity securities available-for-sale:
Nonredeemable preferred stocks	15,598	-	-	15,598
Total equity securities	15,598	-	-	15,598

Trading securities - equities	7,016	-	-	7,016
Total trading securities	7,016	-	-	7,016

Total Financial Assets	$30,604	$694,431	$17,181	$742,216

FINANCIAL LIABILITIES:
Interest rate swap	$-	$363	$-	$363

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. There were no securities transferred between Level 1, Level 2 or Level 3 in 2013 or 2012. The following table presents the changes in fair value of our Level 3 financial instruments for the periods indicated (in thousands):

	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Balance at December 31, 2011	$22,127	$538	$-	$22,665

Purchases of securities	-	-	2,135	2,135

Gains (losses) included in earnings:
Net realized investment losses	(1,212)	-	-	(1,212)
Other-than-temporary impairments	(231)	(473)	-	(704)

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains	3,327	929	397	4,653
Non-credit portion of other-than-temporary impairments	136	(424)	-	(288)

Sales of securities	(7,087)	-	-	(7,087)
Repayments and amortization of fixed maturities	(3,007)	-	26	(2,981)

Balance at December 31, 2012	14,053	570	2,558	17,181

Gains (losses) included in earnings:
Net realized investment gains	7,133	-	-	7,133

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	(7,064)	23	(78)	(7,119)

Sales of securities	(13,108)	-	-	(13,108)
Repayments and amortization of fixed maturities	(1,014)	-	(39)	(1,053)

Balance at December 31, 2013	$-	$593	$2,441	$3,034

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	December 31, 2013		December 31, 2012
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$14,177	$11,328	$28,748	$22,165

FINANCIAL LIABILITIES:
Funds on deposit	$274,773	$274,826	$279,125	$278,084
Debt and junior subordinated
debt securities	$44,146	$44,146	$46,146	$46,146

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

Note 5.

Other Investments

Other investments consist of the following for the periods indicated (in thousands):

	December 31,
	2013	2012

Policy loans	$11,328	$22,165
Investment partnership interests	3,984	3,647
Operating partnership interests	8,165	7,676
Investment in trust subsidiaries	1,146	1,146
Other	500	500

	$25,123	$35,134

Note 6.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $50,318,000 at December 31, 2013 and 2012. See Note 16 for goodwill carrying amounts by segment.

At December 31, 2013, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2013, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 56% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

The Company has net other intangible assets of $14,767,000 and $18,271,000 at December 31, 2013 and 2012, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization. The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	December 31, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$22,725	$15,935	$23,457	$13,163
Total finite-lived	$22,725	$15,935	$23,457	$13,163

	December 31,
	2013	2012
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Amortization expense was $3,220,000, $2,840,000 and $2,261,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for each of the next five years is as follows (in thousands):

Amortization
Year	Expense

2014	$2,632
2015	1,560
2016	1,119
2017	749
2018	494

Note 7.

Reinsurance

The Insurance Group reinsures portions of certain business in order to limit the assumption of disproportionate risks. Amounts not retained are ceded to other companies on an automatic or facultative basis.  In addition, the Insurance Group participates in various coinsurance treaties on a quota share or excess basis. The Company is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

The effects of reinsurance on premiums earned and insurance benefits, claims and reserves are shown below for the periods indicated (in thousands). Accident and health products and property and liability products (primarily the new pet insurance line) consist of short-duration contracts. Life and annuity products consist of long-duration contracts.

		ASSUMED	CEDED
	GROSS	FROM OTHER	TO OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT

Premiums Earned:

December 31, 2013
Accident and health	$461,336	$85,627	$102,053	$444,910
Life and annuity	46,416	6,654	20,820	32,250
Property and liability	18,845	-	14	18,831
	$526,597	$92,281	$122,887	$495,991

December 31, 2012
Accident and health	$396,805	$60,232	$140,653	$316,384
Life and annuity	47,790	7,538	18,916	36,412
Property and liability	3,271	-	-	3,271
	$447,866	$67,770	$159,569	$356,067

December 31, 2011
Accident and health	$377,294	$51,703	$130,451	$298,546
Life and annuity	48,881	7,663	18,676	37,868
	$426,175	$59,366	$149,127	$336,414

Insurance benefits, claims and reserves:

December 31, 2013	$374,865	$82,337	$102,412	$354,790
December 31, 2012	$301,734	$56,405	$113,348	$244,791
December 31, 2011	$296,902	$45,008	$103,048	$238,862

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

Effective January 26, 2012, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer, First Security Benefit Life Insurance and Annuity Company of New York, to cede group annuity reserves. In accordance with the agreement, Standard Security Life transferred $143,537,000 of cash in the first quarter of 2012 and recorded a corresponding amount as due from reinsurers. The Company received final approval from the New York State Insurance Department to convert the transfer from a coinsurance to an assumption agreement which contractually relieves Standard Security Life of liability with regards to the policies. During the third quarter of 2012, a significant portion of the reserves were assumed. In anticipation of such agreement, the Company wrote-off $4,568,000 of deferred acquisition costs on December 31, 2011.

Note 8.

Policy Benefits and Claims

Summarized below are the changes in the liability for policy benefits and claims for the periods indicated (in thousands).

	2013	2012	2011

Balance at beginning of year	$194,480	$192,987	$197,968
Less: reinsurance recoverable	78,629	83,137	82,724
Net balance at beginning of year	115,851	109,850	115,244

Amount assumed	15,384	-	-

Amount incurred, related to:
Current year	324,040	213,818	197,705
Prior years	(3,230)	(8,908)	(7,492)

Total incurred	320,810	204,910	190,213

Amount paid, related to:
Current year	207,315	130,386	123,702
Prior years	79,748	68,523	71,905

Total paid	287,063	198,909	195,607

Net balance at end of year	164,982	115,851	109,850
Plus: reinsurance recoverable	72,772	78,629	83,137
Balance at end of year	$237,754	$194,480	$192,987

The preceding schedule reflects:  (i) the due and unpaid; (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The overall net favorable development of $3,230,000 in 2013 related to prior years consists of favorable developments of $4,269,000 in the group disability reserves and $1,069,000 in other individual accident and health reserves partially offset by an unfavorable developments of $2,000,000 in Medical Stop-Loss reserves and $108,000 in the Fully Insured Health reserves. The net favorable development in 2012 for prior years of $8,908,000 is primarily the result of $2,968,000 of net favorable developments in Medical Stop-Loss reserves, $375,000 in the Fully Insured Health reserves, $4,508,000 in the group disability reserves and $1,057,000 in all other reserves. The net favorable development in 2011 for prior years of $7,492,000 is primarily the result of $2,622,000 of net favorable developments in Medical Stop-Loss reserves, $2,276,000 in the Fully Insured Health reserves, $2,397,000 in the group disability reserves and $197,000 in all other reserves.

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

Note 9.

Debt and Junior Subordinated Debt Securities

(A)

Debt

In July 2011, a subsidiary of IHC amended its amortizing term loan with a commercial bank and increased its outstanding debt to $10,000,000. The amortizing term loan, as amended: (i) matures on July 1, 2016; (ii) bears a variable interest rate of Libor plus 3.35%; and (iii) requires principal payments in the amount of $2,000,000 annually, commencing on July 1, 2012 through maturity. The Company simultaneously entered into an interest rate swap with the commercial bank lender effectively fixing the rate at 4.95%. See Note 3 for further discussion pertaining to the interest rate swap. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life, Standard Security Life and the assets of such subsidiary of IHC. At December 31, 2013 and 2012, there was $6,000,000 and $8,000,000, respectively, of outstanding debt under this amortizing term loan.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2013 and 2012 (in thousands):

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

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary and, therefore, the trusts are unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recognized liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries (included in other investments on the accompanying Consolidated Balance Sheets) at both December 31, 2013 and 2012. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, 400 basis points over the three-month LIBOR, (4.24% at December 31, 2013); Independence Preferred Trust II, 390 basis points over the three-month LIBOR, (4.14% at December 31, 2013); and Independence Preferred Trust III, 350 basis points over the three-month LIBOR (3.74% at December 31, 2013).

The capital securities are mandatorily redeemable upon maturity. The Company has the right to redeem the capital securities, in whole or in part without penalties with respect to Independence Preferred Trust I, Independence Preferred Trust II and Independence Preferred Trust III. The redemption price would be 100% (without penalty) of the principal amount plus accrued and unpaid interest.

Cash payments for interest on debt and junior subordinated debt securities were $1,923,000 $2,107,000 and $1,943,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 10.

Income Taxes

IHC and its subsidiaries filed a consolidated Federal income tax return on a June 30 fiscal year. Prior to January 15, 2013, AMIC and its subsidiaries filed a separate consolidated Federal income tax return on a September 30 fiscal year. The provision for income tax expense (benefit) attributable to income from operations, as shown in the Consolidated Statements of Income, is as follows for the years indicated (in thousands):

	2013	2012	2011

CURRENT:
U.S. Federal	$(1,500)	$2,555	$4,397
State and Local	1,206	648	523
	(294)	3,203	4,920

DEFERRED:
U.S. Federal	8,805	(1,188)	(912)
State and Local	(113)	(12)	(276)
	8,692	(1,200)	(1,188)

	$8,398	$2,003	$3,732

In 2011, the Company recorded a deferred income tax benefit of $2,319,000 associated with IHC’s investment in AMIC. As the result of management’s intention to adopt tax planning strategies to recover IHC’s investment in AMIC in a tax-free manner, the cumulative Federal and State deferred income tax liabilities established as of December 31, 2010 for temporary differences between IHC’s book value and tax basis in AMIC became permanent. Accordingly, IHC released its previously recorded deferred income tax liabilities.

Taxes computed at the Federal statutory rate of 35% in 2013, 2012 and 2011, attributable to pretax income, are reconciled to the Company's actual income tax expense as follows for the years indicated (in thousands):

	2013	2012	2011

Tax computed at the statutory rate	$8,279	$8,615	$6,474
Dividends received deduction and tax
exempt interest	(849)	(1,336)	(600)
State and local income taxes, net of Federal effect	710	414	444
AMIC deferred income tax reversal	-	-	(2,319)
AMIC valuation allowance adjustment	-	(5,900)	-
Other, net	258	210	(267)

Income tax expense	$8,398	$2,003	$3,732

Deferred income tax benefit for the year ended December 31, 2013 allocated to stockholders' equity (principally for net unrealized losses on investment securities) was $12,189,000, representing the decrease in the related net deferred tax liability of $7,451,000 at December 31, 2012 to a net deferred tax benefit of $4,738,000 at December 31, 2013.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2013 and 2012 are summarized below (in thousands). The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. IHC and its subsidiaries, excluding AMIC, have certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on its deferred tax assets at December 31, 2013 or 2012. The net deferred tax asset relative to AMIC included in other assets on IHC’s Consolidated Balance Sheets at December 31, 2013 and 2012 was $10,689,000 and $12,173,000, respectively.

	2013	2012
DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$484	$970
Unrealized losses on investment securities	5,398	146
Investment write-downs	222	1,932
Loss carryforwards	109,463	116,913
Insurance reserves	392	1,135
Other	7,222	4,820
Total gross deferred tax assets	123,181	125,916
Less AMIC valuation allowance	(76,911)	(78,572)

Net deferred tax assets	46,270	47,344

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(10,376)	(8,984)
Insurance reserves	(6,183)	(7,129)
Unrealized gains on investment securities	-	(8,134)
Other	(13,805)	(10,668)

Total gross deferred tax liabilities	(30,364)	(34,915)

Net deferred tax asset	$15,906	$12,429

As of December 31, 2013, IHC and its non-life subsidiaries, excluding AMIC, had NOL carryforwards arising from limitations on offsetting non-life insurance company losses against life insurance company income. The non-life insurance company NOL carryforwards amount to approximately $30,594,000 at December 31, 2013, which expire in varying amounts between 2028 and 2032. Madison National Life had NOL carryforwards of approximately $10,081,000 at December 31, 2013 expiring in 2033 and 2034. In addition, as of December 31, 2013, IHC and its subsidiaries, excluding AMIC, had capital tax loss carryforwards of approximately $6,226,000 expiring in 2014, 2015 and 2019.

At December 31, 2013, AMIC had Federal NOL carryforwards of approximately $265,851,000 which expire in varying amounts between the years 2018 and 2028, a significant portion of which expires in the year 2020.

AMIC’s valuation allowance at December 31, 2013 and 2012 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable. During the years ended December 31, 2013 and 2012, AMIC decreased its valuation allowance by $1,661,000 and $6,093,000, respectively. The valuation allowance decrease in the year ended December 31, 2012 included $5,900,000 for the projected utilization of federal net operating losses allocated to operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, and AMIC, will realize the benefits of these net deferred tax assets recorded at December 31, 2013. As of December 31, 2013, IHC and its subsidiaries, and AMIC, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

Interest expense and penalties for the years ended December 31, 2013, 2012 and 2011 are insignificant.

Net cash payments (receipts) for income taxes were $(387,000), $550,000 and $(3,626,000) in 2013, 2012 and 2011, respectively.

Note 11.

Stockholders’ Equity

Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share, none of which was issued as of December 31, 2013 and 2012.

Common Stock

In 2012, IHC issued 1,638,849 shares of common stock, net of treasury shares, in connection with a special stock dividend payable to shareholders of record on February 17, 2012 with a distribution date of March 5, 2012. Accordingly, IHC charged retained earnings $15,799,000, representing the fair value of such shares on the distribution date, and recorded a credit to common stock for the par value of such shares and a credit to paid-in capital for the remaining difference. Fractional shares were paid in cash in-lieu of stock. All references to number of common shares and earnings per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure.

In June 2012, the stockholders of the Company approved an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 23,000,000 shares.

In the first quarter of 2011, IHC issued of an aggregate 660,240 shares of IHC’s common stock in various private placements of unregistered securities under Section 4(2) of the Securities Act of 1933, as amended, in connection with purchases of AMIC common stock.  See Note 1(B) for information regarding the changes in IHC’s ownership of AMIC. Accordingly, the shares are "restricted securities", subject to a legend and will not be freely tradable in the United States until the shares are registered for resale under the Securities Act, or to the extent they are tradable under Rule 144 promulgated under the Securities Act or any other available exemption.

On July 15, 2011, IHC commenced an offer to exchange shares of its common stock for properly tendered and accepted shares of the common stock of AMIC (the “Exchange Offer”).  IHC filed a Registration Statement on Form S-4 in connection with the Exchange Offer that was declared effective by the Securities and Exchange Commission on July 15, 2011 and expired on Friday, August 12, 2011. In August 2011, pursuant to the Exchange Offer, IHC issued 762,551 shares of its common stock, plus a minimal amount of cash paid in-lieu, in exchange for shares of AMIC’s common stock. See Note 1(B) for information regarding the changes in IHC’s ownership of AMIC.

Treasury Stock

In 1991, IHC initiated a program of repurchasing shares of its common stock. In March 2013, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. The Company has repurchased 334,305, 100,246 and 123,417 shares in 2013, 2012 and 2011, respectively.  All of the shares repurchased have been either retired, reissued, or have become treasury shares. At December 31, 2013, there were 264,993 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

Accumulated Other Comprehensive Income (Loss)

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

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the years indicated were as follows (in thousands):

	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Balance at December 31, 2010	$633	$-	$633

Other comprehensive income (loss) before reclassifications	12,666	(297)	12,369
Amounts reclassified from accumulated OCI	(4,926)	-	(4,926)
Net other comprehensive income (loss)	7,740	(297)	7,443

Less: Other comprehensive income attributable
to noncontrolling interests	(343)	-	(343)
Acquired from noncontrolling interests	120	-	120

Balance at December 31, 2011	8,150	(297)	7,853

Other comprehensive income (loss) before reclassifications	10,480	79	10,559
Amounts reclassified from accumulated OCI	(3,284)	-	(3,284)
Net other comprehensive income (loss)	7,196	79	7,275

Less: Other comprehensive income attributable
to noncontrolling interests	(118)	-	(118)
Acquired from noncontrolling interests	3	-	3

Balance at December 31, 2012	15,231	(218)	15,013

Other comprehensive income (loss) before reclassifications	(14,361)	96	(14,265)
Amounts reclassified from accumulated OCI	(11,826)	-	(11,826)
Net other comprehensive income (loss)	(26,187)	96	(26,091)

Less: Other comprehensive loss attributable
to noncontrolling interests	665	-	665
Acquired from noncontrolling interests	(59)	-	(59)

Balance at December 31, 2013	$(10,350)	$(122)	$(10,472)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the years indicated (in thousands)

	2013	2012	2011

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$17,841	$5,490	$8,961
Net impairment losses recognized in earnings	-	(704)	(1,523)

Income before income tax	17,841	4,786	7,438
Tax effect	6,015	1,502	2,512

Net income	$11,826	$3,284	$4,926

Note 12.

Share-Based Compensation

IHC and AMIC each have a share-based compensation plan. The following is a summary of the activity pertaining to each of these plans.

A)

IHC Share-Based Compensation Plan

In June 2006, the stockholders approved the Independence Holding Company 2006 Stock Incentive Plan (the “2006 Plan"). Under the terms of the 2006 Plan, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms range from five to ten years; and vesting periods are generally three years for employee options. The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. In addition to stock options, the Company has also granted restricted stock units, share appreciation rights (“SARs”) and share-based performance awards under the 2006 Plan. Restricted share units are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Compensation costs for options and restricted share units are recognized over the stated vesting periods on a straight-line basis. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement. Compensation costs for share-based performance awards are recognized and accrued as performance conditions are met, based on the current share price. IHC discontinued these award programs in 2013.

At December 31, 2013, there were 384,139 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the IHC plans  by award type for each of the years indicated (in thousands):

	2013	2012	2011
IHC’s Share-based Compensation Plan:
Stock options	$210	$237	$292
Restricted stock units	66	45	27
SARs	698	428	209
Performance awards	(15)	89	45

Share-based compensation expense, pre-tax	959	799	573
Tax benefits	382	319	228

Share-based compensation expense, net	$577	$480	$345

Stock Options

The Company’s stock option activity during 2013 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2012	693,836	$9.36
Exercised	(47,300)	9.09
Forfeited	(27,500)	9.99
Expired	(2,178)	10.47
December 31, 2013	616,858	$9.35

No options were granted in 2013, 2012 or 2011. During 2013, the Company received $430,000 in cash from the exercise of stock options with an aggregate intrinsic value of $243,000 and realized $85,000 of tax benefits. In March 2013, 192,500 share options held by 5 employees were modified to extend the expiration term 5 years. The incremental cost of the modified awards was $618,000, which will be recognized over a new 2-year vesting period starting from the date of the modification.

The following table summarizes information regarding outstanding and exercisable options:

	December 31, 2013
	Outstanding	Exercisable

Number of options	616,858	451,858
Weighted average exercise price per share	$9.35	$9.12
Aggregate intrinsic value for all options (in thousands)	$2,556	$1,978
Weighted average contractual term remaining	1.9 years	1.0 years

As of December 31, 2013, the total unrecognized compensation expense related to non-vested stock options was $320,000, which is expected to be recognized over the remaining requisite weighted average service period of 1.21 years.

Restricted Stock

The following table summarizes IHC’s restricted stock activity for the year ended December 31, 2013:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2012	13,200	$9.37
Granted	7,425	11.66
Vested	(5,775)	9.15

December 31, 2013	14,850	$10.60

IHC granted 7,425 restricted stock units during years ended December 31, 2013, 2012 and 2011, with weighted-average grant-date fair values of $11.66, $9.39 and $9.84 per share, respectively. The total fair value of restricted stock that vested in 2013, 2012 and 2011 was $69,000, $40,000 and $23,000, respectively.

At December 31, 2013, the total unrecognized compensation cost related to non-vested restricted stock awards was $117,000 which is expected to be recognized as compensation expense over a weighted average period of 1.8 years.

SARs and Share-Based Performance Awards

IHC had 251,800 and 269,950 SAR awards outstanding at December 31, 2013 and 2012, respectively. In 2013, 14,850 SARs were exercised with an aggregate intrinsic value of $74,000 and 3,300 SARs were forfeited. During 2012, the Company granted 56,000 SAR awards, 13,750 SARs were exercised with an aggregate intrinsic value of $33,000 and 2,750 SARs were forfeited.  Included in Other Liabilities in the Company’s Consolidated Balance Sheets at December 31, 2013 and December 31, 2012 are liabilities of $1,307,000 and $683,000, respectively, pertaining to SARs.

In the past, other share-based compensation awards have included performance awards. These programs were discontinued in 2013. The intrinsic value of share-based performance awards paid during the years ended December 31, 2013, 2012 and 2011 was $83,000, $57,000 and $55,000, respectively. Included in the other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2013 and 2012 are liabilities of $0 and $97,000, respectively, pertaining to share-based performance awards.

B)

AMIC Share-Based Compensation Plans

Effective July 1, 2009, AMIC implemented the 2009 Stock Incentive Plan (“AMIC 2009 Plan”), which the AMIC stockholders approved on June 19, 2009.  The AMIC 2009 Plan was preceded by the 1988 Stock Incentive Plan which expired by its terms in 2008. The AMIC 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the AMIC 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting ratably over four years. At December 31, 2013, stock options for 222,285 common stock shares were outstanding, stock options for 207,840 common stock shares were vested, and 6,503,887 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under AMIC’s 1998 Plan prior to its expiration are still in effect.

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the years indicated (in thousands):

	2013	2012	2011
AMIC’s Share-based Compensation Plans:
Stock options	$42	$33	$36
Restricted stock units	-	-	7

Share-based compensation expense, pre-tax	42	33	43
Tax benefits	15	11	15

Share-based compensation expense, net	$27	$22	$28

Stock Options

AMIC’s stock option activity during 2013 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2012	227,285	$11.40
Granted	13,334	7.01
Expired	(18,334)	7.50
December 31, 2013	222,285	$11.46

The following table summarizes information regarding AMIC’s outstanding and exercisable options:

	December 31, 2013
	Outstanding	Exercisable

Number of options	222,285	207,840
Weighted average exercise price per share	$11.46	$11.79
Aggregate intrinsic value for all options (in thousands)	$399	$321
Weighted average contractual term remaining	2.77 years	2.34 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the years ended

December 31, 2013 and 2011 was $4.04 and 3.02. No options were granted in 2012. The assumptions set forth in the table below were used to value the stock options granted during the periods:

	2013	2011

Weighted-average risk-free interest rate	2.30%	3.11%
Annual dividend rate per share	-	-
Weighted-average volatility factor of the Company's common stock	45.00%	36.89%
Weighted-average expected term of options	5 years	5 years

No options were exercised during the year ended December 31, 2013 or 2012. AMIC received cash proceeds of $57,000 upon the exercise of 13,611 options with an intrinsic value of $11,000 during the year ended December 31, 2011.

As of December 31, 2013, the total unrecognized compensation expense related to AMIC’s non-vested options was $59,000 which will be recognized over the remaining requisite service periods.

Note 13.

Commitments and Contingencies

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2013, 2012 and 2011 for operating leases was $3,470,000, $3,750,000 and $4,016,000, respectively.

 The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2013 are as follows (in thousands):

2014	$3,220
2015	3,055
2016	2,444
2017	1,078
2018	693
2019 and thereafter	-

Total	$10,490

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

Note 14.

Concentration of Credit Risk

At December 31, 2013, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies and mortgage-backed securities issued by GSEs, as summarized in Note 2.

Fixed maturities with a carrying value of $12,637,000 and $12,468,000 were on deposit with various state insurance departments at December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company had net receivables of $217,369,000, $42,239,000 and $40,072,000 from three different reinsurers, Guggenheim Life and Annuity Company, Markel Bermuda, Ltd. and RGA Reinsurance Company, respectively, which are rated B++, A and A+, respectively, by A.M. Best.  These are the only reinsurers with net receivables that individually exceed 10% of the stockholders' equity of the Company. The Company believes that these receivables are fully collectible.

Note 15.

Dividend Payment Restrictions and Statutory Information

Our insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2013, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $22,837,000 in 2014 without obtaining regulatory approval. There are no regulatory restrictions on the ability of our holding company, IHC, to pay dividends. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends to shareholders are paid from funds available at the corporate holding company level.

In the fourth quarter of 2011, upon approval by the Wisconsin Insurance Commissioner, Madison National Life transferred to its parent, a subsidiary of IHC, all of the outstanding common stock of its wholly owned subsidiary, Standard Security Life, representing an “extraordinary” dividend with a statutory value of $106,314,000. Non-“extraordinary” dividend payments were as follows:  (i) Madison National Life declared and paid cash dividends of $3,950,000, $3,450,000 and $2,000,000 to its parent in 2013, 2012 and 2011, respectively; (ii) Standard Security Life declared and paid dividends of $8,000,000, $7,980,000 and $4,950,000 to its parent in 2013, 2012 and 2011, respectively; and (iii)  Independence American declared and paid dividends of $0, $2,000,000 and $1,000,000 to its parent in 2013, 2012 and 2011, respectively. In February 2012, IHC announced a special 10% stock dividend payable to shareholders. See Note 11 for more information regarding the stock dividend. IHC declared cash dividends of $1,241,000 in 2013, $1,271,000 in 2012 and $807,000 in 2011.

The Company’s insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of their state of domicile. Statutory accounting practices differ from U.S. GAAP in several respects causing differences in reported net income and stockholder’s equity. The Company’s insurance subsidiaries have no permitted accounting practices, which encompass all accounting practices not so prescribed that have been specifically allowed by the state insurance authorities.

The statutory net income and statutory capital and surplus for each of the Company’s insurance subsidiaries are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012	2011

Statutory net income:
Madison National Life	$11,704	$11,903	$15,080
Standard Security Life	9,180	15,805	7,709
Independence American	3,176	3,271	4,542

	December 31,
	2013	2012

Statutory capital and surplus:
Madison National Life	$77,969	$72,304
Standard Security Life	113,972	116,282
Independence American	57,875	54,427

The insurance subsidiaries are also required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. At December 31, 2013 and 2012, the statutory capital of our insurance subsidiaries is significantly in excess of their regulatory RBC requirements.

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

Information by business segment is presented below for the years indicated (in thousands).

	2013	2012	2011

Revenues:
Medical Stop-Loss	$171,963	$146,378	$123,497
Fully Insured Health	278,105	171,492	167,900
Group disability; life, annuities and DBL	63,155	52,049	60,376
Individual life, annuities and other	41,966	53,207	58,103
Corporate	105	540	973
	555,294	423,666	410,849
Net realized investment gains	19,750	5,099	8,670
Other-than-temporary impairment losses	-	(704)	(1,523)

Total revenues	$575,044	$428,061	$417,996

Income before income taxes:
Medical Stop-Loss	$12,677	$15,818	$8,983
Fully Insured Health (A)	832	4,360	7,692
Group disability; life, annuities and DBL	8,647	8,607	1,733
Individual life, annuities and other	(10,396)	905	389
Corporate	(5,941)	(7,380)	(5,481)
	(5,819)	22,310	13,316
Interest expense	(1,915)	(2,091)	(1,965)
Net realized investment gains	19,750	5,099	8,670
Other-than-temporary impairment losses	-	(704)	(1,523)

Income before income taxes	$23,654	$24,614	$18,498

(A)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for previous acquisitions. Total amortization expense was $2,393,000, $2,453,000 and $2,374,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for the other segments is insignificant.

	December 31,
	2013	2012

IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss (A)	$200,991	$184,125
Fully Insured Health (B)	198,000	184,796
Group disability; life, annuities and DBL	213,952	156,556
Individual life, annuities and other	620,891	703,211
Corporate	35,201	33,620
	$1,269,035	$1,262,308

(A)

The Medical Stop-Loss segment includes allocated goodwill of $5,664,000 at both December 31, 2013 and 2012.

(B)

The Fully Insured Health segment includes allocated goodwill of $44,654,000 at both December 31, 2013 and 2012.

Note 17.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years indicated are summarized below (in thousands, except per share data):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2013

Total revenues	$137,882	$151,900	$141,644	$143,618

Net income	$5,040	$4,158	$3,916	$2,142
Less income from noncontrolling interests
in subsidiaries	(339)	(467)	(277)	(394)

Net income attributable to IHC	$4,701	$3,691	$3,639	$1,748

Basic income per common share	$.26	$.21	$.21	$.10

Diluted income per share	$.26	$.21	$.21	$.10

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2012

Total revenues	$102,156	$101,443	$111,502	$112,960

Net income	$4,330	$3,830	$4,390	$10,061
Less income from noncontrolling interests
in subsidiaries	(408)	(299)	(472)	(1,771)

Net income attributable to IHC	$3,922	$3,531	$3,918	$8,290

Basic income per common share	$.22	$.20	$.22	$.46

Diluted income per share	$.22	$.20	$.22	$.46

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2013
(In thousands)
			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES - AVAILABLE-FOR-SALE:
Bonds:
United States Government and Government
agencies and authorities	$44,159	$44,092	$44,092
States, municipalities and political subdivisions	256,645	249,703	249,703
Foreign governments	34,437	32,350	32,350
Public utilities	29,541	27,440	27,440
All other corporate bonds	189,303	184,870	184,870
Redeemable preferred stock	4,036	3,832	3,832

TOTAL FIXED MATURITIES	558,121	542,287	542,287

EQUITY SECURITIES - AVAILABLE-FOR-SALE
AND TRADING:
Common stocks:
Public utilities	595	581	581
Banks, trust and insurance companies	701	735	735
Industrial, miscellaneous and all other	13,141	13,584	13,584
Non-redeemable preferred stocks	4,004	4,028	4,028

TOTAL EQUITY SECURITIES	18,441	18,928	18,928

Policy loans	11,328	11,328	11,328
Short-term investments and resale agreements	22,644	22,644	22,644
Other long-term investments	13,795	13,795	13,795

TOTAL INVESTMENTS	$624,329	$608,982	$608,982

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2013	2012

ASSETS:
Cash and cash equivalents	$61	$589
Fixed maturities, available-for-sale	2,406	5,667
Trading securities	944	-
Other investments	1,146	1,146
Investments in consolidated subsidiaries	356,378	365,235
Taxes receivable	13,347	17,356
Goodwill	228	228
Other assets	69	426

TOTAL ASSETS	$374,579	$390,647

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$6,403	$6,692
Amounts due to consolidated subsidiaries, net	45,000	36,155
Income taxes payable	6,096	6,807
Junior subordinated debt securities	38,146	38,146
Dividends payable	628	-

TOTAL LIABILITIES	96,273	87,800

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock (A)	18,524	18,462
Paid-in capital	126,239	126,589
Accumulated other comprehensive income (loss)	(10,472)	15,013
Treasury stock, at cost (B)	(8,169)	(4,533)
Retained earnings	142,669	130,153

TOTAL IHC’S STOCKHOLDERS' EQUITY	268,791	285,684
NONCONTROLLING INTERESTS IN SUBSIDIARIES	9,515	17,163

TOTAL EQUITY	278,306	302,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$374,579	$390,647

(A)

Common stock $1.00 par value, 23,000,000 shares authorized; 18,523,733 and 18,461,992 shares issued, respectively, 17,660,390 and 17,932,954 shares outstanding, respectively.

(B)

Treasury stock, at cost; 863,343 and 529,038 shares, respectively, outstanding.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF INCOME (In thousands)
(PARENT COMPANY ONLY)

	2013	2012	2011

REVENUES:
Net investment income	$61	$491	$929
Net realized investment gains	349	2	23
Other income	2,327	2,251	3,138

	2,737	2,744	4,090

EXPENSES:
Interest expense on debt	1,563	1,638	1,575
General and administrative expenses	4,301	5,125	4,088

	5,864	6,763	5,663

Loss before tax benefit and equity in net income of subsidiaries	(3,127)	(4,019)	(1,573)
Income tax benefit	(1,228)	(1,528)	(563)
Equity in net income of subsidiaries	17,155	25,102	15,776

Net income	15,256	22,611	14,766

Less income from noncontrolling interests in
subsidiaries	(1,477)	(2,950)	(1,763)

Net income attributable to IHC	$13,779	$19,661	$13,003

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	2013	2012	2011

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$15,256	$22,611	$14,766
Adjustments to net income:
Equity in net income of subsidiaries	(17,155)	(25,102)	(15,776)
Other	4,398	604	(1,470)
Changes in other assets and liabilities	(1,609)	(439)	1,828

Net change in cash from operating activities	890	(2,326)	(652)

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Change in investments in and advances to subsidiaries	6,708	5,109	2,264
Purchases of fixed maturities	-	(11,781)	(497)
Sales of fixed maturities	3,260	6,109	1,271
Change in other investments	-	3,152	2,025

Net change in cash from investing activities	9,968	2,589	5,063

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Repurchases of common stock	(3,636)	(941)	(911)
Cash paid in acquisitions of noncontrolling interests	(7,626)	(58)	(62)
Dividends paid	(620)	(1,681)	(777)
Proceeds from exercise of stock options	430	-	-
Other financing activities	66	(92)	(164)

Net change in cash from financing activities	(11,386)	(2,772)	(1,914)

Net change in cash and cash equivalents	(528)	(2,509)	2,497
Cash and cash equivalents, beginning of year	589	3,098	601

Cash and cash equivalents, end of year	$61	$589	$3,098

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		FUTURE
		POLICY				INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,		NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	UNEARNED	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	PREMIUMS	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2013
Medical Stop-Loss	$-	72,307	-	166,302	5,055	115,599	-	43,687	$166,302
Fully Insured Health	361	57,323	9,828	248,870	2,711	177,290	22	99,961	253,569
Group disability; life,
annuities and DBL	-	147,426	2,398	60,004	2,763	37,463	-	17,045	60,227
Individual life, annuities
and other	29,416	522,973	197	20,815	16,837	24,438	15,110	12,814	20,810
Corporate	-	-	-	-	105	-	-	6,046	-
	$29,777	800,029	12,423	495,991	27,471	354,790	15,132	179,553	$500,908

December 31, 2012
Medical Stop-Loss	$-	59,029	-	139,724	4,990	90,406	-	40,154	$139,724
Fully Insured Health	48	41,034	6,897	141,546	1,733	94,700	17	72,415	145,202
Group disability; life,
annuities and DBL	-	126,840	1,347	49,315	2,618	27,663	-	15,779	49,212
Individual life, annuities
and other	33,353	535,899	209	25,482	23,475	32,022	6,549	13,731	25,479
Corporate	-	-	-	-	540	-	-	7,920	-
	$33,401	762,802	8,453	356,067	33,356	244,791	6,566	149,999	$359,617

December 31, 2011
Medical Stop-Loss	$-	58,741	-	114,478	4,399	75,490	-	39,024	$114,478
Fully Insured Health	65	32,508	1,471	141,322	1,429	89,040	21	71,147	142,206
Group disability; life,
annuities and DBL	-	265,595	2,565	50,698	9,495	37,946	5,099	15,598	50,871
Individual life, annuities
and other	37,036	545,037	283	29,916	23,492	36,386	6,449	14,879	29,913
Corporate	-	-	-	-	973	-	-	6,454	-
	$37,101	901,881	4,319	336,414	39,788	238,862	11,569	147,102	$337,468

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE IV
INDEPENDENCE HOLDING COMPANY
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

Life Insurance In-Force:

December 31, 2013	$11,415,328	$333,200	$6,493,122	$5,255,406	6.3%
December 31, 2012	$11,293,128	$213,041	$6,004,459	$5,501,710	3.9%
December 31, 2011	$11,322,537	$236,650	$6,207,385	$5,351,802	4.4%

Premiums Earned:

December 31, 2013
Accident and health	$461,336	$85,627	$102,053	$444,910	19.2%
Life and annuity	46,416	6,654	20,820	32,250	20.6%
Property and liability (1)	18,845	-	14	18,831	0.0%
	$526,597	$92,281	$122,887	$495,991	18.6%

December 31, 2012
Accident and health	$396,805	$60,232	$140,653	$316,384	19.0%
Life and annuity	47,790	7,538	18,916	36,412	20.7%
Property and liability (1)	3,271	-	-	3,271	0.0%
	$447,866	$67,770	$159,569	$356,067	19.0%

December 31, 2011
Accident and health	$377,294	$51,703	$130,451	$298,546	17.3%
Life and annuity	48,881	7,663	18,676	37,868	20.2%
	$426,175	$59,366	$149,127	$336,414	17.6%

Property and liability products consist primarily of our new pet insurance line.

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

3.3

By-Laws of Independence Holding Company (Filed as Exhibit 3.3 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference), as amended by Amendment to By-Laws of Independence Holding Company (Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference).

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

21

Subsidiaries of Independence Holding Company, as of December 31, 2013.*

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