Form 10-Q
period 2014-03-31
INDEPENDENCE HOLDING CO
filed 2014-05-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 1, 2014
Common stock, $ 1.00 par value	17,491,712 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	34,971	22,594
Trading securities	10,594	7,125
Fixed maturities, available-for-sale	535,094	542,287
Equity securities, available-for-sale	11,995	11,803
Other investments	25,344	25,123
Total investments	618,048	608,982

Cash and cash equivalents	23,081	24,229
Deferred acquisition costs	29,857	29,777
Due and unpaid premiums	62,272	59,435
Due from reinsurers	380,002	380,229
Premium and claim funds	38,262	37,353
Goodwill	50,318	50,318
Other assets	86,178	78,712

TOTAL ASSETS	$1,288,018	$1,269,035

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims	$236,656	$237,754
Future policy benefits	287,309	287,449
Funds on deposit	274,090	274,826
Unearned premiums	13,833	12,423
Other policyholders' funds	25,014	25,129
Due to reinsurers	39,528	37,113
Accounts payable, accruals and other liabilities	80,867	71,889
Debt	6,000	6,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	1,001,443	990,729

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	--	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,523,733 shares issued; 17,563,618 and 17,660,390 shares
outstanding	18,524	18,524
Paid-in capital	126,335	126,239
Accumulated other comprehensive loss	(4,954)	(10,472)
Treasury stock, at cost; 960,115 and 863,343 shares	(9,432)	(8,169)
Retained earnings	146,357	142,669

TOTAL IHC STOCKHOLDERS’ EQUITY	276,830	268,791
NONCONTROLLING INTERESTS IN SUBSIDIARIES	9,745	9,515

TOTAL EQUITY	286,575	278,306

TOTAL LIABILITIES AND EQUITY	$1,288,018	$1,269,035

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
REVENUES:
Premiums earned	$123,270	$117,368
Net investment income	5,801	8,001
Fee income	9,339	6,542
Other income	1,111	1,352
Net realized investment gains	1,551	4,619

	141,072	137,882
EXPENSES:
Insurance benefits, claims and reserves	85,309	85,460
Selling, general and administrative expenses	48,135	42,880
Amortization of deferred acquisitions costs	1,282	1,440
Interest expense on debt	481	487

	135,207	130,267

Income before income taxes	5,865	7,615
Income taxes	1,860	2,575

Net income	4,005	5,040
Less: Income from noncontrolling interests in subsidiaries	(304)	(339)

NET INCOME ATTRIBUTABLE TO IHC	$3,701	$4,701

Basic income per common share	$.21	$.26

WEIGHTED AVERAGE SHARES OUTSTANDING	17,623	17,919

Diluted income per common share	$.21	$.26

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,763	18,040

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income	$4,005	$5,040
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	8,017	(2,107)
Tax expense (benefit) on unrealized gains (losses) on available-for-sale securities	2,378	(580)
Unrealized gains (losses) on available-for-sale securities, net of taxes	5,639	(1,527)

Cash flow hedge:
Unrealized gains on cash flow hedge, pre-tax	17	23
Tax expense on unrealized gains on cash flow hedge	7	9
Unrealized gains on cash flow hedge, net of taxes	10	14

Other comprehensive income (loss), net of tax	5,649	(1,513)

COMPREHENSIVE INCOME, NET OF TAX	9,654	3,527

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(304)	(339)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (income) loss on available-for-sale securities, net of tax	(131)	91
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	(131)	91

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(435)	(248)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$9,219	$3,279

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2014 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2013	$18,524	$126,239	$(10,472)	$(8,169)	$142,669	$268,791	$9,515	$278,306

Net income					3,701	3,701	304	4,005
Other comprehensive
loss, net of tax			5,518			5,518	131	5,649
Repurchases of common stock				(1,263)		(1,263)	-	(1,263)
Share-based compensation
expenses and related
tax benefits		85				85	-	85
Distributions to noncontrolling
interests						-	(219)	(219)
Other capital transactions		11			(13)	(2)	14	12

BALANCE AT
MARCH 31, 2014	$18,524	$126,335	$(4,954)	$(9,432)	$146,357	$276,830	$9,745	$286,575

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$4,005	$5,040
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	1,282	1,440
Net realized investment gains	(1,551)	(4,619)
Equity income from equity method investments	(433)	(906)
Depreciation and amortization	1,005	1,163
Share-based compensation expenses	16	128
Deferred tax expense	824	3,225
Other	1,275	1,906
Changes in assets and liabilities:
Net (purchases) sales of trading securities	(2,889)	764
Change in insurance liabilities	2,552	21,207
Additions to deferred acquisition costs	(1,383)	(1,387)
Change in amounts due from reinsurers	227	(5,676)
Change in premium and claim funds	(909)	(14,741)
Change in current income tax liability	522	640
Change in due and unpaid premiums	(2,837)	(485)
Change in other assets	(1,777)	5,006
Change in other liabilities	4,125	(1,422)

Net change in cash from operating activities	4,054	11,283

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales of securities under resale and repurchase agreements	(12,377)	20,538
Sales of equity securities	250	7,500
Purchases of equity securities	(250)	-
Sales of fixed maturities	83,746	88,859
Maturities and other repayments of fixed maturities	17,344	14,663
Purchases of fixed maturities	(94,159)	(149,871)
Other investing activities	3,018	5,246

Net change in cash from investing activities	(2,428)	(13,065)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(1,120)	(565)
Cash paid in acquisitions of noncontrolling interests	-	(1,199)
Withdrawals of investment-type insurance contracts	(816)	(787)
Dividends paid	(620)	-
Other financing activities	(218)	(583)

Net change in cash from financing activities	(2,774)	(3,134)

Net change in cash and cash equivalents	(1,148)	(4,916)
Cash and cash equivalents, beginning of year	24,229	23,945

Cash and cash equivalents, end of period	$23,081	$19,029

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 52.1% of IHC's outstanding common stock at March 31, 2014.

(B)

Consolidation

American Independence Corp.

The Company owned 90.0% of the outstanding common stock of American Independence Corp. ("AMIC") at both March 31, 2014 and December 31, 2013. AMIC is an insurance holding company engaged in the insurance and reinsurance business.

 (C)

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Financial Statements include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. IHC’s annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be anticipated for the entire year.

(D)

Reclassifications

Certain amounts in prior year’s Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2014 presentation.

(E)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”), issued guidance for the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of this guidance, effective January 1, 2014, did not have an effect on the Company’s consolidated financial statements.

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update became effective January 1, 2014 and in accordance with the provisions, IHC recorded the estimated gross liability for the mandated fees payable to the Federal Government of $1,500,000 and the corresponding deferred cost in the first quarter of 2014. The amounts were recorded in accounts payable, accruals and other liabilities and in other assets, respectively, on the Condensed Consolidated Balance Sheet. The deferred asset will be amortized ratably over the calendar year to selling, general and administrative expense in the Condensed Consolidated Statement of Income. This is an estimated amount and will be adjusted once the final assessment is received.

Recently Issued Accounting Standards Not Yet Adopted

In April 2014, the FASB issued guidance: (i) improving the definition of discontinued operations by limiting the reporting of discontinued operations to disposals of components that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results; and (ii) requiring expanded disclosures for discontinued operations. Public entities are required to apply this guidance to: (i) all disposals (or classifications as held for sale) of components of the entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and (ii) to all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2.

Income Per Common Share

Included in the diluted earnings per share calculation for the three months ended March 31, 2014 and 2013 are 140,000 and 121,000 incremental common shares, respectively, primarily from the dilutive effect of share-based payment awards, computed using the treasury stock method.

Note  3.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	March 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$207,375	$1,301	$(4,986)	$203,690
CMOs - residential (1)	2,259	8	(11)	2,256
CMOs - commercial	975	-	(106)	869
U.S. Government obligations	15,592	216	(5)	15,803
Agency MBS - residential (2)	76	4	-	80
GSEs (3)	19,200	3	(667)	18,536
States and political subdivisions	256,226	3,507	(5,422)	254,311
Foreign government obligations	37,276	127	(1,768)	35,635
Redeemable preferred stocks	4,036	82	(204)	3,914

Total fixed maturities	$543,015	$5,248	$(13,169)	$535,094

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$7,517	$450	$(87)	$7,880
Nonredeemable preferred stocks	4,004	111	-	4,115

Total equity securities	$11,521	$561	$(87)	$11,995

	December 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$215,412	$1,315	$(7,467)	$209,260
CMOs - residential (1)	2,457	8	(8)	2,457
CMOs - commercial	975	-	(382)	593
U.S. Government obligations	15,596	271	(6)	15,861
Agency MBS - residential (2)	79	4	-	83
GSEs (3)	28,484	4	(340)	28,148
States and political subdivisions	256,645	2,435	(9,377)	249,703
Foreign government obligations	34,437	20	(2,107)	32,350
Redeemable preferred stocks	4,036	74	(278)	3,832

Total fixed maturities	$558,121	$4,131	$(19,965)	$542,287

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$7,517	$328	$(70)	$7,775
Nonredeemable preferred stocks	4,004	58	(34)	4,028

Total equity securities	$11,521	$386	$(104)	$11,803

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2014, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$28,453	$28,451
Due after one year through five years	43,264	43,147
Due after five years through ten years	199,697	196,073
Due after ten years	249,093	245,682
CMOs and MBSs	22,508	21,741

	$543,015	$535,094

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	March 31, 2014

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$101,907	$2,689	$36,883	$2,297	$138,790	$4,986
CMO’s - residential	1,879	11	-	-	1,879	11
CMOs - commercial	-	-	869	106	869	106
U.S. Government obligations	494	5	-	-	494	5
GSEs	13,199	469	5,288	198	18,487	667
States and political subdivisions	135,318	3,634	37,068	1,788	172,386	5,422
Foreign governments	18,472	1,415	5,520	353	23,992	1,768
Redeemable preferred stocks	3,558	204	-	-	3,558	204
Total fixed maturities	274,827	8,427	85,628	4,742	360,455	13,169

Common stocks	2,009	87	-	-	2,009	87
Total equity securities	2,009	87	-	-	2,009	87

Total temporarily impaired
securities	$276,836	$8,514	$85,628	$4,742	$362,464	$13,256

Number of securities in an
unrealized loss position	105		31		136

	December 31, 2013

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$124,531	$5,340	$21,070	$2,127	$145,601	$7,467
CMO’s - residential	2,047	8	-	-	2,047	8
CMOs - commercial	-	-	593	382	593	382
U.S. Government obligations	493	6	-	-	493	6
GSEs	22,731	123	5,360	217	28,091	340
States and political subdivisions	149,704	7,312	32,983	2,065	182,687	9,377
Foreign governments	27,587	1,766	3,523	341	31,110	2,107
Redeemable preferred stocks	3,485	278	-	-	3,485	278
Total fixed maturities	330,578	14,833	63,529	5,132	394,107	19,965

Common stocks	2,589	70	-	-	2,589	70
Nonredeemable preferred stocks	2,625	34	-	-	2,625	34
Total equity securities	5,214	104	-	-	5,214	104

Total temporarily impaired
securities	$335,792	$14,937	$63,529	$5,132	$399,321	$20,069

Number of securities in an
unrealized loss position	126		27		153

Substantially all of the unrealized losses on fixed maturities available-for-sale at March 31, 2014 and December 31, 2012 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Net realized investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Sales of available-for-sale securities:
Fixed maturities	$2,186	$4,451
Preferred stocks	-	113
Total sales of available-for-sale securities	2,186	4,564

Sales of trading securities	5	36
Other gains (losses)	(709)	(239)
Total realized gains (losses)	1,482	4,361

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	69	258
Total unrealized gains (losses) on trading securities	69	258

Net realized investment gains (losses)	$1,551	$4,619

For the three months ended March 31, 2014, proceeds from sales of available-for-sale securities were $97,550,000 and the Company realized gross gains of $2,605,000 and gross losses of $419,000 as a result of those sales. For the three months ended March 31, 2013, proceeds from sales of available-for-sale securities were $96,359,000 and the Company realized gross gains of $4,632,000 and gross losses of $68,000 as a result of those sales.

Other-Than-Temporary Impairment Evaluations

We recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1G(vi) to the Consolidated Financial Statements in the 2013 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities. The Company did not recognize any other-than-temporary impairments on available-for-sale securities in 2014 or 2013.

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Balance at beginning of year	$473	$1,976
Additional credit losses for which an other-than-
temporary loss was previously recognized	-	-
Securities sold	-	-

Balance at end of period	$473	$1,976

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at both March 31, 2014 and December 31, 2013 consists of $335,000 related to CMO securities.

Note 4.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($6,000,000 at both March 31, 2014 and December 31, 2013), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At March 31, 2014 and December 31, 2013, the fair value of interest rate swap was $186,000 and $204,000, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 5 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap.

Note 5.

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

Investments in fixed maturities and equity securities:

Available-for-sale securities included in Level 1 are equities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, collateralized mortgage obligations, municipals, GSEs and certain preferred stocks that were priced with observable market inputs. Level 3 securities consist primarily of CMO securities and municipal tax credit strips.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Significant unobservable inputs used in the fair value measurement of CMO’s are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates. Further we retain independent pricing vendors to assist in valuing certain instruments.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$203,690	$-	$203,690
CMOs - residential	-	2,256	-	2,256
CMOs - commercial	-	-	869	869
US Government obligations	-	15,803	-	15,803
Agency MBS - residential	-	80	-	80
GSEs	-	18,536	-	18,536
States and political subdivisions	-	251,901	2,410	254,311
Foreign government obligations	-	35,635	-	35,635
Redeemable preferred stocks	3,914	-	-	3,914
Total fixed maturities	3,914	527,901	3,279	535,094

Equity securities available-for-sale:
Common stocks	7,880	-	-	7,880
Nonredeemable preferred stocks	4,115	-	-	4,115
Total equity securities	11,995	-	-	11,995

Trading securities - equities	10,594	-	-	10,594
Total trading securities	10,594	-	-	10,594

Total Financial Assets	$26,503	$527,901	$3,279	$557,683

FINANCIAL LIABILITIES:
Interest rate swap	$-	$186	$-	$186

	December 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$209,260	$-	$209,260
CMOs - residential	-	2,457	-	2,457
CMOs - commercial	-	-	593	593
US Government obligations	-	15,861	-	15,861
Agency MBS - residential	-	83	-	83
GSEs	-	28,148	-	28,148
States and political subdivisions	-	247,262	2,441	249,703
Foreign government obligations	-	32,350	-	32,350
Redeemable preferred stocks	3,832	-	-	3,832
Total fixed maturities	3,832	535,421	3,034	542,287

Equity securities available-for-sale:
Common stocks	7,775	-	-	7,775
Nonredeemable preferred stocks	4,028	-	-	4,028
Total equity securities	11,803	-	-	11,803

Trading securities - equities	7,125	-	-	7,125
Total trading securities	7,125	-	-	7,125

Total Financial Assets	$22,760	$535,421	$3,034	$561,215

FINANCIAL LIABILITIES:
Interest rate swap	$-	$204	$-	$204

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.

There were no securities transferred between Level 1, Level 2 or Level 3 in 2014 or 2013. The following table presents the changes in fair value of our Level 3 financial instruments for the periods indicated (in thousands):

	Three Months Ended March 31, 2014
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$593	$2,441	$3,034

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	276	(16)	260

Repayments and amortization of fixed maturities	-	(15)	(15)

Balance at end of period	$869	$2,410	$3,279

	Three Months Ended March 31, 2013
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$14,053	$570	$2,558	$17,181

Gains (losses) included in earnings:
Net realized investment gains	1,490	-	-	1,490

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	(1,292)	6	(23)	(1,309)

Sales of securities	(4,034)	-	-	(4,034)
Repayments and amortization of fixed maturities	(462)	-	(6)	(468)

Balance at end of period	$9,755	$576	$2,529	$12,860

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	March 31, 2014		December 31, 2013
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$13,914	$11,116	$14,177	$11,328

FINANCIAL LIABILITIES:
Funds on deposit	$274,038	$274,090	$274,773	$274,826
Debt and junior subordinated
debt securities	$44,146	$44,146	$44,146	$44,146

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

Note 6.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $50,318,000 at March 31, 2014 and December 31, 2012.

The Company has net other intangible assets of $14,088,000 and $14,767,000 at March 31, 2014 and December 31, 2013, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization. The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	March 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$22,725	$16,614	$22,725	$15,935

	March 31,	December 31,
	2014	2013
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977

Amortization expense was $679,000 and $802,000 for the three months ended March 31, 2014 and 2013, respectively.

Note 7.

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

At March 31, 2014, AMIC had net operating loss carryforwards of approximately $265,229,000 for federal income tax purposes, expiring in varying amounts through the year 2028, with a significant portion expiring in 2020. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets was $10,370,000 and $10,689,000 at March 31, 2014 and December 31, 2013, respectively.

Note 8.

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

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended March 31, 2014
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(10,350)	$(122)	$(10,472)

Other comprehensive income (loss) before reclassifications	6,618	10	6,628
Amounts reclassified from accumulated OCI	(979)	-	(979)
Net other comprehensive income (loss)	5,639	10	5,649

Less: Other comprehensive income attributable
to noncontrolling interests	(131)	-	(131)

Ending balance	$(4,842)	$(112)	$(4,954)

	Three Months Ended March 31, 2013
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$15,231	$(218)	$15,013

Other comprehensive income (loss) before reclassifications	1,448	14	1,462
Amounts reclassified from accumulated OCI	(2,975)	-	(2,975)
Net other comprehensive income (loss)	(1,527)	14	(1,513)

Less: Other comprehensive loss attributable
to noncontrolling interests	91	-	91
Acquired from noncontrolling interests	36	-	36

Ending balance	$13,831	$(204)	$13,627

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$1,477	$4,326

Income before income tax	1,477	4,326
Tax effect	498	1,351

Net income	$979	$2,975

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

At March 31, 2014, there were 384,139 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans  by award type for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
IHC’s Share-based Compensation Plan:
Stock options	$66	$13
Restricted stock units	19	13
SARs	(81)	99
Performance awards	-	(5)

Share-based compensation expense, pre-tax	4	120
Tax benefits	1	48

Share-based compensation expense, net	$3	$72

Stock Options

At March 31, 2014 and December 31, 2013, there were 616,858 stock options outstanding with a weighted average exercise price of $9.35 per share.

The following table summarizes information regarding outstanding and exercisable options:

	March 31, 2014
	Outstanding	Exercisable

Number of options	616,858	534,358
Weighted average exercise price per share	$9.35	$9.25
Aggregate intrinsic value for all options (in thousands)	$2,513	$2,230
Weighted average contractual term remaining	1.6 years	1.2 years

As of March 31, 2014, the total unrecognized compensation expense related to non-vested stock options was $254,000, which is expected to be recognized over the remaining requisite weighted-average service period of 1.0 years.

Restricted Stock

At March 31, 2014 and December 31, 2013, there were 14,850 unvested restricted stock units outstanding with a weighted average grant-date fair value of $10.60 per share.

As of March 31, 2014, the total unrecognized compensation expense related to non-vested restricted stock unit awards was $98,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.6 years.

SARs

IHC had 251,800 SAR awards outstanding at March 31, 2014 and December 31, 2013. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 are liabilities of $1,226,000 and $1,307,000, respectively, pertaining to SARs.

B)

AMIC Share-Based Compensation Plans

Under the terms of the Company’s stock-based compensation plan, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms are ten years; and vesting periods range from three to four years.  The Company may also grant shares of restricted stock, stock appreciation rights and share-based performance awards.  Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period.

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
AMIC’s Share-based Compensation Plans:
Stock options	$12	$8

Share-based compensation expense, pre-tax	12	8
Tax benefits	4	3

Share-based compensation expense, net	$8	$5

Stock Options

AMIC’s stock option activity for the three months ended March 31, 2014 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2013	222,285	$11.46
Expired	(49,002)	14.01
March 31, 2014	173,283	$10.74

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of March 31, 2014:

	March 31, 2014
	Outstanding	Exercisable

Number of options	173,283	158,838
Weighted average exercise price per share	$10.74	$11.11
Aggregate intrinsic value for all options (in thousands)	$288	$228
Weighted average contractual term remaining	3.29 years	2.80 years

As of March 31, 2014, the total unrecognized compensation expense related to AMIC’s non-vested options was $47,000 which will be recognized over the remaining requisite service periods.

Note 10.

Supplemental Disclosures of Cash Flow Information

Net cash payments (receipts) for income taxes were $229,000 and $(1,611,000) during the three months ended March 31, 2014 and 2013.

Cash payments for interest were $464,000 and $488,000 during the three months ended March 31, 2014 and 2013, respectively.

Note 11.

Commitments and Contingencies

On September 1, 2013, Madison National Life entered into an agreement with a former policyholder for a return of premium in connection with health insurance business written during 2007.  The agreement was entered into in response to a potential lawsuit and, as a result, the Company accrued $1,541,000 in return of premium reserves (net of recoveries). The Company terminated the MGU that produced this business in 2008. In April 2014, the amount was paid in full representing final refund of premium.

Note 12.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Medical Stop-Loss	$47,588	$42,122
Fully Insured Health	66,539	63,683
Group disability, life, annuities and DBL	16,427	14,474
Individual life, annuities and other	8,938	12,947
Corporate	29	37
	139,521	133,263
Net realized investment gains	1,551	4,619
Total revenues	$141,072	$137,882

Income before income taxes:
Medical Stop-Loss	$4,738	$3,016
Fully Insured Health(A)	1,908	(332)
Group disability, life, annuities and DBL	1,177	1,576
Individual life, annuities and other	(1,109)	382
Corporate	(1,919)	(1,159)
	4,795	3,483
Net realized investment gains	1,551	4,619
Interest expense	(481)	(487)

Income before income taxes	$5,865	$7,615

(A)

The Fully Insured Health segment includes amortization of intangible assets. Total amortization expense was $492,000 and $602,000 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense for the other segments is not material to their operating results.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc., IHC Specialty Benefits, Inc. and IHC Carrier Solutions, Inc. IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes Medical Stop-Loss. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.   At March 31, 2014, the Company also owned a 90.0% interest in American Independence Corp. ("AMIC").

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

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Revenues	$141,072	$137,882
Expenses	135,207	130,267

Income before income taxes	5,865	7,615
Income taxes	1,860	2,575

Net income	4,005	5,040

Less: Income from noncontrolling interests in subsidiaries	(304)	(339)

Net income attributable to IHC	$3,701	$4,701

o

Net income of $.21 per share, diluted, for the three months ended March 31, 2014 compared to $.26 per share, diluted, for the same period in 2013.

o

Consolidated investment yields (on an annualized basis) of 3.5% for the three months ended March 31, 2014 compared to 3.9% for the comparable period in 2013 and $1.6 million of net realized investment gains for the three months ended March 31, 2014 as compared to $4.6 million for the comparable period in 2013;

o

Book value of $15.76 per common share at March 31, 2014 compared to $15.22 at December 31, 2013.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $4.7 million for the first quarter of 2014 compared to $3.0 million in the same quarter in 2013. The increase is largely a result of lower loss ratios in 2014, primarily due to adverse development in 2013 by independent MGU’s that were cancelled at the end of 2013;

o

Premiums earned increased $5.3 million for the three months ended March 31, 2014, respectively, when compared to the same period in 2013. The increase in premiums earned is primarily due to increased volume for business produced by IHC Risk Solutions.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its U.S. GAAP Combined Ratios, are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Premiums Earned	$45,586	$40,255
Insurance Benefits, Claims & Reserves	31,825	28,914
Expenses	10,281	9,320

Loss Ratio(A)	69.8%	71.8%
Expense Ratio (B)	22.6%	23.2%
Combined Ratio (C)	92.4%	95.0%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o

The Company recorded a decrease in the loss ratio in the medical stop-loss line of business for the three months ended March 31, 2014 compared to the same period in 2013. Reserves in 2013 include unfavorable development related to business written with a certain producer. We ceased writing business with this producer in 2013.

•

The Fully Insured Health segment reported $1.9 million of income before taxes for the three months ended March 31, 2014 as compared to $0.3 million loss for the comparable period in 2013.  The increase is primarily due to lower loss ratios in 2014;

o

Premiums earned increased $0.4 million for the three months ended March 31, 2014 over the comparable period in 2013. Premiums increased in the ancillary, pet and occupational accident lines of business as a result of higher volume, but these were offset by a decrease of $11.7 million in premiums as a result of the run-off of major medical health plans for individuals and families (“IMM”), which we exited in 2013, the run-off of the block of vision business in New York, and a decrease in small group major medical.

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Premiums Earned	$57,309	$56,899
Insurance Benefits, Claims & Reserves	37,421	39,678
Expenses	19,010	18,162

Loss Ratio	65.3%	69.7%
Expense Ratio	33.2%	31.9%
Combined Ratio	98.5%	101.6%

o

The lower loss ratio in 2014 is primarily attributable to the effects of exiting the IMM markets in 2013.  In 2013, the Company recorded an increase in claims experience on IMM and small group major medical produced by certain non-owned third party administrators, which we attribute, in large part, to changes brought on by health care reform, and to a reserve adjustment related to business written through an MGU that was previously terminated. As we adjust our mix of business from major medical to that of a specialty health insurance company, we anticipate improved loss ratios and a somewhat higher expense ratio concomitant with this type of product.

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $0.4 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of loss ratio fluctuations in the LTD business;

•

Income before taxes from the Individual life, annuities and other segment decreased $1.5 million for the three-month period ended March 31, 2014 as compared to the same period in 2013 primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013;

•

Losses before tax from the Corporate segment in the first quarter of 2014 increased $0.7 million in the three-month period ended March 31, 2014 over the same period of 2013, primarily due to an increase in employee-related expenses; and

•

Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
Gross Direct and Assumed
Earned Premiums:	2014	2013

Medical Stop-Loss	$57,394	$48,095
Fully Insured Health	63,670	65,481
Group disability, life, annuities and DBL	26,351	24,375
Individual, life, annuities and other	7,018	7,553

	$154,433	$145,504

	Three Months Ended
	March 31,
Net Direct and Assumed
Earned Premiums:	2014	2013

Medical Stop-Loss	$45,586	$40,255
Fully Insured Health	57,309	56,899
Group disability, life, annuities and DBL	15,561	13,856
Individual, life, annuities and other	4,814	6,358

	$123,270	$117,368

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  During the three months ended March 31, 2014, there were no additions to or changes in the critical accounting policies disclosed in the 2013 Form 10-K except for the recently adopted accounting standards discussed in Note 1(D) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Information by business segment for the three months ended March 31, 2014 and 2013 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
March 31, 2014	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$45,586	1,215	787	31,825	-	11,025	$4,738
Fully Insured Health	57,309	646	8,584	37,421	212	26,998	1,908
Group disability,
life, annuities
and DBL	15,561	834	32	10,635	-	4,615	1,177
Individual life,
annuities and other	4,814	3,077	1,047	5,428	1,070	3,549	(1,109)
Corporate	-	29	-	-	-	1,948	(1,919)
Sub total	$123,270	$5,801	$10,450	$85,309	$1,282	$48,135	4,795

Net realized investment gains							1,551
Interest expense on debt							(481)
Income before income taxes							5,865
Income taxes							1,860
Net income							$4,005

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
March 31, 2013	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$40,255	1,570	297	28,914	-	10,192	$3,016
Fully Insured Health	56,899	520	6,264	39,678	5	24,332	(332)
Group disability,
life, annuities
and DBL	13,856	596	22	8,965	-	3,933	1,576
Individual life,
annuities and other	6,358	5,278	1,311	7,903	1,435	3,227	382
Corporate	-	37	-	-	-	1,196	(1,159)
Sub total	$117,368	$8,001	$7,894	$85,460	$1,440	$42,880	3,483

Net realized investment gains							4,619
Interest expense on debt							(487)
Income before income taxes							7,615
Income taxes							2,575
Net income							$5,040

Premiums Earned

In the first quarter of 2014, premiums earned increased $5.9 million over the comparable period of 2013. The increase is primarily due to: (i) a $5.3 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; (ii) an overall increase of $0.4 million in earned premiums from the Fully Insured Health segment (earned premiums increased in the ancillary lines (primarily short-term medical, fixed indemnity limited benefit and international), pet and occupational accident lines of business as a result of higher volume, but was negatively impacted by a decrease of $11.7 million in premiums from exiting the IMM line and the New York vision block and from a decrease in the small group major medical line); (iii) a $1.7 million increase in the Group disability, life, annuities and DBL segment primarily due to increased premiums from the DBL line; and (iv) partially offset by a decrease of $1.5 million of earned premiums in the Individual life, annuities and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013.

Net Investment Income

Total net investment income decreased $2.2 million.  The overall annualized investment yields were 3.5% and 3.9% (approximately 3.7% and 4.0%, on a tax advantaged basis) in the first quarter of 2014 and 2013, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $215.1 million of invested assets in the second quarter of 2013 related to a coinsurance treaty. The annualized investment yields on bonds, equities and short-term investments were 3.4% and 3.5% in the first quarter of 2014 and 2013, respectively. IHC has approximately $140.7 million in highly rated shorter duration securities earning on average 1.2%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $1.6 million in 2014 compared to $4.6 million in 2013. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $2.8 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013 as a result of increased volume in certain lines of the Fully Insured Health segment.

Other income decreased $0.2 million in the first quarter of 2014 compared to the same period in 2013.

Insurance Benefits, Claims and Reserves

In the first quarter of 2014, insurance benefits, claims and reserves decreased $0.2 million over the comparable period in 2013. The decrease is primarily attributable to: (i) a decrease of $2.3 million in the Fully Insured Health segment, primarily due to a decrease of $8.6 million in benefits, claims and reserves related to the run-off of the IMM and the New York vision block and from lower loss ratios in 2014; partially offset by increases in the volume of ancillary products, pet insurance and occupational accident business; (ii) a decrease of $2.5 million in the Individual life, annuity and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013; partially offset by (iii) an increase of $2.9 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume offset by lower loss ratios; and (iv) an increase of $1.7 million in the group disability, life, annuities and DBL segment primarily due to increases in the DBL line of $0.8 million as a result of increased volume and $0.8 million in the LTD line as a result of higher loss ratios in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.2 million. The increase is primarily due to: (i) an increase of $2.7 million in the Fully Insured Health segment largely due to general expenses as a result of the higher volume of ancillary, pet and occupational accident business in 2014, which tends to have a higher expense structure than major medical; (ii) an increase of $0.8 million in the Medical Stop-Loss segment as a result of increased premium volume; (iii) an increase of $0.7 million in the group disability, life, annuities and DBL segment due to increased volume in the DBL line; (iv) an increase of $0.3 million in Individual life, annuity and other segment; and (v) an increase of $0.7 million in Corporate primarily due to employee-related expenses.

Income Taxes

The effective tax rate for the three months ended March 31, 2014 and 2013 was 31.7% and 33.8%, respectively.  The lower effective tax rate in 2014 was due to a higher benefit from tax-advantaged securities as a percentage of income in 2014.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the three months ended March 31, 2014 or 2013.

Cash Flows

The Company had $23.1 million and $24.2 million of cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively.

For the three months ended March 31, 2014, operating activities of the Company provided $4.1 million of cash, the settlement of investment activities utilized $2.4 million and the settlement of financing activities utilized $2.8 million of cash. Financing activities include $1.1 million used for the settlement of treasury share purchases during the period and $0.6 million for the payment of dividends.

The Company has $523.4 million of future policy benefits and claims and claim adjustment expenses that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2014, cash received from the maturities and other repayments of fixed maturities was $17.3 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $340.5 million at March 31, 2014 compared to $343.1 million at December 31, 2013. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2014.

The Company's health reserves by segment are as follows (in thousands):

	Total Health Reserves
	March 31,	December 31,
	2014	2013

Medical Stop-Loss	$74,685	$72,307
Fully Insured Health	51,645	56,848
Group Disability	103,376	101,582
Individual A&H and Other	6,950	7,017

	$236,656	$237,754

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

The $8.0 million increase in IHC’s stockholders' equity in the first three months of 2014 is primarily due to $3.7 million of net income attributable to IHC and $5.5 million of other comprehensive income attributable to IHC, partially offset by $1.3 million of treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $13.3 million at March 31, 2014, approximately 99.8% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2014, approximately 0.2% (or $0.9 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any non-performing fixed maturities at March 31, 2014.

The Company reviews its investments regularly and monitors its investments continually for impairments. There were no securities with fair values less than 80% of their amortized cost at March 31, 2014 and the Company did not record any other-than-temporary impairment losses in the three months ended March 31, 2014 or 2013.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2014. In 2014, the Company recorded $9.6 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2014, is not materially different from that reported in the schedule of such obligations at December 31, 2013 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

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

The Company will remain highly liquid in 2014 as a result of the continuing shorter duration of the portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for 2014. IHC has approximately $140.7 million in highly rated shorter maturity securities earning on average 1.2%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In 2014, we continued to achieve significant growth in our controlled direct written stop-loss business through Risk Solutions.  This growth was achieved while maintaining underwriting profitability consistent with the prior year.  Our overall results in 2013 were adversely impacted by business written through two non-owned MGU’s, both of which have been terminated, although run-off will continue in 2014.  This result reemphasizes the importance of our decision to focus our stop-loss business through our direct writing model.  The favorable results of Risk Solutions are a direct result of their positioning to take advantage of market trends, including consolidation of relationships by producers and increased interest in stop-loss as a result of health care reform.  We see these trends continuing and strengthening as we move into 2014 and beyond.  Risk Solutions has established a reputation in the market for delivering innovative solutions for small to medium sized employer groups looking for self-funded alternatives.  Risk Solutions has also established a reputation in the market for fair and responsible pricing and superior service levels.  We foresee continued growth and favorable underwriting results as more of our stop-loss business comes through the Risk Solutions platform.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2014 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2013 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In March 2013, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. As of March 31, 2014, 168,221 shares were still authorized to be repurchased under the plan. Share repurchases during the first quarter of 2014 are summarized as follows:

2014
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	20,512	$12.40	244,481
February	31,329	$12.47	213,152
March	44,931	$13.74	168,221

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On or as of May 7, 2014, each of the following events occurred:

1.

The Stock Agreement, dated as of July 30, 2002 among American Independence Corp. (“AMIC”) (f.k.a. SoftNet Systems, Inc.), Independence Holding Company (“IHC”) and Madison Investors Corporation was terminated by the parties and ceased to be of any further force or effect.

2.

The Quota Share Reinsurance Agreement between Madison National Life Insurance Company, Inc. and Independence American Insurance Company, as amended, was further amended to extend the termination date thereof from December 31, 2014 to December 31, 2019.  This agreement, as amended, is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

3.

The Quota Share Reinsurance Agreement between Standard Security Life Insurance Company of New York and Independence American Insurance Company, as amended, was further amended to extend the termination date thereof from December 31, 2014 to December 31, 2019.  This agreement, as amended, is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

4.

The Board of Directors of AMIC granted approval for IHC and its subsidiaries, at any point in the future, to increase their aggregate ownership of AMIC’s outstanding shares of common stock without restriction imposed under Article Twelve of AMIC’s Second Amended and Restated Certificate of Incorporation or otherwise.

ITEM 6.

EXHIBITS

10.1

Quota Share Reinsurance Agreement between Madison National Life Insurance, Inc. and Independence American Insurance Company, as amended. **

10.2

Quota Share Reinsurance Agreement between Standard Security Life Insurance Company of New York and Independence American Insurance Company, as amended. **

31.1

Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By:

/s/Roy T. K. Thung

Date:

May 9, 2014

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

May 9, 2014

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer