Form 10-Q
period 2014-06-30
INDEPENDENCE HOLDING CO
filed 2014-08-08
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at August 1, 2014
Common stock, $ 1.00 par value	17,417,586 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	19,260	22,594
Trading securities	11,600	7,125
Fixed maturities, available-for-sale	571,727	542,287
Equity securities, available-for-sale	12,962	11,803
Other investments	25,599	25,123
Total investments	641,198	608,982

Cash and cash equivalents	26,631	24,229
Deferred acquisition costs	30,106	29,777
Due and unpaid premiums	59,282	59,435
Due from reinsurers	331,649	380,229
Premium and claim funds	39,235	37,353
Goodwill	50,318	50,318
Other assets	60,446	78,712

TOTAL ASSETS	$1,238,865	$1,269,035

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims	$233,992	$237,754
Future policy benefits	283,036	287,449
Funds on deposit	234,863	274,826
Unearned premiums	12,639	12,423
Other policyholders' funds	22,629	25,129
Due to reinsurers	37,833	37,113
Accounts payable, accruals and other liabilities	77,681	71,889
Debt	6,000	6,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	946,819	990,729

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,528,683 and 18,523,733 shares issued; 17,451,262 and
17,660,390 shares outstanding	18,529	18,524
Paid-in capital	126,899	126,239
Accumulated other comprehensive loss	(1,519)	(10,472)
Treasury stock, at cost; 1,077,421 and 863,343 shares	(11,039)	(8,169)
Retained earnings	149,555	142,669

TOTAL IHC STOCKHOLDERS’ EQUITY	282,425	268,791
NONCONTROLLING INTERESTS IN SUBSIDIARIES	9,621	9,515

TOTAL EQUITY	292,046	278,306

TOTAL LIABILITIES AND EQUITY	$1,238,865	$1,269,035

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:
Premiums earned	$121,135	$125,465	$244,405	$242,833
Net investment income	5,434	7,002	11,235	15,003
Fee income	3,861	6,039	13,200	12,581
Other income	1,070	1,659	2,181	3,011
Net realized investment gains	4,519	11,735	6,070	16,354

	136,019	151,900	277,091	289,782
EXPENSES:
Insurance benefits, claims and reserves	83,263	89,276	168,572	174,736
Selling, general and administrative expenses	44,947	44,862	93,082	87,742
Amortization of deferred acquisitions costs	1,189	10,948	2,471	12,388
Interest expense on debt	337	490	818	977

	129,736	145,576	264,943	275,843

Income before income taxes	6,283	6,324	12,148	13,939
Income taxes	2,403	2,166	4,263	4,741

Net income	3,880	4,158	7,885	9,198
Less: Income from noncontrolling interests in subsidiaries	(32)	(467)	(336)	(806)

NET INCOME ATTRIBUTABLE TO IHC	$3,848	$3,691	$7,549	$8,392

Basic income per common share	$.22	$.21	$.43	$.47

WEIGHTED AVERAGE SHARES OUTSTANDING	17,485	17,753	17,553	17,836

Diluted income per common share	$.22	$.21	$.43	$.47

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,657	17,805	17,709	17,922

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$3,880	$4,158	$7,885	$9,198
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	5,003	(25,889)	13,020	(27,996)
Tax expense (benefit) on unrealized gains (losses) on available-for-sale
securities	1,499	(8,325)	3,877	(8,905)
Unrealized gains (losses) on available-for-sale securities, net of taxes	3,504	(17,564)	9,143	(19,091)

Cash flow hedge:
Unrealized gains on cash flow hedge, pre-tax	21	22	38	45
Tax expense on unrealized gains on cash flow hedge	8	9	15	18
Unrealized gains on cash flow hedge, net of taxes	13	13	23	27

Other comprehensive income (loss), net of tax	3,517	(17,551)	9,166	(19,064)

COMPREHENSIVE INCOME (LOSS), NET OF TAX	7,397	(13,393)	17,051	(9,866)

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(32)	(467)	(336)	(806)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (gain) loss on available-for-sale securities, net of tax	(82)	465	(213)	556
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	(82)	465	(213)	556

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(114)	(2)	(549)	(250)

COMPREHENSIVE INCOME (LOSS), NET OF TAX,
ATTRIBUTABLE TO IHC	$7,283	$(13,395)	$16,502	$(10,116)

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30, 2014 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2013	$18,524	$126,239	$(10,472)	$(8,169)	$142,669	$268,791	$9,515	$278,306

Net income					7,549	7,549	336	7,885
Other comprehensive
income, net of tax			8,953			8,953	213	9,166
Repurchases of common stock				(2,870)		(2,870)	-	(2,870)
Common stock dividend
($.035 per share)					(613)	(613)	-	(613)
Share-based compensation
expenses and related
tax benefits	5	580				585	-	585
Distributions to noncontrolling
interests						-	(472)	(472)
Other capital transactions		80			(50)	30	29	59

BALANCE AT
JUNE 30, 2014	$18,529	$126,899	$(1,519)	$(11,039)	$149,555	$282,425	$9,621	$292,046

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$7,885	$9,198
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	2,471	12,388
Net realized investment gains	(6,070)	(16,354)
Equity income from equity method investments	(741)	(1,160)
Depreciation and amortization	2,013	2,342
Share-based compensation expenses	683	508
Deferred tax expense	1,885	6,025
Other	2,411	2,623
Changes in assets and liabilities:
Net purchases of trading securities	(3,603)	(428)
Change in insurance liabilities	(48,149)	47,468
Additions to deferred acquisition costs	(2,974)	(3,082)
Change in amounts due from reinsurers	48,580	(216,968)
Change in premium and claim funds	(1,882)	4,072
Change in current income tax liability	4,702	(782)
Change in due and unpaid premiums	153	(23,716)
Change in other assets	6,310	1,188
Change in other liabilities	(6,303)	(3,284)

Net change in cash from operating activities	7,371	(179,962)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net sales of securities under resale and repurchase agreements	3,334	23,368
Sales of equity securities	288	10,029
Purchases of equity securities	(998)	-
Sales of fixed maturities	222,627	460,981
Maturities and other repayments of fixed maturities	28,007	32,970
Purchases of fixed maturities	(254,891)	(368,514)
Other investing activities	2,082	23,169

Net change in cash from investing activities	449	182,003

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(2,810)	(2,898)
Cash paid in acquisitions of noncontrolling interests	-	(1,199)
Withdrawals of investment-type insurance contracts	(1,555)	(1,570)
Dividends paid	(620)	(624)
Other financing activities	(433)	(718)

Net change in cash from financing activities	(5,418)	(7,009)

Net change in cash and cash equivalents	2,402	(4,968)
Cash and cash equivalents, beginning of year	24,229	23,945

Cash and cash equivalents, end of period	$26,631	$18,977

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 52.4% of IHC's outstanding common stock at June 30, 2014.

(B)

Consolidation

American Independence Corp.

The Company owned approximately 90% of the outstanding common stock of American Independence Corp. ("AMIC") at both June 30, 2014 and December 31, 2013. AMIC is an insurance holding company engaged in the insurance and reinsurance business.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be anticipated for the entire year.

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

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update became effective January 1, 2014 and in accordance with the provisions, IHC recorded the estimated gross liability for the mandated fees payable to the Federal Government of $1,500,000 and the corresponding deferred cost in the first quarter of 2014. The amounts were recorded in accounts payable, accruals and other liabilities and in other assets, respectively, on the Condensed Consolidated Balance Sheet. The deferred asset will be amortized ratably over the calendar year to selling, general and administrative expense in the Condensed Consolidated Statement of Income. Upon final assessment, the Company increased its gross liability for the mandated fees payable to the Federal Government to $1,816,000 as of June 30, 2014.

Recently Issued Accounting Standards Not Yet Adopted

In June 2014, the FASB issued explicit guidance for entities that grant their employees share-based payments in which the terms of the award include a performance target that affects vesting and could be achieved after the requisite service period.  This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. The guidance may be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and requires one of two specified retrospective methods of application. Early application is prohibited. Management has not yet determined the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

Note 2.

Income Per Common Share

Diluted earnings per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards,  amounting to 172,000 and 156,000 shares for the three months and six months ended June 30, 2014, respectively, and 52,000 and 86,000 shares for the three months and six months ended June 30, 2013, respectively.

Note  3.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	June 30, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$210,454	$1,467	$(3,279)	$208,642
CMOs - residential (1)	3,325	28	(6)	3,347
CMOs - commercial	975	-	(69)	906
U.S. Government obligations	25,356	135	-	25,491
Agency MBS - residential (2)	72	4	-	76
GSEs (3)	19,926	5	(259)	19,672
States and political subdivisions	250,549	3,157	(3,042)	250,664
Foreign government obligations	60,059	268	(1,596)	58,731
Redeemable preferred stocks	4,036	162	-	4,198

Total fixed maturities	$574,752	$5,226	$(8,251)	$571,727

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$8,222	$702	$(76)	$8,848
Nonredeemable preferred stocks	4,004	110	-	4,114

Total equity securities	$12,226	$812	$(76)	$12,962

	December 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$215,412	$1,315	$(7,467)	$209,260
CMOs - residential (1)	2,457	8	(8)	2,457
CMOs - commercial	975	-	(382)	593
U.S. Government obligations	15,596	271	(6)	15,861
Agency MBS - residential (2)	79	4	-	83
GSEs (3)	28,484	4	(340)	28,148
States and political subdivisions	256,645	2,435	(9,377)	249,703
Foreign government obligations	34,437	20	(2,107)	32,350
Redeemable preferred stocks	4,036	74	(278)	3,832

Total fixed maturities	$558,121	$4,131	$(19,965)	$542,287

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$7,517	$328	$(70)	$7,775
Nonredeemable preferred stocks	4,004	58	(34)	4,028

Total equity securities	$11,521	$386	$(104)	$11,803

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2014, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$16,386	$16,220
Due after one year through five years	79,181	78,983
Due after five years through ten years	208,270	206,892
Due after ten years	247,646	246,655
CMOs and MBSs	23,269	22,977

	$574,752	$571,727

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	June 30, 2014

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$37,147	$572	$78,183	$2,707	$115,330	$3,279
CMO’s - residential	1,770	6	-	-	1,770	6
CMOs - commercial	-	-	906	69	906	69
GSEs	13,395	133	5,614	126	19,009	259
States and political subdivisions	34,752	482	102,168	2,560	136,920	3,042
Foreign governments	16,608	293	24,353	1,303	40,961	1,596
Total fixed maturities	103,672	1,486	211,224	6,765	314,896	8,251

Common stocks	2,400	76	-	-	2,400	76
Total equity securities	2,400	76	-	-	2,400	76

Total temporarily impaired
securities	$106,072	$1,562	$211,224	$6,765	$317,296	$8,327

Number of securities in an
unrealized loss position	49		67		116

	December 31, 2013

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$124,531	$5,340	$21,070	$2,127	$145,601	$7,467
CMO’s - residential	2,047	8	-	-	2,047	8
CMOs - commercial	-	-	593	382	593	382
U.S. Government obligations	493	6	-	-	493	6
GSEs	22,731	123	5,360	217	28,091	340
States and political subdivisions	149,704	7,312	32,983	2,065	182,687	9,377
Foreign governments	27,587	1,766	3,523	341	31,110	2,107
Redeemable preferred stocks	3,485	278	-	-	3,485	278
Total fixed maturities	330,578	14,833	63,529	5,132	394,107	19,965

Common stocks	2,589	70	-	-	2,589	70
Nonredeemable preferred stocks	2,625	34	-	-	2,625	34
Total equity securities	5,214	104	-	-	5,214	104

Total temporarily impaired
securities	$335,792	$14,937	$63,529	$5,132	$399,321	$20,069

Number of securities in an
unrealized loss position	126		27		153

Substantially all of the unrealized losses on fixed maturities available-for-sale at June 30, 2014 and December 31, 2013 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Net realized investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales of available-for-sale securities:
Fixed maturities	$3,882	$11,825	$6,068	$16,276
Preferred stocks	(5)	64	(5)	177
Total sales of available-for-sale securities	3,877	11,889	6,063	16,453

Sales of trading securities	25	349	30	385
Other gains (losses)	134	(415)	(575)	(654)
Total realized gains (losses)	4,036	11,823	5,518	16,184

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	483	(88)	552	170
Total unrealized gains (losses) on trading securities	483	(88)	552	170

Net realized investment gains (losses)	$4,519	$11,735	$6,070	$16,354

For the three months and six months ended June 30, 2014, proceeds from sales of available-for-sale securities were $127,977,000 and $225,527,000, respectively, and the Company realized gross gains of $3,999,000 and $6,604,000, respectively, and gross losses of $122,000  and $541,000, respectively, as a result of those sales. For the three months and six months ended June 30, 2013, proceeds from sales of available-for-sale securities were $374,651,000 and $471,010,000, respectively, and the Company realized gross gains of $14,104,000 and $18,736,000, respectively, and gross losses of $2,215,000 and $2,283,000, respectively, as a result of those sales.

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

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Balance at beginning of year	$473	$1,976	$473	$1,976
Additional credit losses for which an other-than-
temporary loss was previously recognized	-	-	-	-
Securities sold	-	(1,413)	-	(1,413)

Balance at end of period	$473	$563	$473	$563

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at both June 30, 2014 and December 31, 2013 consists of $335,000 related to CMO securities.

Note 4.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($6,000,000 at both June 30, 2014 and December 31, 2013), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At June 30, 2014 and December 31, 2013, the fair value of interest rate swap was $166,000 and $204,000, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 5 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$208,642	$-	$208,642
CMOs - residential	-	3,347	-	3,347
CMOs - commercial	-	-	906	906
US Government obligations	-	25,491	-	25,491
Agency MBS - residential	-	76	-	76
GSEs	-	19,672	-	19,672
States and political subdivisions	-	248,285	2,379	250,664
Foreign government obligations	-	58,731	-	58,731
Redeemable preferred stocks	4,198	-	-	4,198
Total fixed maturities	4,198	564,244	3,285	571,727

Equity securities available-for-sale:
Common stocks	8,848	-	-	8,848
Nonredeemable preferred stocks	4,114	-	-	4,114
Total equity securities	12,962	-	-	12,962

Trading securities - equities	11,600	-	-	11,600
Total trading securities	11,600	-	-	11,600

Total Financial Assets	$28,760	$564,244	$3,285	$596,289

FINANCIAL LIABILITIES:
Interest rate swap	$-	$166	$-	$166

	December 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$209,260	$-	$209,260
CMOs - residential	-	2,457	-	2,457
CMOs - commercial	-	-	593	593
US Government obligations	-	15,861	-	15,861
Agency MBS - residential	-	83	-	83
GSEs	-	28,148	-	28,148
States and political subdivisions	-	247,262	2,441	249,703
Foreign government obligations	-	32,350	-	32,350
Redeemable preferred stocks	3,832	-	-	3,832
Total fixed maturities	3,832	535,421	3,034	542,287

Equity securities available-for-sale:
Common stocks	7,775	-	-	7,775
Nonredeemable preferred stocks	4,028	-	-	4,028
Total equity securities	11,803	-	-	11,803

Trading securities - equities	7,125	-	-	7,125
Total trading securities	7,125	-	-	7,125

Total Financial Assets	$22,760	$535,421	$3,034	$561,215

FINANCIAL LIABILITIES:
Interest rate swap	$-	$204	$-	$204

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

There were no securities transferred between Level 1, Level 2 or Level 3 in 2014 or 2013. The following table presents the changes in fair value of our Level 3 financial instruments for the periods indicated (in thousands):

	Three Months Ended June 30, 2014
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$869	$2,410	$3,279

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	37	(15)	22

Repayments and amortization of fixed maturities	-	(16)	(16)

Balance at end of period	$906	$2,379	$3,285

	Three Months Ended June 30, 2013
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$9,755	$576	$2,529	$12,860

Gains (losses) included in earnings:
Net realized investment gains	3,145	-	-	3,145

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	(2,957)	(5)	(19)	(2,981)

Sales of securities	(5,286)	-	-	(5,286)
Repayments and amortization of fixed maturities	(287)	-	(9)	(296)

Balance at end of period	$4,370	$571	$2,501	$7,442

	Six Months Ended June 30, 2014
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$593	$2,441	$3,034

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	313	(31)	282

Repayments and amortization of fixed maturities	-	(31)	(31)

Balance at end of period	$906	$2,379	$3,285

	Six Months Ended June 30, 2013
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$14,053	$570	$2,558	$17,181

Gains (losses) included in earnings:
Net realized investment gains	4,635	-	-	4,635

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	(4,249)	1	(42)	(4,290)

Sales of securities	(9,320)	-	-	(9,320)
Repayments and amortization of fixed maturities	(749)	-	(15)	(764)

Balance at end of period	$4,370	$571	$2,501	$7,442

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	June 30, 2014		December 31, 2013
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$13,852	$11,062	$14,177	$11,328

FINANCIAL LIABILITIES:
Funds on deposit	$234,812	$234,863	$274,773	$274,826
Debt and junior subordinated
debt securities	$44,146	$44,146	$44,146	$44,146

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

Note 6.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $50,318,000 at June 30, 2014 and December 31, 2013.

The Company has net other intangible assets of $13,409,000 and $14,767,000 at June 30, 2014 and December 31, 2013, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization. The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	June 30, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$22,725	$17,293	$22,725	$15,935

	June 30,	December 31,
	2014	2013
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977

Amortization expense was $679,000 and $1,358,000 for the three months and six months ended June 30, 2014, respectively, and was $834,000 and $1,636,000 for the three months and six months ended June 30, 2013.

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

At June 30, 2014, AMIC had net operating loss carryforwards of approximately $264,769,000 for federal income tax purposes, expiring in varying amounts through the year 2028, with a significant portion expiring in 2020. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets was $10,052,000 and $10,689,000 at June 30, 2014 and December 31, 2013, respectively.

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

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended June 30, 2014
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(4,842)	$(112)	$(4,954)

Other comprehensive income (loss) before reclassifications	6,145	13	6,158
Amounts reclassified from accumulated OCI	(2,641)	-	(2,641)
Net other comprehensive income (loss)	3,504	13	3,517

Less: Other comprehensive income attributable
to noncontrolling interests	(82)	-	(82)

Ending balance	$(1,420)	$(99)	$(1,519)

	Three Months Ended June 30, 2013
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$13,831	$(204)	$13,627

Other comprehensive income (loss) before reclassifications	(9,992)	13	(9,979)
Amounts reclassified from accumulated OCI	(7,572)	-	(7,572)
Net other comprehensive income (loss)	(17,564)	13	(17,551)

Less: Other comprehensive loss attributable
to noncontrolling interests	465	-	465
Acquired from noncontrolling interests	-	-	-

Ending balance	$(3,268)	$(191)	$(3,459)

	Six Months Ended June 30, 2014
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(10,350)	$(122)	$(10,472)

Other comprehensive income (loss) before reclassifications	12,763	23	12,786
Amounts reclassified from accumulated OCI	(3,620)	-	(3,620)
Net other comprehensive income (loss)	9,143	23	9,166

Less: Other comprehensive income attributable
to noncontrolling interests	(213)	-	(213)

Ending balance	$(1,420)	$(99)	$(1,519)

	Six Months Ended June 30, 2013
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$15,231	$(218)	$15,013

Other comprehensive income (loss) before reclassifications	(8,544)	27	(8,517)
Amounts reclassified from accumulated OCI	(10,547)	-	(10,547)
Net other comprehensive income (loss)	(19,091)	27	(19,064)

Less: Other comprehensive loss attributable
to noncontrolling interests	556	-	556
Acquired from noncontrolling interests	36	-	36

Ending balance	$(3,268)	$(191)	$(3,459)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$4,009	$11,475	$5,486	$15,801

Income before income tax	4,009	11,475	5,486	15,801
Tax effect	1,368	3,903	1,866	5,254

Net income	$2,641	$7,572	$3,620	$10,547

Note 9.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans.

A)  IHC Share-Based Compensation Plans

Under the terms of IHC’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms are generally five years; and vesting periods are generally three years. The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. In addition to stock options, the Company has also granted restricted stock units, share appreciation rights (“SARs”) and share-based performance awards under the plans. Restricted share units are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Compensation costs for options and restricted share units are recognized over the stated vesting periods on a straight-line basis. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement.

At June 30, 2014, there were 376,186 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans  by award type for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
IHC’s Share-based Compensation Plan:
Stock options	$471	$77	$537	$90
Restricted stock units	23	14	42	27
SARs	158	279	77	379
Performance awards	-	-	-	(5)

Share-based compensation expense, pre-tax	652	370	656	491
Tax benefits	260	148	262	196

Share-based compensation expense, net	$392	$222	$394	$295

Stock Options

The Company’s stock option activity during 2014 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2013	616,858	$9.35
Expired	(2,178)	14.75
June 30, 2014	614,680	$9.33

In May 2014, option agreements affecting 15 employees were modified to extend the expirations of their terms from 2015 to 2017 and as a result, the Company recorded incremental compensation costs of $405,000.

The following table summarizes information regarding outstanding and exercisable options:

	June 30, 2014
	Outstanding	Exercisable

Number of options	614,680	532,180
Weighted average exercise price per share	$9.33	$9.23
Aggregate intrinsic value for all options (in thousands)	$2,949	$2,607
Weighted average contractual term remaining	2.8 years	2.7 years

As of June 30, 2014, the total unrecognized compensation expense related to non-vested stock options was $188,000, which is expected to be recognized over the remaining requisite weighted-average service period of.7 years.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2014:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2013	14,850	$10.60
Granted	7,425	13.27
Vested	(4,950)	10.53

June 30, 2014	17,325	$11.77

IHC granted 7,425 shares of restricted stock awards during each of the six months ended June 30, 2014 and 2013 with weighted average grant-date fair values of $13.27 and $11.66, respectively, per share. The total fair value of restricted stock that vested during each of the first six months of 2014 and 2013 was $68,000 and $37,000, respectively.

As of June 30, 2014, the total unrecognized compensation expense related to non-vested restricted stock unit awards was $173,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.9 years.

SARs

IHC had 250,150 and 251,800 of SAR awards outstanding at June 30, 2014 and December 31, 2013, respectively. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 are liabilities of $1,384,000 and $1,307,000, respectively, pertaining to SARs.

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

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
AMIC’s Share-based Compensation Plans:
Stock options	$16	$9	$27	$17

Share-based compensation expense, pre-tax	16	9	27	17
Tax benefits	5	3	10	6

Share-based compensation expense, net	$11	$6	$17	$11

Stock Options

AMIC’s stock option activity for the six months ended June 30, 2014 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2013	222,285	$11.46
Granted	13,334	10.80
Exercised	(6,667)	4.87
Expired	(62,336)	14.58
June 30, 2014	166,616	$10.50

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of June 30, 2014:

	June 30, 2014
	Outstanding	Exercisable

Number of options	166,616	144,393
Weighted average exercise price per share	$10.50	$10.69
Aggregate intrinsic value for all options (in thousands)	$385	$321
Weighted average contractual term remaining	3.69 years	2.79 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the six months ended June 30, 2014 and 2013 was $5.70 and $4.04 per share, respectfully.  The assumptions set forth in the table below were used to value the stock options granted during the six months ended June 30, 2014 and 2013:

	June 30,
	2014	2013

Weighted-average risk-free interest rate	2.72%	2.30%
Annual dividend rate per share	-	-
Weighted-average volatility factor of the Company's common stock	38.27%	45.00%
Weighted-average expected term of options	5 years	5 years

As of June 30, 2014, the total unrecognized compensation expense related to AMIC’s non-vested options was $108,000 which will be recognized over the remaining requisite service periods.

Note 10.

Supplemental Disclosures of Cash Flow Information

Net cash payments (receipts) for income taxes were $(2,763,000) and $(961,000) during the six months ended June 30, 2014 and 2013.

Cash payments for interest were $922,000 and $985,000 during the six months ended June 30, 2014 and 2013, respectively.

Note 11.

Commitments and Contingencies

On September 1, 2013, Madison National Life entered into an agreement with a former policyholder and accrued for a return of premium in connection with health insurance business written during 2007.  The agreement was entered into in response to a potential lawsuit. In April 2014, the Company fulfilled its obligation under the terms of the agreement with a payment of $1,541,000 representing return of premium reserves (net of recoveries). The Company terminated the MGU that produced this business in 2008.

Note 12.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2014	2013	2014	2013
Revenues:
Medical Stop-Loss	$45,499	$43,668	$93,087	$85,790
Fully Insured Health(A)	60,888	68,435	127,427	132,118
Group disability, life, annuities and DBL	16,716	16,369	33,143	30,843
Individual life, annuities and other	8,347	11,673	17,285	24,620
Corporate	50	20	79	57
	131,500	140,165	271,021	273,428
Net realized investment gains	4,519	11,735	6,070	16,354
Total revenues	$136,019	$151,900	$277,091	$289,782

Income before income taxes:
Medical Stop-Loss	$4,653	$3,416	$9,391	$6,432
Fully Insured Health(A)	47	191	1,955	(141)
Group disability, life, annuities and DBL	2,003	2,399	3,180	3,975
Individual life, annuities and other (B)	(2,111)	(9,549)	(3,220)	(9,167)
Corporate	(2,491)	(1,378)	(4,410)	(2,537)
	2,101	(4,921)	6,896	(1,438)
Net realized investment gains	4,519	11,735	6,070	16,354
Interest expense	(337)	(490)	(818)	(977)

Income before income taxes	$6,283	$6,324	$12,148	$13,939

(A)

The Fully Insured Health segment includes amortization of intangible assets. Total amortization expense was $492,000 and $607,000 for the three months ended June 30, 2014 and 2013, respectively, and was $984,000 and $1,209,000, respectively, for the six months ended June 30, 2014 and 2013. Amortization expense for the other segments is not material to their operating results.

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

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc., IHC Specialty Benefits, Inc. and IHC Carrier Solutions, Inc. IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes Medical Stop-Loss. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.   At June 30, 2014, the Company also owned approximately a 90% interest in American Independence Corp. ("AMIC").

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

The following is a summary of key performance information and events:

The results of operations for the three months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$136,019	$151,900	$277,091	$289,782
Expenses	129,736	145,576	264,943	275,843

Income before income taxes	6,283	6,324	12,148	13,939
Income taxes	2,403	2,166	4,263	4,741

Net income	3,880	4,158	7,885	9,198

Less: Income from noncontrolling interests in subsidiaries	(32)	(467)	(336)	(806)

Net income attributable to IHC	$3,848	$3,691	$7,549	$8,392

o

Net income of $.22 per share, diluted, for the three months ended June 30, 2014 compared to $.21 per share, diluted, for the same period in 2013. Net income of $.43 per share, diluted, for the six months ended June 30, 2014 compared to $.47 per share, diluted, for the same period in 2013.

o

Consolidated investment yields (on an annualized basis) of 3.3% and 3.4% for the three months and six months ended June 30, 2014 compared to 3.5% and 3.7% for the comparable period in 2013 and $6.1 million of net realized investment gains for the six months ended June 30, 2014 as compared to $16.4 million for the comparable period in 2013. A significant portion of the 2013 net realized investment gains resulted from sales of invested assets in connection with the transfer of assets in accordance with the  terms of a coinsurance agreement;

o

Book value of $16.18 per common share at June 30, 2014 compared to $15.22 at December 31, 2013.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $4.7 million for the second quarter of 2014 compared to $3.4 million in the same quarter in 2013, and reported income before taxes of $9.4 million for the first six months of 2014 compared to $6.4 million for the same period in 2013. The increase is largely a result of lower expense ratios in 2014, primarily due to lower commission expenses in 2014;

o

Premiums earned increased $1.3 million and $6.6 million for the three months and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. The increase in premiums earned is primarily due to increased volume of business produced by IHC Risk Solutions.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its U.S. GAAP Combined Ratios, is as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Premiums Earned	$43,790	$42,539	$89,376	$82,794
Insurance Benefits, Claims & Reserves	29,971	28,580	61,796	57,494
Expenses	10,170	11,556	20,452	21,229

Loss Ratio(A)	68.4%	67.2%	69.1%	69.5%
Expense Ratio (B)	23.2%	27.2%	22.9%	25.6%
Combined Ratio (C)	91.6%	94.4%	92.0%	95.1%

(A)

Loss represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

The Fully Insured Health segment reported break-even results for both the three months ended June 30, 2014 and 2013, and reported $2.0 million of income before taxes for the six months ended June 30, 2014 as compared to a pre-tax loss of $0.1 million for the comparable period in 2013.  The increase is primarily due to lower loss ratios in 2014;

o

Premiums earned decreased $4.9 million and $4.4 million for the three months and six months ended June 30, 2014 over the comparable periods in 2013. Premiums increased in the ancillary, pet and occupational accident lines of business as a result of higher volume, but these were more than offset by a decrease in premiums of $17.1 million and $28.9 million for the three months and six months as a result of the planned run-off of major medical health plans for individuals and families (“IMM”), which we exited in 2013, the run-off of the block of vision business in New York, and a decrease in small group major medical.

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Premiums Earned	$57,015	$61,852	$114,324	$118,751
Insurance Benefits, Claims & Reserves	38,137	43,780	75,558	83,458
Expenses	19,238	18,927	38,247	37,084

Loss Ratio	66.9%	70.8%	66.1%	70.3%
Expense Ratio	33.7%	30.6%	33.4%	31.2%
Combined Ratio	100.6%	101.4%	99.5%	101.5%

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

•

Income before taxes from the Group disability, life, annuities and DBL segment decreased $0.4 million and $0.8 million for the three months and six months ended June 30, 2014 compared to the same periods in 2013 primarily as a result of unusually good experience in the LTD business in 2013;

•

Losses before taxes from the Individual life, annuities and other segment decreased $7.4 million and $6.0 million for the three months and six months ended June 30, 2014 as compared to the same periods in 2013 primarily as a result of a $9.3 million write-off of deferred acquisition costs in connection with a coinsurance agreement during the second quarter of 2013;

•

Losses before tax from the Corporate segment increased $1.1 million and $1.9 million in the three months and six months ended June 30, 2014 over the same periods of 2013, primarily due to increases in employee compensation expenses that vary with changes in IHC’s book value; and

•

Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gross Direct and Assumed
Earned Premiums:	2014	2013	2014	2013

Medical Stop-Loss	$58,761	$50,416	$116,155	$98,511
Fully Insured Health	62,292	72,365	125,962	137,846
Group disability, life, annuities and DBL	26,717	26,041	53,068	50,416
Individual, life, annuities and other	6,622	8,808	13,640	16,361

	$154,392	$157,630	$308,825	$303,134

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Direct and Assumed
Earned Premiums:	2014	2013	2014	2013

Medical Stop-Loss	$43,790	$42,539	$89,376	$82,794
Fully Insured Health	57,015	61,852	114,324	118,751
Group disability, life, annuities and DBL	15,875	15,234	31,436	29,090
Individual, life, annuities and other	4,455	5,840	9,269	12,198

	$121,135	$125,465	$244,405	$242,833

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred

Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  During the six months ended June 30, 2014, there were no additions to or changes in the critical accounting policies disclosed in the 2013 Form 10-K except for the recently adopted accounting standards discussed in Note 1(D) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Information by business segment for the three months ended June 30, 2014 and 2013 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
June 30, 2014	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$43,790	998	711	29,971	-	10,875	$4,653
Fully Insured Health	57,015	649	3,224	38,137	57	22,647	47
Group disability,
life, annuities
and DBL	15,875	805	36	10,151	-	4,562	2,003
Individual life,
annuities and other	4,455	2,932	960	5,004	1,132	4,322	(2,111)
Corporate	-	50	-	-	-	2,541	(2,491)
Sub total	$121,135	$5,434	$4,931	$83,263	$1,189	$44,947	2,101

Net realized investment gains							4,519
Interest expense on debt							(337)
Income before income taxes							6,283
Income taxes							2,403
Net income							$3,880

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
June 30, 2013	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$42,539	1,130	(1)	28,580	-	11,672	$3,416
Fully Insured Health	61,852	497	6,086	43,780	5	24,459	191
Group disability,
life, annuities
and DBL	15,234	982	153	9,569	-	4,401	2,399
Individual life,
annuities and other	5,840	4,373	1,460	7,347	10,943	2,932	(9,549)
Corporate	-	20	-	-	-	1,398	(1,378)
Sub total	$125,465	$7,002	$7,698	$89,276	$10,948	$44,862	(4,921)

Net realized investment gains							11,735
Interest expense on debt							(490)
Income before income taxes							6,324
Income taxes							2,166
Net income							$4,158

Premiums Earned

In the second quarter of 2014, premiums earned decreased $4.4 million over the comparable period of 2013. The decrease is primarily due to: (i) a $1.3 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; (ii) a $0.6 million increase in the Group disability, life, annuities and DBL segment primarily due to increased premiums from the DBL line; and partially offset by (ii) a decrease of $4.9 million in earned premiums from the Fully Insured Health segment as a result of increases in the ancillary lines (primarily short-term medical and fixed indemnity limited benefit), pet, international and occupational accident lines of business as a result of higher volume, but which were more than offset by a decrease of $17.1 million in premiums from exiting the IMM line and the New York vision block and from a decrease in the small group major medical line; and (iv) a decrease of $1.4 million of earned premiums in the Individual life, annuities and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013.

Net Investment Income

Total net investment income decreased $1.6 million.  The overall annualized investment yields were 3.3% and 3.5% in the second quarter of 2014 and 2013, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $215.1 million of invested assets in the second quarter of 2013 related to a coinsurance treaty. The annualized investment yields on bonds, equities and short-term investments were 3.1% and 3.5% in the second quarter of 2014 and 2013, respectively. IHC has approximately $135.1 million in highly rated shorter duration securities earning on average 1.3%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $4.5 million in 2014 compared to $11.7 million in 2013. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. A significant portion of the net realized investment gains in 2013 resulted from sales of invested assets in connection with the transfer of assets, during the second quarter of 2013, in accordance with the terms of a coinsurance agreement.

Fee Income and Other Income

Fee income decreased $2.1 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013 primarily as a result of decreased volume in certain lines of the Fully Insured Health segment.

Other income decreased $0.7 million in the second quarter of 2014 compared to the same period in 2013.

Insurance Benefits, Claims and Reserves

In the second quarter of 2014, insurance benefits, claims and reserves decreased $6.0 million over the comparable period in 2013. The decrease is primarily attributable to: (i) a decrease of $5.7 million in the Fully Insured Health segment, primarily due to a decrease of $13.8 million in benefits, claims and reserves related to the run-off of the IMM and the New York vision block and from  lower loss ratios in 2014; partially offset by increases in the volume of ancillary products, pet, international and occupational accident lines of business; (ii) a decrease of $2.3 million in the Individual life, annuity and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013; partially offset by (iii) an increase of $1.4 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume; and (iv) an increase of $0.6 million in the group disability, life, annuities and DBL segment, primarily due to an increase in the LTD line as a result of higher loss ratios in 2014.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses remained flat with prior year. Changes among the segments include: (i) a decrease of $1.9 million in the Fully Insured Health segment largely due to the run-off of the IMM and the New York vision block partially offset by increases in general expenses as a result of the higher volume of ancillary, pet and occupational accident business in 2014, which tends to have a higher expense structure than major medical and includes the new health insurance tax in 2014; (ii) a decrease of $0.8 million in the Medical Stop-Loss segment as a result of lower commission expenses; offset by (iii) an increase of $0.2 million in the group disability, life, annuities and DBL segment due to increased volume in the DBL line; (iv) an increase of $1.4 million in Individual life, annuity and other segment primarily due to the amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies; and (v) an increase of $1.1 million in Corporate primarily due to employee compensation expenses that vary with changes in IHC’s book value.

Income Taxes

The effective tax rate for the three months ended June 30, 2014 and 2013 was 38.2% and 34.3%, respectively.  The higher effective tax rate in 2014 was primarily due to the mandated health insurance tax, partially offset by higher benefits from tax-advantaged securities and lower jurisdictional taxes as a percentage of income in 2014 compared to the same period in 2013.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Information by business segment for the six months ended June 30, 2014 and 2013 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
June 30, 2014	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$89,376	2,213	1,498	61,796	-	21,900	$9,391
Fully Insured Health	114,324	1,295	11,808	75,558	269	49,645	1,955
Group disability,
life, annuities
and DBL	31,436	1,639	68	20,786	-	9,177	3,180
Individual life,
annuities and other	9,269	6,009	2,007	10,432	2,202	7,871	(3,220)
Corporate	-	79	-	-	-	4,489	(4,410)
Sub total	$244,405	$11,235	$15,381	$168,572	$2,471	$93,082	6,896

Net realized investment gains							6,070
Interest expense on debt							(818)
Income from operations before income taxes							12,148
Income taxes							4,263
Net income							$7,885

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
June 30, 2013	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$82,794	2,700	296	57,494	-	21,864	$6,432
Fully Insured Health	118,751	1,017	12,350	83,458	10	48,791	(141)
Group disability,
life, annuities
and DBL	29,090	1,578	175	18,534	-	8,334	3,975
Individual life,
annuities and other	12,198	9,651	2,771	15,250	12,378	6,159	(9,167)
Corporate	-	57	-	-	-	2,594	(2,537)
Sub total	$242,833	$15,003	$15,592	$174,736	$12,388	$87,742	(1,438)

Net realized investment gains							16,354
Interest expense on debt							(977)
Income from operations before income taxes							13,939
Income taxes							4,741
Net income							$9,198

Premiums Earned

In the first six months of 2014, premiums earned increased $1.6 million over the comparable period of 2013. The increase is primarily due to: (i) a $6.6 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; and (ii) a $2.3 million increase in the Group disability, life, annuities and DBL segment primarily due to increased premiums from the DBL line; partially offset by (iii) a decrease of $4.4 million in earned premiums from the Fully Insured Health segment as a result of increases in the ancillary lines (primarily short-term medical and fixed indemnity limited benefit), pet, international and occupational accident lines of business as a result of higher volume, but which were more than offset by decreases of $28.9 million in premiums from exiting the IMM line and the New York vision block and from a decrease in the small group major medical line); and (iv) a decrease of $2.9 million of earned premiums in the Individual life, annuities and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013.

Net Investment Income

Total net investment income decreased $3.8 million.  The overall annualized investment yields were 3.4% and 3.7% in the first six months of 2014 and 2013, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $215.1 million of invested assets in the second quarter of 2013 related to a coinsurance treaty. The annualized investment yields on bonds, equities and short-term investments were 3.3% and 3.5% in the first six months of 2014 and 2013, respectively. IHC has approximately $135.1 million in highly rated shorter duration securities earning on average 1.3%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $6.1 million in 2014 compared to $16.4 million in 2013. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. A significant portion of the net realized investment gains in 2013 resulted from sales of invested assets in connection with the transfer of assets, during the second quarter, in accordance with the terms of a coinsurance agreement.

Fee Income and Other Income

Fee income increased $0.6 million for the six-month period ended June 30, 2014 compared to the same period ended June 30, 2013 primarily as a result of increased volume in the Medical Stop-Loss segment offset by decreased volume in certain lines of the Fully Insured Health segment.

Other income decreased $0.8 million for the six-month period ended June 30, 2014 compared to the same period in 2013.

Insurance Benefits, Claims and Reserves

In the first six months of 2014, insurance benefits, claims and reserves decreased $6.1 million over the comparable period in 2013. The decrease is primarily attributable to: (i) a decrease of $7.9 million in the Fully Insured Health segment, primarily due to a decrease of $22.4 million in benefits, claims and reserves related to the run-off of the IMM and the New York vision block and from lower loss ratios in 2014; partially offset by increases in the volume of ancillary products, pet insurance and occupational accident business; (ii) a decrease of $4.8 million in the Individual life, annuity and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013;

partially offset by (iii) an increase of $4.3 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume; and (iv) an increase of $2.3 million in the group disability, life, annuities and DBL segment primarily due to increases in the DBL line of $0.8 million as a result of increased volume and $1.3 million in the LTD line as a result of higher loss ratios in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.4 million. The increase is primarily due to: (i) an increase of $0.9 million in the Fully Insured Health segment largely due to general expenses as a result of the higher volume of ancillary, pet and occupational accident business in 2014, which tends to have a higher expense structure than major medical and includes the new health insurance tax in 2014; (ii) an increase of $0.9 million in the group disability, life, annuities and DBL segment due to increased volume in the DBL line; (iv) an increase of $1.7 million in Individual life, annuity and other segment primarily due to the amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies; and (v) an increase of $1.9 million in Corporate primarily due to employee compensation expenses that vary with changes in IHC’s book value.

Income Taxes

The effective tax rate for the six months ended June 30, 2014 and 2013 was 35.1% and 34.0%, respectively.  The higher effective tax rate in 2014 was primarily due to the mandated health insurance tax, partially offset by higher benefits from tax-advantaged securities and lower jurisdictional taxes as a percentage of income in 2014 compared to the same period in 2013.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group declared and paid $10.0 million of dividends to Corporate during the six months ended June 30, 2014. No dividends were declared or paid by the Insurance Group in the first six months of 2013.

Cash Flows

The Company had $26.6 million and $24.2 million of cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively.

For the six months ended June 30, 2014, operating activities of the Company provided $7.4 million of cash, the settlement of investment activities provided $0.4 million and the settlement of financing activities utilized $5.4 million of cash. Financing activities include $2.8 million used for the settlement of treasury share purchases during the period and $0.6 million for the payment of dividends.

The Company has $517.0 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2014, cash received from the maturities and other repayments of fixed maturities was $28.0 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $293.8 million at June 30, 2014 compared to $343.1 million at December 31, 2013. The decrease in the net reinsurance balance is primarily due to the assumption of ceded life and annuity reserves by an unaffiliated reinsurer. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2014.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	June 30,	December 31,
	2014	2013

Medical Stop-Loss	$75,480	$72,307
Fully Insured Health	47,530	56,848
Group Disability	104,123	101,582
Individual A&H and Other	6,859	7,017

	$233,992	$237,754

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

The liabilities for future policy benefits and funds on deposit have decreased since December 31, 2013 primarily as a result of an assumption agreement with an unaffiliated reinsurer to assume previously ceded life and annuity reserves.

The $13.6 million increase in IHC’s stockholders' equity in the first six months of 2014 is primarily due to $7.5 million of net income attributable to IHC and $9.0 million of other comprehensive income attributable to IHC, partially offset by $2.9 million of treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $8.3 million at June 30, 2014, approximately 99.8% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2014, approximately 0.2% (or $0.9 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any non-performing fixed maturities at June 30, 2014.

The Company reviews its investments regularly and monitors its investments continually for impairments. There were no securities with fair values less than 80% of their amortized cost at June 30, 2014 and the Company did not record any other-than-temporary impairment losses in the six months ended June 30, 2014 or 2013.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2014. In 2014, the Company recorded $18.7 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2014, is not materially different from that reported in the schedule of such obligations at December 31, 2013 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For 2014, we anticipate:

•

Continued growth in our medical stop-loss segment as the demand for this product continues to grow and Risk Solutions continues to build its reputation as a direct writer and provider of captive solutions;

•

Continued significant decrease in individual major medical premiums in 2014 as we have exited this line of business, however, we had negative underwriting results on this line of business in 2013 so less premium may improve our underwriting margins although generate decreases in administrative revenues;

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

•

Increasing sales of short-term, fixed indemnity limited benefit and supplemental health products, such as dental, accidental medical, gap and critical illness products;

•

Significant growth in non-subscriber occupational accident insurance in Texas;

•

Increasing sales in our DBL line of business; and

•

Continued focus on administrative efficiencies.

The Company will remain highly liquid in 2014 as a result of the continuing shorter duration of the portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for 2014. IHC has approximately $135.1 million in highly rated shorter maturity securities earning on average 1.3%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2014 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2013 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In March 2013, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. As of June 30, 2014, 50,915 shares were still authorized to be repurchased under the plan and, in August 2014, the Board of Directors authorized the repurchase of an additional 500,000 shares of IHC’s common stock. Share repurchases during the second quarter of 2014 are summarized as follows:

2014
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	70,148	$13.79	98,073
May	28,926	$13.34	69,147
June	18,232	$13.94	50,915

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

August 8, 2014

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

August 8, 2014

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer