Form 10-Q
period 2014-09-30
INDEPENDENCE HOLDING CO
filed 2014-11-07
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 3, 2014
Common stock, $ 1.00 par value	17,371,040 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	16,413	22,594
Trading securities	11,370	7,125
Fixed maturities, available-for-sale	566,612	542,287
Equity securities, available-for-sale	13,121	11,803
Other investments	26,406	25,123
Total investments	633,972	608,982

Cash and cash equivalents	18,215	24,229
Deferred acquisition costs	30,302	29,777
Due and unpaid premiums	61,820	59,435
Due from reinsurers	280,023	380,229
Premium and claim funds	39,509	37,353
Goodwill	50,318	50,318
Other assets	54,244	78,712

TOTAL ASSETS	$1,168,403	$1,269,035

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims	$227,877	$237,754
Future policy benefits	277,878	287,449
Funds on deposit	194,140	274,826
Unearned premiums	8,731	12,423
Other policyholders' funds	19,244	25,129
Due to reinsurers	37,999	37,113
Accounts payable, accruals and other liabilities	66,274	71,889
Debt	4,000	6,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	874,289	990,729

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,531,158 and 18,523,733 shares issued; 17,371,040 and
17,660,390 shares outstanding	18,531	18,524
Paid-in capital	126,999	126,239
Accumulated other comprehensive loss	(3,195)	(10,472)
Treasury stock, at cost; 1,160,118 and 863,343 shares	(12,141)	(8,169)
Retained earnings	154,256	142,669

TOTAL IHC STOCKHOLDERS’ EQUITY	284,450	268,791
NONCONTROLLING INTERESTS IN SUBSIDIARIES	9,664	9,515

TOTAL EQUITY	294,114	278,306

TOTAL LIABILITIES AND EQUITY	$1,168,403	$1,269,035

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Premiums earned	$117,705	$125,174	$362,110	$368,007
Net investment income	5,439	6,841	16,674	21,844
Fee income	4,813	6,290	18,013	18,871
Other income	951	922	3,132	3,933
Net realized investment gains	844	2,417	6,914	18,771

	129,752	141,644	406,843	431,426
EXPENSES:
Insurance benefits, claims and reserves	74,916	88,177	243,488	262,913
Selling, general and administrative expenses	44,916	45,597	137,998	133,339
Amortization of deferred acquisitions costs	1,416	1,404	3,887	13,792
Interest expense on debt	539	470	1,357	1,447

	121,787	135,648	386,730	411,491

Income before income taxes	7,965	5,996	20,113	19,935
Income taxes	3,141	2,080	7,404	6,821

Net income	4,824	3,916	12,709	13,114
Less: Income from noncontrolling interests in subsidiaries	(114)	(277)	(450)	(1,083)

NET INCOME ATTRIBUTABLE TO IHC	$4,710	$3,639	$12,259	$12,031

Basic income per common share	$.27	$.21	$.70	$.68

WEIGHTED AVERAGE SHARES OUTSTANDING	17,410	17,683	17,505	17,784

Diluted income per common share	$.27	$.21	$.69	$.67

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,578	17,735	17,665	17,890

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$4,824	$3,916	$12,709	$13,114
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(2,348)	(3,969)	10,672	(31,965)
Tax expense (benefit) on unrealized gains (losses) on available-for-sale
securities	(550)	(1,454)	3,327	(10,359)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(1,798)	(2,515)	7,345	(21,606)

Cash flow hedge:
Unrealized gains on cash flow hedge, pre-tax	69	97	107	142
Tax expense on unrealized gains on cash flow hedge	28	39	43	57
Unrealized gains on cash flow hedge, net of taxes	41	58	64	85

Other comprehensive income (loss), net of tax	(1,757)	(2,457)	7,409	(21,521)

COMPREHENSIVE INCOME (LOSS), NET OF TAX	3,067	1,459	20,118	(8,407)

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(114)	(277)	(450)	(1,083)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (gain) loss on available-for-sale securities, net of tax	81	(6)	(132)	550
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	81	(6)	(132)	550

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(33)	(283)	(582)	(533)

COMPREHENSIVE INCOME (LOSS), NET OF TAX,
ATTRIBUTABLE TO IHC	$3,034	$1,176	$19,536	$(8,940)

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2014 (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2013	$18,524	$126,239	$(10,472)	$(8,169)	$142,669	$268,791	$9,515	$278,306

Net income					12,259	12,259	450	12,709
Other comprehensive
income, net of tax			7,277			7,277	132	7,409
Repurchases of common stock				(3,972)		(3,972)	-	(3,972)
Common stock dividend
($.035 per share)					(613)	(613)	-	(613)
Share-based compensation
expenses and related
tax benefits	7	669				676	-	676
Distributions to noncontrolling
interests						-	(472)	(472)
Other capital transactions		91			(59)	32	39	71

BALANCE AT
SEPTEMBER 30, 2014	$18,531	$126,999	$(3,195)	$(12,141)	$154,256	$284,450	$9,664	$294,114

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$12,709	$13,114
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	3,887	13,792
Net realized investment gains	(6,914)	(18,771)
Equity income from equity method investments	(1,030)	(2,150)
Depreciation and amortization	2,971	3,483
Share-based compensation expenses	594	956
Deferred tax expense	4,146	3,891
Other	6,605	3,689
Changes in assets and liabilities:
Net purchases of trading securities	(4,501)	1,747
Change in insurance liabilities	(106,540)	27,441
Additions to deferred acquisition costs	(4,551)	(4,382)
Change in amounts due from reinsurers	100,206	(210,922)
Change in premium and claim funds	(2,156)	(199)
Change in current income tax liability	5,110	2,761
Change in due and unpaid premiums	(2,385)	(8,913)
Change in other assets	3,842	(196)
Change in other liabilities	(6,344)	1,326

Net change in cash from operating activities	5,649	(173,333)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net sales (purchases) of securities under resale and repurchase agreements	6,181	(80)
Sales of equity securities	288	10,029
Purchases of equity securities	(1,228)	-
Sales of fixed maturities	295,964	518,399
Maturities and other repayments of fixed maturities	32,993	44,692
Purchases of fixed maturities	(338,639)	(413,937)
Other investing activities	2,681	16,724

Net change in cash from investing activities	(1,760)	175,827

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(3,953)	(2,898)
Cash paid in acquisitions of noncontrolling interests	-	(1,199)
Withdrawals of investment-type insurance contracts	(2,286)	(2,342)
Repayment of debt	(2,000)	(2,000)
Dividends paid	(1,233)	(620)
Proceeds from exercise of stock options	-	400
Other financing activities	(431)	(945)

Net change in cash from financing activities	(9,903)	(9,604)

Net change in cash and cash equivalents	(6,014)	(7,110)
Cash and cash equivalents, beginning of year	24,229	23,945

Cash and cash equivalents, end of period	$18,215	$16,835

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 52.7% of IHC's outstanding common stock at September 30, 2014.

(B)

Consolidation

American Independence Corp.

The Company owned approximately 90% of the outstanding common stock of American Independence Corp. ("AMIC") at both September 30, 2014 and December 31, 2013. AMIC is an insurance holding company engaged in the insurance and reinsurance business.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results to be anticipated for the entire year.

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

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update became effective January 1, 2014 and in accordance with the provisions, IHC recorded the estimated gross liability for the mandated fees payable to the Federal Government of $1,500,000 and the corresponding deferred cost in the first quarter of 2014. The amounts were recorded in accounts payable, accruals and other liabilities and in other assets, respectively, on the Condensed Consolidated Balance Sheet. The deferred asset is being amortized ratably over the calendar year to selling, general and administrative expense in the Condensed Consolidated Statement of Income. Upon final assessment in June 2014, the Company increased its gross liability for the mandated fees payable to the Federal Government to $1,816,000.

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

Note 2.

Income Per Common Share

Diluted earnings per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards,  amounting to 168,000 and 160,000 shares for the three months and nine months ended September 30, 2014, respectively, and 52,000 and 106,000 shares for the three months and nine months ended September 30, 2013, respectively.

Note  3.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	September 30, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$244,113	$410	$(4,692)	$239,831
CMOs - residential (1)	3,158	20	(13)	3,165
CMOs - commercial	975	-	(51)	924
U.S. Government obligations	22,760	25	-	22,785
Agency MBS - residential (2)	69	3	-	72
GSEs (3)	16,505	12	(150)	16,367
States and political subdivisions	234,610	2,560	(3,017)	234,153
Foreign government obligations	45,724	168	(694)	45,198
Redeemable preferred stocks	4,036	100	(19)	4,117

Total fixed maturities	$571,950	$3,298	$(8,636)	$566,612

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$8,452	$700	$(145)	$9,007
Nonredeemable preferred stocks	4,004	113	(3)	4,114

Total equity securities	$12,456	$813	$(148)	$13,121

	December 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$215,412	$1,315	$(7,467)	$209,260
CMOs - residential (1)	2,457	8	(8)	2,457
CMOs - commercial	975	-	(382)	593
U.S. Government obligations	15,596	271	(6)	15,861
Agency MBS - residential (2)	79	4	-	83
GSEs (3)	28,484	4	(340)	28,148
States and political subdivisions	256,645	2,435	(9,377)	249,703
Foreign government obligations	34,437	20	(2,107)	32,350
Redeemable preferred stocks	4,036	74	(278)	3,832

Total fixed maturities	$558,121	$4,131	$(19,965)	$542,287

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$7,517	$328	$(70)	$7,775
Nonredeemable preferred stocks	4,004	58	(34)	4,028

Total equity securities	$11,521	$386	$(104)	$11,803

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2014, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$15,306	$15,162
Due after one year through five years	87,574	87,064
Due after five years through ten years	219,861	217,224
Due after ten years	229,530	227,660
CMOs and MBSs	19,679	19,502

	$571,950	$566,612

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	September 30, 2014

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$107,877	$1,754	$83,832	$2,938	$191,709	$4,692
CMO’s - residential	1,657	13	-	-	1,657	13
CMOs - commercial	-	-	924	51	924	51
GSEs	9,164	80	2,516	70	11,680	150
States and political subdivisions	59,372	627	95,235	2,390	154,607	3,017
Foreign government obligations	21,238	187	18,499	507	39,737	694
Redeemable preferred stocks	3,743	19	-	-	3,743	19
Total fixed maturities	203,051	2,680	201,006	5,956	404,057	8,636

Common stocks	2,610	145	-	-	2,610	145
Nonredeemable preferred stocks	1,407	3	-	-	1,407	3
Total equity securities	4,017	148	-	-	4,017	148

Total temporarily impaired
securities	$207,068	$2,828	$201,006	$5,956	$408,074	$8,784

Number of securities in an
unrealized loss position	76		65		141

	December 31, 2013

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$124,531	$5,340	$21,070	$2,127	$145,601	$7,467
CMO’s - residential	2,047	8	-	-	2,047	8
CMOs - commercial	-	-	593	382	593	382
U.S. Government obligations	493	6	-	-	493	6
GSEs	22,731	123	5,360	217	28,091	340
States and political subdivisions	149,704	7,312	32,983	2,065	182,687	9,377
Foreign government obligations	27,587	1,766	3,523	341	31,110	2,107
Redeemable preferred stocks	3,485	278	-	-	3,485	278
Total fixed maturities	330,578	14,833	63,529	5,132	394,107	19,965

Common stocks	2,589	70	-	-	2,589	70
Nonredeemable preferred stocks	2,625	34	-	-	2,625	34
Total equity securities	5,214	104	-	-	5,214	104

Total temporarily impaired
securities	$335,792	$14,937	$63,529	$5,132	$399,321	$20,069

Number of securities in an
unrealized loss position	126		27		153

Substantially all of the unrealized losses on fixed maturities available-for-sale at September 30, 2014 and December 31, 2013 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Net realized investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales of available-for-sale securities:
Fixed maturities	$1,641	$2,045	$7,709	$18,321
Preferred stocks	-	-	(5)	177
Total sales of available-for-sale securities	1,641	2,045	7,704	18,498

Sales of trading securities	321	744	351	1,129
Other gains (losses)	(108)	(199)	(683)	(853)
Total realized gains (losses)	1,854	2,590	7,372	18,774

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(1,010)	(173)	(458)	(3)
Total unrealized gains (losses) on trading securities	(1,010)	(173)	(458)	(3)

Net realized investment gains (losses)	$844	$2,417	$6,914	$18,771

For the three months and nine months ended September 30, 2014, proceeds from sales of available-for-sale securities were $71,845,000 and $297,372,000, respectively, and the Company realized gross gains of $1,794,000 and $8,398,000, respectively, and gross losses of $153,000  and $694,000, respectively, as a result of those sales. For the three months and nine months ended September 30, 2013, proceeds from sales of available-for-sale securities were $57,418,000 and $528,428,000, respectively, and the Company realized gross gains of $2,324,000 and $21,060,000, respectively, and gross losses of $279,000 and $2,562,000, respectively, as a result of those sales.

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

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Balance at beginning of year	$473	$563	$473	$1,976
Additional credit losses for which an other-than-
temporary loss was previously recognized	-	-	-	-
Securities sold	-	-	-	(1,413)

Balance at end of period	$473	$563	$473	$563

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at both September 30, 2014 and December 31, 2013 consists of $335,000 related to CMO securities.

Note 4.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($4,000,000 and $6,000,000 at September 30, 2014 and December 31, 2013, repectively), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At September 30, 2014 and December 31, 2013, the fair value of interest rate swap was $97,000 and $204,000, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 5 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$239,831	$-	$239,831
CMOs - residential	-	3,165	-	3,165
CMOs - commercial	-	-	924	924
US Government obligations	-	22,785	-	22,785
Agency MBS - residential	-	72	-	72
GSEs	-	16,367	-	16,367
States and political subdivisions	-	231,806	2,347	234,153
Foreign government obligations	-	45,198	-	45,198
Redeemable preferred stocks	4,117	-	-	4,117
Total fixed maturities	4,117	559,224	3,271	566,612

Equity securities available-for-sale:
Common stocks	9,007	-	-	9,007
Nonredeemable preferred stocks	4,114	-	-	4,114
Total equity securities	13,121	-	-	13,121

Trading securities - equities	11,370	-	-	11,370
Total trading securities	11,370	-	-	11,370

Total Financial Assets	$28,608	$559,224	$3,271	$591,103

FINANCIAL LIABILITIES:
Interest rate swap	$-	$97	$-	$97

	December 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$209,260	$-	$209,260
CMOs - residential	-	2,457	-	2,457
CMOs - commercial	-	-	593	593
US Government obligations	-	15,861	-	15,861
Agency MBS - residential	-	83	-	83
GSEs	-	28,148	-	28,148
States and political subdivisions	-	247,262	2,441	249,703
Foreign government obligations	-	32,350	-	32,350
Redeemable preferred stocks	3,832	-	-	3,832
Total fixed maturities	3,832	535,421	3,034	542,287

Equity securities available-for-sale:
Common stocks	7,775	-	-	7,775
Nonredeemable preferred stocks	4,028	-	-	4,028
Total equity securities	11,803	-	-	11,803

Trading securities - equities	7,125	-	-	7,125
Total trading securities	7,125	-	-	7,125

Total Financial Assets	$22,760	$535,421	$3,034	$561,215

FINANCIAL LIABILITIES:
Interest rate swap	$-	$204	$-	$204

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

There were no securities transferred between Level 1, Level 2 or Level 3 in 2014 or 2013. The following table presents the changes in fair value of our Level 3 financial instruments for the periods indicated (in thousands):

	Three Months Ended September 30, 2014
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$906	$2,379	$3,285

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	18	(14)	4

Repayments and amortization of fixed maturities	-	(18)	(18)

Balance at end of period	$924	$2,347	$3,271

	Three Months Ended September 30, 2013
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$4,370	$571	$2,501	$7,442

Gains (losses) included in earnings:
Net realized investment gains	1,882	-	-	1,882

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	(2,140)	1	(18)	(2,157)

Sales of securities	(2,343)	-	-	(2,343)
Repayments and amortization of fixed maturities	(220)	-	(10)	(230)

Balance at end of period	$1,549	$572	$2,473	$4,594

	Nine Months Ended September 30, 2014
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$593	$2,441	$3,034

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	331	(45)	286

Repayments and amortization of fixed maturities	-	(49)	(49)

Balance at end of period	$924	$2,347	$3,271

	Nine Months Ended September 30, 2013
	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Beginning balance	$14,053	$570	$2,558	$17,181

Gains (losses) included in earnings:
Net realized investment gains	6,517	-	-	6,517

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	(6,389)	2	(60)	(6,447)

Sales of securities	(11,663)	-	-	(11,663)
Repayments and amortization of fixed maturities	(969)	-	(25)	(994)

Balance at end of period	$1,549	$572	$2,473	$4,594

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	September 30, 2014		December 31, 2013
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$13,369	$10,680	$14,177	$11,328

FINANCIAL LIABILITIES:
Funds on deposit	$194,091	$194,140	$274,773	$274,826
Debt and junior subordinated
debt securities	$42,146	$42,146	$44,146	$44,146

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

Note 6.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $50,318,000 at September 30, 2014 and December 31, 2013.

The Company has net other intangible assets of $12,756,000 and $14,767,000 at September 30, 2014 and December 31, 2013, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization. The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	September 30, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$22,725	$17,946	$22,725	$15,935

	September 30,	December 31,
	2014	2013
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977

Amortization expense was $653,000 and $2,011,000 for the three months and nine months ended September 30, 2014, respectively, and was $807,000 and $2,443,000 for the three months and nine months ended September 30, 2013.

Note 7.

Debt

In July 2014, the Company made a $2,000,000 principal debt repayment in accordance with the terms of its amortizing term note.

Note 8.

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

At September 30, 2014, AMIC had net operating loss carryforwards of approximately $261,691,000 for federal income tax purposes, expiring in varying amounts through the year 2028, with a significant portion expiring in 2020. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets was $8,857,000 and $10,689,000 at September 30, 2014 and December 31, 2013, respectively.

Note 9.

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

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended September 30, 2014
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(1,420)	$(99)	$(1,519)

Other comprehensive income (loss) before reclassifications	(587)	41	(546)
Amounts reclassified from accumulated OCI	(1,211)	-	(1,211)
Net other comprehensive income (loss)	(1,798)	41	(1,757)

Other comprehensive (income) loss attributable
to noncontrolling interests	81	-	81

Ending balance	$(3,137)	$(58)	$(3,195)

	Three Months Ended September 30, 2013
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(3,268)	$(191)	$(3,459)

Other comprehensive income (loss) before reclassifications	(1,364)	58	(1,306)
Amounts reclassified from accumulated OCI	(1,151)	-	(1,151)
Net other comprehensive income (loss)	(2,515)	58	(2,457)

Other comprehensive (income) loss attributable
to noncontrolling interests	(6)	-	(6)

Ending balance	$(5,789)	$(133)	$(5,922)

	Nine Months Ended September 30, 2014
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(10,350)	$(122)	$(10,472)

Other comprehensive income (loss) before reclassifications	12,177	64	12,241
Amounts reclassified from accumulated OCI	(4,832)	-	(4,832)
Net other comprehensive income (loss)	7,345	64	7,409

Other comprehensive (income) loss attributable
to noncontrolling interests	(132)	-	(132)

Ending balance	$(3,137)	$(58)	$(3,195)

	Nine Months Ended September 30, 2013
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$15,231	$(218)	$15,013

Other comprehensive income (loss) before reclassifications	(9,908)	85	(9,823)
Amounts reclassified from accumulated OCI	(11,698)	-	(11,698)
Net other comprehensive income (loss)	(21,606)	85	(21,521)

Other comprehensive (income) loss attributable
to noncontrolling interests	550	-	550
Acquired from noncontrolling interests	36	-	36

Ending balance	$(5,789)	$(133)	$(5,922)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$1,535	$1,846	$7,022	$17,647

Income before income tax	1,535	1,846	7,022	17,647
Tax effect	324	695	2,190	5,949

Net income	$1,211	$1,151	$4,832	$11,698

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

At September 30, 2014, there were 377,286 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans  by award type for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
IHC’s Share-based Compensation Plan:
Stock options	$66	$53	$603	$143
Restricted stock units	22	20	64	47
SARs	(190)	363	(113)	741
Performance awards	-	-	-	(5)

Share-based compensation expense, pre-tax	(102)	436	554	926
Tax benefits	(41)	174	221	369

Share-based compensation expense, net	$(61)	$262	$333	$557

Stock Options

The Company’s stock option activity during 2014 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2013	616,858	$9.35
Expired	(2,178)	14.75
September 30, 2014	614,680	$9.33

In May 2014, option agreements affecting 15employees were modified to extend the expirations of their terms from 2015 to 2017 and as a result, the Company recorded incremental compensation costs of $405,000.

The following table summarizes information regarding outstanding and exercisable options:

	September 30, 2014
	Outstanding	Exercisable

Number of options	614,680	532,180
Weighted average exercise price per share	$9.33	$9.23
Aggregate intrinsic value for all options (in thousands)	$2,469	$2,192
Weighted average contractual term remaining	2.6 years	2.4 years

As of September 30, 2014, the total unrecognized compensation expense related to non-vested stock options was $121,000, which is expected to be recognized over the remaining requisite weighted-average service period of.5 years.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2014:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2013	14,850	$10.60
Granted	7,425	13.27
Vested	(7,425)	10.30

September 30, 2014	14,850	$12.09

IHC granted 7,425 shares of restricted stock awards during each of the nine months ended September 30, 2014 and 2013 with weighted average grant-date fair values of $13.27 and $11.66, respectively, per share. The total fair value of restricted stock that vested during each of the first nine months of 2014 and 2013 was $103,000 and $69,000, respectively.

As of September 30, 2014, the total unrecognized compensation expense related to non-vested restricted stock unit awards was $152,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.0 years.

SARs

IHC had 247,950 and 251,800 of SAR awards outstanding at September 30, 2014 and December 31, 2013, respectively. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 are liabilities of $1,189,000 and $1,307,000, respectively, pertaining to SARs.

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

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
AMIC’s Share-based Compensation Plans:
Stock options	$13	$13	$40	$30

Share-based compensation expense, pre-tax	13	13	40	30
Tax benefits	4	4	14	10

Share-based compensation expense, net	$9	$9	$26	$20

Stock Options

AMIC’s stock option activity for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2013	222,285	$11.46
Granted	13,334	10.80
Exercised	(6,667)	4.87
Expired	(62,336)	14.58
September 30, 2014	166,616	$10.50

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of September 30, 2014:

	September 30, 2014
	Outstanding	Exercisable

Number of options	166,616	144,393
Weighted average exercise price per share	$10.50	$10.69
Aggregate intrinsic value for all options (in thousands)	$266	$227
Weighted average contractual term remaining	3.44 years	2.54 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2014 and 2013 was $5.70 and $4.04 per share, respectfully.  The assumptions set forth in the table below were used to value the stock options granted during the nine months ended September 30, 2014 and 2013:

	September 30,
	2014	2013

Weighted-average risk-free interest rate	2.72%	2.30%
Annual dividend rate per share	-	-
Weighted-average volatility factor of the Company's common stock	38.27%	45.00%
Weighted-average expected term of options	5 years	5 years

As of September 30, 2014, the total unrecognized compensation expense related to AMIC’s non-vested options was $95,000 which will be recognized over the remaining requisite service periods.

Note 11.

Supplemental Disclosures of Cash Flow Information

Net cash payments (receipts) for income taxes were $(2,598,000) and $(612,000) during the nine months ended September 30, 2014 and 2013.

Cash payments for interest were $1,366,000 and $1,458,000 during the nine months ended September 30, 2014 and 2013, respectively.

Note 12.

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

Note 13.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2014	2013	2014	2013
Revenues:
Medical Stop-Loss	$45,734	$42,043	$138,821	$127,833
Fully Insured Health(A)	57,412	71,778	184,839	203,896
Group disability, life, annuities and DBL	16,948	15,842	50,091	46,685
Individual life, annuities and other	8,764	9,542	26,049	34,162
Corporate	50	22	129	79
	128,908	139,227	399,929	412,655
Net realized investment gains	844	2,417	6,914	18,771
Total revenues	$129,752	$141,644	$406,843	$431,426

Income before income taxes:
Medical Stop-Loss	$6,339	$3,404	$15,730	$9,836
Fully Insured Health(A)	370	615	2,325	474
Group disability, life, annuities and DBL	4,057	2,555	7,237	6,530
Individual life, annuities and other (B)	(1,683)	(40)	(4,903)	(9,207)
Corporate	(1,423)	(2,485)	(5,833)	(5,022)
	7,660	4,049	14,556	2,611
Net realized investment gains	844	2,417	6,914	18,771
Interest expense	(539)	(470)	(1,357)	(1,447)

Income before income taxes	$7,965	$5,996	$20,113	$19,935

(A)

The Fully Insured Health segment includes amortization of intangible assets. Total amortization expense was $493,000 and $602,000 for the three months ended September 30, 2014 and 2013, respectively, and was $1,477,000 and $1,810,000, respectively, for the nine months ended September 30, 2014 and 2013. Amortization expense for the other segments is not material to their operating results.

(B)

For the three months and nine months ended September 30, 2014, the Individual life, annuities and other segment includes $1,699,000 and $2,938,000, respectively, of amortization of deferred charges in connection with the assumptions of certain cede life and annuity policies in 2014. For the nine months ended September 30, 2013, the Individual life, annuities and other segment includes the write-off of $9,307,000 of deferred acquisition costs in connection with a coinsurance agreement.

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

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC (“Risk Solutions”), IHC Health Solutions, Inc., IHC Specialty Benefits, Inc. and IHC Carrier Solutions, Inc. IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes Medical Stop-Loss. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.   At September 30, 2014, the Company also owned approximately a 90% interest in American Independence Corp. ("AMIC").

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

The following is a summary of key performance information and events:

The results of operations for the three months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$129,752	$141,644	$406,843	$431,426
Expenses	121,787	135,648	386,730	411,491

Income before income taxes	7,965	5,996	20,113	19,935
Income taxes	3,141	2,080	7,404	6,821

Net income	4,824	3,916	12,709	13,114

Less: Income from noncontrolling interests in subsidiaries	(114)	(277)	(450)	(1,083)

Net income attributable to IHC	$4,710	$3,639	$12,259	$12,031

o

Net income of $.27 per share, diluted, for the three months ended September 30, 2014 compared to $.21 per share, diluted, for the same period in 2013. Net income of $.69 per share, diluted, for the nine months ended September 30, 2014 compared to $.67 per share, diluted, for the same period in 2013.

o

Consolidated investment yields (on an annualized basis) of 3.3% and 3.4% for the three months and nine months ended September 30, 2014 compared to 4.2% and 3.8% for the comparable period in 2013 and $6.9 million of net realized investment gains for the nine months ended September 30, 2014 as compared to $18.8 million for the comparable period in 2013. A significant portion of the 2013 net realized investment gains resulted from sales of invested assets in connection with the transfer of assets in accordance with the  terms of a coinsurance agreement;

o

Book value of $16.37 per common share at September 30, 2014 compared to $15.22 at December 31, 2013.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $6.3 million for the third quarter of 2014 compared to $3.4 million in the same quarter in 2013, and reported income before taxes of $15.7 million for the first nine months of 2014 compared to $9.8 million for the same period in 2013. The increase is largely a result of lower combined loss and expense ratios in 2014;

o

Premiums earned increased $3.6 million and $10.2 million for the three months and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. The increase in premiums earned is primarily due to increased volume of business produced by IHC Risk Solutions.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its U.S. GAAP Combined Ratios, is as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Premiums Earned	$44,078	$40,534	$133,454	$123,328
Insurance Benefits, Claims & Reserves	29,582	27,996	91,378	85,490
Expenses	9,579	10,482	30,031	31,711

Loss Ratio(A)	67.1%	69.1%	68.5%	69.3%
Expense Ratio (B)	21.7%	25.8%	22.5%	25.7%
Combined Ratio (C)	88.8%	94.9%	91.0%	95.0%

(A)

Loss represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o

The lower expense ratios in 2014 are primarily the result of lower commission expenses.

•

The Fully Insured Health segment reported break-even results for both the three months ended September 30, 2014 and 2013, and reported $2.3 million of income before taxes for the nine months ended September 30, 2014 as compared to $0.5 million for the comparable period in 2013.  The increase is primarily due to lower loss ratios in 2014;

o

Premiums earned decreased $11.9 million and $16.3 million for the three months and nine months ended September 30, 2014 over the comparable periods in 2013. As a result of the strategic decision to move away from major medical and to ancillary products, premiums decreased by $23.5 million and $52.4 million for the three months and nine months as a result of the planned run-off of major medical health plans for individuals and families (“IMM”), which we exited in 2013, the run-off of the block of vision business in New York, and a decrease in small group major medical.  This decrease was partially offset by  increases in the ancillary business largely as a result of greater demand for short-term medical and fixed indemnity limited benefit and new product launches, and by growth in pet and occupational accident lines of business, which are relatively new products to IHC.

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Premiums Earned	$52,613	$64,470	$166,937	$183,221
Insurance Benefits, Claims & Reserves	33,306	46,142	108,864	129,600
Expenses	19,096	19,490	57,343	56,584

Loss Ratio	63.3%	71.6%	65.2%	70.7%
Expense Ratio	36.3%	30.2%	34.4%	30.9%
Combined Ratio	99.6%	101.8%	99.6%	101.6%

o

The lower loss ratio in 2014 is primarily attributable to the effects of exiting the IMM markets in 2013.  In 2013, the Company recorded an increase in claims experience on IMM and small group major medical produced by certain non-owned third party administrators, which we attribute, in large part, to changes brought on by health care reform, and to a reserve adjustment related to business written through an MGU that was previously terminated. As we adjust our mix of business from major medical to that of a specialty health insurance company, we anticipate continued improvements in loss ratios and a somewhat higher expense ratio concomitant with these types of products.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $1.5 million and $0.7 million for the three months and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in the third-quarter results reflects increases in DBL, group term life, and LTD lines. The increase in the nine-month results is primarily the result of better loss ratios in the DBL and group term life lines;

•

The Individual life, annuities and other segment reported losses before income taxes of $1.7 million and break-even for the three months ended September 30, 2014 and 2013, respectively, and $4.9 million and $9.2 million for the nine months ended September 30, 2014 and 2013, respectively. Compared to the prior year, results for the three months and nine months ended September 30, 2014 include lower investment income and higher general expenses due to $1.7 million and 2.9 million, respectively, of amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies in 2014. Results for the nine months ended September 30, 2013 include a $9.3 million write-off of deferred acquisition costs in connection with a coinsurance agreement during the second quarter of 2013;

•

Losses before tax from the Corporate segment decreased $1.1 million and increased $0.8 million in the three months and nine months ended September 30, 2014 over the same periods of 2013, primarily due to employee compensation expenses that vary with changes in IHC’s stock price and book value; and

•

Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gross Direct and Assumed
Earned Premiums:	2014	2013	2014	2013

Medical Stop-Loss	$60,236	$48,153	$176,391	$146,664
Fully Insured Health	58,972	74,837	184,934	212,683
Group disability, life, annuities and DBL	26,539	25,634	79,607	76,050
Individual, life, annuities and other	6,481	7,081	20,121	23,442

	$152,228	$155,705	$461,053	$458,839

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Direct and Assumed
Earned Premiums:	2014	2013	2014	2013

Medical Stop-Loss	$44,078	$40,534	$133,454	$123,328
Fully Insured Health	52,613	64,470	166,937	183,221
Group disability, life, annuities and DBL	16,136	15,205	47,572	44,295
Individual, life, annuities and other	4,878	4,965	14,147	17,163

	$117,705	$125,174	$362,110	$368,007

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  During the nine months ended September 30, 2014, there were no additions to or changes in the critical accounting policies disclosed in the 2013 Form 10-K except for the recently adopted accounting standards discussed in Note 1(D) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Information by business segment for the three months ended September 30, 2014 and 2013 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
September 30, 2014	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$44,078	1,244	412	29,582	-	9,813	$6,339
Fully Insured Health	52,613	374	4,425	33,306	123	23,613	370
Group disability,
life, annuities
and DBL	16,136	782	30	8,106	-	4,785	4,057
Individual life,
annuities and other	4,878	2,989	897	3,922	1,293	5,232	(1,683)
Corporate	-	50	-	-	-	1,473	(1,423)
Sub total	$117,705	$5,439	$5,764	$74,916	$1,416	$44,916	7,660

Net realized investment gains							844
Interest expense on debt							(539)
Income before income taxes							7,965
Income taxes							3,141
Net income							$4,824

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
September 30, 2013	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$40,534	1,402	107	27,996	-	10,643	$3,404
Fully Insured Health	64,470	1,031	6,277	46,142	4	25,017	615
Group disability,
life, annuities
and DBL	15,205	608	29	9,062	-	4,225	2,555
Individual life,
annuities and other	4,965	3,778	799	4,977	1,400	3,205	(40)
Corporate	-	22	-	-	-	2,507	(2,485)
Sub total	$125,174	$6,841	$7,212	$88,177	$1,404	$45,597	4,049

Net realized investment gains							2,417
Interest expense on debt							(470)
Income before income taxes							5,996
Income taxes							2,080
Net income							$3,916

Premiums Earned

In the third quarter of 2014, premiums earned decreased $7.5 million over the comparable period of 2013. The decrease is primarily due to: (i) a decrease of $11.9 million in the Fully Insured Health segment as a result of a $23.5 million decrease in premiums from exiting the IMM line and the New York vision block and from a decrease in the small group major medical line, partially offset by premium increases in the ancillary lines (primarily short-term medical and fixed indemnity limited benefit), pet, international and occupational accident lines of business as a result of higher volume; partially offset by (ii) a $3.6 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; and (ii) a $0.9 million increase in the Group disability, life, annuities and DBL segment primarily due to increased premiums from DBL and LTD lines.

Net Investment Income

Total net investment income decreased $1.4 million.  The overall annualized investment yields were 3.3% and 4.2% in the third quarter of 2014 and 2013, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments and lower income from partnerships. The annualized investment yields on bonds, equities and short-term investments were 3.1% and 3.7% in the third quarter of 2014 and 2013, respectively. IHC has approximately $143.9 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $0.8 million in 2014 compared to $2.4 million in 2013. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income decreased $1.5 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013 primarily as a result of decreased volume in certain lines of the Fully Insured Health segment.

Other income in the third quarter of 2014 was comparable to the same period in 2013.

Insurance Benefits, Claims and Reserves

In the third quarter of 2014, insurance benefits, claims and reserves decreased $13.3 million over the comparable period in 2013. The decrease is primarily attributable to: (i) a decrease of $12.8 million in the Fully Insured Health segment, primarily due to a decrease of $20.2 million in benefits, claims and reserves related to the run-off of the IMM and the New York vision block and from  lower loss ratios in 2014; partially offset by increases in the volume of ancillary products, pet, international and occupational accident lines of business; (ii) a decrease of $1.0 million in the group disability, life, annuities and DBL segment, primarily due to lower loss ratios in the group term life line; and (iii) a decrease of $1.1 million in the Individual life, annuity and other segment, primarily as a result of business in run-off; partially offset by (iv) an increase of $1.6 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses remained flat with prior year. Changes among the segments include: (i) a decrease of $1.4 million in the Fully Insured Health segment largely due to the run-off of the IMM and the New York vision block partially offset by increases in general expenses as a result of the higher volume of ancillary, pet and occupational accident business in 2014, which tends to have a higher expense structure than major medical and includes the new health insurance tax in 2014; (ii) a decrease of $0.8 million in the Medical Stop-Loss segment as a result of lower commission expenses; and (iii) a decrease of $1.0 million in Corporate primarily due to employee compensation expenses that vary with changes in IHC’s share price and book value; partially offset by (iv) an increase of $0.6 million in the group disability, life, annuities and DBL segment due to increased volume in the DBL line; and (v) an increase of $2.0 million in Individual life, annuity and other segment primarily due to the amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies.

Income Taxes

The effective tax rate for the three months ended September 30, 2014 and 2013 was 39.4% and 34.7%, respectively.  The higher effective tax rate in 2014 was primarily due to an increase in non-

deductible expenses in 2014 as a result of the Affordable Care Act.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Information by business segment for the nine months ended September 30, 2014 and 2013 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2014	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$133,454	3,457	1,910	91,378	-	31,713	$15,730
Fully Insured Health	166,937	1,669	16,233	108,864	392	73,258	2,325
Group disability,
life, annuities
and DBL	47,572	2,421	98	28,892	-	13,962	7,237
Individual life,
annuities and other	14,147	8,998	2,904	14,354	3,495	13,103	(4,903)
Corporate	-	129	-	-	-	5,962	(5,833)
Sub total	$362,110	$16,674	$21,145	$243,488	$3,887	$137,998	14,556

Net realized investment gains							6,914
Interest expense on debt							(1,357)
Income from operations before income taxes							20,113
Income taxes							7,404
Net income							$12,709

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
September 30, 2013	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$123,328	4,102	403	85,490	-	32,507	$9,836
Fully Insured Health	183,221	2,048	18,627	129,600	14	73,808	474
Group disability,
life, annuities
and DBL	44,295	2,186	204	27,596	-	12,559	6,530
Individual life,
annuities and other	17,163	13,429	3,570	20,227	13,778	9,364	(9,207)
Corporate	-	79	-	-	-	5,101	(5,022)
Sub total	$368,007	$21,844	$22,804	$262,913	$13,792	$133,339	2,611

Net realized investment gains							18,771
Interest expense on debt							(1,447)
Income from operations before income taxes							19,935
Income taxes							6,821
Net income							$13,114

Premiums Earned

In the first nine months of 2014, premiums earned decreased $5.9 million over the comparable period of 2013. The decrease is primarily due to: (i) a decrease of $16.3 million from the Fully Insured Health segment as a result of a $52.4 million decrease in premiums from exiting the IMM line and the New York vision block and from a decrease in the small group major medical line, partially offset by increases in the ancillary lines (primarily short-term medical and fixed indemnity limited benefit), pet, international and occupational accident lines of business as a result of higher volume; and (ii) a decrease of $3.1 million of earned premiums in the Individual life, annuities and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013; partially offset by (iii) a $10.2 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; and (iv) a $3.3 million increase in the Group disability, life, annuities and DBL segment primarily due to increased premiums from the DBL and LTD lines.

Net Investment Income

Total net investment income decreased $5.1 million.  The overall annualized investment yields were 3.4% and 3.8% in the first nine months of 2014 and 2013, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $215.1 million of invested assets in the second quarter of 2013 related to a coinsurance treaty and lower income from partnerships. The annualized investment yields on bonds, equities and short-term investments were 3.2% and 3.5% in the first nine months of 2014 and 2013, respectively. IHC has approximately $143.9 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $6.9 million in 2014 compared to $18.8 million in 2013. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. A significant portion of the net realized investment gains in 2013 resulted from sales of invested assets in connection with the transfer of assets in accordance with the terms of a coinsurance agreement.

Fee Income and Other Income

Fee income decreased $0.9 million for the nine-month period ended September 30, 2014 compared to the same period ended September 30, 2013 primarily as a result of decreased volume in certain lines of the Fully Insured Health segment partially offset by increased volume in the Medical Stop-Loss segment.

Other income decreased $0.8 million for the nine-month period ended September 30, 2014 compared to the same period in 2013.

Insurance Benefits, Claims and Reserves

In the first nine months of 2014, insurance benefits, claims and reserves decreased $19.4 million over the comparable period in 2013. The decrease is primarily attributable to: (i) a decrease of $20.7 million in the Fully Insured Health segment, primarily due to a decrease of $42.6 million in benefits, claims and reserves related to the run-off of the IMM and the New York vision block and from lower loss ratios in 2014; partially offset by increases in the volume of ancillary products, pet insurance and occupational accident business; and (ii) a decrease of $5.9 million in the Individual life, annuity and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013; partially offset by (iii) an increase of $5.9 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume; and (iv) an increase of $1.3 million in the group disability, life, annuities and DBL segment primarily due to increased volume and higher loss ratios in the LTD line, increased volume in the DBL line, partially offset by lower loss ratios in the group term life line in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.7 million. The increase is primarily due to: (i) an increase of $1.4 million in the group disability, life, annuities and DBL segment due to increased volume in the DBL line; (ii) an increase of $3.7 million in Individual life, annuity and other segment primarily due to the amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies; and (iii) an increase of $0.9 million in Corporate primarily due to employee compensation expenses that vary with changes in IHC’s book value; partially offset by (iv) a decrease of $0.8 million in the Medical Stop-Loss segment; and (v) a decrease of $0.5 million in the Fully Insured Health segment largely due to exiting the IMM line and the New York vision block and from a decrease in the small group major medical line offset by general expenses as a result of the higher volume of ancillary, pet and occupational accident business in 2014, which tends to have a higher expense structure than major medical and includes the new health insurance tax in 2014.

Income Taxes

The effective tax rate for the nine months ended September 30, 2014 and 2013 was 36.8% and 34.2%, respectively.  The higher effective tax rate in 2014 was primarily due to an increase in non-deductible expenses in 2014 as a result of the Affordable Care Act.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group declared and paid $10.0 million and $12.0 million of dividends to Corporate during the nine months ended September 30, 2014 and 2013, respectively.

Cash Flows

The Company had $18.2 million and $24.2 million of cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively.

For the nine months ended September 30, 2014, operating activities of the Company provided $5.6 million of cash, $1.8 million was utilized for the settlement of investment activities and $9.9 million of cash was utilized for financing activities. Financing activities include $4.0 million used for the settlement of treasury share purchases, $2.0 million for the repayment of debt principal and $1.2 million for the payment of dividends.

The Company has $505.8 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2014, cash received from the maturities and other repayments of fixed maturities was $33.0 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $242.0 million at September 30, 2014 compared to $343.1 million at December 31, 2013. The decrease in the net reinsurance balance is primarily due to the assumption of ceded life and annuity reserves by an unaffiliated reinsurer. All of such reinsurance receivables are highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2014.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	September 30,	December 31,
	2014	2013

Medical Stop-Loss	$73,276	$72,307
Fully Insured Health	45,692	56,848
Group Disability	102,176	101,582
Individual A&H and Other	6,733	7,017

	$227,877	$237,754

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

The $15.7 million increase in IHC’s stockholders' equity in the first nine-months of 2014 is primarily due to $12.3 million of net income attributable to IHC and $7.3 million of other comprehensive income attributable to IHC, partially offset by $4.0 million of treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $8.8 million at September 30, 2014, approximately 99.8% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2014, approximately 0.2% (or $0.9 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any non-performing fixed maturities at September 30, 2014.

The Company reviews its investments regularly and monitors its investments continually for impairments. There were no securities with fair values less than 80% of their amortized cost at September 30, 2014 and the Company did not record any other-than-temporary impairment losses in the nine months ended September 30, 2014 or 2013.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2014. In 2014, the Company recorded $17.9 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2014, is not materially different from that reported in the schedule of such obligations at December 31, 2013 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

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

•

Increasing emphasis on direct-to-consumer distribution initiatives as we believe this will be a growing means for selling health insurance in the coming years, and accompanying start-up costs of expanding our sales call center prior to open enrollment;

•

Decline in small group major medical premiums, but an increase in small group stop-loss as more employers choose to self-fund;

•

Increasing sales of short-term, fixed indemnity limited benefit and supplemental health products, such as dental, accidental medical, gap and critical illness products;

•

Significant growth in occupational accident insurance;

•

Increasing sales in our DBL line of business; and

•

Continued focus on administrative efficiencies.

The Company will remain highly liquid in 2014 as a result of the continuing shorter duration of the portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for 2014. IHC has approximately $143.9 million in highly rated shorter maturity securities earning on average 1.4%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2014 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2013 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2014, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. As of September 30, 2014, 468,218 shares were still authorized to be repurchased under the plan. Share repurchases during the third quarter of 2014 are summarized as follows:

2014
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

July	33,718	$13.07	17,197
August	24,514	$13.42	492,683
September	24,465	$13.59	468,218

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

November 7, 2014

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

November 7, 2014

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer