Form 10-K
period 2014-12-31
INDEPENDENCE HOLDING CO
filed 2015-03-16
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 COMMISSION FILE NUMBER 0-10306

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

Large accelerated filer __

   Accelerated filer  X     Non-accelerated filer          Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2014 was $107,255,000.

17,352,918 shares of common stock were outstanding as of March 6, 2015.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2014 annual meeting of stockholders to be held in May 2015 are incorporated by reference in response to Part III of this Report.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Independence Holding Company is a Delaware corporation (NYSE: IHC) that was formed in 1980.  We are a holding company principally engaged in the life and health insurance business with principal executive offices located at 96 Cummings Point Road, Stamford, Connecticut 06902. At December 31, 2014, we owned a 90% controlling interest in American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company ("Independence American"), IHC Risk Solutions LLC (“Risk Solutions”), IHC Specialty Benefits, Inc. (“Specialty Benefits”) and controlling interests in certain agencies and call centers.

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

In 2015 IHC will retain the vast majority of the risk that it underwrites, and will focus on the following lines of business:

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

Our administrative companies underwrite, market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions or profit slides. During 2014, our principal administrative companies were: (i) IHC Health Solutions, Inc. (“Health Solutions”), an administrative services company that administers various lines of health insurance for IHC and non-affiliated carriers; (ii) Risk Solutions, a full-service direct writer of medical stop-loss insurance for self-insured employer groups in the middle to larger employer markets; (iii) Specialty Benefits, a full-service marketing, and distribution company that focuses on small employer, individual and consumer products; and (iv) IHC Carrier Solutions LLC (“Carrier Solutions”), a program management, actuarial and regulatory compliance firm providing product development and valuation services for IHC’s fully insured health segment.

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

As a result of our increased control of distribution through corporate acquisitions, we have strengthened our ability to respond to market cycles in the health insurance sector by deploying our insurance underwriting activity across a larger number of business lines.  In recent years, we have emphasized writing stop-loss business through Risk Solutions and two managing general underwriters (“MGUs”) with whom we have done business for many years, including TRU Services, LLC (“TRU”), in which we have a significant equity interest. This has allowed us to be more selective in order to achieve better stop-loss underwriting results by terminating all under-performing non-owned programs.  While a substantial portion of our book of business is with smaller self-funded groups, we have recently focused on developing stop-loss solutions for plans with 100 or fewer employees. These plans are increasingly looking for affordable health-financing alternatives as a result of federal health care reform.

As a result of the growth of Risk Solutions (including its captive and self-funded concept programs) and an expansion in the overall demand for stop-loss insurance, we have seen a significant increase in both our gross written and net earned stop-loss premiums. Our gross written and retained fully insured health premiums have decreased as a result of exiting the individual major medical line of business and significantly reducing our small group major medical block. We have experienced decreases in administrative costs as a percentage of premiums in our Stop-Loss segments resulting from the efficiency initiatives implemented in the last several years. As we adjust our mix of business in the Fully Insured Health Segment from major medical to that of a specialty health insurance company, we have experienced a somewhat higher expense ratio concomitant with these types of products.

DISTRIBUTION

Medical Stop-Loss

Standard Security Life is the primary carrier for our employer medical stop-loss products although, in 2014, we also wrote business for Madison National Life, Independence American and unaffiliated carriers. IHC’s carriers wrote approximately 91% of their medical stop-loss business through Risk Solutions and TRU with the balance written through two independent MGUs. During 2014, IHC owned two managing general underwriters, Majestic Underwriters, LLC ("Majestic") and Alliance Underwriters, LLC, which transferred their stop-loss blocks and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.  Risk Solutions is responsible for underwriting accounts in accordance with guidelines formulated and approved by its carriers, billing and collecting premiums, paying commissions to agents, third party administrators and/or brokers, and processing claims. With respect to the two MGUs with which we do business, we establish underwriting guidelines, maintain approved policy forms and oversee claims for reimbursement, as well as appropriate accounting procedures and reserves. In order to accomplish this, we audit their underwriting, claims and policy issuance practices to assure compliance with our guidelines, provide them with access to our medical management and cost containment expertise, and review cases that require referral based on our underwriting guidelines. MGUs are non-salaried contractors that receive fee income, generally a percentage of gross premiums produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Fully Insured Health

The Fully Insured Health Segment is comprised of the following categories: (i) major medical coverage (comprised of small-group major medical (“SGMM”), major medical health plans for individuals and families in run-off and large-group major medical); (ii) ancillary benefits including dental, vision, short-term medical (“STM”), supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity) and small group stop-loss; (iii) pet insurance; and (iv) non-subscriber occupational accident. Health Solutions, Carrier Solutions and Specialty Benefits collectively perform marketing, sales, underwriting and administrative functions on the majority of our Fully Insured Health business.  In addition, our carriers write a significant amount of Fully Insured Health business, which is distributed and/or administered by independent third party administrators. We have also established a relationship with a leading provider of international health, life and disability plans for specialized niche markets, and invested in a joint venture which has acquired two third party administrators of non-subscriber occupational accident coverage in Texas and other accident-related coverages in states outside of Texas.

The Fully Insured Health Segment performs all aspects of underwriting, risk selection and pricing, policy administration and management of fully insured group and individual health insurance on behalf of IHC and other carriers, and management of approximately $241 million of gross individual and group health premiums for multiple insurers.

The agents and brokers who produce the Fully Insured Health business are non-salaried contractors who receive commissions.

Other Products

Our other products are primarily distributed by general agents, agents and brokers. The short-term statutory disability benefit product in New York State ("DBL") is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets. Independence American also reinsures and will begin writing health products serving the needs of expatriates, third-party nationals and high net-worth local nationals.

Madison National Life sells a whole-life product with an annuity rider to military personnel and civil service employees.  They also sell a final expense whole life product to the senior market. They had $17.7 million of premiums from the whole-life and annuity products in 2014 and expect to write about $18.0 million of premium in 2015.  They had $2.7 million of final expense whole life premium in 2014 and expect to write about $4.9 million in 2015. Madison National Life’s subsidiary, IHC Financial Group, Inc. (“IHC Financial Group”), recruits agents to sell life and annuity products to state and federal employees. Since these products are currently not available through IHC’s carriers, IHC Financial Group has contracted with highly rated insurance companies to sell their life and annuity products to these individuals. The income for IHC Financial Group is derived completely from commissions on the sale of the products of these other companies. The agents and brokers who produce this business are non-salaried contractors who receive commissions.  IHC Financial Group earned approximately $0.8 million of revenue in 2014 and we anticipate increased growth as we continue to recruit new agents.

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

IHC experienced an increase in premiums in the Medical Stop-Loss line of business in 2014 primarily from the marketing efforts of Risk Solutions.  We expect this trend to continue throughout 2015.

Fully Insured Health Products

This line of business has the following categories: (i) major medical coverage (comprised of SGMM, major medical health plans for individuals and families and large-group major medical); (ii) ancillary benefits, including dental, vision, STM, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity) and small group stop-loss; (iii) pet insurance; and (iv) non-subscriber occupational accident.  The major medical category shrank in 2014 as the major medical health plans for individuals and families (“IMM”) business was in run-off.  Our major medical business was adversely affected in 2014 by healthcare reform, and, as a result, we have since exited IMM in all states and significantly reduced our SGMM premiums. We increased ancillary benefit sales by 30%, which somewhat offset the reduction in major medical premiums. We expect continued significant growth in the ancillary lines of business, but an overall reduction in premiums for the segment in 2015.

Major Medical Health Benefit Coverages

This category is primarily comprised of group major medical insurance and IMM policies.  Both products are primarily consumer driven health plans (“CDHP”).  IMM is in run-off; we have now exited that market entirely. It is our belief that we would not have been able to earn an acceptable profit margin in this line in the future as a result of direct and indirect changes brought about by healthcare reform. The group products were sold in many states in 2013, and the majority of the existing block was eligible for renewal in the fourth quarter of 2014.  As the policies became eligible for renewal, under CMS guidance, in some states we offered small group pre-EHB plans the option to renew on their existing plan.  The remaining policies were offered the option to renew onto an essential health benefits (“EHB”) or an Affordable Care Act (“ACA”) compliant large group policy. IHC has filed EHB and ACA compliant policies in the majority of states, although has not yet received approvals in all of these states. The Company has not yet determined whether these policies will be widely sold.

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

Ancillary Products

This category is primarily comprised of dental, vision, STM, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity) and small group stop-loss. These are sold through multiple distribution strategies.

IHC sells group and individual dental products in all 50 states. We administer the majority of IHC's dental business and are also the primary distribution source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups. Employer plans are offered on both employer paid and voluntary bases.  As part of the distribution of our dental products, we also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials. Gross dental/vision premiums increased slightly in 2014 despite the run-off of our New York block of business.  We expect the dental/vision business to grow modestly in 2015.

IHC sells STM products in the majority of states. STM is designed specifically for people with temporary needs for health coverage. Typically, STM products are written for a defined duration of at least 30 days and less than twelve months. Among the typical purchasers of STM products are people who are in between open enrollment periods or need coverage for a limited duration until their ACA plan becomes effective, and others who need insurance for a specified period of time less than 365 days.  IHC’s gross premium increased significantly in this line of business in 2014. We anticipate continued growth in this line of business in 2015 in part due to increased demand for coverage and new distribution relationships.

The Company markets supplemental products to individuals and families. These lines of business are generally used as either a supplement to a major medical plan or in lieu of major medical coverage for persons that choose not to purchase such coverage. The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits. The product lines included in this supplemental grouping are hospital indemnity plans (“HIP”), fixed indemnity limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance. These products, which are available in most states, are not directly impacted by the ACA and are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies.

IHC has medical benefit plans for employers that choose to offer non-EHB coverage to their employees. We offer a fixed indemnity limited benefit policy that offers affordable health coverage to hourly, part-time and/or seasonal employees, which is approved in a majority of states. Fixed indemnity limited benefit plans are a low cost alternative to major medical insurance that permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.  In 2014, the Company recorded an increase in gross premiums and projects continued growth in 2015 as employers use these products to create a benefit package to attract and retain part-time employees.

In 2013, the Company began marketing self-funded medical plans for employers between 10 and 50 employees. These plans, which are currently marketed in a limited number of states, appeal to employers that wish to participate in cost savings and wellness initiatives that will lower their claims costs.  Sales of the small group self-funded plans grew significantly in 2014 as we increased distribution and made the product available in additional states. We anticipate continued growth in this line of business in 2015.

IHC entered into a reinsurance relationship with a leading producer of expatriate business, effective January 1, 2012, which provides employee benefit insurance, including medical, life, and disability, to expatriate employees of companies based in the United States.   IHC, through its insurance subsidiaries, reinsured 15% of the health, life and disability risk on a quota share basis in 2014.  In addition, IHC’s carriers have filed these policies in the United States for employers that wish to purchase a domestic policy to cover their employees.  In 2015, IHC reduced its quota share to 10% of health insurance and will not reinsure life and disability.  Due to this change, IHC expects a reduction in reinsurance premiums in this line of business in 2015.  The health premium is reported with the fully insured medical products and the life and disability is reported below.

Pet Insurance

The Company writes pet insurance through a marketing and administrative company that manages one of the largest blocks of this business in the United States.  During 2012, the Company, through Independence American, began to renew premium that had been underwritten by another insurance company. These plans are marketed to dog and cat owners through veterinary offices, independent marketing organizations, its nationwide call center, and increasingly, direct-to-consumer through www.petsbest.com.  In 2014, Independence American had $28.8 million of earned premium from pet insurance. We expect premiums levels to remain flat in 2015.

Occupational Accident

Independence American writes occupational accident insurance through marketing and administrative companies owned by Global Accident Facilities, LLC (“GAF”), a joint venture in which the AMIC currently has a 40% interest.  The Company’s interest in GAF increases to 60% upon the occurrence of certain events.  This occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas workers compensation system (non-subscribers).  The product also gives the employer the option to purchase coverage for employer’s liability.  Employer’s liability arises when an injured employee brings an action against the employer for occupational injuries and chooses not to accept the benefits provided for by the employer’s occupational accident benefit plan.  The employer is covered for damages and costs arising from the settlement of such action, subject to the terms and limits of the policy.  On December 31, 2013, GAF acquired an entity that provides administrative services for occupational accident insurance as well as Injured on Duty coverage, a form of occupational accident coverage.  It is expected that synergies can be achieved through coordination of administrative services with other entities owned by GAF.  It is also expected that GAF may be a production source of other products such as medical stop-loss insurance.  In 2014, Independence American recorded approximately $12 million of occupational accident business and expects premiums to grow to approximately $16 million in 2015.

Group Disability; Life, Annuities and DBL

Group Long-Term and Short-Term Disability

In addition to its international business, the Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 40% and 90% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Benefit payments are reduced by social security, workers compensation, pension benefits and other income replacement payments. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until the earlier of:  recovery from disability, eligibility for long-term disability benefits or the end of the STD benefit period. The Company increased revenue for these products 5%, driven in large part to a new distribution partnership which began midyear. In 2015, we expect a more significant increase driven by higher retention amounts and a full year of premiums generated by this new distribution partnership.

New York Short-Term Disability (DBL)

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  Standard Security Life's DBL premiums increased significantly in 2013 due to increased marketing and a major competitor exiting the market. The Company anticipates moderate growth in 2015 due to its continued marketing efforts.

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

Madison National Life acquired a closed block of disability policies from a Receivership in 2013. The transferred reserves totaled approximately $15.4 million. The Company does not anticipate acquiring any significant blocks in 2015.

REINSURANCE AND POLICY RETENTIONS

The Company's average retention of gross and assumed Medical Stop-Loss exposure was 74% in 2014, 84% in 2013, and 83% in 2012.

In 2014, IHC retained approximately 91% of gross and assumed Fully Insured Health exposure, up from approximately 86% in 2013. Retentions on other lines of business remained relatively constant in 2012. The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

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

Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer effective January 26, 2012 and transferred approximately $143 million of group annuity reserves in the first quarter of 2012. During the third quarter of 2012, a significant portion of the reserves were assumed by the reinsurer.

Effective May 31, 2013, Madison National Life entered into a coinsurance agreement with an unaffiliated reinsurer, to cede approximately $218 million of life and annuity reserves. During 2014, a large portion of the reserves were transferred to the reinsurer in accordance with the terms of an assumption agreement.

The following reinsurers represent approximately 74% of the total ceded premium for the year ended December 31, 2014:

RGA Reinsurance Company	25%
Contrarian Re, LLC	17%
International Casualty Company	12%
Fidelity Security Life Insurance Company	8%
American Fidelity Assurance Company	6%
National Insurance Company of Wisconsin, Inc.	6%

74%

The Insurance Group remains liable with respect to the insurance in-force, which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Since the risks under the Insurance Group's business are primarily short-term, there would be limited exposure as a result of a change in a reinsurer's creditworthiness during the term of the reinsurance. At December 31, 2014 and 2013, the Insurance Group's ceded reinsurance in-force was $6.1 billion and $6.5 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 7 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

The Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2014, approximately 99.8% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in other comprehensive income or loss:

	2014	2013	2012
	(In thousands)

Consolidated Statements of Income:
Net investment income	$21,692	$27,471	$33,356
Net realized investment gains	7,688	19,750	5,099
Other-than-temporary impairments	-	-	(704)

Consolidated Statements of Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	15,389	(38,439)	11,115
Other-than-temporary impairments	-	-	(288)

Total pre-tax investment performance	$44,769	$8,782	$48,578

Net unrealized gains (losses) on available-for-sale securities recognized through other comprehensive income (loss) represents the pre-tax change in unrealized gains and losses on available-for-sale securities arising during the year net of reclassification adjustments and includes the portion attributable to noncontrolling interests.  The Company does not have any non-performing fixed maturity investments at December 31, 2014.

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

EMPLOYEES

At December 31, 2014, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 600 employees.

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

In particular, at December 31, 2014, fixed maturities represented $583.9 million or 89.7% of our total investments of $651.0 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income (loss) and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although, at December 31, 2014, approximately 99.8% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $50.3 million of our $1.2 billion in total assets as of December 31, 2014. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

	HIGH	LOW
QUARTER ENDED:
December 31, 2014	$14.47	$12.71
September 30, 2014	14.88	12.41
June 30, 2014	14.48	12.50
March 31, 2014	14.50	11.36

QUARTER ENDED:
December 31, 2013	$14.39	$12.34
September 30, 2013	14.95	11.67
June 30, 2013	11.90	9.78
March 31, 2013	10.36	9.00

IHC's stock price closed at $13.95 on December 31, 2014.

Holders of Record

At March 6, 2015, the number of record holders of IHC's common stock was 2,067. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

Dividends

IHC declared a cash dividend of $.035 per share on its common stock on each of June 26, 2014 and December 22, 2014 for a total annual dividend of $.07 per share.

IHC declared a cash dividend of $.035 per share on its common stock on each of June 6, 2013 and December 27, 2013 for a total annual dividend of $.07 per share.

IHC declared a cash dividend of $.035 per share on its common stock on each of May 22, 2012 and November 19, 2012 for a total annual dividend of $.07 per share.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2014, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. At December 31, 2014, there were 468,218 shares still authorized to be repurchased under the plan. There were no share repurchases during the fourth quarter of 2014.

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P 500 Life & Health Insurance index. The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2009. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

	Year Ended December 31,

	2014	2013	2012	2011	2010
Income Data:
Total revenues	$533,933	$575,044	$428,061	$417,996	$435,368
Income from continuing operations	16,921	15,256	22,611	14,766	23,669
Balance Sheet Data:
Total investments	650,961	608,982	811,356	932,945	919,727
Total assets	1,187,717	1,269,035	1,262,308	1,358,859	1,361,792
Insurance liabilities	728,883	837,581	793,628	927,746	920,581
Debt and junior subordinated
debt securities	42,146	44,146	46,146	48,146	45,646
IHC stockholders' equity	291,177	268,791	285,684	261,077	230,628
Per Share Data:
Cash dividends declared per
common share	.07	.07	.07	.045	.045
Basic income (loss) per common share
from continuing operations	.93	.78	1.09	.74	1.31
Diluted income (loss) per common
share from continuing operations	.92	.77	1.09	.74	1.31
Book value per common share	16.76	15.22	15.93	14.46	13.76

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

IHC’s health insurance products serve niche sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical Stop-Loss is marketed to employer groups that self-insure their medical risks; in 2014 the Company’s average case size was 228 covered employee lives. This niche is expected to grow as result of federal health care reform. The SGMM product is purchased by employers with between two and 50 covered lives.  With regard to those persons in the growing individual market, IHC’s products offer coverage for individuals and families with STM needs, and fixed indemnity limited benefit and scheduled benefit plans through select distribution partners.  We offer pet insurance for dogs and cats in all 50 states through a national distributor. Our fixed indemnity limited benefit product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan. The dental and vision products are marketed to large and small groups as well as individuals. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities.

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

The following is a summary of key performance information and events:

The results of operations for the years ended December 31, 2014, 2013 and 2012, are summarized as follows (in thousands):

	2014	2013	2012

Revenues	$533,933	$575,044	$428,061
Expenses	510,621	551,390	403,447

Income before income taxes	23,312	23,654	24,614
Income taxes	6,391	8,398	2,003

Net income	16,921	15,256	22,611
Less: Income from noncontrolling interest in subsidiaries	(628)	(1,477)	(2,950)

Net income attributable to IHC	$16,293	$13,779	$19,661

•

Net income of $.92 per share, diluted, for the year ended December 31, 2014, compared to $.77 per share, diluted, for the year ended December 31, 2013. The results for 2014 and 2012 include credits to federal income taxes of $2.5 million and $5.9 million, respectively, as a result of the reduction in AMIC’s valuation allowance related to its net deferred tax asset at December 31, 2014 and 2012, respectively;

•

Consolidated investment yield (on an annualized basis) of 3.3% in 2014 compared to 3.8% in 2013; and

•

Book value of $16.76 per common share at December 31, 2014 compared to $15.22 at December 31, 2013.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $21.9 million and $12.7 million for the years ended December 31, 2014 and 2013, respectively. The increase is largely a result of lower combined loss and expense ratios in 2014;

o

Premiums earned increased $10.6 million for the year ended December 31, 2014 when compared to 2013. The increase in premiums earned is primarily due to increased volume of business produced by IHC Risk Solutions.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its U.S. GAAP Combined Ratios, is as follows for the years indicated (in thousands):

	2014	2013	2012

Premiums Earned	$176,941	$166,302	$139,724
Insurance Benefits, Claims & Reserves	122,469	115,599	90,406
Expenses	37,710	42,164	38,350

Loss Ratio(A)	69.2%	69.5%	64.7%
Expense Ratio (B)	21.3%	25.4%	27.4%
Combined Ratio (C)	90.5%	94.9%	92.1%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

o

The lower expense ratios in 2014 are primarily the result of lower commission expenses due to the mix of business.

•

The Fully Insured Health segment reported a loss of $2.0 million before taxes for the year ended December 31, 2014 as compared to $0.8 million of income before taxes for the year ended December 31, 2013. The decrease is primarily due to lower fee income in 2014 as a result of the planned run-off of major medical health plans for individuals and families (“IMM”), which we exited in 2013,  and higher expense ratios as we adjust our mix of business from major medical to specialty health insurance;

o

Premiums earned decreased $29.9 million for the year ended December 31, 2014 over the comparable period in 2013.  Largely as a result of the strategic decision to focus on ancillary products instead of major medical, premiums decreased by $76.1 million.  This decrease was partially offset by increases in the ancillary business largely as a result of new product launches and broader marketing of our STM, individual dental, gap plans, and fixed indemnity limited benefit plans, and by growth in pet insurance and occupational accident lines of business, which are relatively new products to IHC;

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the years indicated (in thousands):

	2014	2013	2012

Premiums Earned	$218,949	$248,870	$141,546
Insurance Benefits, Claims & Reserves	146,431	177,290	94,700
Expenses	75,929	76,236	43,639

Loss Ratio	66.9%	71.2%	66.9%
Expense Ratio	34.7%	30.6%	30.8%
Combined Ratio	101.6%	101.8%	97.7%

o

The loss ratios are largely dependent on the mix of business in each year.  In 2013 and 2014, loss ratios were generally favorable in the specialty health lines of business, which have an increasing premium base, but were unacceptably high in both years on the decreasing major medical premium base, which we are exiting.  In 2013 and 2014, the Company recorded an increase in claims experience on major medical, which we attribute, in large part, to changes brought on by health care reform, and 2014 includes the new health insurance tax.  The 2013 year was also adversely impacted by a reserve adjustment related to business written through an MGU that was previously terminated. As we adjust our mix of business from major medical to that of a specialty health insurance company, we anticipate loss ratios lower than 2014 (since we will have less major medical) and an expense ratio similar to that of 2014.

•

Income before taxes from the Group disability, life, annuities and DBL segment in 2014 increased $3.6 million compared to prior year results. The increase is primarily the result of better loss ratios in the DBL and group term life lines;

•

Losses before taxes from the Individual life, annuities and other segment decreased $3.8 million for the year ended December 31, 2014. While the results for 2014 reflect lower investment income and higher general expenses due to $3.5 million of amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies, the results for 2013 include a $9.3 million write-off of deferred acquisition costs in connection with a coinsurance agreement;

•

Losses before tax from the Corporate segment increased $2.2 million for the year ended December 31, 2014 compared to the prior year primarily due to employee compensation expenses that vary with changes in IHC’s stock price and book value;

•

Net realized investment gains were $7.7 million for the year ended December 31, 2014 compared to $19.8 million in 2013. A significant portion of the net realized investment gains in 2013 resulted from sales of invested assets in connection with the transfer of assets in accordance with the terms of a coinsurance agreement; and

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2014	2013	2012

Medical Stop-Loss	$240,865	$199,064	$168,596
Fully Insured Health	241,486	288,809	224,377
Group disability; life, annuities and DBL	107,049	102,663	90,935
Individual life, annuities and other	26,186	28,342	31,728

	$615,586	$618,878	$515,636

Net Premiums Earned:	2014	2013	2012

Medical Stop-Loss	$176,941	$166,302	$139,724
Fully Insured Health	218,949	248,870	141,546
Group disability; life, annuities and DBL	64,260	60,004	49,315
Individual life, annuities and other	18,898	20,815	25,482

	$479,048	$495,991	$356,067

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

The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2014, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $4.5 million with a corresponding increase or decrease in the pre-

tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Income.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Income could also be affected, such as amortization of deferred acquisition costs and commission expense.

The liability for policy benefits and claims by segment is as follows (in thousands):

	December 31, 2014
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Medical Stop-Loss	$80,128	$-	$80,128
Fully Insured Health	50,285	-	50,285
Group Disability	88,360	10,950	99,310
Individual Accident and Health
and Other	6,881	199	7,080
	$225,654	$11,149	$236,803

	December 31, 2013
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Medical Stop-Loss	$72,307	$-	$72,307
Fully Insured Health	56,848	-	56,848
Group Disability	90,606	10,976	101,582
Individual Accident and Health
and Other	6,811	206	7,017
	$226,572	$11,182	$237,754

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2011, 2012 and 2013 underwriting years which deviated by 4.6, 0.3 and 1.7 Net Loss Ratio points, respectively. After the recorded reserve estimate, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2014 underwriting year at December 31, 2014. The impact of these reasonably likely changes at December 31, 2014, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $4.4 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the Consolidated Statement of Income.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2014. Changes in the Company's policy benefits and claims estimates are recorded through a charge or credit to its earnings.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2014. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

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

Investments

The Company has classified all of its investments as either available-for-sale or trading securities. These investments are carried at fair value with unrealized gains and losses reported through other comprehensive income (loss) for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Income for trading securities. Available-for-sale securities totaled $597.8 million and $554.1 million at December 31, 2014 and 2013, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method. The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. The factors considered by management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss). It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Goodwill and Other Intangible Assets

 Goodwill carrying amounts are evaluated for impairment, at least annually, at the reporting unit level which is equivalent to an operating segment. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense. No impairment charge for goodwill was required in 2014, 2013 or 2012.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense. No impairment charges for intangible assets were required in 2014, 2013 or 2012.

At December 31, 2014, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2014.  The Company does not believe that an impairment of goodwill exists at this time.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Information by business segment for the year ended December 31, 2014 and 2013 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
December 31, 2014	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$176,941	4,327	3,507	122,469	-	40,373	$21,933
Fully Insured Health	218,949	2,202	17,950	146,431	482	94,175	(1,987)
Group disability,
life, annuities
and DBL	64,260	3,156	225	37,537	-	17,936	12,168
Individual life,
annuities and other	18,898	11,830	3,823	19,598	4,459	17,112	(6,618)
Corporate	-	177	-	-	-	8,252	(8,075)
Sub total	$479,048	$21,692	$25,505	$326,035	$4,941	$177,848	17,421

Net realized investment gains							7,688
Interest expense on debt							(1,797)
Income before income taxes							23,312
Income taxes							6,391
Net income							$16,921

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
December 31, 2013	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$166,302	5,055	606	115,599	-	43,687	$12,677
Fully Insured Health	248,870	2,711	26,524	177,290	22	99,961	832
Group disability,
life, annuities
and DBL	60,004	2,763	388	37,463	-	17,045	8,647
Individual life,
annuities and other	20,815	16,837	4,314	24,438	15,110	12,814	(10,396)
Corporate	-	105	-	-	-	6,046	(5,941)
Sub total	$495,991	$27,471	$31,832	$354,790	$15,132	$179,553	5,819

Net realized investment gains							19,750
Interest expense on debt							(1,915)
Income before income taxes							23,654
Income taxes							8,398
Net income							$15,256

Premiums Earned

In 2014, premiums earned decreased $16.9 million over the comparable period of 2013. The decrease is primarily due to: (i) a decrease of $29.9 million from the Fully Insured Health segment primarily as a result of a $76.1 million decrease in premiums from exiting the IMM line and the New York vision block and from a decrease in the small group major medical line, partially offset by increases in the ancillary lines (primarily short-term medical ($7.0 million) and fixed indemnity limited benefit ($4.6 million)), pet insurance ($10.2 million), international ($4.9 million) and occupational accident ($11.7 million) lines of business as a result of higher volume; and (ii) a decrease of $1.9 million of earned premiums in the Individual life, annuities and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013; partially offset by (iii) a $10.6 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; and (iv) a $4.3 million increase in the Group disability, life, annuities and DBL segment primarily due to increased premiums from the DBL and LTD lines.

Net Investment Income

Total net investment income decreased $5.8 million.  The overall annualized investment yields were 3.3% and 3.8% in 2014 and 2013, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $215.1 million of invested assets in the second quarter of 2013 related to a coinsurance treaty and lower income from partnerships. The annualized investment yields on bonds, equities and short-term investments were 3.2% and 3.5% in 2014 and 2013, respectively. IHC has approximately $149.4 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $7.7 million in 2014 compared to $19.8 million in 2013. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period. A significant portion of the net realized investment gains in 2013 resulted from sales of invested assets in connection with the transfer of assets related to a coinsurance agreement.

Fee Income and Other Income

Fee income decreased $6.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as a result of decreased volume in certain lines of the Fully Insured Health segment partially offset by increased volume in the Medical Stop-Loss segment.

There was no significant change in other income.

Insurance Benefits, Claims and Reserves

In 2014, insurance, benefits, claims and reserves decreased $28.8 million over the comparable period in 2013. The decrease is primarily attributable to: (i) a decrease of $30.9 million in the Fully Insured Health segment, primarily due to a decrease of $61.5 million in benefits, claims and reserves related to the run-off of the IMM and the New York vision block and from lower loss ratios in 2014; partially offset by increases in the volume of ancillary products ($6.9 million), pet insurance ($6.6 million), international ($3.5 million) and occupational accident business ($7.9 million); and (ii) a decrease of $4.8 million in the Individual life, annuity and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013; partially offset by (iii) an increase of $6.9 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume; and (iv) no overall change in the group disability, life, annuities and DBL segment primarily due to increased volume in the LTD line and DBL lines which were offset by lower loss ratios in the group term life line in 2014.

Amortization of Deferred Acquisition Costs

In 2013, the Company wrote-off $9.3 million of deferred acquisition costs in connection with a coinsurance agreement. Excluding this write-off, amortization of deferred acquisition costs decreased $0.9 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.7 million. The decrease is primarily due to: (i) a decrease of $3.3 million in the Medical Stop-Loss segment, primarily lower commission expenses due to the mix of business; (ii) a decrease of $5.8 million in the Fully Insured Health segment largely due to exiting the IMM line and from a decrease in the small group major medical line offset by general expenses as a result of the higher volume of ancillary, pet, international and occupational accident business in 2014, which tends to have a higher expense structure than major medical and includes the new health insurance tax in 2014; partially offset by (iii) an increase of $0.9 million in the group disability, life, annuities and DBL segment due to increased volume in the DBL line and higher commission rates in the LTD line; (iv) an increase of $4.3 million in Individual life, annuity and other segment primarily due to the amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies; and (v) an increase of $2.2 million in Corporate primarily due to employee compensation expense, which varies with changes in IHC’s stock price and book value.

Income Taxes

In 2014, the Company recorded a $2.5 million credit to federal income taxes as a result of the reduction in AMIC’s valuation allowance related to its deferred tax asset at December 31, 2014.  Excluding this transaction, the effective tax rate for 2014 was 38.1%. The effective tax rate for 2013 was 35.5%. The higher effective tax rate in 2014 was primarily due to an increase in non-deductible expenses in 2014 as a result of the Affordable Care Act.

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

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group declared and paid $10.0 million, $12.0 million and $11.4 million of cash dividends to Corporate in 2014, 2013 and 2012, respectively.

In accordance with the terms of its amortizing term loan, the Company made a $2.0 million principal debt repayment in each of 2012, 2013 and 2014.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, common stock repurchases and debt repayment.

Cash Flows

The Company had $25.1 million and $24.2 million of cash and cash equivalents as of December 30, 2014 and December 31, 2013, respectively.

For year ended December 31, 2014, operating activities of the Company provided $27.3 million of cash, investment activities utilized $15.9 million of cash and financing activities utilized $10.6 million of cash. Financing activities include $4.0 million used for the settlement of treasury share purchases, $2.0 million for the repayment of debt principal and $1.2 million for the payment of dividends.

The Company has $513.8 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the year ended December 31, 2014, cash received from the maturities and other repayments of fixed maturities was $45.1 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $230.3 million at December 31, 2014 compared to $343.1 million at December 31, 2013. The decrease in the net reinsurance balance is primarily due to the assumption of ceded life and annuity reserves by an unaffiliated reinsurer. No allowance for doubtful accounts was necessary at December 31, 2014.

The liabilities for future policy benefits and funds on deposit have decreased since December 31, 2013 primarily as a result of an assumption agreement with an unaffiliated reinsurer to assume previously ceded life and annuity reserves.

Debt decreased as a result of a $2.0 million principal repayment in the third quarter of 2014.

The $22.4 million increase in IHC’s stockholders' equity for the year ended December 31, 2014 is primarily due to $16.3 million of net income attributable to IHC and $10.5 million of other comprehensive income attributable to IHC, partially offset by $4.0 million of treasury stock purchases and $1.2 million of common stock dividends declared in 2014.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $6.3 million at December 31, 2014, approximately 99.8% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2014, approximately 0.2% (or $1.0 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (a commercial mortgage obligation). Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets. The Company does not have any non-performing fixed maturity investments at December 31, 2014.

Approximately 0.3% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings. If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured. The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2014:

		As Rated
Bond Ratings	As Rated	If Uninsured

AAA	20.4%	20.5%
AA	50.0%	49.8%
A	28.1%	28.1%
BBB	1.3%	1.4%

Total Investment Grade	99.8%	99.8%

BB or lower	0.2%	0.2%

Total Fixed Maturities	100.0%	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(G) (iv) of the Notes to Consolidated Financial Statements in Item 8 of this report. For the years ended December 31, 2014 and 2013, the Company did not record any other-than-temporary impairment losses and, at December 31, 2014, there were no securities with fair values less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2014. In 2014, the Company recorded $23.3 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment. Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2014, total goodwill was $50.3 million, of which $44.6 million was attributable to the Fully Insured Health segment and $5.7 million to the Medical Stop Loss segment.

Based upon the goodwill impairment testing performed at December 31, 2014, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by 10% or more in both the Fully Insured Health and the Medical Stop Loss segments.

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

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  Our market capitalization as of December 31, 2014 was below the sum of our reporting units’ fair values. As a result, the Company assessed the factors contributing to the performance of IHC stock in 2014, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 57% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Liability for Policy Benefits and Claims

The following table summarizes the prior year net favorable amount of policy benefits and claims incurred in 2014 according to the year in which it relates, together with the opening balances of the corresponding liability for policy benefits and claims (net of reinsurance recoverable) (in thousands):

	Policy Benefits and Claims	Prior Year Amount
	at January 1, 2014	Incurred in 2014

2013	$132,249	$(4,211)
2012	10,464	(388)
2011	5,199	(784)
2010 and Prior	17,070	831

Total	$164,982	$(4,552)

The following sections describe, for each segment, the unfavorable (favorable) development in the liability for policy benefits and claims experienced in 2014, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced a net unfavorable development of $0.1 million in the Medical Stop-Loss segment.

Fully Insured Health

The Fully Insured Health segment had a favorable development of $0.4 million primarily related to benefits and claims experience associated with business written in 2013.

Group Disability

The Group Disability segment had a favorable development of $3.8 million primarily related to benefits and claims experience related to the 2013 LTD and DBL businesses.

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

There were normal fluctuations to the Company's experience factor. The IBNR factors were updated to reflect the current experience. The reserving process used by management was consistent from 2013 to 2014.

Individual Life, Annuities and Other

All other lines, primarily blanket and other individual health products, experienced favorable development of $0.4 million.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, December 2003 and March 2003, the Company borrowed $15.0 million, $12.0 million and $10.0 million, respectively, through pooled trust preferred issuances by unconsolidated subsidiary trusts. In 2011, the amortizing term loan was amended and increased from $7.5 million to $10.0 million. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2014 (in thousands):

		Junior			Insurance	Funds
		Subordinated	Interest		Policy	on
	Debt	Debt	On Debt	Leases	Benefits	Deposit	Total

2015	$2,000	-	$1,682	$3,291	$183,482	$18,178	$208,633
2016	2,000	-	1,583	2,723	44,950	17,626	68,882
2017	-	-	1,534	1,206	35,659	17,154	55,553
2018	-	-	1,534	790	31,424	16,806	50,554
2019	-	-	1,534	118	29,501	16,260	47,413
2020 and
Thereafter	-	38,146	23,256	29	166,455	100,758	328,644

Totals	$4,000	$38,146	$31,123	$8,157	$491,471	$186,782	$759,679

OUTLOOK

For 2015, we anticipate:

•

Continued growth in our medical stop-loss segment as the demand for this product continues to grow and Risk Solutions continues to build its reputation as a direct writer and provider of captive solutions;

•

Continued significant decrease in major medical premiums in 2015 as we have exited individual major medical and significantly reduced our block of small group major medical, however, we had negative underwriting results on this line of business in 2014 so less premium may improve our underwriting margins although generate decreases in administrative revenues;

•

Further adaption to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands;

•

Increasing emphasis on direct-to-consumer distribution initiatives as we believe this will be a growing means for selling health insurance in the coming years, and accompanying start-up costs of expanding our sales through our call center and transactional websites;

•

Increasing sales of short-term and supplemental health products, such as dental, accidental medical, gap and critical illness products partially offset by a decrease in fixed indemnity limited benefit plans due to a change in the law;

•

Increasing sales in our DBL line of business;

•

Increasing sales of individual major medical products and increased administrative revenue from non-affiliated nationally recognized insurance companies; and

•

Continued focus on administrative efficiencies.

The Company will remain highly liquid in 2015 as a result of the continuing shorter duration of the portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for 2015. IHC has approximately $149.4 million in highly rated shorter maturity securities earning on average 1.4%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In 2014, we continued to achieve significant growth in our controlled direct written stop-loss business through Risk Solutions.  This growth was achieved while maintaining underwriting profitability consistent with the prior year.  Our overall results in 2013 were adversely impacted by business written through two non-owned MGU’s, both of which have been terminated, although run-off continued in 2014.  This result reemphasizes the importance of our decision to focus our stop-loss business through our direct writing model.  The favorable results of Risk Solutions are a direct result of their positioning to take advantage of market trends, including consolidation of relationships by producers and increased interest in stop-loss as a result of health care reform.  We see these trends continuing and strengthening as we move into 2014 and beyond.  Risk Solutions has established a reputation in the market for delivering innovative solutions for small to medium sized employer groups looking for self-funded alternatives.  Risk Solutions has also established a reputation in the market for fair and responsible pricing and superior service levels.  We foresee continued growth and favorable underwriting results as more of our stop-loss business comes through the Risk Solutions platform.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks) assuming immediate changes in interest rates at specified levels at December 31, 2014:

	Change in Interest Rates

	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline	200 basis point decline

Corporate securities	$237,356	$249,195	$261,924	$275,859	$287,671
CMO’s	5,494	5,762	6,059	6,305	6,345
U.S. Government obligations	21,498	22,180	22,892	23,604	23,863
Agency MBSs	66	68	69	70	70
GSEs	12,706	13,632	14,656	15,785	16,900
State & Political Subdivisions	202,827	220,589	239,381	255,874	268,417
Foreign governments	31,237	32,885	34,700	36,692	38,364

Total estimated fair value	$511,184	$544,311	$579,681	$614,189	$641,630

Estimated change in value	$(68,497)	$(35,370)		$34,508	$61,949

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

Changes in Internal Control Over Financial Reporting

There has been no change in IHC's internal control over financial reporting during the year ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Form 10-K.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in May 2015, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in May 2015, which definitive proxy statement will be filed with the SEC.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in May 2015, which definitive proxy statement will be filed with the SEC.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in May 2015, which definitive proxy statement will be filed with the SEC.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of IHC’s stockholders to be held in May 2015, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 56.

(a) (3) EXHIBITS

See Exhibit Index on page 110.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2015.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 16th day of March, 2015.

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

Management assessed the effectiveness of IHC's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992).  Based on our assessment we concluded that, as of December 31, 2014, IHC's internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited Independence Holding Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Independence Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Independence Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Holding Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated balance sheets of Independence Holding Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Independence Holding Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 16, 2015

INDEPENDENCE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
DECEMBER 31,
	2014	2013
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	16,790	22,594
Trading Securities	11,095	7,125
Fixed maturities, available-for-sale	583,880	542,287
Equity securities, available-for-sale	13,895	11,803
Other investments	25,251	25,123

Total investments	650,961	608,982

Cash and cash equivalents	25,083	24,229
Deferred acquisition costs	30,806	29,777
Due and unpaid premiums	62,628	59,435
Due from reinsurers	278,242	380,229
Premium and claim funds	32,553	37,353
Goodwill	50,318	50,318
Other assets	57,126	78,712

TOTAL ASSETS	$1,187,717	$1,269,035

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Policy benefits and claims	$236,803	$237,754
Future policy benefits	277,041	287,449
Funds on deposit	186,782	274,826
Unearned premiums	9,455	12,423
Other policyholders' funds	18,802	25,129
Due to reinsurers	47,945	37,113
Accounts payable, accruals and other liabilities	67,641	71,889
Debt	4,000	6,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	886,615	990,729

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value: 23,000,000 shares
authorized: 18,531,158 and 18,523,733 shares issued,
17,371,040 and 17,660,390 shares outstanding	18,531	18,524
Paid-in capital	127,098	126,239
Accumulated other comprehensive income (loss)	22	(10,472)
Treasury stock, at cost: 1,160,118 and 863,343 shares	(12,141)	(8,169)
Retained earnings	157,667	142,669

TOTAL IHC STOCKHOLDERS’ EQUITY	291,177	268,791
NONCONTROLLING INTERESTS IN SUBSIDIARIES	9,925	9,515

TOTAL EQUITY	301,102	278,306

TOTAL LIABILITIES AND EQUITY	$1,187,717	$1,269,035

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
YEARS ENDED DECEMBER 31,
	2014	2013	2012
REVENUES:
Premiums earned	$479,048	$495,991	$356,067
Net investment income	21,692	27,471	33,356
Fee income	20,646	26,954	29,290
Other income	4,859	4,878	4,953
Net realized investment gains	7,688	19,750	5,099

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	-	-	(992)
Portion of losses recognized in other comprehensive income (loss)	-	-	288
Net impairment losses recognized in earnings	-	-	(704)

	533,933	575,044	428,061

EXPENSES:
Insurance benefits, claims and reserves	326,035	354,790	244,791
Selling, general and administrative expenses	177,848	179,553	149,999
Amortization of deferred acquisition costs	4,941	15,132	6,566
Interest expense on debt	1,797	1,915	2,091

	510,621	551,390	403,447

Income before income taxes	23,312	23,654	24,614
Income taxes	6,391	8,398	2,003

Net income	16,921	15,256	22,611
Less: Income from noncontrolling interests in subsidiaries	(628)	(1,477)	(2,950)

NET INCOME ATTRIBUTABLE TO IHC	$16,293	$13,779	$19,661

Basic income per common share	$.93	$.78	$1.09

WEIGHTED AVERAGE SHARES OUTSTANDING	17,471	17,758	17,979

Diluted income per common share	$.92	$.77	$1.09

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,636	17,871	18,088

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
YEARS ENDED DECEMBER 31,
	2014	2013	2012

Net income	$16,921	$15,256	$22,611
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	15,389	(38,439)	11,115
Tax expense (benefit) on unrealized gains (losses) on available-for-sale
securities	4,768	(12,252)	3,672
Unrealized gains (losses) on available-for-sale securities, net of taxes	10,621	(26,187)	7,443

Other-than-temporary impairment losses, pre-tax	-	-	(288)
Tax benefit on other-than-temporary impairment losses	-	-	(41)
Other-than-temporary impairment losses, net of taxes	-	-	(247)

Cash flow hedge:
Unrealized gains (losses) on cash flow hedge, pre-tax	120	159	131
Tax expense (benefit) on unrealized gains (losses) on cash flow hedge	48	63	52
Unrealized gains (losses) on cash flow hedge, net of taxes	72	96	79

Other comprehensive income (loss), net of tax	10,693	(26,091)	7,275

COMPREHENSIVE INCOME (LOSS), NET OF TAX	27,614	(10,835)	29,886

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(628)	(1,477)	(2,950)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (gains) losses on available-for-sale securities, net of tax	(199)	665	(118)
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	(199)	665	(118)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(827)	(812)	(3,068)

COMPREHENSIVE INCOME (LOSS), NET OF TAX,
ATTRIBUTABLE TO IHC	$26,787	$(11,647)	$26,818

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data)

				ACCUMULATED					NON-
				OTHER				TOTAL IHC	CONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY
BALANCE DECEMBER 31, 2011	18,450,917	$18,451	$126,298	$7,853	(398,257)	$(3,277)	$111,752	$261,077	$15,067	$276,144
Net income							19,661	19,661	2,950	22,611
Other comprehensive income, net of tax				7,157				7,157	118	7,275
Repurchase of common stock					(130,781)	(1,256)		(1,256)	-	(1,256)
Purchases of noncontrolling interests			29	3				32	(90)	(58)
Common stock dividend ($.07 per share)							(1,271)	(1,271)	-	(1,271)
Share-based compensation expense and related tax benefits	11,075	11	233					244	-	244
Distributions to noncontrolling interests								-	(890)	(890)
Other capital transactions			29				11	40	8	48

BALANCE AT DECEMBER 31, 2012	18,461,992	18,462	$126,589	15,013	(529,038)	(4,533)	130,153	285,684	17,163	302,847
Net income							13,779	13,779	1,477	15,256
Other comprehensive loss, net of tax				(25,426)				(25,426)	(665)	(26,091)
Repurchase of common stock					(334,305)	(3,636)		(3,636)	-	(3,636)
Purchases of noncontrolling interests			(1,168)	(59)				(1,227)	(7,598)	(8,825)
Common stock dividend ($.07 per share)							(1,241)	(1,241)	-	(1,241)
Share-based compensation expense and related tax benefits	61,741	62	792					854	-	854
Distributions to noncontrolling interests								-	(888)	(888)
Other capital transactions			26				(22)	4	26	30

BALANCE AT DECEMBER 31, 2013	18,523,733	18,524	126,239	(10,472)	(863,343)	(8,169)	142,669	268,791	9,515	278,306
Net income							16,293	16,293	628	16,921
Other comprehensive income, net of tax				10,494				10,494	199	10,693
Repurchase of common stock					(296,775)	(3,972)		(3,972)	-	(3,972)
Common stock dividend ($.07 per share)							(1,223)	(1,223)	-	(1,223)
Share-based compensation expense and related tax benefits	7,425	7	756					763	-	763
Distributions to noncontrolling interests								-	(472)	(472)
Other capital transactions			103				(72)	31	55	86

BALANCE AT DECEMBER 31, 2014	18,531,158	$18,531	$127,098	$22	(1,160,118)	$(12,141)	$157,667	$291,177	$9,925	$301,102

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
YEARS ENDED DECEMBER 31,
	2014	2013	2012
Cash Flows Provided By (Used By) Operating Activities:
Net income	$16,921	$15,256	$22,611
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	4,941	15,132	6,566
Net realized investment gains	(7,688)	(19,750)	(5,099)
Other-than-temporary impairment losses	-	-	704
Equity income from equity method investments	(1,106)	(2,506)	(1,435)
Depreciation and amortization	3,932	4,577	4,228
Share-based compensation expenses	820	1,001	832
Deferred tax expense (benefits)	5,628	8,692	(1,200)
Other	8,629	4,573	7,010
Changes in assets and liabilities:
Net (sales) purchases of trading securities	(4,719)	1,603	(1,289)
Change in insurance liabilities	(94,876)	36,136	(137,440)
Additions to deferred acquisition costs	(6,223)	(5,827)	(5,795)
Change in amounts due from reinsurers	101,987	(213,349)	1,011
Change in premium and claim funds	4,800	3,243	3,008
Change in current income tax liability	2,241	(951)	1,673
Change in due and unpaid premiums	(3,193)	(10,005)	(12,089)
Change in other assets	2,580	(219)	(1,807)
Change in other liabilities	(7,343)	78	3,117
Net change in cash from operating activities	27,331	(162,316)	(115,394)

Cash Flows Provided By (Used By) Investing Activities:
Net (purchases) sales of securities under resale and repurchase agreements	5,804	11,362	(16,698)
Sales of equity securities	288	11,529	14,689
Purchases of equity securities	(1,228)	(7,517)	(7,354)
Sales of fixed maturities	353,143	551,756	483,092
Maturities and other repayments of fixed maturities	45,091	57,090	74,416
Purchases of fixed maturities	(421,285)	(462,823)	(412,753)
Change in other investments	-	-	1,080
Cash paid in acquisitions of companies, net of cash acquired	-	-	(243)
Other investing activities	2,334	20,292	(13,362)
Net change in cash from investing activities	(15,853)	181,689	122,867

Cash Flows Provided By (Used By) Financing Activities:
Repurchases of common stock	(3,972)	(3,636)	(1,244)
Cash paid in acquisitions of noncontrolling interests	-	(8,825)	(58)
Proceeds (withdrawals) of investment-type insurance contracts	(2,988)	(3,262)	3,320
Repayment of debt	(2,000)	(2,000)	(2,000)
Dividends paid	(1,233)	(620)	(1,681)
Proceeds from exercise of stock options	-	430	-
Other financing activities	(431)	(1,176)	(92)

Net change in cash from financing activities	(10,624)	(19,089)	(1,755)

Net change in cash and cash equivalents	854	284	5,718
Cash and cash equivalents, beginning of year	24,229	23,945	18,227

Cash and cash equivalents, end of year	$25,083	$24,229	$23,945

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 52.7% of IHC's outstanding common stock at December 31, 2014.

(B)

Consolidation

American Independence Corp

At December 31, 2014, the Company owned approximately 90% of the outstanding common stock of American Independence Corp. ("AMIC"). AMIC is an insurance holding company engaged in the insurance and reinsurance business. The Company has increased its ownership in AMIC through various transactions described below. Because IHC had a controlling interest in AMIC prior to these transactions, these purchases and acquisitions were accounted for as equity transactions. Accordingly, any differences between the fair value of the consideration paid and the carrying value of the noncontrolling interests acquired were recognized as changes in IHC’s equity.

In 2013, IHC’s ownership in AMIC increased to 90% as a result of: (i) share repurchases by AMIC; and (ii) a tender offer whereby IHC purchased tendered shares of AMIC common stock for cash.

In 2012, IHC purchased shares of AMIC common stock increasing its ownership interest in AMIC to 78.6% as of December 31, 2012.

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of any changes in the Company’s ownership interests in its subsidiaries on the equity attributable to IHC for the years indicated (in thousands).

	2014	2013	2012

Changes in IHC’s paid-in capital:
Purchases of AMIC shares	$-	$(1,571)	$29
Repurchases of shares by AMIC	-	403	-

Net transfers from noncontrolling interests	$-	$(1,168)	$29

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

 (F)

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("resale agreements") are carried at the amounts at which the securities will be subsequently resold as specified in the agreements. Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 2014, the Company had $16,790,000 invested in resale agreements, all of which settled on January 2, 2015 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

(G)

Investment Securities

(i) Investments in fixed maturities, redeemable preferred securities and equity securities are accounted for as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value").  Changes in fair value are credited or charged, as appropriate, to net realized investment gains (losses) in the Consolidated Statements of Income.

(b) Securities not held for trading purposes which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary, net of deferred income taxes and adjustments to deferred policy acquisition costs, are credited or charged, as appropriate, to other comprehensive income or loss. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity.

(ii) Gains or losses on sales of securities are determined on the basis of specific identification and are recorded in net realized investment gains (losses) in the Consolidated Statements of Income on the trade date.

(iii) Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments. Most of the securities in our portfolio are classified in either Level 1 or Level 2 of the Fair Value Hierarchy.

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

(iv) The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. The factors considered by management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows;

whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss). It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are recorded in other comprehensive income (loss).

(H)

Other Investments

Investment partnership interests relate to limited investment partnerships that are relatively insensitive to interest rates. All securities held by these partnerships are carried at fair value with changes in fair value credited or charged, as appropriate, to the Consolidated Statements of Income. The

Company's investment partnership interests are carried at a value which approximates the Company's equity in the underlying net assets of the partnerships or the equivalent of the net asset value per share. Operating partnership interests relate to insurance related limited operating partnerships. The Company's operating partnership interests are carried on the equity method which approximates the Company's equity in the underlying net assets of the partnership. Equity income or loss on partnership interests are credited or charged, as appropriate, to the Consolidated Statements of Income.

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

Deferred acquisition costs have been increased (decreased) by $(323,000), $5,681,000 and $(2,930,000) in 2014, 2013 and 2012 respectively, representing the amortization of DAC due to unrealized gains and losses on investment securities available-for-sale. A corresponding increase or decrease was recorded in other comprehensive income or loss.

(J)

Property and Equipment

Property and equipment of $3,086,000 and $3,815,000 are included in other assets at December 31, 2014 and 2013, respectively, net of accumulated depreciation and amortization of $14,030,000 and $13,090,000, respectively.

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

Policy Benefits and Claims

All of the Company’s short-duration contracts are generated from its accident, health, disability and pet insurance business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-

duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2014 and 2013. Changes in the Company's policy benefits and claims estimates are generally recorded through a charge or credit to its earnings.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2014 and 2013. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

 Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 3.0% to 8.0% in 2014, 2.5% to 8.0% in 2013, and 2.7% to 8.0% in 2012.

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

(M)

Derivative Instruments

All derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet as assets or liabilities at fair value. Hedge accounting is permitted only if certain criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Results of effective hedges are recognized in other comprehensive income or loss for cash flow hedges. The ineffective portions of hedge results are recognized in current earnings.

At December 31, 2014, the Company had an interest rate swap agreement that converts an outstanding term loan from a variable rate to a fixed rate. This agreement was designated and effective as a cash flow hedge. The objective of the swap is to reduce the variability in cash flows associated with the re-pricing of interest rates on certain variable rate debt. Changes in fair value of the swap were recorded through other comprehensive income or loss.

(N)

Deferred Income Taxes

The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax bases of existing assets and liabilities in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized for the portion of deferred tax assets that, in management's judgment, is not likely to be realized.  A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The effect on deferred income taxes of a change in tax rates or laws is recognized in income tax expense in the period that includes the enactment date.

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

 (Q)

 Participating Policies

Participating policies represented 13.7%, 11.7% and 11.4% of the individual life insurance in-force and provide for the payment of dividends.

Dividends to policyholders are determined annually and are payable only upon declaration by the Board of Directors of the insurance companies.

 (R)

Income Per Common Share

Included in the diluted earnings per share calculation for 2014, 2013 and 2012 are 165,000, 113,000 and 109,000 incremental common shares, respectively, primarily from the dilutive effect of share-based payment awards, computed using the treasury stock method.

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

(T)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance for the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of this guidance, effective January 1, 2014, did not have an effect on the Company’s consolidated financial statements.

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update became effective January 1, 2014 and in accordance with the provisions, IHC recorded the estimated gross liability for the mandated fees payable to the Federal Government of $1,500,000 and the corresponding deferred cost in the first quarter of 2014. The amounts were recorded in accounts payable, accruals and other liabilities and in other assets, respectively, on the Consolidated Balance Sheet. Upon final assessment in June 2014, the Company increased its gross liability for the mandated fees payable to the Federal Government to $1,816,000. The deferred asset was amortized ratably over the calendar year to selling, general and administrative expense in the Consolidated Statement of Income.

Recently Issued Accounting Standards Not Yet Adopted

In February 2015, the FASB issued guidance that modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities for the purpose of consolidation. For public entities, this guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. Management has not yet determined the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

Note 2.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	December 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$264,162	$1,076	$(3,314)	$261,924
CMOs - residential (1)	5,073	55	(22)	5,106
CMOs - commercial	975	-	(22)	953
U.S. Government obligations	22,766	126	-	22,892
Agency MBS - residential (2)	65	4	-	69
GSEs (3)	14,706	36	(86)	14,656
States and political subdivisions	238,514	3,253	(2,386)	239,381
Foreign governments	34,863	136	(299)	34,700
Redeemable preferred stocks	4,036	163	-	4,199

Total fixed maturities	$585,160	$4,849	$(6,129)	$583,880

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$8,452	$1,452	$(147)	$9,757
Nonredeemable preferred stocks	4,004	134	-	4,138

Total equity securities	$12,456	$1,586	$(147)	$13,895

	December 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$215,412	$1,315	$(7,467)	$209,260
CMOs - residential (1)	2,457	8	(8)	2,457
CMOs - commercial	975	-	(382)	593
U.S. Government obligations	15,596	271	(6)	15,861
Agency MBS - residential (2)	79	4	-	83
GSEs (3)	28,484	4	(340)	28,148
States and political subdivisions	256,645	2,435	(9,377)	249,703
Foreign governments	34,437	20	(2,107)	32,350
Redeemable preferred stocks	4,036	74	(278)	3,832

Total fixed maturities	$558,121	$4,131	$(19,965)	$542,287

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$7,517	$328	$(70)	$7,775
Nonredeemable preferred stocks	4,004	58	(34)	4,028

Total equity securities	$11,521	$386	$(104)	$11,803

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs’) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2014, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$14,551	$14,440
Due after one year through five years	98,027	97,605
Due after five years through ten years	216,203	215,401
Due after ten years	236,568	236,678
CMOs and MBSs	19,811	19,756

	$585,160	$583,880

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	December 31, 2014

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$77,868	$1,473	$69,498	$1,841	$147,366	$3,314
CMO’s - residential	2,062	16	1,562	6	3,624	22
CMOs - commercial	-	-	953	22	953	22
GSEs	-	-	9,581	86	9,581	86
States and political subdivisions	58,819	744	67,318	1,642	126,137	2,386
Foreign governments	21,148	171	12,229	128	33,377	299
Total fixed maturities	159,897	2,404	161,141	3,725	321,038	6,129

Common stocks	2,007	136	348	11	2,355	147
Total equity securities	2,007	136	348	11	2,355	147

Total temporarily impaired
securities	$161,904	$2,540	$161,489	$3,736	$323,393	$6,276

Number of securities in an
unrealized loss position	70		46		116

	December 31, 2013

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$124,531	$5,340	$21,070	$2,127	$145,601	$7,467
CMO’s - residential	2,047	8	-	-	2,047	8
CMOs - commercial	-	-	593	382	593	382
U.S. Government obligations	493	6	-	-	493	6
GSEs	22,731	123	5,360	217	28,091	340
States and political subdivisions	149,704	7,312	32,983	2,065	182,687	9,377
Foreign governments	27,587	1,766	3,523	341	31,110	2,107
Redeemable preferred stocks	3,485	278	-	-	3,485	278
Total fixed maturities	330,578	14,833	63,529	5,132	394,107	19,965

Common stocks	2,589	70	-	-	2,589	70
Nonredeemable preferred stocks	2,625	34	-	-	2,625	34
Total equity securities	5,214	104	-	-	5,214	104

Total temporarily impaired
securities	$335,792	$14,937	$63,529	$5,132	$399,321	$20,069

Number of securities in an
unrealized loss position	126		27		153

Substantially all of the unrealized losses on fixed maturities available-for-sale at December 31, 2014 and December 31, 2013 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	2014	2013	2012

Fixed maturities	$18,504	$22,667	$27,785
Equity securities	943	1,065	1,967
Short-term investments	74	118	194
Policy loans	813	1,020	1,542
Partnership interests	1,101	2,506	2,027
Other	336	291	5

Investment income, gross	21,771	27,667	33,520
Investment expenses	(79)	(196)	(164)

Net investment income	$21,692	$27,471	$33,356

The following table summarizes the Company’s net realized investment gains (losses) for the years indicated (in thousands):

	2014	2013	2012

Available-for-sale securities:
Fixed maturities	$7,642	$17,664	$5,428
Common stocks	(5)	-	419
Preferred stocks	-	177	(495)
Total available-for-sale securities	7,637	17,841	5,352

Trading securities	506	1,619	79
Total realized gains	8,143	19,460	5,431

Unrealized gains (losses) on trading securities:
Available-for-sale securities transferred
to trading category	-	-	138
Change in unrealized gains (losses) on trading securities	(451)	94	(26)
Total unrealized gains (losses) on trading securities	(451)	94	112

Gains (losses) on other investments	(4)	196	(444)

Net realized investment gains	$7,688	$19,750	$5,099

For the years ended December 31, 2014, 2013 and 2012, proceeds from sales of available-for-sale securities were $355,470,000, $563,285,000 and $497,782,000, respectively, and the company realized gross gains of $9,289,000, $21,889,000 and $10,629,000, respectively, and gross losses of $741,000, $2,902,000 and $3,868,000, respectively, on those sales.

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

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the years indicated (in thousands):

	2014	2013	2012

Balance at beginning of year	$473	$1,976	$2,555
Credit losses during the period for which an other-
than-temporary loss was not previously recognized	-	-	473
Additional credit losses for which an other-than-temporary
loss was previously recognized	-	-	148
Securities sold	-	(1,503)	(1,200)

Balance at end of period	$473	$473	$1,976

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at both December 31, 2014 and 2013 consists of $335,000 related to CMO securities.

Note 3.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($4,000,000 and $6,000,000 December 31, 2014 and December 31, 2013, respectively), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At December 31, 2014 and 2013, the fair value of interest rate swap was $83,000 and $204,000, respectively, which is included in other liabilities on the accompanying Consolidated Balance Sheets. See Note 4 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap.

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

Investments in fixed maturities and equity securities:

Available-for-sale securities included in Level 1 are equities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, collateralized mortgage obligations, municipals and GSEs that were priced with observable market inputs. Level 3 securities consist primarily of CMO securities backed by commercial mortgages and municipal tax credit strips.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Significant unobservable inputs used in the fair value measurement of CMO’s are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates. Further we retain independent pricing vendors to assist in valuing certain instruments.

Trading securities:

Trading securities included in Level 1 are equity securities with quoted market prices.

Interest rate swap:

The financial liability included in Level 2 consists of an interest rate swap on IHC debt.  It is valued using market observable inputs including market price, interest rate, and volatility within a Black-Scholes model.

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$261,924	$-	$261,924
CMOs – residential	-	5,106	-	5,106
CMOs – commercial	-	-	953	953
US Government obligations	-	22,892	-	22,892
Agency MBS - residential	-	69	-	69
GSEs	-	14,656	-	14,656
States and political subdivisions	-	237,067	2,314	239,381
Foreign government	-	34,700	-	34,700
Redeemable preferred stocks	4,199	-	-	4,199
Total fixed maturities	4,199	576,414	3,267	583,880

Equity securities available-for-sale:
Common stocks	9,757	-	-	9,757
Nonredeemable preferred stocks	4,138	-	-	4,138
Total equity securities	13,895	-	-	13,895

Trading securities - equities	11,095	-	-	11,095
Total trading securities	11,095	-	-	11,095

Total Financial Assets	$29,189	$576,414	$3,267	$608,870

FINANCIAL LIABILITIES:
Interest rate swap	$-	$83	$-	$83

	December 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$209,260	$-	$209,260
CMOs – residential	-	2,457	-	2,457
CMOs – commercial	-	-	593	593
US Government obligations	-	15,861	-	15,861
Agency MBS - residential	-	83	-	83
GSEs	-	28,148	-	28,148
States and political subdivisions	-	247,262	2,441	249,703
Foreign government	-	32,350	-	32,350
Redeemable preferred stocks	3,832	-	-	3,832
Total fixed maturities	3,832	535,421	3,034	542,287

Equity securities available-for-sale:
Common stocks	7,775	-	-	7,775
Nonredeemable preferred stocks	4,028	-	-	4,028
Total equity securities	11,803	-	-	11,803

Trading securities - equities	7,125	-	-	7,125
Total trading securities	7,125	-	-	7,125

Total Financial Assets	$22,760	$535,421	$3,034	$561,215

FINANCIAL LIABILITIES:
Interest rate swap	$-	$204	$-	$204

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

	CMOs		States and
			Political
	Residential	Commercial	Subdivisions	Total

Balance at December 31, 2012	$14,053	$570	$2,558	$17,181

Gains (losses) included in earnings:
Net realized investment gains	7,133	-	-	7,133

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	(7,064)	23	(78)	(7,119)

Sales of securities	(13,108)	-	-	(13,108)
Repayments and amortization of fixed maturities	(1,014)	-	(39)	(1,053)

Balance at December 31, 2013	-	593	2,441	3,034

Gains (losses) included in earnings:
Net realized investment gains	-	-	-	-

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	-	360	(58)	302

Sales of securities	-	-	-	-
Repayments and amortization of fixed maturities	-	-	(69)	(69)

Balance at December 31, 2014	$-	$953	$2,314	$3,267

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	December 31, 2014		December 31, 2013
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$13,356	$10,667	$14,177	$11,328

FINANCIAL LIABILITIES:
Funds on deposit	$187,213	$186,782	$274,773	$274,826
Debt and junior subordinated
debt securities	$42,146	$42,146	$44,146	$44,146

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

Note 5.

Other Investments

Other investments consist of the following for the periods indicated (in thousands):

	December 31,
	2014	2013

Policy loans	$10,667	$11,328
Partnership interests	12,033	12,149
Investment in trust subsidiaries	1,146	1,146
Other	1,405	500

	$25,251	$25,123

Note 6.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $50,318,000 at December 31, 2014 and 2013. See Note 16 for goodwill carrying amounts by segment.

At December 31, 2014, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2014, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 57% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

The Company has net other intangible assets of $12,135,000 and $14,767,000 at December 31, 2014 and 2013, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization. The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	December 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$22,725	$18,567	$22,725	$15,935
Total finite-lived	$22,725	$18,567	$22,725	$15,935

	December 31,
	2014	2013
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Amortization expense was $2,632,000, $3,220,000 and $2,840,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for each of the next five years is as follows (in thousands):

Amortization
Year	Expense

2015	$1,560
2016	1,119
2017	749
2018	494
2019	204

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

		ASSUMED	CEDED
	GROSS	FROM OTHER	TO OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT

Premiums Earned:

December 31, 2014
Accident and health	$482,511	$52,063	$116,163	$418,411
Life and annuity	44,407	6,128	20,214	30,321
Property and liability	30,477	-	161	30,316
	$557,395	$58,191	$136,538	$479,048

December 31, 2013
Accident and health	$461,336	$85,627	$102,053	$444,910
Life and annuity	46,416	6,654	20,820	32,250
Property and liability	18,845	-	14	18,831
	$526,597	$92,281	$122,887	$495,991

December 31, 2012
Accident and health	$396,805	$60,232	$140,653	$316,384
Life and annuity	47,790	7,538	18,916	36,412
Property and liability	3,271	-	-	3,271
	$447,866	$67,770	$159,569	$356,067

Insurance benefits, claims and reserves:

December 31, 2014	$276,634	$50,441	$1,040	$326,035
December 31, 2013	$374,865	$82,337	$102,412	$354,790
December 31, 2012	$301,734	$56,405	$113,348	$244,791

Effective May 31, 2013, Madison National Life entered into a coinsurance agreement with an unaffiliated reinsurer, Guggenheim Life and Annuity Company, to cede approximately $218,633,000 of life and annuity reserves and, in accordance with its terms, transferred net cash and other assets, with an aggregate value of $215,137,000, to the reinsurer during the second quarter of 2013. As a result of this transaction, the Company: (i) recorded estimated amounts due from reinsurers of $218,296,000; (ii) recorded $6,643,000 of estimated deferred expenses (included in other assets) which will be amortized over the life of the underlying reinsured contracts; and (iii) wrote-off $9,307,000 of deferred acquisition costs associated with this block of policies. The write-off was more than offset by gains realized by the Company in the transaction, most of which resulted from the required sale and transfer of invested assets. During 2014, a large portion of the reserves were transferred to the reinsurer in accordance with the terms of an assumption agreement.

Effective January 26, 2012, Standard Security Life entered into a coinsurance agreement with an unaffiliated reinsurer, First Security Benefit Life Insurance and Annuity Company of New York, to cede group annuity reserves. In accordance with the agreement, Standard Security Life transferred $143,537,000 of cash in the first quarter of 2012 and recorded a corresponding amount as due from reinsurers. The Company received final approval from the New York State Insurance Department to convert the transfer from a coinsurance to an assumption agreement which contractually relieves Standard Security Life of liability with regards to the policies. During the third quarter of 2012, a significant portion of the reserves were assumed by the reinsurer.

Note 8.

Policy Benefits and Claims

Summarized below are the changes in the liability for policy benefits and claims for the periods indicated (in thousands).

	2014	2013	2012

Balance at beginning of year	$237,754	$194,480	$192,987
Less: reinsurance recoverable	72,772	78,629	83,137
Net balance at beginning of year	164,982	115,851	109,850

Amount assumed	-	15,384	-

Amount incurred, related to:
Current year	303,973	324,040	213,818
Prior years	(4,552)	(3,230)	(8,908)

Total incurred	299,421	320,810	204,910

Amount paid, related to:
Current year	192,001	207,315	130,386
Prior years	114,130	79,748	68,523

Total paid	306,131	287,063	198,909

Net balance at end of year	158,272	164,982	115,851
Plus: reinsurance recoverable	78,531	72,772	78,629
Balance at end of year	$236,803	$237,754	$194,480

The preceding schedule reflects:  (i) the due and unpaid; (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The overall net favorable development of $4,552,000 in 2014 related to prior years consists of favorable developments of $3,830,000 in the group disability reserves, $448,000 in other individual accident and health reserves and $378,000 in the Fully Insured Health reserves partially offset by an unfavorable development of $104,000 in Medical Stop-Loss reserves. The overall net favorable development of $3,230,000 in 2013 related to prior years consists of favorable developments of $4,269,000 in the group disability reserves and $1,069,000 in other individual accident and health reserves partially offset by an unfavorable developments of $2,000,000 in Medical Stop-Loss reserves and $108,000 in the Fully Insured Health reserves. The net favorable development in 2012 for prior years of $8,908,000 is primarily the result of $2,968,000 of net favorable developments in Medical Stop-Loss reserves, $375,000 in the Fully Insured Health reserves, $4,508,000 in the group disability reserves and $1,057,000 in all other reserves.

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

Note 9.

Debt and Junior Subordinated Debt Securities

(A)

Debt

In July 2011, a subsidiary of IHC amended its amortizing term loan with a commercial bank and increased its outstanding debt to $10,000,000. The amortizing term loan, as amended: (i) matures on July 1, 2016; (ii) bears a variable interest rate of Libor plus 3.35%; and (iii) requires principal payments in the amount of $2,000,000 annually, commencing on July 1, 2012 through maturity. The Company simultaneously entered into an interest rate swap with the commercial bank lender effectively fixing the rate at 4.95%. See Note 3 for further discussion pertaining to the interest rate swap. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life, Standard Security Life and the assets of such subsidiary of IHC. At December 31, 2014 and 2013, there was $4,000,000 and $6,000,000, respectively, of outstanding debt under this amortizing term loan.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2014 and 2013 (in thousands):

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

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary and, therefore, the trusts are unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recorded liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries (included in other investments on the accompanying Consolidated Balance Sheets) at both December 31, 2014 and 2013. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, 400  basis points over the three-month LIBOR, (4.23% at December 31, 2014); Independence Preferred Trust II, 390 basis points over the three-month LIBOR, (4.13% at December 31, 2014); and Independence Preferred Trust III, 350 basis points over the three-month LIBOR (3.74% at December 31, 2014).

The capital securities are mandatorily redeemable upon maturity. The Company has the right to redeem the capital securities, in whole or in part without penalties with respect to Independence Preferred Trust I, Independence Preferred Trust II and Independence Preferred Trust III. The redemption price would be 100% (without penalty) of the principal amount plus accrued and unpaid interest.

Cash payments for interest on debt and junior subordinated debt securities were $1,804,000 $1,923,000 and $2,107,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 10.

Income Taxes

IHC and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. Prior to January 15, 2013, AMIC and its subsidiaries filed a separate consolidated Federal income tax return on a September 30 fiscal year. The provision for income tax expense (benefit) attributable to income from operations, as shown in the Consolidated Statements of Income, is as follows for the years indicated (in thousands):

	2014	2013	2012

CURRENT:
U.S. Federal	$20	$(1,500)	$2,555
State and Local	743	1,206	648
	763	(294)	3,203

DEFERRED:
U.S. Federal	5,317	8,805	(1,188)
State and Local	311	(113)	(12)
	5,628	8,692	(1,200)

	$6,391	$8,398	$2,003

Taxes computed at the Federal statutory rate of 35% in 2014, 2013 and 2012, attributable to pretax income, are reconciled to the Company's actual income tax expense as follows for the years indicated (in thousands):

	2014	2013	2012

Tax computed at the statutory rate	$8,159	$8,279	$8,615
Dividends received deduction and tax
exempt interest	(1,384)	(849)	(1,336)
State and local income taxes, net of Federal effect	685	710	414
Health insurance excise tax	696	-	-
Health insurer compensation limit	661	-	-
AMIC valuation allowance adjustment	(2,500)	-	(5,900)
Other, net	74	258	210

Income tax expense	$6,391	$8,398	$2,003

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2014 and 2013 are summarized below (in thousands). The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. IHC and its subsidiaries, excluding AMIC, have certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on its deferred tax assets at December 31, 2014 or 2013. The net deferred tax asset relative to AMIC included in other assets on IHC’s Consolidated Balance Sheets at December 31, 2014 and 2013 was $11,517,000 and $10,689,000, respectively.

	2014	2013
DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$754	$484
Unrealized losses on investment securities	54	5,398
Investment write-downs	222	222
Loss carryforwards	102,478	109,463
Insurance reserves	366	392
Other	5,790	7,222
Total gross deferred tax assets	109,664	123,181
Less AMIC valuation allowance	(73,849)	(76,911)

Net deferred tax assets	35,815	46,270

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(10,712)	(10,376)
Insurance reserves	(6,856)	(6,183)
Unrealized gains on investment securities	(78)	-
Other	(12,702)	(13,805)

Total gross deferred tax liabilities	(30,348)	(30,364)

Net deferred tax asset	$5,467	$15,906

As of December 31, 2014, IHC and its non-life subsidiaries, excluding AMIC, had NOL carryforwards arising from limitations on offsetting non-life insurance company losses against life insurance company income. The non-life insurance company Federal NOL carryforwards amount to approximately $24,418,000 at December 31, 2014, which expire in varying amounts between 2029 and 2032. Madison National Life had Federal NOL carryforwards of approximately $4,392,000 at December 31, 2014 expiring in 2033 and 2034.

At December 31, 2014, AMIC had Federal NOL carryforwards of approximately $263,985,000 which expire in varying amounts through the year 2028 with a significant portion expiring in 2020.

AMIC’s valuation allowance at December 31, 2014 and 2013 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable. During the years ended December 31, 2014 and 2013, AMIC decreased its valuation allowance by $3,062,000 and $1,661,000, respectively. The valuation allowance decrease in the year ended December 31, 2014 included $2,500,000 for the projected utilization of Federal net operating losses allocated to operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, and AMIC, will realize the benefits of these net deferred tax assets recorded at December 31, 2014. As of December 31, 2014, IHC and its subsidiaries, and AMIC, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

Interest expense and penalties for the years ended December 31, 2014, 2013 and 2012 are insignificant.

Net cash payments (receipts) for income taxes were $(2,448,000), $(387,000) and $550,000 in 2014, 2013 and 2012, respectively.

Note 11.

Stockholders’ Equity

Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share, none of which was issued as of December 31, 2014 and 2013.

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

Treasury Stock

In 1991, IHC initiated a program of repurchasing shares of its common stock. In August 2014, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. The Company has repurchased 296,775, 334,305 and 100,246 shares in 2014, 2013 and 2012, respectively.  All of the shares repurchased have been either retired, reissued, or have become treasury shares. At December 31, 2014, there were 468,218 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

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

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the years indicated were as follows (in thousands):

	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Balance at December 31, 2011	$8,150	$(297)	$7,853

Other comprehensive income (loss) before reclassifications	10,480	79	10,559
Amounts reclassified from accumulated OCI	(3,284)	-	(3,284)
Net other comprehensive income (loss)	7,196	79	7,275

Less: Other comprehensive income attributable
to noncontrolling interests	(118)	-	(118)
Acquired from noncontrolling interests	3	-	3

Balance at December 31, 2012	15,231	(218)	15,013

Other comprehensive income (loss) before reclassifications	(14,361)	96	(14,265)
Amounts reclassified from accumulated OCI	(11,826)	-	(11,826)
Net other comprehensive income (loss)	(26,187)	96	(26,091)

Less: Other comprehensive loss attributable
to noncontrolling interests	665	-	665
Acquired from noncontrolling interests	(59)	-	(59)

Balance at December 31, 2013	(10,350)	(122)	(10,472)

Other comprehensive income (loss) before reclassifications	15,872	72	15,944
Amounts reclassified from accumulated OCI	(5,251)	-	(5,251)
Net other comprehensive income (loss)	10,621	72	10,693

Less: Other comprehensive loss attributable
to noncontrolling interests	(199)	-	(199)

Balance at December 31, 2014	$72	$(50)	$22

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the years indicated (in thousands):

	2014	2013	2012

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$7,637	$17,841	$5,490
Net impairment losses recognized in earnings	-	-	(704)

Income before income tax	7,637	17,841	4,786
Tax effect	2,386	6,015	1,502

Net income	$5,251	$11,826	$3,284

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

At December 31, 2014, there were 377,286 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the IHC plans  by award type for each of the years indicated (in thousands):

	2014	2013	2012
IHC’s Share-based Compensation Plan:
Stock options	$669	$210	$237
Restricted stock units	85	66	45
SARs	14	698	428
Performance awards	-	(15)	89

Share-based compensation expense, pre-tax	768	959	799
Tax benefits	306	382	319

Share-based compensation expense, net	$462	$577	$480

Stock Options

The Company’s stock option activity during 2014 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2013	616,858	$9.35
Expired	(2,178)	14.75
December 31, 2014	614,680	$9.33

No options were granted in 2014, 2013 or 2012. In May 2014, option agreements affecting 15 employees were modified to extend the expirations of their terms from 2015 to 2017 and as a result, the Company recorded incremental compensation costs of $405,000. In 2013, the Company received $430,000 in cash from the exercise of stock options with an aggregate intrinsic value of $243,000 and realized $85,000 of tax benefits. In March 2013, option agreements affecting 5 employees were modified to extend the expiration term 5 years. The incremental cost of the modified awards was $618,000, which is being recognized over the new 2-year vesting period starting from the date of the modification.

The following table summarizes information regarding outstanding and exercisable options:

	December 31, 2014
	Outstanding	Exercisable

Number of options	614,680	532,180
Weighted average exercise price per share	$9.33	$9.23
Aggregate intrinsic value for all options (in thousands)	$2,838	$2,512
Weighted average contractual term remaining	2.3 years	2.2 years

As of December 31, 2014, the total unrecognized compensation expense related to non-vested stock options was $55,000, which is expected to be recognized over the remaining requisite weighted average service period of 0.21 years.

Restricted Stock

The following table summarizes IHC’s restricted stock activity for the year ended December 31, 2014:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2013	14,850	$10.60
Granted	7,425	13.27
Vested	(7,425)	10.30

December 31, 2014	14,850	$12.09

IHC granted 7,425 restricted stock units during each of the years ended December 31, 2014, 2013 and 2012, with weighted-average grant-date fair values of $13.27, $11.66 and $9.39 per share, respectively. The total fair value of restricted stock that vested in 2014, 2013 and 2012 was $103,000, $69,000 and $40,000, respectively.

At December 31, 2014, the total unrecognized compensation cost related to non-vested restricted stock awards was $131,000 which is expected to be recognized as compensation expense over a weighted average period of 1.8 years.

SARs and Share-Based Performance Awards

IHC had 136,850 and 251,800 SAR awards outstanding at December 31, 2014 and 2013, respectively. During 2014, 112,200 SARs were exercised with an aggregate intrinsic value of $529,000; and 2,750 SARs were forfeited. During 2013, 14,850 SARs were exercised with an aggregate intrinsic value of $74,000; and 3,300 SARs were forfeited. During 2012, the Company granted 56,000 SAR awards; 13,750 SARs were exercised with an aggregate intrinsic value of $33,000; and 2,750 SARs were forfeited.  Included in Other Liabilities in the Company’s Consolidated Balance Sheets at December 31, 2014 and December 31, 2013 are liabilities of $791,000 and $1,307,000, respectively, pertaining to SARs.

In the past, other share-based compensation awards have included performance awards. These programs were discontinued in 2013. The intrinsic value of share-based performance awards paid during the years ended December 31, 2013 and 2012 was $83,000 and $57,000, respectively.

B)

AMIC Share-Based Compensation Plans

Effective July 1, 2009, AMIC implemented the 2009 Stock Incentive Plan (“AMIC 2009 Plan”), which the AMIC stockholders approved on June 19, 2009.  The AMIC 2009 Plan was preceded by the 1988 Stock Incentive Plan which expired by its terms in 2008. The AMIC 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the AMIC 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting ratably over four years. At December 31, 2014, stock options for 166,616 common stock shares were outstanding, stock options for 148,837 common stock shares were vested, and 6,490,553 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under AMIC’s 1998 Plan prior to its expiration are still in effect.

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the years indicated (in thousands):

	2014	2013	2012
AMIC’s Share-based Compensation Plans:
Stock options	$52	$42	$33

Share-based compensation expense, pre-tax	52	42	33
Tax benefits	18	15	11

Share-based compensation expense, net	$34	$27	$22

Stock Options

AMIC’s stock option activity during 2014 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2013	222,285	$11.46
Granted	13,334	10.80
Exercised	(6,667)	4.87
Expired	(62,336)	14.58
December 31, 2014	166,616	$10.50

The following table summarizes information regarding AMIC’s outstanding and exercisable options:

	December 31, 2014
	Outstanding	Exercisable

Number of options	166,616	148,837
Weighted average exercise price per share	$10.50	$10.64
Aggregate intrinsic value for all options (in thousands)	$217	$196
Weighted average contractual term remaining	3.18 years	2.48 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average grant-date fair-value of options granted during the years ended December 31, 2014 and 2013 was $5.70 and $4.04. No options were granted in 2012. The assumptions set forth in the table below were used to value the stock options granted during the periods:

	2014	2013

Weighted-average risk-free interest rate	2.72%	2.30%
Annual dividend rate per share	-	-
Weighted-average volatility factor of the Company's common stock	38.27%	45.00%
Weighted-average expected term of options	5 years	5 years

During 2014, AMIC received $33,000 in cash from the exercise of stock options with an aggregate intrinsic value of $38,000. No options were exercised during the years ended December 31, 2013 or 2012.

As of December 31, 2014, the total unrecognized compensation expense related to AMIC’s non-vested options was $83,000 which will be recognized over the remaining requisite service periods.

Note 13.

Commitments and Contingencies

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2014, 2013 and 2012 for operating leases was $3,403,000, $3,470,000 and $3,750,000, respectively.

 The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2014 are as follows (in thousands):

2015	$3,291
2016	2,723
2017	1,206
2018	790
2019	118
2020 and thereafter	29

Total	$8,157

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

Note 14.

Concentration of Credit Risk

At December 31, 2014, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies and mortgage-backed securities issued by GSEs, as summarized in Note 2.

Fixed maturities with a carrying value of $12,523,000 and $12,637,000 were on deposit with various state insurance departments at December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company had net receivables of $115,188,000, $40,581,000 and $42,534,000 from three different reinsurers, Guggenheim Life and Annuity Company, Markel Bermuda, Ltd. and RGA Reinsurance Company, respectively, which are rated B++, A and A+, respectively, by A.M. Best.  These are the only reinsurers with net receivables that individually exceed 10% of the stockholders' equity of the Company. The Company believes that these receivables are fully collectible.

Note 15.

Dividend Payment Restrictions and Statutory Information

Our insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2014, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $25,507,000 in 2015 without obtaining regulatory approval. There are no regulatory restrictions on the ability of our holding company, IHC, to pay dividends. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends to shareholders are paid from funds available at the corporate holding company level.

Non-“extraordinary” dividend payments were as follows:  (i) Madison National Life declared and paid cash dividends of $4,000,000, $3,950,000 and $3,450,000 to its parent in 2014, 2013 and 2012, respectively; (ii) Standard Security Life declared and paid dividends of $6,000,000, $8,000,000 and $7,980,000 to its parent in 2014, 2013 and 2012, respectively; and (iii)  Independence American declared and paid dividends of $0, $0 and $2,000,000 to its parent in 2014, 2013 and 2012, respectively. In February 2012, IHC announced a special 10% stock dividend payable to shareholders. See Note 11 for more information regarding the stock dividend. IHC declared cash dividends of $1,223,000 in 2014, $1,241,000 in 2013 and $1,271,000 in 2012.

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

The statutory net income and statutory capital and surplus for each of the Company’s insurance subsidiaries are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013	2012

Statutory net income:
Madison National Life	$9,876	$11,704	$11,903
Standard Security Life	12,074	9,180	15,805
Independence American	3,127	3,176	3,271

	December 31,
	2014	2013

Statutory capital and surplus:
Madison National Life	$81,534	$77,969
Standard Security Life	116,525	113,972
Independence American	60,168	57,875

The insurance subsidiaries are also required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. At December 31, 2014 and 2013, the statutory capital of our insurance subsidiaries is significantly in excess of their regulatory RBC requirements.

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

Information by business segment is presented below for the years indicated (in thousands).

	2014	2013	2012

Revenues:
Medical Stop-Loss	$184,775	$171,963	$146,378
Fully Insured Health	239,101	278,105	171,492
Group disability; life, annuities and DBL	67,641	63,155	52,049
Individual life, annuities and other	34,551	41,966	53,207
Corporate	177	105	540
	526,245	555,294	423,666
Net realized investment gains	7,688	19,750	5,099
Other-than-temporary impairment losses	-	-	(704)

Total revenues	$533,933	$575,044	$428,061

Income before income taxes:
Medical Stop-Loss	$21,933	$12,677	$15,818
Fully Insured Health (A)	(1,987)	832	4,360
Group disability; life, annuities and DBL	12,168	8,647	8,607
Individual life, annuities and other	(6,618)	(10,396)	905
Corporate	(8,075)	(5,941)	(7,380)
	17,421	(5,819)	22,310
Interest expense	(1,797)	(1,915)	(2,091)
Net realized investment gains	7,688	19,750	5,099
Other-than-temporary impairment losses	-	-	(704)

Income before income taxes	$23,312	$23,654	$24,614

(A)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for previous acquisitions. Total amortization expense was $1,948,000, $2,393,000 and $2,453,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for the other segments is not material.

	December 31,
	2014	2013

IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss (A)	$235,429	$200,991
Fully Insured Health (B)	170,522	198,000
Group disability; life, annuities and DBL	231,109	213,952
Individual life, annuities and other	525,519	620,891
Corporate	25,138	35,201
	$1,187,717	$1,269,035

(A)

The Medical Stop-Loss segment includes allocated goodwill of $5,664,000 at both December 31, 2014 and 2013.

(B)

The Fully Insured Health segment includes allocated goodwill of $44,654,000 at both December 31, 2014 and 2013.

Note 17.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years indicated are summarized below (in thousands, except per share data):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2014

Total revenues	$141,072	$136,019	$129,752	$127,090

Net income	$4,005	$3,880	$4,824	$4,212
Less income from noncontrolling interests
in subsidiaries	(304)	(32)	(114)	(178)

Net income attributable to IHC	$3,701	$3,848	$4,710	$4,034

Basic income per common share	$.21	$.22	$.27	$.23

Diluted income per share	$.21	$.22	$.27	$.23

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2013

Total revenues	$137,882	$151,900	$141,644	$143,618

Net income	$5,040	$4,158	$3,916	$2,142
Less income from noncontrolling interests
in subsidiaries	(339)	(467)	(277)	(394)

Net income attributable to IHC	$4,701	$3,691	$3,639	$1,748

Basic income per common share	$.26	$.21	$.21	$.10

Diluted income per share	$.26	$.21	$.21	$.10

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2014
(In thousands)
			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES - AVAILABLE-FOR-SALE:
Bonds:
United States Government and Government
agencies and authorities	$37,537	$37,617	$37,617
States, municipalities and political subdivisions	238,514	239,381	239,381
Foreign governments	34,863	34,700	34,700
Public utilities	42,977	42,380	42,380
All other corporate bonds	227,233	225,603	225,603
Redeemable preferred stock	4,036	4,199	4,199

TOTAL FIXED MATURITIES	585,160	583,880	583,880

EQUITY SECURITIES - AVAILABLE-FOR-SALE
AND TRADING:
Common stocks:
Public utilities	868	861	861
Banks, trust and insurance companies	752	764	764
Industrial, miscellaneous and all other	18,172	19,227	19,227
Non-redeemable preferred stocks	4,004	4,138	4,138

TOTAL EQUITY SECURITIES	23,796	24,990	24,990

Policy loans	10,667	10,667	10,667
Short-term investments and resale agreements	16,840	16,840	16,840
Other long-term investments	14,584	14,584	14,584

TOTAL INVESTMENTS	$651,047	$650,961	$650,961

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2014	2013

ASSETS:
Cash and cash equivalents	$389	$61
Fixed maturities, available-for-sale	9,647	2,406
Trading securities	1,916	944
Other investments	1,146	1,146
Investments in consolidated subsidiaries	387,270	356,378
Deferred tax assets, net	11,414	13,347
Goodwill	228	228
Other assets	97	69

TOTAL ASSETS	$412,107	$374,579

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$7,140	$6,403
Amounts due to consolidated subsidiaries, net	57,220	45,000
Income taxes payable	7,871	6,096
Junior subordinated debt securities	38,146	38,146
Dividends payable	628	628

TOTAL LIABILITIES	111,005	96,273

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock (A)	18,531	18,524
Paid-in capital	127,098	126,239
Accumulated other comprehensive income (loss)	22	(10,472)
Treasury stock, at cost (B)	(12,141)	(8,169)
Retained earnings	157,667	142,669

TOTAL IHC’S STOCKHOLDERS' EQUITY	291,177	268,791
NONCONTROLLING INTERESTS IN SUBSIDIARIES	9,925	9,515

TOTAL EQUITY	301,102	278,306

TOTAL LIABILITIES AND EQUITY	$412,107	$374,579

(A)

Common stock $1.00 par value, 23,000,000 shares authorized; 18,531,158 and 18,523,733 shares issued, respectively, 17,371,040 and 17,660,390 shares outstanding, respectively.

(B)

Treasury stock, at cost; 1,160,118 and 863,343 shares, respectively, outstanding.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF INCOME (In thousands)
(PARENT COMPANY ONLY)

	2014	2013	2012

REVENUES:
Net investment income	$112	$61	$491
Net realized investment gains (losses)	(78)	349	2
Other income	2,129	2,327	2,251

	2,163	2,737	2,744

EXPENSES:
Interest expense on debt	1,546	1,563	1,638
General and administrative expenses	5,606	4,301	5,125

	7,152	5,864	6,763

Loss before tax benefit and equity in net income of subsidiaries	(4,989)	(3,127)	(4,019)
Income taxes (benefits)	(2,389)	(1,228)	(1,528)
Equity in net income of subsidiaries	19,521	17,155	25,102

Net income	16,921	15,256	22,611

Less income from noncontrolling interests in
subsidiaries	(628)	(1,477)	(2,950)

Net income attributable to IHC	$16,293	$13,779	$19,661

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	2014	2013	2012

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$16,921	$15,256	$22,611
Adjustments to net income:
Equity in net income of subsidiaries	(19,521)	(17,155)	(25,102)
Other	3,748	4,398	604
Changes in other assets and liabilities	440	(1,609)	(439)

Net change in cash from operating activities	1,588	890	(2,326)

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Change in investments in and advances to subsidiaries	11,138	6,708	5,109
Purchases of fixed maturities	(9,953)	-	(11,781)
Sales of fixed maturities	2,751	3,260	6,109
Change in other investments	-	-	3,152

Net change in cash from investing activities	3,936	9,968	2,589

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Repurchases of common stock	(3,972)	(3,636)	(941)
Cash paid in acquisitions of noncontrolling interests	-	(7,626)	(58)
Dividends paid	(1,233)	(620)	(1,681)
Proceeds from exercise of stock options	-	430	-
Other financing activities	9	66	(92)

Net change in cash from financing activities	(5,196)	(11,386)	(2,772)

Net change in cash and cash equivalents	328	(528)	(2,509)
Cash and cash equivalents, beginning of year	61	589	3,098

Cash and cash equivalents, end of year	$389	$61	$589

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		FUTURE
		POLICY				INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,		NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	UNEARNED	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	PREMIUMS	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2014
Medical Stop-Loss	$-	80,128	-	176,941	4,327	122,469	-	40,373	$176,941
Fully Insured Health	624	50,767	6,568	218,949	2,202	146,431	482	94,175	215,844
Group disability; life,
annuities and DBL	-	147,823	2,700	64,260	3,156	37,537	-	17,936	64,632
Individual life, annuities
and other	30,182	421,908	187	18,898	11,830	19,598	4,459	17,112	18,894
Corporate	-	-	-	-	177	-	-	8,252	-
	$30,806	700,626	9,455	479,048	21,692	326,035	4,941	177,848	$476,311

December 31, 2013
Medical Stop-Loss	$-	72,307	-	166,302	5,055	115,599	-	43,687	$166,302
Fully Insured Health	361	57,323	9,828	248,870	2,711	177,290	22	99,961	253,569
Group disability; life,
annuities and DBL	-	147,426	2,398	60,004	2,763	37,463	-	17,045	60,227
Individual life, annuities
and other	29,416	522,973	197	20,815	16,837	24,438	15,110	12,814	20,810
Corporate	-	-	-	-	105	-	-	6,046	-
	$29,777	800,029	12,423	495,991	27,471	354,790	15,132	179,553	$500,908

December 31, 2012
Medical Stop-Loss	$-	59,029	-	139,724	4,990	90,406	-	40,154	$139,724
Fully Insured Health	48	41,034	6,897	141,546	1,733	94,700	17	72,415	145,202
Group disability; life,
annuities and DBL	-	126,840	1,347	49,315	2,618	27,663	-	15,779	49,212
Individual life, annuities
and other	33,353	535,899	209	25,482	23,475	32,022	6,549	13,731	25,479
Corporate	-	-	-	-	540	-	-	7,920	-
	$33,401	762,802	8,453	356,067	33,356	244,791	6,566	149,999	$359,617

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE IV
INDEPENDENCE HOLDING COMPANY
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

Life Insurance In-Force:

December 31, 2014	$11,054,484	$418,775	$6,128,608	$5,344,651	7.8%
December 31, 2013	$11,415,328	$333,200	$6,493,122	$5,255,406	6.3%
December 31, 2012	$11,293,128	$213,041	$6,004,459	$5,501,710	3.9%

Premiums Earned:

December 31, 2014
Accident and health	$482,511	$52,063	$116,163	$418,411	12.4%
Life and annuity	44,407	6,128	20,214	30,321	20.2%
Property and liability (1)	30,477	-	161	30,316	0.0%
	$557,395	$58,191	$136,538	$479,048	12.1%

December 31, 2013
Accident and health	$461,336	$85,627	$102,053	$444,910	19.2%
Life and annuity	46,416	6,654	20,820	32,250	20.6%
Property and liability (1)	18,845	-	14	18,831	0.0%
	$526,597	$92,281	$122,887	$495,991	18.6%

December 31, 2012
Accident and health	$396,805	$60,232	$140,653	$316,384	19.0%
Life and annuity	47,790	7,538	18,916	36,412	20.7%
Property and liability (1)	3,271	-	-	3,271	0.0%
	$447,866	$67,770	$159,569	$356,067	19.0%

(1)

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

21

Subsidiaries of Independence Holding Company, as of December 31, 2014.*

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