Form 10-Q
period 2015-03-31
INDEPENDENCE HOLDING CO
filed 2015-05-08
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015.

[   ]

Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ________ to _________

Commission File Number: 001-32244

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 1, 2015
Common stock, $ 1.00 par value	17,336,816 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	50,937	16,790
Trading securities	9,520	11,095
Fixed maturities, available-for-sale	564,144	583,880
Equity securities, available-for-sale	7,350	13,895
Other investments	25,484	25,251
Total investments	657,485	650,961

Cash and cash equivalents	20,595	25,083
Deferred acquisition costs	31,143	30,806
Due and unpaid premiums	76,811	62,628
Due from reinsurers	273,712	278,242
Premium and claim funds	32,929	32,553
Goodwill	50,318	50,318
Other assets	62,739	57,126

TOTAL ASSETS	$1,205,732	$1,187,717

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims	$245,047	$236,803
Future policy benefits	275,803	277,041
Funds on deposit	181,119	186,782
Unearned premiums	11,042	9,455
Other policyholders' funds	18,326	18,802
Due to reinsurers	47,823	47,945
Accounts payable, accruals and other liabilities	79,052	67,641
Debt	4,000	4,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	900,358	886,615

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,545,758 and 18,531,158 shares issued; 17,336,816 and
17,371,040 shares outstanding	18,546	18,531
Paid-in capital	127,113	127,098
Accumulated other comprehensive income	901	22
Treasury stock, at cost; 1,208,942 and 1,160,118 shares	(12,738)	(12,141)
Retained earnings	162,865	157,667

TOTAL IHC STOCKHOLDERS’ EQUITY	296,687	291,177
NONCONTROLLING INTERESTS IN SUBSIDIARIES	8,687	9,925

TOTAL EQUITY	305,374	301,102

TOTAL LIABILITIES AND EQUITY	$1,205,732	$1,187,717

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Premiums earned	$122,114	$123,270
Net investment income	5,441	5,801
Fee income	3,716	9,339
Other income	994	1,111
Net realized investment gains	2,000	1,551

	134,265	141,072
EXPENSES:
Insurance benefits, claims and reserves	79,620	85,309
Selling, general and administrative expenses	44,149	48,135
Amortization of deferred acquisitions costs	1,464	1,282
Interest expense on debt	432	481

	125,665	135,207

Income before income taxes	8,600	5,865
Income taxes	3,269	1,860

Net income	5,331	4,005
Less: Income from noncontrolling interests in subsidiaries	(112)	(304)

NET INCOME ATTRIBUTABLE TO IHC	$5,219	$3,701

Basic income per common share	$.30	$.21

WEIGHTED AVERAGE SHARES OUTSTANDING	17,364	17, 623

Diluted income per common share	$.30	$.21

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,531	17,763

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$5,331	$4,005
Other comprehensive income:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, pre-tax	1,305	8,017
Tax expense on unrealized gains on available-for-sale securities	397	2,378
Unrealized gains on available-for-sale securities, net of taxes	908	5,639

Cash flow hedge:
Unrealized gains on cash flow hedge, pre-tax	15	17
Tax expense on unrealized gains on cash flow hedge	6	7
Unrealized gains on cash flow hedge, net of taxes	9	10

Other comprehensive income, net of tax	917	5,649

COMPREHENSIVE INCOME, NET OF TAX	6,248	9,654

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(112)	(304)
Other comprehensive income, net of tax, attributable to noncontrolling interests:
Unrealized gains on available-for-sale securities, net of tax	(43)	(131)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	(43)	(131)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(155)	(435)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$6,093	$9,219

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2014	$18,531	$127,098	$22	$(12,141)	$157,667	$291,177	$9,925	$301,102

Net income					5,219	5,219	112	5,331
Other comprehensive
income, net of tax			874			874	43	917
Repurchases of common stock				(597)		(597)	-	(597)
Purchases of noncontrolling
interests		(199)	5			(194)	(1,415)	(1,609)
Share-based compensation
expenses and related
tax benefits	15	205				220	-	220
Other capital transactions		9			(21)	(12)	22	10

BALANCE AT
MARCH 31, 2015	$18,546	$127,113	$901	$(12,738)	$162,865	$296,687	$8,687	$305,374

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$5,331	$4,005
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	1,464	1,282
Net realized investment gains	(2,000)	(1,551)
Equity income from equity method investments	(365)	(433)
Depreciation and amortization	732	1,005
Share-based compensation expenses	58	16
Deferred tax expense	3,639	824
Other	1,699	1,275
Changes in assets and liabilities:
Net (purchases) sales of trading securities	1,291	(2,889)
Change in insurance liabilities	2,935	2,552
Additions to deferred acquisition costs	(1,954)	(1,383)
Change in amounts due from reinsurers	4,531	227
Change in premium and claim funds	(376)	(909)
Change in current income tax liability	(789)	522
Change in due and unpaid premiums	(14,183)	(2,837)
Change in other assets	337	(1,777)
Change in other liabilities	4,482	4,125

Net change in cash from operating activities	6,832	4,054

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net purchases of securities under resale and repurchase agreements	(34,147)	(12,377)
Sales of equity securities	3,902	250
Purchases of equity securities	-	(250)
Sales of fixed maturities	92,089	83,746
Maturities and other repayments of fixed maturities	12,067	17,344
Purchases of fixed maturities	(81,963)	(94,159)
Other investing activities	10	3,018

Net change in cash from investing activities	(8,042)	(2,428)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(597)	(1,120)
Cash paid in acquisitions of noncontrolling interests	(1,609)	-
Withdrawals of investment-type insurance contracts	(607)	(816)
Dividends paid	(609)	(620)
Proceeds from exercise of stock options	133	-
Other financing activities	11	(218)

Net change in cash from financing activities	(3,278)	(2,774)

Net change in cash and cash equivalents	(4,488)	(1,148)
Cash and cash equivalents, beginning of year	25,083	24,229

Cash and cash equivalents, end of period	$20,595	$23,081

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 52.8% of IHC's outstanding common stock at March 31, 2015.

(B)

Consolidation

American Independence Corp.

American Independence Corp. (“AMIC”) is an insurance holding company engaged in the insurance and reinsurance business. During the first quarter of 2015, IHC purchased shares of AMIC common stock thereby increasing its ownership interest in AMIC to approximately 92% as of March 31, 2015. At December 31, 2014, the Company owned approximately 90% of the outstanding common stock of AMIC.

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of changes in the Company’s ownership interests in its subsidiaries on IHC’s equity for the three months ended March 31, 2015 (in thousands):

Changes in IHC’s paid-in capital:
Purchases of AMIC shares	$(199)

Net transfers from noncontrolling interests	$(199)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be anticipated for the entire year.

 (D)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In April 2014, the FASB issued guidance: (i) improving the definition of discontinued operations by limiting the reporting of discontinued operations to disposals of components that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results; and (ii) requiring expanded disclosures for discontinued operations. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

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

Note 2.

Income Per Common Share

Diluted earnings per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 167,000 and 140,000 shares for the three months ended March 31, 2015 and 2014.

Note  3.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	March 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$252,958	$1,971	$(3,384)	$251,545
CMOs - residential (1)	5,567	120	-	5,687
CMOs - commercial	975	41	-	1,016
U.S. Government obligations	20,627	321	-	20,948
Agency MBS - residential (2)	61	3	-	64
GSEs (3)	14,246	81	(60)	14,267
States and political subdivisions	227,497	3,666	(1,600)	229,563
Foreign government obligations	36,651	279	(37)	36,893
Redeemable preferred stocks	4,036	125	-	4,161

Total fixed maturities	$562,618	$6,607	$(5,081)	$564,144

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$3,255	$-	$(94)	$3,161
Nonredeemable preferred stocks	4,004	185	-	4,189

Total equity securities	$7,259	$185	$(94)	$7,350

	December 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$264,162	$1,076	$(3,314)	$261,924
CMOs - residential (1)	5,073	55	(22)	5,106
CMOs - commercial	975	-	(22)	953
U.S. Government obligations	22,766	126	-	22,892
Agency MBS - residential (2)	65	4	-	69
GSEs (3)	14,706	36	(86)	14,656
States and political subdivisions	238,514	3,253	(2,386)	239,381
Foreign government obligations	34,863	136	(299)	34,700
Redeemable preferred stocks	4,036	163	-	4,199

Total fixed maturities	$585,160	$4,849	$(6,129)	$583,880

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$8,452	$1,452	$(147)	$9,757
Nonredeemable preferred stocks	4,004	134	-	4,138

Total equity securities	$12,456	$1,586	$(147)	$13,895

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2015, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$18,337	$18,293
Due after one year through five years	130,742	131,020
Due after five years through ten years	174,298	176,095
Due after ten years	219,399	218,751
CMOs and MBSs	19,842	19,985

	$562,618	$564,144

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	March 31, 2015

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$85,635	$2,326	$48,574	$1,058	$134,209	$3,384
GSEs	-	-	5,200	60	5,200	60
States and political subdivisions	35,045	315	56,185	1,285	91,230	1,600
Foreign government obligations	4,684	3	1,374	34	6,058	37
Total fixed maturities	125,364	2,644	111,333	2,437	236,697	5,081

Common stocks	3,161	94	-	-	3,161	94
Total equity securities	3,161	94	-	-	3,161	94

Total temporarily impaired
securities	$128,525	$2,738	$111,333	$2,437	$239,858	$5,175

Number of securities in an
unrealized loss position	54		34		88

	December 31, 2014

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$77,868	$1,473	$69,498	$1,841	$147,366	$3,314
CMO’s - residential	2,062	16	1,562	6	3,624	22
CMOs - commercial	-	-	953	22	953	22
GSEs	-	-	9,581	86	9,581	86
States and political subdivisions	58,819	744	67,318	1,642	126,137	2,386
Foreign government obligations	21,148	171	12,229	128	33,377	299
Total fixed maturities	159,897	2,404	161,141	3,725	321,038	6,129

Common stocks	2,007	136	348	11	2,355	147
Total equity securities	2,007	136	348	11	2,355	147

Total temporarily impaired
securities	$161,904	$2,540	$161,489	$3,736	$323,393	$6,276

Number of securities in an
unrealized loss position	70		46		116

Substantially all of the unrealized losses on fixed maturities available-for-sale at March 31, 2015 and December 31, 2014 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Net realized investment gains are as follows for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Available-for-sale securities:
Fixed maturities	$1,300	$1,477
Common stocks	1,465	-
Total sales of available-for-sale securities	2,765	1,477

Trading securities	(507)	5
Total realized gains	2,258	1,482

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(251)	69
Total unrealized gains (losses) on trading securities	(251)	69

Gains (losses) on other investments	(7)	-

Net realized investment gains	$2,000	$1,551

For the three months ended March 31, 2015 and 2014, proceeds from sales of available-for-sale securities were $106,415,000 and $97,550,000, respectively, and the company realized gross gains of $3,114,000 and $2,605,000, respectively, and gross losses of $182,000 and $419,000, respectively, on those sales.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1G(iv) to the Consolidated Financial Statements in the 2014 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities. The Company did not recognize any other-than-temporary impairments on available-for-sale securities in 2015 or 2014.

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Balance at beginning of year	$473	$473
Additional credit losses for which an other-than-temporary
loss was previously recognized	-	-
Securities sold	-	-

Balance at end of period	$473	$473

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at both March 31, 2015 and December 31, 2014 consists of $335,000 related to CMO securities.

Note 4.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($4,000,000 at both March 31, 2015 and December 31, 2014), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At March 31, 2015 and December 31, 2014, the fair value of interest rate swap was $41,000 and $83,000, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 5 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap.

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

Investments in fixed maturities and equity securities:

Available-for-sale securities included in Level 1 are equities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, foreign government obligations, collateralized mortgage obligations, municipals and GSEs that were priced with observable market inputs. Level 3 securities consist primarily of CMO securities backed by commercial mortgages and municipal tax credit strips.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Significant unobservable inputs used in the fair value measurement of CMO’s are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates. Further we retain independent pricing vendors to assist in valuing certain instruments.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$251,545	$-	$251,545
CMOs - residential	-	5,687	-	5,687
CMOs - commercial	-	-	1,016	1,016
US Government obligations	-	20,948	-	20,948
Agency MBS - residential	-	64	-	64
GSEs	-	14,267	-	14,267
States and political subdivisions	-	227,282	2,281	229,563
Foreign government obligations	-	36,893	-	36,893
Redeemable preferred stocks	4,161	-	-	4,161
Total fixed maturities	4,161	556,686	3,297	564,144

Equity securities available-for-sale:
Common stocks	3,161	-	-	3,161
Nonredeemable preferred stocks	4,189	-	-	4,189
Total equity securities	7,350	-	-	7,350

Trading securities - equities	9,520	-	-	9,520
Total trading securities	9,520	-	-	9,520

Total Financial Assets	$21,031	$556,686	$3,297	$581,014

FINANCIAL LIABILITIES:
Interest rate swap	$-	$41	$-	$41

	December 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$261,924	$-	$261,924
CMOs – residential	-	5,106	-	5,106
CMOs – commercial	-	-	953	953
US Government obligations	-	22,892	-	22,892
Agency MBS - residential	-	69	-	69
GSEs	-	14,656	-	14,656
States and political subdivisions	-	237,067	2,314	239,381
Foreign government	-	34,700	-	34,700
Redeemable preferred stocks	4,199	-	-	4,199
Total fixed maturities	4,199	576,414	3,267	583,880

Equity securities available-for-sale:
Common stocks	9,757	-	-	9,757
Nonredeemable preferred stocks	4,138	-	-	4,138
Total equity securities	13,895	-	-	13,895

Trading securities - equities	11,095	-	-	11,095
Total trading securities	11,095	-	-	11,095

Total Financial Assets	$29,189	$576,414	$3,267	$608,870

FINANCIAL LIABILITIES:
Interest rate swap	$-	$83	$-	$83

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. The Company did not transfer any securities between Level 1, Level 2 or Level 3 in either 2015 or 2014. The following table presents the changes in fair value of our Level 3 financial instruments for the periods indicated (in thousands):

	Three Months Ended March 31, 2015
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$953	$2,314	$3,267

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	63	(13)	50

Repayments and amortization of fixed maturities	-	(20)	(20)

Balance at end of period	$1,016	$2,281	$3,297

	Three Months Ended March 31, 2014
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$593	$2,441	$3,034

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	276	(16)	260

Repayments and amortization of fixed maturities	-	(15)	(15)

Balance at end of period	$869	$2,410	$3,279

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	March 31, 2015		December 31, 2014
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$13,192	$10,535	$13,356	$10,667

FINANCIAL LIABILITIES:
Funds on deposit	$181,539	$181,119	$187,213	$186,782
Debt and junior subordinated
debt securities	$42,146	$42,146	$42,146	$42,146

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

Note 6.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $50,318,000 at both March 31, 2015 and December 31, 2014.

The Company has net other intangible assets of $11,730,000 and $12,135,000 at March 31, 2015 and December 31, 2014, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization. The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	March 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$22,725	$18,972	$22,725	$18,567
Total finite-lived	22,725	$18,972	$22,725	$18,567

	March 31,	December 31,
	2015	2014
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Amortization expense was $404,000 and $679,000 for the three months ended March 31, 2015 and 2014, respectively.

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

At March 31, 2015, AMIC had net operating loss carryforwards of approximately $263,184,000 for federal income tax purposes, expiring in varying amounts through the year 2028 with a significant portion expiring in 2020. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets was $10,864,000 and $11,517,000 at March 31, 2015 and December 31, 2014, respectively.

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

Changes in the balances for each component of accumulated other comprehensive income, shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended March 31, 2015
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$72	$(50)	$22

Other comprehensive income (loss) before reclassifications	2,685	9	2,694
Amounts reclassified from accumulated OCI	(1,777)	-	(1,777)
Net other comprehensive income	908	9	917

Less: Other comprehensive income attributable
to noncontrolling interests	(43)	-	(43)
Acquired from noncontrolling interests	5	-	5

Ending balance	$942	$(41)	$901

	Three Months Ended March 31, 2014
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(10,350)	$(122)	$(10,472)

Other comprehensive income before reclassifications	6,618	10	6,628
Amounts reclassified from accumulated OCI	(979)	-	(979)
Net other comprehensive income	5,639	10	5,649

Less: Other comprehensive income attributable
to noncontrolling interests	(131)	-	(131)

Ending balance	$(4,842)	$(112)	$(4,954)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$2,765	$1,477

Income before income tax	2,765	1,477
Tax effect	988	498

Net income	$1,777	$979

Note 9.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans.

A)  IHC Share-Based Compensation Plans

Under the terms of IHC’s stock-based compensation plans, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms are generallyfive years; and vesting periods are generally three years. The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. In addition to stock options, the Company has also granted restricted stock units, share appreciation rights (“SARs”) and share-based performance awards under the plans. Restricted share units are valued at the quoted market price of the shares at the date of grant and have athree year vesting period. Compensation costs for options and restricted share units are recognized over the stated vesting periods on a straight-line basis. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and havethree year vesting periods. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement.

At March 31, 2015, there were 377,286 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
IHC’s Share-based Compensation Plan:
Stock options	$55	$66
Restricted stock units	21	19
SARs	(29)	(81)

Share-based compensation expense, pre-tax	47	4
Tax benefits	19	1

Share-based compensation expense, net	$28	$3

Stock Options

The IHC’s stock option activity during 2015 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2014	614,680	$9.33
Exercised	(14,600)	9.09
March 31, 2015	600,080	$9.34

In the first quarter of 2015, IHC received $133,000 in cash from the exercise of stock options with an aggregate intrinsic value of $63,000 and realized $10,000 of tax benefits.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	March 31, 2015
	Outstanding	Exercisable

Number of options	600,080	600,080
Weighted average exercise price per share	$9.34	$9.34
Aggregate intrinsic value for all options (in thousands)	$2,551	$2,551
Weighted average contractual term remaining	2.1 years	2.1 years

As of March 31, 2015, all of IHC’s outstanding stock options are fully vested and all of the related compensation costs have been recognized.

Restricted Stock

At March 31, 2015 and December 31, 2014, there were 14,850 unvested restricted stock units outstanding with a weighted average grant-date fair value of $12.09 per share.

As of March 31, 2015, the total unrecognized compensation expense related to non-vested restricted stock unit awards was $110,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.5 years.

SARs

IHC had 131,350 and 136,850 of SAR awards outstanding at March 31, 2015 and December 31, 2014, respectively. In the first quarter of 2015, 5,500 SARs were exercised with an aggregate intrinsic value of $29,000.  Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 are liabilities of $733,000 and $791,000, respectively, pertaining to SARs.

B)  AMIC Share-Based Compensation Plans

Under the terms of the AMIC’s stock-based compensation plan, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms are ten years; and vesting periods range from threeto four years.  The Company may also grant shares of restricted stock, stock appreciation rights and share-based performance awards.

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
AMIC’s Share-based Compensation Plans:
Stock options	$11	$12

Share-based compensation expense, pre-tax	11	12
Tax benefits	4	4

Share-based compensation expense, net	$7	$8

Stock Options

AMIC’s stock option activity for the three months ended March 31, 2015 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2014	166,616	$10.50
Expired	(46,500)	14.10
March 31, 2015	120,116	$9.11

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of March 31, 2015:

	March 31, 2015
	Outstanding	Exercisable

Number of options	120,116	102,337
Weighted average exercise price per share	$9.11	$9.06
Aggregate intrinsic value for all options (in thousands)	$215	$193
Weighted average contractual term remaining	4.10 years	3.28 years

As of March 31, 2015, the total unrecognized compensation expense related to AMIC’s non-vested options was $72,000 which will be recognized over the remaining requisite service periods.

Note 10.

Supplemental Disclosures of Cash Flow Information

Net cash payments (receipts) for income taxes were $(132,000) and $229,000 during the three months ended March 31, 2015 and 2014.

Cash payments for interest were $438,000 and $464,000 during the three months ended March 31, 2015 and 2014, respectively.

Note 11.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Medical Stop-Loss	$56,012	$47,588
Fully Insured Health	46,532	66,539
Group disability, life, annuities and DBL	20,748	16,427
Individual life, annuities and other	8,924	8,938
Corporate	49	29
	132,265	139,521
Net realized investment gains	2,000	1,551
Total revenues	$134,265	$141,072

Income before income taxes:
Medical Stop-Loss	$5,353	$4,738
Fully Insured Health(A)	1,277	1,908
Group disability, life, annuities and DBL	3,215	1,177
Individual life, annuities and other (B)	(1,053)	(1,109)
Corporate	(1,760)	(1,919)
	7,032	4,795
Net realized investment gains	2,000	1,551
Interest expense	(432)	(481)

Income before income taxes	$8,600	$5,865

(A)

The Fully Insured Health segment includes amortization of intangible assets. Total amortization expense was $263,000 and $492,000 for the three months ended March 31, 2015 and 2014. Amortization expense for the other segments is not material to their operating results.

(B)

For the three months ended March 31, 2015 and 2014, the Individual life, annuities and other segment includes $354,000 and $111,000 of amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC, IHC Health Solutions, Inc., IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc.  IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.   At March 31, 2015, the Company also owned approximately a 92% interest in American Independence Corp. ("AMIC").

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

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2015and 2014 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Revenues	$134,264	$141,072
Expenses	125,665	135,207

Income before income taxes	8,600	5,865
Income taxes	3,269	1,860

Net income	5,331	4,005

Less: Income from noncontrolling interests in subsidiaries	(112)	(304)

Net income attributable to IHC	$5,219	$3,701

o

Net income of $.30 per share, diluted, for the three months ended March 31, 2015 compared to $.21 per share, diluted, for the same period in 2014.

o

Consolidated investment yields (on an annualized basis) of 3.2% for the three months ended March 31, 2015 compared to 3.5% for the comparable period in 2014;

o

Book value of $17.11 per common share at March 31, 2015 compared to $16.76 at December 31, 2014.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $5.4 million for the first quarter of 2014 compared to $4.7 million in the same quarter in 2014. The increase is largely a result of increased volume in 2015;

o

Premiums earned increased $8.2 million for the three months March 31, 2015 when compared to the same periods in 2014. The increase in premiums earned is primarily due to increased volume of business produced by IHC Risk Solutions.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its U.S. GAAP Combined Ratios, is as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Premiums Earned	$53,758	$45,586
Insurance Benefits, Claims & Reserves	39,421	31,825
Expenses	10,919	10,281

Loss Ratio(A)	73.3%	69.8%
Expense Ratio (B)	20.3%	22.6%
Combined Ratio (C)	93.6%	92.4%

(A)

Loss represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o

Higher loss ratios in 2015 are the result an increase in claims and reserves on certain assumed business. Lower expense ratios are due to lower commission expenses.

•

The Fully Insured Health segment reported $1.3 million of income before taxes for the three months ended March 31, 2015 as compared to $1.9 million for the comparable period in 2014.  The decrease is primarily due to lower fee income in 2015 as a result of the planned run-off of major medical health plans for individuals and families (“IMM”), which we began to exit in 2013, partially offset by significantly lower loss ratio and lower combined ratio in 2015;

o

Premiums earned decreased $14.0 million for the three months ended March 31, 2015 over the comparable period in 2014. Largely as a result of the strategic decision to focus on ancillary products instead of major medical, premiums decreased by $18.8 million. This decrease was partially offset by increases in the ancillary business as a result of new product launches and broader marketing of our short-term medical plans, and by growth in pet insurance, international and occupational accident lines of business.

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Premiums Earned	$43,292	$57,309
Insurance Benefits, Claims & Reserves	24,157	37,421
Expenses	16,730	19,010

Loss Ratio	55.8%	65.3%
Expense Ratio	38.6%	33.2%
Combined Ratio	94.4%	98.5%

o

The lower loss ratio in 2015 is primarily attributable to the effects of exiting the IMM markets.  In 2014, we began to adjust our mix of business from major medical to that of a specialty health insurance company and, as a result, loss ratios have improved although expense ratios associated with these types of products are somewhat higher.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $2.0 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase in the first-quarter results primarily reflects increases in group term life and LTD lines due to increased volume and retentions combined with lower loss ratios;

•

The Individual life, annuities and other segment reported losses before income taxes of $1.1 million for both the three months ended March 31, 2015 and 2014;

•

Losses before tax from the Corporate segment decreased $0.1 million in the three months ended March 31, 2015 over the same periods of 2014; and

•

Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
Gross Direct and Assumed
Earned Premiums:	2015	2014

Medical Stop-Loss	$74,480	$57,394
Fully Insured Health	47,993	63,670
Group disability, life, annuities and DBL	28,696	26,351
Individual, life, annuities and other	6,358	7,018

	$157,527	$154,433

	Three Months Ended
	March 31,
Net Direct and Assumed
Earned Premiums:	2015	2014

Medical Stop-Loss	$53,758	$45,586
Fully Insured Health	43,292	57,309
Group disability, life, annuities and DBL	19,936	15,561
Individual, life, annuities and other	5,128	4,814

	$122,114	$123,270

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  During the three months ended March 31, 2015, there were no additions to or changes in the critical accounting policies disclosed in the 2014 Form 10-K except for the recently adopted accounting standards discussed in Note 1(D) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Information by business segment for the three months ended March 31, 2015 and 2014 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
March 31, 2015	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$53,758	1,112	1,142	39,421	-	11,238	$5,353
Fully Insured Health	43,292	605	2,635	24,157	121	20,977	1,277
Group disability,
life, annuities
and DBL	19,936	771	41	11,345	-	6,188	3,215
Individual life,
annuities and other	5,128	2,904	892	4,697	1,343	3,937	(1,053)
Corporate	-	49	-	-	-	1,809	(1,760)
Sub total	$122,114	$5,441	$4,710	$79,620	$1,464	$44,149	7,032

Net realized investment gains							2,000
Interest expense on debt							(432)
Income before income taxes							8,600
Income taxes							3,269
Net income							$5,331

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
March 31, 2014	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$45,586	1,215	787	31,825	-	11,025	$4,738
Fully Insured Health	57,309	646	8,584	37,421	212	26,998	1,908
Group disability,
life, annuities
and DBL	15,561	834	32	10,635	-	4,615	1,177
Individual life,
annuities and other	4,814	3,077	1,047	5,428	1,070	3,549	(1,109)
Corporate	-	29	-	-	-	1,948	(1,919)
Sub total	$123,270	$5,801	$10,450	$85,309	$1,282	$48,135	4,795

Net realized investment gains							1,551
Interest expense on debt							(481)
Income before income taxes							5,865
Income taxes							1,860
Net income							$4,005

Premiums Earned

In the first quarter of 2015, premiums earned decreased $1.2 million over the comparable period of 2014. The decrease is primarily due to: (i) a decrease of $14.0 million in the Fully Insured Health segment as a result of a $18.8 million decrease in premiums from exiting the IMM line and from a decrease in the small group major medical line, partially offset by premium increases in the ancillary lines (primarily short-term medical), pet, international and occupational accident lines of business as a result of higher volume; partially offset by (ii) an $8.2 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; and (iii) a $4.3 million increase in the Group disability, life, annuities and DBL segment primarily due to increased volume and retentions in the group term life and LTD lines.

Net Investment Income

Total net investment income decreased $0.4 million.  The overall annualized investment yields were 3.2% and 3.5% in the first quarter of 2015 and 2014, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments. The annualized investment yields on bonds, equities and short-term investments were 3.0% and 3.4% in the first quarter of 2015 and 2014, respectively. IHC has approximately $191.2 million in highly rated shorter duration securities earning on average 1.2%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $2.0 million in 2015 compared to $1.6 million in 2014. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income decreased $5.7 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014 primarily as a result of decreased volume in certain lines of the Fully Insured Health segment partially offset by increased volume in the Medical Stop-Loss segment.

Other income in the first quarter of 2015 was comparable to the same period in 2014.

Insurance Benefits, Claims and Reserves

In the first quarter of 2015, insurance benefits, claims and reserves decreased $5.7 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $13.3 million in the Fully Insured Health segment, primarily due to a decrease of $15.6 million in benefits, claims and reserves related to the run-off of the IMM and from  lower loss ratios in 2015; partially offset by increases in the volume of ancillary products, pet, international and occupational accident lines of business; and (ii) a decrease of $0.7 million in the Individual life, annuity and other segment, primarily as a result of business in run-off; partially offset by (iii) an increase of $7.6 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume and slightly higher loss ratios; and (iv) an increase of $0.7 million in the group disability, life, annuities and DBL segment, primarily due to increased volume and retention in the group term life and LTD lines partially offset by lower loss ratios.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $4.0 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $6.0 million in the Fully Insured Health segment largely due to the run-off of the IMM partially offset by increases in general expenses as a result of the higher volume of ancillary, pet, international and occupational accident business, which tends to have a higher expense structure than major medical; partially offset by (ii) an increase of $0.2 million in the Medical Stop-Loss segment as a result of increased volume offset by lower commission expenses; (iii) an increase of $1.6 million in the group disability, life, annuities and DBL segment primarily due to increased commission expense in the LTD line as a result of new business and changes in retention levels; and (iv) an increase of $0.4 million in Individual life, annuity and other segment primarily due to the amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies.

Income Taxes

The effective tax rate for the three months ended March 31, 2015 and 2014 was 38.0% and 31.7%, respectively.  The higher effective tax rate in 2015 was primarily due to a decrease in benefits from tax-advantaged securities as a percentage of income in 2015 and an increase in non-deductible expenses in 2015 as a result of the Affordable Care Act.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the three months ended March 31, 2015 or 2014.

Cash Flows

The Company had $20.6 million and $25.1 million of cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

For the three months ended March 31, 2015, operating activities of the Company provided $6.8 million of cash, $8.0 million was utilized for the settlement of investment activities and $3.3 million of cash was utilized for financing activities. Financing activities include $1.6 million utilized for the purchase of AMIC shares from noncontrolling interests, $0.6 million for the payment of dividends and $0.6 million for treasury share purchases.

The Company has $520.9 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2015, cash received from the maturities and other repayments of fixed maturities was $12.1 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $225.9 million at March 31, 2015 compared to $230.3 million at December 31, 2014. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2015.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	March 31,	December 31,
	2015	2014

Medical Stop-Loss	$86,660	$80,128
Fully Insured Health	52,035	50,285
Group Disability	99,457	99,310
Individual A&H and Other	6,895	7,080

	$245,047	$236,803

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

The $5.5 million increase in IHC’s stockholders' equity in the first three months of 2015 is primarily due to $5.2 million of net income attributable to IHC and $0.9 million of other comprehensive income attributable to IHC, partially offset by $0.6 million of treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $5.1 million at March 31, 2015, approximately 99.8% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2015, approximately 0.2% (or $1.0 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets). The Company does not have any non-performing fixed maturities at March 31, 2015.

The Company reviews its investments regularly and monitors its investments continually for impairments. There were no securities with fair values less than 80% of their amortized cost at March 31, 2015 and the Company did not record any other-than-temporary impairment losses in the three months ended March 31, 2015 or 2014.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2015. In 2015, the Company recorded $4.2 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2015, is not materially different from that reported in the schedule of such obligations at December 31, 2014 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For 2015, we anticipate:

•

Continued growth in our medical stop-loss segment as the demand for this product continues to grow and Risk Solutions continues to build its reputation as a direct writer and provider of captive solutions.

•

Continued significant decrease in major medical premiums in 2015 as we have exited individual major medical and significantly reduced our block of small group major medical, however, we had negative underwriting results on this line of business in 2014 so less premium is improving our underwriting margins although generating decreases in administrative revenues.  This reduction in premium will be partially offset by continuing to increase sales of short-term and supplemental health products, such as dental, accidental medical, gap and critical illness products partially offset by a decrease in fixed indemnity limited benefit plans due to a change in the law.

•

Increasing emphasis on direct-to-consumer and career advisor distribution initiatives as we believe this will be a growing means for selling health insurance in the coming years, and accompanying start-up costs of expanding our sales through our call center, career model and transactional websites.

•

Increasing retention in our group life and disability lines of business. In 2015, we expect a more significant increase in group long-term and short-term disability products driven by higher retention amounts and a full year of premiums generated by a relatively new distribution partnership.

•

Continued evaluation of strategic transactions and responses to inquiries regarding the sale of certain assets that could unlock shareholder value.

•

Continued focus on administrative efficiencies.

The Company will remain highly liquid in 2015 as a result of the continuing shorter duration of the portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for 2015. IHC has approximately $191.2 million in highly rated shorter maturity securities earning on average 1.2%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

In 2015, we expect to continue to achieve significant growth in our controlled direct written stop-loss business through Risk Solutions while maintaining underwriting profitability consistent with the prior year.  The favorable results of Risk Solutions are a direct result of their positioning to take advantage of market trends, including consolidation of relationships by producers and increased interest in stop-loss as a result of health care reform.  We see these trends continuing and strengthening in 2015 and beyond.  Risk Solutions has established a reputation in the market for delivering innovative solutions for small to medium sized employer groups looking for self-funded alternatives.  Risk Solutions has also established a reputation in the market for fair and responsible pricing and superior service levels.  We foresee continued growth and favorable underwriting results as more of our stop-loss business comes through the Risk Solutions platform.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2015 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2014 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2014, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. As of March 31, 2015, 419,394 shares were still authorized to be repurchased under the plan. Share repurchases during the first quarter of 2015 are summarized as follows:

2015
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	-	$-	468,218
February	20,556	$12.34	447,662
March	28,268	$12.12	419,394

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

10.1

Officer Employment Agreement, made as of April 18, 2011, by and among Independence Holding Company, Standard Security Life Insurance Company of New York and Mr. David T. Kettig (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 22, 2011 and incorporated herein by reference).

10.2

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

10.5   Officer Employment Agreement, by and among Independence Holding Company, IHC Risk Solutions, LLC and Mr. Michael A. Kemp, dated as of May 22, 2012 (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 29, 2012, and incorporated herein by reference).

31.1

Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS

XBRL Instance Document. *

101.SCH

XBRL Taxonomy Extension Schema Document. *

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB

XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By:

/s/Roy T. K. Thung

Date:

May 8, 2015

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

May 8, 2015

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer