Form 10-Q
period 2015-06-30
INDEPENDENCE HOLDING CO
filed 2015-08-07
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at August 1, 2015
Common stock, $ 1.00 par value	17,299,351 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	23,429	16,790
Trading securities	9,242	11,095
Fixed maturities, available-for-sale	608,256	583,880
Equity securities, available-for-sale	9,051	13,895
Other investments	23,745	25,251
Total investments	673,773	650,961

Cash and cash equivalents	23,547	25,083
Deferred acquisition costs	31,767	30,806
Due and unpaid premiums	66,473	62,628
Due from reinsurers	266,597	278,242
Premium and claim funds	33,061	32,553
Goodwill	56,452	50,318
Other assets	51,533	57,126

TOTAL ASSETS	$1,203,203	$1,187,717

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims	$249,556	$236,803
Future policy benefits	275,501	277,041
Funds on deposit	181,307	186,782
Unearned premiums	12,176	9,455
Other policyholders' funds	17,637	18,802
Due to reinsurers	49,067	47,945
Accounts payable, accruals and other liabilities	66,516	67,641
Debt	7,326	4,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	897,232	886,615

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,553,183 and 18,531,158 shares issued; 17,333,307 and
17,371,040 shares outstanding	18,553	18,531
Paid-in capital	127,451	127,098
Accumulated other comprehensive income (loss)	(3,217)	22
Treasury stock, at cost; 1,219,876 and 1,160,118 shares	(12,880)	(12,141)
Retained earnings	167,092	157,667

TOTAL IHC STOCKHOLDERS’ EQUITY	296,999	291,177
NONCONTROLLING INTERESTS IN SUBSIDIARIES	8,972	9,925

TOTAL EQUITY	305,971	301,102

TOTAL LIABILITIES AND EQUITY	$1,203,203	$1,187,717

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES:
Premiums earned	$120,443	$121,135	$242,557	$244,405
Net investment income	4,505	5,434	9,946	11,235
Fee income	4,487	3,861	8,203	13,200
Other income	1,570	1,070	2,564	2,181
Net realized investment gains	2,100	4,519	4,100	6,070

	133,105	136,019	267,370	277,091
EXPENSES:
Insurance benefits, claims and reserves	79,380	83,263	159,000	168,572
Selling, general and administrative expenses	43,702	44,947	87,851	93,082
Amortization of deferred acquisitions costs	1,424	1,189	2,888	2,471
Interest expense on debt	478	337	910	818

	124,984	129,736	250,649	264,943

Income before income taxes	8,121	6,283	16,721	12,148
Income taxes	2,965	2,403	6,234	4,263

Net income	5,156	3,880	10,487	7,885
Less: Income from noncontrolling interests in subsidiaries	(124)	(32)	(236)	(336)

NET INCOME ATTRIBUTABLE TO IHC	$5,032	$3,848	$10,251	$7,549

Basic income per common share	$.29	$.22	$.59	$.43

WEIGHTED AVERAGE SHARES OUTSTANDING	17,338	17,485	17,351	17,553

Diluted income per common share	$.29	$.22	$.59	$.43

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,501	17,657	17,516	17,709

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$5,156	$3,880	$10,487	$7,885
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(6,445)	5,003	(5,140)	13,020
Tax expense (benefit) on unrealized gains (losses) on available-for-sale
securities	(2,286)	1,499	(1,889)	3,877
Unrealized gains (losses) on available-for-sale securities, net of taxes	(4,159)	3,504	(3,251)	9,143

Cash flow hedge:
Unrealized gains on cash flow hedge, pre-tax	13	21	28	38
Tax expense on unrealized gains on cash flow hedge	5	8	11	15
Unrealized gains on cash flow hedge, net of taxes	8	13	17	23

Other comprehensive income (loss), net of tax	(4,151)	3,517	(3,234)	9,166

COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,005	7,397	7,253	17,051

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(124)	(32)	(236)	(336)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (gain) loss on available-for-sale securities, net of tax	33	(82)	(10)	(213)
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	33	(82)	(10)	(213)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(91)	(114)	(246)	(549)

COMPREHENSIVE INCOME (LOSS), NET OF TAX,
ATTRIBUTABLE TO IHC	$914	$7,283	$7,007	$16,502

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2014	$18,531	$127,098	$22	$(12,141)	$157,667	$291,177	$9,925	$301,102

Net income					10,251	10,251	236	10,487
Other comprehensive
income, net of tax			(3,244)			(3,244)	10	(3,234)
Repurchases of common stock				(739)		(739)	-	(739)
Common stock dividend
($.045 per share)					(783)	(783)	-	(783)
Acquisition of subsidiary						-	608	608
Purchases of noncontrolling
interests		112	5			117	(1,851)	(1,734)
Share-based compensation
expenses and related
tax benefits	22	221				243	-	243
Other capital transactions		20			(43)	(23)	44	21

BALANCE AT
JUNE 30, 2015	$18,553	$127,451	$(3,217)	$(12,880)	$167,092	$296,999	$8,972	$305,971

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$10,487	$7,885
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	2,888	2,471
Net realized investment gains	(4,100)	(6,070)
Equity income from equity method investments	(577)	(741)
Depreciation and amortization	1,572	2,013
Share-based compensation expenses	64	683
Deferred tax expense	1,370	1,885
Other	2,218	2,411
Changes in assets and liabilities:
Net (purchases) sales of trading securities	2,173	(3,603)
Change in insurance liabilities	9,603	(48,149)
Additions to deferred acquisition costs	(3,939)	(2,974)
Change in amounts due from reinsurers	11,646	48,580
Change in premium and claim funds	47	(1,882)
Change in current income tax liability	3,890	4,702
Change in due and unpaid premiums	(3,845)	153
Change in other assets	1,084	6,310
Change in other liabilities	(2,031)	(6,303)

Net change in cash from operating activities	32,550	7,371

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales of securities under resale and repurchase agreements	(6,639)	3,334
Sales of equity securities	9,187	288
Purchases of equity securities	(4,423)	(998)
Sales of fixed maturities	377,835	222,627
Maturities and other repayments of fixed maturities	32,019	28,007
Purchases of fixed maturities	(437,826)	(254,891)
Acquisition of subsidiary, net of cash acquired	511	-
Other investing activities	(693)	2,082

Net change in cash from investing activities	(30,029)	449

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(667)	(2,810)
Cash paid in acquisitions of noncontrolling interests	(1,734)	-
Withdrawals of investment-type insurance contracts	(1,191)	(1,555)
Dividends paid	(609)	(620)
Proceeds from exercise of stock options	133	-
Other financing activities	11	(433)

Net change in cash from financing activities	(4,057)	(5,418)

Net change in cash and cash equivalents	(1,536)	2,402
Cash and cash equivalents, beginning of year	25,083	24,229

Cash and cash equivalents, end of period	$23,547	$26,631

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 52.8% of IHC's outstanding common stock at June 30, 2015.

(B)

Consolidation

American Independence Corp.

American Independence Corp. (“AMIC”) is an insurance holding company engaged in the insurance and reinsurance business. During the first six months of 2015, IHC purchased shares of AMIC common stock thereby increasing its ownership interest in AMIC to approximately 92% as of June 30, 2015. At December 31, 2014, the Company owned approximately 90% of the outstanding common stock of AMIC. In the second quarter of 2015, AMIC acquired Global Accident Facilities, LLC (“GAF”). See Note 6 for more information regarding the acquisition of GAF.

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of changes in the Company’s ownership interests in its subsidiaries on IHC’s equity for periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Changes in IHC’s paid-in capital:
Purchase of AMIC shares	$-	$-	$(199)	$-
Purchase remaining IPA Family, LLC interests	311	-	311	-

Net transfers from noncontrolling interests	$311	$-	$112	$-

 (C)

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Financial Statements are unaudited and include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. IHC’s annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results to be anticipated for the entire year.

(D)

Reclassifications

Certain amounts in prior year’s Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2015 presentation.

(E)

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2015, the FASB issued guidance requiring additional disclosures for short-duration contracts regarding the liability for unpaid claims and claim adjustment expenses. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Note 2.

Income Per Common Share

Diluted earnings per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 163,000 and 165,000 shares for the three months and six months ended June 30, 2015, respectively; and 172,000 and 156,000 shares for the three months and six months ended June 30, 2014, respectively.

Note  3.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	June 30, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$168,186	$423	$(5,256)	$163,353
CMOs - residential (1)	3,385	4	(19)	3,370
CMOs - commercial	975	258	-	1,233
U.S. Government obligations	221,768	415	(25)	222,158
Agency MBS - residential (2)	50	2	-	52
GSEs (3)	12,086	18	(64)	12,040
States and political subdivisions	200,708	1,887	(2,633)	199,962
Foreign government obligations	1,847	9	-	1,856
Redeemable preferred stocks	4,036	196	-	4,232

Total fixed maturities	$613,041	$3,212	$(7,997)	$608,256

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$5,154	$-	$(263)	$4,891
Nonredeemable preferred stocks	4,004	156	-	4,160

Total equity securities	$9,158	$156	$(263)	$9,051

	December 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$264,162	$1,076	$(3,314)	$261,924
CMOs - residential (1)	5,073	55	(22)	5,106
CMOs - commercial	975	-	(22)	953
U.S. Government obligations	22,766	126	-	22,892
Agency MBS - residential (2)	65	4	-	69
GSEs (3)	14,706	36	(86)	14,656
States and political subdivisions	238,514	3,253	(2,386)	239,381
Foreign government obligations	34,863	136	(299)	34,700
Redeemable preferred stocks	4,036	163	-	4,199

Total fixed maturities	$585,160	$4,849	$(6,129)	$583,880

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$8,452	$1,452	$(147)	$9,757
Nonredeemable preferred stocks	4,004	134	-	4,138

Total equity securities	$12,456	$1,586	$(147)	$13,895

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2015, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or repayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$3,881	$3,893
Due after one year through five years	275,912	275,874
Due after five years through ten years	97,880	96,774
Due after ten years	219,879	216,042
CMOs and MBSs	15,489	15,673

	$613,041	$608,256

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	June 30, 2015

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$98,506	$3,527	$32,146	$1,729	$130,652	$5,256
CMOs - residential	2,030	19	-	-	2,030	19
U.S. Government obligations	196,800	25	-	-	196,800	25
GSEs	7,853	30	3,133	34	10,986	64
States and political subdivisions	87,890	1,081	42,539	1,552	130,429	2,633
Total fixed maturities	393,079	4,682	77,818	3,315	470,897	7,997

Common stocks	4,891	263	-	-	4,891	263
Total equity securities	4,891	263	-	-	4,891	263

Total temporarily impaired
securities	$397,970	$4,945	$77,818	$3,315	$475,788	$8,260

Number of securities in an
unrealized loss position	80		26		106

	December 31, 2014

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$77,868	$1,473	$69,498	$1,841	$147,366	$3,314
CMO’s - residential	2,062	16	1,562	6	3,624	22
CMOs - commercial	-	-	953	22	953	22
GSEs	-	-	9,581	86	9,581	86
States and political subdivisions	58,819	744	67,318	1,642	126,137	2,386
Foreign government obligations	21,148	171	12,229	128	33,377	299
Total fixed maturities	159,897	2,404	161,141	3,725	321,038	6,129

Common stocks	2,007	136	348	11	2,355	147
Total equity securities	2,007	136	348	11	2,355	147

Total temporarily impaired
securities	$161,904	$2,540	$161,489	$3,736	$323,393	$6,276

Number of securities in an
unrealized loss position	70		46		116

Substantially all of the unrealized losses on fixed maturities available-for-sale at June 30, 2015 and December 31, 2014 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Net realized investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Available-for-sale securities:
Fixed maturities	$2,114	$4,014	$3,414	$5,491
Common stocks	-	-	1,465	-
Preferred stocks	-	(5)	-	(5)
Total available-for-sale securities	2,114	4,009	4,879	5,486

Trading securities	86	25	(421)	30
Total realized gains (losses)	2,200	4,034	4,458	5,516

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(101)	483	(352)	552
Total unrealized gains (losses) on trading securities	(101)	483	(352)	552

Gain (losses) on other investments	1	2	(6)	2

Net realized investment gains	$2,100	$4,519	$4,100	$6,070

For the three months and six months ended June 30, 2015, proceeds from sales of available-for-sale securities were $279,598,000 and $386,013,000, respectively, and the Company realized gross gains of $2,659,000 and $5,773,000, respectively, and gross losses of $460,000 and $642,000, respectively, as a result of those sales. For the three months and six months ended June 30, 2014, proceeds from sales of available-for-sale securities were $127,977,000 and $225,527,000, respectively, and the Company realized gross gains of $3,999,000 and $6,604,000, respectively, and gross losses of $122,000 and $541,000, respectively, as a result of those sales.

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

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Balance at beginning of year	$473	$473	$473	$473
Additional credit losses for which an other-than-
temporary loss was previously recognized	-	-	-	-
Securities sold	-	-	-	-

Balance at end of period	$473	$473	$473	$473

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at both June 30, 2015 and December 31, 2014 consists of $335,000 related to CMO securities.

Note 4.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($4,000,000 at both June 30, 2015 and December 31, 2014), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At June 30, 2015 and December 31, 2014, the fair value of interest rate swap was $55,000 and $83,000, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 5 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$163,353	$-	$163,353
CMOs - residential	-	3,370	-	3,370
CMOs - commercial	-	-	1,233	1,233
US Government obligations	-	222,158	-	222,158
Agency MBS - residential	-	52	-	52
GSEs	-	12,040	-	12,040
States and political subdivisions	-	197,714	2,248	199,962
Foreign government obligations	-	1,856	-	1,856
Redeemable preferred stocks	4,232	-	-	4,232
Total fixed maturities	4,232	600,543	3,481	608,256

Equity securities available-for-sale:
Common stocks	4,891	-	-	4,891
Nonredeemable preferred stocks	4,160	-	-	4,160
Total equity securities	9,051	-	-	9,051

Trading securities - equities	9,242	-	-	9,242
Total trading securities	9,242	-	-	9,242

Total Financial Assets	$22,525	$600,543	$3,481	$626,549

FINANCIAL LIABILITIES:
Interest rate swap	$-	$55	$-	$55

	December 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$261,924	$-	$261,924
CMOs – residential	-	5,106	-	5,106
CMOs – commercial	-	-	953	953
US Government obligations	-	22,892	-	22,892
Agency MBS - residential	-	69	-	69
GSEs	-	14,656	-	14,656
States and political subdivisions	-	237,067	2,314	239,381
Foreign government	-	34,700	-	34,700
Redeemable preferred stocks	4,199	-	-	4,199
Total fixed maturities	4,199	576,414	3,267	583,880

Equity securities available-for-sale:
Common stocks	9,757	-	-	9,757
Nonredeemable preferred stocks	4,138	-	-	4,138
Total equity securities	13,895	-	-	13,895

Trading securities - equities	11,095	-	-	11,095
Total trading securities	11,095	-	-	11,095

Total Financial Assets	$29,189	$576,414	$3,267	$608,870

FINANCIAL LIABILITIES:
Interest rate swap	$-	$83	$-	$83

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

	Three Months Ended June 30, 2015
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$1,016	$2,281	$3,297

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	217	(12)	205

Repayments and amortization of fixed maturities	-	(21)	(21)

Balance at end of period	$1,233	$2,248	$3,481

	Three Months Ended June 30, 2014
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$869	$2,410	$3,279

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	37	(15)	22

Repayments and amortization of fixed maturities	-	(16)	(16)

Balance at end of period	$906	$2,379	$3,285

	Six Months Ended June 30, 2015
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$953	$2,314	$3,267

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	280	(25)	255

Repayments and amortization of fixed maturities	-	(41)	(41)

Balance at end of period	$1,233	$2,248	$3,481

	Six Months Ended June 30, 2014
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$593	$2,441	$3,034

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	313	(31)	282

Repayments and amortization of fixed maturities	-	(31)	(31)

Balance at end of period	$906	$2,379	$3,285

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	June 30, 2015		December 31, 2014
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$13,139	$10,492	$13,356	$10,667

FINANCIAL LIABILITIES:
Funds on deposit	$181,719	$181,307	$187,213	$186,782
Debt and junior subordinated
debt securities	$46,472	$46,472	$42,146	$42,146

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

(C)

Debt

The fair value of debt with fixed and variable interest rates approximates its carrying amount and is included in Level 2 of the fair value hierarchy.

Note 6.

Acquisition

On April 30, 2015 (the "Acquisition Date"), through a settlement with a former owner, AMIC increased its ownership in Global Accident Facilities, LLC (“GAF) from 40% to 80%, in order to obtain control of the business it produces for Independence American. GAF and its subsidiaries are principally engaged in the marketing, underwriting and administration of specialty risk insurance, referred to as Occupational Accident and Injury on Duty for Independence American, which are offered exclusively in Texas and Massachusetts, respectively. The consideration transferred in exchange for the additional 40% voting interest consisted of: (i) $325,000 in cash; and (ii) non-monetary consideration, primarily consisting of the settlement of a pre-existing relationship with a former owner, with a fair value of $1,195,000 at the Acquisition Date.  The fair value of the settlement of the pre-exiting relationship was based on projected future underwriting results discounted for collectability. The acquisition resulted in AMIC obtaining control of GAF.  Immediately preceding the transaction, AMIC’s carrying value of its investment in GAF was $1,908,000.

As a result of AMIC obtaining control, the Company has included GAF’s consolidated assets and liabilities and results of operations, subsequent to the Acquisition Date, in its condensed consolidated financial results as of and for the periods ended June 30, 2015. Accordingly, the individual line items on the Condensed Consolidated Statements of Income for 2015 reflect approximately two months of the operations of GAF with no corresponding amounts for 2014.

On the Acquisition Date, the Company recognized a net pre-tax gain of $503,000 as follows: (i) a loss of $692,000 was recognized by AMIC as a result of re-measuring its equity interest in GAF to its fair value of $1,216,000 immediately before the acquisition; and (ii) a gain of $1,195,000 was recognized by AMIC as a result of settling the pre-existing relationship with the former owner. The net pre-tax gain of $503,000 is included in the “Other income” line in the Condensed Consolidated Statements of Income.

Upon the acquisition of a controlling interest, the Company consolidated the assets and liabilities of GAF.  Accordingly, the Company determined the fair value of the identifiable assets acquired and liabilities assumed from GAF on the Acquisition Date. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of GAF on the Acquisition Date based on their respective fair values (in thousands):

Cash	$836
Intangible assets	5,500
Other assets	1,249

Total identifiable assets	7,585

Other liabilities	4,849
Deferred tax liability	2,200
Debt	3,326

Total liabilities	10,375

Net identifiable liabilities assumed	$2,790

Included in other liabilities assumed is a $1,000,000 contingent liability recorded in connection with an earn-out agreement with a former owner of a subsidiary of GAF. In accordance with this agreement, payments are required in 2016 and 2019 based on certain earnings targets. The fair value of the contingent liability is estimated based on projected income. The significant inputs are not observable and thus represent a fair value measurement categorized within Level 3 of the fair value hierarchy.

In connection with the acquisition, the Company recorded $6,134,000 of goodwill and $5,500,000 of intangible assets (see Note 7). Goodwill reflects the synergies between GAF and Independence American as GAF is the primary writer of Occupational Accident and Injury on Duty business for Independence American. Goodwill was calculated as the excess of the sum of: (i) the acquisition date fair value of total consideration transferred of $1,520,000; (ii) the acquisition date fair value of the equity interest in GAF immediately preceding the acquisition of $1,216,000; and (iii) the fair value of the noncontrolling interest in GAF of $608,000 on the acquisition date; over (iv) the net liabilities of $2,790,000 that were assumed. The enterprise value of GAF was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings of GAF including a control premium.  The fair value of the non-controlling interest was determined based upon their percentage of the GAF enterprise value discounted for a lack of control. The fair value of the acquired identifiable intangible assets and deferred taxes are provisional pending receipt of the final valuations for those assets and liabilities.  The Company expects to finalize the preliminary estimates of the fair value of the intangible assets and deferred taxes by the end of this year.

For the period from the Acquisition Date to June 30, 2015, the Company’s Condensed Consolidated Statement of Income includes revenues and net income of $1,741,000 and $300,000, respectively, from GAF.

Note 7.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $56,452,000 and $50,318,000 at June 30, 2015 and December 31, 2014, respectively.

The Company has net other intangible assets of $16,706,000 and $12,135,000 at June 30, 2015 and December 31, 2014, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization. The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	June 30, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$27,225	$19,475	$22,725	$18,567
Trademarks	1,000	21	-	-
Total finite-lived	$28,225	$19,496	$22,725	$18,567

	June 30,	December 31,
	2015	2014
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

In connection with the acquisition of a controlling interest in GAF during the second quarter of 2015 discussed in Note 6, the Company recorded $6,134,000 of goodwill and $5,500,000 of intangible assets associated with the Fully Insured Health segment. None of the goodwill is deductible for income tax purposes. Of the $5,500,000 of intangible assets recorded, $1,000,000 represents the fair value of trademarks, which is being amortized over a period of 8 years, and $4,500,000 represents the fair value of customer relationships being amortized over a period of 9 years.

Amortization expense was $525,000 and $929,000 for the three months and six months ended June 30, 2015, respectively, and was $679,000 and $1,358,000 for the three months and six months ended June 30, 2014.

Note 8.

Debt

In connection with the acquisition of a controlling interest in GAF discussed in Note 6, the Company assumed $3,326,000 of GAF’s debt. This debt is comprised of: (i) various term loans with former owners of a subsidiary of GAF, aggregating $3,026,000, with various maturities throughJanuary 2, 2019 and bearing a fixed interest rate of 2.5%;  and (ii) a $300,000 line of credit with a commercial bank bearing interest at 4%.

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

In connection with the acquisition of GAF discussed in Note 6, the Company assumed $2,200,000 of deferred tax liabilities.

At June 30, 2015, AMIC had net operating loss carryforwards of approximately $262,189,000 for federal income tax purposes, which expire in varying amounts through the year 2028, with a significant portion expiring in 2020. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets was $8,386,000 and $11,517,000 at June 30, 2015 and December 31, 2014, respectively.

Note10.

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

Changes in the balances for each component of accumulated other comprehensive income, shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended June 30, 2015
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$942	$(41)	$901

Other comprehensive income (loss) before reclassifications	(2,791)	8	(2,783)
Amounts reclassified from accumulated OCI	(1,368)	-	(1,368)
Net other comprehensive income (loss)	(4,159)	8	(4,151)

Less: Other comprehensive income attributable
to noncontrolling interests	33	-	33

Ending balance	$(3,184)	$(33)	$(3,217)

	Three Months Ended June 30, 2014
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(4,842)	$(112)	$(4,954)

Other comprehensive income (loss) before reclassifications	6,145	13	6,158
Amounts reclassified from accumulated OCI	(2,641)	-	(2,641)
Net other comprehensive income (loss)	3,504	13	3,517

Less: Other comprehensive income attributable
to noncontrolling interests	(82)	-	(82)

Ending balance	$(1,420)	$(99)	$(1,519)

	Six Months Ended June 30, 2015
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$72	$(50)	$22

Other comprehensive income (loss) before reclassifications	(106)	17	(89)
Amounts reclassified from accumulated OCI	(3,145)	-	(3,145)
Net other comprehensive income (loss)	(3,251)	17	(3,234)

Less: Other comprehensive income attributable
to noncontrolling interests	(10)	-	(10)
Acquired from noncontrolling interests	5	-	5

Ending balance	$(3,184)	$(33)	$(3,217)

	Six Months Ended June 30, 2014
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(10,350)	$(122)	$(10,472)

Other comprehensive income (loss) before reclassifications	12,763	23	12,786
Amounts reclassified from accumulated OCI	(3,620)	-	(3,620)
Net other comprehensive income (loss)	9,143	23	9,166

Less: Other comprehensive income attributable
to noncontrolling interests	(213)	-	(213)

Ending balance	$(1,420)	$(99)	$(1,519)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$2,114	$4,009	$4,879	$5,486

Income before income tax	2,114	4,009	4,879	5,486
Tax effect	746	1,368	1,734	1,866

Net income	$1,368	$2,641	$3,145	$3,620

Note 11.

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

At June 30, 2015, there were 369,861 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
IHC’s Share-based Compensation Plan:
Stock options	$-	$471	$55	$537
Restricted stock units	23	23	44	42
SARs	(28)	158	(57)	77

Share-based compensation expense, pre-tax	(5)	652	42	656
Tax benefits	(2)	260	17	262

Share-based compensation expense, net	$(3)	$392	$25	$394

Stock Options

The IHC’s stock option activity during 2015 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2014	614,680	$9.33
Exercised	(14,600)	9.09
June 30, 2015	600,080	$9.34

In 2015, IHC received $133,000 in cash from the exercise of stock options with an aggregate intrinsic value of $63,000 and realized $10,000 of tax benefits.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	June 30, 2015
	Outstanding	Exercisable

Number of options	600,080	600,080
Weighted average exercise price per share	$9.34	$9.34
Aggregate intrinsic value for all options (in thousands)	$2,311	$2,311
Weighted average contractual term remaining	1.8 years	1.8 years

At June 30, 2015, all of IHC’s outstanding stock options are fully vested and all of the related compensation costs have been recognized.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2015:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2014	14,850	$12.09
Granted	7,425	11.78
Vested	(7,425)	11.44

June 30, 2015	14,850	$12.26

IHC granted 7,425 shares of restricted stock awards during each of the six months ended June 30, 2015 and 2014 with weighted average grant-date fair values of $11.78 and $13.27, respectively, per share. The total fair value of restricted stock that vested during each of the first six months of 2015 and 2014 was $89,000 and $68,000, respectively.

As of June 30, 2015, the total unrecognized compensation expense related to non-vested restricted stock unit awards was $174,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.2 years.

SARs

IHC had 129,150 and 136,850 of SAR awards outstanding at June 30, 2015 and December 31, 2014, respectively. In 2015, 7,700 SARs were exercised with an aggregate intrinsic value of $38,000.  Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 are liabilities of $696,000 and $791,000, respectively, pertaining to SARs.

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

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
AMIC’s Share-based Compensation Plans:
Stock options	$11	$16	$22	$27

Share-based compensation expense, pre-tax	11	16	22	27
Tax benefits	4	5	8	10

Share-based compensation expense, net	$7	$11	$14	$17

Stock Options

AMIC’s stock option activity for the six months ended June 30, 2015 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2014	166,616	$10.50
Expired	(53,500)	13.92
June 30, 2015	113,116	$8.88

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of June 30, 2015:

	June 30, 2015
	Outstanding	Exercisable

Number of options	113,116	99,782
Weighted average exercise price per share	$8.88	$8.79
Aggregate intrinsic value for all options (in thousands)	$201	$188
Weighted average contractual term remaining	4.10 years	3.50 years

As of June 30, 2015, the total unrecognized compensation expense related to AMIC’s non-vested options was $62,000 which will be recognized over the remaining requisite service periods.

Note 12.

Supplemental Disclosures of Cash Flow Information

Net cash payments (receipts) for income taxes were $571,000 and $(2,763,000) during the six months ended June 30, 2015 and 2014.

Cash payments for interest were $881,000 and $922,000 during the six months ended June 30, 2015 and 2014, respectively.

Note 13.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2015	2014	2015	2014
Revenues:
Medical Stop-Loss	$52,228	$45,499	$108,240	$93,087
Fully Insured Health	49,631	60,888	96,163	127,427
Group disability, life, annuities and DBL	20,727	16,716	41,475	33,143
Individual life, annuities and other	8,376	8,347	17,300	17,285
Corporate	43	50	92	79
	131,005	131,500	263,270	271,021
Net realized investment gains	2,100	4,519	4,100	6,070
Total revenues	$133,105	$136,019	$267,370	$277,091

Income before income taxes:
Medical Stop-Loss	$4,554	$4,653	$9,907	$9,391
Fully Insured Health(A)	1,555	47	2,832	1,955
Group disability, life, annuities and DBL	3,159	2,003	6,374	3,180
Individual life, annuities and other (B)	(1,332)	(2,111)	(2,385)	(3,220)
Corporate	(1,437)	(2,491)	(3,197)	(4,410)
	6,499	2,101	13,531	6,896
Net realized investment gains	2,100	4,519	4,100	6,070
Interest expense	(478)	(337)	(910)	(818)

Income before income taxes	$8,121	$6,283	$16,721	$12,148

(A)

The Fully Insured Health segment includes amortization of intangible assets. Total amortization expense was $382,000 and $492,000 for the three months ended June 30, 2015 and 2014, respectively, and was $645,000 and $984,000, respectively, for the six months ended June 30, 2015 and 2014. Amortization expense for the other segments is not material to their operating results.

(B)

The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $62,000 and $1,128,000 for the three months ended June 30, 2015 and 2014, respectively, and $416,000 and $1,239,000 for the six months ended June 30, 2015 and 2014, respectively.

Note 14.

Subsequent Event

On July 31, 2015, Madison National Life and Standard Security Life together entered into a coinsurance and sale agreement with an unaffiliated reinsurer, National Guardian Life Insurance Company (“NGL”), to: (i) cede substantially all of their individual life and annuity policy blocks currently in run-off; and (ii) sell the related infrastructure associated with the administration of such policies. The Company transferred $206,953,000 of cash to NGL, net of the aggregate purchase price of $42,000,000 for the coinsurance and sale transaction.

As a result of this transaction, approximately $76,000,000 of the aforementioned life and annuity reserves were assigned and transferred to the reinsurer, contractually relieving the Company of the liability with regards to those policies. For the remaining life and annuity reserves ceded to the reinsurer, the Company recorded corresponding amounts as due from reinsurers. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

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

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC, IHC Health Solutions, Inc., IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc.  IHC also owns a significant equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.   At June 30, 2015, the Company also owned approximately a 92% interest in American Independence Corp. ("AMIC").

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to medical stop-loss, fully insured medical, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers and profit commissions.  .

The following is a summary of key performance information and events:

The results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$133,105	$136,019	$267,370	$277,091
Expenses	124,984	129,736	250,649	264,943

Income before income taxes	8,121	6,283	16,721	12,148
Income taxes	2,965	2,403	6,234	4,263

Net income	5,156	3,880	10,487	7,885

Less: Income from noncontrolling interests in subsidiaries	(124)	(32)	(236)	(336)

Net income attributable to IHC	$5,032	$3,848	$10,251	$7,549

o

Net income of $.29 per share, diluted, for the three months ended June 30, 2015 compared to $.22 per share, diluted, for the same period in 2014. Net income of $.59 per share, diluted, for the six months ended June 30, 2015 compared to $.43 per share, diluted, for the same period in 2014.

o

Consolidated investment yields (on an annualized basis) of 2.5% and 2.8% for the three months and six months ended June 30, 2015 compared to 3.3%  and 3.4% for the comparable period in 2014;

o

Book value of $17.13 per common share at June 30, 2015 compared to $16.76 at December 31, 2014.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $4.6 million and $4.7 million for the three months ended 2015 and 2014, respectively, and for the six months ended June 30, 2015 and 2014, reported income before taxes of $9.9 million and $9.4 million, respectively.

o

Premiums earned increased $7.4 million and $15.6 million for the three months and six months ended June 30, 2015, respectively, when compared to the same periods in 2014. The increase in premiums earned is primarily due to increased volume of business produced by IHC Risk Solutions.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its U.S. GAAP Combined Ratios, is as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Premiums Earned	$51,231	$43,790	$104,989	$89,376
Insurance Benefits, Claims & Reserves	38,242	29,971	77,663	61,796
Expenses	9,501	10,170	20,420	20,452

Loss Ratio(A)	74.6%	68.4%	74.0%	69.1%
Expense Ratio (B)	18.6%	23.2%	19.4%	22.9%
Combined Ratio (C)	93.2%	91.6%	93.4%	92.0%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o

Loss ratios increased in both the direct and assumed lines of medical stop-loss business due to higher claims experience while expense ratios decreased due to lower commission expenses.

•

The Fully Insured Health segment reported $1.5 million of income before taxes for the three months ended June 30, 2015 as compared to break-even results for the comparable period in 2014, and reported $2.8 million of income before taxes for the six months ended June 30, 2015 compared to $2.0 million for the comparable period in 2014.  The increase in profitability is largely due to lower loss ratios and lower combined ratios in 2015 primarily as a result of exiting the market for major medical health plans for individuals and families and small group major medical (collectively “Major Medical”) and a $0.5 million gain recorded upon the acquisition of a controlling interest in Global Accident Facilities, LLC (“GAF”);

o

For the three months and six months ended June 30, 2015, premiums earned in the Fully Insured Health segment decreased by $12.9 million and $26.9 million, respectively, over the comparable periods in 2014. Decreases in the premiums earned from Major Medical for the three months and six months ended June 30, 2015 of $12.9 million and $31.7 million, respectively, are largely the result of the strategic decision to focus on specialty health products. The decrease in Major Medical premiums was partially offset by increases in the specialty health business as a result of new product launches and broader marketing of our short-term medical plans, and by growth in pet insurance and occupational accident lines of business.

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Premiums Earned	$44,159	$57,015	$87,451	$114,324
Insurance Benefits, Claims & Reserves	24,768	38,137	48,925	75,558
Expenses	17,123	19,238	33,854	38,247

Loss Ratio	56.1%	66.9%	55.9%	66.1%
Expense Ratio	38.8%	33.7%	38.7%	33.4%
Combined Ratio	94.9%	100.6%	94.6%	99.5%

o

The lower loss ratios in 2015 are primarily attributable to the effects of exiting Major Medical.  In 2014, we began to adjust our mix of business from Major Medical to specialty health insurance lines of business and, as a result, loss ratios have improved although expense ratios associated with these types of products are somewhat higher.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $1.2 million and $3.2 million for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase in 2015 results is primarily the result of increased volume and retentions in the LTD line combined with lower loss ratios;

•

Losses before income taxes from the Individual life, annuities and other segment decreased $0.8 million for both the three months and six months ended June 30, 2015 over the same periods in 2014 primarily due to less amortization of deferred costs in correlation to the assumptions of certain ceded life and annuity policies;

•

Losses before income taxes from the Corporate segment decreased $1.1 million and $1.2 million for the three months and six months ended June 30, 2015 over the same periods in 2014 primarily as a result of lower share-based compensation expenses in 2015; and

•

Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gross Direct and Assumed
Earned Premiums:	2015	2014	2015	2014

Medical Stop-Loss	$73,090	$58,761	$147,570	$116,155
Fully Insured Health	47,092	62,292	95,085	125,962
Group disability, life, annuities and DBL	28,872	26,717	57,568	53,068
Individual, life, annuities and other	6,054	6,622	12,412	13,640

	$155,108	$154,392	$312,635	$308,825

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Direct and Assumed
Earned Premiums:	2015	2014	2015	2014

Medical Stop-Loss	$51,231	$43,790	$104,989	$89,376
Fully Insured Health	44,159	57,015	87,451	114,324
Group disability, life, annuities and DBL	20,064	15,875	40,000	31,436
Individual, life, annuities and other	4,989	4,455	10,117	9,269

	$120,443	$121,135	$242,557	$244,405

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  During the six months ended June 30, 2015, there were no additions to or changes in the critical accounting policies disclosed in the 2014 Form 10-K except for the recently adopted accounting standards discussed in Note 1(D) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Information by business segment for the three months ended June 30, 2015 and 2014 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
June 30, 2015	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$51,231	925	72	38,242	-	9,432	$4,554
Fully Insured Health	44,159	532	4,940	24,768	108	23,200	1,555
Group disability,
life, annuities
and DBL	20,064	630	33	11,491	-	6,077	3,159
Individual life,
annuities and other	4,989	2,375	1,012	4,879	1,316	3,513	(1,332)
Corporate	-	43	-	-	-	1,480	(1,437)
Sub total	$120,443	$4,505	$6,057	$79,380	$1,424	$43,702	6,499

Net realized investment gains							2,100
Interest expense on debt							(478)
Income before income taxes							8,121
Income taxes							2,965
Net income							$5,156

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
June 30, 2014	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$43,790	998	711	29,971	-	10,875	$4,653
Fully Insured Health	57,015	649	3,224	38,137	57	22,647	47
Group disability,
life, annuities
and DBL	15,875	805	36	10,151	-	4,562	2,003
Individual life,
annuities and other	4,455	2,932	960	5,004	1,132	4,322	(2,111)
Corporate	-	50	-	-	-	2,541	(2,491)
Sub total	$121,135	$5,434	$4,931	$83,263	$1,189	$44,947	2,101

Net realized investment gains							4,519
Interest expense on debt							(337)
Income before income taxes							6,283
Income taxes							2,403
Net income							$3,880

Premiums Earned

In the second quarter of 2015, premiums earned decreased $0.7 million over the comparable period of 2014. The decrease is primarily due to: (i) a decrease of $12.9 million in the Fully Insured Health segment primarily as a result of a $12.9 million decrease in Major Medical premiums. Premium increases in the pet and occupational accident lines of $1.1 million and $1.2 million, respectively, were offset by an aggregate decrease of $2.1 million in other fully insured lines; partially offset by (ii) a $7.4 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; and (iii) a $4.2 million increase in the Group disability, life, annuities and DBL segment primarily due to increased volume and retentions in the group term life and LTD lines.

Net Investment Income

Total net investment income decreased $0.9 million.  The overall annualized investment yields were 2.5% and 3.3% in the second quarter of 2015 and 2014, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments as the Company moved approximately $207.0 million of invested assets to short term duration in anticipation of the settlement of the coinsurance and sale transaction on July 31, 2015 (see Note 14). The annualized investment yields on bonds, equities and short-term investments were 2.5% and 3.1% in the second quarter of 2015 and 2014, respectively. IHC has approximately $321.0 million in highly rated shorter duration securities earning on average 0.9%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $2.1 million in 2015 compared to $4.5 million in 2014. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $0.6 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014 primarily as a result of increased volume in the Medical Stop-Loss segment.

In the second quarter of 2015, other income includes a $0.5 million gain recorded in connection with the acquisition of a controlling interest in GAF with no comparable amount in the second quarter of 2014.

Insurance Benefits, Claims and Reserves

In the second quarter of 2015, insurance benefits, claims and reserves decreased $3.9 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $13.4 million in the Fully Insured Health segment, primarily due to lower loss ratios in 2015 and a decrease of $12.0 million in benefits, claims and reserves related to the run-off of Major Medical; offset in part by increases in the volume of the pet and occupational accident lines of business; partially offset by (ii) an increase of $8.3 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume and higher loss ratios; and (iii) an increase of $1.3 million in the group disability, life, annuities and DBL segment, primarily due to increased volume and retention in the group term life and LTD lines partially offset by lower loss ratios.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $1.2 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $1.4 million in the Medical Stop-Loss segment as a result of increased volume offset by lower commission expenses; (ii) a $1.0 million decrease in Corporate  primarily due to a reduction in employee share-based compensation expenses; and (iii) a decrease of $0.8 million in Individual life, annuity and other segment primarily due to a decrease in the amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies; partially offset by (iv) an increase of $1.5 million in the group disability, life, annuities and DBL segment primarily due to increased commission expense in the LTD line as a result of new business and changes in retention levels; and (v) an increase of $0.5 million in the Fully Insured Health segment largely due to increases in general expenses as a result of the higher volume of pet business, an increase in ancillary lines (primarily short term medical and fixed indemnity limited benefit) and the inclusion of GAF expenses in 2015, partially offset by decreases in expenses due to the run-off of Major Medical.

Income Taxes

The effective tax rate for the three months ended June 30, 2015 and 2014 was 36.5% and 38.2%, respectively.  The lower effective tax rate in 2015 was primarily due to a lower amount of non-deductible expenses as a result of the Affordable Care Act in the second quarter of 2015 compared to 2014, partially offset by a decrease in benefits from tax-advantaged securities as a percentage of income.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Information by business segment for the six months ended June 30, 2015 and 2014 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
June 30, 2014	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$104,989	2,037	1,214	77,663	-	20,670	$9,907
Fully Insured Health	87,451	1,137	7,575	48,925	229	44,177	2,832
Group disability,
life, annuities
and DBL	40,000	1,401	74	22,836	-	12,265	6,374
Individual life,
annuities and other	10,117	5,279	1,904	9,576	2,659	7,450	(2,385)
Corporate	-	92	-	-	-	3,289	(3,197)
Sub total	$242,557	$9,946	$10,767	$159,000	$2,888	$87,851	13,531

Net realized investment gains							4,100
Interest expense on debt							(910)
Income before income taxes							16,721
Income taxes							6,234
Net income							$10,487

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
	Premiums	Investment	Other	and	Acquisition	And
June 30, 2014	Earned	Income	Income	Reserves	Costs	Administrative	Total
(In thousands)

Medical Stop-Loss	$89,376	2,213	1,498	61,796	-	21,900	$9,391
Fully Insured Health	114,324	1,295	11,808	75,558	269	49,645	1,955
Group disability,
life, annuities
and DBL	31,436	1,639	68	20,786	-	9,177	3,180
Individual life,
annuities and other	9,269	6,009	2,007	10,432	2,202	7,871	(3,220)
Corporate	-	79	-	-	-	4,489	(4,410)
Sub total	$244,405	$11,235	$15,381	$168,572	$2,471	$93,082	6,896

Net realized investment gains							6,070
Interest expense on debt							(818)
Income before income taxes							12,148
Income taxes							4,263
Net income							$7,885

Premiums Earned

In the first six months of 2015, premiums earned decreased $1.8 million over the comparable period of 2014. The decrease is primarily due to: (i) a decrease of $26.9 million in the Fully Insured Health segment as a result of a $31.7 million decrease in premiums from exiting Major Medical, partially offset by premium increases in the ancillary lines (primarily short-term medical), pet, international and occupational accident lines of business as a result of higher volume; offset in part by (ii) a $15.6 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; and (iii) an $8.6 million increase in the Group disability, life, annuities and DBL segment primarily due to increased volume and retentions in the group term life and LTD lines.

Net Investment Income

Total net investment income decreased $1.3 million.  The overall annualized investment yields were 2.8% and 3.4% in the first six months of 2015 and 2014, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments as the Company moved approximately $207.0 million to short term duration in anticipation of the settlement of the coinsurance and sale transaction on July 31, 2015 (see Note 14). The annualized investment yields on bonds, equities and short-term investments were 2.7% and 3.3% in the first six months of 2015 and 2014, respectively. IHC has approximately $321.0 million in highly rated shorter duration securities earning on average 0.9%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $4.1 million in 2015 compared to $6.1 million in 2014. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income decreased $5.0 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 primarily as a result of decreased Major Medical volume in the Fully Insured Health segment partially offset by increased volume in the Medical Stop-Loss segment.

In 2015, other income includes a $0.5 million gain on the acquisition of a controlling interest in GAF with no comparable amount in 2014.

Insurance Benefits, Claims and Reserves

In the first six months of 2015, insurance benefits, claims and reserves decreased $9.6 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $26.6 million in the Fully Insured Health segment, primarily due to lower loss ratios in 2015 and a decrease of $27.6 million in benefits, claims and reserves related to the run-off of the Major Medical; offset in part by increases in the volume of ancillary products, pet, international and occupational accident lines of business; partially offset by (ii) an increase of $15.9 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume and higher loss ratios; and (iii) an increase of $2.1 million in the group disability, life, annuities and DBL segment, primarily due to increased volume and retention in the group term life and LTD lines partially offset by lower loss ratios.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $5.2 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $5.5 million in the Fully Insured Health segment largely due to the run-off of the Major Medical partially offset by increases in general expenses as a result of the higher volume of ancillary, pet, international and occupational accident business, which tends to have a higher expense structure than major medical; (ii) a decrease of $1.2 million in the Medical Stop-Loss segment as a result of increased volume more than offset by lower commission expenses; and (iii) a $1.2 million decrease in Corporate primarily due to a reduction in employee share-based compensation expenses; partially offset by (iii) an increase of $3.1 million in the group disability, life, annuities and DBL segment primarily due to increased commission expense in the LTD line as a result of new business and changes in retention levels.

Income Taxes

The effective tax rate for the six months ended June 30, 2015 and 2014 was 37.3% and 35.1%, respectively.  The higher effective tax rate in 2015 was primarily due to a decrease in benefits from tax-advantaged securities as a percentage of income in 2015.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the six months ended June 30, 2015. The Insurance Group declared and paid $10.0 million of dividends to Corporate during the six months ended June 30, 2014.

Cash Flows

The Company had $23.5 million and $25.1 million of cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

For the six months ended June 30, 2015, operating activities of the Company provided $32.6 million of cash, $30.0 million was utilized for the settlement of investment activities and $4.1 million of cash was utilized for financing activities. Financing activities include $1.7 million utilized for the purchase of AMIC shares and remaining IPA interests from noncontrolling interests, $0.6 million for the payment of dividends and $0.7 million for treasury share purchases.

The Company has $525.1 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2015, cash received from the maturities and other repayments of fixed maturities was $32.0 million.

In accordance with the terms of the coinsurance and sale transaction (see Note 14), the Company transferred approximately $207.0 million subsequent to June 30, 2015.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $217.5 million at June 30, 2015 compared to $230.3 million at December 31, 2014. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2015.

In connection with the acquisition of a controlling interest in GAF during the second quarter of 2015, the Company recorded $6.1 million of goodwill, $5.5 million of intangible assets, $2.2 million of deferred tax liabilities and $3.3 million of long term debt.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	June 30,	December 31,
	2015	2014

Medical Stop-Loss	$95,294	$80,128
Fully Insured Health	49,373	50,285
Group Disability	98,282	99,310
Individual A&H and Other	6,607	7,080

	$249,556	$236,803

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

The $5.8 million increase in IHC’s stockholders' equity in the first six months of 2015 is primarily due to $10.3 million of net income attributable to IHC partially offset by $3.2 million of other comprehensive losses attributable to IHC, $0.7 million of treasury stock purchases and a $0.8 million common stock dividend declared.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $8.3 million at June 30, 2015, approximately 99.8% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2015, approximately 0.2% (or $1.2 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities, primarily mortgage securities. Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets. The Company does not have any non-performing fixed maturities at June 30, 2015.

The Company reviews its investments regularly and monitors its investments continually for impairments. There were no securities with fair values less than 80% of their amortized cost at June 30, 2015 and the Company did not record any other-than-temporary impairment losses in the six months ended June 30, 2015 or 2014.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2015. In 2015, the Company recorded $0.2 million of net unrealized losses on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2015, is not materially different from that reported in the schedule of such obligations at December 31, 2014 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

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

•

Increasing emphasis on direct-to-consumer and career advisor distribution initiatives as we believe this will be a growing means for selling health insurance in the coming years, and accompanying start-up costs of expanding our sales through our call center, career model (including our newly launched Aspira A Mas outreach to the Hispanic community) and transactional websites.

•

Increasing retention in our group life and disability lines of business. In 2015, we expect a continuation of the increase in group long-term and short-term disability products driven by higher retention amounts and a full year of premiums generated by a relatively new distribution partnership.

•

Continued evaluation of strategic transactions and responses to inquiries regarding the sale of certain assets and joint venture opportunities that could unlock shareholder value.

•

Continued focus on administrative efficiencies.

The Company will remain highly liquid in 2015 as a result of the continuing shorter duration of the portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for 2015. IHC has approximately $321.0 million in highly rated shorter maturity securities earning on average 0.9%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business has been affected by the passage of the Patient Protection and Affordable Care Act of 2010, as amended, and its subsequent interpretations by state and federal regulators. While the law has influenced our decision, and that of many other insurers, to exit or reduce their presence in Major Medical plans in the small employer and individual markets, non-Major Medical lines of business and medical stop-loss have been impacted by health care reform minimally or not at all.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks) assuming immediate changes in interest rates at specified levels at June 30, 2015:

	Change in Interest Rates

	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline	200 basis point decline

Corporate securities	$147,197	$154,973	$163,353	$172,729	$181,942
CMO’s	4,190	4,388	4,603	4,840	5,059
U.S. Government obligations	214,427	218,248	222,158	225,557	225,735
Agency MBSs	50	51	52	53	53
GSEs	10,475	11,219	12,040	12,940	13,843
State & Political Subdivisions	170,027	184,485	199,962	214,319	225,857
Foreign governments	1,601	1,722	1,856	2,002	2,153

Total estimated fair value	$547,967	$575,086	$604,024	$632,440	$654,642

Estimated change in value	$(56,057)	$(28,938)		$28,416	$50,618

In the second quarter of 2015, the Company moved approximately $207.0 million of assets to short term duration in anticipation of the settlement of the coinsurance and sale transaction discussed in Note 14 of the Notes to the Condensed Consolidated Financial Statements. This resulted in a decrease in the expected change in fair value as a percentage of the Company’s fixed income portfolio given a 100 to 200 basis point rise or decline in interest rates compared to the expected change at December 31, 2014. It is anticipated that after the transfer of $207.0 million of cash to an unaffiliated reinsurer in July 2015, per the terms of the aforementioned coinsurance and sale transaction, the expected change in fair value as a percentage of the Company’s fixed income portfolio should return to levels similar to those disclosed at December 31, 2014 in the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2014, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. As of June 30, 2015, 408,460 shares were still authorized to be repurchased under the plan. Share repurchases during the second quarter of 2015 are summarized as follows:

2015
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	-	$-	419,394
May	-	$-	419,394
June	10,934	$12.99	408,460

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

August 7, 2015

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

August 7, 2015

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer