Form 10-Q
period 2015-09-30
INDEPENDENCE HOLDING CO
filed 2015-11-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 1, 2015
Common stock, $ 1.00 par value	17,263,258 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	11,082	16,790
Trading securities	8,993	11,095
Fixed maturities, available-for-sale	435,929	583,880
Equity securities, available-for-sale	8,748	13,895
Other investments	24,037	25,251
Total investments	488,839	650,961

Cash and cash equivalents	18,730	25,083
Deferred acquisition costs	524	30,806
Due and unpaid premiums	68,988	62,628
Due from reinsurers	481,813	278,242
Premium and claim funds	24,420	32,553
Goodwill	53,371	50,318
Other assets	54,637	57,126

TOTAL ASSETS	$1,191,322	$1,187,717

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims	$252,927	$236,803
Future policy benefits	270,047	277,041
Funds on deposit	172,087	186,782
Unearned premiums	13,448	9,455
Other policyholders' funds	12,035	18,802
Due to reinsurers	36,904	47,945
Accounts payable, accruals and other liabilities	68,659	67,641
Debt	5,189	4,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	869,442	886,615

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,555,683 and 18,531,158 shares issued; 17,257,630 and
17,371,040 shares outstanding	18,556	18,531
Paid-in capital	127,580	127,098
Accumulated other comprehensive income (loss)	(1,346)	22
Treasury stock, at cost; 1,298,053 and 1,160,118 shares	(13,890)	(12,141)
Retained earnings	181,817	157,667

TOTAL IHC STOCKHOLDERS’ EQUITY	312,717	291,177
NONCONTROLLING INTERESTS IN SUBSIDIARIES	9,163	9,925

TOTAL EQUITY	321,880	301,102

TOTAL LIABILITIES AND EQUITY	$1,191,322	$1,187,717

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Premiums earned	$119,038	$117,705	$361,595	$362,110
Net investment income	3,938	5,439	13,884	16,674
Fee income	2,826	4,813	11,029	18,013
Other income	5,792	951	8,356	3,132
Gain on sale of subsidiary to joint venture	10,161	-	10,161	-
Net realized investment gains (losses)	(1,109)	844	2,991	6,914
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(228)	-	(228)	-
Portion of losses recognized in other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings	(228)	-	(228)	-

	140,418	129,752	407,788	406,843
EXPENSES:
Insurance benefits, claims and reserves	74,218	74,916	233,218	243,488
Selling, general and administrative expenses	41,984	44,916	129,835	137,998
Amortization of deferred acquisitions costs	558	1,416	3,446	3,887
Interest expense on debt	444	539	1,354	1,357

	117,204	121,787	367,853	386,730

Income before income taxes	23,214	7,965	39,935	20,113
Income taxes	8,326	3,141	14,560	7,404

Net income	14,888	4,824	25,375	12,709
Less: Income from noncontrolling interests in subsidiaries	(128)	(114)	(364)	(450)

NET INCOME ATTRIBUTABLE TO IHC	$14,760	$4,710	$25,011	$12,259

Basic income per common share	$.85	$.27	$1.44	$.70

WEIGHTED AVERAGE SHARES OUTSTANDING	17,292	17,410	17,331	17,505

Diluted income per common share	$.85	$.27	$1.43	$.69

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,457	17,578	17,496	17,665

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$14,888	$4,824	$25,375	$12,709
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	2,948	(2,348)	(2,192)	10,672
Tax expense (benefit) on unrealized gains (losses) on available-for-sale
securities	1,046	(550)	(843)	3,327
Unrealized gains (losses) on available-for-sale securities, net of taxes	1,902	(1,798)	(1,349)	7,345

Cash flow hedge:
Unrealized gains on cash flow hedge, pre-tax	34	69	62	107
Tax expense on unrealized gains on cash flow hedge	14	28	25	43
Unrealized gains on cash flow hedge, net of taxes	20	41	37	64

Other comprehensive income (loss), net of tax	1,922	(1,757)	(1,312)	7,409

COMPREHENSIVE INCOME, NET OF TAX	16,810	3,067	24,063	20,118

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(128)	(114)	(364)	(450)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (gain) loss on available-for-sale securities, net of tax	(51)	81	(61)	(132)
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	(51)	81	(61)	(132)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(179)	(33)	(425)	(582)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$16,631	$3,034	$23,638	$19,536

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2014	$18,531	$127,098	$22	$(12,141)	$157,667	$291,177	$9,925	$301,102

Net income					25,011	25,011	364	25,375
Other comprehensive
income (loss), net of tax			(1,373)			(1,373)	61	(1,312)
Repurchases of common stock				(1,749)		(1,749)	-	(1,749)
Common stock dividend
($.045 per share)					(783)	(783)	-	(783)
Acquisition of subsidiary						-	608	608
Purchases of noncontrolling
interests		112	5			117	(1,851)	(1,734)
Share-based compensation
expenses and related
tax benefits	25	265				290	-	290
Other capital transactions		105			(78)	27	56	83

BALANCE AT
SEPTEMBER 30, 2015	$18,556	$127,580	$(1,346)	$(13,890)	$181,817	$312,717	$9,163	$321,880

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$25,375	$12,709
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on sale of subsidiary to joint venture	(10,161)	-
Gain on disposition of assets	(5,053)	-
Amortization of deferred acquisition costs	3,446	3,887
Net realized investment gains	(2,991)	(6,914)
Other-than-temporary impairment losses	228	-
Equity income from equity method investments	(579)	(1,030)
Depreciation and amortization	2,317	2,971
Deferred tax expense	(6,313)	4,146
Other	3,654	7,199
Changes in assets and liabilities:
Net (purchases) sales of trading securities	160	(4,501)
Change in insurance liabilities	(17,627)	(106,540)
Change in deferred acquisition costs	26,827	(4,551)
Change in amounts due from reinsurers	(203,570)	100,206
Change in premium and claim funds	(3,556)	(2,156)
Change in current income tax liability	17,376	5,110
Change in due and unpaid premiums	(6,360)	(2,385)
Change in other assets	(6,702)	3,842
Change in other liabilities	6,973	(6,344)

Net change in cash from operating activities	(176,556)	5,649

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net sales of securities under resale and repurchase agreements	5,708	6,181
Sales of equity securities	9,187	288
Purchases of equity securities	(4,423)	(1,228)
Sales of fixed maturities	601,187	295,964
Maturities and other repayments of fixed maturities	36,505	32,993
Purchases of fixed maturities	(491,069)	(338,639)
Acquisition of subsidiary, net of cash acquired	511	-
Proceeds from deconsolidation of subsidiary, net of cash divested	3,524	-
Proceeds from sale of assets	8,000	-
Change in policy loans	10,629	647
Other investing activities	(1,035)	2,034

Net change in cash from investing activities	178,724	(1,760)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(1,722)	(3,953)
Cash paid in acquisitions of noncontrolling interests	(1,734)	-
Withdrawals of investment-type insurance contracts	(1,756)	(2,286)
Repayment of debt	(2,137)	(2,000)
Dividends paid	(1,392)	(1,233)
Other financing activities	220	(431)

Net change in cash from financing activities	(8,521)	(9,903)

Net change in cash and cash equivalents	(6,353)	(6,014)
Cash and cash equivalents, beginning of year	25,083	24,229

Cash and cash equivalents, end of period	$18,730	$18,215

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC, IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc. IHC also owns a significant equity interest in: (i) Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), a newly formed administration exchange for health and pet insurance; and (ii) a managing general underwriter (“MGU”) that writes medical stop-loss. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held 53% of IHC's outstanding common stock at September 30, 2015.

(B)

Consolidation

American Independence Corp.

American Independence Corp. (“AMIC”) is an insurance holding company engaged in the insurance and reinsurance business. During the first nine months of 2015, IHC purchased shares of AMIC common stock thereby increasing its ownership interest in AMIC to approximately 92% as of September 30, 2015. At December 31, 2014, the Company owned approximately 90% of the outstanding common stock of AMIC. In the second quarter of 2015, AMIC acquired Global Accident Facilities, LLC (“GAF”). See Note 6 for more information regarding the acquisition of GAF.

Effects of Ownership Changes in Less Than Wholly Owned Subsidiaries

The following table summarizes the effects of changes in the Company’s ownership interests in its less than wholly owned subsidiaries on IHC’s equity for periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Changes in IHC’s paid-in capital:
Purchase of AMIC shares	$-	$-	$(199)	$-
Purchase remaining IPA Family, LLC interests	-	-	311	-

Net transfers from noncontrolling interests	$-	$-	$112	$-

(C)

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Financial Statements are unaudited and include the accounts of IHC and its consolidated subsidiaries. Effective September 1, 2015 (“Deconsolidation Date”), pursuant to the terms of a contribution agreement, IHC contributed all of its shares in its subsidiary, IHC Health Solutions, Inc. (“IHC Health Solutions”) to Ebix Health Exchange, a newly formed joint venture with Ebix, Inc. (“Ebix”), and, as a result, IHC deconsolidated IHC Health Solutions (see Note 6). In accordance with U.S. GAAP, the accompanying Condensed Consolidated Financial Statements include the operating results of IHC Health Solutions prior to the Deconsolidation Date. Subsequent to the Deconsolidation Date, the Company’s equity interest in the newly formed joint venture is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. IHC’s annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results to be anticipated for the entire year.

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

Recently Issued Accounting Standards Not Yet Adopted

In September 2015, the FASB issued guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the effective date of this guidance has been deferred. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires one of two specified retrospective methods of application. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management has not yet determined the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

Note 2.

Income Per Common Share

Diluted earnings per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 165,000 shares for both the three months and nine months ended September 30, 2015; and 168,000 and 160,000 shares for the three months and nine months ended September 30, 2014, respectively.

Note  3.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	September 30, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$170,411	$411	$(4,575)	$166,247
CMOs - residential (1)	3,165	45	-	3,210
CMOs - commercial	975	303	-	1,278
U.S. Government obligations	36,269	334	-	36,603
Agency MBS - residential (2)	36	1	-	37
GSEs (3)	11,901	25	(243)	11,683
States and political subdivisions	209,143	3,300	(1,552)	210,891
Foreign government obligations	1,837	50	-	1,887
Redeemable preferred stocks	4,036	98	(41)	4,093

Total fixed maturities	$437,773	$4,567	$(6,411)	$435,929

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,927	$-	$(355)	$4,572
Nonredeemable preferred stocks	4,004	172	-	4,176

Total equity securities	$8,931	$172	$(355)	$8,748

	December 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$264,162	$1,076	$(3,314)	$261,924
CMOs - residential (1)	5,073	55	(22)	5,106
CMOs - commercial	975	-	(22)	953
U.S. Government obligations	22,766	126	-	22,892
Agency MBS - residential (2)	65	4	-	69
GSEs (3)	14,706	36	(86)	14,656
States and political subdivisions	238,514	3,253	(2,386)	239,381
Foreign government obligations	34,863	136	(299)	34,700
Redeemable preferred stocks	4,036	163	-	4,199

Total fixed maturities	$585,160	$4,849	$(6,129)	$583,880

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$8,452	$1,452	$(147)	$9,757
Nonredeemable preferred stocks	4,004	134	-	4,138

Total equity securities	$12,456	$1,586	$(147)	$13,895

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2015, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or repayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$3,796	$3,819
Due after one year through five years	86,666	86,501
Due after five years through ten years	119,483	119,799
Due after ten years	212,745	210,618
CMOs and MBSs	15,083	15,192

	$437,773	$435,929

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	September 30, 2015

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$96,293	$2,898	$33,355	$1,677	$129,648	$4,575
GSEs	5,604	125	5,035	118	10,639	243
States and political subdivisions	36,049	637	32,903	915	68,952	1,552
Redeemable preferred stocks	3,722	41	-	-	3,722	41
Total fixed maturities	141,668	3,701	71,293	2,710	212,961	6,411

Common stocks	4,069	355	-	-	4,069	355
Total equity securities	4,069	355	-	-	4,069	355

Total temporarily impaired
securities	$145,737	$4,056	$71,293	$2,710	$217,030	$6,766

Number of securities in an
unrealized loss position	62		21		83

	December 31, 2014

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$77,868	$1,473	$69,498	$1,841	$147,366	$3,314
CMO’s - residential	2,062	16	1,562	6	3,624	22
CMOs - commercial	-	-	953	22	953	22
GSEs	-	-	9,581	86	9,581	86
States and political subdivisions	58,819	744	67,318	1,642	126,137	2,386
Foreign government obligations	21,148	171	12,229	128	33,377	299
Total fixed maturities	159,897	2,404	161,141	3,725	321,038	6,129

Common stocks	2,007	136	348	11	2,355	147
Total equity securities	2,007	136	348	11	2,355	147

Total temporarily impaired
securities	$161,904	$2,540	$161,489	$3,736	$323,393	$6,276

Number of securities in an
unrealized loss position	70		46		116

Substantially all of the unrealized losses on fixed maturities available-for-sale at September 30, 2015 and December 31, 2014 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Net realized investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Available-for-sale securities:
Fixed maturities	$122	$1,536	$3,536	$7,027
Common stocks	-	-	1,465	-
Preferred stocks	-	-	-	(5)
Total available-for-sale securities	122	1,536	5,001	7,022

Trading securities	(703)	321	(1,124)	351
Total realized gains (losses)	(581)	1,857	3,877	7,373

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(530)	(1,010)	(882)	(458)
Total unrealized gains (losses) on trading securities	(530)	(1,010)	(882)	(458)

Gain (losses) on other investments	2	(3)	(4)	(1)

Net realized investment gains (losses)	$(1,109)	$844	$2,991	$6,914

For the three months and nine months ended September 30, 2015, proceeds from sales of available-for-sale securities were $226,350,000 and $612,363,000, respectively, and the Company realized gross gains of $301,000 and $6,074,000, respectively, and gross losses of $148,000 and $790,000, respectively, as a result of those sales. For the three months and nine months ended September 30, 2014, proceeds from sales of available-for-sale securities were $71,845,000 and $297,372,000, respectively, and the Company realized gross gains of $1,794,000 and $8,398,000, respectively, and gross losses of $153,000 and $694,000, respectively, as a result of those sales.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1G(iv) to the Consolidated Financial Statements in the 2014 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities. The Company recognized $228,000 of other-than-temporary impairment losses in earnings on equity securities available-for-sale during the three months and nine months ended September 30, 2015 due to the length of time and extent an equity security was below cost. The Company did not recognize any other-than-temporary impairments on available-for-sale securities in 2014.

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

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at both September 30, 2015 and December 31, 2014 consists of $335,000 related to CMO securities.

Note 4.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($2,000,000 and $4,000,000 at September 30, 2015 and December 31, 2014, respectively), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At September 30, 2015 and December 31, 2014, the fair value of interest rate swap was $21,000 and $83,000, respectively, which is included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 5 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap.

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

Contingent liabilities:

Contingent liabilities classified in Level 3 include; (i) a contingent liability assumed in connection with an acquisition (see Note 6) related to an earn-out agreement whereby significant unobservable inputs are based on projected income; and (ii) a contingent liability recognized in connection with the deconsolidation of a former subsidiary and a newly formed joint venture transaction (see Note 6) whereby significant unobservable inputs are based on projected cash flows.

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$166,247	$-	$166,247
CMOs - residential	-	3,210	-	3,210
CMOs - commercial	-	-	1,278	1,278
US Government obligations	-	36,603	-	36,603
Agency MBS - residential	-	37	-	37
GSEs	-	11,683	-	11,683
States and political subdivisions	-	208,676	2,215	210,891
Foreign government obligations	-	1,887	-	1,887
Redeemable preferred stocks	4,093	-	-	4,093
Total fixed maturities	4,093	428,343	3,493	435,929

Equity securities available-for-sale:
Common stocks	4,572	-	-	4,572
Nonredeemable preferred stocks	4,176	-	-	4,176
Total equity securities	8,748	-	-	8,748

Trading securities - equities	8,993	-	-	8,993
Total trading securities	8,993	-	-	8,993

Total Financial Assets	$21,834	$428,343	$3,493	$453,670

FINANCIAL LIABILITIES:
Interest rate swap	$-	$21	$-	$21
Contingent liabilities	-	-	2,179	2,179
Total Financial Liabilities	-	21	2,179	2,200

	December 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$261,924	$-	$261,924
CMOs – residential	-	5,106	-	5,106
CMOs – commercial	-	-	953	953
US Government obligations	-	22,892	-	22,892
Agency MBS - residential	-	69	-	69
GSEs	-	14,656	-	14,656
States and political subdivisions	-	237,067	2,314	239,381
Foreign government	-	34,700	-	34,700
Redeemable preferred stocks	4,199	-	-	4,199
Total fixed maturities	4,199	576,414	3,267	583,880

Equity securities available-for-sale:
Common stocks	9,757	-	-	9,757
Nonredeemable preferred stocks	4,138	-	-	4,138
Total equity securities	13,895	-	-	13,895

Trading securities - equities	11,095	-	-	11,095
Total trading securities	11,095	-	-	11,095

Total Financial Assets	$29,189	$576,414	$3,267	$608,870

FINANCIAL LIABILITIES:
Interest rate swap	$-	$83	$-	$83

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

	Three Months Ended September 30, 2015
	Financial Assets:			Financial Liabilities:
		States and	Total		Total
	CMOs-	Political	Level 3	Contingent	Level 3
	Commercial	Subdivisions	Assets	Liabilities	Liabilities

Beginning balance	$1,233	$2,248	$3,481	$1,000	$1,000

Gains (losses) included in earnings:
Gain on sale of subsidiary to
joint venture	-	-	-	1,281	1,281
Net investment income	-	-	-	(102)	(102)

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	45	(11)	34	-	-

Repayments and amortization of
of fixed maturities	-	(22)	(22)	-	-

Balance at end of period	$1,278	$2,215	$3,493	$2,179	$2,179

	Three Months Ended September 30, 2014
	Financial Assets:
		States and	Total
	CMOs	Political	Level 3
	Commercial	Subdivisions	Assets

Beginning balance	$906	$2,379	$3,285

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	18	(14)	4

Repayments and amortization of fixed maturities	-	(18)	(18)

Balance at end of period	$924	$2,347	$3,271

	Nine Months Ended September 30, 2015
	Financial Assets:			Financial Liabilities
		States and	Total		Total
	CMOs	Political	Level 3	Contingent	Level 3
	Commercial	Subdivisions	Assets	Liabilities	Liabilities

Beginning Balance	$953	$2,314	$3,267	$-	$-

Assumed in acquisition	-	-	-	1,000	1,000

Gains (losses) included in earnings:
Gain on sale of subsidiary to
joint venture	-	-	-	1,281	1,281
Net investment income	-	-	-	(102)	(102)

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	325	(36)	289	-	-

Repayments and amortization of
fixed maturities	-	(63)	(63)	-	-

Balance at end of period	$1,278	$2,215	$3,493	$2,179	$2,179

	Nine Months Ended September 30, 2014
	Financial Assets:
		States and	Total
	CMOs	Political	Level 3
	Commercial	Subdivisions	Assets

Beginning balance	$593	$2,441	$3,034

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	331	(45)	286

Repayments and amortization of fixed maturities	-	(49)	(49)

Balance at end of period	$924	$2,347	$3,271

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	September 30, 2015		December 31, 2014
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$44	$38	$13,356	$10,667

FINANCIAL LIABILITIES:
Funds on deposit	$172,352	$172,087	$187,213	$186,782
Debt and junior subordinated
debt securities	$43,244	$43,335	$42,146	$42,146

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

Note 6.

Acquisition and Deconsolidation of Subsidiaries

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

As a result of AMIC obtaining control, the Company has included GAF’s consolidated assets and liabilities and results of operations, subsequent to the Acquisition Date, in its condensed consolidated financial results as of and for the periods ended September 30, 2015. Accordingly, the individual line items on the Condensed Consolidated Statements of Income for 2015 reflect approximately five months of the operations of GAF with no corresponding amounts for 2014.

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

For the three months ended September 30, 2015, the Company’s Condensed Consolidated Statement of Income includes revenues and net income of $2,480,000 and $59,000, respectively, from GAF; and for the period from the Acquisition Date to September 30, 2015, the Company’s Condensed Consolidated Statement of Income includes revenues and net income of $4,220,000 and $359,000, respectively, from GAF.

Deconsolidation

Effective September 1, 2015, IHC and Ebix, a non-related party and international supplier of On-Demand software and E-commerce services to the insurance, financial and healthcare industries, finalized a joint venture in which IHC sold its wholly owned administrative subsidiary, IHC Health Solutions (now known as Ebix Health Administration Exchange, Inc.), in exchange for a 60% ownership interest in Ebix Health Exchange and $6,000,000 in cash proceeds. Ebix has the option to increase its ownership position to 50% over the next three years. IHC and Ebix have equal voting interest on the Board of Managers of Ebix Health Exchange. The transaction resulted in a loss of control over the subsidiary (due to a lack of the majority of the voting interest on the Board of Managers) and therefore the subsidiary was deconsolidated from the Company’s financial statements.

The Company recognized a gain of $10,161,000, pre-tax, on the transaction consisting of: (i) a pre-tax gain on the deconsolidation of $11,441,000, measured as the fair value of the consideration received and the fair value of the retained investment in Ebix Health Exchange less the carrying amount of the former subsidiary’s net assets; partially offset by (ii) a contingent liability of $1,280,000 representing the Company’s estimated obligation to fund future cash operating losses through December 31, 2016 per the terms of the joint venture agreement. The fair value of the contingent liability was estimated based on expected future operating cash shortfalls. Approximately $5,441,000 of the pre-tax gain is attributable to the re-measurement of the retained investment in the former subsidiary to its current value. The fair value of the retained investment was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings. The fair value of the retained investment is provisional pending receipt of the final valuations.  The Company expects to finalize the preliminary estimates by the end of this year.

Ebix Health Exchange will administer various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange amounted to $10,707,000 at September 30, 2015 and, for the quarter ended September 30, 2015 the Company recorded an equity loss of $36,000 on its investment. At September 30, 2015, the Company’s Condensed Consolidated Balance Sheet includes $1,210,000 of notes and other amounts receivable from, and $450,000 of administrative fees and other expenses payable to, Ebix Health Exchange which are included in other assets and accounts payable, accruals and other liabilities, respectively.  The Company’s Condensed Consolidated Statements of Income include $25,000 in fee income from, and $362,000 of administrative fee expenses to, Ebix Health Exchange which are included in fee income and selling, general and administrative expenses, respectively, for the three months and nine months ended September 30, 2015.

Note 7.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $53,371,000 and $50,318,000 at September 30, 2015 and December 31, 2014, respectively.

The Company has net other intangible assets of $16,083,000 and $12,135,000 at September 30, 2015 and December 31, 2014, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization. The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	September 30, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$23,706	$16,548	$22,725	$18,567
Trademarks	1,000	52	-	-
Total finite-lived	$24,706	$16,600	$22,725	$18,567

	September 30,	December 31,
	2015	2014
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

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

As a result of the deconsolidation of a subsidiary during the third quarter of 2015 discussed in Note 6, goodwill and net intangible assets associated with the Fully Insured Health segment decreased by $3,081,000 and $81,000, respectively.

Amortization expense was $542,000 and $1,471,000 for the three months and nine months ended September 30, 2015, respectively, and was $653,000 and $2,011,000 for the three months and nine months ended September 30, 2014.

Note 8.

Reinsurance

On July 31, 2015, Madison National Life and Standard Security Life together entered into a coinsurance and sale agreement with an unaffiliated reinsurer, National Guardian Life Insurance Company (“NGL”), to: (i) cede substantially all of their individual life and annuity policy blocks currently in run-off; and (ii) sell the related infrastructure associated with the administration of such policies. The Company transferred $207,964,000 of cash to NGL, net of the aggregate consideration of $42,000,000 for the coinsurance and sale transaction. As a result of this transaction, the Company: (i) recorded $234,740,000 of estimated amounts due from reinsurers; (ii) recorded a $31,192,000 decrease in deferred acquisition costs associated with the ceded policies; (iii) recorded a $9,866,000 decrease in policy loans; (iv) recorded $7,686,000 of estimated costs of reinsurance (included in other assets) which will be amortized over the life of the underlying reinsured contracts; and (v) recognized a $5,053,000 pre-tax gain (included in other income) on the sale of the assets associated with the administration of the ceded policies, net of disposal costs.

The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. However, as a result of this transaction, it is anticipated that approximately $76,000,000 of the aforementioned life and annuity reserves will be assigned and transferred to the reinsurer, pending regulatory approval, by the end of 2015, contractually relieving the Company of the liability with regards to those policies.

Note 9.

Debt

In connection with the acquisition of a controlling interest in GAF discussed in Note 6, the Company assumed $3,326,000 of GAF’s debt. This debt is comprised of: (i) various term loans with former owners of a subsidiary of GAF, aggregating $3,026,000, with various maturities through January 2, 2019 and bearing a fixed interest rate of 2.5%; and (ii) a $300,000 line of credit with a commercial bank bearing interest at 4%.

The Company made aggregate cash payments of $2,137,000 for the repayment of debt in the third quarter of 2015.

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

At September 30, 2015, AMIC had net operating loss carryforwards of approximately $259,257,000 for federal income tax purposes, which expire in varying amounts through the year 2028, with a significant portion expiring in 2020. The net deferred tax asset relative to AMIC included in other assets on IHC’s Condensed Consolidated Balance Sheets was $7,115,000 and $11,517,000 at September 30, 2015 and December 31, 2014, respectively.

Note 11.

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

Changes in the balances for each component of accumulated other comprehensive income, shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended September 30, 2015
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(3,184)	$(33)	$(3,217)

Other comprehensive income (loss) before reclassifications	1,834	20	1,854
Amounts reclassified from accumulated OCI	68	-	68
Net other comprehensive income (loss)	1,902	20	1,922

Less: Other comprehensive income attributable
to noncontrolling interests	(51)	-	(51)

Ending balance	$(1,333)	$(13)	$(1,346)

	Three Months Ended September 30, 2014
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(1,420)	$(99)	$(1,519)

Other comprehensive income (loss) before reclassifications	(587)	41	(546)
Amounts reclassified from accumulated OCI	(1,211)	-	(1,211)
Net other comprehensive income (loss)	(1,798)	41	(1,757)

Less: Other comprehensive income attributable
to noncontrolling interests	81	-	81

Ending balance	$(3,137)	$(58)	$(3,195)

	Nine Months Ended September 30, 2015
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$72	$(50)	$22

Other comprehensive income (loss) before reclassifications	1,728	37	1,765
Amounts reclassified from accumulated OCI	(3,077)	-	(3,077)
Net other comprehensive income (loss)	(1,349)	37	(1,312)

Less: Other comprehensive income attributable
to noncontrolling interests	(61)	-	(61)
Acquired from noncontrolling interests	5	-	5

Ending balance	$(1,333)	$(13)	$(1,346)

	Nine Months Ended September 30, 2014
	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Beginning balance	$(10,350)	$(122)	$(10,472)

Other comprehensive income (loss) before reclassifications	12,177	64	12,241
Amounts reclassified from accumulated OCI	(4,832)	-	(4,832)
Net other comprehensive income (loss)	7,345	64	7,409

Less: Other comprehensive income attributable
to noncontrolling interests	(132)	-	(132)

Ending balance	$(3,137)	$(58)	$(3,195)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains (losses)	$122	$1,535	$5,001	$7,022
Net impairment losses recognized in earnings	(228)	-	(228)	-

Income (loss) before income tax	(106)	1,535	4,773	7,022
Tax effect	(38)	324	1,696	2,190

Net income (loss)	$(68)	$1,211	$3,077	$4,832

Note 12.

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

At September 30, 2015, there were 369,861 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
IHC’s Share-based Compensation Plan:
Stock options	$-	$66	$55	$603
Restricted stock units	23	22	67	64
SARs	(23)	(190)	(80)	(113)

Share-based compensation expense, pre-tax	-	(102)	42	554
Tax benefits	-	(41)	17	221

Share-based compensation expense, net	$-	$(61)	$25	$333

Stock Options

The IHC’s stock option activity during 2015 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2014	614,680	$9.33
Exercised	(17,100)	9.09
September 30, 2015	597,580	$9.34

In 2015, IHC received $155,000 in cash from the exercise of stock options with an aggregate intrinsic value of $72,000 and realized $11,000 of tax benefits.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	September 30, 2015
	Outstanding	Exercisable

Number of options	597,580	597,580
Weighted average exercise price per share	$9.34	$9.34
Aggregate intrinsic value for all options (in thousands)	$2,164	$2,164
Weighted average contractual term remaining	1.6 years	1.6 years

At September 30, 2015, all of IHC’s outstanding stock options are fully vested and all of the related compensation costs have been recognized.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2015:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2014	14,850	$12.09
Granted	7,425	11.78
Vested	(7,425)	11.44

September 30, 2015	14,850	$12.26

IHC granted 7,425 shares of restricted stock awards during each of the nine months ended September 30, 2015 and 2014 with weighted average grant-date fair values of $11.78 and $13.27, respectively, per share. The total fair value of restricted stock that vested during each of the first nine months of 2015 and 2014 was $89,000 and $103,000, respectively.

As of September 30, 2015, the total unrecognized compensation expense related to non-vested restricted stock unit awards was $152,000 which is expected to be recognized over the remaining requisite weighted-average service period of 2.0 years.

SARs

IHC had 129,150 and 136,850 of SAR awards outstanding at September 30, 2015 and December 31, 2014, respectively. In 2015, 7,700 SARs were exercised with an aggregate intrinsic value of $38,000.  Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 are liabilities of $673,000 and $791,000, respectively, pertaining to SARs.

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

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
AMIC’s Share-based Compensation Plans:
Stock options	$11	$13	$32	$40

Share-based compensation expense, pre-tax	11	13	32	40
Tax benefits	4	4	11	14

Share-based compensation expense, net	$7	$9	$21	$26

Stock Options

AMIC’s stock option activity for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2014	166,616	$10.50
Exercised	(8,890)	5.81
Forfeited	(26,001)	8.90
Expired	(60,167)	13.82
September 30, 2015	71,558	$8.88

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of September 30, 2015:

	September 30, 2015
	Outstanding	Exercisable

Number of options	71,558	58,224
Weighted average exercise price per share	$8.88	$8.73
Aggregate intrinsic value for all options (in thousands)	$109	$96
Weighted average contractual term remaining	4.44 years	3.55 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  No options were granted in 2015. The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2014 was $5.70 per share.  The assumptions set forth in the table below were used to value the stock options granted for the nine months ended September 30, 2014:

September 30,
2014

Weighted-average risk-free interest rate	2.72%
Annual dividend rate per share	$-
Weighted-average volatility factor of the Company's common stock	38.27%
Weighted-average expected term of options	5 years

As of September 30, 2015, the total unrecognized compensation expense related to AMIC’s non-vested options was $51,000 which will be recognized over the remaining requisite service periods.

Note 13.

Supplemental Disclosures of Cash Flow Information

Net cash payments (receipts) for income taxes were $2,800,000 and $(2,598,000) during the nine months ended September 30, 2015 and 2014.

Cash payments for interest were $1,318,000 and $1,366,000 during the nine months ended September 30, 2015 and 2014, respectively.

Note 14.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2015	2014	2015	2014
Revenues:
Medical Stop-Loss	$53,965	$45,734	$162,205	$138,821
Fully Insured Health	45,193	57,412	141,356	184,839
Group disability, life, annuities and DBL	24,404	16,948	65,879	50,091
Individual life, annuities and other	7,987	8,764	25,287	26,049
Corporate	45	50	137	129
	131,594	128,908	394,864	399,929
Gain on sale of subsidiary to joint venture	10,161	-	10,161	-
Net realized investment gains (losses)	(1,109)	844	2,991	6,914
Net impairment losses recognized in earnings	(228)	-	(228)	-
Total revenues	$140,418	$129,752	$407,788	$406,843

Income before income taxes:
Medical Stop-Loss	$6,523	$6,339	$16,430	$15,730
Fully Insured Health(A)	2,399	370	5,231	2,325
Group disability, life, annuities and DBL	4,400	4,057	10,774	7,237
Individual life, annuities and other (B)	3,623	(1,683)	1,238	(4,903)
Corporate	(2,111)	(1,423)	(5,308)	(5,833)
	14,834	7,660	28,365	14,556
Gain on sale of subsidiary to joint venture	10,161	-	10,161	-
Net realized investment gains (losses)	(1,109)	844	2,991	6,914
Net impairment losses recognized in earnings	(228)	-	(228)	-
Interest expense	(444)	(539)	(1,354)	(1,357)

Income before income taxes	$23,214	$7,965	$39,935	$20,113

(A)

The Fully Insured Health segment includes amortization of intangible assets. Total amortization expense was $425,000 and $493,000 for the three months ended September 30, 2015 and 2014, respectively, and was $1,070,000 and $1,477,000, respectively, for the nine months ended September 30, 2015 and 2014. Amortization expense for the other segments is not material to their operating results.

(B)

The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $213,000 and $1,699,000 for the three months ended September 30, 2015 and 2014, respectively, and $629,000 and $2,938,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Risk Solutions, LLC, IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc.  IHC also owns a significant equity interest in: (i) Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), a newly formed administration exchange for health and pet insurance; and (ii) a managing general underwriter (“MGU”) that writes medical stop-loss. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.   At September 30, 2015, the Company also owned approximately a 92% interest in American Independence Corp. ("AMIC").

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

The following is a summary of key performance information and events:

The results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$140,418	$129,752	$407,788	$406,843
Expenses	117,204	121,787	367,853	386,730

Income before income taxes	23,214	7,965	39,935	20,113
Income taxes	8,326	3,141	14,560	7,404

Net income	14,888	4,824	25,375	12,709

Less: Income from noncontrolling interests in subsidiaries	(128)	(114)	(364)	(450)

Net income attributable to IHC	$14,760	$4,710	$25,011	$12,259

o

Net income of $.85 per share, diluted, for the three months ended September 30, 2015 compared to $.27 per share, diluted, for the same period in 2014. Net income of $1.43 per share, diluted, for the nine months ended September 30, 2015 compared to $.69 per share, diluted, for the same period in 2014.

o

Net income for the three months and nine months ended September 30, 2015 includes a $6.9 million gain, net of tax, resulting from the deconsolidation of a subsidiary and corresponding joint venture transaction. See discussion on Gain on Sale of Subsidiary to Joint Venture.

o

Net income for the three months and nine months ended September 30, 2015 includes a gain of $3.3 million, net of tax, on the sale of the infrastructure associated with the administration of substantially all of our individual life and annuity policies ceded during the quarter. See discussion on Other Income.

o

Consolidated investment yields (on an annualized basis) of 2.9% and 2.8% for the three months and nine months ended September 30, 2015 compared to 3.3%  and 3.4% for the comparable periods in 2014;

o

Book value of $18.12 per common share at September 30, 2015 compared to $16.76 at December 31, 2014.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $6.5 million and $6.3 million for the three months ended 2015 and 2014, respectively, and for the nine months ended September 30, 2015 and 2014, reported income before taxes of $16.4 million and $15.7 million, respectively.

o

Premiums earned increased $7.9 million and $23.6 million for the three months and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014. The increase in premiums earned is primarily due to increased volume of business produced by IHC Risk Solutions.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its U.S. GAAP Combined Ratios, is as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Premiums Earned	$52,040	$44,078	$157,029	$133,454
Insurance Benefits, Claims & Reserves	37,369	29,582	115,032	91,378
Expenses	10,097	9,579	30,518	30,031

Loss Ratio(A)	71.8%	67.1%	73.3%	68.5%
Expense Ratio (B)	19.4%	21.7%	19.4%	22.5%
Combined Ratio (C)	91.2%	88.8%	92.7%	91.0%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o

Loss ratios increased primarily from the assumed lines of medical stop-loss business and from our affiliated owned MGU due to higher claims experience while expense ratios decreased due to lower commission expenses.

•

The Fully Insured Health segment reported $2.4 million of income before taxes for the three months ended September 30, 2015 as compared to break-even results for the comparable period in 2014, and reported $5.2 million of income before taxes for the nine months ended September 30, 2015 compared to $2.3 million for the comparable period in 2014.  The increase in profitability is largely due to lower loss ratios and lower combined ratios in 2015 primarily as a result of exiting the market for major medical health plans for individuals and families and small group major medical (collectively “Major Medical”) and a $0.5 million gain recorded upon the acquisition of a controlling interest in Global Accident Facilities, LLC (“GAF”);

o

For the three months and nine months ended September 30, 2015, premiums earned in the Fully Insured Health segment decreased by $10.0 million and $36.9 million, respectively, over the comparable periods in 2014. Decreases in the premiums earned from Major Medical for the three months and nine months ended September 30, 2015 of $10.8 million and $42.5 million, respectively, are largely the result of the strategic decision to focus on specialty health products. The decrease in Major Medical premiums was partially offset by increases in the specialty health business as a result of new product launches and broader marketing of our short-term medical plans, and by growth in pet insurance and occupational accident lines of business.

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Premiums Earned	$42,583	$52,613	$130,034	$166,937
Insurance Benefits, Claims & Reserves	22,331	33,306	71,256	108,864
Expenses	18,672	19,096	52,526	57,343

Loss Ratio	52.4%	63.3%	54.8%	65.2%
Expense Ratio	43.5%	36.3%	40.3%	34.4%
Combined Ratio	95.9%	99.6%	95.1%	99.6%

o

The lower loss ratios in 2015 are primarily attributable to the effects of exiting Major Medical.  In 2014, we began to adjust our mix of business from Major Medical to specialty health insurance lines of business and, as a result, loss ratios have improved although expense ratios associated with these types of products are somewhat higher.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $0.3 million and $3.6 million for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase in 2015 nine-month results is primarily the result of increased volume and retentions in the long term disability (“LTD”) line combined with lower loss ratios;

•

Income before income taxes from the Individual life, annuities and other segment increased $5.3 million and $6.1 million for the three months and the nine months ended September 30, 2015, respectively, over the same periods in 2014 primarily due to a $5.1 million pre-tax gain recorded in connection with the sale of infrastructure associated with the administration of substantially all of our individual life and annuity policies ceded during the third quarter of 2015 in addition to less amortization of deferred costs in correlation to the coinsurance and assumptions of certain ceded life and annuity policies;

•

Losses before income taxes from the Corporate segment increased $0.7 million for the three months ended September 30, 2015 and decreased $0.5 million for the nine months ended September 30, 2015 over the same periods in 2014 primarily as a result of fluctuations in compensation expenses; and

•

Premiums by business segment for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gross Direct and Assumed
Earned Premiums:	2015	2014	2015	2014

Medical Stop-Loss	$75,029	$60,236	$222,599	$176,391
Fully Insured Health	47,048	58,972	142,133	184,934
Group disability, life, annuities and DBL	29,124	26,539	86,692	79,607
Individual, life, annuities and other	5,874	6,481	18,286	20,121

	$157,075	$152,228	$469,710	$461,053

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Direct and Assumed
Earned Premiums:	2015	2014	2015	2014

Medical Stop-Loss	$52,040	$44,078	$157,029	$133,454
Fully Insured Health	42,583	52,613	130,034	166,937
Group disability, life, annuities and DBL	22,701	16,136	62,701	47,572
Individual, life, annuities and other	1,714	4,878	11,831	14,147

	$119,038	$117,705	$361,595	$362,110

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  During the nine months ended September 30, 2015, there were no additions to or changes in the critical accounting policies disclosed in the 2014 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Information by business segment for the three months ended September 30, 2015 and 2014 is as follows:

				Insurance
				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
September 30, 2015	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$52,040	1,298	627	37,369	-	10,073	$6,523
Fully Insured Health	42,583	488	2,122	22,331	79	20,384	2,399
Group disability,
life, annuities
and DBL	22,701	1,611	92	12,950	-	7,054	4,400
Individual life,
annuities and other	1,714	496	5,777	1,568	479	2,317	3,623
Corporate	-	45	-	-	-	2,156	(2,111)
Sub total	$119,038	$3,938	$8,618	$74,218	$558	$41,984	14,834

Gain on sale of subsidiary to joint venture							10,161
Net realized investment losses							(1,109)
Net impairment losses recognized in earnings							(228)
Interest expense on debt							(444)
Income before income taxes							23,214
Income taxes							8,326
Net income							$14,888

				Insurance
				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
September 30, 2014	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$44,078	1,244	412	29,582	-	9,813	$6,339
Fully Insured Health	52,613	374	4,425	33,306	123	23,613	370
Group disability,
life, annuities
and DBL	16,136	782	30	8,106	-	4,785	4,057
Individual life,
annuities and other	4,878	2,989	897	3,922	1,293	5,232	(1,683)
Corporate	-	50	-	-	-	1,473	(1,423)
Sub total	$117,705	$5,439	$5,764	$74,916	$1,416	$44,916	7,660

Net realized investment gains							844
Interest expense on debt							(539)
Income before income taxes							7,965
Income taxes							3,141
Net income							$4,824

Premiums Earned

In the third quarter of 2015, premiums earned increased $1.3 million over the comparable period of 2014. The increase is primarily due to: (i) a $7.9 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; and (ii) a $6.6 million increase in the Group disability, life, annuities and DBL segment primarily due to increased volume and retentions in the group term life and LTD lines; partially offset by (iii) a decrease of $10.0 million in the Fully Insured Health segment primarily as a result of a $10.8 million decrease in Major Medical premiums. Premium increases in the short-term medical, pet and occupational accident lines of $2.6 million, $1.0 million and $0.5 million, respectively, were offset by an aggregate decrease of $3.3 million in other fully insured lines; and (iv) a decrease of $3.2 million in the Individual life, annuities and other segment primarily as a result of a reinsurance transaction in the third quarter of 2015 whereby the Company ceded substantially all of its ordinary life and annuity business.

Net Investment Income

Total net investment income decreased $1.5 million.  The overall annualized investment yields were 2.9% and 3.3% in the third quarter of 2015 and 2014, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments as the Company transferred approximately $208.0 million of cash to an unaffiliated reinsurer in connection with a coinsurance and sale transaction on July 31, 2015 (see Note 8). The annualized investment yields on bonds, equities and short-term investments were 2.8% and 3.1% in the third quarter of 2015 and 2014, respectively. IHC has approximately $122.9 million in highly rated shorter duration securities earning on average 1.3%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Gain on Sale of Subsidiary to Joint Venture

In the third quarter of 2015, the Company finalized a joint venture with Ebix, Inc. in which IHC sold its wholly owned administrative subsidiary, IHC Health Solutions (now known as Ebix Health Administration Exchange, Inc.), in exchange for a 60% ownership interest in Ebix Health Exchange and $6.0 million in cash proceeds. The transaction resulted in a loss of control over the subsidiary (due to a lack of the majority of the voting interest on the Board of Managers) and therefore the subsidiary was deconsolidated from the Company’s financial statements. The Company recognized a net gain of $10.2 million, pre-tax, on the transaction (see Note 6).

Net Realized Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net realized investment gains (losses) of $(1.1) million in 2015 compared to $0.8 million in 2014. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $0.2 million of other-than-temporary impairment losses on equity securities available-for-sale during the three months ended September 30, 2015 due to the length of time and extent an equity security was below cost.

Fee Income and Other Income

Fee income decreased $2.0 million for the three-month period ended September 30, 2015 compared to the three-month period ended September 30, 2014 primarily as a result of decreased Major Medical volume in the Fully Insured Health segment.

Other income increased in 2015 primarily as a result of a $5.1 million pre-tax gain recorded in connection with a coinsurance and sale agreement. In the third quarter of 2015, Madison National Life and Standard Security Life together entered into the aforementioned coinsurance and sale agreement to cede substantially all of their individual life and annuity policy blocks and sell the related infrastructure associated with the administration of such policies (see Note 8).

Insurance Benefits, Claims and Reserves

In the third quarter of 2015, insurance benefits, claims and reserves decreased $0.7 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $11.0 million in the Fully Insured Health segment, primarily due to lower loss ratios in 2015 and a decrease of $8.9 million in benefits, claims and reserves related to the run-off of Major Medical; offset in part by increases in the volume of the short-term medical, pet and occupational accident lines of business; and (ii) a decrease of $2.4 million in the Individual life, annuities and other segment primarily as a result of a reinsurance transaction in the third quarter of 2015 whereby the Company ceded substantially all of its ordinary life and annuity business;  partially offset by (iii) an increase of $7.8 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume and higher loss ratios; and (iv) an increase of $4.9 million in the group disability, life, annuities and DBL segment, primarily due to increased volume and retention in the group term life and LTD lines in addition to higher loss ratios.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decrease $2.9 million compared to the same period in 2014. Changes in each segment consist of: (i) an increase of $0.3 million in the Medical Stop-Loss segment as a result of increased volume offset by lower commission expenses; (ii) a decrease of $3.2 million in the Fully Insured Health segment largely due to decreases in expenses due to the run-off of Major Medical partially offset by increases in general expenses as a result of the higher volume of pet business, an increase in ancillary lines (primarily short term medical and fixed indemnity limited benefit) and the inclusion of GAF expenses in 2015; (iii) an increase of $2.3 million in the group disability, life, annuities and DBL segment primarily due to increased commission expenses in the group term life and LTD lines as a result of new business and changes in retention levels; (iv) a decrease of $2.9 million in Individual life, annuity and other segment primarily due to lower amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies and a decrease in administrative costs as a result of the ceding of substantially all of the Company’s life and annuity policies and the corresponding sale of the associated administration for those policies; and (v) a $0.6 million increase in Corporate  primarily due to changes in employee compensation expenses.

Income Taxes

The effective tax rate for the three months ended September 30, 2015 and 2014 was 35.9% and 39.4%, respectively.  The lower effective tax rate in 2015 was primarily due to a lower amount of non-deductible expenses as a result of the Affordable Care Act in the third quarter of 2015 compared to 2014.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Information by business segment for the nine months ended September 30, 2015 and 2014 is as follows:

				Insurance
				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
September 30, 2015	Premiums	Investment	Other	and	Acquisition	And
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$157,029	3,335	1,841	115,032	-	30,743	$16,430
Fully Insured Health	130,034	1,625	9,697	71,256	308	64,561	5,231
Group disability,
life, annuities
and DBL	62,701	3,012	166	35,786	-	19,319	10,774
Individual life,
annuities and other	11,831	5,775	7,681	11,144	3,138	9,767	1,238
Corporate	-	137	-	-	-	5,445	(5,308)
Sub total	$361,595	$13,884	$19,385	$233,218	$3,446	$129,835	28,365

Gain on sale of subsidiary to joint venture							10,161
Net realized investment gains							2,991
Net impairment losses recognized in earnings							(228)
Interest expense on debt							(1,354)
Income before income taxes							39,935
Income taxes							14,560
Net income							$25,375

				Insurance
				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
September 30, 2014	Premiums	Investment	Other	and	Acquisition	And
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$133,454	3,457	1,910	91,378	-	31,713	$15,730
Fully Insured Health	166,937	1,669	16,233	108,864	392	73,258	2,325
Group disability,
life, annuities
and DBL	47,572	2,421	98	28,892	-	13,962	7,237
Individual life,
annuities and other	14,147	8,998	2,904	14,354	3,495	13,103	(4,903)
Corporate	-	129	-	-	-	5,962	(5,833)
Sub total	$362,110	$16,674	$21,145	$243,488	$3,887	$137,998	14,556

Net realized investment gains							6,914
Interest expense on debt							(1,357)
Income before income taxes							20,113
Income taxes							7,404
Net income							$12,709

Premiums Earned

In the first nine months of 2015, premiums earned decreased $0.5 million over the comparable period of 2014. The decrease is primarily due to: (i) a decrease of $36.9 million in the Fully Insured Health segment as a result of a $42.5 million decrease in premiums from exiting Major Medical, partially offset by premium increases in the ancillary lines (primarily short-term medical), pet, international and occupational accident lines of business as a result of higher volume; (ii) a decrease of $2.3 million in the Individual life, annuities and other segment primarily as a result of a reinsurance transaction in the third quarter of 2015 whereby the Company ceded substantially all of its ordinary life and annuity business; partially offset by (iii) a $23.6 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; and (iv) a $15.1 million increase in the Group disability, life, annuities and DBL segment primarily due to increased volume and retentions in the group term life and LTD lines.

Net Investment Income

Total net investment income decreased $2.8 million.  The overall annualized investment yields were 2.8% and 3.4% in the first nine months of 2015 and 2014, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments as the Company transferred approximately $208.0 million of cash to an unaffiliated reinsurer in connection with a coinsurance and sale transaction on July 31, 2015 (see Note 8). The annualized investment yields on bonds, equities and short-term investments were 2.8% and 3.2% in the first nine months of 2015 and 2014, respectively. IHC has approximately $122.9 million in highly rated shorter duration securities earning on average 1.3%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Gain on Sale of Subsidiary to Joint Venture

In the third quarter of 2015, the Company finalized a joint venture with Ebix, Inc. in which IHC sold its wholly owned administrative subsidiary, IHC Health Solutions (now known as Ebix Health Administration Exchange, Inc.), in exchange for a 60% ownership interest in Ebix Health Exchange and $6.0 million in cash proceeds. The transaction resulted in a loss of control over the subsidiary (due to a lack of the majority of the voting interest on the Board of Managers) and therefore the subsidiary was deconsolidated from the Company’s financial statements. The Company recognized a net gain of $10.2 million, pre-tax, on the transaction (see Note 6).

Net Realized Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net realized investment gains of $3.0 million in 2015 compared to $6.9 million in 2014. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $0.2 million of other-than-temporary impairment losses on equity securities available-for-sale during the nine months ended September 30, 2015 due to the length of time and extent an equity security was below cost.

Fee Income and Other Income

Fee income decreased $7.0 million for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014 primarily as a result of decreased Major Medical volume in the Fully Insured Health segment.

Other income increased in 2015 primarily as a result of a $5.1 million pre-tax gain recorded in connection with a coinsurance and sale agreement. In the third quarter of 2015, Madison National Life and Standard Security Life together entered into the aforementioned coinsurance and sale agreement to cede substantially all of their individual life and annuity policy blocks and sell the related infrastructure associated with the administration of such policies (see Note 8). In addition, the Company recorded a $0.5 million gain in 2015 on the acquisition of a controlling interest in GAF (see Note 6).

Insurance Benefits, Claims and Reserves

In the first nine months of 2015, insurance benefits, claims and reserves decreased $10.3 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $37.6 million in the Fully Insured Health segment, primarily due to lower loss ratios in 2015 and a decrease of $36.5 million in benefits, claims and reserves related to the run-off of the Major Medical; offset in part by increases in the volume of ancillary products, pet, international and occupational accident lines of business; (ii) a decrease of $3.3 million in the Individual life, annuities and other segment primarily as a result of a reinsurance transaction in the third quarter of 2015 whereby the Company ceded substantially all of its ordinary life and annuity business; partially offset by (iii) an increase of $23.7 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume and higher loss ratios; and (iv) an increase of $6.9 million in the group disability, life, annuities and DBL segment, primarily due to increased volume and retention in the group term life and LTD lines partially offset by lower loss ratios.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $8.2 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $8.7 million in the Fully Insured Health segment largely due to the run-off of the Major Medical partially offset by increases in general expenses as a result of the higher volume of ancillary, pet, international and occupational accident business, which tends to have a higher expense structure than major medical; (ii) a decrease of $1.0 million in the Medical Stop-Loss segment as a result of increased volume more than offset by lower commission expenses; (iii) a decrease of $3.3 million in Individual life, annuity and other segment primarily due to lower amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies; and (iv) a $0.5 million decrease in Corporate primarily due to a reduction in employee compensation expenses; partially offset by (v) an increase of $5.3 million in the group disability, life, annuities and DBL segment primarily due to increased commission expense in the group term life and LTD lines as a result of new business and changes in retention levels.

Income Taxes

The effective tax rate for the nine months ended September 30, 2015 and 2014 was 36.5% and 36.8%, respectively.  The lower effective tax rate in 2015 was primarily due to a decrease in benefits from tax-advantaged securities as a percentage of income in 2015 offset by a decrease in the amount of non-deductible expenses as a result of the Affordable Care Act as a percentage of income in 2015 compared to 2014.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. During the nine months ended September 30, 2015 and 2014, the Insurance Group declared and paid $10.6 million and $10.0 million, respectively, of dividends to Corporate.

Cash Flows

The Company had $18.7 million and $25.1 million of cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

For the nine months ended September 30, 2015, operating activities of the Company utilized $176.6 million of cash, investment activities provided $178.7 million, and $8.5 million of cash was utilized for financing activities. The decrease in cash from operating activities, and the corresponding increase in cash from investing activities, primarily reflects the transfer of approximately $208.0 million of cash to an unaffiliated reinsurer during the third quarter of 2015 in connection with a reinsurance and sale transaction. Investing activities also reflect $3.5 million of proceeds received from the deconsolidation of a subsidiary, net of the cash divested in the transaction. Financing activities include $1.7 million for treasury share purchases, $1.7 million utilized for the purchase of AMIC shares and remaining IPA interests from noncontrolling interests, $2.1 million for the repayment of debt, and $1.4 million for the payment of dividends.

The Company has $523.0 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2015, cash received from the maturities and other repayments of fixed maturities was $36.5 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had net receivables from reinsurers of $444.9 million at September 30, 2015 compared to $230.3 million at December 31, 2014. The increase is a result of a coinsurance agreement in the third quarter of 2015 whereby the Company ceded substantially all of its individual life and annuity policy blocks (see Note 8). All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2015.

Also as a result of the aforementioned coinsurance transaction in the third quarter of 2015: (i) deferred acquisition costs decreased $31.2 million; (ii) other investments (policy loans) decreased $9.9 million; and (iii) other assets increased $7.7 million for estimated deferred expenses which will be amortized over the life of the underlying reinsured contracts.

In connection with the acquisition of a controlling interest in GAF during the second quarter of 2015 (see Note 6), the Company recorded $6.1 million of goodwill, $5.5 million of intangible assets, $2.2 million of deferred tax liabilities and $3.3 million of long term debt.

As a result of the deconsolidation of a subsidiary during the third quarter of 2015 (see Note 6), goodwill and net intangible assets decreased by $3.1 million and $0.1 million, respectively, and other investments increased $10.8 million representing the equity investment in Ebix Health Exchange.

There were $2.1 million of debt repayments during the nine months ended September 30, 2015.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	September 30,	December 31,
	2015	2014

Medical Stop-Loss	$103,337	$80,128
Fully Insured Health	44,553	50,285
Group Disability	98,671	99,310
Individual A&H and Other	6,366	7,080

	$252,927	$236,803

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

The $21.5 million increase in IHC’s stockholders' equity in the first nine months of 2015 is primarily due to $25.0 million of net income attributable to IHC partially offset by $1.4 million of other comprehensive losses attributable to IHC, $1.7 million of treasury stock purchases and a $0.8 million common stock dividend declared.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $6.8 million at September 30, 2015, approximately 99.8% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2015, approximately 0.2% (or $1.0 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities, primarily mortgage securities. Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets. The Company does not have any non-performing fixed maturities at September 30, 2015.

The Company reviews its investments regularly and monitors its investments continually for impairments. There were no securities with fair values less than 80% of their amortized cost at September 30, 2015. The Company recognized $0.2 million of other-than-temporary impairment losses on equity securities available-for-sale during the nine months ended September 30, 2015 due to the length of time and extent an equity security was below cost. No other-than-temporary impairment losses were recognized in 2014.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2015. In 2015, the Company recorded $2.6 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2015, is not materially different from that reported in the schedule of such obligations at December 31, 2014 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For 2015, we anticipate:

•

Continued growth in our medical stop-loss segment as the demand for this product continues to grow and Risk Solutions continues to build its reputation as a direct writer and provider of captive solutions.

•

Continued significant decrease in Major Medical premiums in 2015 as we have exited individual major medical and significantly reduced our block of small group major medical, however, we had negative underwriting results on this line of business in 2014 so less premium is improving our underwriting margins although generating decreases in administrative revenues.  This reduction in premium will be partially offset by continuing to increase sales of short-term and supplemental health products, such as dental, accidental medical, gap and critical illness products.

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

The Company will remain highly liquid in 2015 as a result of the continuing shorter duration of the portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for 2015. IHC has approximately $122.9 million in highly rated shorter maturity securities earning on average 1.3%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2015 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2014 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

     There has been no change in IHC’s internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2014, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. As of September 30, 2015, 330,283 shares were still authorized to be repurchased under the plan. Share repurchases during the third quarter of 2015 are summarized as follows:

2015
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

July	33,956	$13.17	374,504
August	20,324	$12.85	354,180
September	23,897	$12.65	330,283

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

November 9, 2015

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

November 9, 2015

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer