Form 10-K
period 2015-12-31
INDEPENDENCE HOLDING CO
filed 2016-06-06
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 COMMISSION FILE NUMBER 001-32244

INDEPENDENCE HOLDING COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	58-1407235
(State of Incorporation)	(I.R.S. Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT	06902
(Address of Principal Executive Offices)	(Zip Code)

(203) 358-8000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $1.00 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ___

   No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ___    No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes          No  _X_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company  in Rule 12b-2 of the Exchange Act.

Large accelerated filer __

   Accelerated filer  X     Non-accelerated filer          Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2015 was $98,596,000.

17,223,233 shares of common stock were outstanding as of May 31, 2016.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Independence Holding Company is a Delaware corporation (NYSE: IHC) that was formed in 1980.  We are a holding company principally engaged in the life and health insurance business with principal executive offices located at 96 Cummings Point Road, Stamford, Connecticut 06902. At December 31, 2015, we owned approximately 92% of the outstanding common stock of American Independence Corp. (NASDAQ:AMIC), which owns Independence American Insurance Company ("Independence American"), IHC Specialty Benefits, Inc. (“Specialty Benefits”) and controlling interests in certain agencies and call centers. AMIC owned IHC Risk Solutions LLC (“Risk Solutions”) in 2015, but sold all of its interest on March 31, 2016. In January 2016, IHC’s Board of Directors preliminarily determined to take the steps necessary to take AMIC private.

Our website is located at www.ihcgroup.com.  Detailed information about IHC, its corporate affiliates and insurance products and services can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our website, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.  The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

IHC primarily provides specialized disability and health coverages and related services to commercial customers and individuals.  We focus on niche products and/or narrowly defined distribution channels primarily in the United States.  Our wholly owned insurance company subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") market their products through independent and affiliated brokers, producers and agents.  Independence American also distributes through these sources as well as to consumers through dedicated controlled distribution companies and through company-owned websites.

Madison National Life, Standard Security Life and Independence American are sometimes collectively referred to as the "Insurance Group." IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or "IHC", or are implicit in the terms "we", "us" and "our".

On March 31, 2016, AMIC sold Risk Solutions, its managing general underwriter of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims (“Medical Stop-Loss”) to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements.  Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life and other IHC subsidiaries. The aforementioned transaction is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”. The Risk Solutions Sale and Coinsurance Transaction resulted in a gain on the sale estimated at approximately $100 million. IHC’s block of Medical Stop-Loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualifies for reporting as discontinued operations in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016.

In 2016, IHC will retain the vast majority of the risk that it underwrites, and will focus on the following lines of business:

•

Multiple specialty health lines

•

Group disability, life and New York short-term statutory disability (“DBL”)

•

Pet insurance

•

Non-subscriber occupational accident

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

Our administrative companies underwrite, market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions. During 2015, our principal administrative companies were: (i) Risk Solutions, which was sold on March 31, 2016, a full-service managing general underwriter of medical stop-loss insurance for self-insured employer groups in the middle to larger employer markets; (ii) Specialty Benefits, a full-service marketing, technology and distribution company that focuses on small employer, individual and consumer products; and (iii) IHC Carrier Solutions LLC (“Carrier Solutions”), a program management, actuarial and regulatory compliance firm providing product development and valuation services for IHC’s fully insured health segment.  IHC also owns a significant equity interest in Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), a newly formed administration exchange for health and pet insurance. Ebix Health Exchange administers various lines of health insurance for IHC and non-affiliated carriers through Ebix Health Administration Exchange, Inc. (f/k/a IHC Health Solutions, Inc.) (“EHAE”).

In addition, AMIC owns or has a controlling interests in IPA Family, LLC ("IPA"), IPA Direct LLC (“IPAD”), Global Accident Facilities, LLC (“GAF”) and Healthinsurance.org LLC (“HIO”). IPA is a consumer direct sales agency that sells IHC’s ancillary health and life products and major medical products of national insurance companies.  IPAD is a consumer direct sales call center that sells IHC’s ancillary health and life products and major medical products of national insurance companies. GAF is a holding company for agencies that primarily produce occupational accident and injured on duty business. HIO is an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance.  Specialty Benefits, IPA, IPAD, GAF and HIO are collectively referred to as our “Agencies.”  Our Agencies earn commissions for selling life and health insurance products underwritten by IHC’s owned and affiliated insurance companies and also by unaffiliated carriers.

For information pertaining to the Company's business segments, reference is made to Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Our Philosophy

Our business strategy consists of maximizing underwriting profits through a variety of niche specialty health insurance, pet, occupational accident, and group disability and life products and through distribution channels that enable us to access specialized or underserved markets in which we believe we have a competitive advantage.  Historically, our carriers have focused on establishing preferred relationships with producers who seek an alternative to larger, more bureaucratic health insurers, and on providing these producers with personalized service, competitive compensation and a broad array of products.  More recently, larger health insurers have begun to market our ancillary health products to supplement their major medical products. A growing portion of our business comes from direct-to-consumer initiatives.  While our management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions. We seek relationships that will generate fee income and profit commissions for our administrative companies as well as risk income for our insurance carriers thereby permitting us to leverage IHC's vertically integrated organizational structure.

As a result of our increased control of distribution through corporate acquisitions, we have strengthened our ability to respond to market cycles in the health insurance sector by deploying our insurance underwriting activity across a larger number of business lines.  Prior to March 31, 2016, we emphasized writing stop-loss business through Risk Solutions and two managing general underwriters (“MGUs”) with whom we have done business for many years, including TRU Services, LLC (“TRU”), in which we have a significant equity interest. This has allowed us to be more selective in order to achieve better stop-loss underwriting results by terminating all under-performing non-owned programs.  While a substantial portion of our book of business is with smaller self-funded groups, we have recently focused on developing stop-loss solutions for plans with 100 or fewer employees. These plans are increasingly looking for affordable health-financing alternatives as a result of federal health care reform. We retained our interest in TRU after the Risk Solutions Sale and Coinsurance Transaction.

As a result of the growth of Risk Solutions (including its captive and self-funded concept programs) and an expansion in the overall demand for stop-loss insurance, we experienced a significant increase in both our gross written and net earned stop-loss premiums. Our gross written and retained fully insured health premiums have decreased as a result of exiting the individual major medical line of business and significantly reducing our small group major medical block, however, our specialty health products have generated meaningful growth. We have experienced decreases in administrative costs as a percentage of premiums in our Medical Stop-Loss segments resulting from the efficiency initiatives implemented in the last several years. As we adjust our mix of business in the Fully Insured Health Segment from major medical to that of a specialty health insurance company, we have experienced a somewhat higher expense ratio (and higher profit margins) concomitant with these types of products.

DISTRIBUTION

Medical Stop-Loss

Standard Security Life was the primary carrier for our employer medical stop-loss products although, in 2015, we also wrote business for Madison National Life, Independence American and unaffiliated carriers. IHC’s carriers wrote approximately 97% of their medical stop-loss business through Risk Solutions, which was sold on March 31, 2016, and TRU, with the balance written through two independent MGUs. During 2015, IHC owned two managing general underwriters, Majestic Underwriters, LLC and Alliance Underwriters, LLC, which transferred their stop-loss blocks and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.  These two MGUs will be liquidated in 2016 as a result of the Risk Solutions Sale and Coinsurance Transaction. Risk Solutions was responsible for underwriting accounts in accordance with guidelines formulated and approved by its carriers, billing and collecting premiums, paying commissions to agents, third party administrators and/or brokers, and processing claims. With respect to the two MGUs with which we did business, we established underwriting guidelines, maintain approved policy forms and oversaw claims for reimbursement, as well as appropriate accounting procedures and reserves. In order to accomplish this, we audited their underwriting, claims and policy issuance practices to assure compliance with our guidelines, provided them with access to our medical management and cost containment expertise, and reviewed cases that required referral based on our underwriting guidelines. MGUs are non-

salaried contractors that receive fee income, generally a percentage of gross premiums produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results. Once Westport receives the appropriate regulatory approval of their policies, Standard Security Life and Independence American will cease writing new business through Risk Solutions. Standard Security Life will cease writing through the other MGUs in 2016.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

Fully Insured Health

The Fully Insured Health Segment is comprised of the following categories: (i) ancillary benefits including dental, vision, short-term medical (“STM”), supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity); (ii) pet insurance; and (iii) non-subscriber occupational accident.  The segment had some run-off of discontinued major medical coverage. EHAE, Carrier Solutions and our Agencies collectively perform marketing, sales, underwriting and administrative functions on the majority of our Fully Insured Health business. Our pet insurance is currently marketed and administered by an independent agency.  Our expatriate health business is reinsured from a leading provider of international health, life and disability plans for specialized niche markets. Our non-subscriber occupational accident coverage is largely marketed and administered by one of our Agencies.

The Fully Insured Health Segment performs underwriting, risk selection and pricing, policy administration and management of the majority of our specialty health business, which totaled approximately $187 million of gross individual and group health premiums in 2015.  In addition, our Agencies produce Affordable Care Act and other coverages for multiple insurers and will continue to produce small group stop-loss for Westport.  The Agencies total book of business in 2015 was approximately $111 million.

The agents and brokers who produce the Fully Insured Health business are non-salaried contractors who receive commissions.

Other Products

Our other products are primarily distributed by general agents, agents and brokers. The short-term statutory disability benefit product in New York State is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets. Independence American also reinsures, and may begin writing, health products serving the needs of expatriates, third-party nationals and high net-worth local nationals.

PRINCIPAL PRODUCTS

Medical Stop-Loss

The Company has been a leading writer nationally of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims ("Medical Stop-Loss"). Medical Stop-Loss insurance provides coverage to public and private entities that elect to self-insure their employees' medical coverage for losses within specified ranges, which permits such groups to manage the risk of excessive health insurance costs by limiting specific and aggregate losses to predetermined amounts.  This coverage is available on either a specific or a specific and aggregate basis, although the majority of the Insurance Group's policies covered both specific and aggregate claims. Plans were designed to fit the identified needs of the self-insured employer by offering a variety of deductibles (i.e., the level of claims after which the medical stop-loss benefits become payable).

In 2013, the Company began marketing self-funded medical plans for employers between 10 and 50 employees. These plans, which are currently marketed in a limited number of states, appeal to employers that wish to participate in cost savings and wellness initiatives that will lower their claims costs.  Sales of the small group self-funded plans grew significantly in 2015 as we increased distribution and made the product available in additional states. We expect that sales of the small group self-funded plans will continue to grow in 2016 as we increase distribution. During 2016, we will begin selling these plans on Westport paper.

IHC experienced an increase in premiums in the Medical Stop-Loss line of business in 2015 primarily from the marketing efforts of Risk Solutions.  The Risk Solutions Sale and Coinsurance Transaction closed on March 31, 2016 and as a result, this line is in run-off and will have substantially reduced premiums in 2017.

Fully Insured Health Products

This line of business has the following categories: (i) ancillary benefits, including dental, vision, STM, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity); (ii) pet insurance; and (iii) non-subscriber occupational accident.  Our major medical business shrank sharply in 2015 as it was placed in run-off.  IHC exited the major medical business as a result of healthcare reform which caused adverse underwriting results in 2013 and 2014. As a result of exiting this line of business we lost significant top line revenues in 2015, but bottom line performance improved materially. Earned premiums from ancillary products increased by 13% in 2015, which somewhat offset the reduction in major medical premiums. We expect continued growth in the ancillary lines of business, but an overall reduction in earned premiums for the segment in 2016.

Ancillary Products

This category is primarily comprised of dental, vision, STM, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity). These are sold through multiple distribution strategies.

IHC sells group and individual dental products in all 50 states. We administer the majority of IHC's dental business and are also the primary distribution source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups. Employer plans are offered on both employer paid and voluntary basis.  As part of the distribution of our dental products, we also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials. We expect the dental/vision business to grow modestly in 2016.

IHC sells STM products in the majority of states. STM is designed specifically for people with temporary needs for health coverage. Typically, STM products are written for a defined duration of at least 30 days and less than twelve months. Among the typical purchasers of STM products are people who are in between open enrollment periods or need coverage for a limited duration until their ACA plan becomes effective, and others who need insurance for a specified period of time less than 365 days.  IHC’s gross premium increased significantly in this line of business in 2015, which continued the trend from prior years. We anticipate continued significant growth in this line of business in 2016 in part due to increased demand for coverage and new distribution relationships.

The Company markets supplemental products to individuals and families. These lines of business are generally used as either a supplement to a major medical plan or in lieu of major medical coverage for persons that choose not to purchase such coverage. The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits. The product lines included in this supplemental grouping are hospital indemnity plans, fixed indemnity limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance. These products, which are available in most states, are not directly impacted by the ACA and are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies.

IHC has medical benefit plans for employers that choose to offer non-EHB coverage to their employees. We offer a fixed indemnity limited benefit policy that offers affordable health coverage to hourly, part-time and/or seasonal employees, which is approved in a majority of states. Fixed indemnity limited benefit plans are a low cost alternative to major medical insurance that permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.  In 2015, the Company recorded an increase in gross premiums and projects continued growth in 2016 as employers use these products to create a benefit package to attract and retain part-time employees.

IHC entered into a reinsurance relationship with a leading producer of expatriate business, effective January 1, 2012, which provides employee benefit insurance, including medical, life, and disability, to expatriate employees of companies based in the United States.   IHC, through its insurance subsidiaries, reinsured 10% of the health risk on a quota share basis in 2015.  In addition, IHC’s carriers have filed these policies in the United States for employers that wish to purchase a domestic policy to cover their employees. IHC expects growth in this line of business in 2016.

Pet Insurance

The Company writes pet insurance through a marketing and administrative company that manages one of the largest blocks of this business in the United States.  During 2012, the Company, through Independence American, began to renew premium that had been underwritten by another insurance company. These plans are marketed to dog and cat owners through veterinary offices, independent marketing organizations, its nationwide call center, and increasingly, direct-to-consumer.  In 2015, Independence American had $33.6 million of earned premium from pet insurance, which represents 16% growth over 2014. We expect growth in premiums in 2016, but the amount of premiums expected to be generated in 2017 is currently less certain as a result of changing distribution and administrative relationships.

Occupational Accident

Independence American writes occupational accident insurance through marketing and administrative companies owned by GAF, and other exclusive arrangements with independent entities. This occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas Worker’s Compensation system (non-subscribers).  The product also gives the employer the option to purchase coverage for employer’s liability, which protects the employer from an action brought by an injured worker. The employer is covered for damages and costs arising from the settlement of such action, subject to the terms and limits of the policy.  On December 31, 2013, GAF acquired an entity that provides administrative services for occupational accident insurance as well as Injured on Duty coverage, a form of occupational accident coverage.  It is expected that synergies can be achieved through coordination of administrative services with other entities owned by GAF. In 2015, Independence American recorded approximately $15.1 million of earned premiums from occupational accident business, while an additional $1.9 million of earned premiums was recorded by Standard Security Life.  The total premiums are expected to grow slightly in 2016.

Major Medical Health Benefit Coverages

This category is primarily comprised of group major medical insurance and individual major medical policies, both of which are in run-off as we have exited that market. It is our belief that we would not have been able to earn an acceptable profit margin in this line of business in the future as a result of direct and indirect changes brought about by healthcare reform.

This category also includes reinsured international health plans sold to expatriates in 2015.

Group Disability; Life and DBL

Group Long-Term and Short-Term Disability

The Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 40% and 90% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five, or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Benefit payments are reduced by social security, workers compensation, pension benefits and other income replacement payments. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until the earlier of:  recovery from disability, eligibility for long-term disability benefits or the end of the STD benefit period. The Company anticipates moderate growth in 2016.

New York Short-Term Disability (DBL)

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  Standard Security Life's DBL premiums increased 6% in 2015 and we anticipate moderate growth in 2016 due to continued marketing efforts.

Group Term Life

The Company sells group term life products, including group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life.  As with its group disability business, IHC anticipates modest growth in this line of business through expansion of its sales of these group term life products through existing distribution sources.

Individual Life, Annuities and Other

Madison National Life ceded 100% of its remaining runoff life and annuity policies to National Guardian Life Insurance Company in 2015. In addition, Madison National Life ceased writing any life or annuity policies in the summer of 2015.

The following lines of Standard Security Life's in-force business are in runoff: individual accident and health, individual life (of which a significant portion was 100% ceded to National Guardian Life Insurance Company in 2015), single premium immediate annuities, disability income and miscellaneous insurance business.

ACQUISITIONS OF POLICY BLOCKS

In addition to its core life and health lines of business distributed as described above, IHC’s acquisition group acquired blocks of existing life insurance, annuity and disability policies from other insurance companies, guaranty associations and liquidators. Most of the acquired blocks have been primarily life, annuities or disability policies. IHC exited this line of business in 2015.

REINSURANCE AND POLICY RETENTIONS

The Company's average retention of gross and assumed Medical Stop-Loss exposure was 69% in 2015, 74% in 2014, and 84% in 2013.

IHC retained approximately 92% in 2015, and 91% in 2014, of gross and assumed Fully Insured Health exposure compared to approximately 86% in 2013. The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line, and has the ability to adjust its retention as appropriate.

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

As a result of closing the Risk Solutions Sale and Coinsurance Transaction, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured as of January 1, 2016.

In 2015, Madison National Life and Standard Security Life together entered into a coinsurance and sale agreement with an unaffiliated reinsurer to cede substantially all of their individual life and annuity policy blocks currently in run-off.

Effective May 31, 2013, Madison National Life entered into a coinsurance agreement with an unaffiliated reinsurer, to cede approximately $218 million of life and annuity reserves. During 2014 and 2015, a large portion of the reserves were transferred to the reinsurer in accordance with the terms of an assumption agreement.

The following reinsurers represent approximately 73% of the total ceded premium for the year ended December 31, 2015:

Contrarian Re, LLC	28%
International Casualty Company	18%
RGA Reinsurance Company	17%
American Fidelity Assurance Company	5%
National Guardian Life Insurance Company	5%

73%

The Insurance Group remains liable with respect to the insurance in-force, which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. At December 31, 2015 and 2014, the Insurance Group's ceded reinsurance in-force was $6.4 billion and $6.1 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 8 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

The Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2015, approximately 99.8% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

As required by insurance laws and regulations, the Insurance Group establishes reserves to meet obligations on policies in-force. These reserves are amounts that, with additions from premiums expected to be received and with interest on such reserves at certain assumed rates, are calculated to be sufficient to meet anticipated future policy obligations.   Premiums and reserves are based upon certain assumptions with respect to mortality, morbidity on health insurance, lapses and interest rates effective at the time the polices are issued. The Insurance Group also establishes appropriate reserves for substandard business, annuities and additional policy benefits, such as waiver of premium and accidental death.  Standard Security Life and Madison National Life are also required by law to have an annual asset adequacy analysis, which, in general, projects the amount and timing of cash flows to the estimated maturity date of liabilities, prepared by the certifying actuary for each insurance company. The Insurance Group invests their respective assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective board of directors. The Company manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. The Company occasionally utilizes options to modify the duration and average life of the assets.

Under Wisconsin insurance law, there are restrictions relating to the percentage of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment. With respect to the portion of an insurer's assets equal to its liabilities plus a statutorily-determined security surplus amount, a Wisconsin insurer cannot, for example, invest more than a certain percentage of its assets in non-amortizable evidences of indebtedness, securities of any issuer and its affiliates (other than a subsidiary and the United States government), or common stock of any corporation and its affiliates (other than a subsidiary or mutual funds).

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

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in other comprehensive income or loss (in thousands):

	2015	2014	2013

Consolidated Statements of Income:
Net investment income	$17,298	$21,692	$27,471
Net realized investment gains	3,094	7,688	19,750
Other-than-temporary impairments	(228)	-	-

Consolidated Statements of Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	(5,546)	15,389	(38,439)

Total pre-tax investment performance	$14,618	$44,769	$8,782

Net unrealized gains (losses) on available-for-sale securities recognized through other comprehensive income (loss) represents the pre-tax change in unrealized gains and losses on available-for-sale securities arising during the year net of reclassification adjustments and includes the portion attributable to noncontrolling interests.  The Company does not have any non-performing fixed maturity investments at December 31, 2015.

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

Certain transactions within the IHC holding company system are also subject to regulation and supervision by such regulatory agencies.  All such transactions must be fair and equitable.  Notice to or prior approval by the applicable insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under New York, Wisconsin and Delaware insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person.  Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds, with the power to vote ten percent or more of the voting securities of any other person. In Wisconsin, control is presumed if any person, directly or indirectly, owns, controls or holds with the power to vote more than ten percent of the voting securities of another person. In Delaware, control is presumed if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person. In all three states, the acquisition of control of a domestic insurer needs to be approved in advance by the Commissioner of Insurance. See Note 16 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

EMPLOYEES

At December 31, 2015, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 450 employees.

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

In particular, at December 31, 2015, fixed maturities represented $428.6 million or 87.8% of our total investments of $488.2 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income (loss) and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although, at December 31, 2015, approximately 99.8% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $53.4 million of our $1.2 billion in total assets as of December 31, 2015. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

If rating agencies downgrade our insurance companies, our results of operations and competitive position in the industry may suffer.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Standard Security Life, Madison National Life and Independence American are all rated “A-” (Excellent) by A.M. Best Company, Inc. A.M. Best's ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors.  The ratings of our carriers are subject to periodic review by A.M. Best, and we cannot assure the continued maintenance of our current ratings.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if A.M. Best reduces the ratings of any of our carriers from current levels, our competitive position in the industry, and therefore our business could be adversely affected.  A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

We have risks from exiting the individual life and annuities business.

We exited the individual life and annuities business in July 2015 when our subsidiaries, Madison National Life and Standard Security Life, entered into an agreement to coinsure substantially all of their run-off blocks of individual life and annuities and sold MNL's infrastructure related to those blocks, to National Guardian Life Insurance Company (“NGL”).  Key risks associated with exiting the business include:

•

our ability to identify and implement key customer, technology systems, and other transition actions to avoid or minimize negative effects on retained businesses;

•

our ability to assess and manage any loss of synergies that the exited business had with our retained businesses; and

•

our ability to manage capital, liquidity, and other challenges that may arise in the event of an exit that results in significant cash expenditures or a financial loss.

Further, if NGL defaults on its reinsurance commitments and/or its administration commitments, then the policies may come back to us.  Since we have sold our infrastructure, we would not have the ability to administer the business because we no longer have the IT systems or staff to support the business.  We may have to incur expenses to rebuild our capabilities, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

Risks Related to our Industry

Our industry is highly regulated and we are subject to extensive governmental regulation, which may adversely affect our ability to achieve our business objectives.  Also, changes in regulations may affect our businesses and reduce our profitability and limit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

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

•

restricting agreements with large revenue-producing agents;

•

approving policy forms and premium rates;

•

cancelling and non-renewal of policies;

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010 by President Obama, created the Consumer Financial Protection Bureau (“CFPB”).  While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulations promulgated by the CFPB may extend its authority more broadly to cover certain insurance products and thereby may adversely affect our results of operations. In addition, the Dodd-Frank Act, along with the Sarbanes-Oxley Act of 2002, regulates corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security, crop insurance and terrorism risk insurance laws. Additionally, federal legislation and administrative policies in other areas can significantly and adversely affect insurance companies, including general financial services regulation, securities regulation, privacy regulation, tort reform legislation, and taxation.

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

Although health insurance is generally regulated at the state level, legislative actions have been taken at the federal level to impose added restrictions on our business.  The ACA was signed into law in March 2010.  Provisions of the ACA and related reforms are causing sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry.  The effects on our Company’s business include, in particular, a requirement that we pay rebates to customers if the loss ratios for some of our product lines are less than specified percentages; the need to reduce commissions and the consequent risk that insurance producers may sell less of our products than they have in the past; limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion; limits on our ability to rescind coverage except for intentional fraud; increased costs to modify and/or sell our products; the need to provide a minimum standard for coverage, so that all plans must cover at least 60 percent of the typical person’s medical bills and include a set of

“essential health benefits” from hospitalization to mental health to rehabilitative services to maternity care; intensified competitive pressures that limit our ability to increase rates; significant risk of customer loss; new and higher taxes and fees to generate the revenues to implement the ACA; additional administrative costs to implement the requirements of healthcare reform; and the need to operate with a lower expense structure at both the business segment and enterprise level.

The ACA also affects us as an employer because it significantly affects the provision of both health care services and benefits in the United States.  The ACA may impact our cost of providing our employees with health insurance and/or benefits, and may also impact various other aspects of our business. We are continuing to assess the impact of the ACA on our health care benefit costs.

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

Madison National Life

Madison National Life leases 15,357 square feet of space in Madison, Wisconsin as its corporate headquarters.

IHC Administrative Services

IHC Administrative Services leases 49,117 square feet of office space in Phoenix, Arizona as its corporate headquarters.

Risk Solutions

Risk Solutions leased 6,200 square feet of office space in Marlton, New Jersey, and 11,230 square feet of office space in Enfield, Connecticut as its corporate headquarters.

GAF

GAF subsidiaries lease 11,355 square feet of office space in Dallas, Texas and 11,210 square feet of office space in Marshfield, Massachusetts as their corporate headquarters.

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

	HIGH	LOW
QUARTER ENDED:
December 31, 2015	$15.81	$12.90
September 30, 2015	13.80	11.76
June 30, 2015	14.10	11.29
March 31, 2015	14.05	11.63

QUARTER ENDED:
December 31, 2014	$14.47	$12.71
September 30, 2014	14.88	12.41
June 30, 2014	14.48	12.50
March 31, 2014	14.50	11.36

IHC's stock price closed at $13.85 on December 31, 2015.

Holders of Record

At May 1, 2016, the number of record holders of IHC's common stock was 1,932. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

Dividends

IHC declared a cash dividend of $.045 per share on its common stock on each of June 22, 2015 and December 23, 2015 for a total annual dividend of $.09 per share.

IHC declared a cash dividend of $.035 per share on its common stock on each of June 26, 2014 and December 22, 2014 for a total annual dividend of $.07 per share.

IHC declared a cash dividend of $.035 per share on its common stock on each of June 6, 2013 and December 27, 2013 for a total annual dividend of $.07 per share.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2014, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. At December 31, 2015, there were 324,911 shares still authorized to be repurchased under the plan. Share repurchases during the fourth quarter of 2015 are summarized as follows:

2015
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

October	5,372	$13.16	324,911
November	-	$-	324,911
December	-	$-	324,911

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P 500 Life & Health Insurance index. The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2010. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

	Year Ended December 31,

	2015	2014	2013	2012	2011
Income Data:
Total revenues	$532,868	$533,933	$575,044	$428,061	$417,996
Income from continuing operations	30,522	16,921	15,256	22,611	14,766
Balance Sheet Data:
Total investments	488,159	650,961	608,982	811,356	932,945
Total assets	1,197,963	1,196,227	1,277,545	1,270,818	1,367,369
Insurance liabilities	711,475	728,883	837,581	793,628	927,746
Debt and junior subordinated
debt securities	43,335	42,146	44,146	46,146	48,146
IHC stockholders' equity	323,351	299,687	277,301	294,194	269,587
Per Share Data:
Cash dividends declared per
common share	.09	.07	.07	.07	.045
Basic income (loss) per common share
from continuing operations	1.73	.93	.78	1.09	.74
Diluted income (loss) per common
share from continuing operations	1.71	.92	.77	1.09	.74
Book value per common share	18.73	17.25	15.70	16.41	14.63

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report. Total assets, stockholders’ equity and book value per common share data for prior years have been revised to reflect an immaterial error correction related to deferred tax assets and liabilities. For further discussion of this error refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc. IHC also owns a significant equity interest in: (i) Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), a newly formed administration exchange for health and pet insurance; and (ii) a managing general underwriter (“MGU”) that writes medical stop-loss. Prior to March 31, 2016, we sold medical stop-loss insurance for self-insured employer groups through our wholly owned full service MGU, IHC Risk Solutions, LLC (“Risk Solutions”). Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

IHC’s health insurance products serve niche sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical Stop-Loss was marketed to employer groups that self-insure their medical risks. With regard to those persons in the growing individual market, IHC’s products offer coverage for individuals and families with STM needs, and fixed indemnity limited benefit and scheduled benefit plans through select distribution partners.  We offer pet insurance for dogs and cats in all 50 states through a national distributor. Our fixed indemnity limited benefit product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan. The dental and vision products are marketed to large and small groups as well as individuals. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	2015	2014	2013

Revenues	$532,868	$533,933	$575,044
Expenses	484,680	510,621	551,390

Income before income taxes	48,188	23,312	23,654
Income taxes	17,666	6,391	8,398

Net income	30,522	16,921	15,256
Less: Income from noncontrolling interest in subsidiaries	(578)	(628)	(1,477)

Net income attributable to IHC	$29,944	$16,293	$13,779

•

Net income of $1.71 per share, diluted, for the year ended December 31, 2015, compared to $.92 per share, diluted, for the year ended December 31, 2014.

o

Net income for the year ended December 31, 2015 includes a $6.7 million gain, net of tax, resulting from the deconsolidation of a subsidiary and corresponding joint venture transaction. See discussion on Gain on Sale of Subsidiary to Joint Venture.

o

Net income for the year ended December 31, 2015 includes a gain of $3.3 million, net of tax, on the sale of the infrastructure associated with the administration of substantially all of our individual life and annuity policies ceded during the third quarter. See discussion on Other Income.

o

The results for 2014 include credits to federal income taxes of $2.5 million as a result of the reduction in AMIC’s valuation allowance related to its net deferred tax asset at December 31, 2014;

•

Consolidated investment yield (on an annualized basis) of 2.8% in 2015 compared to 3.3% in 2014; and

•

Book value of $18.73 per common share at December 31, 2015 compared to $17.25 at December 31, 2014.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $23.1 million and $21.9 million for the years ended December 31, 2015 and 2014, respectively;

o

Premiums earned increased $32.8 million for the year ended December 31, 2015 when compared to 2014. The increase in premiums earned is primarily due to increased volume of business produced by IHC Risk Solutions.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its U.S. GAAP Combined Ratios, is as follows for the years indicated (in thousands):

	2015	2014	2013

Premiums Earned	$209,765	$176,941	$166,302
Insurance Benefits, Claims & Reserves	153,919	122,469	115,599
Expenses	40,104	37,710	42,164

Loss Ratio(A)	73.4%	69.2%	69.5%
Expense Ratio (B)	19.1%	21.3%	25.4%
Combined Ratio (C)	92.5%	90.5%	94.9%

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

•

The Fully Insured Health segment reported $6.5 million of income before taxes for the year ended December 31, 2015 compared to losses before taxes of $2.0 million for the comparable period in 2014.  The increase in profitability is largely due to lower loss ratios and lower combined ratios in 2015 primarily as a result of exiting the market for major medical health plans for individuals and families and small group major medical (collectively “Major Medical”) and a $0.5 million gain recorded upon the acquisition of a controlling interest in Global Accident Facilities, LLC (“GAF”);

o

For the year ended December 31, 2015, premiums earned in the Fully Insured Health segment decreased by $47.0 million over the comparable period in 2014. A decrease in the premiums earned from Major Medical of $58.4 million is largely the result of the strategic decision to focus on specialty health products. The decrease in Major Medical premiums was partially offset by increases in the specialty health business as a result of new product launches and broader marketing of our short-term medical plans, and by growth in pet insurance and occupational accident lines of business;

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the years indicated (in thousands):

	2015	2014	2013

Premiums Earned	$171,912	$218,949	$248,870
Insurance Benefits, Claims & Reserves	93,916	146,431	177,290
Expenses	71,641	75,929	76,236

Loss Ratio	54.6%	66.9%	71.2%
Expense Ratio	41.7%	34.7%	30.6%
Combined Ratio	96.3%	101.6%	101.8%

o

The lower loss ratios in 2015 are primarily attributable to the effects of exiting Major Medical.  In 2014, we began to adjust our mix of business from Major Medical to specialty health insurance lines of business and, as a result, loss ratios have improved although expense ratios associated with these types of products are somewhat higher.

•

Income before taxes from the Group disability, life and DBL segment in 2015 increased $3.6 million compared to prior year results. The increase is primarily the result of increased volume and retentions in the long term disability (“LTD”) line combined with lower loss ratios;

•

Losses before taxes from the Individual life, annuities and other segment decreased $6.5 million for the year ended December 31, 2015 primarily due to a $5.1 million pre-tax gain recorded in connection with the sale of infrastructure associated with the administration of substantially all of our individual life and annuity policies ceded during the third quarter of 2015 in addition to less amortization of deferred costs in correlation to the coinsurance and assumptions of certain ceded life and annuity policies;

•

Losses before tax from the Corporate segment for the year ended December 31, 2015 were comparable to the same period in 2014; and

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2015	2014	2013

Medical Stop-Loss	$302,709	$240,865	$199,064
Fully Insured Health	186,716	241,486	288,809
Group disability; life and DBL	116,500	107,049	102,663
Individual life, annuities and other	23,552	26,186	28,342

	$629,477	$615,586	$618,878

Net Premiums Earned:	2015	2014	2013

Medical Stop-Loss	$209,765	$176,941	$166,302
Fully Insured Health	171,912	218,949	248,870
Group disability; life and DBL	85,953	64,260	60,004
Individual life, annuities and other	11,904	18,898	20,815

	$479,534	$479,048	$495,991

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

Insurance Liabilities

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, where material, (including legal, other fees, and costs not associated with specific claims but related to the claims payment function)  for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with U.S. GAAP accounting principles.  Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company’s reserves are necessarily based on estimates, assumptions and analysis of historical experience.

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

The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2015, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $4.5 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Income.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Income could also be affected, such as amortization of deferred acquisition costs and commission expense.

The liability for policy benefits and claims by segment is as follows (in thousands):

	December 31, 2015
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Medical Stop-Loss	$100,088	$-	$100,088
Fully Insured Health	41,477	-	41,477
Group Disability	85,416	12,570	97,986
Individual Accident and Health
and Other	5,694	198	5,892
	$232,675	$12,768	$245,443

	December 31, 2014
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Medical Stop-Loss	$80,128	$-	$80,128
Fully Insured Health	50,285	-	50,285
Group Disability	88,360	10,950	99,310
Individual Accident and Health
and Other	6,881	199	7,080
	$225,654	$11,149	$236,803

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2012, 2013 and 2014 underwriting years which increased by 0.4, 2.8 and 5.9 Net Loss Ratio points, respectively. After the recorded reserve estimate, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2015 underwriting year at December 31, 2015. The impact of these reasonably likely changes at December 31, 2015, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $5.6 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the Consolidated Statement of Income.

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

The primary assumption in the determination of fully insured policy benefits and claims is that historical claim development patterns tend to be representative of future claim development patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in product design, changes in time delay in submission of claims, and the incidence of unusually large claims. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are minimal. The time delay in submission of claims tends to be stable over time and not subject to significant volatility. Since our analysis considered a variety of outcomes related to these factors, the Company does not believe that any reasonably likely change in these factors will have a Material Effect.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2015. Changes in the Company's policy benefits and claims estimates are recorded through a charge or credit to its earnings.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2015. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

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

Investments

The Company has classified all of its investments as either available-for-sale or trading securities. These investments are carried at fair value with unrealized gains and losses reported through other comprehensive income (loss) for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Income for trading securities. Available-for-sale securities totaled $437.0 million and $597.8 million at December 31, 2015 and 2014, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

Goodwill and Other Intangible Assets

 Goodwill carrying amounts are evaluated for impairment, at least annually, at the reporting unit level that is equivalent to an operating segment. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method that included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense. No impairment charge for goodwill was required in 2015, 2014 or 2013.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense. No impairment charges for intangible assets were required in 2015, 2014 or 2013.

At December 31, 2015, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2015.  The Company does not believe that an impairment of goodwill exists at this time.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Information by business segment for the year ended December 31, 2015 and 2014 is as follows:

				Insurance
				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
December 31, 2015	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$209,765	4,435	2,312	153,919	-	39,455	$23,138
Fully Insured Health	171,912	1,813	12,187	93,916	386	85,120	6,490
Group disability;
life and DBL	85,953	3,699	662	47,646	-	26,857	15,811
Individual life,
annuities and other	11,904	7,146	8,069	11,697	3,138	12,406	(122)
Corporate	-	205	-	-	-	8,342	(8,137)
Sub total	$479,534	$17,298	$23,230	$307,178	$3,524	$172,180	37,180

Gain on sale of subsidiary to joint venture							9,940
Net realized investment gains							3,094
Net impairment losses recognized in earnings							(228)
Interest expense on debt							(1,798)
Income before income taxes							48,188
Income taxes							17,666
Net income							$30,522

				Insurance
				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
December 31, 2014	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$176,941	4,327	3,507	122,469	-	40,373	$21,933
Fully Insured Health	218,949	2,202	17,950	146,431	482	94,175	(1,987)
Group disability;
life and DBL	64,260	3,156	225	37,537	-	17,936	12,168
Individual life,
annuities and other	18,898	11,830	3,823	19,598	4,459	17,112	(6,618)
Corporate	-	177	-	-	-	8,252	(8,075)
Sub total	$479,048	$21,692	$25,505	$326,035	$4,941	$177,848	17,421

Net realized investment gains							7,688
Interest expense on debt							(1,797)
Income before income taxes							23,312
Income taxes							6,391
Net income							$16,921

Premiums Earned

In 2015, premiums earned increased $0.5 million over the comparable period of 2014. The increase is primarily due to: (i) a $32.8 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; (ii) a $21.7 million increase in the Group disability, life and DBL segment primarily due to increased volume and retentions in the group term life and LTD lines; partially offset by (iii) a decrease of $47.0 million in the Fully Insured Health segment as a result of a $58.4 million decrease in premiums from exiting Major Medical, partially offset by premium increases in the ancillary lines (primarily short-term medical), fixed indemnity limited benefit products, pet, and occupational accident lines of business as a result of higher volume; and (iv) a decrease of $7.0 million in the Individual life, annuities and other segment primarily as a result of a reinsurance transaction in the third quarter of 2015 whereby the Company ceded substantially all of its ordinary life and annuity business.

Net Investment Income

Total net investment income decreased $4.4 million.  The overall annualized investment yields were 2.8% and 3.3% in 2015 and 2014, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments as the Company transferred approximately $208.0 million of cash to an unaffiliated reinsurer in connection with a coinsurance and sale transaction on July 31, 2015 (see Note 8). The annualized investment yields on bonds, equities and short-term investments were 2.8% and 3.2% in 2015 and 2014, respectively. In addition, there were decreases in income from partnerships and policy loans for the year ended December 31, 2015. IHC has approximately $150.9 million in highly rated shorter duration securities earning on average 1.2% at December 31, 2015. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Gain on Sale of Subsidiary to Joint Venture

In the third quarter of 2015, the Company finalized a joint venture with Ebix, Inc. in which IHC sold its wholly owned administrative subsidiary, IHC Health Solutions (now known as Ebix Health Administration Exchange, Inc.), in exchange for a 60% ownership interest in Ebix Health Exchange and $6.0 million in cash proceeds. The transaction resulted in a loss of control over the subsidiary (due to a lack of the majority of the voting interest on the Board of Managers) and therefore the subsidiary was deconsolidated from the Company’s financial statements. The Company recognized a net gain of $9.9 million, pre-tax, on the transaction (see Note 6).

Net Realized Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net realized investment gains of $3.1 million in 2015 compared to $7.7 million in 2014. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $0.2 million of other-than-temporary impairment losses on equity securities available-for-sale during 2015 due to the length of time and extent an equity security was below cost.

Fee Income and Other Income

Fee income decreased $7.7 million in 2015 compared to 2014 primarily as a result of decreased Major Medical volume in the Fully Insured Health segment.

Other income increased in 2015 primarily as a result of a $5.1 million pre-tax gain recorded in connection with a coinsurance and sale agreement. In the third quarter of 2015, Madison National Life and Standard Security Life together entered into the aforementioned coinsurance and sale agreement to cede substantially all of their individual life and annuity policy blocks and sell the related infrastructure associated with the administration of such policies (see Note 8). In addition, the Company recorded a $0.5 million gain in 2015 on the acquisition of a controlling interest in GAF (see Note 6) and a gain of $0.7 million in 2015 on the sale of Innovative Medical Risk Management (see Note 6).

Insurance Benefits, Claims and Reserves

In 2015, insurance benefits, claims and reserves decreased $18.8 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $52.5 million in the Fully Insured Health segment, primarily due to lower loss ratios in 2015 and a decrease of $48.4 million in benefits, claims and reserves related to the run-off of the Major Medical; offset in part by increases in the volume of ancillary products, pet and occupational accident lines of business; (ii) a decrease of $7.9 million in the Individual life, annuities and other segment primarily as a result of a reinsurance transaction in the third quarter of 2015 whereby the Company ceded substantially all of its ordinary life and annuity business; partially offset by (iii) an increase of $31.5 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume and higher loss ratios; and (iv) an increase of $10.1 million in the group disability, life and DBL segment, primarily due to increased volume and retention in the group term life and LTD lines partially offset by lower loss ratios.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $5.6 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $9.0 million in the Fully Insured Health segment largely due to the run-off of the Major Medical and the deconsolidation of IHC Health Solutions, partially offset by increases in general expenses as a result of the higher volume of ancillary, pet and occupational accident business, which tends to have a higher expense structure than major medical; (ii) a decrease of $0.9 million in the Medical Stop-Loss segment primarily as a result of lower commission expenses; and (iii) a decrease of $4.7 million in Individual life, annuity and other segment primarily due to lower amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies; partially offset by (iv) an increase of $9.0 million in the group disability, life and DBL segment primarily due to increased commission expense in the group term life and LTD lines as a result of new business and changes in retention levels.

Income Taxes

The effective tax rate for 2015 was 36.7%.  In 2014, the Company recorded a $2.5 million credit to federal income taxes as a result of the reduction in AMIC’s valuation allowance related to its deferred tax asset at December 31, 2014.  Excluding this transaction, the effective tax rate for 2014 was 38.1%.  The lower effective tax rate in 2015 was primarily due to: (i) a decrease in the amount of non-deductible expenses as a result of the Affordable Care Act as a percentage of income in 2015 compared to 2014; and (ii) a decrease in state taxes as a percentage of income in 2015; partially offset by (iii) a decrease in benefits from tax-advantaged securities as a percentage of income in 2015.

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Information by business segment for the year ended December 31, 2014 and 2013 is as follows:

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
December 31, 2014	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$176,941	4,327	3,507	122,469	-	40,373	$21,933
Fully Insured Health	218,949	2,202	17,950	146,431	482	94,175	(1,987)
Group disability;
life and DBL	64,260	3,156	225	37,537	-	17,936	12,168
Individual life,
annuities and other	18,898	11,830	3,823	19,598	4,459	17,112	(6,618)
Corporate	-	177	-	-	-	8,252	(8,075)
Sub total	$479,048	$21,692	$25,505	$326,035	$4,941	$177,848	17,421

Net realized investment gains							7,688
Interest expense on debt							(1,797)
Income before income taxes							23,312
Income taxes							6,391
Net income							$16,921

				Benefits,	Amortization	Selling,
		Net	Fee and	Claims	of Deferred	General
December 31, 2013	Premiums	Investment	Other	and	Acquisition	and
(In thousands)	Earned	Income	Income	Reserves	Costs	Administrative	Total

Medical Stop-Loss	$166,302	5,055	606	115,599	-	43,687	$12,677
Fully Insured Health	248,870	2,711	26,524	177,290	22	99,961	832
Group disability;
life and DBL	60,004	2,763	388	37,463	-	17,045	8,647
Individual life,
annuities and other	20,815	16,837	4,314	24,438	15,110	12,814	(10,396)
Corporate	-	105	-	-	-	6,046	(5,941)
Sub total	$495,991	$27,471	$31,832	$354,790	$15,132	$179,553	5,819

Net realized investment gains							19,750
Interest expense on debt							(1,915)
Income before income taxes							23,654
Income taxes							8,398
Net income							$15,256

Premiums Earned

In 2014, premiums earned decreased $16.9 million over the comparable period of 2013. The decrease is primarily due to: (i) a decrease of $29.9 million from the Fully Insured Health segment primarily as a result of a $76.1 million decrease in premiums from exiting the major medical line and the New York vision block and from a decrease in the small group major medical line, partially offset by increases in the ancillary lines (primarily short-term medical ($7.0 million) and fixed indemnity limited benefit ($4.6 million)), pet insurance ($10.2 million), international ($4.9 million) and occupational accident ($11.7 million) lines of business as a result of higher volume; and (ii) a decrease of $1.9 million of earned premiums in the Individual life, annuities and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013; partially offset by (iii) a $10.6 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; and (iv) a $4.3 million increase in the Group disability, life and DBL segment primarily due to increased premiums from the DBL and LTD lines.

Net Investment Income

Total net investment income decreased $5.8 million.  The overall annualized investment yields were 3.3% and 3.8% in 2014 and 2013, respectively. The overall decrease was primarily a result of a decrease in investment income on bonds, equities and short-term investments due to the transfer of $215.1 million of invested assets in the second quarter of 2013 related to a coinsurance treaty and lower income from partnerships. The annualized investment yields on bonds, equities and short-term investments were 3.2% and 3.5% in 2014 and 2013, respectively. IHC has approximately $149.4 million in highly rated shorter duration securities earning on average 1.4% at December 31, 2014. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

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

Insurance Benefits, Claims and Reserves

In 2014, insurance, benefits, claims and reserves decreased $28.8 million over the comparable period in 2013. The decrease is primarily attributable to: (i) a decrease of $30.9 million in the Fully Insured Health segment, primarily due to a decrease of $61.5 million in benefits, claims and reserves related to the run-off of the major medical business and the New York vision block and from lower loss ratios in 2014; partially offset by increases in the volume of ancillary products ($6.9 million), pet insurance ($6.6 million), international ($3.5 million) and occupational accident business ($7.9 million); and (ii) a decrease of $4.8 million in the Individual life, annuity and other segment, primarily as a result of business ceded in connection with a coinsurance agreement during the second quarter of 2013; partially offset by (iii) an increase of $6.9 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume; and (iv) no overall change in the group disability, life and DBL segment primarily due to increased volume in the LTD line and DBL lines which were offset by lower loss ratios in the group term life line in 2014.

Amortization of Deferred Acquisition Costs

In 2013, the Company wrote-off $9.3 million of deferred acquisition costs in connection with a coinsurance agreement. Excluding this write-off, amortization of deferred acquisition costs decreased $0.9 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.7 million. The decrease is primarily due to: (i) a decrease of $3.3 million in the Medical Stop-Loss segment, primarily lower commission expenses due to the mix of business; (ii) a decrease of $5.8 million in the Fully Insured Health segment largely due to exiting the major medical line and from a decrease in the small group major medical line offset by general expenses as a result of the higher volume of ancillary, pet, international and occupational accident business in 2014, which tends to have a higher expense structure than major medical and includes the new health insurance tax in 2014; partially offset by (iii) an increase of $0.9 million in the group disability, life  and DBL segment due to increased volume in the DBL line and higher commission rates in the LTD line; (iv) an increase of $4.3 million in Individual life, annuity and other segment primarily due to the amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies; and (v) an increase of $2.2 million in Corporate primarily due to employee compensation expense, which varies with changes in IHC’s stock price and book value.

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

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group declared and paid $10.6 million, $10.0 million and $12.0 million of cash dividends to Corporate in 2015, 2014 and 2013, respectively.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, common stock repurchases and debt repayment.

Cash Flows

The Company had $19.2 million and $25.1 million of cash and cash equivalents as of December 30, 2015 and December 31, 2014, respectively.

For year ended December 31, 2015, operating activities of the Company utilized $164.7 million of cash, investment activities provided $168.3 million, and $9.5 million of cash was utilized for financing activities. The decrease in cash from operating activities, and the corresponding increase in cash from investing activities, primarily reflects the transfer of approximately $208.0 million of cash to an unaffiliated reinsurer during the third quarter of 2015 in connection with a reinsurance and sale transaction. Investing activities also reflect $4.5 million of proceeds received from the deconsolidation of subsidiaries, net of the cash divested in the transactions. Financing activities include $1.8 million for treasury share purchases, $1.7 million utilized for the purchase of AMIC shares and remaining IPA interests from noncontrolling interests, $2.6 million for the repayment of debt, and $1.4 million for the payment of dividends.

The Company has $516.1 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business and from reinsurance. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the year ended December 31, 2015, cash received from the maturities and other repayments of fixed maturities was $42.6 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables from reinsurers of $480.9 million at December 31, 2015 compared to $278.2 million at December 31, 2014. The increase is a result of a coinsurance agreement in the third quarter of 2015 whereby the Company ceded substantially all of its individual life and annuity policy blocks (see Note 8). All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2015.

Also as a result of the aforementioned coinsurance transaction in the third quarter of 2015: (i) deferred acquisition costs decreased $31.2 million; (ii) other investments (policy loans) decreased $9.9 million; and (iii) other assets increased $7.7 million for estimated deferred expenses which will be amortized over the life of the underlying reinsured contracts.

In connection with the acquisition of a controlling interest in GAF during the second quarter of 2015 (see Note 6), the Company recorded $5.7 million of goodwill, $5.5 million of intangible assets, $1.9 million of deferred tax liabilities and $3.8 million of long term debt.

As a result of the deconsolidation of a subsidiary during the third quarter of 2015 (see Note 6), goodwill and net intangible assets decreased by $3.1 million and $0.1 million, respectively, and other investments increased $10.8 million representing the equity investment in Ebix Health Exchange. The carrying value of the investment in Ebix Health Exchange is $9.8 million at December 31, 2015.

There were $2.6 million of debt repayments during 2015.

The increase in IHC’s stockholders' equity in 2015 is primarily due to $29.9 million of net income attributable to IHC partially offset by $3.5 million of other comprehensive losses attributable to IHC, $1.8 million of treasury stock purchases and $1.6 million of common stock dividends declared.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $8.2 million at December 31, 2015, approximately 99.8% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At

December 31, 2015, approximately 0.2% (or $1.0 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (a commercial mortgage obligation). Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets. The Company does not have any non-performing fixed maturity investments at December 31, 2015.

Certain fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The insurance, however, does not enhance the credit ratings on these securities. The following table summarizes the credit quality of our fixed maturity portfolio, as rated, at December 31, 2015:

Bond Ratings	As Rated

AAA	16.1%
AA	59.1%
A	21.1%
BBB	3.5%

Total Investment Grade	99.8%

BB or lower	0.2%

Total Fixed Maturities	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(G) (iv) of the Notes to Consolidated Financial Statements in Item 8 of this report. The Company recorded $0.2 million of other-than-temporary impairment losses on equity securities available-for-sale during 2015 due to the length of time and extent an equity security was below cost. For the year ended December 31, 2014, the Company did not record any other-than-temporary impairment losses. At December 31, 2015, there were no securities with fair values less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2015. In 2015, the Company recorded $0.6 million of net unrealized losses on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to DAC and reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment. Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2015, total goodwill was $52.9 million, of which $47.2 million was attributable to the Fully Insured Health segment and $5.7 million to the Medical Stop Loss segment.

Based upon the goodwill impairment testing performed at December 31, 2015, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by 10% or more in both the Fully Insured Health and the Medical Stop Loss segments.

In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method that included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit.

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  Our market capitalization as of December 31, 2015 was below the sum of our reporting units’ fair values. As a result, the Company assessed the factors contributing to the performance of IHC stock in 2015, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 57% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Liability for Policy Benefits and Claims

The following table summarizes the prior year net favorable amount of policy benefits and claims incurred in 2015 according to the year in which it relates, together with the opening balances of the corresponding liability for policy benefits and claims (net of reinsurance recoverable) (in thousands):

	Policy Benefits and Claims	Prior Year Amount
	at January 1, 2015	Incurred in 2015

2014	$112,097	$(8,219)
2013	23,911	(844)
2012	3,840	(84)
2011 and Prior	18,424	659

Total	$158,272	$(8,488)

The following sections describe, for each segment, the unfavorable (favorable) development in the liability for policy benefits and claims experienced in 2015, together with the key assumptions and changes therein affecting the reserve estimates.

Medical Stop-Loss

The Company experienced a net unfavorable development of $3.6 million in the Medical Stop-Loss segment related to higher than expected claims experience on business written primarily in 2014. The high claim experience came primarily from business written by TRU and our small group self-funded plans.

Fully Insured Health

The Fully Insured Health segment had a favorable development of $7.9 million of which approximately $5.7 million was due to the run-off of the Major Medical business. Favorable developments were also noted in other fully insured lines, primarily the STM and fixed indemnity limited benefit lines.

Group Disability

The Group Disability segment had a favorable development of $4.5 million primarily related to benefits and claims experience related to the 2014 LTD and DBL businesses.

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

There were normal fluctuations to the Company's experience factor. The IBNR factors were updated to reflect the current experience. The reserving process used by management was consistent from 2014 to 2015.

Individual Life, Annuities and Other

All other lines, primarily blanket and other individual health products, experienced unfavorable development of $0.3 million.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In November 2004, December 2003 and March 2003, the Company borrowed $15.0 million, $12.0 million and $10.0 million, respectively, through pooled trust preferred issuances by unconsolidated subsidiary trusts. In 2011, the amortizing term loan was amended and increased to $10.0 million. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2015 (in thousands):

		Junior			Insurance	Funds
		Subordinated	Interest		Policy	on
	Debt	Debt	On Debt	Leases	Benefits	Deposit	Total

2016	$3,073	$-	$1,779	$2,865	$194,988	$17,389	$220,094
2017	1,171	-	1,706	2,149	41,979	16,859	63,864
2018	945	-	1,673	2,048	33,726	16,370	54,762
2019	-	-	1,670	661	30,161	15,917	48,409
2020	-	-	1,670	385	28,276	15,366	45,697
2021 and
Thereafter	-	38,146	21,988	-	161,391	91,449	312,974

Totals	$5,189	$38,146	$30,486	$8,108	$490,521	$173,350	$745,800

OUTLOOK

For 2016, we anticipate:

•

A decrease in premiums and earnings due to exiting the medical stop-loss business as a result of the closing of the Risk Solutions Sale and Coinsurance Transaction.

•

Continued significant increase in specialty health premiums (including short-term and supplemental health products, such as dental, accidental medical, gap and critical illness products), and continued decrease in major medical premiums, which is in run-off. Increasing emphasis on direct-to-consumer and career advisor distribution initiatives as we believe this will be a growing means for selling health insurance in the coming years, and accompanying start-up costs of expanding our sales through our call center, career model (including our newly launched Aspira A Mas outreach to the Hispanic community) and transactional websites.

•

Increasing retention in our group life and disability lines of business. In 2016, we expect a continuation of the increase in premiums from group long-term and short-term disability driven by higher retention amounts and a full year of premiums generated by a relatively new distribution partnership.

•

Continued evaluation of strategic transactions.  As a result of the sale of Risk Solutions, we have significant cash.  We plan to redeploy some of this cash in making investments and acquisitions to bolster existing or new lines of business.  Specialty Benefits has made one such investment in a call center that will begin writing substantially all of its specialty health business with carriers affiliated with IHC.  We are currently negotiating several similar transactions.

•

Continued focus on administrative efficiencies, including a reduced operating loss at EHAE.

•

Initiating the process to take AMIC private.

On March 31, 2016, IHC and its subsidiary Independence American Holdings Corp. sold the stock of Risk Solutions.  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured by Westport as of January 1, 2016.  The aggregate purchase price was $152.5 million in cash, subject to adjustments and settlements.  This transaction resulted in a gain on the sale estimated at approximately $100 million.  As a result, IHC is highly liquid and has excess capital; however its Medical Stop-Loss line of business will be in run-off, which will have a negative impact on future earnings.

The Company will remain highly liquid in 2016 as a result of the continuing shorter duration of the portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for 2016. IHC has approximately $150.9 million in highly rated shorter maturity securities earning on average 1.2%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks) assuming immediate changes in interest rates at specified levels at December 31, 2015:

	Change in Interest Rates

	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline	200 basis point decline

Corporate securities	$150,128	$158,453	$166,846	$176,006	$180,944
CMO’s	3,892	4,064	4,251	4,455	4,549
U.S. Government obligations	43,244	44,006	44,794	45,605	45,605
Agency MBSs	34	35	35	36	36
GSEs	10,791	11,164	11,562	11,993	12,135
State & Political Subdivisions	169,165	186,296	194,666	202,881	215,126
Foreign governments	2,045	2,178	2,324	2,484	2,557

Total estimated fair value	$379,299	$406,196	$424,478	$443,460	$460,952

Estimated change in value	$(45,179)	$(18,282)		$18,982	$36,474

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

See Index to Consolidated Financial Statements and Schedules on page 74.

ITEM  9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 (“the Exchange Act”) Rule 13a-15(f). The Company’s internal controls are designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, and in connection with this assessment, management believes that the Company’s internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

On April 30, 2015, American Independence Corp, a consolidated subsidiary of the Company increased its ownership in Global Accident Facilities, LLC (“GAF”) from 40% to 80%. Management excluded from its assessment of internal control over financial reporting GAF’s internal control over financial reporting. GAF constituted approximately 1.2% of total assets as of December 31, 2015, and approximately 0.6% of total revenues for the year ended December 31, 2015, which are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2015. The Company will incorporate GAF into its assessment of internal control over financial reporting in 2016.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

 Management concluded that, as of December 31, 2015, the Company did not maintain an effective control environment, risk assessment process and process level controls over the financial reporting for income taxes. Specifically the Company:

•

Did not have sufficient tax accounting resources with adequate knowledge of the Company’s process and controls over financial reporting related to income taxes to effectively design, operate, and document controls over accounting for income taxes;

•

Did not have an adequate risk assessment process related to income tax accounting to identify and appropriately account for income taxes associated with significant, non-routine transactions; and

•

Did not have effective process level controls over completeness, existence, accuracy and disclosure of deferred tax balances.

These material weaknesses resulted in immaterial errors within the deferred tax balances in the Company’s December 31, 2015 Consolidated Balance Sheet and in the Statements of Changes in Stockholders’ Equity for the three-year period ended December 31, 2015. The immaterial errors were corrected before the issuance of our December 31, 2015 Form 10-K, and these corrections had no impact on the Consolidated Statement of Income, the computations of basic and diluted earnings per share, the Consolidated Statements of Comprehensive Income or the Statements of Cash Flows for the years ended December 31, 2013, 2014 or 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.

Remediation Plan

The Company intends to take steps during 2016 to remediate its material weaknesses in internal control over financial reporting for income taxes. The Company has begun and will continue:

•

Augmenting existing tax staff with additional skilled tax accounting resources and providing additional training to existing staff on the design and operation of tax related financial reporting and corresponding internal controls;

•

Enhancing risk assessment processes that operate over accounting for income taxes, with a particular focus on the tax accounting and disclosure for unusual and complex transactions; and

•

Reviewing the processes and controls in place to measure and record transactions related to tax accounting to enhance the effectiveness of the design and operation of those controls.

The Company has begun to implement the remediation efforts described above; however, until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Office (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the identification of  material weaknesses in our internal control over financial reporting for income taxes, as discussed in “Management’s Report on Internal Control over Financial Reporting”, and our resulting inability to file this Annual Report on Form 10-K by March 15, 2016, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Our Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of April 30, 2016 are set forth below:

Name	Age	Title

Larry R. Graber	66	Chief Life and Annuity Actuary, Senior Vice President and Director
Teresa A. Herbert	54	Chief Financial Officer and Senior Vice President
David T. Kettig	57	Chief Operating Officer, Executive Vice President and Director
Allan C. Kirkman	72	Director
John L. Lahey	69	Director
Steven B. Lapin	70	Director
James G. Tatum	74	Director
Roy T.K. Thung	72	Chief Executive Officer, President and Chairman

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Larry R. Graber

Since March 2012, Chief Life and Annuity Actuary and Senior Vice President of IHC; for more than five years prior thereto, Senior Vice President — Life and Annuities of IHC; for more than the past five years, a director and President of Madison National Life Insurance Company, Inc. (“Madison National Life”), a wholly owned subsidiary of IHC; for more than the past five years, a director and President of Southern Life and Health Insurance Company, an insurance company and wholly owned subsidiary of  Geneve Holdings, Inc., the controlling shareholder of IHC, with principal offices in Homewood, Alabama; for more than the past five years, a director of Standard Security Life Insurance Company of New York (“Standard Security Life”), a wholly owned subsidiary of IHC.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Graber should serve as one of IHC’s directors are described as follows:  Mr. Graber has extensive experience in many facets of the insurance business, particularly relating to the acquisition and administration of blocks of life insurance.

Teresa A. Herbert

For more than the past five years, Chief Financial Officer and Senior Vice President; for more than the past five years, Vice President of Geneve Corporation (“Geneve”), a private company controlled by Geneve Holdings, Inc. (“GHI”), a private diversified holding company; for more than the past five years, Chief Financial Officer and Senior Vice President of American Independence Corp., a public company traded on Nasdaq and a majority-owned subsidiary of the Company (“AMIC”); since March 2011, a director of AMIC.

David T. Kettig

Since February 2015, Chief Operating Officer, Executive Vice President and Acting General Counsel of IHC; since April 2009, Chief Operating Officer and Senior Vice President of IHC; since August 2013, President of AMIC; from April 2009 to March 2012, Chief Operating Officer and Senior Vice President of AMIC; since March 2011, a director of AMIC; for more than the past five years, President and a director of Independence American Insurance Company; since March 2012, President and since May 2012, a director of Standard Security Life.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Kettig should serve as one of IHC’s directors are described as follows:  Mr. Kettig has extensive experience in diverse, complex businesses and transactions, corporate governance, legal affairs, risk management, and insurance.

Allan C. Kirkman

For more than the past five years, a member of each of the Audit Committee and the Compensation Committee; since March 2011, Chairman of the Compensation Committee.  For more than five years prior to his retirement in October 2005, Executive Vice President of Mellon Bank, N.A., a national bank.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Kirkman should serve as one of IHC’s directors are described as follows:  Mr. Kirkman has extensive experience in diverse, complex businesses and transactions, including that involving public companies in the financial services fields.

John L. Lahey

For more than the past five years, a member of the Audit Committee; since March 2011, a member of the Compensation Committee; since March 1987, President of Quinnipiac University, a private university located in Hamden, Connecticut; since 1995, a member of the Board of Trustees of Yale-New Haven Hospital, a hospital located in New Haven, Connecticut; since 1994, a director of the UIL Holdings Corporation, a publicly held utility holding company with principal offices in New Haven, Connecticut; since December 2015, a director, Audit and Compliance Committee member, and Executive Committee member of Avangrid, Inc., a diversified energy and utility company that is the successor-in-interest by merger to UIL Holdings Corporation, with principal offices in New Haven, Connecticut; since 2004, a director of Alliance for Cancer Gene Therapy, the only national non-profit organization committed exclusively to cancer gene and cell therapy research; since June 2006, a director of Standard Security Life.  Mr. Lahey also serves as a director and Chairman of the Board of the New York City St. Patrick’s Day Parade, Inc.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Lahey should serve as one of IHC’s directors are described as follows: Mr. Lahey has extensive executive experience in major organizations and has valuable expertise in management and corporate governance.

Steven B. Lapin

For more than the past five years, Vice Chairman of the Board of Directors of IHC; since March 2011, Chairman of the Board of Directors, Chief Executive Officer and President of Geneve, a wholly-owned subsidiary of GHI, IHC’s controlling stockholder; for more than five years prior to March 2011,  President and Chief Operating Officer and a director of Geneve; for more than five years prior to June 2015, President and a director of The Aristotle Corporation, a private company controlled by GHI; since April 2011, a director of AMIC, a public company traded on Nasdaq and majority-owned subsidiary of

IHC; for more than the past five years, a director of Madison National; for more than the past five years, a director of Standard Security Life.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Lapin should serve as one of IHC’s directors are described as follows:  Mr. Lapin has extensive experience in diverse, complex businesses and transactions, corporate governance of public companies, risk management and insurance.

James G. Tatum

Since June 2002, Chairman of the Audit Committee; for more than the past five years, member of the Compensation Committee; for more than the past five years, a director of Standard Security Life; for more than the past five years, sole proprietor of J. Tatum Capital, LLC, a registered investment advisor, located in Birmingham, Alabama, managing funds primarily for individual and trust clients; Chartered Financial Analyst for more than twenty-five years; since March 2011, a director of AMIC; since March 2011, a member of the Audit Committee of AMIC.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Tatum should serve as one of IHC’s directors are described as follows:  Mr. Tatum has extensive executive experience in major organizations and has valuable expertise with financial issues, risk management and oversight.

Roy T.K. Thung

Since March 2011, Chief Executive Officer, President and Chairman of the Board; since January 2000, Chief Executive Officer of IHC; since July 1999, President of IHC; for more than five years prior to July 1999, Executive Vice President and Chief Financial Officer of IHC; for more than the past five years, Executive Vice President of Geneve, a private company controlled by IHC’s controlling shareholder; since July 2002, a director of AMIC; from November 2002 until March 2012, Chief Executive Officer and President of AMIC; since March 2012, Chief Executive Officer of AMIC; for more than the past five years, Chief Executive Officer and Chairman of the Board of Standard Security Life; for more than the past five years, Chairman of the Board of Madison National Life.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Thung should serve as one of IHC’s directors are described as follows:  Mr. Thung has extensive experience in diverse, complex businesses and transactions, including involving public companies in the insurance industry.

Family Relationships

None.

Corporate Governance Documents

In furtherance of its longstanding goals of providing effective governance of IHC’s business and affairs for the long-term benefit of stockholders and promoting a culture and reputation of the highest ethics, integrity and reliability, the Board has adopted:

•

a Code of Business Ethics that applies to IHC’s Chief Executive Officer and President, Chief Operating Officer, Chief Financial Officer, controller and other IHC employees performing similar functions (the “Code of Ethics”);

•

a Corporate Code of Conduct that applies to all employees, officers and directors of IHC and its subsidiaries and affiliates (the “Code of Conduct”);

•

Corporate Governance Guidelines (“Guidelines”) to advance the functioning of the Board and its committees and set forth the Board’s expectations as to how it should perform its functions; and

•

written charters for its Audit and Compensation Committees of the Board (the “Charters”).

The Code of Ethics, Code of Conduct, the Guidelines and the Charters can be found on IHC’s website at www.ihcgroup.com, and are also available in print to any stockholder who requests them.  The information on IHC’s website, however, is not incorporated by reference in, and does not form part of, this annual report.  The Board does not anticipate modifying the Code of Ethics or the Code of Conduct, or granting any waivers to either, but were any such waiver or modification to occur, it would promptly be disclosed on IHC’s website.

Audit Committee Financial Expert

The Board has determined that at least one member of the Audit Committee, Mr. Tatum, is an audit committee financial expert as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

Nomination of Director Candidates

In light of GHI’s majority voting power, the Board has determined that the Board, rather than a nominating committee, is the most appropriate body to identify director candidates and select nominees for presentation at the annual meeting of stockholders.  In making nominations, the Board seeks candidates with outstanding business experience who will bring such experience to the management and direction of IHC.  The minimum criteria employed by the Board in its selection of candidates, is set forth in the Guidelines, along with certain other factors that inform the selection process.  All directors serving on the Board participate in the consideration of director nominees.  Furthermore, in light of GHI’s voting power, the Board has determined that no policy with respect to consideration of candidates recommended by security holders other than GHI’s would be appropriate.

Committees of the Board of Directors

Committees

The Board has standing Audit and Compensation Committees.  Committee memberships are as follows:

Audit Committee	Compensation Committee

Mr. James G. Tatum (Chairman)	Mr. Allan C. Kirkman (Chairman)
Mr. Allan C. Kirkman	Mr. John L. Lahey
Mr. John L. Lahey	Mr. James G. Tatum

Audit Committee.  The principal functions of the Audit Committee are to: (i) select an independent registered public accounting firm; (ii) review and approve management’s plan for engaging IHC’s independent registered public accounting firm during the year to perform non-audit services and consider what effect these services will have on the independence of IHC’s independent registered public accounting firm; (iii) review IHC’s annual financial statements and other financial reports which require approval by the Board; (iv) oversee the integrity of IHC’s financial statements, IHC’s systems of disclosure controls and internal controls over financial reporting and IHC’s compliance with legal and regulatory requirements; (v) review the scope of audit plans of IHC’s internal audit function and independent registered public accounting firm and the results of their audits; and (vi) evaluate the performance of IHC’s internal audit function and independent registered public accounting firm.

Each member of the Audit Committee meets the independence requirements of the NYSE and applicable SEC rules and regulations.  The Audit Committee and the Board have determined that each member of the Audit Committee is financially literate and that Mr. Tatum qualifies as an “audit committee financial expert,” as such term is defined in Item 401(h)(2) of Regulation S-K promulgated by the SEC.

Compensation Committee.  The Compensation Committee assists the Board in fulfilling its responsibilities with regard to compensation matters, is responsible for determining or ratifying (as the case may be) the compensation of IHC’s executive officers and administers IHC’s 2006 Stock Incentive Plan.  The Compensation Committee has sole authority to determine the compensation for IHC’s Chief Executive Officer and President.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

“Say-on- Pay” and “Say-on-Frequency”

The Compensation Committee considered the voting results of the advisory, non-binding “say-on-pay” vote at IHC’s 2014 Annual Meeting of Stockholders in connection with the discharge of its responsibilities.  IHC’s stockholders expressed their support of the compensation for our CEO, CFO and the three other most-highly compensated officers in respect of 2013, with a substantial majority of the votes cast voting to approve the compensation of IHC’s named executive officers described in IHC’s 2014 proxy statement.  Following the Compensation Committee’s review and consideration of this stockholder support, as well as the other factors discussed in more detail below, we determined to make no changes to our approach to executive compensation.

At IHC’s 2011 Annual Meeting of Stockholders, a majority of IHC’s stockholders voted for “say-on-pay” proposals to occur every three years.  In light of this voting result on the frequency of “say-on-pay” proposals, the Board decided that IHC will present “say-on-pay” proposals every three years until the next required vote on the frequency of stockholder votes on named executive officer compensation.  Accordingly, we held such a vote at our 2014 Annual Meeting of Stockholders and we currently expect to hold the next “say-on-pay” vote at IHC’s 2017 Annual Meeting of Stockholders.  We currently expect the next stockholder vote on the frequency of stockholder votes on named executive officer compensation to also occur at IHC’s 2017 Annual Meeting of Stockholders.

Compensation Objectives

Compensation of each of IHC’s executive officers is intended to be based on performance of IHC and the executive.  The Compensation Committee has responsibility for establishing and reviewing the compensation of IHC’s CEO and for reviewing the compensation for all of IHC’s executive officers.

In establishing executive officer compensation, the following are among the Compensation Committee’s objectives:

•

attract and retain individuals of superior ability and managerial talent;

•

ensure compensation is aligned with IHC’s corporate strategies, business objectives and the long-term interests of IHC’s stockholders; and

•

enhance incentives to increase IHC’s stock price and maximize stockholder value by providing a portion of total compensation in IHC equity and equity-related instruments.

IHC’s overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with IHC’s success and their contributions to such success.  To this end, base salary and bonus are designed to reward annual achievements and to be commensurate with an executive’s scope of responsibilities, demonstrated leadership abilities and management experience and effectiveness.  Other elements of compensation focus on motivating and challenging IHC’s executive officers to achieve superior, long-term, sustained results.

Implementation of Objectives

Salaries

The salary of an IHC executive officer is based on his or her level of responsibility, experience and qualifications and recent performance.  Adjustments to salary are made in response to changes in any of the foregoing factors and changes in market conditions.  Executive officer salaries are typically reviewed by the Compensation Committee every twelve months.  The Compensation Committee has sole authority to determine the compensation for IHC’s Chief Executive Officer.  Neither the Compensation Committee nor IHC has retained a compensation consultant or similar organization for assistance in reviewing or setting executive officer salaries or other compensation.

Cash Bonuses

Following the close of each fiscal year, IHC’s Chief Executive Officer and President makes determinations that are communicated to the Compensation Committee as to cash bonuses for IHC’s executive officers (excluding himself), based on an analysis of: (i) any contractual commitments set forth in an employment agreement; (ii) IHC’s performance in the year ended versus IHC’s plan for such year; and (iii) a subjective evaluation of a variety of factors as to each executive officer’s individual contribution during the year.  The Compensation Committee then convenes outside the presence of the Chief Executive Officer and President and, following appropriate deliberation, approves or ratifies bonuses for all IHC executive officers.

The salaries paid and annual bonuses awarded to IHC’s named executive officers in respect of 2015 are set forth in the Summary Compensation Table.

Equity Awards

IHC’s 2006 Stock Incentive Plan (the “2006 Plan”) provided the opportunity for the Compensation Committee to make equity incentive awards to, among others, IHC’s executive officers. While there are outstanding grants under the 2006 Plan, it has expired and no new grants may be made under it.  The Board of Directors has approved a 2016 Stock Incentive Plan (the “2016 Plan”) on substantially the same terms as the 2006 Plan, and it will be submitted for shareholder approval at the next meeting of shareholders, which is expected to be held later this year. The following describes the 2016 Plan and is largely consistent with the 2006 Plan.

 The types of equity awards that may be granted under the 2016 Plan are:  (i) options; (ii) share appreciation rights (“SARs”); (iii) restricted shares, restricted share units (which are shares granted after certain vesting conditions are met) and unrestricted shares; (iv) deferred share units; and (v) performance awards.  The Compensation Committee determines the type and amount of the award with reference to factors that include the present value of the award relative to the executive officer’s salary and anticipated cash bonus, the anticipated importance of the executive’s position to IHC’s future results, and the size of the executive’s total compensation relative both to other executives within IHC and to compensation levels at other companies.

Within the limitations of the 2016 Plan, the Compensation Committee may modify an award to: (i) accelerate the rate at which an option or SAR may be exercised (including, without limitation, permitting an option or SAR to be exercised in full without regard to the installment or vesting provisions or whether the option or SAR is at the time exercisable); (ii) accelerate the vesting of any award; (iii) extend or renew outstanding awards; or (iv) accept the cancellation of outstanding awards.  However, the Compensation Committee may not, without stockholder approval, cancel an outstanding option that is underwater for the purpose of reissuing the option to a grantee within six months thereafter at a lower exercise price, or granting a replacement award of a different type.  Notwithstanding the foregoing provision, no modification of an outstanding award can materially and adversely affect a grantee’s rights thereunder, unless the grantee provides written consent, there is an express 2016 Plan provision permitting the Compensation Committee to act unilaterally to make the modification, or the Compensation Committee reasonably concludes that the modification is not materially adverse to the grantee.

Options

Incentive stock options (“ISOs”) and non-incentive stock options (“Non-ISOs”) may be granted under the 2016 Plan.  At the sole discretion of the Compensation Committee, any option may be exercisable, in whole or in part, immediately upon the grant thereof, or only after the occurrence of a specified event, or only in installments, which installments may vary.  The term of any option may not exceed ten years from the grant date; provided, however, that in the case of an ISO granted to an employee of IHC or any of its affiliates who owns stock representing more than ten percent (10%) of the voting stock on the grant date (“Employee Ten Percent Holder”), the term of the ISO shall not exceed five years from the grant date.  The exercise price of an option is determined by the Compensation Committee in its sole discretion; provided, however, that if an ISO is granted to an Employee Ten Percent Holder (as defined in the Plan), the per share exercise price shall not be less than 110% of the closing price per share on the NYSE on the grant date (“Fair Market Value”); and provided further that for all other options, the per share exercise price shall not be less than 100% of the Fair Market Value on the grant date.  Neither IHC nor the Compensation Committee can allow for a repricing without stockholder approval.

Each of IHC’s named executive officers holds stock options, having varying exercise prices and expiration dates (based on the date granted).  Please see the information set forth in the tables below for additional information.  IHC does not have a target level of stock ownership applicable to any of its employees, including the named executive officers.

Share Appreciation Rights (SARs)

The Compensation Committee may grant SARs either concurrently with the grant of an option or with respect to an outstanding option (in which case the SAR will extend to all or a portion of the shares covered by the related option, the exercise price is the same as the exercise price of the related option, and the SAR is exercisable at such time or times, and to the extent, that the related option will be exercisable), or independent of any option.  The Compensation Committee may also grant SARs that are exercisable only upon or in respect of a change in control (as defined in the Plan) or any other specified event.  The per share exercise price of a SAR cannot be less than 100% of the Fair Market Value, and the SARs may only be exercised when the Fair Market Value of the shares underlying the SAR exceeds the exercise price of the SAR.  Neither IHC nor the Compensation Committee can allow for a repricing without stockholder approval.

Restricted Shares, Restricted Share Units and Unrestricted Shares

Subject to applicable law, an award of 2,475 restricted shares (or such other amount that the Board may determine on a prospective basis) will be granted to each non-employee director of IHC on the date immediately following each annual meeting of IHC’s stockholders.  One-third of those restricted shares will vest on each of the next three annual anniversaries of the date the restricted shares were awarded.  In the event that a non-employee director terminates his or her membership on the Board for any reason, the director will immediately forfeit any unvested restricted shares.

At any time within the thirty-day period (or other shorter or longer period that the Compensation Committee selects in its sole discretion) in which a grantee who is a member of a select group of management or highly compensated employees receives an initial award of either restricted shares or restricted share units, the Compensation Committee may permit the grantee to irrevocably elect to defer the receipt of all or a percentage of the shares that would otherwise be transferred to the grantee upon the vesting of such award.

Deferred Share Units

The Compensation Committee may permit any director, consultant or member of a select group of management or highly compensated employees to irrevocably elect to forego the receipt of cash or other compensation (including shares), and in lieu thereof to have IHC credit to an internal Plan account a number of deferred share units having a Fair Market Value equal to the shares and other compensation deferred.

Performance Awards

The Compensation Committee may grant a performance award based on one or more of the following to measure IHC, affiliate, and/or business unit performance during a specified performance period: (i) gross or net premiums; (ii) profit margin; (iii) insured lives; (iv) basic, diluted, or adjusted earnings per share; (v) sales or revenue; (vi) earnings before interest, taxes, and other adjustments (in total or on a per share basis); (vii) basic or adjusted net income; (viii) returns on equity, assets, capital, revenue or similar measure; (ix) economic value added; (x) working capital; (xi) total stockholder return; and (xii) product development, product market share, research, licensing, litigation, human resources, information services, mergers, acquisitions, or sales of assets of affiliates or business units. Performance measures may vary from performance period to performance period and from grantee to grantee.

A grantee will be eligible to receive payment in respect of a performance award only to the extent that the performance measure(s) for such award is achieved, and it is determined that all or some portion of such grantee’s award has been earned for the performance period.  The Compensation Committee reviews whether, and to what extent, the performance measure(s) for a particular performance period (of not less than one fiscal year) have been achieved and, if so, determines the amount of the performance award to be paid.  The Compensation Committee may use negative discretion to decrease, but not increase, the amount of the award otherwise payable based upon such performance.

At any time prior to the date that is at least six months before the close of a performance period (or shorter or longer period that the Compensation Committee selects), the Compensation Committee may permit a grantee who is a member of a select group of management or highly compensated employees to irrevocably elect to defer the receipt of all or a percentage of the cash or shares that would otherwise be transferred to the grantee upon the vesting of a performance award.

Termination, Rescission and Recapture of Awards

Each award under the Plan granted to an employee is intended to align such employee’s long-term interest with those of IHC.  Therefore, if the employee discloses confidential or proprietary information of IHC, provides services to a competitor of IHC, solicits a non-administrative employee of IHC, or has engaged in activities which conflict with IHC’s interests (including any breaches of fiduciary duty or the duty of loyalty), the employee is acting contrary to IHC’s long-term interests.  Accordingly, except as otherwise expressly provided in an award agreement, IHC may terminate any outstanding, unexercised, unexpired, unpaid, or deferred awards, rescind any exercise, payment or delivery pursuant to the award, or recapture any common stock (whether restricted or unrestricted) or proceeds from the employee’s sale of shares issued pursuant to the award.  Notwithstanding the foregoing, IHC may, in its sole and absolute discretion, choose not to terminate, rescind or recapture upon the occurrence of any of the foregoing events.

Tax Implications

The Patient Protection and Affordable Care Act amended the Tax Code to add Section 162(m)(6), which limits the amount that certain health care insurers, including the Company, may deduct for tax years starting after 2012. Section 162(m)(6) limits the tax deduction to $500,000 per individual, and makes no exception for performance-based compensation or commissions. In addition, the limit applies to compensation, including deferred compensation, paid to all current and former employees and most independent contractors, not just to compensation paid to a narrow group of current top executives. The rule became effective for employer tax years beginning after December 31, 2012. Consequently, the Company is limited to a $500,000 deduction for compensation paid to each named executive officer.

 Section 162(m)(1) of the Tax Code limits the amount a publicly-held corporation may deduct for compensation paid to the CEO and certain named executive officers to $1 million per year per executive, makes an exception for performance-based compensation and commissions, and excludes the compensation paid to former covered executives once they are no longer covered. Since the Company is subject to Section 162(m)(6), the performance-based exclusion available under Section 162(m)(1) is not available to the Company.

Compensation Committee Report

The Compensation Committee assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible for establishing and approving the compensation of IHC’s executive officers.  The Compensation Committee has sole authority to determine the compensation for IHC’s Chief Executive Officer.  The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Form 10-K with management, including our Chief Executive Officer and our Chief Financial Officer.

Compensation Committee

Mr. Allan C. Kirkman (Chairman)
Mr. John L. Lahey
Mr. James G. Tatum

Compensation Risk Assessment

The Compensation Committee considered the Company's compensation policies and practices and concluded that they did not need to be modified.

Summary Compensation Table

The following table lists the annual compensation for IHC’s CEO, CFO and its three other most highly compensated executive officers in 2015 for the years 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)

Mr. Roy T.K. Thung	2015	452,737	338,800	-	-		804,000	(1)	141,247	(4)	19,932	1,756,716
Chief Executive Officer,	2014	443,885	338,000	-	158,400	(2)	855,000	(1)	133,252	(4)	28,583	1,957,120
President and Chairman	2013	437,348	308,000	-	264,825	(3)	(350,000)	(1)	125,709	(4)	20,558	806,440

Ms. Teresa A. Herbert	2015	275,821	173,250	-	-		-		-		22,252	471,323
Chief Financial Officer	2014	270,436	157,500	-	42,570	(2)	-		-		23,871	494,377
	2013	266,455	135,000	-	88,275	(3)	-		-		23,182	512,912

Mr. David T. Kettig	2015	352,728	275,000	-	-		-		-		25,217	652,945
Chief Operating Officer	2014	345,456	250,000	-	47,520	(2)	-		-		19,448	662,424
	2013	340,000	210,000	-	88,275	(3)	-		-		19,373	657,648

Mr. Michael Kemp	2015	328,079	325,000	-	-		-		-		26,030	679,109
Chief Underwriting Officer	2014	321,295	376,680	-	-		-		-		23,533	721,508
	2013	316,200	210,000	-	-		-		-		22,942	549,142

Mr. Larry R. Graber	2015	279,091	293,120	-	-		-		-		31,863	604,074
Chief Life and Annuity	2014	273,619	130,000	-	24,750	(2)	-		-		33,072	461,441
Actuary	2013	269,575	130,000	-	88,275	(3)	-		-		27,949	515,799

(1)

Represents strategic and long term incentive earnings as a result of Mr. Thung’s Employment Agreement with IHC for the year indicated. IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer, President and Chairman of the Board of Directors, dated as of May 11, 2011. Under the agreement, Mr. Thung is entitled to an incentive payment upon the disposition of a strategic asset of IHC equal to 3% of the amount above which the consideration received by IHC for such disposition exceeds the book value of such asset as of March 31, 2011.  In addition, any termination of the agreement other than for “cause” triggers an incentive payment to Mr. Thung in respect of such appreciation in the overall book value of IHC.  The initial term of Mr. Thung’s employment agreement was two years from the date it was entered into, but, by its terms, will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC. In accordance with the terms of the agreement, Mr. Thung received a cash incentive payment of $288,728 in 2015 as a result of the coinsurance and sale transaction with National Guardian Life Insurance Company on July 31, 2015. Had the strategic and long-term incentive provisions of Mr. Thung’s agreement been triggered on December 31, 2015, Mr. Thung would have received $2,370,272.

(2)

Represents the modification of fully vested options during 2014 to extend their expiration date.  The amount reported is the incremental fair value of the modified award as of the modification date.

(3)

Represents the modification of fully vested options during 2013 to extend their expiration date and impose a new, two-year vesting period.  The amount reported is the incremental fair value of the modified award as of the modification date.

(4)

Represents the increase (decrease) in the value of Mr. Thung’s Retirement Benefits Agreement with IHC for the year indicated. Refer to Potential Payments to Named Executive Officers for additional information regarding this agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information about unexercised stock options and unvested shares of restricted stock held as of December 31, 2015.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Roy T.K. Thung	176,000	-	$9.09	January 5, 2017		-	-
	16,500	-	$7.11	March 16, 2016	(1)	-	-
	82,500	-	$9.99	March 19, 2018		-	-
Teresa A. Herbert	47,300	-	$9.09	January 5, 2017		-	-
	11,000	-	$7.11	March 16, 2016	(1)	-	-
	27,500	-	$9.99	March 19, 2018		-	-
David T. Kettig	45,300	-	$9.09	January 5, 2017		-	-
	11,000	-	$7.11	March 16, 2016	(1)	-	-
	27,500	-	$9.99	March 19, 2018		-	-
Michael Kemp	7,150	-	$7.86	August 10, 2016	(2)	-	-
	11,000	-	$7.28	November 9, 2016	(2)	-	-
	14,850	-	$9.75	March 15, 2017	(2)	-	-
	12,000	-	$9.46	December 17, 2017	(2)	-	-
Larry R. Graber	27,500	-	$9.09	January 5, 2017		-	-
	11,000	-	$7.11	March 16, 2016	(1)	-	-
	27,500	-	$9.99	March 19, 2018		-	-

(1)

Stock appreciation rights granted on March 31, 2011 were fully vested as of December 31, 2015.

(2)

Stock appreciation rights granted on August 10, 2011, November 9, 2011, March 15, 2012, and December 17, 2012 were fully vested as of December 31, 2015.

The following table sets forth information about the number and value of option exercises and vested stock awards for each named executive officer during the year 2015.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)

Roy T.K. Thung	-	-	-	-
Teresa A. Herbert	-	-	-	-
David T. Kettig	7,500	28,518	-	-
Michael Kemp	-	-	-	-
Larry R. Graber	-	-	-	-

Potential Payments to Named Executive Officers

With Mr. Thung

IHC is party to a Retirement Benefits Agreement with Mr. Roy T.K. Thung, dated as of September 30, 1991, and amended by amendments dated as of December 20, 2002, June 17, 2005 and December 31, 2008, respectively, pursuant to which Mr. Thung is entitled to a lump-sum cash payment upon a “separation from service” from IHC of $1,659,557, increasing on a cumulative, compounding basis of 6% per annum from December 31, 2008.  “Separation from service” is as defined under U.S. Treasury Regulations 1.409A-1(h)(1), and would generally include Mr. Thung’s death, retirement or any other termination of employment, including permanent disability. For example, had this provision been triggered on December 31, 2015, Mr. Thung would have been entitled to receive a payment of $2,495,360.

IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer, President and Chairman of the Board of Directors, dated as of May 11, 2011.  Under this employment agreement, if Mr. Thung’s employment by IHC or its affiliate were to cease under certain circumstances, Mr. Thung would be entitled to receive a lump-sum severance amount equal to the average annual aggregate total compensation received by Mr. Thung during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Thung to IHC and its affiliates.  The circumstances under which such severance would be paid are: (i) Mr. Thung’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Thung’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage IHC or its reputation); (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s  material breach of its obligations under the employment agreement, IHC’s non-renewal of the employment agreement or change in control of IHC or its ultimate parent); or; (iii) upon Mr. Thung’s death or permanent disability.   In addition, under the agreement, Mr. Thung is also entitled to strategic and long-term incentive payments which are included in the Summary Compensation Table above. The initial term of Mr. Thung’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC.  For example, had the severance provisions of Mr. Thung’s agreement been triggered on December 31, 2015, Mr. Thung would have been entitled to receive approximately $64,961 per month for thirty-nine months (approximately $2,533,479 in the aggregate).

With Ms. Herbert

IHC is party to the Officer Employment Agreement, by and between IHC and Ms. Teresa A. Herbert, IHC’s Chief Financial Officer and Senior Vice President, dated as of April 18, 2011.  Under this employment agreement, if Ms. Herbert’s employment by IHC or its affiliate were to cease under certain circumstances, Ms. Herbert would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Ms. Herbert during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Ms. Herbert to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Ms. Herbert’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Ms. Herbert’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or her engaging in unlawful behavior that would damage IHC or its reputation), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s (or its successor’s) material breach of its obligations under the employment agreement or upon IHC’s non-renewal of the employment agreement).  The initial term of Ms. Herbert’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC.  For example, had the severance provision in Ms. Herbert’s agreement been triggered on December 31, 2015, Ms. Herbert would have been entitled to receive approximately $36,340 per month for twenty-four months ($872,160 in the aggregate).

With Mr. Kettig

IHC is party to the Officer Employment Agreement, by and among IHC, Standard Security Life, and Mr. David T. Kettig, IHC’s Chief Operating Officer, Executive Vice President and Acting General Counsel, dated as of April 18, 2011.  Under this employment agreement, if Mr. Kettig’s employment by SSL or its affiliate were to cease under certain circumstances, Mr. Kettig would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Kettig during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Kettig to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Mr. Kettig’s employment by SSL being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Kettig’s material failure to follow SSL’s or IHC’s lawful directions, material failure to follow SSL’s or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage SSL, IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with SSL’s (or its successor’s) material breach of its obligations under the employment agreement or upon SSL’s non-renewal of the employment agreement).   The initial term of Mr. Kettig’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by SSL.  For example, had the severance provision in Mr. Kettig’s agreement been triggered on December 31, 2015, Mr. Kettig would have been entitled to receive approximately $48,576 per month for twenty-four months ($1,165,824 in the aggregate).

With Mr. Kemp

IHC was party to the Officer Employment Agreement, by and among IHC, Risk Solutions, and Mr. Michael Kemp, IHC’s Chief Underwriting Officer and Senior Vice President, dated as of May 22, 2012.  Under this employment agreement, if Mr. Kemp’s employment by Risk Solutions or its affiliate were to cease under certain circumstances, Mr. Kemp would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Kemp during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) 3.5 plus a number of months equal to the aggregate number of years of service of Mr. Kemp to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid were (i) Mr. Kemp’s employment by Risk Solutions being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Kemp’s material failure to follow Risk Solutions’ or IHC’s lawful directions, material failure to follow Risk Solutions’ or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage Risk Solutions, IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with Risk Solutions’ (or its successor’s) material breach of its obligations under the employment agreement or upon Risk Solutions’ non-renewal of the employment agreement).   The severance provision in Mr. Kemp’s agreement was triggered on March 31, 2016 with the sale of Risk Solutions and Mr. Kemp was paid a lump sum of $598,473.

With Mr. Graber

IHC is party to the Officer Employment Agreement, by and among IHC, Madison National Life, and Mr. Larry R. Graber, IHC’s Chief Life and Annuity Actuary and Senior Vice President, dated as of April 18, 2011.  Under this employment agreement, if Mr. Graber’s employment by MNL or its affiliate were to cease under certain circumstances, Mr. Graber would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Graber during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Graber to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Mr. Graber’s employment by MNL being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Graber’s material failure to follow MNL’s or IHC’s lawful directions, material failure to follow MNL’s or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage MNL, IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with MNL’s (or its successor’s) material breach of its obligations under the employment agreement or upon MNL’s non-renewal of the employment agreement).   The initial term of Mr. Graber’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by MNL.  For example, had the severance provision in Mr. Graber’s agreement been triggered on December 31, 2015, Mr. Graber would have been entitled to receive approximately $37,057 per month for nineteen months ($704,083 in the aggregate).

Stock Incentive Plans

Under the terms of IHC’s stock incentive plans, the Compensation Committee is obligated to make appropriate provision for the holders of awards thereunder in the event of a change in control of IHC or similar event.  The specifics of such an occurrence cannot be anticipated, and thus the prospective effect upon IHC cannot reliably be quantified.

Equity Compensation Plans

The following table sets forth certain information as of April 30, 2016 with respect to compensation plans under which shares of IHC common stock may be issued.  IHC’s 2006 Stock Incentive Plan expired by its terms on April 17, 2016.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	579,080	$9.35	0

DIRECTORS’ COMPENSATION

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity.  IHC does not pay management directors for board service in addition to their regular employee compensation.  The Compensation Committee has the primary responsibility for reviewing and considering any revisions to director compensation.

During 2016, each non-employee (outside) director will be paid:

•

an annual retainer of $36,000;

•

$1,500 for each board or committee meeting attended;

•

$9,000 for service as chairman of a board committee; and

•

2,475 restricted shares of IHC common stock, vesting ratably over the three annual anniversaries of the award, and contingent upon continuing service as a director.

The following table summarizes compensation paid to IHC’s directors during 2015 except for Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and President, Mr. David T. Kettig, Chief Operating Officer, Executive Vice President and Acting General Counsel, and Mr. Larry R. Graber, Chief Life and Annuity Actuary and Senior Vice President, for whom compensation was previously discussed.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Mr. Allan C. Kirkman	63,000	29,156	92,156
Mr. John L. Lahey.	54,000	29,156	83,156
Mr. Steven B. Lapin (1)	-	-	-
Mr. James G. Tatum.	63,000	29,156	92,156

(1)

Mr. Lapin received no compensation in connection with his service as an IHC director during 2015.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by each of our directors and each of our named executive officers based on 17,220,758 issued and outstanding shares of common stock as of April 30, 2016.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.  Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them.  All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date above, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

The address of each individual named below is c/o IHC at 96 Cummings Point Road, Stamford, Connecticut 06902.

Name of Beneficial Owner	Number of Shares		Percent of Class

Mr. Larry R. Graber	100,285	(1)	*
Ms. Teresa A. Herbert	131,987	(2)	*
Mr. David T. Kettig	158,285	(3)	*
Mr. Allan C. Kirkman	22,176		*
Mr. John L. Lahey	18,150		*
Mr. Steven B. Lapin	122,162	(4)	*
Mr. James G. Tatum	34,176		*
Mr. Roy T. K. Thung	545,750	(5)	3.1%
All directors, nominees for director and executive officers as a group (8 persons)	1,132,971		6.4%

*

Represents less than 1% of the outstanding common stock.

(1)

Includes 55,000 shares of common stock underlying stock options exercisable within sixty (60) days from the date hereof.

(2)

Includes 74,800 shares of common stock underlying stock options exercisable within sixty (60) days from the date hereof.

(3)

Includes 67,800 shares of common stock underlying stock options exercisable within sixty (60) days from the date hereof.

(4)

Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

(5)

Includes 258,500 shares of common stock underlying stock options exercisable within sixty (60) days from the date hereof.  Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

Significant Stockholders

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by certain persons known by IHC to beneficially own more than five percent of the outstanding shares of IHC common stock, based on 17,220,758 issued and outstanding shares of common stock as of April 30, 2016.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.  Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them.  All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date above, which are deemed outstanding and beneficially owned by such person for purposes of computing its percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name	Number of Shares	Percent of Class
Geneve Holdings, Inc. (1)	9,145,226	53.11%
Dimensional Fund Advisors LP. (2)	966,046	5.61%

(1)

According to (i) information disclosed in Amendment No. 35 to Schedule 13D dated May 9, 2001 of Geneve Holdings, Inc. (“GHI”), a private diversified financial holding company, supplemented by (ii) information provided to IHC by GHI in response to a questionnaire.  GHI is a member of a group consisting of itself and certain of its affiliates that together hold the shares of common stock of IHC.  The address of GHI is 96 Cummings Point Road, Stamford, Connecticut 06902.

(2)

According to information disclosed in Form 13F, reporting as of March 31, 2016 (the “Form 13F”),  Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds.  In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of IHC that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of IHC held by the Funds.  However, all shares of IHC’s common stock reported in the Form 13F are owned by the Funds.  Dimensional disclaims beneficial ownership of such securities.  In addition, its filing of the Form 13F shall not be construed as an admission that it or any of its affiliates is the beneficial owner of any securities covered by the Form 13F for any other purposes than Section 13(f) of the Securities Exchange Act of 1934, as amended.  The address of Dimensional Fund Advisors LP is Palisades West, Building 1, 6300 Bee Cave Road, Austin, Texas 78746.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

As a company listed on the New York Stock Exchange (“NYSE”), IHC uses the definition of independence prescribed in the NYSE Listed Company Manual (the “Manual”).  Each of Messrs. Kirkman, Tatum and Lahey met such independence requirements.  The Board has affirmatively determined that none of them had any material relationship with IHC at all applicable times during 2015.

IHC qualifies as a “controlled company,” as defined in Section 303A.00 of the Manual, because more than 50% of IHC’s voting power is held by GHI.  Therefore, IHC is not subject to certain NYSE requirements that would otherwise require IHC to have: (i) a majority of independent directors on the Board (Manual Section 303A.01); (ii) compensation of IHC’s executive officers determined by a compensation committee composed solely of independent directors (Manual Section 303A.04); or (iii) director nominees selected, or recommended for the Board’s selection, by a nominating committee composed solely of independent directors (Manual Section 303A.05).

Of IHC’s directors, none of Messrs. Graber, Kettig, Lapin or Thung is independent under the NYSE’s standards.

For each independent director, after reasonable investigations and in reliance on representations by such independent director to IHC, IHC believes there is no transaction, relationship or arrangement between each such director not disclosed in this annual report under the caption “Certain Relationships and Related Transactions.”

Compensation Committee Interlocks and Insider Participation

Messrs. Kirkman, Lahey and Tatum served on the Compensation Committee of the Board during fiscal year 2015.

Transactions with Management and Other Relationships

With Geneve Holdings, Inc.

IHC and Geneve Holdings, Inc. (“GHI”), IHC’s controlling stockholder, operate under cost-sharing arrangements pursuant to which certain items are allocated between the two companies.  During 2015, IHC paid GHI (or accrued for payment thereto) approximately $456,000 under such arrangements, and paid or accrued an additional $113,000 for the first quarter of 2016.  Such cost-sharing arrangements include GHI’s providing IHC with the use of office space as IHC’s corporate headquarters for annual consideration of $155,000 in 2015.  The foregoing arrangement is subject to the annual review and approval of the Audit Committee, and IHC’s management believes that the terms thereof are no less favorable than could be obtained by IHC from unrelated parties on an arm’s-length basis.

With Southern Life and Health Insurance Company

Southern Life and Health Insurance Company (“Southern Life”) is controlled by GHI.  During 2015, IHC and its subsidiaries paid approximately $25,000 to Southern Life for certain cost-sharing arrangements and accrued an additional $6,000 in the first quarter of 2016.

Review, Approval, or Ratification of Transactions with Related Persons

Section 5.7 of IHC’s by-laws provide that no contract or transaction between IHC and one or more of its directors or officers (or their affiliates) is per se void (or voidable) if, among other things, the material facts as to the relevant relationships and interests were disclosed to the Board (or the relevant committee thereof) and the transaction in question was approved by a majority of the disinterested directors voting on the matter.  The Audit Committee’s charter requires the Audit Committee to review and approve all interested-party transactions, and IHC’s other governance documents specifically prohibit various conflicts of interest and impose disclosure requirements in connection with any potential conflict of interest.

The Audit Committee has reviewed and approved each of the related-party transactions set forth above.  IHC is not aware of any transaction reportable under paragraph (a) of Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, in respect of 2015, that was not so reviewed and approved.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services KPMG provided to IHC during 2015 and 2014:

	2015	2014
Audit fees	$ 1,533,000	$ 1,533,000
Audit-related fees	-	68,000
Tax fees	-	-
All other fees	-	-
Total	$ 1,533,000	$ 1,601,000

•

Audit Fees.  Represents fees for professional services provided for the audit of IHC’s annual financial statements, the review of IHC’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings. The fees for 2015 are based on initial engagement and are pending completion of final billing.

The Audit Committee has determined that the provision of non-audit services by KPMG is compatible with maintaining KPMG’s independence.  Any such engagement of KPMG to provide non-audit services to IHC must be pre-approved by the Audit Committee.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 74.

(a) (3) EXHIBITS

See Exhibit Index on page 132.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 3, 2016.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

 Roy T.K. Thung

 President and

 Chief Executive Officer

 (Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 3rd day of June, 2016.

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

We have audited Independence Holding Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Independence Holding Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the financial reporting for income taxes have been identified and included in management’s assessment in Item 9A.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Holding Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated June 3, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Independence Holding Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Independence Holding Company acquired Global Accident Facilities, LLC (“GAF”) on April 30, 2015, and management excluded from its assessment of the effectiveness of Independence Holding Company’s internal control over financial reporting as of December 31, 2015, GAF’s internal control over financial reporting. GAF constituted approximately 1.2% of total assets as of December 31, 2015, and approximately 0.6% of total revenues for the year ended December 31, 2015, which are included in the consolidated financial statements of Independence Holding Company and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Independence Holding Company also excluded an evaluation of the internal control over financial reporting of GAF.

/s/ KPMG LLP

New York, New York
June 3, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated balance sheets of Independence Holding Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Independence Holding Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 3, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
June 3, 2016

INDEPENDENCE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
DECEMBER 31,
	2015	2014
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	28,285	16,790
Trading Securities	1,259	11,095
Fixed maturities, available-for-sale	428,601	583,880
Equity securities, available-for-sale	8,426	13,895
Other investments	21,538	25,251

Total investments	488,159	650,961

Cash and cash equivalents	19,171	25,083
Deferred acquisition costs	499	30,806
Due and unpaid premiums	69,075	62,628
Due from reinsurers	480,859	278,242
Premium and claim funds	22,755	32,553
Goodwill	52,940	50,318
Other assets	64,505	65,636

TOTAL ASSETS	$1,197,963	$1,196,227

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Policy benefits and claims	$245,443	$236,803
Future policy benefits	270,624	277,041
Funds on deposit	173,350	186,782
Unearned premiums	10,236	9,455
Other policyholders' funds	11,822	18,802
Due to reinsurers	44,141	47,945
Accounts payable, accruals and other liabilities	66,308	67,641
Debt	5,189	4,000
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	865,259	886,615

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value: 23,000,000 shares
authorized; 18,569,183 and 18,531,158 shares issued,
17,265,758 and 17,371,040 shares outstanding	18,569	18,531
Paid-in capital	127,733	127,098
Accumulated other comprehensive income (loss)	(3,440)	22
Treasury stock, at cost: 1,303,425 and 1,160,118 shares	(13,961)	(12,141)
Retained earnings	194,450	166,177

TOTAL IHC STOCKHOLDERS’ EQUITY	323,351	299,687
NONCONTROLLING INTERESTS IN SUBSIDIARIES	9,353	9,925

TOTAL EQUITY	332,704	309,612

TOTAL LIABILITIES AND EQUITY	$1,197,963	$1,196,227

See accompanying notes to consolidated financial statements.

78

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
YEARS ENDED DECEMBER 31,
	2015	2014	2013
REVENUES:
Premiums earned	$479,534	$479,048	$495,991
Net investment income	17,298	21,692	27,471
Fee income	12,954	20,646	26,954
Other income	10,276	4,859	4,878
Gain on sale of subsidiary to joint venture	9,940	-	-
Net realized investment gains	3,094	7,688	19,750
Net impairment losses recognized in earnings	(228)	-	-

	532,868	533,933	575,044

EXPENSES:
Insurance benefits, claims and reserves	307,178	326,035	354,790
Selling, general and administrative expenses	172,180	177,848	179,553
Amortization of deferred acquisition costs	3,524	4,941	15,132
Interest expense on debt	1,798	1,797	1,915

	484,680	510,621	551,390

Income before income taxes	48,188	23,312	23,654
Income taxes	17,666	6,391	8,398

Net income	30,522	16,921	15,256
Less: Income from noncontrolling interests in subsidiaries	(578)	(628)	(1,477)

NET INCOME ATTRIBUTABLE TO IHC	$29,944	16,293	$13,779

Basic income per common share	$1.73	$.93	$.78

WEIGHTED AVERAGE SHARES OUTSTANDING	17,314	17,471	17,758

Diluted income per common share	$1.71	$.92	$.77

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,484	17,636	17,871

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
YEARS ENDED DECEMBER 31,
	2015	2014	2013

Net income	$30,522	$16,921	$15,256
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(5,546)	15,389	(38,439)
Tax expense (benefit) on unrealized gains (losses) on available-for-sale
securities	(2,041)	4,768	(12,252)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(3,505)	10,621	(26,187)

Cash flow hedge:
Unrealized gains (losses) on cash flow hedge, pre-tax	71	120	159
Tax expense (benefit) on unrealized gains (losses) on cash flow hedge	28	48	63
Unrealized gains (losses) on cash flow hedge, net of taxes	43	72	96

Other comprehensive income (loss), net of tax	(3,462)	10,693	(26,091)

COMPREHENSIVE INCOME (LOSS), NET OF TAX	27,060	27,614	(10,835)

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(578)	(628)	(1,477)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (gains) losses on available-for-sale securities, net of tax	(5)	(199)	665
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	(5)	(199)	665

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(583)	(827)	(812)

COMPREHENSIVE INCOME (LOSS), NET OF TAX,
ATTRIBUTABLE TO IHC	$26,477	$26,787	$(11,647)

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data)

				ACCUMULATED					NON-
				OTHER				TOTAL IHC	CONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY
BALANCE DECEMBER 31, 2012	18,461,992	$18,462	$126,589	$15,013	(529,038)	$(4,533)	$138,663	$294,194	$17,163	$311,357
Net income							13,779	13,779	1,477	15,256
Other comprehensive income, net of tax				(25,426)				(25,426)	(665)	(26,091)
Repurchase of common stock					(334,305)	(3,636)		(3,636)	-	(3,636)
Purchases of noncontrolling interests			(1,168)	(59)				(1,227)	(7,598)	(8,825)
Common stock dividend ($.07 per share)							(1,241)	(1,241)	-	(1,241)
Share-based compensation expense and related tax benefits	61,741	62	792					854	-	854
Distributions to noncontrolling interests								-	(888)	(888)
Other capital transactions			26				(22)	4	26	30

BALANCE AT DECEMBER 31, 2013	18,523,733	18,524	126,239	(10,472)	(863,343)	(8,169)	151,179	277,301	9,515	286,816
Net income							16,293	16,293	628	16,921
Other comprehensive loss, net of tax				10,494				10,494	199	10,693
Repurchase of common stock					(296,775)	(3,972)		(3,972)	-	(3,972)
Common stock dividend ($.07 per share)							(1,223)	(1,223)	-	(1,223)
Share-based compensation expense and related tax benefits	7,425	7	756					763	-	763
Distributions to noncontrolling interests								-	(472)	(472)
Other capital transactions			103				(72)	31	55	86

BALANCE AT DECEMBER 31, 2014	18,531,158	$18,531	$127,098	$22	(1,160,118)	$(12,141)	$166,177	$299,687	$9,925	$309,612
Net income							29,944	29,944	578	30,522
Other comprehensive income, net of tax				(3,467)				(3,467)	5	(3,462)
Repurchase of common stock					(143,307)	(1,820)		(1,820)	-	(1,820)
Acquisition of subsidiary								-	608	608
Purchases of noncontrolling interests			112	5				117	(1,851)	(1,734)
Common stock dividend ($.09 per share)							(1,562)	(1,562)	-	(1,562)
Share-based compensation expense and related tax benefits	38,025	38	408					446	-	446
Other capital transactions			115				(109)	6	88	94

BALANCE AT DECEMBER 31, 2015	18,569,183	$18,569	$127,733	$(3,440)	(1,303,425)	$(13,961)	$194,450	$323,351	$9,353	$332,704

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
YEARS ENDED DECEMBER 31,
	2015	2014	2013
Cash Flows Provided By (Used By) Operating Activities:
Net income	$30,522	$16,921	$15,256
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on sale of subsidiary to joint venture	(9,940)	-	-
Gain on disposition of assets	(5,053)	-	-
Amortization of deferred acquisition costs	3,524	4,941	15,132
Net realized investment gains	(3,094)	(7,688)	(19,750)
Other-than-temporary impairment losses	228	-	-
Equity income from equity method investments	(405)	(1,106)	(2,506)
Depreciation and amortization	3,063	3,932	4,577
Deferred tax expense	2,239	5,628	8,692
Other	4,349	9,449	5,574
Changes in assets and liabilities:
Net purchases (sales) of trading securities	5,356	(4,719)	1,603
Change in insurance liabilities	(18,907)	(94,876)	36,136
Additions to deferred acquisition costs	26,774	(6,223)	(5,827)
Change in amounts due from reinsurers	(202,617)	101,987	(213,349)
Change in premium and claim funds	(1,891)	4,800	3,243
Change in current income tax liability	3,386	2,241	(951)
Change in due and unpaid premiums	(6,447)	(3,193)	(10,005)
Change in other assets	(5,139)	2,580	(219)
Change in other liabilities	9,328	(7,343)	78
Net change in cash from operating activities	(164,724)	27,331	(162,316)

Cash Flows Provided By (Used By) Investing Activities:
Net (purchases) sales of securities under resale agreements	(11,495)	5,804	11,362
Sales of equity securities	11,986	288	11,529
Purchases of equity securities	(6,601)	(1,228)	(7,517)
Sales of fixed maturities	629,376	353,143	551,756
Maturities and other repayments of fixed maturities	42,630	45,091	57,090
Purchases of fixed maturities	(521,417)	(421,285)	(462,823)
Acquisition of subsidiary, net of cash acquired	511	-	-
Proceeds from deconsolidation of subsidiaries, net of cash divested	4,518	-	-
Proceeds from sale of assets	8,000	-	-
Change in policy loans	10,629	660	10,837
Other investing activities	191	1,674	9,455
Net change in cash from investing activities	168,328	(15,853)	181,689

Cash Flows Provided By (Used By) Financing Activities:
Repurchases of common stock	(1,820)	(3,972)	(3,636)
Cash paid in acquisitions of noncontrolling interests	(1,734)	-	(8,825)
Withdrawals of investment-type insurance contracts	(2,306)	(2,988)	(3,262)
Repayments of debt	(2,617)	(2,000)	(2,000)
Dividends paid	(1,392)	(1,233)	(620)
Other financing activities	353	(431)	(746)
Net change in cash from financing activities	(9,516)	(10,624)	(19,089)

Net change in cash and cash equivalents	(5,912)	854	284
Cash and cash equivalents, beginning of year	25,083	24,229	23,945

Cash and cash equivalents, end of year	$19,171	$25,083	$24,229

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 53% of IHC's outstanding common stock at December 31, 2015.

(B)

Consolidation

American Independence Corp

At December 31, 2015 and 2014, the Company owned approximately 92% and 90%, respectively, of the outstanding common stock of American Independence Corp. ("AMIC"). In January 2016, IHC’s Board of Directors has preliminarily determined to take the steps necessary to take AMIC private. AMIC is an insurance holding company engaged in the insurance and reinsurance business. The Company has increased its ownership in AMIC through various transactions described below. Because IHC had a controlling interest in AMIC prior to these transactions, these purchases and acquisitions were accounted for as equity transactions. Accordingly, any differences between the fair value of the consideration paid and the carrying value of the noncontrolling interests acquired were recognized as changes in IHC’s equity. In 2015, AMIC acquired Global Accident Facilities, LLC (“GAF”). See Note 6 for more information regarding the acquisition of GAF.

In 2015, IHC purchased shares of AMIC common stock increasing its ownership interest in AMIC to approximately 92%.

In 2013, IHC’s ownership in AMIC increased from 79% to 90% as a result of: (i) share repurchases by AMIC; and (ii) a tender offer whereby IHC purchased tendered shares of AMIC common stock for cash.

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of any changes in the Company’s ownership interests in its less than wholly owned subsidiaries on IHC’s equity for the years indicated (in thousands).

	2015	2014	2013

Changes in IHC’s paid-in capital:
Purchases of AMIC shares	$(199)	$-	$(1,571)
Repurchases of shares by AMIC	-	-	403
Purchase remaining IPA Family, LLC interests	311

Net transfers from (to) noncontrolling interests	$112	$-	$(1,168)

(C)

Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of IHC and its consolidated subsidiaries. Effective September 1, 2015 (“Deconsolidation Date”), pursuant to the terms of a contribution agreement, IHC contributed all of its shares in its subsidiary, IHC Health Solutions, Inc. (“IHC Health Solutions”) to Ebix Health Exchange, a newly formed joint venture with Ebix, Inc. (“Ebix”), and, as a result, IHC deconsolidated IHC Health Solutions (see Note 6). In accordance with U.S. GAAP, the accompanying Consolidated Financial Statements include the operating results of IHC Health Solutions prior to the Deconsolidation Date. Subsequent to the Deconsolidation Date, the Company’s equity interest in the newly formed joint venture is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)

Immaterial Error Correction

During the fourth quarter of 2015, the Company identified an error in the recording of deferred tax assets and liabilities made in connection with the acquisition of AMIC in 2010. An immaterial error correction was made in the Consolidated Balance Sheet at December 31, 2014 and in the Consolidated Statements of Changes in Stockholders’ Equity for the two-year period ended December 31, 2014. Other assets in the Consolidated Balance Sheet at December 31, 2014 was increased by $8,510,000, representing the correction of net deferred tax asset balances, with a corresponding increase made to retained earnings, representing an adjustment to the 2010 gain on bargain purchase of AMIC, the effect of which is reflected in the Consolidated Balance Sheet at December 31, 2014 and in the Statements of Changes in Stockholders’ Equity as of December 31, 2012, 2013 and 2014. This immaterial error correction had no impact on the Consolidated Statements of Income, the computations of basic and diluted earnings per share, the Consolidated Statements of Comprehensive Income, or the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2014 or 2015.

(E)

 Reclassifications

Certain amounts in prior year’s Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2015 presentation.

(F)

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

 (G)

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("resale agreements") are carried at the amounts at which the securities will be subsequently resold as specified in the agreements. Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 2015, the Company had $28,285,000 invested in resale agreements, all of which settled on January 2, 2016 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

(H)

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

(I)

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

Deferred acquisition costs have been increased (decreased) by $(10,000), $(323,000) and $5,681,000 in 2015, 2014 and 2013 respectively, due to unrealized investment gains and losses. A corresponding increase or decrease was recorded in other comprehensive income or loss.

The balance of deferred acquisition costs decreased significantly in 2015 as a result of a coinsurance and sale agreement whereby Madison National Life and Standard Security Life together entered into an agreement to cede substantially all of their individual life and annuity policy blocks in run-off. See Note 8 for more information regarding the reinsurance transaction.

(K)

Property and Equipment

Property and equipment of $1,977,000 and $3,086,000 are included in other assets at December 31, 2015 and 2014, respectively, net of accumulated depreciation and amortization of $6,650,000 and $14,030,000, respectively.

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

 (M)

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2015 and 2014. Changes in the Company's policy benefits and claims estimates are generally recorded through a charge or credit to its earnings.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2015 and 2014. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

 Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 3.0% to 7.0% in 2015, 3.0% to 8.0% in 2014, and 2.5% to 8.0% in 2013.

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

(N)

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

At December 31, 2015, the Company had an interest rate swap agreement that converts an outstanding term loan from a variable rate to a fixed rate. This agreement was designated and effective as a cash flow hedge. The objective of the swap is to reduce the variability in cash flows associated with the re-pricing of interest rates on certain variable rate debt. Changes in fair value of the swap were recorded through other comprehensive income or loss.

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

(R)

 Participating Policies

In 2015, the Company ceded substantially all of its individual life policies (see Note 8). For the years ended December 31, 2014 and 2013, participating policies represented 13.7% and 11.7% of the individual life insurance in-force and provided for the payment of dividends.

(S)

Income Per Common Share

Included in the diluted earnings per share calculation for 2015, 2014 and 2013 are 170,000, 165,000 and 113,000 incremental common shares, respectively, primarily from the dilutive effect of share-based payment awards, computed using the treasury stock method.

(T)

Share-Based Compensation

Compensation costs for equity awards, such as stock options and non-vested restricted stock, are measured based on grant-date fair value and are recognized in the Consolidated Statements of Income over the requisite service period (which is usually the vesting period). For such awards with only service conditions, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award.

Compensation costs for liability-classified awards, such as share appreciation rights (“SARs”), are measured and accrued each reporting period in the Consolidated Statements of Income as the requisite service or performance conditions are met.

(U)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance: (i) improving the definition of discontinued operations by limiting the reporting of discontinued operations to disposals of components that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results; and (ii) requiring expanded disclosures for discontinued operations. The adoption of this guidance on January 1, 2015 did not have any effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In March 2016, the FASB issued guidance that simplify several aspects of accounting for sharebased payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued guidance that eliminates the requirement for retroactive adjustments on the date that a previously held investment qualifies for the equity method of accounting as a result of an increase in ownership interest or degree of influence. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and should be applied prospectively upon their effective date. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance that requires lessees to recognize the assets and liabilities that arise from leases, including operating leases, on the statement of financial position. The amendments in this Update are effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, using a modified retrospective approach. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued guidance that eliminates the requirement to classify equity securities with readily determinable fair values as trading or available-for-sale. The guidance requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income, simplifies the impairment assessment of equity securities without readily determinable fair values and requires changes in disclosure requirements. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The amendments in this Update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Balance Sheet or IHC’s stockholders’ equity.

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

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, additional guidance was issued to clarify certain aspects of the implementation guidance and to clarify the identification of performance obligations. In August 2015, the effective date of this guidance has been deferred. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires one of two specified retrospective methods of application. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management has not yet determined the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

Note 2.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	December 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$172,621	$93	$(5,868)	$166,846
CMOs - residential (1)	3,068	2	(14)	3,056
CMOs - commercial	899	296	-	1,195
U.S. Government obligations	44,738	120	(64)	44,794
Agency MBS - residential (2)	34	1	-	35
GSEs (3)	11,814	2	(254)	11,562
States and political subdivisions	194,364	2,159	(1,857)	194,666
Foreign government obligations	2,318	12	(6)	2,324
Redeemable preferred stocks	4,036	101	(14)	4,123

Total fixed maturities	$433,892	$2,786	$(8,077)	$428,601

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,926	$-	$(142)	$4,784
Nonredeemable preferred stocks	3,588	56	(2)	3,642

Total equity securities	$8,514	$56	$(144)	$8,426

	December 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$264,162	$1,076	$(3,314)	$261,924
CMOs - residential (1)	5,073	55	(22)	5,106
CMOs - commercial	975	-	(22)	953
U.S. Government obligations	22,766	126	-	22,892
Agency MBS - residential (2)	65	4	-	69
GSEs (3)	14,706	36	(86)	14,656
States and political subdivisions	238,514	3,253	(2,386)	239,381
Foreign governments	34,863	136	(299)	34,700
Redeemable preferred stocks	4,036	163	-	4,199

Total fixed maturities	$585,160	$4,849	$(6,129)	$583,880

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$8,452	$1,452	$(147)	$9,757
Nonredeemable preferred stocks	4,004	134	-	4,138

Total equity securities	$12,456	$1,586	$(147)	$13,895

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs’) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S.

Government.

The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2015, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$3,726	$3,726
Due after one year through five years	99,796	99,036
Due after five years through ten years	118,608	117,379
Due after ten years	196,922	193,584
CMOs and MBSs	14,840	14,876

	$433,892	$428,601

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	December 31, 2015

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$101,903	$2,559	$55,217	$3,309	$157,120	$5,868
CMO’s - residential	2,867	14	-	-	2,867	14
U.S. Government obligations	19,809	64	-	-	19,809	64
GSEs	6,539	128	4,997	126	11,536	254
States and political subdivisions	68,898	780	31,351	1,077	100,249	1,857
Foreign government obligations	484	6	-	-	484	6
Redeemable preferred stocks	3,749	14	-	-	3,749	14
Total fixed maturities	204,249	3,565	91,565	4,512	295,814	8,077

Common stocks	4,784	142	-	-	4,784	142
Nonredeemable preferred stocks	1,324	2	-	-	1,324	2
Total equity securities	6,108	144	-	-	6,108	144

Total temporarily impaired
securities	$210,357	$3,709	$91,565	$4,512	$301,922	$8,221

Number of securities in an
unrealized loss position	99		31		130

	December 31, 2014

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$77,868	$1,473	$69,498	$1,841	$147,366	$3,314
CMO’s - residential	2,062	16	1,562	6	3,624	22
CMOs - commercial	-	-	953	22	953	22
GSEs	-	-	9,581	86	9,581	86
States and political subdivisions	58,819	744	67,318	1,642	126,137	2,386
Foreign governments	21,148	171	12,229	128	33,377	299
Total fixed maturities	159,897	2,404	161,141	3,725	321,038	6,129

Common stocks	2,007	136	348	11	2,355	147
Total equity securities	2,007	136	348	11	2,355	147

Total temporarily impaired
securities	$161,904	$2,540	$161,489	$3,736	$323,393	$6,276

Number of securities in an
unrealized loss position	70		46		116

Substantially all of the unrealized losses on fixed maturities available-for-sale at December 31, 2015 and December 31, 2014 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	2015	2014	2013

Fixed maturities	$15,364	$18,504	$22,667
Equity securities	845	943	1,065
Short-term investments	66	74	118
Policy loans	427	813	1,020
Partnership interests	405	1,101	2,506
Other	295	336	291

Investment income, gross	17,402	21,771	27,667
Investment expenses	(104)	(79)	(196)

Net investment income	$17,298	$21,692	$27,471

The following table summarizes the Company’s net realized investment gains (losses) for the years indicated (in thousands):

	2015	2014	2013

Available-for-sale securities:
Fixed maturities	$3,533	$7,642	$17,664
Common stocks	1,519	(5)	-
Preferred stocks	151	-	177
Total available-for-sale securities	5,203	7,637	17,841

Trading securities	(1,653)	506	1,619
Total realized gains	3,550	8,143	19,460

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(452)	(451)	94
Total unrealized gains (losses) on trading securities	(452)	(451)	94

Gains (losses) on other investments	(4)	(4)	196

Net realized investment gains	$3,094	$7,688	$19,750

For the years ended December 31, 2015, 2014 and 2013, proceeds from sales of available-for-sale securities were $640,902,000, $355,740,000 and $563,285,000, respectively, and the company realized gross gains of $6,412,000, $9,289,000 and $21,889,000, respectively, and gross losses of $805,000, $741,000 and $2,902,000, respectively, on those sales.

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

The Company recognized $228,000 of other-than-temporary impairment losses in earnings on equity securities available-for-sale during the year ended December 31, 2015 due to the length of time and extent an equity security was below cost. The Company did not recognize any other-than-temporary impairments on available-for-sale securities in 2014 or 2013. Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the years indicated (in thousands):

	2015	2014	2013

Balance at beginning of year	$473	$473	$1,976
Securities sold	-	-	(1,503)

Balance at end of period	$473	$473	$473

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at December 31, 2015 and 2014 consists of $276,000 and $335,000, respectively, related to CMO securities.

Note 3.

Cash Flow Hedge

In connection with its outstanding amortizing term loan, a subsidiary of IHC entered into an interest rate swap on July 1, 2011 with the commercial bank lender, for a notional amount equal to the debt principal amount ($2,000,000 and $4,000,000 December 31, 2015 and December 31, 2014, respectively), under which the Company receives a variable rate equal to the rate on the debt and pays a fixed rate (1.60%) in order to manage the risk in overall changes in cash flows attributable to forecasted interest payments. As a result of the interest rate swap, interest payments on this debt are fixed at 4.95%. There was no hedge ineffectiveness on this interest rate swap which was accounted for as a cash flow hedge. At December 31, 2015 and 2014, the fair value of interest rate swap was $11,000 and $83,000, respectively, which is included in other liabilities on the accompanying Consolidated Balance Sheets. See Note 4 for further discussion on the valuation techniques utilized to determine the fair value of the interest rate swap.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$166,846	$-	$166,846
CMOs - residential	-	3,056	-	3,056
CMOs - commercial	-	-	1,195	1,195
US Government obligations	-	44,794	-	44,794
Agency MBS - residential	-	35	-	35
GSEs	-	11,562	-	11,562
States and political subdivisions	-	192,487	2,179	194,666
Foreign government obligations	-	2,324	-	2,324
Redeemable preferred stocks	4,123	-	-	4,123
Total fixed maturities	4,123	421,104	3,374	428,601

Equity securities available-for-sale:
Common stocks	4,784	-	-	4,784
Nonredeemable preferred stocks	3,642	-	-	3,642
Total equity securities	8,426	-	-	8,426

Trading securities - equities	1,259	-	-	1,259
Total trading securities	1,259	-	-	1,259

Total Financial Assets	$13,808	$421,104	$3,374	$438,286

FINANCIAL LIABILITIES:
Interest rate swap	$-	$11	$-	$11
Contingent liabilities	-	-	1,650	1,650
Total Financial Liabilities	$-	$11	$1,650	$1,661

	December 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$261,924	$-	$261,924
CMOs – residential	-	5,106	-	5,106
CMOs – commercial	-	-	953	953
US Government obligations	-	22,892	-	22,892
Agency MBS - residential	-	69	-	69
GSEs	-	14,656	-	14,656
States and political subdivisions	-	237,067	2,314	239,381
Foreign government	-	34,700	-	34,700
Redeemable preferred stocks	4,199	-	-	4,199
Total fixed maturities	4,199	576,414	3,267	583,880

Equity securities available-for-sale:
Common stocks	9,757	-	-	9,757
Nonredeemable preferred stocks	4,138	-	-	4,138
Total equity securities	13,895	-	-	13,895

Trading securities - equities	11,095	-	-	11,095
Total trading securities	11,095	-	-	11,095

Total Financial Assets	$29,189	$576,414	$3,267	$608,870

FINANCIAL LIABILITIES:
Interest rate swap	$-	$83	$-	$83
Total Financial Liabilities	$-	$83	$-	$83

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.

The Company did not transfer any securities between Level 1, Level 2 or Level 3 in 2015 or 2014. The following table presents the changes in fair value of our Level 3 financial instruments for the periods indicated (in thousands):

	Financial Assets:			Financial Liabilities
		States and	Total		Total
	CMOs	Political	Level 3	Contingent	Level 3
	Commercial	Subdivisions	Assets	Liabilities	Liabilities

Balance at December 31, 2013	$593	$2,441	$3,034	$-	$-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	360	(58)	302	-	-

Repayments and amortization of
fixed maturities	-	(69)	(69)	-	-

Balance at December 31, 2014	953	2,314	3,267	-	-

Assumed in acquisition	-	-	-	1,000	1,000

Gains (losses) included in earnings:
Gain on sale of subsidiary to
joint venture	-	-	-	1,501	1,501
Net investment income	-	-	-	(736)	(736)
Other income	-	-	-	(115)	(115)

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	318	(47)	271	-	-

Repayments and amortization of
fixed maturities	(76)	(88)	(164)	-	-

Balance at December 31, 2015	$1,195	$2,179	$3,374	$1,650	$1,650

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	December 31, 2015		December 31, 2014
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$38	$38	$13,356	$10,667

FINANCIAL LIABILITIES:
Funds on deposit	$173,625	$173,350	$187,213	$186,782
Debt and junior subordinated
debt securities	$43,283	$43,335	$42,146	$42,146

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

Note 5.

Other Investments

Other investments consist of the following for the periods indicated (in thousands):

	December 31,
	2015	2014

Policy loans	$38	$10,667
Partnership interests	18,944	12,033
Investment in trust subsidiaries	1,146	1,146
Other	1,410	1,405

	$21,538	$25,251

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

As a result of AMIC obtaining control, the Company has included GAF’s consolidated assets and liabilities and results of operations, subsequent to the Acquisition Date, in its consolidated financial results as of and for the periods ended December 31, 2015. Accordingly, the individual line items on the Consolidated Statements of Income for 2015 reflect approximately eight months of the operations of GAF with no corresponding amounts for 2014.

On the Acquisition Date, the Company recognized a net pre-tax gain of $503,000 as follows: (i) a loss of $692,000 was recognized by AMIC as a result of re-measuring its equity interest in GAF to its fair value of $1,216,000 immediately before the acquisition; and (ii) a gain of $1,195,000 was recognized by AMIC as a result of settling the pre-existing relationship with the former owner. The net pre-tax gain of $503,000 is included in the “Other income” line in the Consolidated Statements of Income.

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

Cash	$836
Intangible assets	5,500
Other assets	1,405

Total identifiable assets	7,741

Other liabilities	4,369
Deferred tax liability	1,925
Debt	3,806

Total liabilities	10,100

Net identifiable liabilities assumed	$2,359

Other liabilities assumed includes a $1,000,000 contingent liability recorded in connection with an earn-out agreement with a former owner of a subsidiary of GAF. In accordance with this agreement, payments are required in 2016 and 2019 based on certain earnings targets. The fair value of the contingent liability was estimated based on projected income. See Note 4 for further information regarding fair value measurements.

In connection with the acquisition, the Company recorded $5,703,000 of goodwill and $5,500,000 of intangible assets (see Note 7). None of the goodwill is deductible for income tax purposes. Goodwill reflects the synergies between GAF and Independence American as GAF is the primary writer of Occupational Accident and Injury on Duty business for Independence American. Goodwill was calculated as the excess of the sum of: (i) the acquisition date fair value of total consideration transferred of $1,520,000; (ii) the acquisition date fair value of the equity interest in GAF immediately preceding the acquisition of $1,216,000; and (iii) the fair value of the noncontrolling interest in GAF of $608,000 on the acquisition date; over (iv) the net liabilities of $2,359,000 that were assumed. The enterprise value of GAF was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings of GAF including a control premium.  The fair value of the non-controlling interest was determined based upon their percentage of the GAF enterprise value discounted for a lack of control.

For the period from the Acquisition Date to December 31, 2015, the Company’s Consolidated Statement of Income includes revenues and net income of $6,954,000 and $607,000, respectively, from GAF.

Deconsolidation

A)

IHC Health Solutions

Effective September 1, 2015, IHC and Ebix, a non-related party and international supplier of On-Demand software and E-commerce services to the insurance, financial and healthcare industries, finalized a joint venture in which IHC sold its wholly owned administrative subsidiary, IHC Health Solutions (now known as Ebix Health Administration Exchange, Inc.), in exchange for a 60% ownership interest in Ebix Health Exchange and $6,000,000 in cash proceeds. Ebix contributed $6,000,000 of cash and a pet insurance software license, valued by Ebix Health Exchange at $2,000,000, for its 40%. IHC is obligated to fund any negative cash flow through December 31, 2016 in the form of a loan to the joint venture. Any remaining balance of the loan at December 31, 2016 will be converted to capital. Ebix has the option to increase its ownership position to 50% over the next three years. IHC and Ebix have equal voting interest on the Board of Managers of Ebix Health Exchange. The transaction resulted in a loss of control over the subsidiary (due to a lack of the majority of the voting interest on the Board of Managers) and therefore the subsidiary was deconsolidated from the Company’s financial statements.

The Company recognized a gain of $9,940,000, pre-tax, on the transaction consisting of: (i) a pre-tax gain on the deconsolidation of $11,441,000, measured as the fair value of the consideration received and the fair value of the retained investment in Ebix Health Exchange less the carrying amount of the former subsidiary’s net assets; partially offset by (ii) a contingent liability of $1,501,000 representing the Company’s estimated obligation to fund future cash operating losses through December 31, 2016 per the terms of the joint venture agreement. The fair value of the contingent liability was estimated based on expected future operating cash shortfalls. Approximately $5,441,000 of the pre-tax gain is attributable to the re-measurement of the retained investment in the former subsidiary to its current value. The fair value of the retained investment was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings.

Ebix Health Exchange will administer various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange amounted to $9,838,000 at December 31, 2015. Ebix Health Exchange reported a net loss of $1,007,000 for the period ended December 31, 2015. The Company recorded $271,000 of the loss in earnings and reduced the contingent liability, previously recognized on the acquisition date, by $736,000 of cash operating losses for the period. At December 31, 2015, the Company’s Consolidated Balance Sheet includes $1,397,000 of notes and other amounts receivable from, and $405,000 of administrative fees and other expenses payable to, Ebix Health Exchange which are included in other assets and accounts payable, accruals and other liabilities, respectively.  The Company’s Consolidated Statements of Income include $80,000 in fee income from, and $1,477,000 of administrative fee expenses to, Ebix Health Exchange which are included in fee income and selling, general and administrative expenses, respectively, for the year ended December 31, 2015.

B)

Innovative Medical Risk Management, Inc.

On December 31, 2015, the Company sold all of the stock of its wholly owned subsidiary, Innovative Medical Risk Management, Inc. (“IMRM”), to an unrelated party for $1,084,000 cash consideration. Upon the sale, IMRM was deconsolidated from the Company’s financial statements. The Company recognized a gain of $679,000 on the transaction, pre-tax, which is included in Other Income on the Consolidated Statement of Income. The gain was measured as the difference between the fair value of the consideration received and the carrying amount of the former subsidiary’s assets and liabilities. The sale transaction also included an earn-out agreement with the new owners of IMRM. In accordance with this agreement, the Company could receive additional consideration in the future based on certain earnings thresholds in 2016 and 2017. Other than the settlement of the aforementioned earn-out agreement, there will be no further involvement with IMRM.

Note 7.

Goodwill and Other Intangible Assets

Changes in goodwill and goodwill balances by reportable segment are as follows for the periods indicated (in thousands):

	Medical	Fully-Insured
	Stop-Loss	Health	Total

Balance at December 31, 2013	$5,664	$44,654	$50,318
Acquisition	-	-	-
Balance at December 31, 2014	5,664	44,654	50,318
Acquisition (see Note 6)	-	5,703	5,703
Sale of subsidiary/business (see Note 6)	-	(3,081)	(3,081)

Balance at December 31, 2015	$5,664	$47,276	$52,940

At December 31, 2015, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2015, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 57% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

The Company has net other intangible assets of $15,517,000 and $12,135,000 at December 31, 2015 and 2014, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	December 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$23,529	$16,906	$22,725	$18,567
Trademarks	1,000	83	-	-
Total finite-lived	$24,529	$16,989	$22,725	$18,567

	December 31,
	2015	2014
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Changes in net other intangible assets are as follows for the periods indicated (in thousands):

	2015	2014	2013

Balance at beginning of year	$12,135	$14,767	$18,271
Acquisitions	5,500	-	(183)
Sale of subsidiaries/businesses	(122)	-	(101)
Amortization expense	(1,996)	(2,632)	(3,220)

Balance at end of year	$15,517	$12,135	$14,767

As discussed in Note 6, the Company recorded $5,500,000 of intangible assets in connection with the acquisition of a controlling interest in GAF during 2015 and, of that amount, $1,000,000 represents the fair value of trademarks, which is being amortized over a period of 8 years, and $4,500,000 represents the fair value of customer relationships being amortized over a period of 9 years.

As a result of the deconsolidation of certain subsidiaries discussed in Note 6, net intangible assets associated with the Fully Insured Health segment decreased by $122,000.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Amortization
Year	Expense

2016	$1,925
2017	1,551
2018	1,210
2019	849
2020	622

Note 8.

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

The effects of reinsurance on premiums earned and insurance benefits, claims and reserves are shown below for the periods indicated (in thousands). Accident and health products and property and liability products (primarily the pet insurance line) consist of short-duration contracts. Life and annuity products consist of long-duration contracts.

		ASSUMED	CEDED
	GROSS	FROM OTHER	TO OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT

Premiums Earned:

December 31, 2015
Accident and health	$513,814	$28,822	$126,613	$416,023
Life and annuity	46,699	4,330	23,078	27,951
Property and liability	35,812	-	252	35,560
	$596,325	$33,152	$149,943	$479,534

December 31, 2014
Accident and health	$482,511	$52,063	$116,163	$418,411
Life and annuity	44,407	6,128	20,214	30,321
Property and liability	30,477	-	161	30,316
	$557,395	$58,191	$136,538	$479,048

December 31, 2013
Accident and health	$461,336	$85,627	$102,053	$444,910
Life and annuity	46,416	6,654	20,820	32,250
Property and liability	18,845	-	14	18,831
	$526,597	$92,281	$122,887	$495,991

Insurance benefits, claims and reserves:

December 31, 2015	$365,634	$24,956	$83,412	$307,178
December 31, 2014	$276,634	$50,441	$1,040	$326,035
December 31, 2013	$374,865	$82,337	$102,412	$354,790

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

Note 9.

Policy Benefits and Claims

Summarized below are the changes in the liability for policy benefits and claims for the periods indicated (in thousands).

	2015	2014	2013

Balance at beginning of year	$236,803	$237,754	$194,480
Less: reinsurance recoverable	78,531	72,772	78,629
Net balance at beginning of year	158,272	164,982	115,851

Amount assumed	10,343	-	15,384

Amount incurred, related to:
Current year	294,390	303,973	324,040
Prior years	(8,488)	(4,552)	(3,230)

Total incurred	285,902	299,421	320,810

Amount paid, related to:
Current year	169,488	192,001	207,315
Prior years	104,948	114,130	79,748

Total paid	274,436	306,131	287,063

Net balance at end of year	180,081	158,272	164,982
Plus: reinsurance recoverable	65,362	78,531	72,772
Balance at end of year	$245,443	$236,803	$237,754

The preceding schedule reflects:  (i) the due and unpaid; (ii) claims in the course of settlement; (iii) estimated incurred but not reported reserves; and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year. The overall net favorable development of $8,488,000 in 2015 related to prior years consists of favorable developments of $7,977,000 in the Fully Insured Health reserves and $4,464,000 in the group disability reserves, partially offset by an unfavorable development of $3,628,000 in Medical Stop-Loss reserves and $325,000 in other individual accident and health reserves. The overall net favorable development of $4,552,000 in 2014 related to prior years consists of favorable developments of $3,830,000 in the group disability reserves, $448,000 in other individual accident and health reserves and $378,000 in the Fully Insured Health reserves partially offset by an unfavorable development of $104,000 in Medical Stop-Loss reserves. The overall net favorable development of $3,230,000 in 2013 related to prior years consists of favorable developments of $4,269,000 in the group disability reserves and $1,069,000 in other individual accident and health reserves partially offset by an unfavorable developments of $2,000,000 in Medical Stop-Loss reserves and $108,000 in the Fully Insured Health reserves.

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

Note 10.

Debt and Junior Subordinated Debt Securities

(A)

Debt

Outstanding debt, for the periods indicated, consists of the following (in thousands):

	December 31,
	2015	2014

Term loan payable to bank	$2,000	$4,000
Other term loans	2,964	-
Line of credit	225	-

	$5,189	$4,000

In July 2011, a subsidiary of IHC amended its amortizing term loan with a commercial bank. The amortizing term loan, as amended: (i) matures on July 1, 2016; (ii) bears a variable interest rate of Libor plus 3.35%; and (iii) requires annual principal payments of $2,000,000. The Company simultaneously entered into an interest rate swap with the commercial bank lender effectively fixing the rate at 4.95%. See Note 3 for further discussion pertaining to the interest rate swap. As to such subsidiary, the line of credit (i) contains restrictions with respect to, among other things, the creation of additional indebtedness, the consolidation or merger with or into certain corporations, the payment of dividends and the retirement of capital stock; (ii) requires the maintenance of minimum amounts of net worth, as defined, certain financial ratios, and certain investment restrictions; and (iii) is secured by the stock of Madison National Life, Standard Security Life and the assets of such subsidiary of IHC.

In connection with the acquisition of a controlling interest in GAF, as discussed in Note 6, the Company assumed $3,806,000 of GAF’s debt in April, 2015. This debt was comprised of: (i) various term loans with former owners of a subsidiary of GAF, aggregating $3,506,000, with various maturities through January 2, 2019 and bearing a fixed interest rate of 2.5%;  and (ii) a $300,000 line of credit with a commercial bank bearing interest at 4%.

The Company made aggregate cash payments of $2,617,000 and $2,000,000 for the repayment of debt during the years ended December 31, 2015 and 2014, respectively.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

Junior subordinated debt consisted of the following at both December 31, 2015 and 2014 (in thousands):

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

The Company has three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owns all of the trusts' common securities, it is not the primary beneficiary and, therefore, the trusts are unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recorded liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries (included in other investments on the accompanying Consolidated Balance Sheets) at both December 31, 2015 and 2014. The Company's subordinated debt securities, which are the sole assets of the subsidiary trusts, are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, are the same as the related trust preferred securities.

The distributions payable on the capital securities are cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity dates which range from April 2033 to December 2034. The Company has no current intention to exercise its right to defer interest payments. The rates on the capital securities are as follows: Independence Preferred Trust I, 400  basis points over the three-month LIBOR, (4.32% at December 31, 2015); Independence Preferred Trust II, 390 basis points over the three-month LIBOR, (4.22% at December 31, 2015); and Independence Preferred Trust III, 350 basis points over the three-month LIBOR (4.01% at December 31, 2015).

The capital securities are mandatorily redeemable upon maturity. The Company has the right to redeem the capital securities, in whole or in part without penalties with respect to Independence Preferred

Trust I, Independence Preferred Trust II and Independence Preferred Trust III. The redemption price would be 100% (without penalty) of the principal amount plus accrued and unpaid interest.

Cash payments for interest on debt and junior subordinated debt securities were $1,738,000, $1,804,000 and $1,923,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 11.

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

	2015	2014	2013

CURRENT:
U.S. Federal	$14,415	$20	$(1,500)
State and Local	1,012	743	1,206
	15,427	763	(294)

DEFERRED:
U.S. Federal	2,119	5,317	8,805
State and Local	120	311	(113)
	2,239	5,628	8,692

	$17,666	$6,391	$8,398

Taxes computed at the Federal statutory rate of 35% in 2015, 2014 and 2013, attributable to pretax income, are reconciled to the Company's actual income tax expense as follows for the years indicated (in thousands):

	2015	2014	2013

Tax computed at the statutory rate	$16,866	$8,159	$8,279
Dividends received deduction and tax
exempt interest	(796)	(1,384)	(849)
State and local income taxes, net of Federal effect	735	685	710
Health insurance excise tax	526	696	-
Health insurer compensation limit	516	661	-
AMIC valuation allowance adjustment	-	(2,500)	-
Other, net	(181)	74	258

Income tax expense	$17,666	$6,391	$8,398

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2015 and 2014 are summarized below (in thousands). The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. IHC and its subsidiaries, excluding AMIC, have certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on its deferred tax assets at December 31, 2015 or 2014. The net deferred tax asset relative to AMIC included in other assets on IHC’s Consolidated Balance Sheets at December 31, 2015 and 2014 was $16,215,000 and $20,027,000, respectively.

	2015	2014
DEFERRED TAX ASSETS:
Deferred insurance policy acquisition costs	$-	$754
Unrealized losses on investment securities	1,935	-
Investment write-downs	205	165
Loss carryforwards	91,558	102,478
Insurance reserves	461	366
Other	5,614	7,126
Total gross deferred tax assets	99,773	110,889
Less AMIC valuation allowance	(74,087)	(74,087)

Net deferred tax assets	25,686	36,802

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(111)	(10,712)
Insurance reserves	(4,180)	(6,856)
Unrealized gains on investment securities	-	(78)
Goodwill and intangible assets	(6,175)	(2,315)
Other	(3,968)	(2,864)

Total gross deferred tax liabilities	(14,434)	(22,825)

Net deferred tax asset	$11,252	$13,977

As of December 31, 2015, IHC and its non-life subsidiaries, excluding AMIC, had NOL carryforwards arising from limitations on offsetting non-life insurance company losses against life insurance company income. The non-life insurance company Federal NOL carryforwards amount to approximately $3,533,000 at December 31, 2015, which expire in 2032.

At December 31, 2015, AMIC had Federal NOL carryforwards of approximately $258,061,000, which expire in varying amounts through the year 2028, with a significant portion expiring in 2020.

AMIC’s valuation allowance at December 31, 2015 and 2014 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable prior to the effects of the subsequent sale and coinsurance transaction more fully described in Note 19 for subsequent events. During the year ended December 31, 2014, AMIC decreased its valuation allowance by $3,062,000. The valuation allowance decrease in the year ended December 31, 2014 included $2,500,000 for the projected utilization of Federal net operating losses allocated to operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, and AMIC, will realize the benefits of these net deferred tax assets recorded at December 31, 2015. As of December 31, 2015, IHC and its subsidiaries, and AMIC, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

It is anticipated that there will be a significant utilization of AMIC’s Federal NOL carryforwards in 2016, and a corresponding adjustment to AMIC’s valuation allowance, in connection with a sale and coinsurance transaction more fully described in Note 19 for subsequent events.

Interest expense and penalties for the years ended December 31, 2015, 2014 and 2013 are insignificant. Tax years ending June 30, 2012 and forward are subject to examination by the Internal Revenue Service.

Net cash payments (receipts) for income taxes were $10,974,000, $(2,448,000) and $(387,000) in 2015, 2014 and 2013, respectively.

Note 12.

Stockholders’ Equity

Preferred Stock

IHC has 100,000 authorized shares of preferred stock, par value $1.00 per share, none of which was issued as of December 31, 2015 and 2014.

Treasury Stock

In 1991, IHC initiated a program of repurchasing shares of its common stock. In August 2014, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. The Company has repurchased 143,307, 296,775 and 334,305 shares in 2015, 2014 and 2013, respectively.  All of the shares repurchased have been either retired, reissued, or have become treasury shares. At December 31, 2015, there were 324,911 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

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

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the years indicated were as follows (in thousands):

	Unrealized
	Gains (Losses) on
	Available-for Sale	Cash Flow
	Securities	Hedge	Total

Balance at December 31, 2012	$15,231	$(218)	$15,013

Other comprehensive income (loss) before reclassifications	(14,361)	96	(14,265)
Amounts reclassified from accumulated OCI	(11,826)	-	(11,826)
Net other comprehensive income (loss)	(26,187)	96	(26,091)

Less: Other comprehensive income attributable
to noncontrolling interests	665	-	665
Acquired from noncontrolling interests	(59)	-	(59)

Balance at December 31, 2013	(10,350)	(122)	(10,472)

Other comprehensive income (loss) before reclassifications	15,872	72	15,944
Amounts reclassified from accumulated OCI	(5,251)	-	(5,251)
Net other comprehensive income (loss)	10,621	72	10,693

Less: Other comprehensive loss attributable
to noncontrolling interests	(199)	-	(199)

Balance at December 31, 2014	72	(50)	22

Other comprehensive income (loss) before reclassifications	(299)	43	(256)
Amounts reclassified from accumulated OCI	(3,206)	-	(3,206)
Net other comprehensive income (loss)	(3,505)	43	(3,462)

Less: Other comprehensive loss attributable
to noncontrolling interests	(5)	-	(5)
Acquired from noncontrolling interests	5		5

Balance at December 31, 2015	$(3,433)	$(7)	$(3,440)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the years indicated (in thousands):

	2015	2014	2013

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$5,202	$7,637	$17,841
Net impairment losses recognized in earnings	(228)	-	-

Income before income tax	4,974	7,637	17,841
Tax effect	1,768	2,386	6,015

Net income	$3,206	$5,251	$11,826

Note 13.

Share-Based Compensation

IHC and AMIC each have a share-based compensation plan. The following is a summary of the activity pertaining to each of these plans.

C)

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

At December 31, 2015, there were 369,861 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the IHC plans  by award type for each of the years indicated (in thousands):

	2015	2014	2013
IHC’s Share-based Compensation Plan:
Stock options	$55	$669	$210
Restricted stock units	89	85	66
SARs	13	14	698
Performance awards	-	-	(15)

Share-based compensation expense, pre-tax	157	768	959
Tax benefits	63	306	382

Share-based compensation expense, net	$94	$462	$577

Stock Options

The Company’s stock option activity during 2015 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2014	614,680	$9.33
Exercised	(30,600)	9.09
December 31, 2015	584,080	$9.35

No options were granted in 2015, 2014 or 2013. In 2015, IHC received $278,000 in cash from the exercise of stock options with an aggregate intrinsic value of $132,000 and realized $22,000 of tax benefits. In May 2014, option agreements affecting 15 employees were modified to extend the expirations of their terms from 2015 to 2017 and as a result, the Company recorded incremental compensation costs of $405,000. In 2013, the Company received $430,000 in cash from the exercise of stock options with an aggregate intrinsic value of $243,000 and realized $85,000 of tax benefits. In March 2013, option agreements affecting 5 employees were modified to extend the expiration term 5 years. The incremental cost of the modified awards was $618,000, which was recognized over the new 2-year vesting period starting from the date of the modification.

The following table summarizes information regarding outstanding and exercisable options:

	December 31, 2015
	Outstanding	Exercisable

Number of options	584,080	584,080
Weighted average exercise price per share	$9.35	$9.35
Aggregate intrinsic value for all options (in thousands)	$2,631	$2,631
Weighted average contractual term remaining	1.3 years	1.3 years

At December 31, 2015, all of IHC’s outstanding stock options are fully vested and all of the related compensation costs have been recognized.

Restricted Stock

The following table summarizes IHC’s restricted stock activity for the year ended December 31, 2015:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2014	14,850	$12.09
Granted	7,425	11.78
Vested	(7,425)	11.44

December 31, 2015	14,850	$12.26

IHC granted 7,425 restricted stock units during each of the years ended December 31, 2015, 2014 and 2013, with weighted-average grant-date fair values of $11.78, $13.27 and $11.66 per share, respectively. The total fair value of restricted stock that vested in 2015, 2014 and 2013 was $89,000, $103,000 and $69,000, respectively.

At December 31, 2015, the total unrecognized compensation cost related to non-vested restricted stock awards was $129,000 which is expected to be recognized as compensation expense over a weighted average period of 1.7 years.

SARs and Share-Based Performance Awards

IHC had 125,850 and 136,850 SAR awards outstanding at December 31, 2015 and 2014, respectively. During 2015, 11,000 SARs were exercised with an aggregate intrinsic value of $61,000. During 2014, 112,200 SARs were exercised with an aggregate intrinsic value of $529,000; and 2,750 SARs were forfeited. During 2013, 14,850 SARs were exercised with an aggregate intrinsic value of $74,000; and 3,300 SARs were forfeited. Included in Other Liabilities in the Company’s Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 are liabilities of $743,000 and $791,000, respectively, pertaining to SARs.

In the past, other share-based compensation awards have included performance awards. These programs were discontinued in 2013. The intrinsic value of share-based performance awards paid during the year ended December 31, 2013 was $83,000.

B)

AMIC Share-Based Compensation Plans

Effective July 1, 2009, AMIC implemented the 2009 Stock Incentive Plan (“AMIC 2009 Plan”), which the AMIC stockholders approved on June 19, 2009.  The AMIC 2009 Plan was preceded by the 1998 Stock Incentive Plan which expired by its terms in 2008. The AMIC 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the AMIC 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting ratably over four years. At December 31, 2015, stock options for 71,558 common stock shares were outstanding, stock options for 62,669 common stock shares were vested, and 6,490,553 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under AMIC’s 1998 Plan prior to its expiration are still in effect.

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the years indicated (in thousands):

	2015	2014	2013
AMIC’s Share-based Compensation Plans:
Stock options	$43	$52	$42

Share-based compensation expense, pre-tax	43	52	42
Tax benefits	15	18	15

Share-based compensation expense, net	$28	$34	$27

Stock Options

AMIC’s stock option activity during 2015 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2014	166,616	$10.50
Exercised	(8,890)	5.81
Forfeited	(26,001)	8.90
Expired	(60,167)	13.82
December 31, 2015	71,558	$8.88

The following table summarizes information regarding AMIC’s outstanding and exercisable options:

	December 31, 2015
	Outstanding	Exercisable

Number of options	71,558	62,669
Weighted average exercise price per share	$8.88	$8.74
Aggregate intrinsic value for all options (in thousands)	$73	$70
Weighted average contractual term remaining	4.19 years	3.63 years

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

During 2015 and 2014, AMIC received $52,000 and $33,000 in cash from the exercise of stock options with aggregate intrinsic values of $37,000 and $38,000. No options were exercised during the year ended December 31, 2013.

As of December 31, 2015, the total unrecognized compensation expense related to AMIC’s non-vested options was $40,000 which will be recognized over the remaining requisite service periods.

Note 14.

Commitments and Contingencies

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2015, 2014 and 2013 for operating leases was $3,377,000, $3,403,000 and $3,470,000, respectively.

 The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2015 are as follows (in thousands):

2016	$2,865
2017	2,149
2018	2,048
2019	661
2020	385
2021 and thereafter	-

Total	$8,108

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

Note 15.

Concentration of Credit Risk

At December 31, 2015, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies and mortgage-backed securities issued by GSEs, as summarized in Note 2.

Fixed maturities with a carrying value of $12,552,000 and $12,523,000 were on deposit with various state insurance departments at December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company had reinsurance recoverables from the following reinsurers that individually exceed 10% of stockholders’ equity (in thousands):

	AM Best	Due from
Reinsurer	Rating	Reinsurer

National Guardian Life Insurance Company	A	$236,577
Guggenheim Life and Annuity Company	B++	106,547
RGA Reinsurance Company	A+	40,224
Markel Bermuda, Ltd.	A	41,172

The Company believes that these receivables are fully collectible.

Note 16.

Dividend Payment Restrictions and Statutory Information

Our insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2015, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $30,513,000 in 2016 without obtaining regulatory approval. There are no regulatory restrictions on the ability of our holding company, IHC, to pay dividends. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends to shareholders are paid from funds available at the corporate holding company level.

Non-“extraordinary” dividend payments were as follows:  (i) Madison National Life declared and paid cash dividends of $4,600,000, $4,000,000 and $3,950,000 to its parent in 2015, 2014 and 2013, respectively; (ii) Standard Security Life declared and paid dividends of $6,000,000, $6,000,000 and $8,000,000 to its parent in 2015, 2014 and 2013, respectively; and (iii) Independence American did not declare or pay dividends to its parent in 2015, 2014 or 2013. IHC declared cash dividends of $1,562,000 in 2015, $1,223,000 in 2014 and $1,241,000 in 2013.

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

The statutory net income and statutory capital and surplus for each of the Company’s insurance subsidiaries are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2015	2014	2013

Statutory net income:
Madison National Life	$20,326	$9,876	$11,704
Standard Security Life	13,198	12,074	9,180
Independence American	2,960	3,127	3,176

	December 31,
	2015	2014

Statutory capital and surplus:
Madison National Life	$116,652	$81,534
Standard Security Life	125,070	116,525
Independence American	63,412	60,168

The insurance subsidiaries are also required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. At December 31, 2015 and 2014, the statutory capital of our insurance subsidiaries is significantly in excess of their regulatory RBC requirements.

Note 17.

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

Information by business segment is presented below for the years indicated (in thousands).

	2015	2014	2013

Revenues:
Medical Stop-Loss	$216,512	$184,775	$171,963
Fully Insured Health	185,912	239,101	278,105
Group disability; life and DBL	90,314	67,641	63,155
Individual life, annuities and other	27,119	34,551	41,966
Corporate	205	177	105
	520,062	526,245	555,294
Gain on sale of subsidiary to joint venture	9,940	-	-
Net realized investment gains	3,094	7,688	19,750
Net impairment losses recognized in earnings	(228)	-	-

Total revenues	$532,868	$533,933	$575,044

Income before income taxes:
Medical Stop-Loss	$23,138	$21,933	$12,677
Fully Insured Health (A)	6,490	(1,987)	832
Group disability; life and DBL	15,811	12,168	8,647
Individual life, annuities and other(B)	(122)	(6,618)	(10,396)
Corporate	(8,137)	(8,075)	(5,941)
	37,180	17,421	5,819
Gain on sale of subsidiary to joint venture	9,940	-	-
Net realized investment gains	3,094	7,688	19,750
Net impairment losses recognized in earnings	(228)	-	-
Interest expense	(1,798)	(1,797)	(1,915)

Income before income taxes	$48,188	$23,312	$23,654

(A)

The Fully Insured Health segment includes amortization of intangible assets recorded as a result of purchase accounting for previous acquisitions. Total amortization expense was $1,488,000, $1,948,000 and $2,393,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense for the other segments is not material.

(B)

The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $1,323,000 and $3,540,000 for the years ended December 31, 2015 and 2014, respectively.

	December 31,
	2015	2014

IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss	$291,330	$235,429
Fully Insured Health	159,826	170,522
Group disability; life and DBL	268,606	231,109
Individual life, annuities and other	436,941	525,519
Corporate	41,260	33,648
	$1,197,963	$1,196,227

Note 18.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years indicated are summarized below (in thousands, except per share data):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2015

Total revenues	$134,265	$133,105	$140,418	$125,080

Net income	$5,331	$5,156	$14,888	$5,147
Less income from noncontrolling interests
in subsidiaries	(112)	(124)	(128)	(214)

Net income attributable to IHC	$5,219	$5,032	$14,760	$4,933

Basic income per common share	$.30	$.29	$.85	$.29

Diluted income per share	$.30	$.29	$.85	$.28

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2014

Total revenues	$141,072	$136,019	$129,752	$127,090

Net income	$4,005	$3,880	$4,824	$4,212
Less income from noncontrolling interests
in subsidiaries	(304)	(32)	(114)	(178)

Net income attributable to IHC	$3,701	$3,848	$4,710	$4,034

Basic income per common share	$.21	$.22	$.27	$.23

Diluted income per share	$.21	$.22	$.27	$.23

Note 19.

Subsequent Events

On March 31, 2016, IHC and its subsidiary Independence American sold the stock of Risk Solutions to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions will be co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements. Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life and other IHC subsidiaries. The aforementioned transaction, which includes the sale of Risk Solutions and the corresponding coinsurance agreement, is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  IHC’s block of Medical Stop-Loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualifies for reporting as discontinued operations in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016.

In January 2016, IHC’s Board of Directors has preliminarily determined to take the steps necessary to take AMIC private.

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2015
(In thousands)
			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES - AVAILABLE-FOR-SALE:
Bonds:
United States Government and Government
agencies and authorities	$56,586	$56,391	$56,391
States, municipalities and political subdivisions	194,364	194,666	194,666
Foreign governments	2,318	2,324	2,324
Public utilities	23,113	25,606	25,606
All other corporate bonds	153,475	145,491	145,491
Redeemable preferred stock	4,036	4,123	4,123

TOTAL FIXED MATURITIES	433,892	428,601	428,601

EQUITY SECURITIES - AVAILABLE-FOR-SALE
AND TRADING:
Common stocks:
Industrial, miscellaneous and all other	6,883	6,043	6,043
Non-redeemable preferred stocks	3,588	3,642	3,642

TOTAL EQUITY SECURITIES	10,471	9,685	9,685

Policy loans	38	38	38
Short-term investments and resale agreements	28,335	28,335	28,335
Other long-term investments	21,500	21,500	21,500

TOTAL INVESTMENTS	$494,236	$488,159	$488,159

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2015	2014

ASSETS:
Cash and cash equivalents	$512	$389
Fixed maturities, available-for-sale	24,549	9,647
Trading securities	620	1,916
Other investments	1,146	1,146
Investments in consolidated subsidiaries	368,836	395,780
Deferred tax assets, net	3,730	11,414
Goodwill	228	228
Other assets	131	97

TOTAL ASSETS	$399,752	$420,617

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$8,182	$7,140
Amounts due to consolidated subsidiaries, net	12,417	57,220
Income taxes payable	7,494	7,871
Junior subordinated debt securities	38,146	38,146
Dividends payable	809	628

TOTAL LIABILITIES	67,048	111,005

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock (A)	18,569	18,531
Paid-in capital	127,733	127,098
Accumulated other comprehensive income (loss)	(3,440)	22
Treasury stock, at cost (B)	(13,961)	(12,141)
Retained earnings	194,450	166,177

TOTAL IHC’S STOCKHOLDERS' EQUITY	323,351	299,687
NONCONTROLLING INTERESTS IN SUBSIDIARIES	9,353	9,925

TOTAL EQUITY	332,704	309,612

TOTAL LIABILITIES AND EQUITY	$399,752	$420,617

(A)

Common stock $1.00 par value, 23,000,000 shares authorized; 18,569,183 and 18,531,158 shares issued, respectively, 17,265,758 and 17,371,040 shares outstanding, respectively.

(B)

Treasury stock, at cost; 1,303,425 and 1,160,118 shares, respectively, outstanding.

(C)

Investments in consolidated subsidiaries and retained earnings balances at December 31, 2014 have been revised to reflect an immaterial error correction related to deferred tax assets and liabilities. For further discussion of this error refer to Note 1 of the Notes to Consolidated Financial Statements.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF INCOME (In thousands)
(PARENT COMPANY ONLY)

	2015	2014	2013

REVENUES:
Net investment income	$112	$112	$61
Net realized investment gains (losses)	(506)	(78)	349
Other income	1,800	2,129	2,327

	1,406	2,163	2,737

EXPENSES:
Interest expense on debt	1,567	1,546	1,563
General and administrative expenses	5,506	5,606	4,301

	7,073	7,152	5,864

Loss before tax benefit and equity in net income of subsidiaries	(5,667)	(4,989)	(3,127)
Income taxes (benefits)	(1,491)	(2,389)	(1,228)
Equity in net income of subsidiaries	34,698	19,521	17,155

Net income	30,522	16,921	15,256

Less income from noncontrolling interests in
subsidiaries	(578)	(628)	(1,477)

Net income attributable to IHC	$29,944	$16,293	$13,779

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	2015	2014	2013

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$30,522	$16,921	$15,256
Adjustments to net income:
Equity in net income of subsidiaries	(34,698)	(19,521)	(17,155)
Other	9,204	3,748	4,398
Changes in other assets and liabilities	550	440	(1,609)

Net change in cash from operating activities	5,578	1,588	890

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Change in investments in and advances to subsidiaries	12,398	11,138	6,708
Purchases of fixed maturities	(20,857)	(9,953)	-
Sales of fixed maturities	5,915	2,751	3,260

Net change in cash from investing activities	(2,544)	3,936	9,968

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Repurchases of common stock	(1,820)	(3,972)	(3,636)
Cash paid in acquisitions of noncontrolling interests	-	-	(7,626)
Dividends paid	(1,392)	(1,233)	(620)
Other financing activities	301	9	496

Net change in cash from financing activities	(2,911)	(5,196)	(11,386)

Net change in cash and cash equivalents	123	328	(528)
Cash and cash equivalents, beginning of year	389	61	589

Cash and cash equivalents, end of year	$512	$389	$61

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		FUTURE
		POLICY				INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,		NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	UNEARNED	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS	CLAIMS	PREMIUMS	EARNED	INCOME (1)	RESERVES	COSTS	EXPENSES (2)	WRITTEN
December 31, 2015
Medical Stop-Loss	$-	100,088	-	209,765	4,435	153,919	-	39,455	$209,765
Fully Insured Health	499	42,165	7,005	171,912	1,813	93,916	386	85,120	171,731
Group disability; life
and DBL	-	141,837	3,060	85,953	3,699	47,646	-	26,857	86,304
Individual life, annuities
and other	-	405,327	171	11,904	7,146	11,697	3,138	12,406	11,901
Corporate	-	-	-	-	205	-	-	8,342	-
	$499	689,417	10,236	479,534	17,298	307,178	3,524	172,180	$479,701

December 31, 2014
Medical Stop-Loss	$-	80,128	-	176,941	4,327	122,469	-	40,373	$176,941
Fully Insured Health	624	50,767	6,568	218,949	2,202	146,431	482	94,175	215,844
Group disability; life
and DBL	-	147,823	2,700	64,260	3,156	37,537	-	17,936	64,632
Individual life, annuities
and other	30,182	421,908	187	18,898	11,830	19,598	4,459	17,112	18,894
Corporate	-	-	-	-	177	-	-	8,252	-
	$30,806	700,626	9,455	479,048	21,692	326,035	4,941	177,848	$476,311

December 31, 2013
Medical Stop-Loss	$-	72,307	-	166,302	5,055	115,599	-	43,687	$166,302
Fully Insured Health	361	57,323	9,828	248,870	2,711	177,290	22	99,961	253,569
Group disability; life
and DBL	-	147,426	2,398	60,004	2,763	37,463	-	17,045	60,227
Individual life, annuities
and other	29,416	522,973	197	20,815	16,837	24,438	15,110	12,814	20,810
Corporate	-	-	-	-	105	-	-	6,046	-
	$29,777	800,029	12,423	495,991	27,471	354,790	15,132	179,553	$500,908

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE IV
INDEPENDENCE HOLDING COMPANY
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

Life Insurance In-Force:

December 31, 2015	$12,063,911	$129,231	$6,365,993	$5,827,149	2.2%
December 31, 2014	$11,054,484	$418,775	$6,128,608	$5,344,651	7.8%
December 31, 2013	$11,415,328	$333,200	$6,493,122	$5,255,406	6.3%

Premiums Earned:

December 31, 2015
Accident and health	$513,814	$28,822	$126,613	$416,023	6.9%
Life and annuity	46,699	4,330	23,078	27,951	15.5%
Property and liability (1)	35,812	-	252	35,560	0.0%
	$596,325	$33,152	$149,943	$479,534	6.9%

December 31, 2014
Accident and health	$482,511	$52,063	$116,163	$418,411	12.4%
Life and annuity	44,407	6,128	20,214	30,321	20.2%
Property and liability (1)	30,477	-	161	30,316	0.0%
	$557,395	$58,191	$136,538	$479,048	12.1%

December 31, 2013
Accident and health	$461,336	$85,627	$102,053	$444,910	19.2%
Life and annuity	46,416	6,654	20,820	32,250	20.6%
Property and liability (1)	18,845	-	14	18,831	0.0%
	$526,597	$92,281	$122,887	$495,991	18.6%

(1)

Property and liability products consist primarily of our pet insurance line.

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

10.6

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

10.7

Purchase Agreement, made and entered into on June 15, 2015, by and among Madison National Life Insurance Company, Inc., Standard Security Life Insurance Company of New York and National Guardian Life Insurance Company (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2015, and incorporated herein by reference).

21

Subsidiaries of Independence Holding Company, as of December 31, 2015.*

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