Form 10-Q
period 2016-03-31
INDEPENDENCE HOLDING CO
filed 2016-08-01
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [ ]   No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at July 30, 2016
Common stock, $ 1.00 par value	17,170,933 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	21,196	28,285
Trading securities	1,190	1,259
Fixed maturities, available-for-sale	520,638	428,601
Equity securities, available-for-sale	8,714	8,426
Other investments	20,501	21,538
Total investments	572,289	488,159

Cash and cash equivalents	145,696	17,500
Due and unpaid premiums	64,645	69,075
Due from reinsurers	462,087	483,073
Premium and claim funds	41,576	22,015
Goodwill	47,276	47,276
Other assets	48,257	57,934
Assets attributable to discontinued operations (Note 3)	-	12,931

TOTAL ASSETS	$1,381,826	$1,197,963

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims	$247,900	$245,443
Future policy benefits	235,251	270,624
Funds on deposit	149,147	173,350
Unearned premiums	13,350	10,236
Other policyholders' funds	9,675	11,822
Due to reinsurers	70,283	46,355
Due to securities brokers	99,803	998
Accounts payable, accruals and other liabilities	57,020	63,111
Liabilities attributable to discontinued operations (Note 3)	6,085	(15)
Debt	4,250	5,189
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	930,910	865,259

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,569,183 shares issued; 17,215,758 and
17,265,758 shares outstanding	18,569	18,569
Paid-in capital	128,053	127,733
Accumulated other comprehensive loss	(479)	(3,440)
Treasury stock, at cost; 1,353,425 and 1,303,425 shares	(14,782)	(13,961)
Retained earnings	300,457	194,450

TOTAL IHC STOCKHOLDERS’ EQUITY	431,818	323,351
NONCONTROLLING INTERESTS IN SUBSIDIARIES	19,098	9,353

TOTAL EQUITY	450,916	332,704

TOTAL LIABILITIES AND EQUITY	$1,381,826	$1,197,963

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Premiums earned	$62,562	$122,114
Net investment income	4,436	5,422
Fee income	5,079	2,577
Other income	3,258	992
Net realized investment gains	560	2,000

	75,895	133,105
EXPENSES:
Insurance benefits, claims and reserves	30,743	79,620
Selling, general and administrative expenses	35,227	45,484
Interest expense on debt	453	432

	66,423	125,536

Income from continuing operations before income taxes	9,472	7,569
Income taxes	3,576	2,868

Income from continuing operations	5,896	4,701

Discontinued operations: (Note 3)
Income from discontinued operations, before income taxes	117,636	1,031
Income taxes on discontinued operations	7,866	401
Income from discontinued operations	109,770	630

Net income	115,666	5,331
Less: Income from noncontrolling interests in subsidiaries	(9,656)	(112)

NET INCOME ATTRIBUTABLE TO IHC	$106,010	$5,219

Basic income per common share: (Note 2)
Income from continuing operations	$.34	$.27
Income from discontinued operations	5.81	.03
Basic income per common share	$6.15	$.30

WEIGHTED AVERAGE SHARES OUTSTANDING	17,243	17,364

Diluted income per common share: (Note 2)
Income from continuing operations	$.33	$.27
Income from discontinued operations	5.75	.03
Diluted income per common share	$6.08	$.30

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,449	17,531

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$115,666	$5,331
Other comprehensive income:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, pre-tax	4,703	1,320
Tax expense on unrealized gains on available-for-sale securities	1,685	403
Unrealized gains on available-for-sale securities, net of taxes	3,018	917

Other comprehensive income, net of tax	3,018	917

COMPREHENSIVE INCOME, NET OF TAX	118,684	6,248

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(9,656)	(112)
Other comprehensive income, net of tax, attributable to noncontrolling interests:
Unrealized gains on available-for-sale securities, net of tax	(57)	(43)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	(57)	(43)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(9,713)	(155)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$108,971	$6,093

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2015	$18,569	$127,733	$(3,440)	$(13,961)	$194,450	$323,351	$9,353	$332,704

Net income					106,010	106,010	9,656	115,666
Other comprehensive
income, net of tax			2,961			2,961	57	3,018
Repurchases of common stock				(821)		(821)	-	(821)
Share-based compensation
expenses and related
tax benefits		193				193	-	193
Other capital transactions		127			(3)	124	32	156

BALANCE AT
MARCH 31, 2016	$18,569	$128,053	$(479)	$(14,782)	$300,457	$431,818	$19,098	$450,916

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$115,666	$5,331
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on disposal of discontinued operations, net of tax	(109,304)	-
Amortization of deferred acquisition costs	86	1,464
Net realized investment gains	(560)	(2,000)
Equity (income) loss from equity method investments	30	(365)
Depreciation and amortization	472	536
Deferred tax expense (benefit)	(901)	3,251
Other	3,105	2,341
Changes in assets and liabilities:
Net (purchases) sales of trading securities	3,180	1,291
Change in insurance liabilities	(31,725)	2,935
Change in amounts due from reinsurers	20,985	4,531
Change in premium and claim funds	(19,562)	(376)
Change in current income tax liability	(1,428)	(789)
Change in due and unpaid premiums	4,430	(14,183)
Other operating activities	(6,057)	2,749

Net change in cash from operating activities	(21,583)	6,716

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales of securities under resale agreements	7,089	(34,147)
Sales of equity securities	-	3,902
Sales of fixed maturities	32,447	92,089
Maturities and other repayments of fixed maturities	10,342	12,067
Purchases of fixed maturities	(30,723)	(81,963)
Proceeds on sales of subsidiaries, net of cash divested	134,625	-
Other investing activities	(1,107)	10

Net change in cash from investing activities	152,673	(8,042)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(821)	(597)
Cash paid in acquisitions of noncontrolling interests	-	(1,609)
Withdrawals of investment-type insurance contracts	(500)	(607)
Repayments of debt	(939)	-
Dividends paid	(779)	(609)
Other financing activities	145	144

Net change in cash from financing activities	(2,894)	(3,278)

Net change in cash and cash equivalents	128,196	(4,604)
Cash and cash equivalents, beginning of year	17,500	23,408

Cash and cash equivalents, end of period	$145,696	$18,804

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc. IHC also owns a significant equity interest in: (i) Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health and pet insurance; and (ii) a managing general underwriter (“MGU”) that writes medical stop-loss. On March 31, 2016, the Company sold IHC Risk Solutions, LLC (“Risk Solutions”), its managing general underwriter of excess or stop-loss insurance. In addition, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016 and IHC’s block of Medical Stop-Loss business is in run-off.  Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 53% of IHC's outstanding common stock at March 31, 2016.

(B)

Consolidation

American Independence Corp.

At March 31, 2016 and December 31, 2015, the Company owned approximately 92%, respectively, of the outstanding common stock of American Independence Corp. ("AMIC"). In June 2016, IHC started the necessary proceedings to take AMIC private. AMIC is an insurance holding company engaged in the insurance and reinsurance business.

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of changes in the Company’s ownership interests in its subsidiaries on IHC’s equity for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Changes in IHC’s paid-in capital:
Purchases of AMIC shares	$-	$(199)

Net transfers from noncontrolling interests	$-	$(199)

 (C)

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. IHC’s annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements.

On March 31, 2016, the Company sold Risk Solutions, its managing general underwriter of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims (“Medical Stop-Loss”). In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016. IHC’s block of Medical Stop-Loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as a discontinued operation in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. The assets, liabilities, and related income and expenses associated with the disposal group are presented as discontinued operations in the accompanying condensed consolidated financial statements and Notes thereto. See Note 3 for more information.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be anticipated for the entire year.

(D)

Reclassifications

Certain amounts in prior year’s consolidated financial statements and Notes thereto have been reclassified to conform to the 2016 presentation, primarily for the effects of discontinued operations.

(E)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2015, the FASB issued guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminate the requirement to retrospectively account for those adjustments. The adoption of this guidance is did not have a material effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued guidance requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. An allowance for credit losses will be deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected with changes in the allowance recorded in earnings. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than a write-down, which would be limited to the amount by which fair value is below the amortized cost. Certain existing requirements used to evaluate credit losses have been removed. For public entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The amendments in this Update should be applied through a cumulative effect adjustment to retained earnings upon adoption as of the beginning of the first reporting period in which the guidance is effective. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 2.

Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 206,000 and 167,000 shares for the three months ended March 31, 2016 and 2015.

The following is a reconciliation of income available to common shareholders used to calculate income per share for the periods indicated (in thousands):

	Three Months Ended
	March 31
	2016	2015

Income from continuing operations	$5,896	$4,701
Less: Income from continuing operations attributable to
noncontrolling interests	(106)	(70)

Income from continuing operations attributable to IHC
common shareholders	$5,790	$4,631

Income from discontinued operations	$109,770	$630
Less: Income from discontinued operations attributable to
noncontrolling interests	(9,550)	(42)

Income from discontinued operations attributable to IHC
common shareholders	$100,220	$588

Note 3.

Discontinued Operations

On March 31, 2016, IHC and its subsidiary Independence American sold the stock of Risk Solutions to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements. Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life and other IHC subsidiaries. The Company recorded a gain of $99,793,000, net of taxes and amounts attributable to noncontrolling interests, as a result of the transaction. The aforementioned transaction, which includes the sale of Risk Solutions and the corresponding coinsurance agreement, is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  IHC’s block of Medical Stop-Loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as a discontinued operation in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. Aside from reinsurance and marketing of Westport small group stop-loss, there will be no further involvement with the discontinued operation.

The following is a reconciliation of the major line items constituting the pretax profit of discontinued operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Revenue	$6,406	$1,160
Selling, general and administrative expenses	5,689	129

Pretax profit of discontinued operations	717	1,031
Gain on disposal of discontinued operations, pretax	116,919	-

Income from discontinued operations, before income taxes	117,636	1,031
Income taxes on discontinued operations	7,866	401

Income from discontinued operations	$109,770	$630

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities for discontinued operations for the periods indicated (in thousands):

	March 31, 2016	December 31, 2015

Major classes of assets included in discontinued operations:
Cash	$-	$1,671
Goodwill	-	5,664
Intangible assets	-	919
Other assets	-	4,677

Assets attributable to discontinued operations	$-	$12,931

Major classes of liabilities included in discontinued operations:
Accounts payable and accrued liabilities	$6,085	$(15)

Liabilities attributable to discontinued operations	$6,085	$(15)

Total operating cash flows from discontinued operations for the three months ended March 31, 2016 and 2015 amounted to $339,000 and $116,000, respectively. The Company elected to classify the proceeds received from the sale of discontinued operations in the investing activities section of the Condensed Consolidated Statement of Cash Flows.

In connection with the Risk Solutions Sale and Coinsurance Transaction in March 2016, AMIC utilized a significant amount of its Federal NOL carryforwards and made a corresponding adjustment to its valuation allowance (see Note 9). On a consolidated basis, the Company recorded income taxes on discontinued operations of $7,866,000 for the three months ended March 31, 2016, consisting of $5,799,000 of state taxes and $2,067,000 of Federal taxes, net of a $38,565,000 decrease in AMIC’s valuation allowance.

Note  4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	March 31, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$183,587	$1,145	$(4,844)	$179,888
CMOs - residential (1)	2,986	63	-	3,049
U.S. Government obligations	124,898	421	(7)	125,312
Agency MBS - residential (2)	32	1	-	33
GSEs (3)	10,715	2	(208)	10,509
States and political subdivisions	192,965	3,675	(1,112)	195,528
Foreign government obligations	2,301	70	-	2,371
Redeemable preferred stocks	4,036	85	(173)	3,948

Total fixed maturities	$521,520	$5,462	$(6,344)	$520,638

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,926	$155	$(24)	$5,057
Nonredeemable preferred stocks	3,588	95	(26)	3,657

Total equity securities	$8,514	$250	$(50)	$8,714

	December 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$172,621	$93	$(5,868)	$166,846
CMOs - residential (1)	3,068	2	(14)	3,056
CMOs - commercial	899	296	-	1,195
U.S. Government obligations	44,738	120	(64)	44,794
Agency MBS - residential (2)	34	1	-	35
GSEs (3)	11,814	2	(254)	11,562
States and political subdivisions	194,364	2,159	(1,857)	194,666
Foreign government obligations	2,318	12	(6)	2,324
Redeemable preferred stocks	4,036	101	(14)	4,123

Total fixed maturities	$433,892	$2,786	$(8,077)	$428,601

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,926	$-	$(142)	$4,784
Nonredeemable preferred stocks	3,588	56	(2)	3,642

Total equity securities	$8,514	$56	$(144)	$8,426

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$23,979	$23,519
Due after one year through five years	180,141	180,071
Due after five years through ten years	126,709	128,460
Due after ten years	176,959	174,997
CMOs and MBSs	13,732	13,591

	$521,520	$520,638

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	March 31, 2016

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$43,714	$687	$71,655	$4,157	$115,369	$4,844
U.S. Government obligations	104,478	7	-	-	104,478	7
GSEs	3,578	66	6,907	142	10,485	208
States and political subdivisions	38,859	584	20,900	528	59,759	1,112
Redeemable preferred stocks	3,590	173	-	-	3,590	173
Total fixed maturities	194,219	1,517	99,462	4,827	293,681	6,344

Common stocks	478	24	-	-	478	24
Nonredeemable preferred stocks	-	-	1,301	26	1,301	26
Total equity securities	478	24	1,301	26	1,779	50

Total temporarily impaired
securities	$194,697	$1,541	$100,763	$4,853	$295,460	$6,394

Number of securities in an
unrealized loss position	80		30		110

	December 31, 2015

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$101,903	$2,559	$55,217	$3,309	$157,120	$5,868
CMO’s - residential	2,867	14	-	-	2,867	14
U.S. Government obligations	19,809	64	-	-	19,809	64
GSEs	6,539	128	4,997	126	11,536	254
States and political subdivisions	68,898	780	31,351	1,077	100,249	1,857
Foreign government obligations	484	6	-	-	484	6
Redeemable preferred stocks	3,749	14	-	-	3,749	14
Total fixed maturities	204,249	3,565	91,565	4,512	295,814	8,077

Common stocks	4,784	142	-	-	4,784	142
Nonredeemable preferred stocks	1,324	2	-	-	1,324	2
Total equity securities	6,108	144	-	-	6,108	144

Total temporarily impaired
securities	$210,357	$3,709	$91,565	$4,512	$301,922	$8,221

Number of securities in an
unrealized loss position	99		31		130

Substantially all of the unrealized losses on fixed maturities available-for-sale at March 31, 2016 and December 31, 2015 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

Net realized investment gains are as follows for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Available-for-sale securities:
Fixed maturities	$628	$1,300
Common stocks	-	1,465
Total sales of available-for-sale securities	628	2,765

Trading securities	-	(507)
Total realized gains	628	2,258

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(70)	(251)
Total unrealized gains (losses) on trading securities	(70)	(251)

Gains (losses) on other investments	2	(7)

Net realized investment gains	$560	$2,000

For the three months ended March 31, 2016 and 2015, proceeds from sales of available-for-sale securities were $31,494,000 and $106,415,000, respectively, and the Company realized gross gains of $615,000 and $3,114,000, respectively, and gross losses of $17,000 and $182,000, respectively, on those sales.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1H(iv) to the Consolidated Financial Statements in the 2015 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities. The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first three months of 2016 or 2015.

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Balance at beginning of year	$473	$473
Securities sold	(473)	-

Balance at end of period	$-	$473

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

Contingent liabilities:

Contingent liabilities classified in Level 3 include; (i) a contingent liability assumed in connection with an acquisition related to an earn-out agreement whereby significant unobservable inputs are based on projected income; and (ii) a contingent liability recognized in connection with the deconsolidation of a former subsidiary and a newly formed joint venture transaction whereby significant unobservable inputs are based on projected cash flows.

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$179,888	$-	$179,888
CMOs - residential	-	3,049	-	3,049
US Government obligations	-	125,312	-	125,312
Agency MBS - residential	-	33	-	33
GSEs	-	10,509	-	10,509
States and political subdivisions	-	193,385	2,143	195,528
Foreign government obligations	-	2,371	-	2,371
Redeemable preferred stocks	3,948	-	-	3,948
Total fixed maturities	3,948	514,547	2,143	520,638

Equity securities available-for-sale:
Common stocks	5,057	-	-	5,057
Nonredeemable preferred stocks	3,657	-	-	3,657
Total equity securities	8,714	-	-	8,714

Trading securities - equities	1,190	-	-	1,190
Total trading securities	1,190	-	-	1,190

Total Financial Assets	$13,852	$514,547	$2,143	$530,542

FINANCIAL LIABILITIES:
Contingent liabilities	$-	$-	$1,555	$1,555

Total Financial Liabilities	$-	$-	$1,555	$1,555

	December 31, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$166,846	$-	$166,846
CMOs - residential	-	3,056	-	3,056
CMOs - commercial	-	-	1,195	1,195
US Government obligations	-	44,794	-	44,794
Agency MBS - residential	-	35	-	35
GSEs	-	11,562	-	11,562
States and political subdivisions	-	192,487	2,179	194,666
Foreign government obligations	-	2,324	-	2,324
Redeemable preferred stocks	4,123	-	-	4,123
Total fixed maturities	4,123	421,104	3,374	428,601

Equity securities available-for-sale:
Common stocks	4,784	-	-	4,784
Nonredeemable preferred stocks	3,642	-	-	3,642
Total equity securities	8,426	-	-	8,426

Trading securities - equities	1,259	-	-	1,259
Total trading securities	1,259	-	-	1,259

Total Financial Assets	$13,808	$421,104	$3,374	$438,286

FINANCIAL LIABILITIES:
Interest rate swap	$-	$11	$-	$11
Contingent liabilities	-	-	1,650	1,650
Total Financial Liabilities	$-	$11	$1,650	$1,661

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.

 The Company did not transfer any securities between Level 1, Level 2 or Level 3 in either 2016 or 2015. The following table presents the changes in fair value of our Level 3 financial instruments for the periods indicated (in thousands):

	Financial Assets:			Financial Liabilities:
		States and	Total		Total
	CMOs	Political	Level 3	Contingent	Level 3
	Commercial	Subdivisions	Assets	Liabilities	Liabilities

Balance at December 31, 2015	$1,195	$2,179	$3,374	$1,650	$1,650

Gains (losses) included in earnings:
Net investment income	-	-	-	(633)	(633)
Net realized investment gains	141	-	141	-	-
Other income	-	-	-	538	538

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(296)	(11)	(307)	-	-

Repayments and amortization of
fixed maturities	(74)	(25)	(99)	-	-
Sales	(966)	-	(966)	-	-

Balance at March 31, 2016	$-	$2,143	$2,143	$1,555	$1,555

	Three Months Ended March 31, 2015
		States and
	CMOs	Political
	Commercial	Subdivisions	Total

Beginning balance	$953	$2,314	$3,267

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	63	(13)	50

Repayments and amortization of fixed maturities	-	(20)	(20)

Balance at end of period	$1,016	$2,281	$3,297

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	March 31, 2016		December 31, 2015
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$38	$38	$38	$38

FINANCIAL LIABILITIES:
Funds on deposit	$149,404	$149,147	$173,625	$173,350
Debt and junior subordinated
debt securities	$42,344	$42,396	$43,283	$43,335

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

Note 6.

Variable Interest Entities

The Company has a minority interest in certain limited partnerships that we have determined to be Variable Interest Entities (“VIEs”).  The aforementioned VIEs are not required to be consolidated in the Company’s condensed consolidated financial statements as we are not the primary beneficiary since we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance.

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $8,844,000 carrying value in these equity investments that are included in other investments in the Condensed Consolidated Balance Sheet as of March 31, 2016.

Note 7.

Related Party Transactions

Through a joint venture consummated in 2015, the Company has a significant equity interest in Ebix Health Exchange. Ebix Health Exchange administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange was $9,061,000 and 9,838,000 at March 31, 2016 and December 31, 2015, respectively.  Ebix Health Exchange reported a net loss of $821,000 for the three months ended March 31, 2016. The Company recorded $188,000 of the loss in earnings and reduced the contingent liability, previously recognized on the acquisition date, by $633,000 of cash operating losses for the period. The Company’s Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 include $2,403,000 and $1,397,000, respectively, of notes and other amounts receivable from, and $1,083,000 and $405,000, respectively, of administrative fees and other expenses payable to, Ebix Health Exchange which are included in other assets and accounts payable, accruals and other liabilities, respectively.  The Company’s Consolidated Statements of Income include $113,000 in fee income from, and $1,247,000 of administrative fee expenses to, Ebix Health Exchange which are included in fee income and selling, general and administrative expenses, respectively, for the three months ended March 31, 2016. There are no comparable amounts for the three months ended March 31, 2015.

Note 8.

Goodwill and Other Intangible Assets

Certain prior year balances of goodwill and intangible assets were reclassified to assets attributable to discontinued operations on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2015 to conform to the 2016 presentation (see Notes 1 and 3).

The carrying amount of goodwill was $47,276,000 at March 31, 2016 and December 31, 2015.

The Company has net other intangible assets of $14,258,000 and $14,598,000 at March 31, 2016 and December 31, 2015, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	March 31, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$18,201	$12,805	$18,201	$12,497
Trademarks	1,000	115	1,000	83
Total finite-lived	19,201	$12,920	$19,201	$12,580

	March 31,	December 31,
	2016	2015
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Amortization expense was $340,000 and $404,000 for the three months ended March 31, 2016 and 2015, respectively.

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

As a result of the Risk Solutions Sale and Coinsurance Transaction (see Note 3), AMIC utilized approximately $110,185,000 of its operating loss carryforwards and made a corresponding adjustment to its valuation allowance. At March 31, 2016, AMIC had remaining net operating loss carryforwards of approximately $148,294,000 for federal income tax purposes, which expire in varying amounts through the year 2028, with a significant portion expiring in 2020.

Note 10.

Reinsurance

Effective January 1, 2016, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured in connection with the Risk Solutions Sale and Coinsurance Transaction (see Note 3). As a result of this transaction, the Company recorded $56,055,000 of estimated amounts due from reinsurers.

The Company is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

Note 11.

Stockholders’ Equity

Treasury Stock

In 2016, IHC repurchased 50,000 shares of its common stock in a private transaction for $821,000.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Beginning balance	$(3,440)	$22

Other comprehensive income (loss) before reclassifications	3,424	2,694
Amounts reclassified from accumulated OCI	(406)	(1,777)
Net other comprehensive income	3,018	917

Less: Other comprehensive income attributable
to noncontrolling interests	(57)	(43)
Acquired from noncontrolling interests	-	5

Ending balance	$(479)	$901

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$628	$2,765

Income before income tax	628	2,765
Tax effect	222	988

Net income	$406	$1,777

Note 12.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans.

A)  IHC Share-Based Compensation Plans

Under the terms of IHC’s stock-based compensation plan, option exercise prices are more than or equal to the quoted market price of the shares at the date of grant; option terms are generally five years; and vesting periods are generally three years. The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. In addition to stock options, the Company has also granted restricted stock units and share appreciation rights (“SARs”) under the plan. Restricted share units are valued at the quoted market price of the shares at the date of grant and have a three year vesting period. Compensation costs for options and restricted share units are recognized over the stated vesting periods on a straight-line basis. Exercise prices of SARs are more than or equal to the quoted market price of IHC shares at the date of the grant and have three year vesting periods. The fair value of SARs is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in fair value of the SARs continue to be recognized as compensation expense in the period of the change until settlement.

At March 31, 2016, there were no shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
IHC’s Share-based Compensation Plan:
Stock options	$170	$55
Restricted stock units	23	21
SARs	258	(29)

Share-based compensation expense, pre-tax	451	47
Tax benefits	180	19

Share-based compensation expense, net	$271	$28

Stock Options

The IHC’s stock option activity during 2016 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2015	584,080	$9.35
Exercised	-	-
March 31, 2016	584,080	$9.35

In the first quarter of 2016, option agreements affecting 13 employees were modified to extend the expirations of their terms from 2017 to 2019 and as a result, the Company recorded incremental compensation costs of $170,000.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	March 31, 2016
	Outstanding	Exercisable

Number of options	584,080	584,080
Weighted average exercise price per share	$9.35	$9.35
Aggregate intrinsic value for all options (in thousands)	$3,840	$3,840
Weighted average contractual term remaining	2.5 years	2.5 years

As of March 31, 2016, all of IHC’s outstanding stock options are fully vested and all of the related compensation costs have been recognized.

Restricted Stock

At March 31, 2016 and December 31, 2015, there were 14,850 unvested restricted stock units outstanding with a weighted average grant-date fair value of $12.26 per share.

As of March 31, 2016, the total unrecognized compensation expense related to non-vested restricted stock unit awards was $106,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.5 years.

SARs

IHC had 123,000 and 125,850 of SAR awards outstanding at March 31, 2016 and December 31, 2015, respectively. In the first quarter of 2016, 2,850 SARs were exercised with an aggregate intrinsic value of $16,000.  Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 are liabilities of $985,000 and $743,000, respectively, pertaining to SARs.

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

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
AMIC’s Share-based Compensation Plans:
Stock options	$11	$11

Share-based compensation expense, pre-tax	11	11
Tax benefits	4	4

Share-based compensation expense, net	$7	$7

Stock Options

AMIC’s stock option activity for the three months ended March 31, 2016 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2015	71,558	$8.88
Exercised	(13,778)	10.52
March 31, 2016	57,780	$8.49

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of March 31, 2016:

	March 31, 2016
	Outstanding	Exercisable

Number of options	57,780	58,224
Weighted average exercise price per share	$8.49	$8.24
Aggregate intrinsic value for all options (in thousands)	$490	$403
Weighted average contractual term remaining	4.50 years	3.88 years

During the first quarter of 2016, AMIC received $145,000 in cash from the exercise of stock options with aggregate intrinsic values of $(2,000).

As of March 31, 2016, the total unrecognized compensation expense related to AMIC’s non-vested options was $29,000 which will be recognized over the remaining requisite service periods.

Note 13.

Supplemental Disclosures of Cash Flow Information

Net cash payments (receipts) for income taxes were $5,591,000 and $(132,000) during the three months ended March 31, 2016 and 2015.

Cash payments for interest were $505,000 and $438,000 during the three months ended March 31, 2016 and 2015, respectively.

Note 14.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Medical Stop-Loss	$7,850	$54,851
Fully Insured Health	40,087	46,532
Group disability, life and DBL	25,536	20,748
Individual life, annuities and other	751	8,925
Corporate	1,111	49
	75,335	131,105
Net realized investment gains	560	2,000
Total revenues	$75,895	$133,105

Income from continuing operations
before income taxes:
Medical Stop-Loss	$7,802	$4,321
Fully Insured Health(A)	395	1,277
Group disability, life and DBL	6,701	3,215
Individual life, annuities and other (B)	(1,793)	(1,052)
Corporate	(3,740)	(1,760)
	9,365	6,001
Net realized investment gains	560	2,000
Interest expense	(453)	(432)

Income from continuing operations
before income taxes	$9,472	$7,569

(A)

The Fully Insured Health segment includes amortization of intangible assets. Total amortization expense was $340,000 and $263,000 for the three months ended March 31, 2016 and 2015. Amortization expense for the other segments is not material to their operating results.

(B)

For the three months ended March 31, 2016 and 2015, the Individual life, annuities and other segment includes $1,370,000 and $354,000 of amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc.  IHC also owns a significant equity interest in: (i) Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance; and (ii) a managing general underwriter (“MGU”) that writes medical stop-loss. On March 31, 2016, the Company sold IHC Risk Solutions, LLC (“Risk Solutions”), its managing general underwriter of excess or stop-loss insurance. In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016. IHC’s block of Medical Stop-Loss business is in run-off. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.   At March 31, 2016, the Company also owned approximately a 92% interest in American Independence Corp. ("AMIC"). In June 2016, IHC started the necessary proceedings to take AMIC private.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to specialty health, disability and DBL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers and profit commissions.  Management has always focused on managing the costs of its operations and providing its insureds with the best cost-containment tools available.

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Revenues	$75,895	$133,105
Expenses	66,423	125,536

Income from continuing operations before income taxes	9,472	7,569
Income taxes	3,576	2,868

Income from continuing operations	5,896	4,701

Income from discontinued operations	109,770	630

Net income	115,666	5,331

Less: Income from noncontrolling interests in subsidiaries	(9,656)	(112)

Net income attributable to IHC	$106,010	$5,219

o

Income from continuing operations of $.33 per share, diluted, for the three months ended March 31, 2016 compared to $.27 per share, diluted, for the same period in 2015.

o

Consolidated investment yields (on an annualized basis) of 2.8% for the three months ended March 31, 2016 compared to 3.2% for the comparable period in 2015;

o

Book value of $25.08 per common share at March 31, 2016 compared to $18.73 at December 31, 2015.

The following is a summary of key performance information by segment:

o

The Medical Stop-Loss segment reported income before taxes of $7.8 million for the first quarter of 2016 compared to $4.3 million in the same quarter in 2015. The increase is principally due to $2.9 million in ceding commission on coinsurance in the first quarter of 2016 due to the sale of Risk Solutions and exit from the medical stop-loss business, as well as lower loss ratios and a negative expense ratio due to lower than anticipated premium tax expense and other reductions in expenses as a function of the medical stop-loss line being in run-off.

o

Premiums earned decreased $50.0 million for the three months March 31, 2016 when compared to the same periods in 2015. The decrease in premiums earned is primarily due to the sale of Risk Solutions and the 100% coinsurance of the block produced by it as a result of IHC exiting the medical stop-loss business.

o

Underwriting experience for the Medical Stop-Loss segment, as indicated by its U.S. GAAP Combined Ratios, is as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Premiums Earned	$3,753	$53,758
Insurance Benefits, Claims & Reserves	1,833	39,421
Expenses	(1,790)	11,104

Loss Ratio(A)	48.8%	73.3%
Expense Ratio (B)	(47.7)%	20.7%
Combined Ratio (C)	1.1%	94.0%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o

The lower loss ratio and negative expense ratio in 2016 is primarily attributable to the effects of exiting the medical stop-loss business in connection with the sale of Risk Solutions.

•

The Fully Insured Health segment reported $.4 million of income before taxes for the three months ended March 31, 2016 as compared to $1.3 million for the comparable period in 2015;

o

Premiums earned decreased $8.1 million for the three months ended March 31, 2016 over the comparable period in 2015. A decrease in major medical premiums of $10.0 million as a result of the strategic decision to focus on ancillary products was partially offset by increases from broader marketing of our short-term medical scheduled benefit and gap plans and growth in the pet insurance line of business.

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Premiums Earned	$35,167	$43,292
Insurance Benefits, Claims & Reserves	18,169	24,157
Expenses	16,578	16,730

Loss Ratio	51.7%	55.8%
Expense Ratio	47.1%	38.6%
Combined Ratio	98.8%	94.4%

o

Although the loss ratio in 2016 was lower than 2015, the loss ratio would have been 36.7% excluding the occupational accident line of business.   We are strategically evaluating this line of business and taking steps to improve the underwriting results.  Expense ratios are higher in 2016 because of a change in the mix of business from major medical to specialty health products and as a result of the reallocation of certain fixed costs from the medical stop loss line to the specialty health line.

•

Income before taxes from the Group disability, life, annuities and DBL segment increased $3.5 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in the first-quarter results primarily reflects increases in LTD and group term life lines due to increased volume and retentions combined with lower loss ratios;

•

The Individual life, annuities and other segment reported losses before income taxes of $1.8 million for the three months ended March 31, 2016 and $1.1 million for the three months ended March 31, 2015.  The increased losses were related to the accelerated amortization of deferred costs in connection with the assumption of certain ceded life and annuity policies.

•

Losses before tax from the Corporate segment increased $2.0 million in the three months ended March 31, 2016 over the same period of 2015 primarily due to increased legal and accounting expenses; and

•

Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
Gross Direct and Assumed
Earned Premiums:	2016	2015

Medical Stop-Loss	$83,344	$74,480
Fully Insured Health	37,866	47,993
Group disability, life and DBL	30,276	28,696
Individual, life, annuities and other	4,753	6,358

	$156,239	$157,527

	Three Months Ended
	March 31,
Net Direct and Assumed
Earned Premiums:	2016	2015

Medical Stop-Loss	$3,753	$53,758
Fully Insured Health	35,167	43,292
Group disability, life and DBL	23,627	19,936
Individual, life, annuities and other	15	5,128

	$62,562	$122,114

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  During the three months ended March 31, 2016, there were no additions to or changes in the critical accounting policies disclosed in the 2015 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Information by business segment for the three months ended March 31, 2016 and 2015 is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2016	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$3,753	1,036	3,061	1,833	(1,785)	$7,802
Fully Insured Health	35,167	356	4,564	18,169	21,523	395
Group disability,
life and DBL	23,627	1,595	314	10,487	8,348	6,701
Individual life,
annuities and other	15	388	348	254	2,290	(1,793)
Corporate	-	1,061	50	-	4,851	(3,740)
Sub total	$62,562	$4,436	$8,337	$30,743	$35,227	9,365

Net realized investment gains						560
Interest expense on debt						(453)
Income from continuing operations before income taxes						9,472
Income taxes						3,576
Income from continuing operations						$5,896

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2015	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$53,758	1,093	-	39,421	11,109	$4,321
Fully Insured Health	43,292	605	2,635	24,157	21,098	1,277
Group disability,
life and DBL	19,936	771	41	11,345	6,188	3,215
Individual life,
annuities and other	5,128	2,904	893	4,697	5,280	(1,052)
Corporate	-	49	-	-	1,809	(1,760)
Sub total	$122,114	$5,422	$3,569	$79,620	$45,484	6,001

Net realized investment gains						2,000
Interest expense on debt						(432)
Income from continuing operations before income taxes						7,569
Income taxes						2,868
Income from continuing operations						$4,701

Premiums Earned

In the first quarter of 2016, premiums earned decreased $59.5 million over the comparable period of 2015. The decrease is primarily due to: (i) a decrease of $50.0 million in the Stop Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3 and (ii) a decrease of $8.1 million in the Fully Insured Health segment principally as a result of a $10.0.million decrease in premiums from exiting the Major Medical line, a $1.8 million decrease in the fixed indemnity limited benefit line and a $.6 million decrease in international medical business premiums, partially offset by premium increases in the short-term medical and pet lines of business of $3.1 million and $1.0 million, respectively, as a result of higher volume; and (iii) a decrease of $5.1 million in the Individual life, annuities and other segment as a result of business in run-off; partially offset by (iv) a $3.7 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume and retention in the LTD and group term life lines.

Net Investment Income

Total net investment income decreased $1.0 million. The overall annualized investment yields were 2.8% and 3.2% in the first quarter of 2016 and 2015, respectively. The overall decrease was primarily the result of a decrease in investment income on bonds, equities and short-term investments due to cash transferred out in the third quarter of 2015 in connection with a coinsurance and sale transaction, partially offset by cash received in connection with the sale of Risk Solutions in the first quarter of 2016. Additionally, income from partnerships was lower in 2016.

 The annualized investment yields on bonds, equities and short-term investments were 3.0% in both the first quarter of 2016 and 2015. IHC has approximately $224.6 million in highly rated shorter duration securities earning on average 1.2%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $.6 million in 2016 compared to $2.0 million in 2015. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $2.5 million for the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015 primarily due to increased fee income related to the increased ownership in an agency holding company partially offset by decreased fees due to the partial sale and deconsolidation of a previously wholly owned Third Party Administrator in the Fully Insured Health segment.

Other income in the first quarter of 2016 increased $2.3 million from the same period in 2015 primarily due to fees received in conjunction with the administration of the runoff of the Medical Stop Loss segment.

Insurance Benefits, Claims and Reserves

In the first quarter of 2016, insurance benefits, claims and reserves decreased $48.9 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $37.6 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $6.0 million in the Fully Insured Health segment, primarily due to a decrease of $10.3 million in benefits, claims and reserves related to the run-off of the Major Medical business and from $1.2 million in decreased reserves from decreased retention in the international line; partially offset by increases of $4.3 million in claims in the occupational accident lines due to higher claim activity and reserves and increases of $.7 million due to volume in the short term medical line; (iii) a decrease of $4.4 million in the Individual life, annuity and other segment, primarily as a result of business in run-off and (iv) a decrease of $.9 million in benefits, claims and reserves in the group disability, life, annuities and DBL segment, primarily due to decreased loss ratios on group term life and LTD lines and DBL business.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $10.3 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $12.9 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3, (ii) a decrease of $3.0 million in the Individual life, annuity and other segment largely due to lower amortization of deferred costs and general expenses from business in run-off; partially offset by (iii) an increase of $3.0 million in Corporate principally from increased audit, consulting and legal fees, and (iv) an increase of 2.2 million in the group disability, life, annuities and DBL segment primarily due to increased commission expense in the LTD line as a result of volume; and (iv) an increase of $0.4 million in the Fully Insured Health segment.

Income Taxes

The effective tax rate for the three months ended March 31, 2016 of 37.8% was comparable to the rate for the three months ended 2015 of 37.9%.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the three months ended March 31, 2016 or 2015.

Cash Flows

The Company had $145.6 million and $17.5 million of cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

For the three months ended March 31, 2016, operating activities of the Company utilized $21.6 million of cash, $152.7 million was provided for the settlement of investment activities and $2.9 million of cash was utilized for financing activities. The increase in cash from investing is primarily related to the net proceeds of $134.5 from the sale of Risk Solutions. Financing activities include $0.9 million utilized for the repayment of debt, $0.8 million for the payment of dividends and $0.8 million for treasury share purchases.

The Company has $483.2 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2016, cash received from the maturities and other repayments of fixed maturities was $10.3 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $462.1 million at March 31, 2016 compared to $483.1 million at December 31, 2015. The $21.0 million decrease is primarily due to the novation of assumed policies related to the 2015 coinsurance transaction on individual life and annuity business, partially offset by increased amounts from the 2016 coinsurance transaction on the medical stop-loss business. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2016.

In connection with the sale of IHC Risk Solutions, the Company purchased securities with the proceeds from the sale which had not yet settled, producing an increase in amounts due to securities brokers of $98.8 million in the first quarter of 2016.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	March 31,	December 31,
	2016	2015

Medical Stop-Loss	$103,410	$100,088
Fully Insured Health	42,859	41,477
Group Disability	95,130	97,986
Individual A&H and Other	6,501	5,892

	$247,900	$245,443

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

The $108.4 million increase in IHC’s stockholders' equity in the first three months of 2016 is primarily due to the $106.0 million of net income attributable to IHC and $3.0 million of other comprehensive income attributable to IHC, partially offset by $0.8 million of treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $6.4 million at March 31, 2016, 100% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2016, no fixed maturities were invested in non-investment grade fixed maturities. The Company does not have any non-performing fixed maturities at March 31, 2016.

The Company reviews its investments regularly and monitors its investments continually for impairments. There were no securities with fair values less than 80% of their amortized cost at March 31, 2016 and the Company did not record any other-than-temporary impairment losses in the three months ended March 31, 2016 or 2015.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2016. In 2016, the Company recorded $5.3 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2016, is not materially different from that reported in the schedule of such obligations at December 31, 2015 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

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

•

Continued evaluation of strategic transactions.  As a result of the sale of Risk Solutions, we have significant cash.  We plan to redeploy some of this cash in making investments and acquisitions to bolster existing or new lines of business.  Subsequent to March 31, 2016, Specialty Benefits made a $0.6 million investment in a call center that will begin writing substantially all of its specialty health business with carriers affiliated with IHC.  We are currently negotiating several similar transactions.

•

Continued focus on administrative efficiencies, including a reduced operating loss at EHAE.

•

Concluding the process to take AMIC private.

On March 31, 2016, IHC and its subsidiary Independence American Holdings Corp. sold the stock of Risk Solutions.  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured by Westport as of January 1, 2016.  The aggregate purchase price was $152.5 million in cash, subject to adjustments and settlements.  This transaction resulted in a gain of $99.8 million, net of taxes and amounts attributable to noncontrolling interests.  As a result, IHC is highly liquid and has excess capital; however its Medical Stop-Loss line of business will be in run-off, which will have a negative impact on future earnings.

The Company will remain highly liquid in 2016 as a result of the continuing shorter duration of the portfolio. As a result, the yields on our investment portfolio were, and continue to remain, lower than in prior years and investment income may continue to be depressed for 2016. IHC has approximately $224.6 million in highly rated shorter maturity securities earning on average 1.2%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2016 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2015 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and procedures

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

As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2015, management concluded that there was a material weakness in internal control over financial reporting for income taxes. Management determined that we did not maintain effective controls over the accounting for and disclosures of technical accounting matters as they relate to income taxes. Specifically, we did not have (i) sufficient tax accounting resources with adequate knowledge of the Company’s process and controls over financial reporting related to income taxes to effectively design, operate, and document controls over accounting for income taxes, (ii) an adequate risk assessment process related to income tax accounting to identify and appropriately account for income taxes associated with significant, non-routine transactions and (iii) effective process level controls over completeness, existence, accuracy and disclosure of deferred tax balances.

Plan for Remediation of Material Weakness

The Company is actively engaged in evaluating and determining implementation steps to remediate the material weaknesses in internal control over financial reporting identified related to accounting for income taxes. The Company has begun and will continue to (i) augment existing tax staff with additional skilled tax accounting resources and providing additional training to existing staff on the design and operation of tax related financial reporting and corresponding internal controls, (ii) enhance risk assessment processes that operate over accounting for income taxes, with a particular focus on the tax accounting and disclosure for unusual and complex transactions, and (iii) review the processes and controls in place to measure and record transactions related to tax accounting to enhance the effectiveness of the design and operation of those controls. Though the Company has begun to address the remediation efforts described above, until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There has been no change in IHC’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 in Item 1A to Part 1 of Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2014, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. As of March 31, 2016, 274,911 shares were still authorized to be repurchased under the plan.

Share repurchases during the first quarter of 2016 are summarized as follows:

2016
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	-	$-	324,911
February	50,000	$16.42	274,911
March	-	$-	274,911

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

August 1, 2016

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

August 1, 2016

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer