Form 10-Q
period 2016-06-30
INDEPENDENCE HOLDING CO
filed 2016-08-15
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at August 12, 2016
Common stock, $ 1.00 par value	17,170,933 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	16,232	28,285
Trading securities	1,216	1,259
Fixed maturities, available-for-sale	560,135	428,601
Equity securities, available-for-sale	8,941	8,426
Other investments	20,294	21,538
Total investments	606,868	488,159

Cash and cash equivalents	26,624	17,500
Due and unpaid premiums	59,386	69,075
Due from reinsurers	488,337	483,073
Premium and claim funds	24,671	22,015
Goodwill	47,276	47,276
Other assets	44,718	57,934
Assets attributable to discontinued operations (Note 3)	-	12,931

TOTAL ASSETS	$1,297,880	$1,197,963

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims	$247,568	$245,443
Future policy benefits	233,603	270,624
Funds on deposit	150,040	173,350
Unearned premiums	11,747	10,236
Other policyholders' funds	9,695	11,822
Due to reinsurers	81,550	46,355
Accounts payable, accruals and other liabilities	60,406	64,109
Liabilities attributable to discontinued operations (Note 3)	2,410	(15)
Debt	4,025	5,189
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	839,190	865,259

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock (none issued)	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,584,358 and 18,569,183 shares issued; 17,170,933 and
17,265,758 shares outstanding	18,584	18,569
Paid-in capital	128,303	127,733
Accumulated other comprehensive income (loss)	4,054	(3,440)
Treasury stock, at cost; 1,413,425 and 1,303,425 shares	(15,753)	(13,961)
Retained earnings	304,075	194,450

TOTAL IHC STOCKHOLDERS’ EQUITY	439,263	323,351
NONCONTROLLING INTERESTS IN SUBSIDIARIES	19,427	9,353

TOTAL EQUITY	458,690	332,704

TOTAL LIABILITIES AND EQUITY	$1,297,880	$1,197,963

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES:
Premiums earned	$65,627	$120,443	$128,189	$242,557
Net investment income	4,260	4,488	8,696	9,910
Fee income	3,412	4,417	8,491	6,994
Other income	3,379	1,567	6,637	2,559
Net realized investment gains	1,018	2,100	1,578	4,100

	77,696	133,015	153,591	266,120
EXPENSES:
Insurance benefits, claims and reserves	40,477	79,380	71,220	159,000
Selling, general and administrative expenses	29,897	44,954	65,124	90,438
Interest expense on debt	473	478	926	910

	70,847	124,812	137,270	250,348

Income from continuing operations before income taxes	6,849	8,203	16,321	15,772
Income taxes	2,354	2,981	5,930	5,849

Income from continuing operations	4,495	5,222	10,391	9,923

Discontinued operations: (Note 3)
Income (loss) from discontinued operations, before income taxes	-	(82)	117,636	949
Income taxes (benefits) on discontinued operations	(142)	(16)	7,724	385
Income (loss) from discontinued operations	142	(66)	109,912	564

Net income	4,637	5,156	120,303	10,487
Less: Income from noncontrolling interests in subsidiaries	(201)	(124)	(9,857)	(236)

NET INCOME ATTRIBUTABLE TO IHC	$4,436	$5,032	$110,446	$10,251

Basic income per common share: (Note 2)
Income from continuing operations	$.25	$.29	$.59	$.56
Income (loss) from discontinued operations	.01	(.00)	5.83	.03
Basic income per common share	$.26	$.29	$6.42	$.59

WEIGHTED AVERAGE SHARES OUTSTANDING	17,204	17,338	17,223	17,351

Diluted income per common share: (Note 2)
Income from continuing operations	$.25	$.29	$.58	$.56
Income (loss) from discontinued operations	.01	(.00)	5.76	.03
Diluted income per common share	$.26	$.29	$6.34	$.59

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,417	17,501	17,433	17,516

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$4,637	$5,156	$120,303	$10,487
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	7,204	(6,432)	11,907	(5,112)
Tax expense (benefit) on unrealized gains (losses) on available-for-sale securities	2,563	(2,281)	4,248	(1,878)
Unrealized gains (losses) on available-for-sale securities, net of taxes	4,641	(4,151)	7,659	(3,234)

Other comprehensive income (loss), net of tax	4,641	(4,151)	7,659	(3,234)

COMPREHENSIVE INCOME, NET OF TAX	9,278	1,005	127,962	7,253

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(201)	(124)	(9,857)	(236)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (gains) losses on available-for-sale securities, net of tax	(108)	33	(165)	(10)
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	(108)	33	(165)	(10)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(309)	(91)	(10,022)	(246)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$8,969	$914	$117,940	$7,007

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2015	$18,569	$127,733	$(3,440)	$(13,961)	$194,450	$323,351	$9,353	$332,704

Net income					110,446	110,446	9,857	120,303
Other comprehensive
income, net of tax			7,494			7,494	165	7,659
Repurchases of common stock				(1,792)		(1,792)	-	(1,792)
Common stock dividend
($.045 per share)					(773)	(773)	-	(773)
Share-based compensation
expenses and related
tax benefits	15	292				307	-	307
Other capital transactions		278			(48)	230	52	282

BALANCE AT
JUNE 30, 2016	$18,584	$128,303	$4,054	$(15,753)	$304,075	$439,263	$19,427	$458,690

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$120,303	$10,487
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on disposal of discontinued operations, net of tax	(109,447)	-
Amortization of deferred acquisition costs	173	2,888
Net realized investment gains	(1,578)	(4,100)
Equity (income) loss from equity method investments	24	(577)
Depreciation and amortization	958	1,173
Deferred tax expense	1,062	1,052
Other	4,700	2,999
Changes in assets and liabilities:
Net (purchases) sales of trading securities	3,180	2,173
Change in insurance liabilities	(22,650)	9,603
Change in amounts due from reinsurers	(5,264)	11,646
Change in premium and claim funds	(2,657)	47
Change in current income tax liability	(1,303)	3,890
Change in due and unpaid premiums	9,689	(3,845)
Other operating activities	(8,954)	(3,824)

Net change in cash from operating activities	(11,764)	33,612

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales of securities under resale agreements	12,053	(6,639)
Sales of equity securities	-	9,187
Purchases of equity securities	-	(4,423)
Sales of fixed maturities	159,973	377,835
Maturities and other repayments of fixed maturities	30,892	32,019
Purchases of fixed maturities	(305,798)	(437,826)
Proceeds on sales of subsidiaries, net of cash divested	130,950	-
Acquisition of subsidiary, net of cash acquired	-	511
Other investing activities	(2,824)	(693)

Net change in cash from investing activities	25,246	(30,029)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(1,792)	(667)
Cash paid in acquisitions of noncontrolling interests	-	(1,734)
Withdrawals of investment-type insurance contracts	(978)	(1,191)
Repayments of debt	(1,164)	-
Dividends paid	(780)	(609)
Other financing activities	356	144

Net change in cash from financing activities	(4,358)	(4,057)

Net change in cash and cash equivalents	9,124	(474)
Cash and cash equivalents, beginning of year	17,500	23,408

Cash and cash equivalents, end of period	$26,624	$22,934

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 53% of IHC's outstanding common stock at June 30, 2016.

(B)

Consolidation

American Independence Corp.

American Independence Corp. (“AMIC”) is an insurance holding company engaged in the insurance and reinsurance business. At June 30, 2016 and December 31, 2015, the Company owned approximately 91% and 92%, respectively, of the outstanding common stock of AMIC. IHC intends to take AMIC private on or about August 31, 2016 by way of a statutory “short-form" merger.  As a result, IHC will indirectly own all of the outstanding shares of AMIC’s common stock.

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of changes in the Company’s ownership interests in its subsidiaries on IHC’s equity for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Changes in IHC’s paid-in capital:
Purchase of AMIC shares	$-	$-	$-	$(199)
Purchase remaining IPA Family, LLC interests	-	311	-	311

Net transfers from noncontrolling interests	$-	$311	$-	$112

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

On March 31, 2016, the Company sold Risk Solutions, its managing general underwriter of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims (“Medical Stop-Loss”). In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016. IHC’s block of medical stop-loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualifies for reporting as discontinued operations in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. The assets, liabilities, and related income and expenses associated with the disposal group are presented as discontinued operations in the accompanying condensed consolidated financial statements and Notes thereto. The results of discontinued operations reflect the operations of the disposed MGUs. See Note 3 for more information. The run-off of IHC’s remaining block of medical stop-loss business is in continuing operations.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the results to be anticipated for the entire year.

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

In March 2016, the FASB issued guidance that simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 2.

Income Per Common Share

Diluted earnings per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 213,000 and 210,000 shares for the three months and six months ended June 30, 2016, respectively; and 163,000 and 165,000 shares for the three months and six months ended June 30, 2015, respectively.

The following is a reconciliation of income available to common shareholders used to calculate income per share for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Income from continuing operations	$4,495	$5,222	$10,391	$9,923
Less: Income from continuing operations attributable to
noncontrolling interests	(199)	(125)	(305)	(195)

Income from continuing operations attributable to IHC
common shareholders	$4,296	$5,097	$10,086	$9,728

Income (loss) from discontinued operations	$142	$(66)	$109,912	$564
Less: (Income) loss from discontinued operations attributable to
noncontrolling interests	(2)	1	(9,552)	(41)

Income (loss) from discontinued operations attributable to
IHC common shareholders	$140	$(65)	$100,360	$523

Note 3.

Discontinued Operations

On March 31, 2016, IHC and its subsidiary Independence American sold the stock of Risk Solutions to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements. Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life and other IHC subsidiaries. The Company recorded a gain of $99,934,000, net of taxes and amounts attributable to noncontrolling interests, as a result of the transaction. The aforementioned transaction, which includes the sale of Risk Solutions and the corresponding coinsurance agreement, is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  IHC’s block of Medical Stop-Loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualifies for reporting as discontinued operations in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. Aside from reinsurance and marketing of Westport small group stop-loss, there will be no further involvement with the discontinued operation.

The following is a reconciliation of the major line items constituting the pretax profit of discontinued operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$-	$90	$6,406	$1,250
Selling, general and administrative expenses	-	172	5,689	301

Pretax profit (loss) of discontinued operations	-	(82)	717	949
Gain on disposal of discontinued
operations, pretax	-	-	116,919	-

Income (loss) from discontinued operations,
before income taxes	-	(82)	117,636	949
Income taxes (benefits) on discontinued operations	(142)	(16)	7,724	385

Income (loss) from discontinued operations	$142	$(66)	$109,912	$564

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities for discontinued operations for the periods indicated (in thousands):

	June 30, 2016	December 31, 2015

Major classes of assets included in discontinued operations:
Cash	$-	$1,671
Goodwill	-	5,664
Intangible assets	-	919
Other assets	-	4,677

Assets attributable to discontinued operations	$-	$12,931

Major classes of liabilities included in discontinued operations:
Accounts payable and accrued liabilities	$2,410	$(15)

Liabilities attributable to discontinued operations	$2,410	$(15)

Total operating cash flows from discontinued operations for the three months and six months ended June 30, 2016 were $0 and $339,000, respectively, and were $(1,178,000) and $(1,062,000) for the three months and six months ended June 30, 2015, respectively. The Company elected to classify the proceeds received from the sale of discontinued operations in the investing activities section of the Condensed Consolidated Statement of Cash Flows.

In connection with the Risk Solutions Sale and Coinsurance Transaction in March 2016, AMIC utilized a significant amount of its Federal NOL carryforwards and made a corresponding adjustment to its valuation allowance (see Note 9). On a consolidated basis, the Company recorded income taxes on discontinued operations of $7,724,000 for the six months ended June 30, 2016, consisting of $5,777,000 of state taxes and $1,947,000 of Federal taxes, net of a $38,419,000 decrease in AMIC’s valuation allowance.

Note  4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	June 30, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$238,318	$3,773	$(3,218)	$238,873
CMOs - residential (1)	2,820	78	-	2,898
U.S. Government obligations	76,216	538	(1)	76,753
Agency MBS - residential (2)	29	1	-	30
GSEs (3)	10,638	2	(162)	10,478
States and political subdivisions	208,894	6,310	(921)	214,283
Foreign government obligations	5,675	75	(42)	5,708
Redeemable preferred stocks	11,454	62	(404)	11,112

Total fixed maturities	$554,044	$10,839	$(4,748)	$560,135

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,926	$337	$(1)	$5,262
Nonredeemable preferred stocks	3,588	95	(4)	3,679

Total equity securities	$8,514	$432	$(5)	$8,941

	December 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$172,621	$93	$(5,868)	$166,846
CMOs - residential (1)	3,068	2	(14)	3,056
CMOs - commercial	899	296	-	1,195
U.S. Government obligations	44,738	120	(64)	44,794
Agency MBS - residential (2)	34	1	-	35
GSEs (3)	11,814	2	(254)	11,562
States and political subdivisions	194,364	2,159	(1,857)	194,666
Foreign government obligations	2,318	12	(6)	2,324
Redeemable preferred stocks	4,036	101	(14)	4,123

Total fixed maturities	$433,892	$2,786	$(8,077)	$428,601

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,926	$-	$(142)	$4,784
Nonredeemable preferred stocks	3,588	56	(2)	3,642

Total equity securities	$8,514	$56	$(144)	$8,426

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$12,176	$12,085
Due after one year through five years	169,922	170,784
Due after five years through ten years	187,341	190,815
Due after ten years	171,118	173,045
CMOs and MBSs	13,487	13,406

	$554,044	$560,135

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	June 30, 2016

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$20,570	$83	$54,794	$3,135	$75,364	$3,218
U.S. Government obligations	28,247	1	-	-	28,247	1
GSEs	-	-	10,520	162	10,520	162
States and political subdivisions	31,983	256	24,447	665	56,430	921
Foreign government obligations	3,253	42	-	-	3,253	42
Redeemable preferred stocks	3,358	404	-	-	3,358	404
Total fixed maturities	87,411	786	89,761	3,962	177,172	4,748

Common stocks	501	1	-	-	501	1
Nonredeemable preferred stocks	1,323	4	-	-	1,323	4
Total equity securities	1,824	5	-	-	1,824	5

Total temporarily impaired
securities	$89,235	$791	$89,761	$3,962	$178,996	$4,753

Number of securities in an
unrealized loss position	27		29		56

	December 31, 2015

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$101,903	$2,559	$55,217	$3,309	$157,120	$5,868
CMO’s - residential	2,867	14	-	-	2,867	14
U.S. Government obligations	19,809	64	-	-	19,809	64
GSEs	6,539	128	4,997	126	11,536	254
States and political subdivisions	68,898	780	31,351	1,077	100,249	1,857
Foreign government obligations	484	6	-	-	484	6
Redeemable preferred stocks	3,749	14	-	-	3,749	14
Total fixed maturities	204,249	3,565	91,565	4,512	295,814	8,077

Common stocks	4,784	142	-	-	4,784	142
Nonredeemable preferred stocks	1,324	2	-	-	1,324	2
Total equity securities	6,108	144	-	-	6,108	144

Total temporarily impaired
securities	$210,357	$3,709	$91,565	$4,512	$301,922	$8,221

Number of securities in an
unrealized loss position	99		31		130

Substantially all of the unrealized losses on fixed maturities available-for-sale at June 30, 2016 and December 31, 2015 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

Net realized investment gains are as follows for periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Available-for-sale securities:
Fixed maturities	$993	$2,114	$1,621	$3,414
Common stocks	-	-	-	1,465
Total sales of available-for-sale securities	993	2,114	1,621	4,879

Trading securities	-	86	-	(421)
Total realized gains	993	2,200	1,621	4,458

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	26	(101)	(44)	(352)
Total unrealized gains (losses) on trading securities	26	(101)	(44)	(352)

Gains (losses) on other investments	(1)	1	1	(6)

Net realized investment gains	$1,018	$2,100	$1,578	$4,100

For the three months and six months ended June 30, 2016, proceeds from sales of available-for-sale securities were $127,942,000 and $159,436,000, respectively, and the Company realized gross gains of $1,238,000 and $1,853,000, respectively, and gross losses of $164,000 and $181,000, respectively, on those sales. For the three months and six months ended June 30, 2015, proceeds from sales of available-for-sale securities were $279,598,000 and $386,013,000, respectively, and the Company realized gross gains of $2,659,000 and $5,773,000, respectively, and gross losses of $460,000 and $642,000, respectively, on those sales.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1H(iv) to the Consolidated Financial Statements in the 2015 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities. The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first six months of 2016 or 2015.

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Balance at beginning of year	$-	$473	$473	$473
Securities sold	-	- -	(473)	- -

Balance at end of period	$-	$473	$-	$473

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$238,873	$-	$238,873
CMOs - residential	-	2,898	-	2,898
US Government obligations	-	76,753	-	76,753
Agency MBS - residential	-	30	-	30
GSEs	-	10,478	-	10,478
States and political subdivisions	-	212,176	2,107	214,283
Foreign government obligations	-	5,708	-	5,708
Redeemable preferred stocks	11,112	-	-	11,112
Total fixed maturities	11,112	546,916	2,107	560,135

Equity securities available-for-sale:
Common stocks	5,262	-	-	5,262
Nonredeemable preferred stocks	3,679	-	-	3,679
Total equity securities	8,941	-	-	8,941

Trading securities - equities	1,216	-	-	1,216
Total trading securities	1,216	-	-	1,216

Total Financial Assets	$21,269	$546,916	$2,107	$570,292

FINANCIAL LIABILITIES:
Contingent liabilities	$-	$-	$1,445	$1,445

Total Financial Liabilities	$-	$-	$1,445	$1,445

	December 31, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$166,846	$-	$166,846
CMOs - residential	-	3,056	-	3,056
CMOs - commercial	-	-	1,195	1,195
US Government obligations	-	44,794	-	44,794
Agency MBS - residential	-	35	-	35
GSEs	-	11,562	-	11,562
States and political subdivisions	-	192,487	2,179	194,666
Foreign government obligations	-	2,324	-	2,324
Redeemable preferred stocks	4,123	-	-	4,123
Total fixed maturities	4,123	421,104	3,374	428,601

Equity securities available-for-sale:
Common stocks	4,784	-	-	4,784
Nonredeemable preferred stocks	3,642	-	-	3,642
Total equity securities	8,426	-	-	8,426

Trading securities - equities	1,259	-	-	1,259
Total trading securities	1,259	-	-	1,259

Total Financial Assets	$13,808	$421,104	$3,374	$438,286

FINANCIAL LIABILITIES:
Interest rate swap	$-	$11	$-	$11
Contingent liabilities	-	-	1,650	1,650
Total Financial Liabilities	$-	$11	$1,650	$1,661

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.

The Company did not transfer any securities between Level 1, Level 2 or Level 3 in either 2016 or 2015. The following tables present the changes in fair value of our Level 3 financial instruments for the periods indicated (in thousands):

	Three Months Ended June 30, 2016
	Financial Assets:		Financial Liabilities
	States and	Total		Total
	Political	Level 3	Contingent	Level 3
	Subdivisions	Assets	Liabilities	Liabilities

Beginning balance	$2,143	$2,143	$1,555	$1,555

Gains (losses) included in earnings:
Net investment income	-	-	(110)	(110)

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(10)	(10)	-	-

Repayments and amortization of
fixed maturities	(26)	(26)	-	-
Sales	-	-	-	-

Balance at end of period	$2,107	$2,107	$1,445	$1,445

	Six Months Ended June 30, 2016
	Financial Assets:			Financial Liabilities
		States and	Total		Total
	CMOs	Political	Level 3	Contingent	Level 3
	Commercial	Subdivisions	Assets	Liabilities	Liabilities

Beginning balance	$1,195	$2,179	$3,374	$1,650	$1,650

Gains (losses) included in earnings:
Net investment income	-	-	-	(743)	(743)
Net realized investment gains	141	-	141	-	-
Other income	-	-	-	538	538

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(296)	(21)	(317)	-	-

Repayments and amortization of
fixed maturities	(74)	(51)	(125)	-	-
Sales	(966)	-	(966)	-	-

Balance at end of period	$-	$2,107	$2,107	$1,445	$1,445

	Three Months Ended June 30, 2015
		States and	Total
	CMOs	Political	Level 3
	Commercial	Subdivisions	Assets

Beginning balance	$1,016	$2,281	$3,297

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	217	(12)	205

Repayments and amortization of fixed maturities	-	(21)	(21)

Balance at end of period	$1,233	$2,248	$3,481

	Six Months Ended June 30, 2015
		States and	Total
	CMOs	Political	Level 3
	Commercial	Subdivisions	Assets

Beginning balance	$953	$2,314	$3,267

Gains (losses) included in other comprehensive income (loss):
Net unrealized gains (losses)	280	(25)	255

Repayments and amortization of fixed maturities	-	(41)	(41)

Balance at end of period	$1,233	$2,248	$3,481

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	June 30, 2016		December 31, 2015
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$38	$38	$38	$38

FINANCIAL LIABILITIES:
Funds on deposit	$150,286	$150,040	$173,625	$173,350
Debt and junior subordinated
debt securities	$42,125	$42,171	$43,283	$43,335

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $8,927,000 carrying value in these equity investments that are included in other investments in the Condensed Consolidated Balance Sheet as of June 30, 2016.

Note 7.

Related Party Transactions

Through a joint venture consummated in 2015, the Company has a significant equity interest in Ebix

Health Exchange. Ebix Health Exchange administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange was $8,771,000 and 9,838,000 at June 30, 2016 and December 31, 2015, respectively.  Ebix Health Exchange reported a net loss of $367,000 and $1,188,000 for the three months and six months ended June 30, 2016, respectively. The Company recorded $257,000 and $445,000 of the losses in earnings for the three months and six months ended June 30, 2016, respectively; and reduced the contingent liability, previously recognized on the acquisition date, by $110,000 and $743,000, respectively, during the three months and six months ended June 30, 2016 representing cash operating losses.

The Company’s Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 include $2,930,000 and $1,397,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $1,970,000 and $405,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively.  The Company’s Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2016 include $89,000 and $202,000, respectively, of fee income from Ebix Health Exchange, and include $1,338,000 and $2,585,000, respectively, of administrative fee expenses to Ebix Health Exchange, which are included in fee income and selling, general and administrative expenses. There are no comparable amounts for the three months and six months ended June 30, 2015.

Note 8.

Goodwill and Other Intangible Assets

Certain prior year balances of goodwill and intangible assets were reclassified to assets attributable to discontinued operations on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2015 to conform to the 2016 presentation (see Notes 1 and 3).

The carrying amount of goodwill was $47,276,000 at June 30, 2016 and December 31, 2015.

The Company has net other intangible assets of $13,907,000 and $14,598,000 at June 30, 2016 and December 31, 2015, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	June 30, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$18,201	$13,120	$18,201	$12,497
Trademarks	1,000	151	1,000	83
Total finite-lived	$19,201	$13,271	$19,201	$12,580

	June 30,	December 31,
	2016	2015
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Amortization expense was $351,000 and $691,000 for the three months and six months ended June 30, 2016, respectively, and was $382,000 and $645,000 for the three months and six months ended June 30, 2015.

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

As a result of the Risk Solutions Sale and Coinsurance Transaction (see Note 3), AMIC utilized approximately $109,770,000 of its operating loss carryforwards. At June 30, 2016, AMIC had remaining net operating loss carryforwards of approximately $147,551,000 for federal income tax purposes, which expire in varying amounts through the year 2028, with a significant portion expiring in 2020.

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

Note 11.

Stockholders’ Equity

Treasury Stock

In 2016, IHC repurchased an aggregate 110,000 shares of its common stock in private transactions for $1,792,000.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Beginning balance	$(479)	$901	$(3,440)	$22

Other comprehensive income (loss) before reclassifications	5,280	(2,783)	8,704	(89)
Amounts reclassified from accumulated OCI	(639)	(1,368)	(1,045)	(3,145)
Net other comprehensive income	4,641	(4,151)	7,659	(3,234)

Less: Other comprehensive income attributable
to noncontrolling interests	(108)	33	(165)	(10)
Acquired from noncontrolling interests	-	-	-	5

Ending balance	$4,054	$(3,217)	$4,054	$(3,217)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	2016	2015

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$993	$2,114	$1,621	$4,879

Income before income tax	993	2,114	1,621	4,879
Tax effect	354	746	576	1,734

Net income	$639	$1,368	$1,045	$3,145

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

At June 30, 2016, there were no shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
IHC’s Share-based Compensation Plan:
Stock options	$-	$-	$170	$55
Restricted stock units	21	23	44	44
SARs	209	(28)	467	(57)

Share-based compensation expense, pre-tax	230	(5)	681	42
Tax benefits	91	(2)	271	17

Share-based compensation expense, net	$139	$(3)	$410	$25

Stock Options

The IHC’s stock option activity during 2016 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2015	584,080	$9.35
Exercised	(7,750)	9.09
June 30, 2016	576,330	$9.35

In 2016, option agreements affecting 13 employees were modified to extend the expirations of their terms from 2017 to 2019 and as a result, the Company recorded incremental compensation costs of $170,000. In 2016, IHC received $70,000 in cash from the exercise of stock options with an aggregate intrinsic value of $56,000 and realized $12,000 of tax benefits.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	June 30, 2016
	Outstanding	Exercisable

Number of options	576,330	576,330
Weighted average exercise price per share	$9.35	$9.35
Aggregate intrinsic value for all options (in thousands)	$4,969	$4,969
Weighted average contractual term remaining	2.3 years	2.3 years

As of June 30, 2016, all of IHC’s outstanding stock options are fully vested and all of the related compensation costs have been recognized.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2016:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2015	14,850	$12.26
Vested	(7,425)	12.24

June 30, 2016	7,425	$12.28

The total fair value of restricted stock that vested during the first six months of 2016 and 2015 was $120,000 and $89,000, respectively. No restricted stock awards were granted in 2016. In 2015, IHC granted 7,425 restricted stock awards during the six months ended June 30 with weighted average grant-date fair values of $11.78.

As of June 30, 2016, the total unrecognized compensation expense related to non-vested restricted stock unit awards was $85,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.6 years.

SARs

IHC had 73,150 and 125,850 of SAR awards outstanding at June 30, 2016 and December 31, 2015, respectively. In 2016, 52,700 SARs were exercised with an aggregate intrinsic value of $436,000.  Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 are liabilities of $775,000 and $743,000, respectively, pertaining to SARs.

B)

AMIC Share-Based Compensation Plans

Under the terms of the AMIC’s stock-based compensation plan, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms are ten years; and vesting periods range from three to four years.  The Company may also grant shares of restricted stock, stock appreciation rights and share-based performance awards.  Restricted shares are valued at the quoted market price of the shares at the date of grant, and have three year vesting periods.

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the AMIC share-based compensation plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
AMIC’s Share-based Compensation Plans:
Stock options	$11	$11	$21	$22

Share-based compensation expense, pre-tax	11	11	21	22
Tax benefits	4	4	7	8

Share-based compensation expense, net	$7	$7	$14	$14

Stock Options

AMIC’s stock option activity for the six months ended June 30, 2016 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2015	71,558	$8.88
Exercised	(30,446)	8.62
June 30, 2016	41,112	$9.07

The following table summarizes information regarding AMIC’s outstanding and exercisable options as of June 30, 2016:

	June 30, 2016
	Outstanding	Exercisable

Number of options	41,112	36,667
Weighted average exercise price per share	$9.07	$8.86
Aggregate intrinsic value for all options (in thousands)	$636	$575
Weighted average contractual term remaining	4.21 years	3.76 years

In 2016, AMIC received $262,000 in cash from the exercise of stock options with an aggregate intrinsic value of $212,000.

As of June 30, 2016, the total unrecognized compensation expense related to AMIC’s non-vested options was $19,000 which will be recognized over the remaining requisite service periods.

Note 13.

Supplemental Disclosures of Cash Flow Information

Net cash payments (receipts) for income taxes were $5,694,000 and $571,000 during the six months ended June 30, 2016 and 2015.

Cash payments for interest were $957,000 and $881,000 during the six months ended June 30, 2016 and 2015, respectively.

Note 14.

 Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Medical Stop-Loss (A)	$8,114	$52,139	$15,964	$106,990
Fully Insured Health	41,683	49,631	81,770	96,163
Group disability, life and DBL	25,677	20,727	51,213	41,475
Individual life, annuities and other (A)	585	8,375	1,336	17,300
Corporate	619	43	1,730	92
	76,678	130,915	152,013	262,020
Net realized investment gains	1,018	2,100	1,578	4,100
Total revenues	$77,696	$133,015	$153,591	$266,120

Income from continuing operations
before income taxes:
Medical Stop-Loss (A)	$3,948	$4,637	$11,750	$8,958
Fully Insured Health(B)	1,990	1,555	2,385	2,832
Group disability, life and DBL	1,509	3,159	8,210	6,374
Individual life, annuities and other (A)(C)	315	(1,333)	(1,478)	(2,385)
Corporate	(1,458)	(1,437)	(5,198)	(3,197)
	6,304	6,581	15,669	12,582
Net realized investment gains	1,018	2,100	1,578	4,100
Interest expense	(473)	(478)	(926)	(910)
Income from continuing operations
before income taxes	$6,849	$8,203	$16,321	$15,772

(A)

Substantially all of the business in the segment is coinsured. The current year’s activity primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)

The Fully Insured Health segment includes amortization of intangible assets. Total amortization expense was $351,000 and $382,000 for the three months ended June 30, 2016 and 2015, respectively, and was $691,000 and $645,000, respectively, for the six months ended June 30, 2016 and 2015. Amortization expense for the other segments is not material to their operating results.

(C)

The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $283,000 and $62,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,653,000 and $416,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc.  IHC also owns a significant equity interest in: (i) Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance; and (ii) a managing general underwriter (“MGU”) that writes medical stop-loss. On March 31, 2016, the Company sold IHC Risk Solutions, LLC (“Risk Solutions”), its managing general underwriter of excess or stop-loss insurance. In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016. IHC’s block of Medical Stop-Loss business is in run-off. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.   At June 30, 2016, the Company also owned approximately a 91% interest in American Independence Corp. ("AMIC").

IHC intends to take AMIC private on or about August 31, 2016 by way of a statutory “short-form" merger.  As a result, IHC will indirectly own all of the outstanding shares of AMIC’s common stock.

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

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$77,696	$133,015	$153,591	$266,120
Expenses	70,847	124,812	137,270	250,348

Income from continuing operations before income taxes	6,849	8,203	16,321	15,772
Income taxes	2,354	2,981	5,930	5,849

Income from continuing operations	4,495	5,222	10,391	9,923

Income (loss) from discontinued operations	142	(66)	109,912	564

Net income	4,637	5,156	120,303	10,487

Less: Income from noncontrolling interests in subsidiaries	(201)	(124)	(9,857)	(236)

Net income attributable to IHC	$4,436	$5,032	$110,446	$10,251

o

Income from continuing operations of $.25 per share, diluted, for the three months ended June 30, 2016 compared to $.29 per share, diluted, for the same period in 2015.   Income from continuing operations of $.58 per share, diluted, for the six months ended June 30, 2016 compared to $.56 per share, diluted, for the same period in 2015.

o

Consolidated investment yields (on an annualized basis) of 2.8% for both the three months and six months ended June 30, 2016, compared to 2.5% and 2.8% for the comparable periods in 2015, respectively;

o

Book value of $25.58 per common share at June 30, 2016 compared to $18.73 at December 31, 2015.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $3.9 million and $11.8 million for the second quarter and six months of 2016, respectively. Income from the Medical Stop-loss segment in 2016 is principally due to ceding commissions on coinsurance due to the sale of Risk Solutions and exit from the medical stop-loss business. Premiums earned and amounts recorded for benefits, claims and reserves in the Medical Stop-Loss segment during 2016 represent the activity of the remaining blocks of medical stop-loss business in run-off. In 2015, the Medical Stop-Loss segment reported income before taxes of $4.6 million and $9.0 million for second quarter and first six months, respectively.

•

The Fully Insured Health segment reported $2.0 million of income before taxes for the three months ended June 30, 2016 compared to $1.6 million for the same period in 2015; and reported $2.4 million of income before taxes for the six months ended June 30, 2016 compared to $2.8 million for the same period in 2015.

o

For the three months and six months ended June 30, 2016, premiums earned decreased $6.6 million and $14.8 million over the comparable periods in 2015. Major medical premiums

o

decreased $9.6 million and $19.5 million for the three months and six months ended June 30, 2016, respectively. As a result of the strategic decision to focus on ancillary products, this decrease was partially offset by increases from broader marketing of our short-term medical, scheduled benefit and gap plans and growth in the pet insurance line of business.

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Fully Insured segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Premiums Earned	$37,539	$44,159	$72,706	$87,451
Insurance Benefits, Claims & Reserves	20,479	24,768	38,648	48,925
Expenses	15,953	17,123	32,531	33,854

Loss Ratio (A)	54.6%	56.1%	53.2%	55.9%
Expense Ratio (B)	42.5%	38.8%	44.7%	38.7%
Combined Ratio (C)	97.1%	94.9%	97.9%	94.6%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o

Although the loss ratio in 2016 was lower than 2015, the loss ratio would have been 46.1% for the six months ended June 30, 2016 excluding the occupational accident line of business.   We are strategically evaluating this line of business and taking steps to improve the underwriting results.  Expense ratios are higher in 2016 because of a change in the mix of business from major medical to specialty health products and as a result of the reallocation of certain fixed costs from the medical stop loss line to the specialty health line.

•

Income before taxes from the Group disability, life and DBL segment decreased $1.7 million for the three months ended June 30, 2016, and increased $1.8 million for the six months ended June 30, 2016 compared to the same periods in 2015. The decrease in second-quarter results is primarily the result of extremely favorable loss ratios in 2015 and more normalized loss ratios in the second quarter of 2016. The overall increase for the six months is primarily due to increased volume;

•

Losses before income taxes from the Individual life, annuities and other segment decreased $1.6 million and $0.9 million for the three months and six months ended June 30, 2016, respectively, primarily because substantially all of the life and annuity blocks were ceded in the third quarter of 2015. Current year activity primarily consists of the amortization of the related reinsurance costs.

•

Losses before tax from the Corporate segment for the second quarter of 2016 were comparable to the same quarter in 2015. Losses before tax from the Corporate segment for the six months ended June 30, 2016 increased $2.0 million over the same period in 2015 primarily due to compensation costs that vary with changes in book value and increased audit and consulting fees; and

•

Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gross Direct and Assumed
Earned Premiums:	2016	2015	2016	2015

Medical Stop-Loss	$75,581	$73,090	$158,925	$147,570
Fully Insured Health	39,823	47,092	77,689	95,085
Group disability, life and DBL	30,427	28,872	60,703	57,568
Individual, life, annuities and other	3,954	6,054	8,707	12,412

	$149,785	$155,108	$306,024	$312,635

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Direct and Assumed
Earned Premiums:	2016	2015	2016	2015

Medical Stop-Loss	$4,250	$51,231	$8,003	$104,989
Fully Insured Health	37,539	44,159	72,706	87,451
Group disability, life and DBL	23,842	20,064	47,469	40,000
Individual, life, annuities and other	(4)	4,989	11	10,117

	$65,627	$120,443	$128,189	$242,557

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  During the six months ended June 30, 2016, there were no additions to or changes in the critical accounting policies disclosed in the 2015 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Information by business segment for the three months ended June 30, 2016 and 2015 is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2016	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$4,250	804	3,060	4,534	(368)	$3,948
Fully Insured Health	37,539	707	3,437	20,479	19,214	1,990
Group disability,
life and DBL	23,842	1,651	184	15,064	9,104	1,509
Individual life,
annuities and other	(4)	479	110	400	(130)	315
Corporate	-	619	-	-	2,077	(1,458)
Sub total	$65,627	$4,260	$6,791	$40,477	$29,897	6,304

Net realized investment gains						1,018
Interest expense on debt						(473)
Income from continuing operations before income taxes						6,849
Income taxes						2,354
Income from continuing operations						$4,495

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2015	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$51,231	908	-	38,242	9,260	$4,637
Fully Insured Health	44,159	532	4,940	24,768	23,308	1,555
Group disability,
life and DBL	20,064	630	33	11,491	6,077	3,159
Individual life,
annuities and other	4,989	2,375	1,011	4,879	4,829	(1,333)
Corporate	-	43	-	-	1,480	(1,437)
Sub total	$120,443	$4,488	$5,984	$79,380	$44,954	6,581

Net realized investment gains						2,100
Interest expense on debt						(478)
Income from continuing operations before income taxes						8,203
Income taxes						2,981
Income from continuing operations						$5,222

Premiums Earned

In the second quarter of 2016, premiums earned decreased $54.8 million over the comparable period of 2015. The decrease is primarily due to: (i) a decrease of $47.0 million in the Stop Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $6.6 million in the Fully Insured Health segment principally as a result of a $9.6.million decrease in premiums from exiting the Major Medical line, a $2.3 million decrease in the fixed indemnity limited benefit line and a $.7 million decrease in international medical business premiums, partially offset by premium increases in the short-term medical and pet lines of business of $5.0 million and $1.0 million, respectively, as a result of higher volume; and (iii) a decrease of $5.0 million in the Individual life, annuities and other segment as a result of business in run-off; partially offset by (iv) a $3.8 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume and retention in the LTD line and increased volume in the DBL line.

Net Investment Income

Total net investment income decreased $0.2 million. The overall annualized investment yields were 2.8% and 2.5% in the second quarter of 2016 and 2015, respectively. The higher yield in in the second quarter of 2016 was offset by a lower amount of invested assets due to cash transferred out in the third quarter of 2015 in connection with a coinsurance and sale transaction, partially offset by cash received in connection with the sale of Risk Solutions in the first quarter of 2016. The overall decrease was primarily due to a decrease in income from partnerships and policy loans in 2016.

 The annualized investment yields on bonds, equities and short-term investments were 2.8% and 2.5% in the second quarter of 2016 and 2015, respectively. IHC has approximately $207.6 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $1.0 million in 2016 compared to $2.1 million in 2015. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $1.0 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015 primarily due to increased fee income related to the increased ownership in an agency holding company partially offset by decreased fees due to the partial sale and deconsolidation of a previously wholly owned Third Party Administrator in the Fully Insured Health segment.

Other income in the second quarter of 2016 increased $1.8 million from the same period in 2015 primarily due to fees received in conjunction with the ceding of the Medical Stop Loss business.

Insurance Benefits, Claims and Reserves

In the second quarter of 2016, insurance benefits, claims and reserves decreased $38.9 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $33.7 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $4.3 million in the Fully Insured Health segment, primarily due to a decrease of $5.1 million in benefits, claims and reserves related to the run-off of the Major Medical business, a $1.5 million decrease in fixed indemnity due to lower volume, and a $1.1 million  decrease in reserves in the international line due to lower retention; partially offset by an increase of $3.4 million in the short term medical line due to increased volume; and (iii) a decrease of $4.5 million in the Individual life, annuity and other segment, primarily as a result of business in run-off; partially offset by (iv) an increase of $3.6 million in benefits, claims and reserves in the group disability, life, annuities and DBL segment, primarily due to increased retentions and higher loss ratios on LTD lines and higher volume in DBL business.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $15.1 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $9.7 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $4.1 million in the Fully Insured Health segment primarily due to decreased expenses from the run-off of Major Medical, partially offset by an increase in expenses due to increased volume in the short term medical line; and (iii) a decrease of $4.9 million in the Individual life, annuity and other segment largely due to business in run-off; partially offset by (iv) an increase of 3.0 million in the group disability, life, annuities and DBL segment primarily due to increased commission and other expenses in the LTD line as a result of higher volume and retentions; and  (v) an increase of $0.6 million in Corporate expenses due to compensation costs that vary with changes in book value.

Income Taxes

The effective tax rate for the three months ended June 30, 2016 was 34.4% compared to 36.3% for the same period in 2015. The decrease is primarily the result of lower amounts of non-deductible expenses as a result of the Affordable Care Act and lower state taxes as a percentage of consolidated income, partially offset by an increase in benefits from tax-advantaged securities.

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Information by business segment for the six months ended June 30, 2016 and 2015 is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2016	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$8,003	1,840	6,121	6,367	(2,153)	$11,750
Fully Insured Health	72,706	1,063	8,001	38,648	40,737	2,385
Group disability,
life and DBL	47,469	3,246	498	25,551	17,452	8,210
Individual life,
annuities and other	11	867	458	654	2,160	(1,478)
Corporate	-	1,680	50	-	6,928	(5,198)
Sub total	$128,189	$8,696	$15,128	$71,220	$65,124	15,669

Net realized investment gains						1,578
Interest expense on debt						(926)
Income from continuing operations before income taxes						16,321
Income taxes						5,930
Income from continuing operations						$10,391

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2015	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$104,989	2,001	-	77,663	20,369	$8,958
Fully Insured Health	87,451	1,137	7,575	48,925	44,406	2,832
Group disability,
life and DBL	40,000	1,401	74	22,836	12,265	6,374
Individual life,
annuities and other	10,117	5,279	1,904	9,576	10,109	(2,385)
Corporate	-	92	-	-	3,289	(3,197)
Sub total	$242,557	$9,910	$9,553	$159,000	$90,438	12,582

Net realized investment gains						4,100
Interest expense on debt						(910)
Income from continuing operations before income taxes						15,772
Income taxes						5,849
Income from continuing operations						$9,923

Premiums Earned

In the first six months of 2016, premiums earned decreased $114.4 million over the comparable period of 2015. The decrease is primarily due to: (i) a decrease of $97.0 million in the Stop Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $14.8 million in the Fully Insured Health segment principally as a result of a $19.5 million decrease in premiums from exiting the Major Medical line, a $4.1 million decrease in the fixed indemnity limited benefit line, and a $1.3 million decrease in international medical business premiums due to lower retention, partially offset by premium increases in the short-term medical and pet lines of business of $8.1 million and $2.1 million, respectively, as a result of higher volume; and (iii) a decrease of $10.1 million in the Individual life, annuities and other segment as a result of business in run-off; partially offset by (iv) a $7.5 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume and retention in the LTD and group term life lines and increased volume in DBL business.

Net Investment Income

Total net investment income decreased $1.2 million. The overall annualized investment yields were 2.8% in the first six months of both 2016 and 2015. The overall decrease was primarily the result of a decrease in investment income on bonds, equities and short-term investments due to cash transferred out in the third quarter of 2015 in connection with a coinsurance and sale transaction, partially offset by cash received in connection with the sale of Risk Solutions in the first quarter of 2016. Additionally, income from partnerships and policy loans was lower in 2016.

 The annualized investment yields on bonds, equities and short-term investments were 2.9% and 2.7% in the first six months of 2016 and 2015, respectively. IHC has approximately $207.6 million in highly rated shorter duration securities earning on average 1.4%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $1.6 million in the first six months of 2016 compared to $4.1 million in 2015. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $1.5 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015 primarily due to increased fee income related to the increased ownership in an agency holding company partially offset by decreased fees due to the partial sale and deconsolidation of a previously wholly owned Third Party Administrator in the Fully Insured Health segment.

Other income in the first six months of 2016 increased $4.1 million from the same period in 2015 primarily due to fees received in conjunction with the ceding of the Medical Stop Loss business.

Insurance Benefits, Claims and Reserves

In the first six months of 2016, insurance benefits, claims and reserves decreased $87.8 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $71.3 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $10.3 million in the Fully Insured Health segment, primarily due to a decrease of $14.9 million in benefits, claims and reserves related to the run-off of the Major Medical business, a $1.9 million decrease due to lower volume in the fixed indemnity  business, and a $2.3 million decrease due to lower retention in the international line; partially offset by increases of $3.5 million in claims in the occupational accident lines due to higher claim activity and increases of $4.1 million and $1.0 million due to volume in the short term medical and pet lines; and (iii) a decrease of $8.9 million in the Individual life, annuity and other segment, primarily as a result of business in run-off; partially offset by (iv) a, increase of $2.7 million in benefits, claims and reserves in the group disability, life, annuities and DBL segment, primarily due to an increased retentions and higher loss ratios on LTD lines and increased volume in DBL business.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $25.3 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $22.5 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3, (ii) a decrease of $3.7 million in the Fully Insured Health segment primarily due to decreased expenses from the run-off of Major Medical, partially offset by an increase in expenses due to increased volume in the short term medical line; and (iii) a decrease of $7.9 million in the Individual life, annuity and other segment largely due to lower general expenses from business in run-off; partially offset by (iv) an increase of 5.2 million in the group disability, life, annuities and DBL segment primarily due to increased commission and other expenses in the LTD line as a result of volume; and (v) an increase of $3.6 million in Corporate principally from increased compensation costs that vary with changes in book value, in addition to higher audit and consulting fees in 2016.

Income Taxes

The effective tax rate for the six months ended June 30, 2016 was 36.3% compared to 37.1% for the same period in 2015. The decrease is primarily the result of lower amounts of non-deductible expenses as a result of the Affordable Care Act.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the six months ended June 30, 2016 or 2015.

Cash Flows

The Company had $26.6 million and $17.5 million of cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

For the six months ended June 30, 2016, operating activities of the Company utilized $11.8 million of cash, $25.2 million was provided by investment activities and $4.4 million of cash was utilized for financing activities. The increase in cash from investing is primarily related to the proceeds from the sale of Risk Solutions net of amounts subsequently invested in available-for-sale securities. Financing activities include $1.2 million utilized for the repayment of debt, $0.8 million for the payment of dividends and $1.8 million for treasury share purchases.

The Company has $481.2 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2016, cash received from the maturities and other repayments of fixed maturities was $30.9 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $488.3 million at June 30, 2016 compared to $483.1 million at December 31, 2015. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2016.

Total investments increased $118.7 million primarily as a result of the proceeds from the Risk Solutions Sale and Coinsurance Transaction.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	June 30,	December 31,
	2016	2015

Medical Stop-Loss	$99,421	$100,088
Fully Insured Health	45,378	41,477
Group Disability	96,589	97,986
Individual A&H and Other	6,180	5,892

	$247,568	$245,443

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

The $115.9 million increase in IHC’s stockholders' equity in the first six months of 2016 is primarily due to the $110.4 million of net income attributable to IHC and $7.5 million of other comprehensive income attributable to IHC, partially offset by $1.8 million of treasury stock purchases and $0.8 million of common stock dividends.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $4.8 million at June 30, 2016, 100% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2016, no fixed maturities were invested in non-investment grade fixed maturities. The Company does not have any non-performing fixed maturities at June 30, 2016.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the six months ended June 30, 2016 or 2015. The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2016 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$1,824	$-	$-	$1,824

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2016. In 2016, the Company recorded $13.5 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2016, is not materially different from that reported in the schedule of such obligations at December 31, 2015 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For the balance of 2016, we anticipate:

•

A continued decrease in premiums and earnings due to exiting the medical stop-loss business as a result of the closing of the Risk Solutions Sale and Coinsurance Transaction.

•

Continued significant increase in specialty health premiums (including short-term and supplemental health products, such as dental, accidental medical, gap and critical illness products), and continued decrease in major medical premiums, which is in run-off. Increasing emphasis on direct-to-consumer and career advisor distribution initiatives as we believe this will be a growing means for selling health insurance in the coming years, and accompanying start-up costs of expanding our sales through our call center, career model (including our Aspira A Mas outreach to the Hispanic community) and transactional websites.

•

If a rule proposed by certain departments of the federal government is enacted as published, the duration of short-term medical (STM) products may be regulated by the federal government.  We do not anticipate any negative impact from this proposed rule in 2016, and we believe if it is adopted that we may see a shift in sales in 2017 from STM and to our hospital indemnity products, which may benefit IHC overall.

•

Increasing retention in our group life and disability lines of business. We expect a continuation of the increase in premiums from group long-term and short-term disability driven by higher retention amounts and a full year of premiums generated by a relatively new distribution partnership.

•

Continued evaluation of strategic transactions.  As a result of the sale of Risk Solutions, we have significant cash.  We plan to redeploy some of this cash in making investments and acquisitions to bolster existing or new lines of business.  Specialty Benefits has made two minority investments in call centers that have begun writing substantially all of their specialty health business with carriers affiliated with IHC.  We are currently negotiating another similar transaction which we anticipate could close this year.

•

Continued focus on administrative efficiencies, including a reduced operating loss at Ebix Health Exchange.

•

We anticipate that we will take AMIC private on or about August 31, 2016.

On March 31, 2016, IHC and its subsidiary Independence American Holdings Corp. sold the stock of Risk Solutions.  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured by Westport as of January 1, 2016.  The aggregate purchase price was $152.5 million in cash, subject to adjustments and settlements.  This transaction resulted in a gain of $99.9 million, net of taxes and amounts attributable to noncontrolling interests.  As a result, IHC is highly liquid and has excess capital; however its Medical Stop-Loss line of business is in run-off, which will have a negative impact on future earnings.

The Company will remain highly liquid in 2016 as a result of the continuing shorter duration of the portfolio. IHC has approximately $207.6 million in highly rated shorter maturity securities earning on average 1.4%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2016 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2015 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2015, management concluded that there were material weaknesses in internal control over financial reporting for income taxes. Management determined that we did not maintain effective controls over the accounting for and disclosures of technical accounting matters as they relate to income taxes. Specifically, we did not have (i) sufficient tax accounting resources with adequate knowledge of the Company’s process and controls over financial reporting related to income taxes to effectively design, operate, and document controls over accounting for income taxes, (ii) an adequate risk assessment process related to income tax accounting to identify and appropriately account for income taxes associated with significant, non-routine transactions and (iii) effective process level controls over completeness, existence, accuracy and disclosure of deferred tax balances.

Plan for Remediation of Material Weaknesses

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

Changes in Internal Control Over Financial Reporting

There has been no change in IHC’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2014, the Board of Directors authorized the repurchase of up to 500,000 shares of IHC’s common stock, in addition to prior authorizations, under the 1991 plan. As of June 30, 2016, 214,911 shares were still authorized to be repurchased under the plan and, in August 2016, the Board of Directors increased the number of shares that can be repurchased up to 3,000,000.

Share repurchases during the second quarter of 2016 are summarized as follows:

2016
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	-	$-	274,911
May	-	$-	274,911
June	60,000	$16.18	214,911

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

August 15, 2016

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

August 15 , 2016

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer