Form 10-Q
period 2016-09-30
INDEPENDENCE HOLDING CO
filed 2016-11-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at November 7, 2016
Common stock, $ 1.00 par value	17,067,875 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$8,151	$50
Securities purchased under agreements to resell	11,282	28,285
Trading securities	1,135	1,259
Fixed maturities, available-for-sale	472,348	428,601
Equity securities, available-for-sale	6,685	8,426
Other investments	21,178	21,538
Total investments	520,779	488,159

Cash and cash equivalents	79,208	17,500
Due and unpaid premiums	57,454	69,075
Due from reinsurers	478,845	483,073
Premium and claim funds	25,881	22,015
Goodwill	41,573	47,276
Other assets	47,065	57,934
Assets attributable to discontinued operations (Note 3)	-	12,931

TOTAL ASSETS	$1,250,805	$1,197,963

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims	$242,819	$245,443
Future policy benefits	233,261	270,624
Funds on deposit	150,651	173,350
Unearned premiums	11,567	10,236
Other policyholders' funds	9,797	11,822
Due to reinsurers	66,577	46,355
Accounts payable, accruals and other liabilities	55,930	64,109
Liabilities attributable to discontinued operations (Note 3)	408	(15)
Debt	-	5,189
Junior subordinated debt securities	38,146	38,146

TOTAL LIABILITIES	809,156	865,259

STOCKHOLDERS’ EQUITY:
IHC STOCKHOLDERS' EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,585,858 and 18,569,183 shares issued; 17,067,875 and
17,265,758 shares outstanding	18,586	18,569
Paid-in capital	126,001	127,733
Accumulated other comprehensive income (loss)	3,448	(3,440)
Treasury stock, at cost; 1,517,983 and 1,303,425 shares	(17,483)	(13,961)
Retained earnings	308,415	194,450

TOTAL IHC STOCKHOLDERS’ EQUITY	438,967	323,351
NONCONTROLLING INTERESTS IN SUBSIDIARIES	2,682	9,353

TOTAL EQUITY	441,649	332,704

TOTAL LIABILITIES AND EQUITY	$1,250,805	$1,197,963

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES:
Premiums earned	$67,335	$119,038	$195,524	$361,595
Net investment income	4,004	3,920	12,700	13,830
Fee income	4,050	2,201	12,541	9,195
Other income	2,261	5,790	8,898	8,349
Gain on sale of subsidiary to joint venture	-	10,161	-	10,161
Net realized investment gains (losses)	2,367	(1,109)	3,945	2,991
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(1,475)	(228)	(1,475)	(228)
Portion of losses recognized in other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings	(1,475)	(228)	(1,475)	(228)

	78,542	139,773	232,133	405,893
EXPENSES:
Insurance benefits, claims and reserves	38,277	74,218	109,497	233,218
Selling, general and administrative expenses	32,823	43,202	97,947	133,640
Interest expense on debt	440	444	1,366	1,354

	71,540	117,864	208,810	368,212

Income from continuing operations before income taxes	7,002	21,909	23,323	37,681
Income taxes	2,636	7,750	8,566	13,599

Income from continuing operations	4,366	14,159	14,757	24,082

Discontinued operations: (Note 3)
Income from discontinued operations, before income taxes	-	1,305	117,636	2,254
Income taxes on discontinued operations	-	576	7,724	961
Income from discontinued operations	-	729	109,912	1,293

Net income	4,366	14,888	124,669	25,375
Less: Income from noncontrolling interests in subsidiaries	(43)	(128)	(9,900)	(364)

NET INCOME ATTRIBUTABLE TO IHC	$4,323	$14,760	$114,769	$25,011

Basic income per common share: (Note 2)
Income from continuing operations	$.25	$.81	$.84	$1.37
Income from discontinued operations	.00	.04	5.84	.07
Basic income per common share	$.25	$.85	$6.68	$1.44

WEIGHTED AVERAGE SHARES OUTSTANDING	17,120	17,292	17,189	17,331

Diluted income per common share: (Note 2)
Income from continuing operations	$.25	$.81	$.83	$1.36
Income from discontinued operations	.00	.04	5.77	.07
Diluted income per common share	$.25	$.85	$6.60	$1.43

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,340	17,457	17,402	17,496

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$4,366	$14,888	$124,669	$25,375
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(1,173)	2,982	10,734	(2,130)
Tax expense (benefit) on unrealized gains (losses) on available-for-sale securities	(418)	1,060	3,830	(818)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(755)	1,922	6,904	(1,312)

Other comprehensive income (loss), net of tax	(755)	1,922	6,904	(1,312)

COMPREHENSIVE INCOME, NET OF TAX	3,611	16,810	131,573	24,063

Comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(43)	(128)	(9,900)	(364)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (gains) losses on available-for-sale securities, net of tax	47	(51)	(118)	(61)
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	47	(51)	(118)	(61)

COMPREHENSIVE (INCOME) LOSS, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4	(179)	(10,018)	(425)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$3,615	$16,631	$121,555	$23,638

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2015	$18,569	$127,733	$(3,440)	$(13,961)	$194,450	$323,351	$9,353	$332,704

Net income					114,769	114,769	9,900	124,669
Other comprehensive
income, net of tax			6,786			6,786	118	6,904
Repurchases of common stock				(3,522)		(3,522)	-	(3,522)
Purchases of noncontrolling
interests		(2,332)	102			(2,230)	(15,911)	(18,141)
Common stock dividend
($.045 per share)					(773)	(773)	-	(773)
Share-based compensation
expenses and related
tax benefits	17	322				339	-	339
Distributions to noncontrolling
interests						-	(847)	(847)
Other capital transactions		278			(31)	247	69	316

BALANCE AT
SEPTEMBER 30, 2016	$18,586	$126,001	$3,448	$(17,483)	$308,415	$438,967	$2,682	$441,649

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$124,669	$25,375
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on disposal of discontinued operations, net of tax	(109,447)	-
Gain on sale of subsidiary to joint venture	-	(10,161)
Gain on disposition of assets	-	(5,053)
Amortization of deferred acquisition costs	245	3,446
Net realized investment gains	(3,945)	(2,991)
Other-than-temporary impairment losses	1,475	228
Equity (income) loss from equity method investments	7	(579)
Depreciation and amortization	1,482	1,740
Deferred tax expense	2,565	(7,070)
Other	6,683	4,988
Changes in assets and liabilities:
Net (purchases) sales of trading securities	3,180	160
Change in insurance liabilities	(41,713)	(17,627)
Change in deferred acquisition costs	(217)	26,827
Change in amounts due from reinsurers	4,227	(203,570)
Change in premium and claim funds	(4,835)	(3,556)
Change in current income tax liability	(6,550)	17,376
Change in due and unpaid premiums	11,621	(6,360)
Other operating activities	(6,200)	656

Net change in cash from operating activities	(16,753)	(176,171)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	(8,104)	-
Net (purchases) sales of securities under resale agreements	17,003	5,708
Sales of equity securities	2,429	9,187
Purchases of equity securities	-	(4,423)
Sales of fixed maturities	335,562	601,187
Maturities and other repayments of fixed maturities	35,505	36,505
Purchases of fixed maturities	(406,348)	(491,069)
Acquisition of subsidiary, net of cash acquired	-	511
Proceeds on sales/deconsolidation of subsidiaries, net of cash divested	137,115	3,524
Proceeds from sale of assets	-	8,000
Change in policy loans	-	10,629
Proceeds on sales of other investments	2,064	-
Purchases of other investments	(3,371)	-
Other investing activities	(3,433)	(1,035)

Net change in cash from investing activities	108,422	178,724

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(3,522)	(1,722)
Cash paid in acquisitions of noncontrolling interests	(18,141)	(1,734)
Withdrawals of investment-type insurance contracts	(1,447)	(1,756)
Repayments of debt	(4,789)	(2,137)
Dividends paid	(1,588)	(1,392)
Other financing activities	(474)	220

Net change in cash from financing activities	(29,961)	(8,521)

Net change in cash and cash equivalents	61,708	(5,968)
Cash and cash equivalents, beginning of year	17,500	23,408

Cash and cash equivalents, end of period	$79,208	$17,440

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 54% of IHC's outstanding common stock at September 30, 2016.

(B)

Consolidation

AMIC Holdings, Inc.

AMIC Holdings, Inc., formerly known as American Independence Corp., (“AMIC”) is an insurance holding company engaged in the insurance and reinsurance business. At December 31, 2015, the Company owned approximately 92% of its outstanding common stock. On August 31, 2016, IHC took AMIC private by way of a statutory “short-form" merger. The Company paid $18,141,000 for the remaining shares of AMIC common stock owned by noncontrolling interests and as a result, the Company now owns all of the outstanding common stock of AMIC. In connection with the transaction, $2,230,000 was charged to paid-in capital representing: (i) the difference between the fair value of the consideration paid for the shares and the carrying amount of noncontrolling interests; plus (ii) specific, direct costs of the transaction.

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of changes in the Company’s ownership interests in its subsidiaries on IHC’s equity for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Changes in IHC’s paid-in capital:
Purchase of AMIC shares	$(2,230)	$-	$(2,230)	$(199)
Purchase remaining IPA Family, LLC interests	-	-	-	311

Net transfers from noncontrolling interests	$(2,230)	$-	$(2,230)	$112

 (C)

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements include the accounts of IHC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. IHC’s annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements.

On March 31, 2016, the Company sold Risk Solutions, its managing general underwriter of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims (“Medical Stop-Loss”). In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016. IHC’s block of medical stop-loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as discontinued operations in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. The assets, liabilities, and related income and expenses associated with the disposal group are presented as discontinued operations in the accompanying condensed consolidated financial statements and Notes thereto. The results of discontinued operations reflect the operations of the disposed MGUs. See Note 3 for more information. The run-off of IHC’s remaining block of medical stop-loss business is in continuing operations.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results to be anticipated for the entire year.

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

Recently Issued Accounting Standards Not Yet Adopted

In October 2016, the FASB issued guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption and are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued guidance that changes how certain cash receipts and cash payments are presented and classified in the cash flows statement. The amendments in this Update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued guidance requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. An allowance for credit losses will be deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected with changes in the allowance recorded in earnings. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than a write-down, which would be limited to the amount by which fair value is below the amortized cost. Certain existing requirements used to evaluate credit losses have been removed. For public entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The amendments in this Update should be applied through a cumulative effect adjustment to retained earnings upon adoption as of the beginning of the first reporting period in which the guidance is effective. Management has not yet determined the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

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

In May 2015, the FASB issued guidance requiring additional disclosures for short-duration contracts regarding the liability for unpaid claims and claim adjustment expenses. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact the disclosures will have on the Company’s consolidated financial statements.

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

Note 2.

Income Per Common Share

Diluted earnings per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 220,000 and 213,000 shares for the three months and nine months ended September 30, 2016, respectively; and 165,000 shares for both the three months and nine months ended September 30, 2015, respectively.

The following is a reconciliation of income available to common shareholders used to calculate income per share for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Income from continuing operations	$4,366	$14,159	$14,757	$24,082
Less: Income from continuing operations attributable to
noncontrolling interests	(43)	(82)	(348)	(277)

Income from continuing operations attributable to IHC
common shareholders	$4,323	$14,077	$14,409	$23,805

Income (loss) from discontinued operations	$-	$729	$109,912	$1,293
Less: (Income) loss from discontinued operations attributable to
noncontrolling interests	-	(46)	(9,552)	(87)

Income (loss) from discontinued operations attributable to
IHC common shareholders	$-	$683	$100,360	$1,206

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

The following is a reconciliation of the major line items constituting the pretax profit of discontinued operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$-	$645	$6,406	$1,895
Selling, general and administrative expenses	-	(660)	5,689	(359)

Pretax profit (loss) of discontinued operations	-	1,305	717	2,254
Gain on disposal of discontinued
operations, pretax	-	-	116,919	-

Income (loss) from discontinued operations,
before income taxes	-	1,305	117,636	2,254
Income taxes (benefits) on discontinued operations	-	576	7,724	961

Income (loss) from discontinued operations	$-	$729	$109,912	$1,293

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities for discontinued operations for the periods indicated (in thousands):

	September 30, 2016	December 31, 2015

Major classes of assets included in discontinued operations:
Cash	$-	$1,671
Goodwill	-	5,664
Intangible assets	-	919
Other assets	-	4,677

Assets attributable to discontinued operations	$-	$12,931

Major classes of liabilities included in discontinued operations:
Accounts payable and accrued liabilities	$408	$(15)

Liabilities attributable to discontinued operations	$408	$(15)

Total operating cash flows from discontinued operations for the three months and nine months ended September 30, 2016 were $0 and $339,000, respectively, and were $677,000 and $(385,000) for the three months and nine months ended September 30, 2015, respectively. The Company elected to classify the proceeds received from the sale of discontinued operations in the investing activities section of the Condensed Consolidated Statement of Cash Flows.

In connection with the Risk Solutions Sale and Coinsurance Transaction in March 2016, AMIC utilized a significant amount of its Federal NOL carryforwards and made a corresponding adjustment to its valuation allowance (see Note 10). On a consolidated basis, the Company recorded income taxes on discontinued operations of $7,724,000 for the nine months ended September 30, 2016, consisting of $5,777,000 of state taxes and $1,947,000 of Federal taxes, net of a $38,419,000 decrease in AMIC’s valuation allowance.

Note  4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	September 30, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$200,741	$2,307	$(1,431)	$201,617
CMOs - residential (1)	6,295	68	-	6,363
U.S. Government obligations	33,819	292	(26)	34,085
Agency MBS - residential (2)	25	1	-	26
GSEs (3)	10,401	1	(222)	10,180
States and political subdivisions	199,031	4,932	(984)	202,979
Foreign government obligations	5,618	93	(58)	5,653
Redeemable preferred stocks	11,454	92	(101)	11,445

Total fixed maturities	$467,384	$7,786	$(2,822)	$472,348

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$2,717	$301	$-	$3,018
Nonredeemable preferred stocks	3,588	98	(19)	3,667

Total equity securities	$6,305	$399	$(19)	$6,685

	December 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$172,621	$93	$(5,868)	$166,846
CMOs - residential (1)	3,068	2	(14)	3,056
CMOs - commercial	899	296	-	1,195
U.S. Government obligations	44,738	120	(64)	44,794
Agency MBS - residential (2)	34	1	-	35
GSEs (3)	11,814	2	(254)	11,562
States and political subdivisions	194,364	2,159	(1,857)	194,666
Foreign government obligations	2,318	12	(6)	2,324
Redeemable preferred stocks	4,036	101	(14)	4,123

Total fixed maturities	$433,892	$2,786	$(8,077)	$428,601

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,926	$-	$(142)	$4,784
Nonredeemable preferred stocks	3,588	56	(2)	3,642

Total equity securities	$8,514	$56	$(144)	$8,426

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$11,684	$11,681
Due after one year through five years	112,394	112,991
Due after five years through ten years	154,702	157,923
Due after ten years	171,883	173,184
CMOs and MBSs	16,721	16,569

	$467,384	$472,348

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	September 30, 2016

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$24,023	$225	$30,032	$1,206	$54,055	$1,431
U.S. Government obligations	18,229	26	-	-	18,229	26
GSEs	-	-	10,160	222	10,160	222
States and political subdivisions	38,919	363	24,875	621	63,794	984
Foreign government obligations	3,666	58	-	-	3,666	58
Redeemable preferred stocks	-	-	3,662	101	3,662	101
Total fixed maturities	84,837	672	68,729	2,150	153,566	2,822

Nonredeemable preferred stocks	1,308	19	-	-	1,308	19
Total equity securities	1,308	19	-	-	1,308	19

Total temporarily impaired
securities	$86,145	$691	$68,729	$2,150	$154,874	$2,841

Number of securities in an
unrealized loss position	39		28		67

	December 31, 2015

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$101,903	$2,559	$55,217	$3,309	$157,120	$5,868
CMO’s - residential	2,867	14	-	-	2,867	14
U.S. Government obligations	19,809	64	-	-	19,809	64
GSEs	6,539	128	4,997	126	11,536	254
States and political subdivisions	68,898	780	31,351	1,077	100,249	1,857
Foreign government obligations	484	6	-	-	484	6
Redeemable preferred stocks	3,749	14	-	-	3,749	14
Total fixed maturities	204,249	3,565	91,565	4,512	295,814	8,077

Common stocks	4,784	142	-	-	4,784	142
Nonredeemable preferred stocks	1,324	2	-	-	1,324	2
Total equity securities	6,108	144	-	-	6,108	144

Total temporarily impaired
securities	$210,357	$3,709	$91,565	$4,512	$301,922	$8,221

Number of securities in an
unrealized loss position	99		31		130

Substantially all of the unrealized losses on fixed maturities available-for-sale at September 30, 2016 and December 31, 2015 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

Net realized investment gains are as follows for periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Available-for-sale securities:
Fixed maturities	$2,226	$122	$3,847	$3,536
Common stocks	220	-	220	1,465
Total sales of available-for-sale securities	2,446	122	4,067	5,001

Trading securities	-	(703)	-	(1,124)
Total realized gains	2,446	(581)	4,067	3,877

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(80)	(530)	(124)	(882)
Total unrealized gains (losses) on trading securities	(80)	(530)	(124)	(882)

Gains (losses) on other investments	1	2	2	(4)

Net realized investment gains	$2,367	$(1,109)	$3,945	$2,991

For the three months and nine months ended September 30, 2016, proceeds from sales of available-for-sale securities were $179,735,000 and $339,171,000, respectively, and the Company realized gross gains of $2,668,000 and $4,521,000, respectively, and gross losses of $94,000 and $275,000, respectively, on those sales. For the three months and nine months ended September 30, 2015, proceeds from sales of available-for-sale securities were $226,350,000 and $612,363,000, respectively, and the Company realized gross gains of $301,000 and $6,074,000, respectively, and gross losses of $148,000 and $790,000, respectively, on those sales.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1H(iv) to the Consolidated Financial Statements in the 2015 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities. In the three months and nine months ended September 30, 2016, the Company recognized an other-than-temporary impairment loss of $1,475,000 on certain fixed maturities available-for-sale due to credit losses. The Company determined it is more likely than not that we will sell the securities before recovery of their amortized cost basis. The Company recognized $228,000 of other-than-temporary impairment losses in earnings on equity securities available-for-sale during the three months and nine months ended September 30, 2015 due to the length of time and extent an equity security was below cost.

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Balance at beginning of year	$-	$473	$473	$473
Securities sold	-	-	(473)	-

Balance at end of period	$-	$473	$-	$473

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$201,617	$-	$201,617
CMOs - residential	-	6,363	-	6,363
US Government obligations	-	34,085	-	34,085
Agency MBS - residential	-	26	-	26
GSEs	-	10,180	-	10,180
States and political subdivisions	-	200,909	2,070	202,979
Foreign government obligations	-	5,653	-	5,653
Redeemable preferred stocks	11,445	-	-	11,445
Total fixed maturities	11,445	458,833	2,070	472,348

Equity securities available-for-sale:
Common stocks	3,018	-	-	3,018
Nonredeemable preferred stocks	3,667	-	-	3,667
Total equity securities	6,685	-	-	6,685

Trading securities - equities	1,135	-	-	1,135
Total trading securities	1,135	-	-	1,135

Total Financial Assets	$19,265	$458,833	$2,070	$480,168

FINANCIAL LIABILITIES:
Contingent liabilities	$-	$-	$356	$356

Total Financial Liabilities	$-	$-	$356	$356

	December 31, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$166,846	$-	$166,846
CMOs - residential	-	3,056	-	3,056
CMOs - commercial	-	-	1,195	1,195
US Government obligations	-	44,794	-	44,794
Agency MBS - residential	-	35	-	35
GSEs	-	11,562	-	11,562
States and political subdivisions	-	192,487	2,179	194,666
Foreign government obligations	-	2,324	-	2,324
Redeemable preferred stocks	4,123	-	-	4,123
Total fixed maturities	4,123	421,104	3,374	428,601

Equity securities available-for-sale:
Common stocks	4,784	-	-	4,784
Nonredeemable preferred stocks	3,642	-	-	3,642
Total equity securities	8,426	-	-	8,426

Trading securities - equities	1,259	-	-	1,259
Total trading securities	1,259	-	-	1,259

Total Financial Assets	$13,808	$421,104	$3,374	$438,286

FINANCIAL LIABILITIES:
Interest rate swap	$-	$11	$-	$11
Contingent liabilities	-	-	1,650	1,650
Total Financial Liabilities	$-	$11	$1,650	$1,661

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

The Company did not transfer any securities between Level 1, Level 2 or Level 3 in either 2016 or 2015. The following tables present the changes in fair value of our Level 3 financial instruments for the periods indicated (in thousands):

	Three Months Ended September 30, 2016
	Financial Assets:		Financial Liabilities:
	States and	Total		Total
	Political	Level 3	Contingent	Level 3
	Subdivisions	Assets	Liabilities	Liabilities

Beginning balance	$2,107	$2,107	$1,445	$1,445

Increases (decreases) recognized in earnings:
Net investment income	-	-	(204)	(204)
Other income	-	-	(185)	(185)

(Gains) losses included in other
comprehensive income (loss):
Net unrealized gains (losses)	(10)	(10)	-	-

Payment of contingent liability	-	-	(700)	(700)
Repayments and amortization of
fixed maturities	(27)	(27)	-	-
Sales	-	-	-	-

Balance at end of period	$2,070	$2,070	$356	$356

	Nine Months Ended September 30, 2016
	Financial Assets:			Financial Liabilities:
		States and	Total		Total
	CMOs	Political	Level 3	Contingent	Level 3
	Commercial	Subdivisions	Assets	Liabilities	Liabilities

Beginning balance	$1,195	$2,179	$3,374	$1,650	$1,650

Increases (decreases) recognized in earnings:
Net investment income	-	-	-	(947)	(947)
Net realized investment gains	141	-	141	-	-
Other income	-	-	-	353	353

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(296)	(31)	(327)	-	-

Payment of contingent liability	-	-		(700)	(700)
Repayments and amortization of
fixed maturities	(74)	(78)	(152)	-	-
Sales	(966)	-	(966)	-	-

Balance at end of period	$-	$2,070	$2,070	$356	$356

	Three Months Ended September 30, 2015
	Financial Assets:			Financial Liabilities:
		States and	Total		Total
	CMOs-	Political	Level 3	Contingent	Level 3
	Commercial	Subdivisions	Assets	Liabilities	Liabilities

Beginning balance	$1,233	$2,248	$3,481	$1,000	$1,000

Increases (decreases) recognized in earnings:
Gain on sale of subsidiary to
joint venture	-	-	-	1,281	1,281
Net investment income	-	-	-	(102)	(102)

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	45	(11)	34	-	-

Repayments and amortization of
of fixed maturities	-	(22)	(22)	-	-

Balance at end of period	$1,278	$2,215	$3,493	$2,179	$2,179

	Nine Months Ended September 30, 2015
	Financial Assets:			Financial Liabilities:
		States and	Total		Total
	CMOs	Political	Level 3	Contingent	Level 3
	Commercial	Subdivisions	Assets	Liabilities	Liabilities

Beginning Balance	$953	$2,314	$3,267	$-	$-

Assumed in acquisition	-	-	-	1,000	1,000

Increases (decreases) recognized in earnings:
Gain on sale of subsidiary to
joint venture	-	-	-	1,281	1,281
Net investment income	-	-	-	(102)	(102)

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	325	(36)	289	-	-

Repayments and amortization of
fixed maturities	-	(63)	(63)	-	-

Balance at end of period	$1,278	$2,215	$3,493	$2,179	$2,179

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	September 30, 2016		December 31, 2015
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL ASSETS:
Policy loans	$38	$38	$38	$38

FINANCIAL LIABILITIES:
Funds on deposit	$150,889	$150,651	$173,625	$173,350
Debt and junior subordinated
debt securities	$38,146	$38,146	$43,283	$43,335

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

Note 6.

Variable Interest Entities

The Company has a noncontrolling interest in certain limited partnerships that we have determined to be Variable Interest Entities (“VIEs”).  The aforementioned VIEs are not required to be consolidated in the Company’s condensed consolidated financial statements as we are not the primary beneficiary since we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance.

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $9,207,000 carrying value in these equity investments and we have no future funding obligations to them. These investments are included in other investments in the Condensed Consolidated Balance Sheet as of September 30, 2016.

Note 7.

Related Party Transactions

Through a joint venture consummated in 2015, the Company has a significant equity interest in Ebix Health Exchange. Ebix Health Exchange administers various lines of health insurance for IHC’s insurance subsidiaries. Effective July 1, 2016, Ebix, Inc. (“Ebix”) a non-related party and international supplier of On-Demand software and E-commerce services to the insurance, financial and healthcare industries, exercised its right to increase its ownership in Ebix Health Exchange thereby purchasing an additional 11% of Ebix Health Exchange for $2,000,000. As a result of the transaction, the Company’s ownership interest in Ebix Health Exchange decreased to 49%. IHC and Ebix have equal voting interest on the Board of Managers of Ebix Health Exchange. IHC is obligated to fund any negative cash flow through December 31, 2016 in the form of a loan to the joint venture. Any remaining balance of the loan at December 31, 2016 will be converted to capital.

 The carrying value of the Company’s equity investment in Ebix Health Exchange was $6,123,000 and $9,838,000 at September 30, 2016 and December 31, 2015, respectively.  Ebix Health Exchange reported a net loss of $468,000 and $1,656,000 for the three months and nine months ended September 30, 2016, respectively. The Company recorded $264,000 and $709,000 of the losses in earnings for the three months and nine months ended September 30, 2016, respectively; and reduced the contingent liability, previously recognized on the acquisition date, by $204,000 and $947,000, respectively, during the three months and nine months ended September 30, 2016 representing cash operating losses.

The Company’s Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 include $3,649,000 and $1,397,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $2,936,000 and $405,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively.  The Company’s Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2016 include $86,000 and $288,000, respectively, of fee income from Ebix Health Exchange, and include $1,547,000 and $4,132,000, respectively, of administrative fee expenses to Ebix Health Exchange, which are included in fee income and selling, general and administrative expenses. The Company’s Condensed Consolidated Statements of Income include $25,000 in fee income from, and $362,000 of administrative fee expenses to, Ebix Health Exchange which are included in fee income and selling, general and administrative expenses, respectively, for the three months and nine months ended September 30, 2015.

Note 8.

Deconsolidation

On September 30, 2016, the Company sold the assets and the stock of its wholly owned subsidiary, Accident Insurance Services, Inc. (“AIS”), to unrelated parties for an aggregate $9,000,000 of cash. Upon the sale, AIS was deconsolidated from the Company’s financial statements. The Company recognized a loss of $614,000 on the transaction, pre-tax, which is included in Other Income on the Consolidated Statement of Income. The loss was measured as the difference between the fair value of the consideration received and: (i) the carrying amount of the former subsidiary’s assets and liabilities, including certain intangible assets (see Note 9); (ii) the write off of associated goodwill (see Note 9), and (iii) other expenses directly attributable to the transaction. There will be no further involvement with AIS other than with respect to the run-out of the business it produced for our insurance companies.

Note 9.

Goodwill and Other Intangible Assets

Certain prior year balances of goodwill and intangible assets were reclassified to assets attributable to discontinued operations on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2015 to conform to the 2016 presentation (see Notes 1 and 3).

The carrying amount of goodwill was $41,573,000 and $47,276,000, respectively, at September 30,

2016 and December 31, 2015. In September 2016, the Company wrote off $5,703,000 off goodwill associated with the Specialty Health segment in connection with the sale of a subsidiary. See discussion in Note 8.

The Company has net other intangible assets of $9,308,000 and $14,598,000 at September 30, 2016 and December 31, 2015, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	September 30, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$13,052	$11,721	$18,201	$12,497
Trademarks	-	-	1,000	83
Total finite-lived	$13,052	$11,721	$19,201	$12,580

	September 30,	December 31,
	2016	2015
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

As a result of the sale of a subsidiary discussed in Note 8, net intangible assets associated with the specialty health segment decreased $4,233,000.

Amortization expense was $366,000 and $1,057,000 for the three months and nine months ended September 30, 2016, respectively, and was $425,000 and $1,070,000 for the three months and nine months ended September 30, 2015.

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

As a result of the Risk Solutions Sale and Coinsurance Transaction (see Note 3), AMIC utilized approximately $109,770,000 of its operating loss carryforwards. At September 30, 2016, AMIC had remaining net operating loss carryforwards of approximately $144,749,000 for federal income tax purposes, which expire in varying amounts through the year 2028, with a significant portion expiring in 2020.

Note 11.

Reinsurance

Effective January 1, 2016, all of the in-force stop-loss business of Standard Security Life and

Independence American produced by Risk Solutions was co-insured in connection with the Risk Solutions Sale and Coinsurance Transaction (see Note 3). As a result of this transaction, amounts due from reinsurers includes $52,235,000 due from Westport at September 30, 2016; premiums earned from the Medical Stop-Loss segment was $2,668,000 and $10,671,000 for the three months and nine months ended September 30, 2016, respectively, compared to $52,040,000 and $157,029,000 for the comparable periods in 2015; and, insurance benefits, claims and reserves for the Medical Stop-Loss segment were $3,508,000 and $9,875,000 for the three months and nine months ended September 30, 2016, respectively, compared to $37,369,000 and $115,032,000 for the comparable periods in 2015.

The Company is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

Note 12.

Debt and Junior Subordinated Debt Securities

In 2016, the Company made aggregate cash payments of $4,789,000 for the repayment of debt. The remaining $400,000 of debt is included in other liabilities on the Condensed Consolidated Balance Sheet at September 30, 2016.

Subsequent to the balance sheet date, in October 2016, the Company redeemed $22,682,000 of its junior subordinated debt securities and has given notice that it will redeem the remaining junior subordinated debt securities in December 2016.

Note 13.

Stockholders’ Equity

Treasury Stock

In 2016, IHC repurchased an aggregate 215,000 shares of its common stock in various private transactions for $3,522,000.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Beginning balance	$4,054	$(3,217)	$(3,440)	$22

Other comprehensive income (loss) before reclassifications	(182)	1,854	8,522	1,765
Amounts reclassified from accumulated OCI	(573)	68	(1,618)	(3,077)
Net other comprehensive income	(755)	1,922	6,904	(1,312)

Less: Other comprehensive income attributable
to noncontrolling interests	47	(51)	(118)	(61)
Acquired from noncontrolling interests	102	-	102	5

Ending balance	$3,448	$(1,346)	$3,448	$(1,346)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	2016	2015

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$2,446	$122	$4,067	$5,001
Net impairment losses recognized in earnings	(1,475)	(228)	(1,475)	(228)

Income (loss) before income tax	971	(106)	2,592	4,773
Tax effect	398	(38)	974	1,696

Net income (loss)	$573	$(68)	$1,618	$3,077

Note 14.

Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans.

A)  IHC’s Share-Based Compensation Plans

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

At September 30, 2016, there were no shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
IHC’s Share-based Compensation Plan:
Stock options	$-	$-	$170	$55
Restricted stock units	16	23	60	67
SARs	(57)	(23)	410	(80)

Share-based compensation expense, pre-tax	(41)	-	640	42
Tax benefits	(16)	-	255	17

Share-based compensation expense, net	$(25)	$-	$385	$25

Stock Options

The IHC’s stock option activity during 2016 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2015	584,080	$9.35
Exercised	(9,250)	9.09
September 30, 2016	574,830	$9.35

In 2016, option agreements affecting 13 employees were modified to extend the expirations of their terms from 2017 to 2019 and as a result, the Company recorded incremental compensation costs of $170,000. In 2016, IHC received $84,000 in cash from the exercise of stock options with an aggregate intrinsic value of $67,000 and realized $15,000 of tax benefits.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	September 30, 2016
	Outstanding	Exercisable

Number of options	574,830	574,830
Weighted average exercise price per share	$9.35	$9.35
Aggregate intrinsic value for all options (in thousands)	$4,501	$4,501
Weighted average contractual term remaining	2.0 years	2.0 years

As of September 30, 2016, all of IHC’s outstanding stock options are fully vested and all of the related compensation costs have been recognized.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2016:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2015	14,850	$12.26
Vested	(7,425)	12.24

September 30, 2016	7,425	$12.28

The total fair value of restricted stock that vested during the first nine months of 2016 and 2015 was $120,000 and $89,000, respectively. No restricted stock awards were granted in 2016. In 2015, IHC granted 7,425 restricted stock awards during the nine months ended September 30 with weighted average grant-date fair values of $11.78.

As of September 30, 2016, the total unrecognized compensation expense related to non-vested restricted stock unit awards was $69,000 which is expected to be recognized over the remaining requisite weighted-average service period of 1.3 years.

SARs

IHC had 73,150 and 125,850 of SAR awards outstanding at September 30, 2016 and December 31, 2015, respectively. In 2016, 52,700 SARs were exercised with an aggregate intrinsic value of $436,000.  Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 are liabilities of $718,000 and $743,000, respectively, pertaining to SARs.

B)

AMIC Share-Based Compensation Plans

As a result of a short-form merger discussed in Note 1 (B), the existing stock-based compensation plan of AMIC was terminated. Under the terms of AMIC’s stock-based compensation plan prior to its termination, option exercise prices were equal to the quoted market price of the shares at the date of grant; option terms were ten years; and vesting periods ranged from three to four years.

The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to AMIC’s share-based compensation plan prior to its termination, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
AMIC’s Share-based Compensation Plans:
Stock options	$11	$11	$21	$32

Share-based compensation expense, pre-tax	11	11	21	32
Tax benefits	4	4	7	11

Share-based compensation expense, net	$7	$7	$14	$21

Stock Options

AMIC’s stock option activity for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2015	71,558	$8.88
Exercised	(30,446)	8.62
Cancelled	(41,112)	9.07
September 30, 2016	-	$-

In 2016, AMIC received $262,000 in cash from the exercise of stock options with an aggregate intrinsic value of $212,000. In connection with the short-form merger transaction discussed in Note 1 (B), option agreements affecting 7 employees and directors were cancelled and as a result, the Company recorded incremental compensation costs of $646,000. These costs were accounted for as part of the equity transaction to take AMIC private.

Note 15.

Supplemental Disclosures of Cash Flow Information

Net cash payments (receipts) for Federal and state income taxes were $11,312,000 and $2,800,000 during the nine months ended September 30, 2016 and 2015, respectively.

Cash payments for interest were $1,422,000 and $1,318,000 during the nine months ended September 30, 2016 and 2015, respectively.

Note 16.

 Segment Reporting

The Company has renamed its “Fully Insured” segment “Specialty Health”.  Specialty Health more accurately reflects the niche nature of the products that IHC markets in this segment and continues to expand into since its exit from the major medical market.

The Insurance Group principally engages in the life and health insurance business. Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Medical Stop-Loss (A)	$5,433	$53,320	$21,397	$160,310
Specialty Health	44,684	45,193	126,454	141,356
Group disability, life and DBL	26,196	24,404	77,409	65,879
Individual life, annuities and other (A)	717	7,987	2,053	25,287
Corporate	620	45	2,350	137
	77,650	130,949	229,663	392,969
Gain on sale of subsidiary to joint venture	-	10,161	-	10,161
Net realized investment gains (losses)	2,367	(1,109)	3,945	2,991
Net impairment losses recognized in earnings	(1,475)	(228)	(1,475)	(228)
Total revenues	$78,542	$139,773	$232,133	$405,893

Income from continuing operations
before income taxes:
Medical Stop-Loss (A)	$2,176	$5,218	$13,926	$14,176
Specialty Health(B)	1,369	2,399	3,754	5,231
Group disability, life and DBL	5,323	4,400	13,533	10,774
Individual life, annuities and other (A)(C)	(410)	3,623	(1,888)	1,238
Corporate	(1,908)	(2,111)	(7,106)	(5,308)
	6,550	13,529	22,219	26,111
Gain on sale of subsidiary to joint venture	-	10,161	-	10,161
Net realized investment gains (losses)	2,367	(1,109)	3,945	2,991
Net impairment losses recognized in earnings	(1,475)	(228)	(1,475)	(228)
Interest expense	(440)	(444)	(1,366)	(1,354)
Income from continuing operations
before income taxes	$7,002	$21,909	$23,323	$37,681

(A)

Substantially all of the business in the segment is coinsured. The current year’s activity primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)

The Specialty Health segment includes amortization of intangible assets. Total amortization expense was $366,000 and $425,000 for the three months ended September 30, 2016 and 2015, respectively, and was $1,057,000 and $1,070,000, respectively, for the nine months ended September 30, 2016 and 2015. Amortization expense for the other segments is not material to their operating results.

(C)

The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $296,000 and $213,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,949,000 and $629,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

On August 31, 2016, IHC took AMIC Holdings, Inc. formerly known as American Independence Corp., ("AMIC") private by way of a statutory “short-form" merger and, as a result, IHC indirectly owns all of the outstanding shares of AMIC’s common stock.

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

The following is a summary of key performance information and events:

The results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$78,542	$139,773	$232,133	$405,893
Expenses	71,540	117,864	208,810	368,212

Income from continuing operations before income taxes	7,002	21,909	23,323	37,681
Income taxes	2,636	7,750	8,566	13,599

Income from continuing operations	4,366	14,159	14,757	24,082

Income (loss) from discontinued operations	-	729	109,912	1,293

Net income	4,366	14,888	124,669	25,375

Less: Income from noncontrolling interests in subsidiaries	(43)	(128)	(9,900)	(364)

Net income attributable to IHC	$4,323	$14,760	$114,769	$25,011

o

Income from continuing operations of $.25 per share, diluted, for the three months ended September 30, 2016 compared to $.81 per share, diluted, for the same period in 2015. Income from continuing operations of $.83 per share, diluted, for the nine months ended September 30, 2016 compared to $1.36 per share, diluted, for the same period in 2015.

▪

Net income for the three months and nine months ended September 30, 2015 includes a $6.9 million gain, net of tax, resulting from the deconsolidation of a subsidiary and corresponding joint venture transaction; and a gain of $3.3 million, net of tax, on the sale of the infrastructure associated with the administration of substantially all of our individual life and annuity policies ceded during the quarter.

o

Consolidated investment yields (on an annualized basis) of 2.7% and 2.8% for the three months and nine months ended September 30, 2016 and 2015, respectively, compared to 2.9% and 2.8% for the comparable periods in 2015, respectively;

o

Book value of $25.72 per common share at September 30, 2016 compared to $18.73 at December 31, 2015.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $2.2 million and $13.9 million for the third quarter and nine months of 2016, respectively. Income from the Medical Stop-loss segment in 2016 is principally due to ceding commissions on coinsurance due to the sale of Risk Solutions and exit from the medical stop-loss business. Premiums earned and amounts recorded for benefits, claims and reserves in the Medical Stop-Loss segment during 2016 represent the activity of the remaining blocks of medical stop-loss business in run-off. In 2015, the Medical Stop-Loss segment reported income before taxes of $5.2 million and $14.2 million for third quarter and first nine months, respectively.

•

The Company has renamed its “Fully Insured” segment “Specialty Health”.  Specialty Health more accurately reflects the niche nature of the products that IHC markets in this segment and continues to expand into since its exit from the major medical market. The Specialty Health segment reported $1.4 million of income before taxes for the three months ended September 30, 2016 compared to $2.4 million for the same period in 2015; and reported $3.8 million of income before taxes for the nine months ended September 30, 2016 compared to $5.2 million for the same period in 2015.

o

For the three months and nine months ended September 30, 2016, premiums earned decreased $2.3 million and $17.0 million over the comparable periods in 2015. Major medical premiums decreased $6.7 million and $26.2 million for the three months and nine months ended September 30, 2016, respectively. As a result of the strategic decision to focus on ancillary products, this decrease was partially offset by increases from broader marketing of our short-term medical, scheduled benefit and gap plans and growth in the pet insurance line of business.

o

The following is the underwriting experience for the Specialty Health segment, as indicated by its U.S. GAAP Combined Ratios for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Premiums Earned	$40,275	$42,583	$112,981	$130,034
Insurance Benefits, Claims & Reserves	21,849	22,331	60,497	71,256
Expenses	17,629	18,542	50,159	52,526

Loss Ratio (A)	54.2%	52.4%	53.5%	54.8%
Expense Ratio (B)	43.8%	43.5%	44.4%	40.3%
Combined Ratio (C)	98.0%	95.9%	97.9%	95.1%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o

Although the loss ratio for the nine months ended September 30, 2016 was slightly lower than for such period in 2015, such loss ratio would have been significantly lower (49.0%) excluding the occupational accident line of business.   The poor performance of the block underwritten by its occupational accident agency led to the Company’s decision to sell such company and exit that block of business.  Expense ratios are higher for the nine months ended September 30, 2016 because of a change in the mix of business from major medical to specialty health products and as a result of the reallocation of certain fixed costs from the medical stop loss line to the specialty health segment.

•

Income before taxes from the Group disability, life and DBL segment increased $0.9 million and $2.7 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The overall increase in income for the nine months is primarily due to increased volume and lower loss ratios in the LTD business;

•

Income before income taxes from the Individual life, annuities and other segment decreased $4.0 million and $3.1 million for the three months and nine months ended September 30, 2016, respectively, primarily due to the ceding of substantially all of the life and annuity blocks in the third quarter of 2015. Current year activity primarily consists of the amortization of the related reinsurance costs whereas prior year activity includes a $5.1 million pre-tax gain recorded in connection with the sale of infrastructure associated with the administration of substantially all of our individual life and annuity policies ceded during the third quarter of 2015.

•

Losses before tax from the Corporate segment for the third quarter of 2016 were comparable to the same quarter in 2015. Losses before tax from the Corporate segment for the nine months ended September 30, 2016 increased $1.8 million over the same period in 2015 primarily due to compensation costs that vary with changes in stock price and increased audit and consulting fees; and

•

Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gross Direct and Assumed
Earned Premiums:	2016	2015	2016	2015

Medical Stop-Loss	$64,684	$75,029	$223,609	$222,599
Specialty Health	42,629	47,048	120,318	142,133
Group disability, life and DBL	31,057	29,124	91,760	86,692
Individual, life, annuities and other	3,898	5,874	12,605	18,286

	$142,268	$157,075	$448,292	$469,710

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Direct and Assumed
Earned Premiums:	2016	2015	2016	2015

Medical Stop-Loss	$2,668	$52,040	$10,671	$157,029
Specialty Health	40,275	42,583	112,981	130,034
Group disability, life and DBL	24,373	22,701	71,842	62,701
Individual, life, annuities and other	19	1,714	30	11,831

	$67,335	$119,038	$195,524	$361,595

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Deferred Acquisition Costs, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  During the nine months ended September 30, 2016, there were no additions to or changes in the critical accounting policies disclosed in the 2015 Form 10-K except for the recently adopted accounting standards discussed in Note

1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Information by business segment is as follows for the periods indicated (in thousands):

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2016	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$2,668	$(296)	$3,061	$3,508	$(251)	$2,176
Specialty Health	40,275	1,190	3,219	21,849	21,466	1,369
Group disability,
life and DBL	24,373	1,680	143	12,652	8,221	5,323
Individual life,
annuities and other	19	810	(112)	268	859	(410)
Corporate	-	620	-	-	2,528	(1,908)
Sub total	$67,335	$4,004	$6,311	$38,277	$32,823	6,550

Net realized investment gains						2,367
Net impairment losses recognized in earnings						(1,475)
Interest expense on debt						(440)
Income from continuing operations before income taxes						7,002
Income taxes						2,636
Income from continuing operations						$4,366

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2015	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$52,040	$1,280	$-	$37,369	$10,733	$5,218
Specialty Health	42,583	488	2,122	22,331	20,463	2,399
Group disability,
life and DBL	22,701	1,611	92	12,950	7,054	4,400
Individual life,
annuities and other	1,714	496	5,777	1,568	2,796	3,623
Corporate	-	45	-	-	2,156	(2,111)
Sub total	$119,038	$3,920	$7,991	$74,218	$43,202	13,529

Gain on sale of subsidiary to joint venture						10,161
Net realized investment losses						(1,109)
Net impairment losses recognized in earnings						(228)
Interest expense on debt						(444)
Income from continuing operations before income taxes						21,909
Income taxes						7,750
Income from continuing operations						$14,159

Premiums Earned

In the third quarter of 2016, premiums earned decreased $51.7 million over the comparable period of 2015. The decrease is primarily due to: (i) a decrease of $49.4 million in the Stop Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $2.3 million in the Specialty Health segment principally as a result of a $6.7 million decrease in premiums from exiting the Major Medical line and a $2.1 million decrease in the fixed indemnity limited benefit line, partially offset by premium increases in the short-term medical and pet lines of business of $5.3 million and $1.3 million, respectively, as a result of higher volume; and (iii) a decrease of $1.7 million in the Individual life, annuities and other segment as a result of business in run-off; partially offset by (iv) a $1.7 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume in the group term life, LTD and DBL lines.

Net Investment Income

Total net investment income increased $0.1 million. The overall annualized investment yields in the third quarter of 2016 and 2015 were 2.5% and 2.9%, respectively. The overall decrease in net investment income and the lower yield in 2016 were primarily due to a decrease in income from partnerships.

 The annualized investment yields on bonds, equities and short-term investments in the third quarter of 2016 and 2015 were 2.7% and 2.8%, respectively. IHC has approximately $164.3 million in highly rated shorter duration securities earning on average 1.6%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net realized investment gains of $2.4 million in 2016 compared to losses of $1.1 million in 2015. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $1.5 million of other-than-temporary impairment losses on certain fixed maturities available-for-sale during the three months ended September 30, 2016 due to credit losses. The Company determined that it is more likely than not that we will sell the securities before recovery of their amortized cost basis. During the three months ended September 30, 2015, the Company recognized $0.2 million of other-than-temporary impairment losses on equity securities available-for-sale due to the length of time and extent an equity security was below cost.

Fee Income and Other Income

Fee income increased $1.8 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015 primarily due to growth in the Specialty Health segment.

Other income in the third quarter of 2016 decreased from the same period in 2015. In 2016, other income primarily includes fees received in connection with the ceding of the Medical Stop Loss business, whereas 2015 includes a $5.1 million pre-tax gain recorded in connection with a coinsurance and sale agreement in the third quarter of 2015 with no comparable amount in 2016.

Insurance Benefits, Claims and Reserves

In the third quarter of 2016, insurance benefits, claims and reserves decreased $35.9 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $33.9 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $0.5 million in the Specialty Health segment, primarily due to a decrease of $4.2 million in benefits, claims and reserves related to the run-off of the Major Medical business, a $0.7 million decrease in fixed indemnity due to lower volume; partially offset by an increase of $3.0 million and $0.7 million in the short term medical and pet lines, respectively, due to increased volume; and (iii) a decrease of $1.3 million in the Individual life, annuity and other segment, primarily as a result of the business being in run-off.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $10.4 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $11.0 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; and (ii) a decrease of $1.9 million in the Individual life, annuity and other segment largely due to business in run-off; partially offset by (iii) an increase of $1.0 million in the Specialty Health segment primarily due to increased expenses in the short term medical line due to increased volume, partially offset by decreased expenses from the run-off of Major Medical; (iv) an increase of $1.2 million in the group disability, life, annuities and DBL segment primarily due to increased commission and other expenses in the LTD line as a result of higher volume and retentions; and  (v) an increase of $0.3 million in Corporate expenses primarily due to higher consulting expenses in 2016.

Income Taxes

The effective tax rate for the three months ended September 30, 2016 was 37.6% compared to 35.4% for the same period in 2015. The increase is primarily the result of taxes recorded in connection with the sale and deconsolidation of certain subsidiaries as a percentage of consolidated pretax income in both the third quarter of 2016 and 2015.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Information by business segment for the periods indicated is as follows (in thousands):

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2016	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$10,671	$1,544	$9,182	$9,875	$(2,404)	$13,926
Specialty Health	112,981	2,253	11,220	60,497	62,203	3,754
Group disability,
life and DBL	71,842	4,926	641	38,203	25,673	13,533
Individual life,
annuities and other	30	1,677	346	922	3,019	(1,888)
Corporate	-	2,300	50	-	9,456	(7,106)
Sub total	$195,524	$12,700	$21,439	$109,497	$97,947	22,219

Net realized investment gains						3,945
Net impairment losses recognized in earnings						(1,475)
Interest expense on debt						(1,366)
Income from continuing operations before income taxes						23,323
Income taxes						8,566
Income from continuing operations						$14,757

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2015	Premiums	Investment	Other	and	And
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$157,029	$3,281	$-	$115,032	$31,102	$14,176
Specialty Health	130,034	1,625	9,697	71,256	64,869	5,231
Group disability,
life and DBL	62,701	3,012	166	35,786	19,319	10,774
Individual life,
annuities and other	11,831	5,775	7,681	11,144	12,905	1,238
Corporate	-	137	-	-	5,445	(5,308)
Sub total	$361,595	$13,830	$17,544	$233,218	$133,640	26,111

Gain on sale of subsidiary to joint venture						10,161
Net realized investment gains						2,991
Net impairment losses recognized in earnings						(228)
Interest expense on debt						(1,354)
Income from continuing operations before income taxes						37,681
Income taxes						13,599
Income from continuing operations						$24,082

Premiums Earned

In the first nine months of 2016, premiums earned decreased $166.1 million over the comparable period of 2015. The decrease is primarily due to: (i) a decrease of $146.4 million in the Stop Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $17.0 million in the Specialty Health segment principally as a result of a $26.2 million decrease in premiums from exiting the Major Medical line, a $6.3 million decrease in the fixed indemnity limited benefit line, and a $1.5 million decrease in international medical business premiums due to lower retention, partially offset by premium increases in the short-term medical and pet lines of business of $13.4 million and $3.3 million, respectively, as a result of higher volume; and (iii) a decrease of $11.8 million in the Individual life, annuities and other segment as a result of this business being in run-off; partially offset by

(iv) a $9.1 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume and retention in the LTD and group term life lines and increased volume in DBL business.

Net Investment Income

Total net investment income decreased $1.1 million. The overall annualized investment yields for the nine months ended September 30, 2016 and 2015 were 2.7% and 2.8%, respectively. The overall decrease was primarily the result of a decrease in investment income on bonds, equities and short-term investments due to cash transferred out in the third quarter of 2015 in connection with a coinsurance and sale transaction, partially offset by cash received in connection with the sale of Risk Solutions in the first quarter of 2016. Additionally, income from partnerships was lower in 2016.

 The annualized investment yields on bonds, equities and short-term investments were 2.8% for the first nine months of both 2016 and 2015. IHC has approximately $164.3 million in highly rated shorter duration securities earning on average 1.6%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net realized investment gains of $3.9 million in the first nine months of 2016 compared to $3.0 million in 2015. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $1.5 million of other-than-temporary impairment losses on certain fixed maturities available-for-sale during the nine months ended September 30, 2016 due to credit losses. The Company determined that it is more likely than not that we will sell the securities before recovery of their amortized cost basis. During the nine months ended September 30, 2015, the Company recognized $0.2 million of other-than-temporary impairment losses on equity securities available-for-sale due to the length of time and extent an equity security was below cost.

Fee Income and Other Income

Fee income increased $3.3 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 primarily due to increased fee income related to the increased ownership in an agency holding company partially offset by decreased fees due to the partial sale and deconsolidation of a previously wholly owned Third Party Administrator in the Specialty Health segment.

Other income in the first nine months of 2016 was relatively comparable to the same period in 2015. In 2016, other income primarily includes fees received in connection with the ceding of the Medical Stop Loss business, whereas 2015 includes a gain recorded in connection with the ceding of individual life and annuity policies and sale of the related infrastructure.

Insurance Benefits, Claims and Reserves

In the first nine months of 2016, insurance benefits, claims and reserves decreased $123.7 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $105.1 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $10.8 million in the Specialty Health segment, primarily due to a decrease of $19.2 million in benefits, claims and reserves related to the run-off of the Major Medical business, a $2.6 million decrease due to lower volume in the fixed indemnity  business, and a $2.0 million decrease due to lower retention in the international line; partially offset by increases of $3.8 million in claims in the occupational accident lines due to higher claim activity and increases of $7.1 million and $1.6 million in the short term medical and pet lines, respectively, due to the increase in volume of both lines of business; and (iii) a decrease of $10.2 million in the Individual life, annuity and other segment, primarily as a result of business in run-off; partially offset by (iv) a, increase of $2.4 million in benefits, claims and reserves in the group disability, life, annuities and DBL segment, primarily due to an increased retentions and higher loss ratios on LTD lines and increased volume in DBL business.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $35.7 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $33.5 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3, (ii) a decrease of $2.7 million in the Specialty Health segment primarily due to decreased expenses from the run-off of Major Medical, partially offset by an increase in expenses due to increased volume in the short term medical line; and (iii) a decrease of $9.9 million in the Individual life, annuity and other segment largely due to lower general expenses from business in run-off; partially offset by (iv) an increase of $6.3 million in the group disability, life, annuities and DBL segment primarily due to increased commission and other expenses in the LTD line as a result of volume; and (v) an increase of $4.1 million in Corporate principally from higher audit fees, increased compensation costs that vary with changes in stock price, in addition to increased consulting fees in 2016.

Income Taxes

The effective tax rate for the nine months ended September 30, 2016 was 36.7% compared to 36.1% for the same period in 2015. The increase is primarily the result of higher amounts of non-deductible expenses in 2016 as a result of the Affordable Care Act partially offset by an increase in benefits from tax-advantaged securities as a percentage of income in 2016.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. During the nine months ended September 30, 2016, the Insurance Group declared and paid $17.8 million of dividends. No dividends were declared or paid by the Insurance Group during the nine months ended September 30, 2015.

Cash Flows

The Company had $79.2 million and $17.5 million of cash and cash equivalents as of September 30, 2016 and December 31, 2015, respectively.

For the nine months ended September 30, 2016, operating activities of the Company utilized $16.8 million of cash, $108.4 million was provided by investment activities and $30.0 million of cash was utilized for financing activities. The increase in cash from investing is primarily related to the proceeds from the sale of Risk Solutions net of amounts subsequently invested in available-for-sale securities. Financing activities include $18.1 million for the acquisition on AMIC shares in connection with taking AMIC private, $4.8 million utilized for the repayment of debt, $1.6 million for the payment of dividends and $3.5 million for treasury share purchases.

The Company has $476.1 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2016, cash received from the maturities and other repayments of fixed maturities was $35.5 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $478.8 million at September 30, 2016 compared to $483.1 million at December 31, 2015. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2016.

Cash and investments increased primarily as a result of the proceeds from the Risk Solutions Sale and Coinsurance Transaction.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	September 30,	December 31,
	2016	2015

Medical Stop-Loss	$91,091	$100,088
Specialty Health	50,037	41,477
Group Disability	95,626	97,986
Individual A&H and Other	6,065	5,892

	$242,819	$245,443

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

The primary assumption in the determination of specialty health reserves is that historical claim development patterns tend to be representative of future claim development patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in product design, changes in time delay in submission of claims, and the incidence of unusually large claims. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are minimal. The time delay in submission of claims tends to be stable over time and not subject to significant volatility. Since our analysis considered a variety of outcomes related to these factors, the Company does not believe that any reasonably likely change in these factors will have a material effect on the Company’s financial condition, results of operations, or liquidity.

The $115.6 million increase in IHC’s stockholders' equity in the first nine months of 2016 is primarily due to the $114.8 million of net income attributable to IHC and $6.8 million of other comprehensive income attributable to IHC, partially offset by $3.5 million of treasury stock purchases, a $2.2 million decrease related to the purchase of AMIC shares from noncontrolling interests and $0.8 million of common stock dividends. Noncontrolling interests in subsidiaries decreased primarily as a result of taking AMIC private in 2016.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $2.8 million at September 30, 2016, more than 99% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2016, less than 1% of our fixed maturities were non-investment grade fixed maturities. The Company does not have any non-performing fixed maturities at September 30, 2016.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company recognized $1.5 million of other-than-temporary impairment losses on certain fixed maturities available-for-sale during the nine months ended September 30, 2016 due to credit losses. The Company determined that it is more likely than not that we will sell the securities before recovery of their amortized cost basis. During the nine months ended September 30, 2015, the Company recognized $0.2 million of other-than-temporary impairment losses on equity securities available-for-sale due to the length of time and extent an equity security was below cost. At September 30, 2016, there were no securities with fair values less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2016. In 2016, the Company recorded $13.3 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2016, is not materially different from that reported in the schedule of such obligations at December 31, 2015 which was included in Item 7 of the Company’s Annual Report on Form 10-K. In October of 2016, the Company redeemed $22.7 million of its junior subordinated debt securities and has given notice that it will redeem the remaining junior subordinated debt securities in December 2016.

OUTLOOK

For the balance of 2016, the Company anticipates that it will:

•

Continue to experience a decrease in premiums and earnings due to exiting the medical stop-loss business as a result of the closing of the Risk Solutions Sale and Coinsurance Transaction.

•

Continue to show significant increases in specialty health premiums (including short-term and supplemental health products, such as dental, accident medical, gap and critical illness products), and continued decrease in major medical premiums, which is in run-off.

•

As a result of the acquisition of PetPlace.com, IHC’s ownership of HealtheDeals.com and AspiraAmas.com and its investment in HealthInsurance.org, we continue to increase IHC’s emphasis on lead generation for its direct-to-consumer and career advisor distribution initiatives, as well as experiencing the accompanying start-up costs of expanding our controlled sales through our call center, career model and transactional websites.

•

Expand sales of our specialty health products as a result of investments this year in two agencies and a worksite marketing company.

•

Most likely be positively impacted, in the aggregate, as a result of the recent adoption by certain departments of the federal government of a rule that, among other things, limits the duration of short-term medical (STM) products to less than three months. The Company believes that the rule could have the following impacts on its specialty health business: (i) increase sales of STM prior to the effective date of the change as consumers seek to purchase policies of longer than three months in duration; (ii) a shift in sales in 2017 from STM to our hospital indemnity products, which may benefit IHC overall; and (iii) a decrease in earned STM premiums beginning at the end of 2017 and for so long as the rule remains in effect.

•

Expect to experience a continuation of the increase in premiums from group long-term and short-term disability driven by higher retention amounts and a full year of premiums generated by a relatively new distribution partnership.

•

Continue to evaluate strategic transactions.  Subsequent to September 30, 2016, the Company has redeemed the Junior Subordinated Debt Securities due in April 2033 and the Junior Subordinated Debt Securities due in January 2034 and has given notice that it will redeem the Junior Subordinated Debt Securities due in December 2034 prior to the end of the year.  By December 31, 2016 we will have retired all of our debt, and have significant cash.  We plan to continue to redeploy some of this cash in making investments and acquisitions to bolster existing or new lines of business.

•

Continue to focus on administrative efficiencies, including reducing operating losses at Ebix Health Exchange.

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

The Company will remain highly liquid in 2016 as a result of the continuing shorter duration of the portfolio. IHC has approximately $164.3 million in highly rated shorter maturity securities at September 30, 2016 earning on average 1.6%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2016 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2015 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in IHC’s internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, IHC's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of September 30, 2016, 2,895,442 shares were still authorized to be repurchased.

Share repurchases during the third quarter of 2016 are summarized as follows:

2016
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

July	-	$-	214,911
August	96,558	$16.45	2,903,442
September	8,000	$17.66	2,895,442

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

In November 2016, certain executives of IHC’s subsidiary, IHC Specialty Benefits, Inc. (“Specialty Benefits”) who are key contributors to the success of Specialty Benefits, were granted incentive sale bonuses.  The bonuses are intended to induce such executives to continue to provide services to Specialty Benefits, and incentivize them to enhance Specialty Benefits’ value and assure the present and future dedication to maximizing value in the event one of the following transactions involving one or more of Specialty Benefits, its parent IHC SB Holdings ("Holdings"), and its affiliate IHC Carrier Solutions ("Carrier Solutions") occur: (i) sale of more than 50% of the equity, (ii) a merger, (iii) of a sale of all or substantially all of the assets, and (iv) any other transaction the intent of which may reasonably and equitably be construed to effect a result substantially equivalent to the foregoing (any of the foregoing, a "Sale").  The only

Specialty Benefits executive receiving a grant is David T. Kettig, Chief Operating Officer and Executive Vice President of IHC, and Chief Executive Officer and President of Specialty Benefits.  IHC’s Compensation Committee ratified the grant to Mr. Kettig of an incentive bonus equal to 1.5% of the net sale price pursuant to a Sale Bonus Agreement, dated November 7, 2016, by and between Independence American Holdings Corp. (“IAHC”), a subsidiary of IHC and indirect parent of Specialty Benefits, and Mr. Kettig, attached to this Form 10-Q as Exhibit 10.8 (the “Sale Bonus Agreement”).  The bonus will be paid in a lump sum within 120 days after the consummation of the Sale, and is payable only if Mr. Kettig is still employed by Specialty Benefits.  The Sale Bonus Agreement terminates on the earlier of (i) the termination of Mr. Kettig by Specialty Benefits or the last date of employment with Specialty Benefits or Carrier Solutions, or (ii) the five-year anniversary the Sale Bonus Agreement; provided, however, that such term shall be automatically extended for successive two (2) year periods unless IAHC shall, at least thirty (30) days prior to the expiration of the then-applicable term, have given written notice to Mr. Kettig that the term of the Sale Bonus Agreement shall not be so extended, in which case no such extension shall occur.

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

10.8

Sale Bonus Agreement, dated November 7, 2016, by and between Independence American Holdings Corp. and David T. Kettig. *

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

November 9, 2016

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

 By:

/s/Teresa A. Herbert

Date:

November 9, 2016

             Teresa A. Herbert

Senior Vice President and

Chief Financial Officer