Form 10-K
period 2016-12-31
INDEPENDENCE HOLDING CO
filed 2017-05-22
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016 COMMISSION FILE NUMBER 001-32244

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

Yes ___    No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes __    No  _X_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company  in Rule 12b-2 of the Exchange Act.

Large accelerated filer __

   Accelerated filer  X     Non-accelerated filer          Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2016 was $131,292,000.

16,377,756 shares of common stock were outstanding as of May 15, 2017.

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

IHC primarily provides specialized disability and health coverages and related services to commercial customers and individuals.  We focus on niche products and/or narrowly defined distribution channels primarily in the United States.  Our wholly owned insurance company subsidiaries, Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American Insurance Company (“Independence American”) market their products through independent and affiliated brokers, producers and agents.  Independence American also distributes to consumers through dedicated controlled distribution companies and through company-owned websites.

Madison National Life, Standard Security Life and Independence American are sometimes collectively referred to as the "Insurance Group." IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or "IHC", or are implicit in the terms "we", "us" and "our".

In 2017, IHC will retain the vast majority of the risk that it underwrites, and will focus on the following lines of business:

•

Multiple specialty health lines

•

Group disability, life and New York short-term disability (“DBL”)

•

Pet insurance

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

Our administrative companies underwrite, market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions. During 2016, our principal administrative companies were: (i) Specialty Benefits, a full-service marketing, technology and distribution company that focuses on small employer, individual and family products; and (ii) IHC Carrier Solutions LLC (“Carrier Solutions”), a program management, actuarial and regulatory compliance company providing product development and valuation services for IHC’s specialty health segment.  IHC owns controlling interests in Global Accident Facilities, LLC (“GAF”) and Healthinsurance.org LLC (“HIO”). GAF is a holding company for an agency that produces injured on duty business. HIO is an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance.  Specialty Benefits, GAF and HIO are collectively referred to as our “Agencies.”  Our Agencies earn commissions for selling life and health insurance products underwritten by IHC’s owned and affiliated insurance companies and also by unaffiliated carriers. IHC also owns a significant equity interest in Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health and pet insurance. Ebix Health Exchange administers various lines of health insurance for IHC and non-affiliated carriers through Ebix Health Administration Exchange, Inc. (“EHAE”).

On March 31, 2016, the Company sold IHC Risk Solutions, LLC (“Risk Solutions”), its managing general underwriter of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims (“Medical Stop-Loss”) to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements.  Approximately 89% of the purchase price was allocated to American Independence Corp. (“AMIC”).  At the time of the transaction, IHC owned approximately 92% of AMIC. The balance of the purchase price was paid to Standard Security Life and other IHC subsidiaries. The aforementioned transaction is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”. The Risk Solutions Sale and Coinsurance Transaction resulted in a gain on the sale estimated at approximately $100 million. IHC’s block of Medical Stop-Loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that has had a major effect on the Company’s operations and financial results. The disposal transaction is reported as discontinued operations.

For information pertaining to the Company's business segments, reference is made to Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Our Philosophy

Our business strategy consists of maximizing underwriting profits through a variety of niche specialty health insurance, pet, and group disability and life products and through distribution channels that enable us to access specialized or underserved markets in which we believe we have a competitive advantage.  Historically, our carriers have focused on establishing preferred relationships with producers who seek an alternative to larger, more bureaucratic health insurers, and on providing these producers with personalized service, competitive compensation and a broad array of products.  More recently, larger health insurers have begun to market our ancillary health products to supplement their major medical products. A growing portion of our business comes from direct-to-consumer initiatives.  While our management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions.

As a result of our increased control of distribution through corporate acquisitions, we have strengthened our ability to respond to market cycles in the health insurance sector by deploying our insurance underwriting activity across a larger number of business lines.

Our gross written and retained specialty health premiums have decreased as a result of exiting the individual and small group major medical blocks, however, our specialty health products have generated meaningful growth in the last several years as a result of greater emphasis by IHC on these products, increased distribution (including as a result of equity investments) and greater market demand.

Prior to March 31, 2016, we emphasized writing stop-loss business through Risk Solutions and two managing general underwriters (“MGUs”) with whom we had done business for many years, including TRU Services, LLC (“TRU”), in which we still have a significant equity interest.

DISTRIBUTION

Specialty Health

The Specialty Health Segment is comprised of the following categories: (i) ancillary benefits including dental, vision, short-term medical (“STM”), supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity); (ii) pet insurance; and (iii) non-subscriber occupational accident and injured on duty.  The segment had some run-off of discontinued major medical coverage and occupational accident from one producer. Carrier Solutions and our Agencies collectively perform marketing, sales, underwriting and certain administrative functions on the majority of our Specialty Health business. EHAE and other third party administrators perform claims and other administrative functions. In 2016, our pet insurance was marketed and administered by one independent agency, but IHC will expand its distribution and administration of this product in 2017.  In 2016, we reinsured expatriate health business from a leading provider of international health, life and disability plans for specialized niche markets, however, this business is now in run-off. Our non-subscriber occupational accident coverage was largely marketed and administered by a subsidiary of GAF. This subsidiary was sold in 2016 and its business is in run-off.

During 2016, IHC made the following investments that will increase the distribution of our specialty health products: (1) in April 2016, IHC purchased 10% of the equity of American Insurance Agencies Direct Holding, Inc., which is a call center that is one of the leading producers of hospital indemnity (“HIP”) on Independence American’s paper; (2) in July 2016, IHC purchased 10% of the equity of The iCan Group LLC, which is a call center that is one of our largest producers of individual limited medical and has begun to write HIP on Independence American’s paper; (3) in October, 2016, we acquired a 44% interest in The Abacus Group LLC, which is a managing general underwriter specializing in worksite marketing of voluntary benefits that is producing disability business for Madison National Life and will begin selling group limited medical for that carrier; and (4) in October 2016, IHC acquired the domain name and assets of www.petplace.com (“PetPlace”), which was launched in 1999, including subscribers and its social media outlets.  PetPlace attracts over 1 million visitors each month with more than 10,000 veterinarian-approved articles.  IHC plans to make this domain the focal point of selling its pet insurance direct to consumers.

The Specialty Health Segment performs underwriting, risk selection and pricing, policy administration and management of the majority of our specialty health business, which totaled approximately $164 million of gross individual and group health premiums in 2016.  In addition, our Agencies produce Affordable Care Act and other coverages for multiple insurers and will continue to produce small group stop-loss.  The Agencies total book of business in 2016 was approximately $144 million.

The agents and brokers who produce the Specialty Health business are non-salaried contractors who receive commissions.

Disability and Life Products

Our disability and life products are primarily distributed by general agents, agents and brokers. The short-term statutory disability benefit product in New York State is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets. Independence American also reinsured health products serving the needs of expatriates, third-party nationals and high net-worth local nationals.

Medical Stop-Loss

Standard Security Life was the primary carrier for our employer medical stop-loss products although, in 2016, we also wrote business for Madison National Life, Independence American and unaffiliated carriers. IHC’s carriers wrote the vast majority of their medical stop-loss business through Risk Solutions, which was sold on March 31, 2016, and TRU. IHC owned two managing general underwriters, Majestic Underwriters, LLC and Alliance Underwriters, LLC, which transferred their stop-loss blocks and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.  These two MGUs were liquidated in 2016 as a result of the Risk Solutions Sale and Coinsurance Transaction. Risk Solutions was responsible for underwriting accounts in accordance with guidelines formulated and approved by its carriers, billing and collecting premiums, paying commissions to agents, third party administrators and/or brokers, and processing claims. With respect to the MGUs with which we did business, we established underwriting guidelines, maintained approved policy forms and oversaw claims for reimbursement, as well as appropriate accounting procedures and reserves. In order to accomplish this, we audited their underwriting, claims and policy issuance practices to assure compliance with our guidelines, provided them with access to our medical management and cost containment expertise, and reviewed cases that required referral based on our underwriting guidelines. MGUs are non-salaried contractors that receive fee income, generally a percentage of gross premiums produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results. Standard Security Life and Independence American have now ceased writing medical stop-loss business.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

PRINCIPAL PRODUCTS

Specialty Health Products

In 2016, this line of business had the following categories: (i) ancillary benefits, including dental, vision, STM, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity); (ii) pet insurance; and (iii) non-subscriber occupational accident.  This category also includes reinsured international health plans sold to expatriates in 2016. In 2015, IHC exited the major medical business as a result of healthcare reform which caused adverse underwriting results in 2013 and 2014. As a result of exiting this line of business, we focused our attention on growing our specialty health lines of business and significantly improved our bottom line performance. Earned premiums from specialty products increased by 6% in 2016. We expect continued growth in the specialty health lines of business in 2017.

Ancillary Products

This category is primarily comprised of dental, vision, STM, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity). These are sold through multiple distribution strategies.

IHC sells group and individual dental products in all 50 states. We administer the majority of IHC's dental business and are also the primary distribution source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups. Employer plans are offered on both employer paid and voluntary basis.  As part of the distribution of our dental products, we also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials. We expect the dental/vision business to be relatively flat in 2017.

IHC sells STM products in the majority of states. STM is designed specifically for people with temporary needs for health coverage. Typically, STM products are written for a defined duration of at least 30 days and less than twelve months. Among the typical purchasers of STM products are people who are in between open enrollment periods or need coverage for a limited duration until their ACA plan becomes effective, and others who need insurance for a specified period of time less than 365 days.  IHC’s gross premium increased significantly in this line of business in 2016, which continued the trend from prior years. We currently anticipate a decrease in this line of business in 2017 due to a federal regulation expected to be effective April 1, 2017 that limits the duration of an STM policy to less than three months.

The Company markets supplemental products to individuals and families. These lines of business are generally used as either a supplement or in lieu of an essential health benefit (“EHB”) plan. The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits. The product lines included in this supplemental grouping are hospital indemnity plans, fixed indemnity limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance. These products, which are available in most states, are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies.  We anticipate material growth in these lines of business in 2017 as a result of increased distribution and demand for these products.

IHC has medical benefit plans for employers that choose to offer non-EHB coverage to their employees. We offer a fixed indemnity limited benefit policy that offers affordable health coverage to hourly, part-time and/or seasonal employees, which is approved in a majority of states. Fixed indemnity limited benefit plans are a low cost alternative to EHB plans that permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.  The Company anticipates meaningful growth in this line of business in 2017 due to increased consumer demand, increased distribution channels, and the introduction of a new group gap plan.

IHC entered into a reinsurance relationship with a leading producer of expatriate business, effective January 1, 2012, which provides employee benefit insurance, including medical, life, and disability, to expatriate employees of companies based in the United States.   IHC, through its insurance subsidiaries, reinsured 10% of the health risk on a quota share basis in 2016.  IHC expects this line of business to decrease in 2017 and beyond as a result on non-renewal of this treaty.

Pet Insurance

In 2016, the Company wrote pet insurance through a marketing and administrative company that manages one of the largest blocks of this business in the United States. These plans are marketed to dog and cat owners through veterinary offices, independent marketing organizations, its nationwide call center, and increasingly, direct-to-consumer.  In 2016, Independence American had $38 million of earned premium from pet insurance, which represents 14% growth over 2015. In 2017, we expect to add other distribution (including as a result of our acquisition of PetPlace.com) and third party administrators, however, we will experience a decrease in sales from our historic distribution relationship as they have begun to place business with multiple carriers.

Occupational Accident

In 2016, most of IHC’s occupational accident insurance was sold by Independence American through marketing and administrative companies owned by GAF, and other exclusive arrangements with independent entities. This occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas Worker’s Compensation system (non-subscribers).  The product also gives the employer the option to purchase coverage for employer’s liability, which protects the employer from an action brought by an injured worker. The employer is covered for damages and costs arising from the settlement of such action, subject to the terms and limits of the policy.  In 2016, GAF sold the entity that provided administrative services for occupational accident insurance.  Independence American still offers Injured on Duty coverage through another subsidiary of GAF and IHC continues to write a smaller block of occupational accident coverage through unaffiliated entities.  As a result of the aforementioned sale, total premiums are expected to decrease significantly in 2017.

Major Medical Health Benefit Coverages

This category is primarily comprised of group major medical insurance and individual major medical policies, both of which are in run-off as we have exited that market. We were not able to earn an acceptable profit margin on EHB products under the Affordable Care Act (“ACA”). The Company will monitor healthcare reform under the Trump Administration.

Group Disability; Life and DBL

Group Long-Term and Short-Term Disability

The Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 40% and 90% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five, or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Benefit payments are reduced by social security, workers compensation, pension benefits and other income replacement payments. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until the earlier of:  recovery from disability, eligibility for long-term disability benefits or the end of the STD benefit period. The Company anticipates moderate growth in 2017.

New York Short-Term Disability (“DBL”)

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

Standard Security Life's DBL premiums increased 6% in 2016 and we anticipate moderate growth in 2017 due to continued marketing efforts.

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

In 2013, the Company began marketing self-funded medical plans for employers between 10 and 50 employees. These plans, which are currently marketed in a limited number of states, appeal to employers that wish to participate in cost savings and wellness initiatives that will lower their claims costs.  Sales of the small group self-funded plans grew significantly in 2015 as we increased distribution and made the product available in additional states. During 2016, we began selling these plans through Westport paper. We expect that sales of the small group self-funded plans will be relatively flat in 2017.

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

ACQUISITIONS OF POLICY BLOCKS

Prior to reinsuring the life and annuity business in 2015 IHC’s acquisition group acquired blocks of existing life insurance, annuity and disability policies from other insurance companies, guaranty associations and liquidators.  Now the acquisition group’s focus is on existing blocks of long-term and short-term disability policies, group life policies, and specialty health policies.

REINSURANCE AND POLICY RETENTIONS

The Company's average retention of gross and assumed Medical Stop-Loss exposure was 5% in 2016, 69% in 2015, and 74% in 2014. The reduction in 2016 was a result of closing the Risk Solutions Sale and Coinsurance Transaction, pursuant to which all of the in-force stop-loss business of Security Life and Independence American produced by Risk Solutions was co-insured as of January 1, 2016.  IHC retained approximately 94% in 2016, 92% in 2015, and 91% in 2014, of gross and assumed Specialty Health exposure.

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

In 2015, Madison National Life and Standard Security Life together entered into a coinsurance and sale agreement with an unaffiliated reinsurer to cede substantially all of their individual life and annuity policy blocks, which are currently in run-off.

The following reinsurers represent approximately 80% of the total ceded premium for the year ended December 31, 2016:

Westport Insurance Corporation	36%
GBG Insurance Ltd.	23%
Contrarian Re, LLC	13%
RGA Reinsurance Company	8%

80%

The Insurance Group remains liable with respect to the insurance in-force, which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. At December 31, 2016 and 2015, the Insurance Group's ceded reinsurance in-force was $6.3 billion and $6.4 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 9 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

The Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2016, more than 99.9% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in other comprehensive income or loss (in thousands):

	2016	2015	2014

Consolidated Statements of Income:
Net investment income	$16,570	$17,237	$21,614
Net realized investment gains	4,502	3,094	7,688
Other-than-temporary impairments	(1,475)	(228)	-

Consolidated Statements of Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	(5,424)	(5,475)	15,509

Total pre-tax investment performance	$14,173	$14,628	$44,811

Net unrealized gains (losses) on available-for-sale securities recognized through other comprehensive income (loss) represents the pre-tax change in unrealized gains and losses on available-for-sale securities arising during the year net of reclassification adjustments and includes the portion attributable to noncontrolling interests.  The Company does not have any non-performing fixed maturity investments at December 31, 2016.

COMPETITION AND REGULATION

We compete with many large mutual and stock insurance companies, small regional health insurers and managed care organizations.  Mutual companies may have certain competitive advantages since profits inure directly to the benefit of the policyholders.

The health insurance industry tends to be cyclical, and excess products, such as medical stop-loss, tend to be more volatile than specialty health products.  During a “soft” market cycle, a larger number of companies offer insurance on a certain line of business, which causes premiums in that line to trend downward.  In a “hard” market cycle, insurance companies limit their writings in certain lines of business following periods of excessive losses and insurance and reinsurance companies redeploy their capital to lines that they believe will achieve higher margins.

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

Certain transactions within the IHC holding company system are also subject to regulation and supervision by such regulatory agencies.  All such transactions must be fair and equitable.  Notice to or prior approval by the applicable insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under New York, Wisconsin and Delaware insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person.  Under New York law, control is presumed to exist if any person, directly or indirectly, owns, controls or holds, with the power to vote ten percent or more of the voting securities of any other person. In Wisconsin, control is presumed if any person, directly or indirectly, owns, controls or holds with the power to vote more than ten percent of the voting securities of another person. In Delaware, control is presumed if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person. In all three states, the acquisition of control of a domestic insurer needs to be approved in advance by the Commissioner of Insurance. See Note 17 of Notes to Consolidated Financial Statements included in Item 8 for information as to restrictions on the ability of the Company's insurance subsidiaries to pay dividends.

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

EMPLOYEES

At December 31, 2016, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 270 employees.

ITEM 1A.

RISK FACTORS

Investors should carefully consider the risks set forth below and all other information contained in this report and other documents we file with the SEC.  Many of the factors that affect our business and operations involve risk and uncertainty. The risks and uncertainties described below are not the only ones that we face, but are those that we have identified as being the most significant factors.  Our business is also subject to general risk and uncertainties that affect many other companies, such as market conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions.  Additional risks and uncertainties that we do not know about, or that we deem less significant than those identified below, may also materially and adversely affect our business, financial condition or results of operations and the trading price of our common stock.

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

In particular, at December 31, 2016, fixed maturities represented $449.5 million or 87.3% of our total investments of $514.8 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income (loss) and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although, at December 31, 2016, more than 99.9% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $41.6 million of our $1.1 billion in total assets as of December 31, 2016. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Our loss reserves are based on an estimate of our future liability, and if actual claims prove to be greater than our reserves, our results of operations and financial condition may be adversely affected.

We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, where material, including legal and other fees, and costs not associated with specific claims but related to the claims payment functions for reported and unreported claims incurred as of the end of each accounting period. Because setting reserves is inherently uncertain, we cannot be sure that current reserves will prove adequate. If our reserves are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings, and these charges could be material. Reserves do not represent an exact calculation of liability.  Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of known facts and circumstances. Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trends resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting lag between the occurrence of the insured event and the time it is reported to us.  The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled and are reflected in the results of the periods in which such estimates are changed.

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

Retentions in various lines of business expose us to potential losses.

We retain most of the risk for our own account on some business underwritten by our insurance companies. The determination to not purchase reinsurance, or to reduce the amount of reinsurance we purchase, for a particular risk or line of business is based on a variety of factors including market conditions, pricing, availability of reinsurance, the level of our capital and our loss history. Such determinations have the effect of increasing our financial exposure to losses associated with such risks or in such lines of business and, in the event of significant losses associated with such risks or lines of business, could have a material adverse effect on our financial position, results of operations and cash flows.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to meet our obligations and pay dividends.

We are a holding company for our insurance companies and other subsidiaries with no significant operations of our own. Our principal sources of cash to meet our obligations and to pay dividends consist of dividends from our subsidiaries. State insurance regulatory authorities limit the amount of dividends that insurance companies can pay without regulatory approval. Additionally, competitive pressures or other regulatory requirements may require our insurance company subsidiaries to maintain certain levels of capital that could affect their ability to make dividend payments. Such limits could adversely affect our liquidity, including our ability to pay dividends to stockholders.

If rating agencies downgrade our insurance companies, our results of operations and competitive position in the industry may suffer.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies and are important to maintaining public confidence in our company and our products, and our ability to market our products. Standard Security Life, Madison National Life and Independence American are all rated “A-” (Excellent) by A.M. Best Company, Inc. A.M. Best's ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors.  The ratings of our carriers are subject to periodic review by A.M. Best, and we cannot assure the continued maintenance of our current ratings.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, a downgrade in our financial strength ratings, or the announced potential for a downgrade, could have an adverse effect on our financial condition, results of operations and cash flows in several ways, including: (i) materially increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders, as policyholders might move to other companies with higher claims-paying and financial strength ratings; (ii) reducing new sales of insurance products; (iii) increasing our cost of capital; (iv)

adversely affecting our relationships with distribution partners; (v) requiring us to reduce prices or increase crediting rates for many of our products and services to remain competitive; and (vi) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our financial condition and results of operations.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. In addition, the required adoption of future accounting and reporting standards may result in significant costs to implement. For example, current proposals may change the accounting for insurance contracts and financial instruments and could result in increased volatility of net income as well as other comprehensive income. In addition, these proposals could require us to make significant changes to systems and use additional resources, resulting in significant incremental costs to implement the proposals.

The new Trump Administration may make substantial changes to fiscal and tax policies that may adversely affect our business.

The Trump Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

Increases in insurance claim costs will negatively impact the revenues and profitability of our insurance business.

The major component of insurance cost represents the cost of claims, which are not within our control. While we seek to limit our exposure on any single insured, significant unfavorable claims experience will reduce our revenues and profitability.  Increases in insurance claim costs will negatively impact the revenues and profitability of our insurance business.

Legal and regulatory investigations and actions are increasingly common in the insurance business and may result in financial losses and harm our reputation.

We face a risk of litigation and regulatory investigations and actions in the ordinary course of operating our business, including the risk of  class actions, regulatory actions and individual lawsuits relating, among other things, to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, interest crediting practices, denial or delay of benefits and breaches of fiduciary or other duties to customers. Adverse judgments in one or more of such lawsuits could require us to pay significant damage amounts or to change aspects of our operations.  Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time.  Further, industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss and the size of awards, rising jury awards, escalating medical costs, and increasing loss severity may render the loss reserves of our insurance subsidiaries inadequate for current and future losses.  The unpredictability of court decisions in the insurance business could have a material adverse effect on our financial position, results of operation and cash flows.  In addition, the political divisiveness leading, in some cases, to the stalling of the legislative process, may cause judicial activism and result in rulings concerning our products, the way we sell our products, and the profitability of our products, which may result in the states being divided in their approach to insurance.

We are also subject to various regulatory inquiries, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities, which may result in fines, recommendations for corrective action or other regulatory actions.  Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions or precedents and industry-wide regulations or practices that could adversely affect our business.  Even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business.

Our reliance upon third party administrators and other outsourcing arrangements may disrupt or adversely affect our operations.

We depend, and may in the future increase our dependence, on third parties for significant portions of our operations, including claims processing, premium billing, claims management, claims payment and voice communication services, and other systems-related support. This dependence makes our operations vulnerable to the third parties' failure to perform adequately under the contract due to internal or external factors. In the future, this dependence may increase as we may outsource additional areas of our business operations to additional vendors. There can be no assurance that any conversion or transition of business process functions from the Company to a vendor or between vendors will be seamless and these projects could result in significant operational challenges that cause financial difficulties. In addition, if our relationships with our outsourcing partners are significantly disrupted or terminated for any reason or if the financial terms of such outsourcing partners changes materially, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, cash flows, financial condition and results of operations may be harmed.

Our dependence on third parties makes our operations vulnerable to such parties’ failure to perform as agreed. Incorrect information from these entities could cause us to incur additional expense to utilize additional resources to validate, reconcile and correct the information. We have not been able to independently test and verify some of these third party systems and data. Any failure to recommend payment on claims fairly could lead to material litigation, undermine our reputation in the marketplace, impair our image and adversely affect our financial results. There can be no assurance that future third party data will not disrupt or adversely affect our results of operations. A change in service providers, or a move of services from a third party to internal operations, could result in significant operational challenges, a decline in service quality and effectiveness, increased cost or less favorable contract terms, which could adversely affect our operating results. Some of our outsourced services are being performed offshore. Prevailing economic conditions and other circumstances could prevent our offshore vendors' ability to adequately perform as agreed, which could have a material adverse effect on our results of operations and financial condition

Our financial condition and results of operations could be materially adversely affected if our third party administrators, managing general agents, general agents or other producers exceed their authorities, otherwise breach obligations owed to us or commit fraud.

In connection with certain lines of business and insurance programs, we authorize third party administrators, managing general agents, general agents and other producers to write business and/or settle claims on our behalf within underwriting and claims settlement authorities prescribed by us. We have less control and supervision over these underwriters and claims staff than our own employees and rely on the controls of our agents to write business within the underwriting authorities and settle claims within guidelines provided by us. Although we monitor our business on an ongoing basis, our monitoring efforts may not be adequate and our agents may exceed their underwriting authorities or otherwise breach their obligations owed to us. To the extent that our agents exceed their authorities, otherwise breach their obligations owed to us or commit fraud, this may result in a material adverse effect upon our financial condition and results of operations.

We utilize reinsurance arrangements to help manage our business risks, and failure to perform by the counterparties to our reinsurance arrangements may expose us to risks we had sought to mitigate.

We utilize reinsurance to mitigate our risks in various circumstances. Through reinsurance, we have the contractual right to collect the amount reinsured from our reinsurers. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, reinsurance does not relieve us of our direct liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers.  We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis.  Additionally, catastrophic losses from multiple direct insurers may accumulate within the more concentrated reinsurance market and result in claims that adversely impact the financial condition of such reinsurers and thus their ability to pay such claims. Further, additional adverse developments in the capital markets could affect our reinsurers’ ability to meet their obligations to us. If we become liable for risks we have ceded to reinsurers or if our reinsurers cease to meet their obligations to us because they are insolvent or in a weakened financial position as a result of incurred losses or otherwise, our financial position, results of operations and cash flows could be materially adversely affected.

Our reliance on brokers, program administrators and third-party claims adjusters subjects us to risk.

We transact business through intermediaries, frequently paying insured claims through brokers, program administrators or third-party claims adjustment services, and these parties, in turn, pay these amounts to the clients that have purchased insurance from us.. If such an intermediary were to fail to pass such a payment through to the claimant or policyholder, we may remain liable for the deficiency because of applicable local laws or contractual obligations. Likewise, when a customer pays its policy premium to a broker or program administrator for further remittance to us, that premium is generally considered to have been paid and the client is no longer liable for such amount even if we do not actually receive the premium. Consequently, we assume a degree of credit risk associated with the intermediaries we use with respect to our insurance and reinsurance business.

The success of our business strategy depends on the continuing service of key executives, the members of our senior management team and other highly-skilled personnel.

We rely on the continued service of key executives, members of our senior management team and highly-skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel or hire qualified personnel. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel who are knowledgeable about our business. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions and the effectiveness of our compensation programs and competition. If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, our revenue growth and profitability may be materially adversely affected.

We may be unsuccessful in competing against larger or better-established business rivals.

We compete with a large number of other companies in our selected lines of business.  We face competition from specialty insurance companies, and from diversified financial services companies and insurance companies that are much larger than we are and that have far greater financial, marketing and other resources. Some of these competitors also have greater experience and more market recognition than we do in certain lines of business. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. There can be no assurance that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

Also, insurance companies may seek to consolidate through mergers and acquisitions. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment as we would likely experience more robust competition from larger competitors. These consolidated entities may use their enhanced market power and broader capital base to take business from us or to drive down pricing, which could adversely affect the results of our operations.

We may be unsuccessful in our continued efforts to execute on our strategies to diversify sources of income.

We have devoted significant effort and financial resources to build new products, distribution and service capabilities to diversify our product portfolio. We aim to continue implementing our strategies while maintaining current positions of strength in our existing businesses, as well as maintaining the strength of our balance sheet. Our success will depend on a number of factors, including our ability to achieve customer name recognition, accurately predict market trends, differentiate our product offerings from our competitors’ products, provide excellent customer service, attract and retain skilled employees, maintain comprehensive focus on all company priorities, develop new products in a timely manner and achieve market acceptance, effectively implement new technology and operational platforms, deepen our existing distribution relationships and add new distribution partners, and set appropriate prices for our products. We may incur higher-than-expected costs or fail to generate expected levels of revenue and profitability associated with this strategy. Further, if we fail to accomplish all or a combination of these strategies, our ability to profitably grow our business could be materially and adversely affected.

The failure to maintain effective and efficient information systems and to safeguard the security of our data could adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer systems, and we have different information systems for our various businesses. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, to provide insurance quotes, to process our premiums and policies, to administer our products, to process and make claims payments, to establish our loss reserves, and to prepare our management and external financial statements and information. The failure of these systems could interrupt our operation and we could experience adverse consequences, including:  (i) inadequate information on which to base pricing, underwriting and reserving decisions; (ii) inadequate information for accurate financial reporting; (iii) increases in administrative expenses; (iv) the loss of existing customers or key distributors; (v) difficulty in attracting new customers or distributors; (vi) an inability to comply with regulations or customer or vendor expectations, such as failure to meet prompt payment obligations; (vii) customer, provider and agent disputes; and (viii) litigation or regulatory enforcement exposure.  We have committed and will continue to commit significant resources to develop, maintain and enhance our existing information systems, transition existing systems to upgraded systems, and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences.

Moreover, our computer systems have been, and will continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks, hackers or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or security breaches. Such an event could compromise our confidential information as well as that of our clients and third parties, with whom we interact, impede or interrupt business operations and may result in other negative consequences, including remediation costs, loss of revenue, disruption of our operations, additional regulatory scrutiny, sanctions (such as penalties, fines and loss of license) and litigation, and reputational damage.

Our database and systems are also vulnerable to damage or interruption from system outages, disasters such as earthquakes, fires, floods, acts of terrorism, blackouts, power loss, telecommunications failures, and similar events, which would compromise our ability to conduct business. In the event of such failures, we may be unable to perform critical functions in a timely manner, and our systems may not be available to our employees, customers or business partners for an extended period of time. Any such interruptions may reduce our revenues or increase our expenses, and may also have an adverse impact upon our reputation, distribution partnerships, or our customer or vendor relationships. [Such an occurrence may also impair our ability to timely and accurately complete our financial reporting and other regulatory obligations and may impact the effectiveness of our internal control over financial reporting.]  We also utilize and/or rely on computer systems developed and maintained by outsourcing relationships and key vendors. Their systems could experience the same risks, which could result in a material adverse effect on our business results.

Our failure to maintain effective and efficient information systems and protect the security of such systems could have a material adverse effect on our financial condition and results of operations.

Additionally, past or future misconduct by our employees or employees of our vendors or suppliers could result in violations of laws by us, regulatory sanctions against us and/or serious reputational, legal or financial harm to our business, and the precautions we employ to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor the business decisions and activities of these individuals to prevent us from engaging in inappropriate activities, excessive risk taking, fraud or security breaches, these individuals may take such risks regardless of such controls and procedures and such controls and procedures may fail to detect all such decisions and activities. Our compensation policies and procedures are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If these individuals take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

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

Our business depends on the uninterrupted operation of our information technology systems.

We rely on various information technology systems and computer and telecommunications equipment in the normal course of business.  The maintenance and security of our information systems are important to our operations.  Our ability to effectively run our business depends on the reliability and capacity of our information technology systems, including technology services and systems for which we contract from third parties. Advances in technology may render our current information technology systems obsolete and require upgrading and maintenance over time, which may require significant future commitments of resources and capital.  If we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.  If there is a material failure in our information technology systems, our business operations and profits could be negatively affected, and our systems may be inadequate to support our future growth strategies.

We may be unable to renew our existing licenses when they expire and may not be able to obtain new licenses on favorable terms.

We may be unable to renew expiring licenses on terms favorable to us or at all, and we may have difficulties obtaining new licenses needed for our business on terms acceptable to us, if at all.  In addition, these licensors could decide to license to our competitors.  Failure to maintain or renew our existing licenses or to obtain additional licenses necessary for our business could harm our operating results and financial condition.

We have risks from exiting the individual life and annuities business.

We exited the individual life and annuities business in July 2015 when our subsidiaries, Madison National Life and Standard Security Life, closed on an agreement to coinsure substantially all of their run-off blocks of individual life and annuities and sold Madison National Life's infrastructure related to those blocks, to National Guardian Life Insurance Company (“NGL”).  Key risks associated with exiting the business include:

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

Further, if NGL defaults on its reinsurance commitments and/or its administration commitments, then the policies may come back to us.  Since we have sold our infrastructure, we would not have the ability to administer the business because we no longer have the IT systems or staff to support the business.  We may have to incur expenses to rebuild our capabilities and for regulatory and other legal actions, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010 by President Obama, expanded the U.S. federal government’s presence in insurance oversight, streamlined state-based regulation of reinsurance and non-admitted insurance and established a new Federal Insurance Office with powers over most lines of insurance other than health insurance.  The Federal Insurance Office is authorized to gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances. As the Dodd-Frank Act calls for numerous studies and contemplates further regulation, its future impact on our results of operations or financial position cannot be determined at this time.

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

Changes in regulation, or the application thereof, may reduce our profitability and limit our growth.

Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. Further, state insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations or in interpretations thereof, or new judicial decisions affecting the insurance industry, are often made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our business.  We cannot predict what impact, if any, the results of these studies or other such proposals, if enacted, may have on our financial condition, results of operations and cash flows.  If we were unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition.

Several proposals have been adopted or are currently pending to amend state insurance holding company laws to increase the scope of insurance holding company regulation. The timing of their adoption and content will vary by state. These proposals include the NAIC “Solvency Modernization Initiative,” which focuses on capital requirements, as well as the Own Risk Solvency Assessment (“ORSA”), which requires large- and medium-sized U.S. insurers and insurance groups to regularly perform an ORSA and file a confidential ORSA Summary Report of the assessment with the regulator of each insurance company upon request.

We cannot predict the full effect of these or any other regulatory initiatives on the Company at this time, but they could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.]

Changes to health insurance laws may adversely affect our business, cash flows, financial condition and results of operations.

Although health insurance is generally regulated at the state level, actions at the federal level have affected and will likely continue to affect our business. Since the Affordable Care Act (ACA) became law in March 2010, it has caused sweeping and fundamental changes to the U.S. health care and health insurance industries. The effects on our business include our decisions to exit the major medical business, which is directly affected by the ACA, and to focus on ancillary health insurance products that are only indirectly affected by the ACA.

The ACA also affects us as an employer because it significantly affects the provision of both health care services and benefits in the United States.  The ACA may impact our cost of providing our employees with health insurance and/or benefits, and may also impact various other aspects of our business. We are continually assessing the impact of the ACA on our health care benefit costs.

The Trump Administration will undoubtedly have an impact on the ACA, however we are unable to predict what additional legislation or regulation, if any, relating to the health insurance industry may be enacted in the future or what effect such legislation or regulation would have on our business.

We will continue to monitor efforts to repeal the ACA and reassess our business strategies accordingly.  We have made, and are continuing to make, significant changes to our operations, products and strategy to adapt to the new environment.  However, if our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our products in the new environment, our results could be adversely affected.

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

•

New mandated benefits or other regulatory changes that change the scope of business or increase our costs; and

•

Failure of managing general underwriters, agents, third-party administrators and producers to adhere to the underwriting guidelines, market-conduct practices and other requirements (as applicable) under their agreements with us.

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

Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies or to bear a portion of the cost of insurance for high-risk or uninsured individuals. When an insurance company becomes insolvent, state insurance guaranty associations have the right to assess other insurance companies doing business in their state for funds to pay obligations to policyholders of the insolvent company, up to the state-specific limit of coverage. Depending on state law, insurers can be assessed up to 2% of premium written for the relevant line of insurance in that state. The total amount of the assessment is based on the number of insured residents in each state, and each company’s portion is based on its proportionate share of premium volume in the relevant lines of business. The future failure of a large life, health or annuity insurer could trigger assessments that we would be obligated to pay. Further, amounts for historical insolvencies may be assessed over many years, and there can be significant uncertainty around the total obligation for a given insolvency. Existing liabilities may not be sufficient to fund the ultimate obligations of a historical insolvency, and we may be required to increase our liability, which could have an adverse effect on our results of operations.

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

IHC Carrier Solutions

IHC Carrier Solutions leases 11,297 square feet of office space in Phoenix, Arizona as its corporate headquarters.

IHC Specialty Benefits

IHC Specialty Benefits leases 6,391 square feet of office space in Minneapolis, Minnesota as its corporate headquarters.

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

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against the Defendants.   The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The Defendants have not yet been served, but if they are served they intend to vigorously contest the claims, which we believe to be without merit.  The Defendants will file significant counterclaims against Plaintiff demanding reimbursement from the Plaintiff for damages and expenses.

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

	HIGH	LOW
QUARTER ENDED:
December 31, 2016	$21.23	$17.03
September 30, 2016	19.15	16.20
June 30, 2016	17.97	15.05
March 31, 2016	16.91	13.16

QUARTER ENDED:
December 31, 2015	$15.81	$12.90
September 30, 2015	13.80	11.76
June 30, 2015	14.10	11.29
March 31, 2015	14.05	11.63

IHC's stock price closed at $19.55 on December 31, 2016.

Holders of Record

At May 15, 2017, the number of record holders of IHC's common stock was 1,845. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

Dividends

IHC declared a cash dividend of $.045 per share on its common stock on June 20, 2016 and declared a cash dividend of $.06 per share on its common stock on November 29, 2016, for a total annual dividend of $.105 per share.

IHC declared a cash dividend of $.045 per share on its common stock on each of June 22, 2015 and December 23, 2015 for a total annual dividend of $.09 per share.

IHC declared a cash dividend of $.035 per share on its common stock on each of June 26, 2014 and December 22, 2014 for a total annual dividend of $.07 per share.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of December 31, 2016, 2,895,442 shares were still authorized to be repurchased.

There were no share repurchases during the fourth quarter of 2016.

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P 500 Life & Health Insurance index. The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2011. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

ITEM 6.

 SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

	Year Ended December 31,

	2016	2015	2014	2013	2012
Income Data:
Total revenues	$311,004	$530,495	$530,348	$574,445	$426,410
Income from continuing operations	22,510	27,974	15,021	15,472	21,685
Balance Sheet Data:
Total investments	514,820	488,159	650,961	608,982	811,356
Total assets	1,134,464	1,197,963	1,196,227	1,277,545	1,270,818
Insurance liabilities	603,867	711,475	728,883	837,581	793,628
Debt and junior subordinated
debt securities	-	43,335	42,146	44,146	46,146
IHC stockholders' equity	436,559	323,351	299,687	277,301	294,194
Per Share Data:
Cash dividends declared per
common share	.105	.09	.07	.07	.07
Basic income (loss) per common share
from continuing operations	1.28	1.59	.83	.79	1.05
Diluted income (loss) per common
share from continuing operations	1.27	1.58	.82	.78	1.05
Book value per common share	25.53	18.73	17.25	15.70	16.41

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc. IHC also owns a significant equity interest in: (i) Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance; and (ii) an equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss. On March 31, 2016, the Company sold IHC Risk Solutions, LLC (“Risk Solutions”), an MGU that was its principal source of medical stop-loss business. In addition, all of the in-force medical stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was 100% co-insured as of January 1, 2016 and IHC’s block of medical stop-loss business is in run-off.  Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

IHC’s health insurance products serve niche sectors of the commercial market through multiple classes of business and varied distribution channels.  Medical stop-loss was marketed to employer groups that self-insure their medical risks. With regard to those persons in the growing individual market, IHC’s products offer coverage for individuals and families with short-term needs, and fixed indemnity limited benefit and scheduled benefit plans through multiple distribution partners.  We offer pet insurance for dogs and cats in all 50 states through select distributors. Our fixed indemnity limited benefit product is primarily purchased by hourly workers and others who are generally not eligible for coverage under their employer’s group medical plan. The dental and vision products are marketed to large and small groups as well as individuals. With respect to IHC’s life and disability business, Madison National Life has historically sold almost all of this business through one distribution source specializing in serving school districts and municipalities.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to specialty medical, disability and New York short-term disability (“DBL”); mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers.  Management has always focused on managing the costs of its operations.

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	2016	2015	2014

Revenues	$311,004	$530,495	$530,348
Expenses	278,939	486,617	509,219

Income from continuing operations before income taxes	32,065	43,878	21,129
Income taxes	9,555	15,904	6,108

Income from continuing operations	22,510	27,974	15,021
Income from discontinued operations	110,804	2,548	1,900

Net income	133,314	30,522	16,921
Less: Income from noncontrolling interest in subsidiaries	(10,016)	(578)	(628)

Net income attributable to IHC	$123,298	$29,944	$16,293

•

Income from continuing operations of $1.27 per share, diluted, for the year ended December 31, 2016 compared to $1.58 per share, diluted, for the same period in 2015.

o

Net income for the year ended December 31, 2015 includes a $6.7 million gain, net of tax, resulting from the deconsolidation of a subsidiary and corresponding joint venture transaction. See discussion on Gain on Sale of Subsidiary to Joint Venture.

o

Net income for the year ended December 31, 2015 includes a gain of $3.3 million, net of tax, on the sale of the infrastructure associated with the administration of substantially all of our individual life and annuity policies ceded. See discussion on Other Income.

•

Consolidated investment yield (on an annualized basis) of 2.7% in 2016 compared to 2.8% in 2015; and

•

Book value of $25.53 per common share at December 31, 2016 compared to $18.73 at December 31, 2015.

The following is a summary of key performance information by segment:

•

The Medical Stop-Loss segment reported income before taxes of $16.7 million for the year ended December 31, 2016. Income from the Medical Stop-loss segment in 2016 is principally due to ceding commissions on coinsurance due to the sale of Risk Solutions and exit from the medical stop-loss business. Premiums earned and amounts recorded for benefits, claims and reserves in the Medical Stop-Loss segment during 2016 represent the activity of the remaining blocks of medical stop-loss business in run-off. In 2015, the Medical Stop-Loss segment reported income before taxes of $18.8 million.

•

The Company has renamed its “Fully Insured” segment “Specialty Health”.  Specialty Health more accurately reflects the niche nature of the products that IHC markets in this segment and continues to expand into since its exit from the major medical market. The Specialty Health segment reported $7.2 million of income before taxes for the year ended December 31, 2016 compared to $6.5 million for the comparable period in 2015. The increase was primarily the result of increases from broader marketing of our short-term medical, scheduled benefit and gap plans, and growth in the pet insurance line of business, partially offset by poor underwriting results in our occupational accident business.

o

Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the years indicated (in thousands):

	2016	2015	2014

Premiums Earned	$154,397	$171,912	$218,949
Insurance Benefits, Claims & Reserves	81,215	93,916	146,431
Expenses	68,891	71,641	75,929

Loss Ratio	52.6%	54.6%	66.9%
Expense Ratio	44.6%	41.7%	34.7%
Combined Ratio	97.2%	96.3%	101.6%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

o

Although the loss ratio for the year ended December 31, 2016 was slightly lower than the same period in 2015, the loss ratio would have been significantly lower (48.0%) excluding the occupational accident line of business. Poor performance of the business underwritten by its occupational accident agency led to the Company’s decision to sell such company and exit business produced by it.  Expense ratios are higher for the year ended December 31, 2016 because of a change in the mix of business from major medical to specialty health products and a reallocation of certain fixed costs from the medical stop loss line to the specialty health segment.

•

Income before taxes from the Group disability, life and DBL segment increased $2.1 million in 2016 compared to prior year results. The overall increase is primarily due to increased volume;

•

Loss before income taxes from the Individual life, annuities and other segment increased $2.4 million for the year ended December 31, 2016, primarily due to the ceding of substantially all of the life and annuity blocks in the third quarter of 2015. Current year activity primarily consists of the amortization of the related reinsurance costs whereas prior year activity includes a $5.1 million pre-tax gain recorded in connection with the sale of the infrastructure associated with the administration of the individual life and annuity policies ceded in 2015;

•

Loss before tax from the Corporate segment for the year ended December 31, 2016 increased $0.6 million over the same period in 2015 primarily due to compensation costs and increased audit and consulting fees; and

•

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2016	2015	2014

Medical Stop-Loss	$264,101	$302,709	$240,865
Specialty Health	163,810	186,716	241,486
Group disability; life and DBL	123,245	116,500	107,049
Individual life, annuities and other	30,285	23,552	26,186

	$581,441	$629,477	$615,586

Net Premiums Earned:	2016	2015	2014

Medical Stop-Loss	$12,070	$209,765	$176,941
Specialty Health	154,397	171,912	218,949
Group disability; life and DBL	96,190	85,953	64,260
Individual life, annuities and other	47	11,904	18,898

	$262,704	$479,534	$479,048

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

Policy Benefits and Claims

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

All of the Company’s short-duration contracts are generated from its accident, health, term life, disability and pet insurance business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2016, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $2.5 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Income.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Income could also be affected, such as amortization of deferred acquisition costs and commission expense.

The liability for policy benefits and claims by segment is as follows (in thousands):

	December 31, 2016
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Medical Stop-Loss	$54,760	$-	$54,760
Specialty Health	50,237	-	50,237
Group Disability	83,017	21,411	104,428
Individual Accident and Health
and Other	6,391	3,297	9,688
	$194,405	$24,708	$219,113

	December 31, 2015
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Medical Stop-Loss	$100,088	$-	$100,088
Specialty Health	41,477	-	41,477
Group Disability	85,416	12,570	97,986
Individual Accident and Health
and Other	5,694	198	5,892
	$232,675	$12,768	$245,443

Specialty Health

For the Specialty Health business, incurred but not reported (“IBNR”) claims liabilities plus expected development on reported claims are calculated using standard actuarial methods and practices. The “primary” assumption in the determination of Specialty Health reserves is that historical Claim Development Patterns are representative of future Claim Development Patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for policy benefits and claims for specialty health medical and disability coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The Company has business that is serviced by third-party administrators.  From time to time, there are changes in the timing of claims processing due to any number of factors including, but not limited to, system conversions and staffing changes during the year.  These changes are monitored by the Company and the effects of these changes are taken into consideration during the claim reserving process.  Other than these considerations, there have been no significant changes to methodologies and assumptions from the prior year.

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

Disability

The Company’s disability business is comprised of group disability and DBL.  The two “primary” assumptions on which disability policy benefits and claims are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, the Company would increase reserves because there would be more new claims than expected.  In regard to the assumed recovery rate, if disabled lives recover more quickly than anticipated then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased. Advancements in medical treatments could affect future recovery, termination, and mortality rates.

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

With respect to group disability, other assumptions are:  (i) changes in market interest rates; (ii) changes in offsets; (iii) advancements in medical treatments; and (iv) cost of living.  Changes in market interest rates could change reserve assumptions since the payout period could be as long as 40 years. Changes in offsets such as Social Security benefits, retirement plans and state disability plans also impact reserving. As a result of the forgoing assumptions, it is possible that the historical trend may not be an accurate predictor of the future development of the block. As with most long term insurance reserves that require judgment, the reserving process is subject to uncertainty and volatility and fluctuations may not be indicative of the claim development overall.

While the Company believes that larger variations are possible, the Company does not believe that reasonably likely changes in its “primary” assumptions would have a Material Effect.

Medical Stop-Loss

On March 31, 2016, the Company sold Risk Solutions, an MGU that was its principal source of medical stop-loss business. All of the in-force medical stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was 100% co-insured as of January 1, 2016 and IHC’s block of medical stop-loss business is in run-off.

Liabilities for policy benefits and claims on medical stop-loss coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data. Policy benefits and claims for medical stop-loss insurance are more volatile in nature than those for specialty health medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

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

Predicting ultimate claims and estimating reserves in Medical Stop-Loss is more complex than specialty health medical and disability business due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims, whereas fluctuations in aggregate coverage are largely attributable to frequency of underlying claims rather than severity. Liabilities for first dollar medical reserves and disability coverages are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.

Due to the short-term nature of Medical Stop-Loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Medical Stop-Loss, as noted above, the Company maintains its reserves based on underlying assumptions until it determines that an adjustment is appropriate based on emerging experience from all of its prior underwriting years.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2016. Changes in the Company's policy benefits and claims estimates are recorded through a charge or credit to its earnings.

Future Policy Benefits

The liability for future policy benefits consists of the liabilities related to insured events for the Company’s long-duration contracts, primarily its life and annuity products. For traditional life insurance products, the Company computes the liability for future policy benefits primarily using the net premium method based on anticipated investment yield, mortality, and withdrawals. These methods are widely used in the life insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates that could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change.

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2016 and 2015. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

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

Investments

The Company has classified all of its investments as either available-for-sale or trading securities. These investments are carried at fair value with unrealized gains and losses reported through other comprehensive income (loss) for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Income for trading securities. Available-for-sale securities totaled $454.8 million and $437.0 million at December 31, 2016 and 2015, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

At December 31, 2016, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2016, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company , including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 58% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.  No impairment charge for goodwill was required in 2016, 2015 or 2014.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense. No impairment charges for intangible assets were required in 2016, 2015 or 2014.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Information by business segment for the periods indicated is as follows (in thousands):

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2016	Premiums	Investment	Other	and	and
	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$12,070	$1,700	$11,844	$10,427	$(1,546)	$16,733
Specialty Health	154,397	3,272	15,478	81,215	84,730	7,202
Group disability,
life and DBL	96,190	6,469	876	52,245	33,386	17,904
Individual life,
annuities and other	47	2,255	454	1,344	3,952	(2,540)
Corporate	-	2,874	51	-	11,652	(8,727)
Sub total	$262,704	$16,570	$28,703	$145,231	$132,174	30,572

Net realized investment gains						4,502
Net impairment losses recognized in earnings						(1,475)
Interest expense on debt						(1,534)
Income from continuing operations before income taxes						32,065
Income taxes						9,555
Income from continuing operations						$22,510

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2015	Premiums	Investment	Other	and	And
	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$209,765	$4,374	$-	$153,919	$41,392	$18,828
Specialty Health	171,912	1,813	12,187	93,916	85,506	6,490
Group disability,
life and DBL	85,953	3,699	662	47,646	26,857	15,811
Individual life,
annuities and other	11,904	7,146	8,069	11,697	15,544	(122)
Corporate	-	205	-	-	8,342	(8,137)
Sub total	$479,534	$17,237	$20,918	$307,178	$177,641	32,870

Gain on sale of subsidiary to joint venture						9,940
Net realized investment gains						3,094
Net impairment losses recognized in earnings						(228)
Interest expense on debt						(1,798)
Income from continuing operations before income taxes						43,878
Income taxes						15,904
Income from continuing operations						$27,974

Premiums Earned

In 2016, premiums earned decreased $216.8 million over the comparable period of 2015. The decrease is primarily due to: (i) a decrease of $197.7 million in the Stop Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $17.5 million in the Specialty Health segment principally as a result of a $26.8 million decrease in premiums from exiting the Major Medical line, a $11.9 million decrease in the fixed indemnity limited benefit line due to the cancellation of a distribution source, and a $1.4 million decrease in international medical business premiums due to lower retention, partially offset by premium increases in the short-term medical, pet and occupational accident lines of business of $17.7 million, $4.7 million and $1.6 million, respectively, as a result of higher volume; and (iii) a decrease of $11.8 million in the Individual life, annuities and other segment as a result of this business being in run-off; partially offset by

(iv) a $10.2 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume and retention in the LTD and group term life lines and increased volume in DBL business.

Net Investment Income

Total net investment income decreased $0.7 million. The overall annualized investment yields for the year ended December 31, 2016 and 2015 were 2.7% and 2.8%, respectively. The overall decrease was primarily the result of a decrease in investment income on bonds, equities and short-term investments due to cash transferred out in the third quarter of 2015 in connection with a coinsurance and sale transaction, partially offset by cash received in connection with the sale of Risk Solutions in the first quarter of 2016. Additionally, income from partnerships was lower in 2016.

 The annualized investment yields on bonds, equities and short-term investments were 2.9% and 2.8% for 2016 and 2015, respectively. IHC has approximately $168.7 million in highly rated shorter duration securities earning on average 1.5%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Gain on Sale of Subsidiary to Joint Venture

In the third quarter of 2015, the Company finalized a joint venture with Ebix, Inc. in which IHC sold its wholly owned administrative subsidiary, IHC Health Solutions (now known as Ebix Health Administration Exchange, Inc.), in exchange for a 60% ownership interest in Ebix Health Exchange and $6.0 million in cash proceeds. The transaction resulted in a loss of control over the subsidiary (due to a lack of the majority of the voting interest on the Board of Managers) and therefore the subsidiary was deconsolidated from the Company’s financial statements. The Company recognized a net gain of $9.9 million, pre-tax, on the transaction (see Note 7). There was no comparable transaction in 2016.

Net Realized Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net realized investment gains of $4.5 million in 2016 compared to $3.1 million in 2015. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $1.5 million of other-than-temporary impairment losses on certain fixed maturities available-for-sale during 2016. The Company determined that it is more likely than not that we will sell the securities before recovery of their amortized cost basis. In 2015, the Company recognized $0.2 million of other-than-temporary impairment losses on equity securities available-for-sale due to the length of time and extent an equity security was below cost.

Fee Income and Other Income

Fee income increased $5.8 million in 2016 compared to 2015 primarily due to increased fee income from the Specialty Health segment partially offset by decreased fees due to the partial sale and deconsolidation of a previously wholly owned third party administrator.

Other income increased $2.0 million. Other income in 2016 consists primarily of fees received in connection with the ceding of the Medical Stop Loss business; whereas, 2015 includes a gain recorded in connection with the ceding of individual life and annuity policies and sale of the related infrastructure.

Insurance Benefits, Claims and Reserves

In 2016, insurance benefits, claims and reserves decreased $161.9 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $143.5 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $12.7 million in the Specialty Health segment, primarily due to a decrease of $23.8 million in benefits, claims and reserves related to the run-off of the Major Medical business, a $3.5 million decrease due to lower volume in the fixed indemnity business, and a $2.1 million decrease due to lower retention in the international line; partially offset by increases of $5.4 million in claims in the occupational accident lines due to higher claim activity and increases of $9.3 million and $2.3 million in the short term medical and pet, respectively, due to the increase in volume of both lines of business; and (iii) a decrease of $10.3 million in the Individual life, annuity and other segment, primarily as a result of business in run-off; partially offset by (iv) an increase of $4.6 million in benefits, claims and reserves in the group disability, life, annuities and DBL segment, primarily due to increased retention and higher loss ratios on LTD lines.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $45.5 million over the comparable period in 2015. The decrease is primarily attributable to: (i) a decrease of $42.9 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3, (ii) a decrease of $0.8 million in the Specialty Health segment primarily due to decreased expenses from the run-off of Major Medical and lower volume of fixed indemnity business, partially offset by an increase in expenses due to increased volume in the short term medical line; and (iii) a decrease of $11.6 million in the Individual life, annuity and other segment largely due to a decrease in amortization of deferred acquisition costs as a result of ceding life and annuity policies in 2015 and lower general expenses from business in run-off; partially offset by (iv) an increase of $6.5 million in the group disability, life, annuities and DBL segment primarily due to increased commission and other expenses in the LTD line as a result of volume; and (v) an increase of $3.3 million in Corporate principally from increased compensation costs in addition to higher audit and consulting fees in 2016.

Income Taxes

The effective tax rate was 29.8% in 2016 compared to 36.2% for the same period in 2015. The lower effective tax rate is primarily due to the liquidation of a subsidiary in 2016 that resulted in tax benefits of approximately $3.9 million recognized for IHC’s unrecovered investment in that subsidiary.

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Information by business segment for the periods indicated is as follows (in thousands):

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2015	Premiums	Investment	Other	and	And
	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$209,765	$4,374	$-	$153,919	$41,392	$18,828
Specialty Health	171,912	1,813	12,187	93,916	85,506	6,490
Group disability,
life and DBL	85,953	3,699	662	47,646	26,857	15,811
Individual life,
annuities and other	11,904	7,146	8,069	11,697	15,544	(122)
Corporate	-	205	-	-	8,342	(8,137)
Sub total	$479,534	$17,237	$20,918	$307,178	$177,641	32,870

Gain on sale of subsidiary to joint venture						9,940
Net realized investment gains						3,094
Net impairment losses recognized in earnings						(228)
Interest expense on debt						(1,798)
Income from continuing operations before income taxes						43,878
Income taxes						15,904
Income from continuing operations						$27,974

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2014	Premiums	Investment	Other	and	And
	Earned	Income	Income	Reserves	Administrative	Total

Medical Stop-Loss	$176,941	$4,249	$-	$122,469	$38,971	$19,750
Specialty Health	218,949	2,202	17,950	146,431	94,657	(1,987)
Group disability,
life and DBL	64,260	3,156	225	37,537	17,936	12,168
Individual life,
annuities and other	18,898	11,830	3,823	19,598	21,571	(6,618)
Corporate	-	177	-	-	8,252	(8,075)
Sub total	$479,048	$21,614	$21,998	$326,035	$181,387	15,238

Net realized investment gains						7,688
Interest expense on debt						(1,797)
Income from continuing operations before income taxes						21,129
Income taxes						6,108
Income from continuing operations						$15,021

Premiums Earned

In 2015, premiums earned increased $0.5 million over the comparable period of 2014. The increase is primarily due to: (i) a $32.8 million increase in earned premiums from the Medical Stop-Loss segment as a result of higher volume; (ii) a $21.7 million increase in the Group disability, life and DBL segment primarily due to increased volume and retentions in the group term life and LTD lines; partially offset by (iii) a decrease of $47.0 million in the Specialty Health segment as a result of a $58.4 million decrease in premiums from exiting Major Medical, partially offset by premium increases in the ancillary lines (primarily short-term medical), fixed indemnity limited benefit products, pet, and occupational accident lines of business as a result of higher volume; and (iv) a decrease of $7.0 million in the Individual life, annuities and other segment primarily as a result of a reinsurance transaction in the third quarter of 2015 whereby the Company ceded substantially all of its ordinary life and annuity business.

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

Gain on Sale of Subsidiary to Joint Venture

In the third quarter of 2015, the Company finalized a joint venture with Ebix, Inc. in which IHC sold its wholly owned administrative subsidiary, IHC Health Solutions (now known as Ebix Health Administration Exchange, Inc.), in exchange for a 60% ownership interest in Ebix Health Exchange and $6.0 million in cash proceeds. The transaction resulted in a loss of control over the subsidiary (due to a lack of the majority of the voting interest on the Board of Managers) and therefore the subsidiary was deconsolidated from the Company’s financial statements. The Company recognized a net gain of $9.9 million, pre-tax, on the transaction (see Note 7).

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

Fee Income and Other Income

Fee income decreased $6.5 million in 2015 compared to 2014 primarily as a result of decreased Major Medical volume in the Specialty Health segment.

Other income increased in 2015 primarily as a result of a $5.1 million pre-tax gain recorded in connection with a coinsurance and sale agreement. In the third quarter of 2015, Madison National Life and Standard Security Life together entered into the aforementioned coinsurance and sale agreement to cede substantially all of their individual life and annuity policy blocks and sell the related infrastructure associated with the administration of such policies (see Note 9). In addition, the Company recorded a $0.5 million gain in 2015 on the acquisition of a controlling interest in GAF (see Note 7) and a gain of $0.7 million in 2015 on the sale of Innovative Medical Risk Management (see Note 7).

Insurance Benefits, Claims and Reserves

In 2015, insurance benefits, claims and reserves decreased $18.8 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $52.5 million in the Specialty Health segment, primarily due to lower loss ratios in 2015 and a decrease of $48.4 million in benefits, claims and reserves related to the run-off of the Major Medical; offset in part by increases in the volume of ancillary products, pet and occupational accident lines of business; (ii) a decrease of $7.9 million in the Individual life, annuities and other segment primarily as a result of a reinsurance transaction in the third quarter of 2015 whereby the Company ceded substantially all of its ordinary life and annuity business; partially offset by (iii) an increase of $31.5 million in benefits, claims and reserves in the Medical Stop-Loss segment as a result of an increase in premium volume and higher loss ratios; and (iv) an increase of $10.1 million in the group disability, life and DBL segment, primarily due to increased volume and retention in the group term life and LTD lines partially offset by lower loss ratios.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $3.7 million over the comparable period in 2014. The decrease is primarily attributable to: (i) a decrease of $9.1 million in the Specialty Health segment largely due to the run-off of the Major Medical and the deconsolidation of IHC Health Solutions, partially offset by increases in general expenses as a result of the higher volume of ancillary, pet and occupational accident business, which tends to have a higher expense structure than major medical; and (ii) a decrease of $6.0 million in Individual life, annuity and other segment primarily due to lower amortization of deferred costs in correlation with the assumptions of certain ceded life and annuity policies; partially offset by; (iii) an increase of $2.4 million in the Medical Stop-Loss segment primarily as a result of higher commission expenses; (iv) an increase of $9.0 million in the group disability, life and DBL segment primarily due to increased commission expense in the group term life and LTD lines as a result of new business and changes in retention levels.

Income Taxes

The effective tax rate for 2015 was 36.2%.  In 2014, the Company recorded a $2.5 million credit to federal income taxes as a result of the reduction in AMIC’s valuation allowance related to its deferred tax asset at December 31, 2014.  Excluding this transaction, the effective tax rate for 2014 was 40.7%.  The lower effective tax rate in 2015 was primarily due to: (i) a decrease in the amount of non-deductible expenses as a result of the Affordable Care Act as a percentage of income in 2015 compared to 2014; and (ii) a decrease in state taxes as a percentage of income in 2015; partially offset by (iii) a decrease in benefits from tax-advantaged securities as a percentage of income in 2015.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance

Group. The Insurance Group declared and paid $18.4 million, $10.6 million and $10.0 million of cash dividends to Corporate in 2016, 2015 and 2014, respectively.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, and common stock repurchases.

Cash Flows

Cash and cash equivalents, including discontinued operations, as of December 30, 2016 and December 31, 2015 was $22.0 million and $19.2 million, respectively.

For year ended December 31, 2016, operating activities of the Company utilized $31.0 million of cash, $98.9 million was provided by investment activities and $65.0 million of cash was utilized for financing activities. The increase in cash from investing is primarily related to the proceeds from the sale of Risk Solutions net of amounts subsequently invested in short-term and available-for-sale securities. Financing activities include $18.1 million for the acquisition of AMIC shares in connection with taking AMIC private, $42.9 million utilized for the repayment of debt, $1.6 million for the payment of dividends and $3.5 million for treasury share purchases.

The Company has $438.6 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business and from reinsurance. If the timing of claim payments associated with the Company’s insurance resources does not coincide with future cash flows, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments. For the year ended December 31, 2016, cash received from the maturities and other repayments of fixed maturities was $47.3 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables from reinsurers of $440.3 million at December 31, 2016 compared to $483.1 million at December 31, 2015. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2016.

Investments increased primarily as a result of the proceeds from the Risk Solutions Sale and Coinsurance Transaction.

The Company repaid $42.9 million of debt during 2016.

The $113.2 million increase in IHC’s stockholders' equity in 2016 is primarily due to the $123.3 million of net income attributable to IHC, partially offset by $3.6 million of other comprehensive loss attributable to IHC, $3.5 million of treasury stock purchases, a $2.2 million decrease related to the purchase of AMIC shares from noncontrolling interests and $1.8 million of common stock dividends. Noncontrolling interests in subsidiaries decreased primarily as a result of taking AMIC private in 2016.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $12.3 million at December 31, 2016, more than 99.9% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2016, less than 0.1% (or $0.1 million) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (a commercial mortgage obligation). Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets. The Company does not have any non-performing fixed maturity investments at December 31, 2016.

Certain fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The insurance, however, does not enhance the credit ratings on these securities. The following table summarizes the credit quality of our fixed maturity portfolio, as rated, at December 31, 2016:

Bond Ratings	As Rated

AAA	15.3%
AA	55.7%
A	28.4%
BBB	0.6%

Total Investment Grade	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(G) (iv) of the Notes to Consolidated Financial Statements in Item 8 of this report. The Company recognized $1.5 million of other-than-temporary impairment losses on certain fixed maturities available-for-sale during 2016. The Company determined that it is more likely than not that we will sell the securities before recovery of their amortized cost basis. The Company recorded $0.2 million of other-than-temporary impairment losses on equity securities available-for-sale during 2015 due to the length of time and extent an equity security was below cost. At December 31, 2016, there were no securities with fair values less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2016. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment. Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2016, total goodwill was $41.6 million, all of which was attributable to the Specialty Health segment.

Based upon the goodwill impairment testing performed at December 31, 2016, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by more than 10% in the Specialty Health segment.

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

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  Our market capitalization as of December 31, 2016 was below the sum of our reporting units’ fair values. As a result, the Company assessed the factors contributing to the performance of IHC stock in 2016, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 58% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Liability for Policy Benefits and Claims

The following table summarizes the prior year net favorable amount of policy benefits and claims incurred in 2016 according to the year in which it relates, together with the opening balances of the corresponding liability for policy benefits and claims (net of reinsurance recoverable) (in thousands):

	Policy Benefits and Claims	Prior Year Amount
	at January 1, 2016	Incurred in 2016

2015	$126,447	$(9,517)
2014	15,212	3,446
2013	14,562	1,267
2012 and Prior	23,860	(692)

Total	$180,081	$(5,496)

The following sections describe, for each segment, the unfavorable (favorable) development in the liability for policy benefits and claims experienced in 2016, together with the key assumptions and changes therein affecting the reserve estimates.

Specialty Health

The Specialty Health segment had a net favorable development of $1.4 million related to prior years. Favorable development due to the run-off of the Major Medical business was $4.6 million and $1.0 million was due to the STM line; partially offset by unfavorable development of $4.5 million in our occupational accident business. The Company has since sold the principal agency that produced this occupational accident business and exited this line.

Group Disability

The Group Disability segment had a net favorable development of $2.7 million primarily related to benefits and claims experience related to the 2015 group disability business.

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

Medical Stop-Loss

The Company experienced a net unfavorable development of $0.3 million related to the Medical Stop-Loss segment. Our Medical Stop-Loss business is currently in run-off.

Individual Life, Annuities and Other

All other lines, primarily life and other individual health products, experienced favorable development of $1.7 million primarily due to a change in reserve factors and release of IBNR reserves.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. In the fourth quarter of 2016, the Company redeemed all $38.1 million of its junior subordinated debt securities and as a result the Company has no long-term debt at December 31, 2016. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2016 (in thousands):

		Insurance	Funds
		Policy	on
	Leases	Benefits	Deposit	Total

2016	$2,168	$154,385	$14,962	$171,515
2017	1,939	37,266	14,463	53,668
2018	957	29,737	13,897	44,591
2019	739	26,512	13,469	40,720
2020	372	24,673	12,849	37,894
2021 and
Thereafter	63	141,282	76,109	217,454

Totals	$6,238	$413,855	$145,749	$565,842

OUTLOOK

For 2017, the Company anticipates that it will:

•

Continue to experience an overall decrease in premiums and earnings due to exiting the medical stop-loss business as a result of the Risk Solutions Sale and Coinsurance Transaction.

•

Continue to show significant increases in specialty health premiums (including hospital indemnity, group limited medical and group gap and other supplemental health products, such as dental, accident medical, gap and critical illness products), although we may see a decrease in short term medical as a result of a regulation expected to take effect April 1, 2017.

•

Continue to increase IHC’s emphasis on lead generation for its direct-to-consumer and career advisor distribution initiatives, as well as experiencing the accompanying start-up costs of expanding our controlled sales through our call center, career model and transactional websites as a result of the acquisition of PetPlace.com, IHC’s ownership of HealtheDeals.com, and AspiraAmas and its investment in HealthInsurance.org.

•

Expand sales of our specialty health products as a result of investments in two call center agencies and a worksite marketing company.

•

Diversify the distribution and administration of our pet insurance as we bring on new relationships in 2017, although there will be a reduction in premium as our current distributor has added an additional carrier.

•

Experience continued increases in premiums from group long-term and short-term disability driven by higher retention amounts and a full year of premiums generated by a relatively new distribution partnership.

•

Continue to evaluate strategic transactions. We plan to continue to deploy some of our cash to make additional investments and acquisitions that will continue to bolster existing or new lines of business.

•

Continue to focus on administrative efficiencies, including reducing operating losses at Ebix Health Exchange.

On March 31, 2016, IHC and a subsidiary of AMIC sold the stock of Risk Solutions.  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured by Westport as of January 1, 2016.  The aggregate purchase price was $152.5 million in cash, subject to adjustments and settlements.  This transaction resulted in a gain of $100.8 million, net of taxes and amounts attributable to noncontrolling interests.  As a result, IHC is highly liquid and has excess capital; however its Medical Stop-Loss line of business is in run-off, which will have a negative impact on future earnings.

Subject to making additional repurchases, acquisitions and investments, the Company will remain highly liquid in 2017 as a result of the continuing shorter duration of the portfolio. IHC has approximately $168.7 million in highly rated shorter maturity securities at December 31, 2016 earning on average 1.5%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

Our results depend on the adequacy of our product pricing, our underwriting, the accuracy of our reserving methodology, returns on our invested assets, and our ability to manage expenses.  We will also need to be diligent with increased rate review scrutiny to effect timely rate changes and will need to stay focused on the management of medical cost drivers as medical trend levels cause margin pressures.  Factors affecting these items, as well as unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks) assuming immediate changes in interest rates at specified levels at December 31, 2016:

	Change in Interest Rates

	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline	200 basis point decline

Corporate securities	$171,873	$179,343	$187,695	$196,667	$205,752
CMO’s	5,387	5,638	5,913	6,212	6,541
U.S. Government obligations	41,229	42,152	43,109	44,101	44,777
Agency MBSs	22	23	23	23	23
GSEs	9,230	9,543	9,880	10,243	10,635
State & Political Subdivisions	164,039	174,313	186,811	199,664	211,601
Foreign governments	4,500	4,718	4,954	5,211	5,488

Total estimated fair value	$396,280	$415,730	$438,385	$462,121	$484,817

Estimated change in value	$(42,105)	$(22,655)		$23,736	$46,432

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

See Index to Consolidated Financial Statements and Schedules on page 80.

ITEM  9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On October 6, 2016, the registrant filed a Form 8-K stating that the registrant has engaged RSM US LLP as its principal accountant to replace its former principal accountant KPMG LLP, effective September 13, 2016.  The decision to change accountant was approved by the Audit Committee of the registrant.  Neither of the reports of the former principal accountants on the financial statements for the periods ending December 31, 2015 and December 21, 2014, respectively, and through the subsequent interim periods ending September 13, 2016, contained an adverse opinion nor disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles.

During the audited period, there were no disagreements with the former principal accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have in connection with this report.

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

The Company has made significant progress in remediating its material weaknesses in internal control over financial reporting for income taxes, specifically (i) strengthening existing tax staff with consulting tax accounting resources. Additionally, financial reporting staff attended training related to the design and operation of tax related financial reporting and corresponding internal controls; (ii)

implementing enhanced risk assessment processes over accounting for income taxes, with a focus on tax accounting and disclosure for unusual and complex transactions; and (iii) improving existing or establishing new processes and controls to measure and record transactions related to tax accounting to enhance the effectiveness of the design and operation of those controls.

While the Company has made significant progress in implementing the remediation efforts described above; until those actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist. Management anticipates that all remediation efforts will be fully implemented and validated by the fourth quarter of 2017.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Office (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, and the still unresolved material weaknesses in our internal control over financial reporting for income taxes, as discussed in “Management’s Report on Internal Control over Financial Reporting”, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended) were not effective.

Changes in Internal Control Over Financial Reporting

Except as noted above, our Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2016, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

In November 2016, certain executives of IHC’s subsidiary, IHC Specialty Benefits, Inc. (“Specialty Benefits”) who are key contributors to the success of Specialty Benefits, were granted incentive sale bonuses.  The bonuses are intended to induce such executives to continue to provide services to Specialty Benefits, and incentivize them to enhance Specialty Benefits’ value and assure the present and future dedication to maximizing value in the event one of the following transactions involving one or more of Specialty Benefits, its parent IHC SB Holdings ("Holdings"), and its affiliate IHC Carrier Solutions ("Carrier Solutions") occur: (i) sale of more than 50% of the equity, (ii) a merger, (iii) of a sale of all or substantially all of the assets, and (iv) any other transaction the intent of which may reasonably and equitably be construed to effect a result substantially equivalent to the foregoing (any of the foregoing, a "Sale").  The only executive officer of IHC receiving a grant is David T. Kettig, Chief Operating Officer and Executive Vice President of IHC, and Chief Executive Officer and President of Specialty Benefits.  IHC’s Compensation Committee ratified the grant to Mr. Kettig of an incentive bonus equal to 1.5% of the net sale price pursuant to a Sale Bonus Agreement, dated November 7, 2016, by and between Independence American Holdings Corp. (“IAHC”), a subsidiary of IHC and indirect parent of Specialty Benefits, and Mr. Kettig, attached to this Form 10-K as Exhibit 10.8 (the “Sale Bonus Agreement”).  The bonus will be paid in a lump sum within 120 days after the consummation of the Sale, and is payable only if Mr. Kettig is still employed by Specialty Benefits.  The Sale Bonus Agreement terminates on the earlier of (i) the termination of Mr. Kettig by Specialty Benefits or the last date of employment with Specialty Benefits or Carrier Solutions, or (ii) the five-year anniversary the Sale Bonus Agreement; provided, however, that such term shall be automatically extended for successive two (2) year periods unless IAHC shall, at least thirty (30) days prior to the expiration of the then-applicable term, have given written notice to Mr. Kettig that the term of the Sale Bonus Agreement shall not be so extended, in which case no such extension shall occur.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of April 30, 2017 are set forth below:

Name	Age	Title

Larry R. Graber	67	Chief Life and Annuity Actuary, Senior Vice President and Director
Teresa A. Herbert	55	Chief Financial Officer, Senior Vice President and Director
David T. Kettig	58	Chief Operating Officer, Executive Vice President and Director
Allan C. Kirkman	73	Director
John L. Lahey	70	Director
Steven B. Lapin	71	Director
Ronald I. Simon	78	Director
James G. Tatum	75	Director
Roy T.K. Thung	73	Chief Executive Officer, President and Chairman

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Larry R. Graber

Since March 2012, Chief Life and Annuity Actuary and Senior Vice President of IHC; for more than five years prior thereto, Senior Vice President — Life and Annuities of IHC; for more than the past five years, a director and President of Madison National Life Insurance Company, Inc., a wholly owned subsidiary of IHC (“Madison National Life”); for more than the past five years, a director and President of Southern Life and Health Insurance Company, an insurance company with principal offices in Homewood, Alabama and a wholly owned subsidiary of Geneve Holdings, Inc., a private diversified holding company that is the controlling stockholder of IHC (“GHI”); for more than the past five years, a director of Standard Security Life Insurance Company of New York, a wholly owned subsidiary of IHC(“Standard Security Life”).

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Graber should serve as one of IHC’s directors are his extensive experience in many facets of the insurance business, particularly relating to the acquisition and administration of blocks of life insurance.

Teresa A. Herbert

Since November 2016, a director of IHC; for more than the past five years, Chief Financial Officer and Senior Vice President of IHC; for more than the past five years, Vice President of Geneve Corporation (“Geneve”), a private company controlled by GHI; for more than the past five years until August 2016, Chief Financial Officer and Senior Vice President of American Independence Corp., formerly a public company  traded on Nasdaq and a majority-owned subsidiary of the Company that was merged out of existence on August 31, 2016 (“AMIC”); from March 2011 to August 2016, a director of AMIC.

The experiences, qualifications, attributes or skills that led the Board to conclude that Ms. Herbert should serve as one of IHC’s directors are her extensive financial and accounting experience and her experience with companies with complex organizational structures, intercompany transactions, diverse and complex business transactions, the insurance industry, and public companies.

David T. Kettig

Since April 1, 2016, Executive Vice President of IHC; since February 2015, Chief Operating Officer and Acting General Counsel of IHC; from April 2009 to April 1, 2016, Chief Operating Officer and Senior Vice President of IHC; from August 2013 to August 2016, President of AMIC; from April 2009 to March 2012, Chief Operating Officer and Senior Vice President of AMIC; from March 2011 to August 2016, a director of AMIC; for more than the past five years, President and a director of Independence American Insurance Company, an indirect wholly owned subsidiary of IHC (“IAIC”); from March 2012 to March 2016, President of Standard Security Life; since April 2016, Chairman and Chief Executive Officer of Standard Security Life; since May 2012, a director of Standard Security Life.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Kettig should serve as one of IHC’s directors are his extensive experience in diverse, complex businesses and transactions, corporate governance, legal affairs, risk management, and insurance.

Allan C. Kirkman

For more than the past five years, a member of each of the Audit Committee and the Compensation Committee of IHC and Chairman of the Compensation Committee of IHC; for more than five years prior to his retirement in October 2005, Executive Vice President of Mellon Bank, N.A., a national bank.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Kirkman should serve as one of IHC’s directors are his extensive experience in diverse, complex businesses and transactions, including that involving public companies in the financial services fields.

John L. Lahey

For more than the past five years, a member of the Audit Committee and the Compensation Committee of IHC; since March 1987, President of Quinnipiac University, a private university located in Hamden, Connecticut; since 1995, a member of the Board of Trustees of Yale-New Haven Hospital, a hospital located in New Haven, Connecticut; between 1994 and December 2015, a director of the UIL Holdings Corporation, a publicly-held utility holding company with principal offices in New Haven, Connecticut; since December 2015, a director, Audit and Compliance Committee member, and Executive Committee member of Avangrid, Inc., a diversified energy and utility company with principal offices in New Haven, Connecticut that is the successor-in-interest by merger to UIL Holdings Corporation; since 2004, a director of Alliance for Cancer Gene Therapy, the only national non-profit organization committed exclusively to cancer gene and cell therapy research; since June 2006, a director of Standard Security Life Insurance.  Mr. Lahey also serves as a director and Chairman of the Board of the New York City St. Patrick’s Day Parade, Inc.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Lahey should serve as one of IHC’s directors are his extensive executive experience in major organizations and valuable expertise in management and corporate governance.

Steven B. Lapin

For more than the past five years, Vice Chairman of the Board of Directors of IHC; for more than the past five years, Chairman, Chief Executive Officer, President and a director of GHI; for more than the past five years, Chairman, Chief Executive Officer, President and a director of Geneve; for more than five years prior to August 2016, a director of AMIC; for more than the past five years, a director of Madison National Life; for more than the past five years, a director of Standard Security Life.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Lapin should serve as one of IHC’s directors are his extensive experience in diverse, complex businesses and transactions, corporate governance of public companies, risk management and insurance.

Ronald I. Simon

Since November 2016, a director of IHC; from August 1997 until April 1999, Chairman of the Board of AMIC; from April 1999 to February 2001, Vice Chairman of the Board of AMIC; from February 2001 through May 2001, Acting Chairman of the Board, Chief Executive Officer and Chief Financial Officer of AMIC; from January 2003 to August 2016, Chairman of the Compensation Committee of AMIC; from January 2005 to August 2016, a member of the Audit Committee of AMIC; from 2011 to August 2016, Chairman of the Audit Committee of AMIC; from May 1997 through April 2000, Executive Vice President and Chief Financial Officer, and from September 1999 to September 2001, a director, of Western Water Company, which owned and developed water rights in the western United States; from May 1999 through July 2002, when the company was acquired by Schering, AG, a director of Collateral Therapeutics, Inc., a developer of non-surgical gene therapy procedures for the treatment of cardiovascular diseases; from January 2006 through January 2009, a director of Cardium Therapeutics, a company formed to acquire and further develop the procedures originally developed by Collateral Therapeutics; from August 2001 through June 2002, Chief Financial Officer of Wingcast, Inc., a joint venture of Ford Motor Company and Qualcomm, Inc.; from April 2003 through April 2005, director of BDI Investment Corp., a closely held regulated investment company; from March 2003 through February 2006, a director of WFS Financial, Inc., one of the nation’s largest independent automobile finance companies; since August 2007, a director and member of the Audit and Compensation Committees, and Chairman of the Corporate Governance Committee, of Ellington Financial, LLC, a specialty finance company specializing in acquiring and managing mortgage-related assets; since May 2013, a director and member of the Audit and Compensation Committees, and Chairman of the Corporate Governance Committee, of Ellington Residential Mortgage REIT.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Simon should serve as one of IHC’s directors are his extensive experience in finance and senior management, and in growing successful organizations with entrepreneurial company cultures.

James G. Tatum

Since June 2002, Chairman of the Audit Committee of IHC; for more than the past five years, member of the Compensation Committee of IHC; for more than the past five years, a director of Standard Security Life; for more than the past five years, sole proprietor of J. Tatum Capital, LLC, a registered investment advisor, located in Birmingham, Alabama, managing funds primarily for individual and trust clients; Chartered Financial Analyst for more than twenty-five years; from March 2011 until August 2016, a director of AMIC; from March 2011 until August 2016, a member of the Audit Committee of AMIC.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Tatum should serve as one of IHC’s directors are his extensive executive experience in major organizations and valuable expertise with financial issues, risk management and oversight.

Roy T.K. Thung

Since March 2011, Chief Executive Officer, President and Chairman of the Board of IHC; since January 2000, Chief Executive Officer of IHC; since July 1999, President of IHC; for more than five years prior to July 1999, Executive Vice President and Chief Financial Officer of IHC; for more than the past five years, Executive Vice President of Geneve; from July 2002 until August 2016, a director of AMIC; from November 2002 until March 2012, Chief Executive Officer and President of AMIC; from March 2012 until August 2016, Chief Executive Officer of AMIC; for more than the past five years prior to April 2016, Chief Executive Officer and Chairman of the Board of Standard Security Life; for more than the past five years, director of Standard Security Life; for more than the past five years, Chairman of the Board of Madison National Life.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Thung should serve as one of IHC’s directors are his extensive experience in diverse, complex businesses and transactions, including involving public companies in the insurance industry, and executive and management experience.

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

•

Corporate Governance Guidelines (“Guidelines”) to advance the functioning of the Board and its committees and set forth the Board’s expectations as to how it should perform its functions; and

•

written charters for its Audit and Compensation Committees of the Board (collectively, the “Charters”).

The Code of Ethics, Code of Conduct, Guidelines and Charters can be found on IHC’s website at www.ihcgroup.com, and are also available in print to any stockholder who requests them.  The information on IHC’s website, however, is not incorporated by reference in, and does not form part of, this annual report.  The Board does not anticipate modifying the Code of Ethics or the Code of Conduct, or granting any waivers to either, but were any such waiver or modification to occur, it would promptly be disclosed on IHC’s website.

Audit Committee Financial Expert

The Board has determined that at least one member of the Audit Committee, Mr. Tatum, is an audit committee financial expert as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

Nomination of Director Candidates

In light of GHI’s majority voting power, the Board has determined that the Board, rather than a nominating committee, is the most appropriate body to identify director candidates and select nominees for presentation at the annual meeting of stockholders.  In making nominations, the Board seeks candidates with outstanding business experience who will bring such experience to the management and direction of IHC.  The minimum criteria employed by the Board in its selection of candidates are set forth in the Guidelines, along with certain other factors that inform the selection process.  All directors serving on the Board participate in the consideration of director nominees.  Furthermore, in light of GHI’s voting power, the Board has determined that no policy with respect to consideration of candidates recommended by security holders other than GHI’s would be appropriate.

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

Compensation Committee.  The Compensation Committee assists the Board in fulfilling its responsibilities with regard to compensation matters, is responsible for determining or ratifying (as the case may be) the compensation of IHC’s executive officers, and administers IHC’s 2016 Stock Incentive Plan and 2006 Stock Incentive Plan.  The Compensation Committee has sole authority to determine the compensation for IHC’s Chief Executive Officer and President.

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

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his or her involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

“Say-on- Pay” and “Say-on-Frequency”

The Compensation Committee considered the voting results of the advisory, non-binding “say-on-pay” vote at IHC’s 2014 Annual Meeting of Stockholders in connection with the discharge of its responsibilities.  IHC’s stockholders expressed their support of the compensation for our CEO, CFO and the three other most-highly compensated officers in respect of 2013, with a substantial majority of the votes cast voting to approve the compensation of IHC’s named executive officers described in IHC’s 2014 proxy statement.  Following the Compensation Committee’s review and consideration of this stockholder support, as well as the other factors discussed in more detail below, we determined to make no changes to our approach to executive compensation.  The next advisory, non-binding “say-on-pay” vote will occur at IHC’s 2017 Annual Meeting of Stockholders.

At IHC’s 2011 Annual Meeting of Stockholders, a majority of IHC’s stockholders voted for “say-on-pay” proposals to occur every three years.  In light of this voting result on the frequency of “say-on-pay” proposals, the Board decided that IHC will present “say-on-pay” proposals every three years until the next required vote on the frequency of stockholder votes on named executive officer compensation.  Accordingly, we held a say on frequency of “say-on-pay” vote at our 2011 Annual Meeting of Stockholders.  The next stockholder vote on the frequency of stockholder votes on named executive officer compensation will occur at IHC’s 2017 Annual Meeting of Stockholders.

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

The salaries paid and annual bonuses awarded to IHC’s named executive officers in respect of 2016 are set forth in the Summary Compensation Table.

Equity Awards

IHC’s 2006 Stock Incentive Plan (the “2006 Plan”) provided the opportunity for the Compensation Committee to make equity incentive awards to, among others, IHC’s executive officers. While there are outstanding grants under the 2006 Plan, it has expired and no new grants may be made under it.  The Board of Directors approved a 2016 Stock Incentive Plan (the “2016 Plan”) on substantially the same terms as the 2006 Plan and submitted it for stockholder approval at the 2016 Annual Meeting of

Stockholders. A majority of the shares present at the meeting in person or by proxy approved the 2016 Plan.  The following describes the 2016 Plan.

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

Share Appreciation Rights (SARs)

The Compensation Committee may grant SARs either concurrently with the grant of an option or with respect to an outstanding option (in which case the SAR will extend to all or a portion of the shares covered by the related option, the exercise price is the same as the exercise price of the related option, and the SAR is exercisable at such time or times, and to the extent, that the related option will be exercisable), or independent of any option.  The Compensation Committee may also grant SARs that are exercisable only upon or in respect of a change in control (as defined in the 2016 Plan) or any other specified event.

The per share exercise price of a SAR cannot be less than 100% of the Fair Market Value, and the SARs may only be exercised when the Fair Market Value of the shares underlying the SAR exceeds the exercise price of the SAR.  Neither IHC nor the Compensation Committee can allow for a repricing without stockholder approval.

Restricted Shares, Restricted Share Units and Unrestricted Shares

Subject to applicable law, an award of 2,475 restricted shares (or such other amount that the Board may determine on a prospective basis) will be granted to each non-employee director of IHC following each annual meeting of IHC’s stockholders.  One-third of those restricted shares will vest on each of the next three annual anniversaries of the date the restricted shares were awarded.  In the event that a non-employee director terminates his or her membership on the Board for any reason, the director will immediately forfeit any unvested restricted shares.

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

Deferred Share Units

The Compensation Committee may permit any director, consultant or member of a select group of management or highly compensated employees to irrevocably elect to forego the receipt of cash or other compensation (including shares), and in lieu thereof to have IHC credit to an internal 2016 Plan account a number of deferred share units having a Fair Market Value equal to the shares and other compensation deferred.

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

Termination, Rescission and Recapture of Awards

Each award under the 2016 Plan granted to an employee is intended to align such employee’s long-term interest with those of IHC.  Therefore, if the employee discloses confidential or proprietary information of IHC, provides services to a competitor of IHC, solicits a non-administrative employee of IHC, or has engaged in activities which conflict with IHC’s interests (including any breaches of fiduciary duty or the duty of loyalty), the employee is acting contrary to IHC’s long-term interests.  Accordingly, except as otherwise expressly provided in an award agreement, IHC may terminate any outstanding, unexercised, unexpired, unpaid, or deferred awards, rescind any exercise, payment or delivery pursuant to the award, or recapture any common stock (whether restricted or unrestricted) or proceeds from the employee’s sale of shares issued pursuant to the award.  Notwithstanding the foregoing, IHC may, in its sole and absolute discretion, choose not to terminate, rescind or recapture upon the occurrence of any of the foregoing events.

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

Summary Compensation Table

The following table lists the annual compensation for IHC’s CEO, CFO and its three other most highly compensated executive officers in 2016 for the years 2016, 2015 and 2014.

Name and Principal Position	Year		Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Mr. Roy T.K. Thung	2016		461,767	338,800		-	-		3,717,963	(2)	149,722	(3)	19,049	(4)	4,687,301
Chief Executive Officer,	2015		452,737	338,800		-	-		804,000	(2)	141,247	(3)	19,932		1,756,716
President and Chairman	2014		443,885	338,000		-	158,400	(1)	855,000	(2)	133,252	(3)	28,583		1,957,120

Ms. Teresa A. Herbert	2016		291,571	623,250	(5)	-	51,193	(6)	-		-		21,456	(7)	987,470
Chief Financial Officer	2015		275,821	173,250		-	-		-		-		22,252		471,323
	2014		270,436	157,500		-	42,570	(1)	-		-		23,871		494,377

Mr. David T. Kettig	2016		374,946	775,000	(5)	-	58,323	(6)	-		-		24,599	(8)	1,232,868
Chief Operating Officer	2015		352,728	275,000		-	-		-		-		25,217		652,945
	2014		345,456	250,000		-	47,520	(1)	-		-		19,448		662,424

Mr. Larry R. Graber	2016		295,873	143,000		-	37,775	(6)	-		-		32,122	(9)	508,770
Chief Life and Annuity	2015		279,091	293,120		-	-		-		-		31,863		604,074
Actuary	2014		273,619	130,000		-	24,750	(1)	-		-		33,072		461,441

Mr. Gary J. Balzofiore (10)	2016		264,359	625,000	(5)	-	44,540	(6)	-		-		11,601	(11)	945,500
Corporate Vice President – Accounting and Finance

Mr. Michael Kemp	2016	(12)	106,184	1,102,209	(13)	-	-		-		-		609,550	(14)	1,817,943
Chief Underwriting	2015		328,079	325,000		-	-		-		-		26,030		679,109
Officer	2014		321,295	376,680		-	-		-		-		23,533		721,508

(1)

Represents the modification of fully vested options during 2014 to extend their expiration date.  The amount reported is the incremental fair value of the modified award as of the modification date.

(2)

Represents strategic and long-term incentive earnings as a result of Mr. Thung’s Employment Agreement with IHC for the year indicated. IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer, President and Chairman of the Board of Directors, dated as of May 11, 2011. Under the agreement, Mr. Thung is entitled to an incentive payment upon the disposition of a strategic asset of IHC equal to 3% of the amount above which the consideration received by IHC for such disposition exceeds the book value of such asset as of March 31, 2011.  In addition, any termination of the agreement other than for “cause” triggers an incentive payment to Mr. Thung in respect of such appreciation in the overall book value of IHC.  The initial term of Mr. Thung’s employment agreement was two years from the date it was entered into, but, by its terms, will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC. In accordance with the terms of the agreement, Mr. Thung received cash incentive payments of $3,013,235 and $288,728 in 2016 and 2015, respectively, as a result of the Risk Solutions sale and coinsurance transaction with Swiss Re in 2016 and the Madison National Life coinsurance and sale transaction with National Guardian Life Insurance Company in 2015. Had the strategic and long-term incentive provisions of Mr. Thung’s agreement been triggered on December 31, 2016, Mr. Thung would have received $3,075,000.

(3)

Represents the increase (decrease) in the value of Mr. Thung’s Retirement Benefits Agreement with IHC for the year indicated. Refer to Potential Payments to Named Executive Officers for additional information regarding this agreement.

(4)

The amount shown for 2016 represents reimbursements related to the use of an automobile, employer-matching contributions to Mr. Thung’s 401(k) account, and group life insurance premiums paid on Mr. Thung’s behalf.

(5)

Includes the transactional bonus paid in connection with the sale of IHC Risk Solutions to Swiss Re.

(6)

Represents the grant date fair value of options granted during 2016 and the incremental fair value of fully vested option awards modified during 2016, as of the modification date.

(7)

The amount shown for 2016 represents reimbursements related to the use of an automobile, employer-matching contributions to Ms. Herbert’s 401(k) account, group life insurance premiums paid on Ms. Herbert’s behalf, and employer contributions to Ms. Herbert’s disability insurance.

(8)

The amount shown for 2016 represents reimbursements related to the use of an automobile, employer-matching contributions to Mr. Kettig’s 401(k) account, group life insurance premiums paid on Mr. Kettig’s behalf, and employer contributions to Mr. Kettig’s disability insurance.

(9)

The amount shown for 2016 represents reimbursements related to the use of an automobile, employer-matching contributions to Mr. Graber’s 401(k) account, and group life insurance premiums paid on Mr. Graber’s behalf.

(10)

Mr. Balzofiore was not a named executive officer during 2014 and 2015.  Thus, compensation for Mr. Balzofiore in such years is not included in the table.

(11)

The amount shown for 2016 represents employer-matching contributions to Mr. Balzofiore’s 401(k) account, group life insurance premiums paid on Mr. Balzofiore’s behalf, and employer contributions to Mr. Balzofiore’s disability insurance.

(12)

Mr. Kemp was not serving as an executive officer of IHC at the end of the last completed fiscal year.  However, had he served as an executive officer at the end of the last fiscal year, he would have been one of the three most highly compensated executive officers.  Therefore, pursuant to Item 402(a)(4) of Regulation S-K promulgated by the SEC, compensation for Mr. Kemp is provided for the full 2016 fiscal year.

(13)

Represents the transactional bonus paid in connection with the sale of IHC Risk Solutions to Swiss Re.

(14)

The amount shown for 2016 represents reimbursements related to the use of an automobile,

employer-matching contributions to Mr. Kemp’s 401(k) account, group life insurance premiums paid on Mr. Kemp’s behalf, employer contributions to Mr. Kemp’s disability insurance, and a severance payment to Mr. Kemp.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information about unexercised stock options and unvested shares of restricted stock held as of December 31, 2016.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Roy T.K. Thung	176,000	-	$9.09	January 4, 2019		-	-
	16,500	-	$7.11	March 16, 2018		-	-
	82,500	-	$9.99	March 19, 2018		-	-
Teresa A. Herbert	47,300	-	$9.09	January 4, 2019		-	-
	11,000	-	$7.11	March 16, 2018		-	-
	27,500	-	$9.99	March 19, 2018		-	-
	-	12,000	$19.95	December 1, 2021	(1)	-	-
David T. Kettig	38,800	-	$9.09	January 4, 2019		-	-
	11,000	-	$7.11	March 16, 2018		-	-
	27,500	-	$9.99	March 19, 2018		-	-
	-	15,000	$19.95	December 1, 2021	(1)	-	-
Larry R. Graber	27,500	-	$9.09	January 4, 2019		-	-
	11,000	-	$7.11	March 16, 2018		-	-
	27,500	-	$9.99	March 19, 2018		-	-
	-	10,000	$19.95	December 1, 2021	(1)	-	-
Gary J. Balzofiore	44,000	-	$9.09	January 4, 2019		-	-
	8,800	-	$7.11	March 16, 2018		-	-
	-	10,000	$19.95	December 1, 2021	(1)	-	-

Michael Kemp	-	-	-	-		-	-

(1)

Stock options granted on December 1, 2016 vest in three equal installments beginning on December 1, 2017.

The following table sets forth information about the number and value of plan-based awards granted during the year 2016.

Grants of Plan-Based Awards
		Number of	Number of		Grant
	Grant	Stock Awards	Option Awards	Exercise	Date
Name	Date	Granted (#)	Granted (#)	Price ($)	Fair Value ($)

Roy T.K. Thung	December 1, 2016	-	-	-	-
Teresa A. Herbert	December 1, 2016	-	12,000	19.95	31,800
David T. Kettig	December 1, 2016	-	15,000	19.95	39,750
Larry R. Graber	December 1, 2016	-	10,000	19.95	26,500
Gary J. Balzofiore	December 1, 2016	-	10,000	19.95	26,500
Michael Kemp	December 1, 2016	-	-	-	-

The following table sets forth information about the number and value of option exercises and vested stock awards for each named executive officer during the year 2016.

Option Exercises and Stock Vested
	Option Awards			Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)		Number of shares acquired on vesting (#)	Value realized on vesting ($)

Roy T.K. Thung	-	-		-	-
Teresa A. Herbert	-	-		-	-
David T. Kettig	6,500	45,184		-	-
Larry R. Graber	-	-		-	-
Gary J. Balzofiore	-	-		-	-
Michael Kemp	-	382,564	(1)	-	-

(1)

Mr. Kemp exercised 45,000 SARs that were payable in cash.

Potential Payments to Named Executive Officers

With Mr. Thung

IHC is party to a Retirement Benefits Agreement with Mr. Roy T.K. Thung, dated as of September 30, 1991, and amended by amendments dated as of December 20, 2002, June 17, 2005 and December 31, 2008, respectively, pursuant to which Mr. Thung is entitled to a lump-sum cash payment upon a “separation from service” from IHC of $1,659,557, increasing on a cumulative, compounding basis of 6% per annum from December 31, 2008.  “Separation from service” is as defined under U.S. Treasury Regulations 1.409A-1(h)(1), and would generally include Mr. Thung’s death, retirement or any other termination of employment, including permanent disability. For example, had this provision been triggered on December 31, 2016, Mr. Thung would have been entitled to receive a payment of $2,645,082.

IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer, President and Chairman of the Board of Directors, dated as of May 11, 2011.  Under this employment agreement, if Mr. Thung’s employment by IHC or its affiliate were to cease under certain circumstances, Mr. Thung would be entitled to receive a lump-sum severance amount equal to the average annual aggregate total compensation received by Mr. Thung during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Thung to IHC and its affiliates.  The circumstances under which such severance would be paid are: (i) Mr. Thung’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Thung’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage IHC or its reputation); (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s  material breach of its obligations under the employment agreement, IHC’s non-renewal of the employment agreement or change in control of IHC or its ultimate parent); or; (iii) upon Mr. Thung’s death or permanent disability.   In addition, under the agreement, Mr. Thung is also entitled to strategic and long-term incentive payments which are included in the Summary Compensation Table above. The initial term of Mr. Thung’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC.  For example, had the severance provisions of Mr. Thung’s agreement been triggered on December 31, 2016, Mr. Thung would have been entitled to receive approximately $66,146 per month for forty months ($2,645,840 in the aggregate).

With Ms. Herbert

IHC is party to the Officer Employment Agreement, by and between IHC and Ms. Teresa A. Herbert, IHC’s Chief Financial Officer and Senior Vice President, dated as of April 18, 2011.  Under this employment agreement, if Ms. Herbert’s employment by IHC or its affiliate were to cease under certain circumstances, Ms. Herbert would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Ms. Herbert during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Ms. Herbert to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Ms. Herbert’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Ms. Herbert’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or her engaging in unlawful behavior that would damage IHC or its reputation), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s (or its successor’s) material breach of its obligations under the employment agreement or upon IHC’s non-renewal of the employment agreement).  The initial term of Ms. Herbert’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC.  For example, had the severance provision in Ms. Herbert’s agreement been triggered on December 31, 2016, Ms. Herbert would have been entitled to receive approximately $45,068 per month for twenty-four months ($1,081,632 in the aggregate).

With Mr. Kettig

IHC is party to the Officer Employment Agreement, by and among IHC, Standard Security Life (which subsequently assigned the agreement to its affiliate AMIC Holdings, Inc.), and Mr. David T. Kettig, IHC’s Chief Operating Officer, Executive Vice President and Acting General Counsel, dated as of April 18, 2011.  Under this employment agreement, if Mr. Kettig’s employment by Standard Security Life or its affiliate were to cease under certain circumstances, Mr. Kettig would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Kettig during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Kettig to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Mr. Kettig’s employment by Standard Security Life being involuntarily terminated under circumstances that would not constitute

“cause” (examples of “cause” being Mr. Kettig’s material failure to follow Standard Security Life’s or IHC’s lawful directions, material failure to follow Standard Security Life’s or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage Standard Security Life, IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with Standard Security Life’s (or its successor’s) material breach of its obligations under the employment agreement or upon Standard Security Life’s non-renewal of the employment agreement).   The initial term of Mr. Kettig’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by Standard Security Life.  For example, had the severance provision in Mr. Kettig’s agreement been triggered on December 31, 2016, Mr. Kettig would have been entitled to receive approximately $59,330 per month for twenty-four months ($1,423,920 in the aggregate).

With Mr. Graber

IHC is party to the Officer Employment Agreement, by and among IHC, Madison National Life, and Mr. Larry R. Graber, IHC’s Chief Life and Annuity Actuary and Senior Vice President, dated as of April 18, 2011.  Under this employment agreement, if Mr. Graber’s employment by Madison National Life or its affiliate were to cease under certain circumstances, Mr. Graber would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Graber during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Graber to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Mr. Graber’s employment by Madison National Life being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Graber’s material failure to follow Madison National Life’s or IHC’s lawful directions, material failure to follow Madison National Life’s or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage Madison National Life, IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with Madison National Life’s (or its successor’s) material breach of its obligations under the employment agreement or upon Madison National Life’s non-renewal of the employment agreement).   The initial term of Mr. Graber’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by Madison National Life.  For example, had the severance provision in Mr. Graber’s agreement been triggered on December 31, 2016, Mr. Graber would have been entitled to receive approximately $39,088 per month for twenty months ($781,760 in the aggregate).

With Mr. Balzofiore

IHC is party to the Officer Employment Agreement, by and among IHC, Standard Security Life, and Mr. Gary J. Balzofiore, IHC’s Corporate Vice President – Accounting and Finance, dated as of May 25, 2011.  Under this employment agreement, if Mr. Balzofiore’s employment by Standard Security Life or its affiliate were to cease under certain circumstances, Mr. Balzofiore would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Balzofiore during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Balzofiore to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Mr. Balzofiore’s employment by Standard Security Life being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Balzofiore’s refusal to perform his duties, material failure to follow Standard Security Life’s corporate policies, breach of the non-compete covenants in the employment agreement or his committing a crime involving financial or accounting fraud), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with Standard Security Life’s or IHC’s material breach of its obligations under the employment agreement or upon Standard Security Life’s non-renewal of the employment agreement).  The initial term of Mr. Balzofiore’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by Standard Security Life.  For example, had the severance provision in Mr. Balzofiore’s agreement been triggered on December 31, 2016, Mr. Balzofiore would have been entitled to receive approximately $41,722 per month for twenty-four months ($1,001,328 in the aggregate).

Stock Incentive Plans

Under the terms of IHC’s stock incentive plans, the Compensation Committee may make appropriate provision for the holders of awards thereunder in the event of a change in control of IHC or similar event.  The specifics of such an occurrence cannot be anticipated, and thus the prospective effect upon IHC cannot reliably be quantified.

Equity Compensation Plan Information

The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans under which shares of IHC common stock may be issued.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	697,180	$11.75	1,133,100

DIRECTORS’ COMPENSATION

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity.  IHC does not pay management directors for board service in addition to their regular employee compensation.  The Compensation Committee has the primary responsibility for reviewing and considering any revisions to director compensation.

During 2017, each non-employee (outside) director will be paid:

•

an annual retainer of $36,000;

•

$1,500 for each board or committee meeting attended;

•

$9,000 for service as chairman of a board committee; and

•

2,475 restricted shares of IHC common stock, vesting ratably over the three annual anniversaries of the award, and contingent upon continuing service as a director.

The following table summarizes compensation paid to IHC’s directors during 2016 except for Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and President, Mr. David T. Kettig, Chief Operating Officer, Executive Vice President and Acting General Counsel, Mr. Larry R. Graber, Chief Life and Annuity Actuary and Senior Vice President, and Teresa A. Herbert, Chief Financial Officer and Senior Vice President, for whom compensation was previously discussed.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Total ($)
Mr. Allan C. Kirkman	78,000		47,396	125,396
Mr. John L. Lahey.	69,000		47,396	116,396
Mr. Steven B. Lapin (1)	-		-	-
Mr. Ronald I. Simon	11,300	(2)	47,396	58,696
Mr. James G. Tatum.	76,500		47,396	123,896

(1)

Mr. Lapin received no compensation in connection with his service as an IHC director during 2016.

(2)

Mr. Simon was newly-elected at the 2016 Annual Meeting of Stockholders and thus was only paid fees for the fourth quarter of 2016.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by each of our directors and each of our named executive officers based on 16,377,756 issued and outstanding shares of common stock as of April 30, 2017.

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

The address of each individual named below is c/o IHC at 96 Cummings Point Road, Stamford, Connecticut 06902.

Name of Beneficial Owner	Number of Shares		Percent of Class

Mr. Gary J. Balzofiore	69,473	(1)	*
Mr. Larry R. Graber	100,285	(2)	*
Ms. Teresa A. Herbert	131,987	(3)	*
Mr. David T. Kettig	158,185	(4)	*
Mr. Allan C. Kirkman	26,301	(5)	*
Mr. John L. Lahey	22,275	(5)	*
Mr. Steven B. Lapin	122,162	(6)	*
Mr. Ronald I. Simon	40,000	(7)	*
Mr. James G. Tatum	38,301	(5)	*
Mr. Roy T. K. Thung	535,670	(8)	3.2%
All directors, nominees for director and executive officers as a group (10 persons)	1,244,639		7.4%

*

Represents less than 1% of the outstanding common stock.

(1)

Includes 44,000 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(2)

Includes 55,000 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(3)

Includes 74,800 shares of common stock underlying stock options exercisable within sixty (60) days from the date above. Includes 410 shares of common stock held by Ms. Herbert’s children of which shares Ms. Herbert disclaims beneficial ownership.  Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

(4)

Includes 66,300 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.  Includes 110 shares of common stock held by Mr. Kettig’s children of which shares Mr. Kettig disclaims beneficial ownership.

(5)

Includes 1,650 shares of common stock underlying restricted share units vesting within sixty (60) days from the date above.

(6)

Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

(7)

Includes 30,000 shares of common stock held by the Simon Family Trust and 2,000 shares of common stock held in Mr. Simon’s wife’s IRA account, of which shares Mr. Simon disclaims beneficial ownership.

(8)

Includes 258,500 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.  Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

Significant Stockholders

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by certain persons known by IHC to beneficially own more than five percent of the outstanding shares of IHC common stock, based on 16,377,756 issued and outstanding shares of common stock as of April 30, 2017.

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

Name	Number of Shares	Percent of Class
Geneve Holdings, Inc. (1)	9,145,226	55.84%
Dimensional Fund Advisors LP. (2)	970,639	5.93%

(1)

According to (i) information disclosed in Amendment No. 35 to Schedule 13D dated May 9, 2001 of Geneve Holdings, Inc. (“GHI”), a private diversified financial holding company.  GHI is a member of a group consisting of itself and certain of its affiliates that together hold the shares of common stock of IHC.  The address of GHI is 96 Cummings Point Road, Stamford, Connecticut 06902.

(2)

According to information disclosed in Schedule 13G, reporting as of December 31, 2016 (the “Schedule 13G”), Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds.  In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of IHC that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of IHC held by the Funds.  However, all shares of IHC’s common stock reported in the Schedule 13G are owned by the Funds.  Dimensional disclaims beneficial ownership of such securities.  In addition, its filing of the Schedule 13G shall not be construed as an admission that it or any of its affiliates is the beneficial owner of any securities covered by the Schedule 13G for any other purposes than Section 13(g) of the Securities Exchange Act of 1934, as amended.  The address of Dimensional Fund Advisors LP is Palisades West, Building 1, 6300 Bee Cave Road, Austin, Texas 78746.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

As a company listed on the New York Stock Exchange (“NYSE”), IHC uses the definition of independence prescribed in the NYSE Listed Company Manual (the “Manual”).  Each of Messrs. Kirkman, Tatum, Lahey and Simon met such independence requirements.  The Board has affirmatively determined that none of them had any material relationship described in Item 407(a) of Regulation S-K promulgated by the SEC with IHC at all applicable times during 2016.

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

Of IHC’s directors, none of Ms. Herbert or Messrs. Graber, Kettig, Lapin or Thung is independent under the NYSE’s standards.

For each independent director, after reasonable investigations and in reliance on representations by such independent director to IHC, IHC believes there is no material transaction, relationship or arrangement described in Item 407(a) of Regulation S-K promulgated by the SEC between each such director not disclosed in this annual report under the caption “Certain Relationships and Related Transactions.”

Compensation Committee Interlocks and Insider Participation

Messrs. Kirkman, Lahey and Tatum served on the Compensation Committee of the Board during fiscal year 2016.

Transactions with Management and Other Relationships

With Geneve Holdings, Inc.

IHC and Geneve Holdings, Inc. (“GHI”), IHC’s controlling stockholder, operate under cost-sharing arrangements pursuant to which certain items are allocated between the two companies.  During 2016, IHC paid GHI (or accrued for payment thereto) approximately $439,000 under such arrangements, and paid or accrued an additional $113,000 for the first quarter of 2017.  Such cost-sharing arrangements include GHI’s providing IHC with the use of office space as IHC’s corporate headquarters for annual consideration of $160,000 in 2016.  The foregoing arrangement is subject to the annual review and approval of the Audit Committee, and IHC’s management believes that the terms thereof are no less favorable than could be obtained by IHC from unrelated parties on an arm’s-length basis.

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

The Audit Committee has reviewed and approved each of the related-party transactions set forth above.  IHC is not aware of any transaction reportable under paragraph (a) of Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, in respect of 2016, that was not so reviewed and approved.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services that RSM US LLP (“RSM”) and KPMG LLP (“KPMG”) provided to IHC during 2016 and 2015:

	2016		2015
Audit fees (1)	$ 1,545,900	(2)	$ 2,725,000
Audit-related fees	-		177,000
Tax fees	-		-
All other fees	20,150	(3)	-
Total	$ 1,566,050		$ 2,902,000

(1)

Audit Fees.  Represents fees for professional services provided for the audit of IHC’s annual financial statements, the review of IHC’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)

The audit fees for 2016 are based on initial engagement plus estimates for completion and are pending final billing.  As disclosed in the Company’s Form 8-K filed on September 16, 2016, IHC dismissed KPMG as its independent registered accounting firm and engaged RSM as its independent registered accounting firm.  Audit fees listed above include $204,000 related to audit services provided by KPMG and $1,341,900, estimated thus far, related to audit services provided by RSM.

(3)

All other fees for 2016 represent anticipated amounts payable to RSM for the audit of the Company’s 401(k) plan based on initial engagement.

The Audit Committee has determined that the provision of non-audit services by KPMG is compatible with maintaining KPMG’s independence.  Any such engagement of KPMG to provide non-audit services to IHC must be pre-approved by the Audit Committee.

We have agreed to indemnify and hold KPMG LLP harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion (or incorporation by reference) of its audit report on the Company’s past financial statements incorporated by reference into our registration statement on Form S-8.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 80.

(a) (3) EXHIBITS

See Exhibit Index on page 145.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2017.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:

/s/ Roy T. K. Thung

Roy T.K. Thung

President and Chief Executive Officer

(Principal Executive Officer)

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 19th day of May, 2017.

/s/ Larry R. Graber	/s/ Steven B. Lapin
Larry R. Graber	Steven B. Lapin
Director and Senior Vice President	Director and Vice Chairman

/s/ Allan C. Kirkman	/s/ James G. Tatum
Allan C. Kirkman	James G. Tatum
Director	Director

/s/ John L. Lahey	/s/ Ronald I. Simon
John L. Lahey	Ronald I. Simon
Director	Director

/s/ Roy T.K. Thung	/s/ David T. Kettig
Roy T.K. Thung	David T. Kettig
Chairman, President and Chief Executive Officer	Director, Senior Vice President and
(Principal Executive Officer)	Chief Operating Officer

/s/ Teresa A. Herbert
Teresa A. Herbert
Director, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE

Reports of Independent Registered Public Accounting Firms	81

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	85

Consolidated Statements of Income	86

Consolidated Statements of Comprehensive Income (Loss)	87

Consolidated Statements of Changes in Stockholders' Equity	88

Consolidated Statements of Cash Flows	89

Notes to Consolidated Financial Statements	90

SCHEDULES:*

Summary of Investments - Other Than Investments in Related Parties (Schedule I)	139

Condensed Financial Information of Parent Company (Schedule II)	140

Supplementary Insurance Information (Schedule III)	143

Supplemental Schedule of Reinsurance (Schedule IV)	144

*All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited Independence Holding Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Independence Holding Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the internal controls over financial reporting for income taxes have been identified and included in management’s assessment in Item 9a. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated May 22, 2017 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Independence Holding Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal

Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended, and the financial statement schedules of Independence Holding Company listed in Item 15(a) and our report dated May 22, 2017 expressed an unqualified opinion.

/s/ RSM

Jacksonville, Florida
May 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited the accompanying consolidated balance sheet of Independence Holding Company and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedules of Independence Holding Company listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules and an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Independence Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated May 22, 2017 expressed an opinion that Independence Holding Company had not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As discussed in Note 3 to the financial statements, the Company sold Risk Solutions, LLC and accounted for the sale as discontinued operations. We audited the adjustments described in Note 3 that were applied to restate the 2015 and 2014 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ RSM US LLP

Jacksonville, Florida
May 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited, before the effects of the adjustments to retrospectively reflect discontinued operations discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheets of Independence Holding Company and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for years ended December 31, 2015 and 2014. In connection with our audits of the consolidated financial statements, we also have audited, before the effects of the adjustments to retrospectively reflect discontinued operations discussed in Note 3 to the consolidated financial statements, the consolidated financial statement schedules II to IV, as of December 31, 2015 and for the years ended December 31, 2015 and 2014. The 2015 and 2014 financial statements and schedules before the effects of these adjustments discussed in Note 3 are not presented herein.  The 2015 and 2014 consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively reflect discontinued operations discussed in Note 3 to the consolidated financial statements, present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect discontinued operations discussed in Note 3 to the consolidated financial statements, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

/s/ KPMG LLP

New York, New York
May 22, 2017

INDEPENDENCE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
DECEMBER 31,
	2016	2015
ASSETS:
Investments:
Short-term investments	$6,912	$50
Securities purchased under agreements to resell	28,962	28,285
Trading Securities	592	1,259
Fixed maturities, available-for-sale	449,487	428,601
Equity securities, available-for-sale	5,333	8,426
Other investments	23,534	21,538

Total investments	514,820	488,159

Cash and cash equivalents	22,010	17,500
Due and unpaid premiums	42,896	69,075
Due from reinsurers	440,285	483,073
Premium and claim funds	17,952	22,015
Goodwill	41,573	47,276
Other assets	54,928	57,934
Assets attributable to discontinued operations (Note 3)	-	12,931

TOTAL ASSETS	$1,134,464	$1,197,963

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Policy benefits and claims	$219,113	$245,443
Future policy benefits	219,450	270,624
Funds on deposit	145,749	173,350
Unearned premiums	9,786	10,236
Other policyholders' funds	9,769	11,822
Due to reinsurers	35,796	46,355
Accounts payable, accruals and other liabilities	55,477	64,109
Liabilities attributable to discontinued operations (Note 3)	68	(15)
Debt	-	5,189
Junior subordinated debt securities	-	38,146

TOTAL LIABILITIES	695,208	865,259

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;	-	-
none issued or outstanding
Common stock $1.00 par value: 23,000,000 shares
authorized; 18,620,508 and 18,569,183 shares issued,
17,102,525 and 17,265,758 shares outstanding	18,620	18,569
Paid-in capital	126,468	127,733
Accumulated other comprehensive loss	(6,964)	(3,440)
Treasury stock, at cost: 1,517,983 and 1,303,425 shares	(17,483)	(13,961)
Retained earnings	315,918	194,450

TOTAL IHC STOCKHOLDERS’ EQUITY	436,559	323,351
NONCONTROLLING INTERESTS IN SUBSIDIARIES	2,697	9,353

TOTAL EQUITY	439,256	332,704

TOTAL LIABILITIES AND EQUITY	$1,134,464	$1,197,963

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
YEARS ENDED DECEMBER 31,
	2016	2015	2014
REVENUES:
Premiums earned	$262,704	$479,534	$479,048
Net investment income	16,570	17,237	21,614
Fee income	16,446	10,651	17,147
Other income	12,257	10,267	4,851
Gain on sale of subsidiary to joint venture	-	9,940	-
Net realized investment gains	4,502	3,094	7,688
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(1,475)	(228)	-
Portion of losses recognized in other comprehensive income (loss)	-	-	-
Net impairment losses recognized in earnings	(1,475)	(228)	-

	311,004	530,495	530,348

EXPENSES:
Insurance benefits, claims and reserves	145,231	307,178	326,035
Selling, general and administrative expenses	132,174	177,641	181,387
Interest expense on debt	1,534	1,798	1,797

	278,939	486,617	509,219

Income from continuing operations before income taxes	32,065	43,878	21,129
Income taxes	9,555	15,904	6,108

Income from continuing operations, net of tax	22,510	27,974	15,021

Discontinued operations (Note 3):
Income from discontinued operations, before income taxes	117,617	4,310	2,183
Income taxes on discontinued operations	6,813	1,762	283
Income from discontinued operations, net of tax	110,804	2,548	1,900

Net income	133,314	30,522	16,921
Less: Income from noncontrolling interests in subsidiaries	(10,016)	(578)	(628)

NET INCOME ATTRIBUTABLE TO IHC	$123,298	$29,944	$16,293

Basic income per common share (Note 2)
Income from continuing operations	$1.28	$1.59	$.83
Income from discontinued operations	5.90	.14	.10
Basic income per common share	$7.18	$1.73	$.93

WEIGHTED AVERAGE SHARES OUTSTANDING	17,162	17,314	17,471

Diluted income per common share (Note 2)
Income from continuing operations	$1.27	$1.58	$.82
Income from discontinued operations	5.82	.13	.10
Diluted income per common share	$7.09	$1.71	$.92

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,379	17,484	17,636

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
YEARS ENDED DECEMBER 31,
	2016	2015	2014

Net income	$133,314	$30,522	$16,921
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(5,424)	(5,475)	15,509
Tax expense (benefit) on unrealized gains (losses) on available-for-sale securities	(1,916)	(2,013)	4,816
Unrealized gains (losses) on available-for-sale securities, net of taxes	(3,508)	(3,462)	10,693

Other comprehensive income (loss), net of tax	(3,508)	(3,462)	10,693

COMPREHENSIVE INCOME, NET OF TAX	129,806	27,060	27,614

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(10,016)	(578)	(628)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (gains) losses on available-for-sale securities, net of tax	(118)	(5)	(199)

Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests	(118)	(5)	(199)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(10,134)	(583)	(827)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$119,672	$26,477	$26,787

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data)

				ACCUMULATED					NON-
				OTHER				TOTAL IHC	CONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2013	18,523,733	$18,524	$126,239	$(10,472)	(863,343)	$(8,169)	$151,179	$277,301	$9,515	$286,816
Net income							16,293	16,293	628	16,921
Other comprehensive loss, net of tax				10,494				10,494	199	10,693
Repurchases of common stock					(296,775)	(3,972)		(3,972)	-	(3,972)
Common stock dividends ($.07 per share)							(1,223)	(1,223)	-	(1,223)
Share-based compensation expense and related tax benefits	7,425	7	756					763	-	763
Distributions to noncontrolling interests								-	(472)	(472)
Other capital transactions			103				(72)	31	55	86

BALANCE AT DECEMBER 31, 2014	18,531,158	$18,531	$127,098	$22	(1,160,118)	$(12,141)	$166,177	$299,687	$9,925	$309,612
Net income							29,944	29,944	578	30,522
Other comprehensive income, net of tax				(3,467)				(3,467)	5	(3,462)
Repurchases of common stock					(143,307)	(1,820)		(1,820)	-	(1,820)
Acquisition of subsidiary								-	608	608
Purchases of noncontrolling interests			112	5				117	(1,851)	(1,734)
Common stock dividends ($.09 per share)							(1,562)	(1,562)	-	(1,562)
Share-based compensation expense and related tax benefits	38,025	38	408					446	-	446
Other capital transactions			115				(109)	6	88	94

BALANCE AT DECEMBER 31, 2015	18,569,183	$18,569	$127,733	$(3,440)	(1,303,425)	$(13,961)	$194,450	$323,351	$9,353	$332,704
Net income							123,298	123,298	10,016	133,314
Other comprehensive income, net of tax				(3,626)				(3,626)	118	(3,508)
Repurchases of common stock					(214,558)	(3,522)		(3,522)	-	(3,522)
Purchases of noncontrolling interests			(2,302)	102				(2,200)	(15,911)	(18,111)
Common stock dividends ($.105 per share)							(1,800)	(1,800)	-	(1,800)
Share-based compensation expense and related tax benefits	51,325	51	727					778	-	778
Distributions to noncontrolling interests								-	(947)	(947)
Other capital transactions			310				(30)	280	68	348

BALANCE AT DECEMBER 31, 2016	18,620,508	$18,620	$126,468	$(6,964)	(1,517,983)	$(17,483)	$315,918	$436,559	$2,697	$439,256

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
YEARS ENDED DECEMBER 31,
	2016	2015	2014
Cash Flows Provided By (Used By) Operating Activities:
Net income	$133,314	$30,522	$16,921
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on disposal of discontinued operations, net of tax	(110,337)	-	-
Gain on sale of subsidiary to joint venture	-	(9,940)	-
Gain on disposition of assets	-	(5,053)	-
Amortization of deferred acquisition costs	319	3,524	4,941
Net realized investment gains	(4,502)	(3,094)	(7,688)
Other-than-temporary impairment losses	1,475	228	-
Equity income from equity method investments	(62)	(405)	(1,106)
Depreciation and amortization	1,831	2,313	3,000
Deferred tax expense	4,445	614	5,423
Other	7,809	6,724	10,586
Changes in assets and liabilities:
Net purchases (sales) of trading securities	3,727	5,356	(4,719)
Change in insurance liabilities	(120,064)	(18,907)	(94,876)
Change in deferred acquisition costs	(296)	26,774	(6,223)
Change in amounts due from reinsurers	42,787	(202,617)	101,987
Change in premium and claim funds	3,094	(1,891)	4,800
Change in current income tax liability	(9,146)	3,386	2,241
Change in due and unpaid premiums	26,179	(6,447)	(3,193)
Other operating activities	(11,571)	4,189	(4,763)
Net change in cash from operating activities	(30,998)	(164,724)	27,331

Cash Flows Provided By (Used By) Investing Activities:
Net purchases of short-term investments	(6,870)	-	-
Net (purchases) sales of securities under resale agreements	(677)	(11,495)	5,804
Sales of equity securities	3,577	11,986	288
Purchases of equity securities	-	(6,601)	(1,228)
Sales of fixed maturities	410,983	629,376	353,143
Maturities and other repayments of fixed maturities	47,285	42,630	45,091
Purchases of fixed maturities	(486,398)	(521,417)	(421,285)
Acquisition of subsidiary, net of cash acquired	-	511	-
Proceeds from sales/deconsolidation of subsidiaries, net of cash divested	135,736	4,518	-
Proceeds from sale of assets	-	8,000	-
Change in policy loans	1	10,629	660
Proceeds on sales of other investments	4,210	1,000	-
Purchases of other investments	(4,371)	-	(900)
Other investing activities	(4,601)	(809)	2,574
Net change in cash from investing activities	98,875	168,328	(15,853)

Cash Flows Provided By (Used By) Financing Activities:
Repurchases of common stock	(3,522)	(1,820)	(3,972)
Cash paid in acquisitions of noncontrolling interests	(18,111)	(1,734)	-
Withdrawals of investment-type insurance contracts	1,898	(2,306)	(2,988)
Repayments of debt	(42,935)	(2,617)	(2,000)
Dividends paid	(1,553)	(1,392)	(1,233)
Other financing activities	(815)	353	(431)
Net change in cash from financing activities	(65,038)	(9,516)	(10,624)

Net change in cash and cash equivalents, including discontinued operations	2,839	(5,912)	854
Cash and cash equivalents, beginning of year, including discontinued operations	19,171	25,083	24,229

Cash and cash equivalents, end of year, including discontinued operations	$22,010	$19,171	$25,083

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)

Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc. and IHC Carrier Solutions, Inc. IHC also owns a significant equity interest in: (i) Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance; and (ii) an equity interest in a managing general underwriter (“MGU”) that writes medical stop-loss. On March 31, 2016, the Company sold IHC Risk Solutions, LLC (“Risk Solutions”), an MGU that was its principal source of medical stop-loss business. In addition, all of the in-force medical stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was 100% co-insured as of January 1, 2016 and IHC’s block of medical stop-loss business is in run-off.  Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 53% of IHC's outstanding common stock at December 31, 2016.

(B)

Consolidation

AMIC Holdings, Inc.

AMIC Holdings, Inc., formerly known as American Independence Corp., (“AMIC”) is an insurance holding company engaged in the insurance and reinsurance business. At December 31, 2015, the Company owned approximately 92% of its outstanding common stock. On August 31, 2016, IHC took AMIC private by way of a statutory “short-form" merger. The Company paid $18,111,000 for the remaining shares of AMIC common stock owned by noncontrolling interests and as a result, the Company now owns all of the outstanding common stock of AMIC. In connection with the transaction, $2,200,000 was charged to paid-in capital representing: (i) the difference between the fair value of the consideration paid for the shares and the carrying amount of noncontrolling interests; plus (ii) specific, direct costs of the transaction.

In 2015, IHC purchased shares of AMIC common stock increasing its ownership interest in AMIC from 90% to approximately 92%.

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of any changes in the Company’s ownership interests in its less than wholly owned subsidiaries on IHC’s equity for the years indicated (in thousands).

	2016	2015	2014

Changes in IHC’s paid-in capital:
Purchases of AMIC shares	$(2,200)	$(199)	$-
Purchase remaining IPA Family, LLC interests	-	311	-

Net transfers from (to) noncontrolling interests	$(2,200)	$112	$-

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

On March 31, 2016, the Company sold Risk Solutions, its managing general underwriter of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims (“Medical Stop-Loss”). In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was 100% co-insured as of January 1, 2016. IHC’s block of medical stop-loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as discontinued operations in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. The assets, liabilities, and related income and expenses associated with the disposal group are presented as discontinued operations in the accompanying consolidated financial statements and Notes thereto for all periods presented. The results of discontinued operations reflect the operations of the disposed MGUs (see Note 3). The run-off of IHC’s remaining block of medical stop-loss business is in continuing operations.

Effective September 1, 2015 (“Deconsolidation Date”), pursuant to the terms of a contribution agreement, IHC contributed all of its shares in its subsidiary, IHC Health Solutions, Inc. (“IHC Health Solutions”) to Ebix Health Exchange, a newly formed joint venture with Ebix, Inc. (“Ebix”), and, as a result, IHC deconsolidated IHC Health Solutions (see Note 7). In accordance with U.S. GAAP, the accompanying Consolidated Financial Statements include the operating results of IHC Health Solutions prior to the Deconsolidation Date. Subsequent to the Deconsolidation Date, the Company’s equity interest in the joint venture is accounted for under the equity method of accounting.

(D)

 Reclassifications

Certain amounts in prior year’s Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2016 presentation, primarily for the effects of discontinued operations.

(E)

 Cash, Cash Equivalents and Short-Term Investments

Cash equivalents are carried at cost which approximates fair value, and include principally interest-bearing deposits at brokers, money market instruments and U.S. Treasury securities with original maturities of less than 91 days.  Investments with original maturities of 91 days to one year are considered short-term investments and are carried at cost, which approximates fair value.

The following is a reconciliation of cash and cash equivalents as reported in the Consolidated Balance Sheets to the ending cash and cash equivalents, including discontinued operations, as reported in the Consolidated Statements of Cash Flows as of December 31 of each year indicated (in thousands):

	December 31,
	2016	2015	2014

Cash and cash equivalents	$22,010	$17,500	$23,408
Cash and cash equivalents attributable to discontinued operations	-	1,671	1,675

Cash and cash equivalents, including discontinued operations	$22,010	$19,171	$25,083

 (F)

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("resale agreements") are carried at the amounts at which the securities will be subsequently resold as specified in the agreements. Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 2016, the Company had $28,962,000 invested in resale agreements, all of which settled on January 3, 2017 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

(G)

Investment Securities

(i) Investments in fixed maturities, redeemable preferred securities and equity securities are accounted for as follows:

(a) Securities that are held for trading purposes are carried at estimated fair value ("fair value").  Changes in fair value are credited or charged, as appropriate, to net realized investment gains (losses) in the Consolidated Statements of Income.

(b) Securities not held for trading purposes that may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary, net of deferred income taxes, are credited or charged, as appropriate, to other comprehensive income or loss. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity.

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

The Company periodically reviews and assesses the vendor’s qualifications and the design and appropriateness of its pricing methodologies.  Management will on occasion challenge pricing information on certain individual securities and, through communications with the vendor, obtain information about the assumptions, inputs and methodologies used in pricing those securities, and corroborate it against documented pricing methodologies. Validation procedures are in place to determine completeness and accuracy of pricing information, including, but not limited to: (i) review of exception reports that (a) identify any zero or un-priced securities; (b) identify securities with no price change; and (c) identify securities with significant price changes; (ii) performance of trend analyses; (iii) periodic comparison of pricing to alternative pricing sources; and (iv) comparison of pricing changes to expectations based on rating changes, benchmarks or control groups.  In certain circumstances, pricing is unavailable from the vendor and broker-pricing information is used to determine fair value. In these instances, management will assess the quality of the data sources, the underlying assumptions and the reasonableness of the broker quotes based on the current market information available. To determine if an exception represents an error, management will often have to exercise judgment. Procedures to resolve an exception vary depending on the significance of the security and its related class, the frequency of the exception, the risk of material misstatement, and the availability of information for the security. These procedures include, but are not limited to; (i) a price challenge process with the vendor; (ii) pricing from a different vendor; (iii) a reasonableness review; and (iv) a change in price based on better information, such as an actual market trade, among other things.  Management considers all facts and relevant information obtained during the above procedures to determine the proper classification of each security in the Fair Value Hierarchy.

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

(H)

Other Investments

Other investments primarily consist of limited partnership interests carried on the equity method, which approximates the Company's equity in the underlying net assets of the partnership. Equity income or loss on partnership interests is credited or charged, as appropriate, to the Consolidated Statements of Income. For cost method investments, dividends received are recognized in earnings to the extent that they were distributed from the net accumulated earnings of the investee. Dividends received in excess of the investee’s net accumulated earnings are considered a return of investment and are recorded as reductions of cost of the investment.

(I)

Property and Equipment

Property and equipment of $2,029,000 and $1,523,000 are included in other assets at December 31, 2016 and 2015, respectively, net of accumulated depreciation and amortization of $3,348,000 and $6,255,000, respectively.

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

 (K)

Insurance Liabilities

Policy Benefits and Claims

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

Specialty Health

For the Specialty Health business, incurred but not reported (“IBNR”) claims liabilities plus expected development on reported claims are calculated using standard actuarial methods and practices. The “primary” assumption in the determination of Specialty Health reserves is that historical Claim Development Patterns are representative of future Claim Development Patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for policy benefits and claims for specialty health medical and disability coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The Company has business that is serviced by third-party administrators.  From time to time, there are changes in the timing of claims processing due to any number of factors including, but not limited to, system conversions and staffing changes during the year.  These changes are monitored by the Company and the effects of these changes are taken into consideration during the claim reserving process.  Other than these considerations, there have been no significant changes to methodologies and assumptions from the prior year.

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

Disability

The Company’s disability business is primarily comprised of New York short-term disability (“DBL”) and group disability.

With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. There have been no significant changes to methodologies and assumptions from the prior year.

Policy benefits and claims for the Company’s group disability products are developed using actuarial principles and assumptions that consider, among other things, future offsets and recoveries, elimination periods, interest rates, probability of rehabilitation or mortality, incidence and termination rates based on the Company’s experience.  The liability for policy benefits and claims is made up of case reserves, IBNR and reopen reserves and Loss Adjustment Expenses (“LAE”).  IBNR and reopen reserves are calculated by a hind-sight study, which takes historical experience and develops the reserve as a percentage of premiums from prior years.

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

Due to the long-term nature of LTD, in establishing the liability for policy benefits and claims, the Company must make estimates for case reserves, IBNR, and reserves for LAE.  Case reserves generally equal the actuarial present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The IBNR reserve is established based upon historical trends of existing incurred claims that were reported after the balance sheet date. The LAE reserve is calculated based on an actuarial expense study. There have been no significant changes to methodologies and assumptions from the prior year.

Medical Stop-Loss

Liabilities for policy benefits and claims on medical stop-loss coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data. Policy benefits and claims for medical stop-loss insurance are more volatile in nature than those for specialty health medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

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

Predicting ultimate claims and estimating reserves in Medical Stop-Loss is more complex than specialty health medical and disability business due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims, whereas fluctuations in aggregate coverage are largely attributable to frequency of underlying claims rather than severity. Liabilities for first dollar medical reserves and disability coverages are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.

Due to the short-term nature of Medical Stop-Loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Medical Stop-Loss, as noted above, the Company maintains its reserves based on underlying assumptions until it determines that an adjustment is appropriate based on emerging experience from all of its prior underwriting years.

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2016. Changes in the Company's policy benefits and claims estimates are generally recorded through a charge or credit to its earnings. There have been no significant changes to methodologies and assumptions from the prior year.

Future Policy Benefits

The liability for future policy benefits consists of the liabilities related to insured events for the Company’s long-duration contracts, primarily its life and annuity products. For traditional life insurance products, the Company computes the liability for future policy benefits primarily using the net premium method based on anticipated investment yield, mortality, and withdrawals. These methods are widely used in the life insurance industry to estimate the liabilities for future policy benefits. Inherent in these calculations are management and actuarial judgments and estimates that could significantly impact the ending reserve liabilities and, consequently, operating results.  Actual results may differ, and these estimates are subject to interpretation and change.

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2016. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

 Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 3.0% to 6.0% in 2016, 3.0% to 7.0% in 2015, and 3.0% to 8.0% in 2014.

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

(L)

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

(M)

Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(N)

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

(O)

Income Per Common Share

Income per common share is computed using the treasury stock method.

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

(Q)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminated the requirement to retrospectively account for those adjustments. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In January 2017, the FASB issued guidance to simplify the test for goodwill impairment by eliminating Step 2 in the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this guidance are effective for public business entities for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued guidance requiring entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalent in the statement of cash flows. The amendments in this guidance should be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued guidance that amends the consolidation analysis for a reporting entity that is the single decision maker of a variable interest entity. The amendments in this guidance require the decision maker’s evaluation of its interests held through related parties that are under common control on a proportionate basis rather than in their entirety when determining whether it is the primary beneficiary of that variable interest entity. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption and are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued guidance requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. An allowance for credit losses will be deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected with changes in the allowance recorded in earnings. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than the currently applied U.S. GAAP method of taking a permanent impairment of the security, which would be limited to the amount by which fair value is below the amortized cost. Certain existing requirements used to evaluate credit losses have been removed. For public entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The amendments in this guidance should be applied through a cumulative effect adjustment to retained earnings upon adoption as of the beginning of the first reporting period in which the guidance is effective. Management is evaluating the requirements and potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued guidance that simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments in this guidance are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued guidance that eliminates the requirement for retroactive adjustments on the date that a previously held investment qualifies for the equity method of accounting as a result of an increase in ownership interest or degree of influence. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and should be applied prospectively upon their effective date. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance that requires lessees to recognize the assets and liabilities that arise from leases, including operating leases, on the statement of financial position. The amendments in this guidance are effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, using a modified retrospective approach. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued guidance that eliminates the requirement to classify equity securities with readily determinable fair values as trading or available-for-sale. The guidance requires equity securities, other than those that result in consolidation or are accounted for under the equity method, (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income, simplifies the impairment assessment of equity securities without readily determinable fair values and requires changes in disclosure requirements. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The amendments in this Update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Balance Sheet or IHC’s stockholders’ equity.

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, additional guidance and technical corrections were issued to clarify certain aspects of the implementation guidance and to clarify the identification of performance obligations. In August 2015, the effective date of this guidance has been deferred. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires one of two specified retrospective methods of application. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company anticipates that any impact will only relate to contracts with customers outside the scope of Accounting Standards Codification Topic 944, Financial Services - Insurance. Our administrative and other service contracts that will be subject to the amendments in this Update are recorded in the Fee Income line item of the Consolidated Statement of Income and represents approximately 5% of our consolidated revenues for the year ended December 31, 2016. Management is still in the process of evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and the method of adoption that we will ultimately choose.

Note 2.

Income Per Common Share

Included in the diluted earnings per share calculation for 2016, 2015 and 2014 are 217,000, 170,000 and 165,000 of incremental common shares, respectively, primarily from the dilutive effect of share-based payment awards.

The following is a reconciliation of income available to common shareholders used to calculate income per share for the periods indicated (in thousands):

	2016	2015	2014

Income from continuing operations, net of tax	$22,510	$27,974	$15,021
Less: Income from continuing operations attributable to
noncontrolling interests	(458)	(405)	(451)

Income from continuing operations attributable to IHC
common shareholders	$22,052	$27,569	$14,570

Income from discontinued operations, net of tax	$110,804	$2,548	$1,900
Less: Income from discontinued operations attributable to
noncontrolling interests	(9,558)	(173)	(177)

Income from discontinued operations attributable to
IHC common shareholders	$101,246	$2,375	$1,723

Net income attributable to IHC	$123,298	$29,944	$16,293

Note 3.

Discontinued Operations

On March 31, 2016, IHC and a subsidiary of AMIC sold the stock of Risk Solutions to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements. Approximately 89% of the purchase price was allocated to AMIC and its subsidiaries, with the balance being paid to Standard Security Life and other IHC subsidiaries. The Company recorded a gain of $100,819,000, net of taxes and amounts attributable to noncontrolling interests, as a result of the transaction. The aforementioned transaction, which includes the sale of Risk Solutions and the corresponding coinsurance agreement, is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  IHC’s block of Medical Stop-Loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as discontinued operations in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. Aside from reinsurance and marketing of Westport small group stop-loss, there will be no further involvement with the discontinued operation.

The following is a reconciliation of the major line items constituting the pretax profit of discontinued operations, including adjustments for amounts previously eliminated in consolidation, for the periods indicated (in thousands):

	2016	2015	2014

Revenue	$6,406	$2,373	$3,585
Selling, general and administrative expenses	5,689	(1,937)	1,402

Pretax profit of discontinued operations	717	4,310	2,183
Gain on disposal of discontinued
operations, pretax	116,900	-	-

Income from discontinued operations,
before income taxes	117,617	4,310	2,183
Income taxes on discontinued operations	6,813	1,762	283

Income from discontinued operations, net of tax	$110,804	$2,548	$1,900

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities for discontinued operations, including adjustments for amounts previously eliminated in consolidation, for the periods indicated (in thousands):

	December 31,
	2016	2015

Major classes of assets included in discontinued operations:
Cash	$-	$1,671
Goodwill	-	5,664
Intangible assets	-	919
Other assets	-	4,677

Assets attributable to discontinued operations	$-	$12,931

Major classes of liabilities included in discontinued operations:
Accounts payable and accrued liabilities	$68	$(15)

Liabilities attributable to discontinued operations	$68	$(15)

Total operating cash flows from discontinued operations for 2016, 2015 and 2014 were $0, $128,000 and $1,479,000, respectively. Total investing cash flows from discontinued operations for 2016, 2015 and 2014 were $0, $(132,000) and $(154,000), respectively. In 2016, the Company elected to classify the proceeds received from the sale of discontinued operations in the investing activities section of the Consolidated Statement of Cash Flows.

In connection with the Risk Solutions Sale and Coinsurance Transaction in March 2016, AMIC utilized a significant amount of its Federal NOL carryforwards and made a corresponding adjustment to its valuation allowance (see Note 12). On a consolidated basis, the Company recorded income taxes on discontinued operations of $6,813,000 for the year ended December 31, 2016, consisting of $3,819,000 of state income taxes and $2,994,000 of Federal taxes. Federal income taxes differ from applying the Federal statutory income tax rate of 35% to pretax income from discontinued operations principally as the result of tax benefits from state income taxes and AMIC’s $38,169,000 decrease in its valuation allowance, net of a tax provision from limits on compensation deductions.

Note 4.

Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	December 31, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$192,976	$209	$(5,490)	$187,695
CMOs - residential (1)	6,021	8	(116)	5,913
U.S. Government obligations	43,417	133	(441)	43,109
Agency MBS - residential (2)	22	1	-	23
GSEs (3)	10,301	1	(422)	9,880
States and political subdivisions	191,146	780	(5,115)	186,811
Foreign government obligations	5,098	13	(157)	4,954
Redeemable preferred stocks	11,454	96	(448)	11,102

Total fixed maturities	$460,435	$1,241	$(12,189)	$449,487

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$1,612	$178	$-	$1,790
Nonredeemable preferred stocks	3,588	30	(75)	3,543

Total equity securities	$5,200	$208	$(75)	$5,333

	December 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$172,621	$93	$(5,868)	$166,846
CMOs - residential (1)	3,068	2	(14)	3,056
CMOs - commercial	899	296	-	1,195
U.S. Government obligations	44,738	120	(64)	44,794
Agency MBS - residential (2)	34	1	-	35
GSEs (3)	11,814	2	(254)	11,562
States and political subdivisions	194,364	2,159	(1,857)	194,666
Foreign government obligations	2,318	12	(6)	2,324
Redeemable preferred stocks	4,036	101	(14)	4,123

Total fixed maturities	$433,892	$2,786	$(8,077)	$428,601

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$4,926	$-	$(142)	$4,784
Nonredeemable preferred stocks	3,588	56	(2)	3,642

Total equity securities	$8,514	$56	$(144)	$8,426

(1)

Collateralized mortgage obligations (“CMOs”).

(2)

Mortgage-backed securities (“MBS”).

(3)

Government-sponsored enterprises (“GSEs’) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$4,634	$4,639
Due after one year through five years	120,448	118,913
Due after five years through ten years	157,908	154,373
Due after ten years	161,122	155,747
CMOs and MBSs	16,323	15,815

	$460,435	$449,487

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	December 31,, 2016

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$145,205	$3,818	$19,841	$1,672	$165,046	$5,490
CMOs - residential	5,038	116	-	-	5,038	116
U.S. Government obligations	28,406	441	-	-	28,406	441
GSEs	3,640	166	6,220	256	9,860	422
States and political subdivisions	144,357	4,561	18,132	554	162,489	5,115
Foreign government obligations	3,738	157	-	-	3,738	157
Redeemable preferred stocks	-	-	3,315	448	3,315	448
Total fixed maturities	330,384	9,259	47,508	2,930	377,892	12,189

Nonredeemable preferred stocks	826	25	1,277	50	2,103	75
Total equity securities	826	25	1,277	50	2,103	75

Total temporarily impaired
securities	$331,210	$9,284	$48,785	$2,980	$379,995	$12,264

Number of securities in an
unrealized loss position	156		23		179

	December 31, 2015

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$101,903	$2,559	$55,217	$3,309	$157,120	$5,868
CMO’s - residential	2,867	14	-	-	2,867	14
U.S. Government obligations	19,809	64	-	-	19,809	64
GSEs	6,539	128	4,997	126	11,536	254
States and political subdivisions	68,898	780	31,351	1,077	100,249	1,857
Foreign government obligations	484	6	-	-	484	6
Redeemable preferred stocks	3,749	14	-	-	3,749	14
Total fixed maturities	204,249	3,565	91,565	4,512	295,814	8,077

Common stocks	4,784	142	-	-	4,784	142
Nonredeemable preferred stocks	1,324	2	-	-	1,324	2
Total equity securities	6,108	144	-	-	6,108	144

Total temporarily impaired
securities	$210,357	$3,709	$91,565	$4,512	$301,922	$8,221

Number of securities in an
unrealized loss position	99		31		130

Substantially all of the unrealized losses on fixed maturities available-for-sale at December 31, 2016 and December 31, 2015 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	2016	2015	2014

Fixed maturities	$14,960	$15,364	$18,504
Equity securities	676	845	943
Cash, cash equivalents and other short-term investments	1,088	66	74
Equity method investments	62	405	1,101
Other	(135)	661	1,071

Investment income, gross	16,651	17,341	21,693
Investment expenses	(81)	(104)	(79)

Net investment income	$16,570	$17,237	$21,614

The following table summarizes the Company’s net realized investment gains (losses) for the years indicated (in thousands):

	2016	2015	2014

Available-for-sale securities:
Fixed maturities	$4,275	$3,533	$7,642
Common stocks	263	1,519	(5)
Preferred stocks	-	151	-
Total available-for-sale securities	4,538	5,203	7,637

Trading securities	(409)	(1,653)	506
Total realized gains	4,129	3,550	8,143

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	289	(452)	(451)
Total unrealized gains (losses) on trading securities	289	(452)	(451)

Gains (losses) on other investments	84	(4)	(4)

Net realized investment gains	$4,502	$3,094	$7,688

For the years ended December 31, 2016, 2015 and 2014, proceeds from sales of available-for-sale securities were $414,997,000, $640,902,000 and $355,740,000, respectively, and the company realized gross gains of $5,356,000, $6,412,000 and $9,289,000, respectively, and gross losses of $480,000, $805,000 and $741,000, respectively, on those sales.

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

During the year ended December 31, 2016, the Company recognized an other-than-temporary impairment loss of $1,475,000 on certain fixed maturities available-for-sale. The Company determined that it is more likely than not that we will sell the securities before the recovery of their amortized cost basis. The Company recognized $228,000 of other-than-temporary impairment losses in earnings on equity securities available-for-sale during the year ended December 31, 2015 due to the length of time and extent an equity security was below cost. The Company did not recognize any other-than-temporary impairments on available-for-sale securities in 2014.

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the years indicated (in thousands):

	2016	2015	2014

Balance at beginning of year	$473	$473	$473
Securities sold	(473)	-	-

Balance at end of period	$-	$473	$473

The after-tax portion of other-than-temporary impairments included in accumulated other comprehensive income (loss) at December 31, 2016 and 2015 consists of $0 and $276,000, respectively, related to CMO securities.

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

Investments in fixed maturities and equity securities:

Available-for-sale securities included in Level 1 are equities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, foreign government obligations, collateralized mortgage obligations, municipals and GSEs that were priced with observable market inputs. Level 3 securities consist primarily of municipal tax credit strips and, in 2015, also include CMO securities backed by commercial mortgages.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Significant unobservable inputs used in the fair value measurement of CMO’s are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates. Further we retain independent pricing vendors to assist in valuing certain instruments.

Trading securities:

Trading securities included in Level 1 are equity securities with quoted market prices.

Contingent liabilities:

At December 31, 2015, contingent liabilities classified in Level 3 include; (i) a contingent liability assumed in connection with an acquisition (see Note 7) related to an earn-out agreement whereby significant unobservable inputs were based on projected income; and (ii) a contingent liability recognized in connection with the deconsolidation of a former subsidiary and joint venture transaction (see Note 7) whereby significant unobservable inputs were based on projected cash flows.

The following tables present our financial assets and liabilities measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$187,695	$-	$187,695
CMOs - residential	-	5,913	-	5,913
US Government obligations	-	43,109	-	43,109
Agency MBS - residential	-	23	-	23
GSEs	-	9,880	-	9,880
States and political subdivisions	-	184,778	2,033	186,811
Foreign government obligations	-	4,954	-	4,954
Redeemable preferred stocks	11,102	-	-	11,102
Total fixed maturities	11,102	436,352	2,033	449,487

Equity securities available-for-sale:
Common stocks	1,790	-	-	1,790
Nonredeemable preferred stocks	3,543	-	-	3,543
Total equity securities	5,333	-	-	5,333

Trading securities - equities	592	-	-	592
Total trading securities	592	-	-	592

Total Financial Assets	$17,027	$436,352	$2,033	$455,412

	December 31, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$166,846	$-	$166,846
CMOs - residential	-	3,056	-	3,056
CMOs - commercial	-	-	1,195	1,195
US Government obligations	-	44,794	-	44,794
Agency MBS - residential	-	35	-	35
GSEs	-	11,562	-	11,562
States and political subdivisions	-	192,487	2,179	194,666
Foreign government obligations	-	2,324	-	2,324
Redeemable preferred stocks	4,123	-	-	4,123
Total fixed maturities	4,123	421,104	3,374	428,601

Equity securities available-for-sale:
Common stocks	4,784	-	-	4,784
Nonredeemable preferred stocks	3,642	-	-	3,642
Total equity securities	8,426	-	-	8,426

Trading securities - equities	1,259	-	-	1,259
Total trading securities	1,259	-	-	1,259

Total Financial Assets	$13,808	$421,104	$3,374	$438,286

FINANCIAL LIABILITIES:
Interest rate swap	$-	$11	$-	$11
Contingent liabilities	-	-	1,650	1,650
Total Financial Liabilities	$-	$11	$1,650	$1,661

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.

The Company did not transfer any securities between Level 1, Level 2 or Level 3 in 2016 or 2015. The following table presents the changes in fair value of our Level 3 financial instruments for the periods indicated (in thousands):

	Financial Assets:			Financial Liabilities
		States and	Total		Total
	CMOs	Political	Level 3	Contingent	Level 3
	Commercial	Subdivisions	Assets	Liabilities	Liabilities

Balance at December 31, 2014	$953	$2,314	$3,267	$-	$-

Assumed in acquisition	-	-	-	1,000	1,000

Increases (decreases) recognized in earnings:
Gain on sale of subsidiary to
joint venture	-	-	-	1,501	1,501
Net investment income	-	-	-	(736)	(736)
Other income	-	-	-	(115)	(115)

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	318	(47)	271	-	-

Repayments and amortization of
fixed maturities	(76)	(88)	(164)	-	-

Balance at December 31, 2015	1,195	2,179	3,374	1,650	1,650

Increases (decreases) recognized in earnings:
Net investment income	-	-	-	(1,038)	(1,038)
Net realized investment gains	141	-	141	-	-
Other income	-	-	-	88	88

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(296)	(40)	(336)	-	-

Payment of contingent liability	-	-	-	(700)	(700)
Repayments and amortization of
fixed maturities	(74)	(106)	(180)	-	-
Sales	(966)	-	(966)	-	-

Balance at December 31, 2016	$-	$2,033	$2,033	$-	$-

The following table provides information about the carrying values, estimated fair values and classification in the fair value hierarchy for the Company’s financial instruments that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	December 31, 2016			December 31, 2015
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$6,912	$-	$6,912	$50	$-	$50

FINANCIAL LIABILITIES:
Funds on deposit	$-	$146,098	$145,749	$-	$173,625	$173,350
Debt and junior subordinated
debt securities	$-	$-	$-	$-	$43,283	$43,335

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

(B)

Debt

The fair value of debt with fixed and variable interest rates approximates its carrying amount and is included in Level 2 of the fair value hierarchy.

Note 6.

Other Investments, Including Variable Interest Entities

Other investments consist of the following for the periods indicated (in thousands):

	December 31,
	2016	2015

Equity method investments	$19,747	$18,944
Cost method investments	3,750	500
Other investments and securities, at cost	37	2,094

	$23,534	$21,538

Included in equity method investments above is our investment in Ebix Health Exchange. Ebix Health Exchange administers various lines of health insurance for IHC’s insurance subsidiaries. Effective July 1, 2016, Ebix exercised its right to increase its ownership in Ebix Health Exchange by purchasing an additional 11% of Ebix Health Exchange for $2,000,000. As a result of the transaction, the Company’s ownership interest in Ebix Health Exchange decreased to 49%. In accordance with the terms of the original sale and joint venture agreement, IHC was obligated to fund any negative cash flow through December 31, 2016 in the form of a loan to the joint venture. The remaining balance of the loan at December 31, 2016 was converted to capital. The carrying value of the Company’s equity investment in Ebix Health Exchange amounted to $8,770,000 and $9,838,000 at December 31, 2016 and 2015, respectively. Ebix Health Exchange reported a net loss of $1,781,000 and $1,007,000 for the year ended December 31, 2016 and the period ended December 31, 2015, respectively. The Company recorded $743,000 and $271,000 of the losses for 2016 and 2015 in earnings and reduced the contingent liability, previously recognized on the acquisition date (see Note 7), by $1,038,000 and $736,000 in 2016 and 2015 for cash operating losses for the period.

At December 31, 2016 and 2015, the Company’s Consolidated Balance Sheets includes $570,000 and $1,397,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $938,000 and $405,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively.  For the years ended December 31, 2016 and 2015, the Company’s Consolidated Statements of Income include $366,000 and $80,000, respectively, in fee income from Ebix Health Exchange, and include $5,937,000 and $1,477,000, respectively, of administrative fee expenses to Ebix Health Exchange, which are included in fee income and selling, general and administrative expenses, respectively.

During 2016, the Company acquired several other investments, including an equity method investment and certain cost method investments, for an aggregate $5,250,000.

Other investments in unconsolidated trust subsidiaries were liquidated in connection with the Company’s redemption of its junior subordinated debt in 2016 (see Note 11).

Variable Interest Entities

Other investments at December 31, 2016 and 2015 include $8,961,000 and $9,106,000, respectively, of noncontrolling interests in certain limited partnerships that we have determined to be Variable Interest Entities (“VIEs”).  The aforementioned VIEs are not required to be consolidated in the Company’s consolidated financial statements as we are not the primary beneficiary since we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance.

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIEs through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $8,961,000 carrying value in these equity investments and we have no future funding obligations to them.

Note 7.

Acquisition and Deconsolidations of Subsidiaries

Acquisition

On April 30, 2015 (the "Acquisition Date"), through a settlement with a former owner, AMIC increased its ownership in Global Accident Facilities, LLC (“GAF) from 40% to 80%, in order to obtain control of the business it produced for Independence American. GAF and its subsidiaries are principally engaged in the marketing, underwriting and administration of specialty risk insurance, referred to as Occupational Accident and Injury on Duty for Independence American, which are offered exclusively in Texas and Massachusetts, respectively. The consideration transferred in exchange for the additional 40% voting interest consisted of: (i) $325,000 in cash; and (ii) non-monetary consideration, primarily consisting of the settlement of a pre-existing relationship with a former owner, with a fair value of $1,195,000 at the Acquisition Date.  The fair value of the settlement of the pre-exiting relationship was based on projected future underwriting results discounted for collectability. The acquisition resulted in AMIC obtaining control of GAF.  Immediately preceding the transaction, AMIC’s carrying value of its investment in GAF was $1,908,000.

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

Other liabilities assumed include a $1,000,000 contingent liability recorded in connection with an earn-out agreement with a former owner of a subsidiary of GAF. The fair value of the contingent liability was estimated based on projected income. See Note 5 for further information regarding fair value measurements.

In connection with the acquisition, the Company recorded $5,703,000 of goodwill and $5,500,000 of intangible assets (see Note 8). None of the goodwill is deductible for income tax purposes. Goodwill reflects the synergies between GAF and Independence American as GAF was the primary writer of Occupational Accident and Injury on Duty business for Independence American. Goodwill was calculated as the excess of the sum of: (i) the acquisition date fair value of total consideration transferred of $1,520,000; (ii) the acquisition date fair value of the equity interest in GAF immediately preceding the acquisition of $1,216,000; and (iii) the fair value of the noncontrolling interest in GAF of $608,000 on the acquisition date; over (iv) the net liabilities of $2,359,000 that were assumed. The enterprise value of GAF was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings of GAF including a control premium.  The fair value of the non-controlling interest was determined based upon their percentage of the GAF enterprise value discounted for a lack of control.

For the period from the Acquisition Date to December 31, 2015, the Company’s Consolidated Statement of Income includes revenues and net income of $6,954,000 and $607,000, respectively, from GAF.

In 2016, the Company paid off the remaining outstanding balance of the aforementioned contingent liability, amounting to $700,000, in connection with the sale of Accident Insurance Services, Inc. (“AIS”) discussed below.

Deconsolidations

A)

Accident Insurance Services

On September 30, 2016, the Company sold the assets and the stock of its wholly owned subsidiary, AIS, to unrelated parties for an aggregate $9,000,000 of cash. Upon the sale, AIS was deconsolidated from the Company’s financial statements. The Company recognized a loss of $558,000 on the transaction, pre-tax, which is included in Other Income on the Consolidated Statement of Income in 2016. The loss was measured as the difference between the fair value of the consideration received and: (i) the carrying amount of the former subsidiary’s assets and liabilities, including certain intangible assets (see Note 8); (ii) the divestiture of associated goodwill (see Note 8), and (iii) other expenses directly attributable to the transaction. There will be no further involvement with AIS other than with respect to the run-out of the business it produced for our insurance companies.

B)

Ebix Health Administration Exchange, Inc.

Effective September 1, 2015, IHC and Ebix, a non-related party and international supplier of On-Demand software and E-commerce services to the insurance, financial and healthcare industries, entered into a joint venture in which IHC sold its wholly owned administrative subsidiary, IHC Health Solutions (now known as Ebix Health Administration Exchange, Inc.), in exchange for a 60% ownership interest in Ebix Health Exchange and $6,000,000 in cash proceeds. Ebix contributed $6,000,000 of cash and a pet insurance software license, valued by Ebix Health Exchange at $2,000,000, for its 40%. IHC and Ebix have equal voting interest on the Board of Managers of Ebix Health Exchange. The transaction resulted in a loss of control over the subsidiary (due to a lack of the majority of the voting interest on the Board of Managers) and therefore the subsidiary was deconsolidated from the Company’s financial statements.

In 2015, the Company recognized a gain of $9,940,000, pre-tax, on the transaction consisting of: (i) a pre-tax gain on the deconsolidation of $11,441,000, measured as the fair value of the consideration received and the fair value of the retained investment in Ebix Health Exchange less the carrying amount of the former subsidiary’s net assets; partially offset by (ii) a contingent liability of $1,501,000 representing the Company’s estimated obligation to fund future cash operating losses through December 31, 2016 per the terms of the joint venture agreement. The fair value of the contingent liability was estimated based on expected future operating cash shortfalls. Approximately $5,441,000 of the pre-tax gain is attributable to the re-measurement of the retained investment in the former subsidiary to its current value. The fair value of the retained investment was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings.

See Note 6 for more information about our investment in Ebix Health Exchange subsequent to its deconsolidation in 2015.

C)

Innovative Medical Risk Management, Inc.

On December 31, 2015, the Company sold all of the stock of its wholly owned subsidiary, Innovative Medical Risk Management, Inc. (“IMRM”), to an unrelated party for $1,084,000 cash consideration. Upon the sale, IMRM was deconsolidated from the Company’s financial statements. The Company recognized a gain of $679,000 on the transaction, pre-tax, which is included in Other Income on the Consolidated Statement of Income in 2015. The gain was measured as the difference between the fair value of the consideration received and the carrying amount of the former subsidiary’s assets and liabilities. The sale transaction also included an earn-out agreement with the new owners of IMRM. In accordance with this agreement, the Company could receive additional consideration in the future based on certain earnings thresholds in 2016 and 2017. Other than the settlement of the aforementioned earn-out agreement, there will be no further involvement with IMRM.

Note 8.

Goodwill and Other Intangible Assets

Changes in goodwill and goodwill balances by reportable segment are as follows for the periods indicated (in thousands):

	Specialty
	Health	Total

Balance at December 31, 2014	$44,654	$44,654
Acquisition (see Note 7)	5,703	5,703
Sale of subsidiary/business (see Note 7)	(3,081)	(3,081)

Balance at December 31, 2015	47,276	47,276
Sale of subsidiary/business (see Note 7)	(5,703)	(5,703)

Balance at December 31, 2016	$41,573	$41,573

The Company has net other intangible assets of $10,122,000 and $14,598,000 at December 31, 2016 and 2015, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	December 31, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$13,052	$11,882	$18,201	$12,497
Trademarks	-	-	1,000	83
Domain	1,000	25	-	-
Total finite-lived	$14,052	$11,907	$19,201	$12,580

	December 31,
	2016	2015
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Changes in net other intangible assets are as follows for the periods indicated (in thousands):

	2016	2015	2014

Balance at beginning of year	$14,598	$10,620	$12,446
Intangible assets acquired	1,000	5,500	-
Sale of subsidiaries/businesses	(4,233)	(122)	-
Amortization expense	(1,243)	(1,400)	(1,826)

Balance at end of year	$10,122	$14,598	$10,620

Estimated amortization expense for each of the next five years is as follows (in thousands):

Amortization
Year	Expense

2017	$617
2018	487
2019	251
2020	143
2021	126

Note 9.

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

The effects of reinsurance on premiums earned and insurance benefits, claims and reserves are shown below for the periods indicated (in thousands).

		ASSUMED	CEDED
	GROSS	FROM OTHER	TO OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT

Premiums Earned:

December 31, 2016
Accident and health	$461,467	$19,744	$276,392	$204,819
Life and annuity	57,938	1,595	42,078	17,455
Property and liability	40,697	-	267	40,430
	$560,102	$21,339	$318,737	$262,704

December 31, 2015
Accident and health	$513,814	$28,822	$126,613	$416,023
Life and annuity	46,699	4,330	23,078	27,951
Property and liability	35,812	-	252	35,560
	$596,325	$33,152	$149,943	$479,534

December 31, 2014
Accident and health	$482,511	$52,063	$116,163	$418,411
Life and annuity	44,407	6,128	20,214	30,321
Property and liability	30,477	-	161	30,316
	$557,395	$58,191	$136,538	$479,048

Insurance benefits, claims and reserves:

December 31, 2016	$335,968	$(5,512)	$185,225	$145,231
December 31, 2015	$365,634	$24,956	$83,412	$307,178
December 31, 2014	$276,634	$50,441	$1,040	$326,035

Effective January 1, 2016, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured in connection with the Risk Solutions Sale and Coinsurance Transaction (see Note 3).

On July 31, 2015, Madison National Life and Standard Security Life together entered into a coinsurance and sale agreement with an unaffiliated reinsurer, National Guardian Life Insurance Company, to: (i) cede substantially all of their individual life and annuity policy blocks currently in run-off; and (ii) sell the related infrastructure associated with the administration of such policies. In 2016, a large block of assumed policies were novated, thereby relieving the Company of its liability with regards to those policies.

Note 10.

Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated IBNR reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	2016	2015	2014

Balance at beginning of year	$245,443	$236,803	$237,754
Less: reinsurance recoverable	65,362	78,531	72,772
Net balance at beginning of year	180,081	158,272	164,982

Amount assumed	-	10,343	-

Amount incurred, related to:
Current year	155,044	294,390	303,973
Prior years	(5,496)	(8,488)	(4,552)

Total incurred	149,548	285,902	299,421

Amount paid, related to:
Current year	78,159	169,488	192,001
Prior years	121,210	104,948	114,130

Total paid	199,369	274,436	306,131

Net balance at end of year	130,260	180,081	158,272
Plus: reinsurance recoverable	88,853	65,362	78,531
Balance at end of year	$219,113	$245,443	$236,803

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $5,496,000 in 2016 related to prior years consists of favorable developments of $1,392,000 in the Specialty Health reserves, $2,728,000 in the group disability reserves and $1,728,000 in the other individual life, annuities and other reserves, partially offset by an unfavorable development of $352,000 in Medical Stop-Loss reserves.  The overall net favorable development of $8,488,000 in 2015 related to prior years consists of favorable developments of $7,977,000 in the Specialty Health reserves and $4,464,000 in the group disability reserves, partially offset by an unfavorable development of $3,628,000 in Medical Stop-Loss reserves and $325,000 in other individual accident and health reserves. The overall net favorable development of $4,552,000 in 2014 related to prior years consists of favorable developments of $3,830,000 in the group disability reserves, $448,000 in other individual accident and health reserves and $378,000 in the Specialty Health reserves partially offset by an unfavorable development of $104,000 in Medical Stop-Loss reserves.

Specialty Health Segment

The following tables provide undiscounted information about net incurred and paid claims development by accident year for significant short-duration contract liabilities for policy benefits and claims in our Specialty Health segment.  All amounts are shown net of reinsurance. In addition, the tables present the total IBNR plus expected development on reported claims by accident year  and the cumulative number of reported claims (in thousands, except number of reported claims). Refer to Note 1 for information on the methods we use to estimate IBNR plus expected development, as well as changes to those methodologies and assumptions. Five years of claims development data is presented for lines that are included  in our Specialty Health segment since a majority of the claims are fully developed in that time. Certain information about incurred and paid claims is presented as supplementary information and unaudited where indicated.

Specialty Health Segment –Claims Development
						December 31, 2016
	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance					Incurred But	Cumulative
	For the years ended December 31,					Not Reported	Number of
Accident	2012	2013	2014	2015		Plus Expected	Reported
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2016	Development	Claims
							(Actual)
2012	$96,634	97,949	98,250	98,379	$98,376	$58	337,650
2013		180,649	181,454	180,595	181,114	594	447,761
2014			146,060	140,139	141,869	2,707	397,097
2015				104,497	100,988	6,231	434,050
2016					85,426	39,972	226,608
Total					$607,773

Specialty Health Segment –Claims Development

	Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
Accident	2012	2013	2014	2015
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2016

2012	$70,746	97,138	98,008	98,180	$98,318
2013		131,801	179,023	179,750	180,520
2014			103,064	134,557	139,162
2015				70,090	94,757
2016					45,454

Total					$558,211

Outstanding policy benefits and claims payable before 2012, net of reinsurance					-

Total policy benefits and claims, net of reinsurance					$49,562

The claim frequency information consists of the count of claims submitted. Each claim was counted as one claim whether or not multiple claim lines were submitted with that claim, and each claim was counted whether or not it resulted in a liability.  For those portions of business that did not have claim records readily available, a reasonable count assumption was made based on a comparison to the known records of a similar business type. Cumulative claim count information is not a precise tool for calculating claim severity. Factors, such as changes in provider billing practices, the mix of services, benefit designs or processing systems could impact this type of analysis. The Company does not necessarily use the cumulative number of reported claims disclosed above in its claims analysis but has provided this information to comply with new accounting standards.

The following is required supplementary information about the average historical policy claims duration for the Specialty Health segment as of December 31, 2016:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5
Specialty Health Segment	68.0%	24.9%	1.5%	0.3%	0.1%

The liability for policy benefits and claims associated with the Company’s health insurance lines are embedded within the Specialty Health segment. The table below summarizes the components of the change in the liability for policy benefits and claims that are specific to the health insurance claims that are included in our Specialty Health segment for the periods indicated (in thousands).

	Specialty Health Segment
	Health Insurance Claims
	2016	2015	2014
		(unaudited)	(unaudited)

Balance at beginning of year	$23,425	$35,620	$48,687
Less: reinsurance recoverable	1,362	3,584	4,856
Net balance at beginning of year	22,063	32,036	43,831

Amount incurred, related to:
Current year	44,243	63,122	107,460
Prior years	(4,702)	(8,410)	(600)

Total incurred	39,541	54,712	106,860

Amount paid, related to:
Current year	19,371	42,419	76,678
Prior years	16,229	22,266	41,977

Total paid	35,600	64,685	118,655

Net balance at end of year	26,004	22,063	32,036
Plus: reinsurance recoverable	1,179	1,362	3,584
Balance at end of year	$27,183	$23,425	$35,620

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims was $26,004,000 at December 31, 2016.

Group Disability; Life and DBL Segment

The following tables provide undiscounted information about net incurred and paid claims development by accident year for significant short-duration contract liabilities for policy benefits and claims related to our DBL and group disability policy claims (in thousands).  All amounts are shown net of reinsurance. Refer to Note 1 for information on the methods we use to estimate IBNR plus expected development, as well as changes to those methodologies.

One year of claims development data is presented for our DBL claim liabilities since claims are developed in less than six months. The liability for IBNR plus expected development related to our DBL business was $6,243,000 at December 31, 2016. The cumulative number of reported claims was approximately 11,000 at December 31, 2016 and consists of the number of claims either paid or accrued.

Group disability; life and DBL Segment – DBL Claims Development
Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
For the year ended December 31,

Accident
Year		2016

2016	Total	$19,812

Group disability; life and DBL Segment – DBL Claims Development
Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the year ended December 31,

Accident
Year		2016

2016	Total	$13,569

	Total policy benefits and claims, net of reinsurance	$6,243

Seven years of undiscounted claims development data is presented for our group disability contract liabilities (in thousands) and we will add one year going forward for each subsequent year until we reach ten years of disclosure. In addition, total IBNR plus expected development on reported claims by accident year is presented with the cumulative number of reported claims (in thousands, except number of reported claims). Certain information about incurred and paid claims is presented as supplementary information and unaudited where indicated.

Group disability; life and DBL Segment – Group Disability Claims Development
								December 31, 2016
	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance							Incurred But	Cumulative
	For the years ended December 31,							Not Reported	Number of
Accident	2010	2011	2012	2013	2014	2015		Plus Expected	Reported
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2016	Development	Claims
									(Actual)
2010	$12,329	11,218	7,142	5,222	5,049	4,220	$7,925	$46	2,311
2011		18,669	17,301	16,569	15,699	16,179	17,157	137	2,337
2012			15,510	13,999	12,522	12,535	12,965	201	2,263
2013				33,143	31,323	30,546	32,888	249	2,628
2014					16,469	13,678	15,228	434	2,776
2015						25,621	19,929	3,032	3,211
2016							28,907	7,273	2,664
Total							$134,999

Group disability; life and DBL Segment – Group Disability Claims Development

	Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
Accident	2010	2011	2012	2013	2014	2015
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2016

2010	$3,288	8,456	10,135	10,700	11,135	11,678	$12,219
2011		3,463	8,544	10,025	10,613	11,186	11,847
2012			3,222	7,294	8,367	8,949	9,377
2013				5,645	13,032	17,077	20,246
2014					3,818	8,823	10,355
2015						7,111	14,715
2016							8,790

Total							$87,549

Outstanding policy benefits and claims payable before 2010, net of reinsurance							24,219

Total policy benefits and claims, net of reinsurance							$71,669

The incurred claims and claim adjustment expenses, net, for the 2013 accident year include the acquisition of $15,384,000 of disability policy benefits and claims liabilities from a Receivership.

Claim frequency information consists of the count of unique claims where a benefit has been paid, whether that benefit was paid for one month or multiple months.  Any claims where a benefit has not been paid are not in the count. Cumulative claim count information is not a precise tool for calculating claim severity. Changes in reinsurance and other factors, such as those described in Note 1, could impact this type of analysis with regards to our group disability business. The Company does not necessarily use the cumulative number of reported claims disclosed above in its claims analysis but has provided this information to comply with new accounting standards.

Unpaid claim liabilities related to our group disability policies is presented at present value. The following is additional information on unpaid claims liabilities presented at present value (in thousands):

	Carrying Value of		Aggregate Amount
	Unpaid Claim Liabilities		of Discount
	December 31,		December 31
	2016	2015	2016	2015
		(unaudited)		(unaudited)

Group disability	$60,194	$47,604	$11,475	$13,277

Discount rates for each of the years ended December 31, 2016 and 2015 ranged from 3% to 6%. Insurance benefits, claims and reserves on the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, include the accretion of interest amounting to $1,571,000, $1,451,000 and $1,556,000, respectively.

The following is required supplementary information about the average historical claims duration for our group disability business as of December 31, 2016:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7
Group disability	20.2%	23.5%	7.9%	4.2%	2.5%	3.1%	3.4%

The following table reconciles the above disclosures of undiscounted net incurred and paid claims development for significant short-duration contract liabilities to the liability for policy benefits and claims on the consolidated balance sheet (in thousands).

December 31, 2016

Net outstanding balances:
Specialty Health Segment	$49,562
DBL	6,243
Group disability	71,669
Other short-duration insurance lines	13,417

Policy benefits and claims, net of reinsurance	140,891

Reinsurance recoverable on unpaid claims:
Specialty Health Segment	1,358
DBL	932
Group disability	27,414
Other short-duration insurance lines	52,971

Reinsurance recoverable on unpaid claims	82,675

Insurance lines other than short-duration	7,022
Aggregate discount	(11,475)

Total policy benefit and claims	$219,113

Note 11.

Debt and Junior Subordinated Debt Securities

(A)

Debt

Outstanding debt, for the periods indicated, consists of the following (in thousands):

	December 31,
	2016	2015

Term loan payable to bank	$-	$2,000
Other term loans	-	2,964
Line of credit	-	225

	$-	$5,189

The Company made aggregate cash payments of $4,789,000 and $2,617,000 for the repayment of debt during the years ended December 31, 2016 and 2015, respectively. The remaining $400,000 of debt is included in other liabilities on the Consolidated Balance Sheet at December 31, 2016.

(B)

Junior Subordinated Debt Issued to Trust Preferred Subsidiaries

At December 31, 2015, the Company had three statutory business trusts that were formed for the purpose of issuing trust preferred securities, totaling $37,000,000, to institutional investors in pooled issuances. Although the Company owned all of the trusts' common securities, it was not the primary beneficiary and, therefore, the trusts were unconsolidated subsidiaries for financial reporting purposes. As a result, the Company recorded liabilities of $38,146,000 for junior subordinated debt and assets of $1,146,000 for the investments in trust subsidiaries (included in other investments on the accompanying Consolidated Balance Sheet) at December 31, 2015. The Company's subordinated debt securities, which were the sole assets of the subsidiary trusts, were unsecured obligations of the Company and were subordinate and junior in right of payment to all senior indebtedness of the Company. The Company provided a full and unconditional guarantee of amounts due on the trust preferred securities. The terms of the junior subordinated debt securities, including interest rates and maturities, were the same as the related trust preferred securities.

In the fourth quarter of 2016, the Company made aggregate cash payments of $38,146,000 to redeem all of the outstanding junior subordinated debt securities at the redemption price of 100%.

Aggregate cash payments for interest on debt and junior subordinated debt securities totaled $1,865,000, $1,738,000 and $1,804,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 12.

Income Taxes

IHC and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year. Prior to January 15, 2013, AMIC and its subsidiaries filed a separate consolidated Federal income tax return on a September 30 fiscal year. The provision for income tax expense (benefit) attributable to income from continuing operations, as shown in the Consolidated Statements of Income, is as follows for the years indicated (in thousands):

	2016	2015	2014

CURRENT:
U.S. Federal	$4,637	$14,278	$(58)
State and Local	473	1,012	743
	5,110	15,290	685

DEFERRED:
U.S. Federal	4,390	673	5,205
State and Local	55	(59)	218
	4,445	614	5,423

	$9,555	$15,904	$6,108

Taxes computed at the Federal statutory rate of 35% in 2016, 2015 and 2014, attributable to pretax income, are reconciled to the Company's actual income tax expense as follows for the years indicated (in thousands):

	2016	2015	2014

Tax computed at the statutory rate	$11,223	$15,357	$7,395
Dividends received deduction and tax
exempt interest	(641)	(796)	(1,384)
State and local income taxes, net of Federal effect	331	619	625
Subsidiary stock basis write-off	(3,903)	-	-
Health insurance excise tax	146	526	696
Health insurer compensation limit	594	379	583
AMIC valuation allowance adjustment	-	-	(1,881)
Other, net	1,805	(181)	74

Income tax expense	$9,555	$15,904	$6,108

As a result of the dissolution of Health Plan Administrators, Inc. (“HPA”), a subsidiary of IHC, tax benefits of approximately $3,903,000 were recognized for IHC’s unrecovered investment in HPA in 2016.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2016 and 2015 are summarized below (in thousands). The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. IHC and its subsidiaries, excluding AMIC and its subsidiaries, have certain tax-planning strategies that were used in determining that a valuation allowance was not necessary on their deferred tax assets at December 31, 2016 or 2015. The net deferred tax asset relative to AMIC and its subsidiaries included in other assets on IHC’s Consolidated Balance Sheets at December 31, 2016 and 2015 was $15,427,000 and $13,944,000, respectively.

	2016	2015
DEFERRED TAX ASSETS:
Unrealized losses on investment securities	$3,851	$1,935
Investment write-downs	596	205
Loss carryforwards	50,735	91,558
Insurance reserves	-	461
Other	4,322	3,287
Total gross deferred tax assets	59,504	97,446
Less AMIC valuation allowance	(35,918)	(74,087)

Net deferred tax assets	23,586	23,359

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(114)	(111)
Insurance reserves	(4,947)	(4,180)
Goodwill and intangible assets	(5,274)	(6,119)
Other	(4,097)	(3,213)

Total gross deferred tax liabilities	(14,432)	(13,623)

Net deferred tax asset	$9,154	$9,736

As of December 31, 2016, IHC and its non-life subsidiaries, excluding AMIC and its subsidiaries, had NOL carryforwards arising from limitations on offsetting non-life insurance company losses against life insurance company income. The non-life insurance company Federal NOL carryforwards amount to approximately $432,000 at December 31, 2016, which expire in 2033.

At December 31, 2016, AMIC had Federal NOL carryforwards of approximately $144,525,000, which expire in varying amounts through the year 2028, with a significant portion expiring in 2020.

As a result of the Risk Solutions Sale and Coinsurance Transaction (see Note 3), AMIC utilized approximately $109,055,000 of its operating loss carryforwards. AMIC’s valuation allowance at December 31, 2016 and 2015 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, including AMIC and its subsidiaries, will realize the benefits of these net deferred tax assets recorded at December 31, 2016. As of December 31, 2016, IHC and its subsidiaries, and AMIC and its subsidiaries, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

Interest expense and penalties for the years ended December 31, 2016, 2015 and 2014 are insignificant. Tax years ending June 30, 2013 and forward are subject to examination by the Internal Revenue Service.

Net cash payments (receipts) for income taxes were $12,585,000, $10,974,000 and $(2,448,000) in 2016, 2015 and 2014, respectively.

Note 13.

Stockholders’ Equity

Treasury Stock

In 1991, IHC initiated a program of repurchasing shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 share of IHC common stock. At December 31, 2016, there were 2,895,442 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

In the first quarter of 2017, the Company has repurchased 703,000 shares of its common stock in private transactions for an aggregate cost of $13,975,000.

Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) include the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the years indicated were as follows (in thousands):

	2016	2015	2014

Beginning balance	$(3,440)	$22	$(10,472)

Other comprehensive income (loss) before reclassifications	(1,582)	(256)	15,944
Amounts reclassified from accumulated OCI	(1,926)	(3,206)	(5,251)
Net other comprehensive income (loss)	(3,508)	(3,462)	10,693

Less: Other comprehensive loss attributable
to noncontrolling interests	(118)	(5)	(199)
Acquired from noncontrolling interests	102	5	-

Ending balance	$(6,964)	$(3,440)	$22

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the years indicated (in thousands):

	2016	2015	2014

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$4,538	$5,202	$7,637
Net impairment losses recognized in earnings	(1,475)	(228)	-

Income before income tax	3,063	4,974	7,637
Tax effect	1,137	1,768	2,386

Net income	$1,926	$3,206	$5,251

Note 14.

Share-Based Compensation

IHC and AMIC each have a share-based compensation plan. The following is a summary of the activity pertaining to each of these plans.

(A)

IHC Share-Based Compensation Plan

In November 2016, the stockholders approved the Independence Holding Company 2016 Stock Incentive Plan (the “2016 Plan"). The 2016 Plan permits grants of options, SARs, restricted shares, restricted share units, unrestricted shares, deferred share units and performance awards. Under the terms of the 2016 Plan: (i) the exercise price of an option may not be less than the fair market value of an IHC share on the grant date and the terms of an option may not exceed 10 years from the grant date; and (ii) the exercise price of a SAR may not be less than the fair market value of an IHC share on the grant date and SAR terms may not exceed 10 years from the date of grant.

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. In general, the vesting period for an option grant is three years. Restricted share units are valued at the quoted market price of the shares at the date of grant and generally vest over three years. Compensation costs for options and restricted share units are recognized over the stated vesting periods on a straight-line basis. The fair value of a SAR is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in the fair value of a SAR continue to be recognized as compensation expense in the period of the change until settlement.

At December 31, 2016, there were 1,133,100 shares available for future stock-based compensation grants under the 2016 Plan. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the IHC plans  (by award type) for each of the years indicated (in thousands):

	2016	2015	2014
IHC’s Share-based Compensation Plan:
Stock options	$181	$55	$669
Restricted stock units	83	89	85
SARs	435	13	14

Share-based compensation expense, pre-tax	699	157	768
Tax benefits	279	63	306

Share-based compensation expense, net	$420	$94	$462

Stock Options

The Company’s stock option activity during 2016 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2015	584,080	$9.35
Granted	157,000	19.95
Exercised	(43,900)	9.09
December 31, 2016	697,180	$11.75

The weighted average grant-date fair-value of options granted during the year ended December 31, 2016 was $2.65. No options were granted in 2015 or 2014. The assumptions set forth in the table below were used to value the stock options granted during the period indicated:

2016

Weighted-average risk-free interest rate	1.87%
Expected annual dividend rate per share	0.60%
Expected volatility factor of the Company's common stock	12.95%
Weighted-average expected term of options	4.5 years

In 2016, option agreements affecting 13 employees were modified to extend the expirations of their terms from 2017 to 2019 and as a result, the Company recorded incremental compensation costs of $170,000. In 2016, IHC received $399,000 in cash from the exercise of stock options with an aggregate intrinsic value of $416,000 and realized $104,000 of tax benefits. In 2015, IHC received $278,000 in cash from the exercise of stock options with an aggregate intrinsic value of $132,000 and realized $22,000 of tax benefits. In May 2014, option agreements affecting 15 employees were modified to extend the expirations of their terms from 2015 to 2017 and as a result, the Company recorded incremental compensation costs of $405,000.

The following table summarizes information regarding options outstanding and exercisable:

	December 31, 2016
	Outstanding	Exercisable

Number of options	697,180	540,180
Weighted average exercise price per share	$11.75	$9.37
Aggregate intrinsic value for all options (in thousands)	$5,501	$5,501
Weighted average contractual term remaining	2.5 years	1.8 years

At December 31, 2016, the total unrecognized compensation cost related to IHC’s non-vested stock options was $404,000 and it is expected to be recognized as compensation expense over a weighted average period of 2.9 years.

Restricted Stock

The following table summarizes IHC’s restricted stock activity for the year ended December 31, 2016:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2015	14,850	$12.26
Granted	9,900	19.15
Vested	(7,425)	12.24

December 31, 2016	17,325	$16.20

IHC granted 9,900, 7,425 and 7,425 of restricted stock units during each of the years ended December 31, 2016, 2015 and 2014, respectively, with weighted-average grant-date fair values of $19.15, $11.78 and $13.27 per share, respectively. The total fair value of restricted stock units that vested in 2016, 2015 and 2014 was $120,000, $89,000 and $103,000, respectively.

At December 31, 2016, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $235,000 which is expected to be recognized as compensation expense over a weighted average period of 2.1 years.

SARs and Share-Based Performance Awards

IHC had 71,500 and 125,850 SAR awards outstanding at December 31, 2016 and 2015, respectively. In 2016, 54,350 SARs were exercised with an aggregate intrinsic value of $449,000. In 2015, 11,000 SARs were exercised with an aggregate intrinsic value of $61,000. In 2014, 112,200 SARs were exercised with an aggregate intrinsic value of $529,000; and 2,750 SARs were forfeited. Included in Other Liabilities in the Company’s Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 are liabilities of $876,000 and $743,000, respectively, pertaining to SARs.

(B)

AMIC Share-Based Compensation Plans

As a result of a short-form merger discussed in Note 1 (B), AMIC’s 2009 Stock Incentive Plan (“AMIC 2009 Plan”) was terminated. Under the terms of the AMIC 2009 Plan, prior to its termination, option exercise prices were equal to the quoted market price of the shares at the date of grant; option terms were a maximum of ten years; and vesting periods generally ranged from three to four years. The fair value of an option award was estimated on the date of grant using the Black-Scholes option valuation model.

The following table summarizes AMIC’s share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, by award type for each of the years indicated (in thousands):

	2016	2015	2014
AMIC’s Share-based Compensation Plans:
Stock options	$21	$43	$52

Share-based compensation expense, pre-tax	21	43	52
Tax benefits	7	15	18

Share-based compensation expense, net	$14	$28	$34

Stock Options

AMIC’s stock option activity during 2016 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2015	71,558	$8.88
Exercised	(30,446)	8.62
Cancelled	(41,112)	9.07
December 31, 2016	-	$-

No options were granted in 2016 or 2015. The weighted average grant-date fair-value of options granted during the year ended December 31, 2014 was $5.70. The assumptions set forth in the table below were used to value the stock options granted during the period indicated:

2014

Weighted-average risk-free interest rate	2.72%
Annual dividend rate per share	-
Weighted-average volatility factor of the Company's common stock	38.27%
Weighted-average expected term of options	5 years

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

Note 15.

Commitments and Contingencies

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2016, 2015 and 2014 for operating leases was $2,316,000, $3,088,000 and $3,214,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2016 are as follows (in thousands):

2017	$2,168
2018	1,939
2019	957
2020	739
2021	372
2022 and thereafter	63

Total	$6,238

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

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against the Defendants.   The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The Defendants have not yet been served, but if they are served they intend to vigorously contest the claims, which we believe to be without merit.  The Defendants will file significant counterclaims against Plaintiff demanding reimbursement from the Plaintiff for damages and expenses.

Note 16.

Concentration of Credit Risk

At December 31, 2016, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with a carrying value of $12,577,000 and $12,552,000 were on deposit with various state insurance departments at December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had reinsurance recoverable from the following reinsurers that individually exceed 10% of stockholders’ equity (in thousands):

	AM Best	Due from
Reinsurer	Rating	Reinsurer

National Guardian Life Insurance Company	A-	$219,897
Guggenheim Life and Annuity Company	B++	102,217
Westport Insurance Corporation	A+	49,991

The Company believes that these receivables are fully collectible.

Note 17.

Dividend Payment Restrictions and Statutory Information

Our insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2016, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $24,801,000 in 2017 without obtaining regulatory approval. There are no regulatory restrictions on the ability of our holding company, IHC, to pay dividends. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends to shareholders are paid from funds available at the corporate holding company level.

In December 2016, regulatory approvals were received for the following “extraordinary” dividend payments: (i) Madison National Life declared and paid an “extraordinary” dividend in the amount of $10,546,000 to its parent; and (ii) Standard Security Life declared and paid an “extraordinary” dividend in the amount of $60,000,000 to its parent.

Non-“extraordinary” dividend payments were as follows:  (i) Madison National Life declared and paid cash dividends of $5,290,000, $4,600,000 and $4,000,000 to its parent in 2016, 2015 and 2014, respectively; (ii) Standard Security Life declared and paid dividends of $12,500,000, $6,000,000 and $6,000,000 to its parent in 2016, 2015 and 2014, respectively; and (iii) Independence American did not declare or pay dividends to its parent in 2016, 2015 or 2014. IHC declared cash dividends of $1,800,000 in 2016, $1,562,000 in 2015 and $1,223,000 in 2014.

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

The statutory net income and statutory capital and surplus for each of the Company’s insurance subsidiaries are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2016	2015	2014

Statutory net income:
Madison National Life	$(1,615)	$20,326	$9,876
Standard Security Life	(10,480)	13,198	12,074
Independence American	4,048	2,960	3,127

	December 31,
	2016	2015

Statutory capital and surplus:
Madison National Life	$178,978	$116,652
Standard Security Life	70,620	125,070
Independence American	66,812	63,412

The insurance subsidiaries are also required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. At December 31, 2016 and 2015, the statutory capital of our insurance subsidiaries is significantly in excess of their regulatory RBC requirements.

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

Information by business segment is presented below for the years indicated (in thousands).

	2016	2015	2014
Revenues:
Medical Stop-Loss (A)	$25,614	$214,139	$181,190
Specialty Health	173,147	185,912	239,101
Group disability; life and DBL	103,535	90,314	67,641
Individual life, annuities and other	2,756	27,119	34,551
Corporate	2,925	205	177
	307,977	517,689	522,660
Gain on sale of subsidiary to joint venture	-	9,940	-
Net realized investment gains	4,502	3,094	7,688
Net impairment losses recognized in earnings	(1,475)	(228)	-

Total revenues	$311,004	$530,495	$530,348

Income from continuing operations before income taxes:
Medical Stop-Loss (A)	$16,733	$18,828	$19,750
Specialty Health (B)	7,202	6,490	(1,987)
Group disability; life and DBL	17,904	15,811	12,168
Individual life, annuities and other(C)	(2,540)	(122)	(6,618)
Corporate	(8,727)	(8,137)	(8,075)
	30,572	32,870	15,238
Gain on sale of subsidiary to joint venture	-	9,940	-
Net realized investment gains	4,502	3,094	7,688
Net impairment losses recognized in earnings	(1,475)	(228)	-
Interest expense	(1,534)	(1,798)	(1,797)

Income from continuing operations before income taxes	$32,065	$43,878	$21,129

(A)

Substantially all of the business in the segment is coinsured. The current year’s activity primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)

The Specialty Health segment includes amortization of intangible assets recorded as a result of purchase accounting for previous acquisitions. Total amortization expense was $1,243,000, $1,488,000 and $1,948,000 for the years ended December 31, 2016, 2015 and 2014, respectively. There is no amortization expense attributable to the other segments.

(C)

The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $2,340,000, $1,323,000 and $3,540,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

	December 31,
	2016	2015
IDENTIFIABLE ASSETS AT YEAR END
Medical Stop-Loss	$200,026	$291,330
Specialty Health	172,275	159,826
Group disability; life and DBL	243,421	268,606
Individual life, annuities and other	363,119	436,941
Corporate	155,623	41,260

	$1,134,464	$1,197,963

The identifiable assets of the Medical Stop-loss segment include $0 and $12,931,000 of assets attributable to discontinued operations at December 31, 2016 and 2015, respectively.

Note 19.

Quarterly Data   (Unaudited)

The quarterly results of operations for the years indicated are summarized below (in thousands, except per share data):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2016

Total revenues	$75,895	$77,696	$78,542	$78,871

Income from continuing operations, net of tax	$5,896	$4,495	$4,366	$7,753
Income from discontinued operations, net of tax	109,770	142	-	892
Net income	115,666	4,637	4,366	8,645
Less income from noncontrolling interests
in subsidiaries	(9,656)	(201)	(43)	(116)

Net income attributable to IHC	$106,010	$4,436	$4,323	$8,529

Basic income per common share:
Income from continuing operations	$.34	$.25	$.25	$.45
Income from discontinued operations	5.81	.01	.00	.05
Basic income per common share	$6.15	$.26	$.25	$.50

Diluted income per share:
Income from continuing operations	$.33	$.25	$.25	$.44
Income from discontinued operations	5.75	.01	.00	.05
Diluted income per common share	$6.08	$.26	$.25	$.49

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2015

Total revenues	$133,105	$133,015	$139,773	$124,602

Income from continuing operations, net of tax	$4,701	$5,222	$14,159	$3,892
Income from discontinued operations, net of tax	630	(66)	729	1,255
Net income	5,331	5,156	14,888	5,147
Less income from noncontrolling interests
in subsidiaries	(112)	(124)	(128)	(214)

Net income attributable to IHC	$5,219	$5,032	$14,760	$4,933

Basic income per common share:
Income from continuing operations	$.27	$.29	$.81	$.22
Income from discontinued operations	.03	(.00)	.04	.07
Basic income per common share	$.30	$.29	$.85	$.29

Diluted income per share:
Income from continuing operations	$.27	$.29	$.81	$.21
Income from discontinued operations	.03	(.00)	.04	.07
Diluted income per common share	$.30	$.29	$.85	$.28

Note 20.

Subsequent Events

In March 2017, the Company acquired 85% of the stock of PetPartners, Inc., a pet insurance marketing and administration company, for a purchase price of $12,500,000, subject to certain closing adjustments.

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2016
(In thousands)
			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES - AVAILABLE-FOR-SALE:
Bonds:
United States Government and Government
agencies and authorities	$53,740	$53,012	$53,012
States, municipalities and political subdivisions	191,146	186,811	186,811
Foreign governments	5,098	4,954	4,954
Public utilities	17,903	17,657	17,657
All other corporate bonds	181,094	175,951	175,951
Redeemable preferred stock	11,454	11,102	11,102

TOTAL FIXED MATURITIES	460,435	449,487	449,487

EQUITY SECURITIES - AVAILABLE-FOR-SALE
AND TRADING:
Common stocks:
Industrial, miscellaneous and all other	2,612	2,382	2,382
Non-redeemable preferred stocks	3,588	3,543	3,543

TOTAL EQUITY SECURITIES	6,200	5,925	5,925

Short-term investments and resale agreements	35,874	35,874	35,874
Other long-term investments	23,534	23,534	23,534

TOTAL INVESTMENTS	$526,043	$514,820	$514,820

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2016	2015

ASSETS:
Cash and cash equivalents	$3,667	$512
Short-term investments	3,500	-
Trading securities	-	620
Fixed maturities, available-for-sale	48,819	24,549
Other investments, at cost	-	1,146
Investments in consolidated subsidiaries	425,677	355,799
Other assets	408	359
Assets attributable to discontinued operations (Note 3)	-	13,037

TOTAL ASSETS	$482,071	$396,022

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$8,732	$8,182
Amounts due to consolidated subsidiaries, net	28,697	12,417
Income taxes payable	4,236	3,674
Junior subordinated debt securities	-	38,146
Dividends payable	1,082	809
Liabilities attributable to discontinued operations (Note 3)	68	90

TOTAL LIABILITIES	42,815	63,318

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)(A)	-	-
Common stock (B)	18,620	18,569
Paid-in capital	126,468	127,733
Accumulated other comprehensive loss	(6,964)	(3,440)
Treasury stock, at cost (C)	(17,483)	(13,961)
Retained earnings	315,918	194,450

TOTAL IHC’S STOCKHOLDERS' EQUITY	436,559	323,351
NONCONTROLLING INTERESTS IN SUBSIDIARIES	2,697	9,353

TOTAL EQUITY	439,256	332,704

TOTAL LIABILITIES AND EQUITY	$482,071	$396,022

(A)

Preferred stock $1.00 par value, 100,000 shares authorized; none issued or outstanding.

(B)

Common stock $1.00 par value, 23,000,000 shares authorized; 18,620,508 and 18,569,183 shares issued, respectively, 17,102,525 and 17,265,758 shares outstanding, respectively.

(C)

Treasury stock, at cost; 1,517,983 and 1,303,425 shares, respectively, outstanding.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In thousands)
(PARENT COMPANY ONLY)

	2016	2015	2014
REVENUES:
Net investment income	$146	$112	$112
Net realized investment losses	(121)	(506)	(78)
Other income	1,619	1,800	2,129

	1,644	1,406	2,163
EXPENSES:
Interest expense on debt	1,443	1,567	1,546
General and administrative expenses	8,837	5,506	5,606

	10,280	7,073	7,152

Loss from continuing operations before income tax benefits and
equity in net income from continuing operations of subsidiaries	(8,636)	(5,667)	(4,989)

Equity in net income from continuing operations of subsidiaries	28,843	32,118	17,564

Income from continuing operations before income tax benefits	20,207	26,451	12,575

Income tax (benefits)	(2,303)	(1,523)	(2,446)

Income from continuing operations, net of tax	22,510	27,974	15,021

Discontinued operations (Note 3):
Income from discontinued operations, before income taxes	117,617	4,310	2,183
Income taxes on discontinued operations	6,813	1,762	283
Income from discontinued operations, net of tax	110,804	2,548	1,900

Net income	133,314	30,522	16,921

Less income from noncontrolling interests in subsidiaries	(10,016)	(578)	(628)

Net income attributable to IHC	123,298	29,944	16,293

Comprehensive Income:
Net income	133,314	30,522	16,921
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	114	(51)	16
Equity in unrealized gains (losses) on available-for-sale
securities of subsidiaries	(3,622)	(3,411)	10,677
Other comprehensive income (loss), net of tax	(3,508)	(3,462)	10,693

Comprehensive income, net of tax	129,806	27,060	27,614
Less: comprehensive income attributable to noncontrolling interests	(10,134)	(583)	(827)

Comprehensive income, net of tax, attributable to IHC	$119,672	$26,477	$26,787

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	2016	2015	2014

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$133,314	$30,522	$16,921
Adjustments to net income:
Gain on disposal of discontinued operations, net of tax	(110,337)	-	-
Equity in net income of subsidiaries, including discontinued operations	(28,843)	(34,698)	(19,521)
Other	3,396	9,204	3,748
Changes in other assets and liabilities	(1,939)	550	440

Net change in cash from operating activities	(4,409)	5,578	1,588

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Change in investments in and advances to subsidiaries	81,762	12,398	11,138
Net purchases of short-term investments	(3,501)	-	-
Purchases of fixed maturities	(94,850)	(20,857)	(9,953)
Sales of fixed maturities	70,745	5,915	2,751
Other investing activities	(2,995)	-	-

Net change in cash from investing activities	51,161	(2,544)	3,936

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Repurchases of common stock	(3,925)	(1,820)	(3,972)
Cash paid in acquisitions of noncontrolling interests	(486)	-	-
Repayments of debt	(38,146)
Dividends paid	(1,553)	(1,392)	(1,233)
Other financing activities	513	301	9

Net change in cash from financing activities	(43,597)	(2,911)	(5,196)

Net change in cash and cash equivalents	3,155	123	328
Cash and cash equivalents, beginning of year	512	389	61

Cash and cash equivalents, end of year	$3,667	$512	$389

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	SCHEDULE III
	INDEPENDENCE HOLDING COMPANY
	SUPPLEMENTARY INSURANCE INFORMATION
	(in thousands)

		FUTURE
		POLICY				INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,		NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	UNEARNED	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS (1)	CLAIMS	PREMIUMS	EARNED	INCOME (2)	RESERVES	COSTS (1)	EXPENSES (3)	WRITTEN
December 31, 2016
Medical Stop-Loss	$-	54,760	-	12,070	1,700	10,427	-	(1,546)	$12,070
Specialty Health	-	50,943	6,320	154,397	3,272	81,215	-	84,730	154,333
Group disability; life
and DBL	-	137,428	3,305	96,190	6,469	52,245	-	33,386	96,454
Individual life, annuities
and other	-	341,181	161	47	2,255	1,344	-	3,952	46
Corporate	-	-	-	-	2,874	-	-	11,652	-
	$-	584,312	9,786	262,704	16,570	145,231	-	132,174	$262,903

December 31, 2015
Medical Stop-Loss	$-	100,088	-	209,765	4,374	153,919	-	41,392	$209,765
Specialty Health	-	42,165	7,005	171,912	1,813	93,916	-	85,506	171,731
Group disability; life
and DBL	-	141,837	3,060	85,953	3,699	47,646	-	26,857	86,304
Individual life, annuities
and other	-	405,327	171	11,904	7,146	11,697	-	15,544	11,901
Corporate	-	-	-	-	205	-	-	8,342	-
	$-	689,417	10,236	479,534	17,237	307,178	-	177,641	$479,701

December 31, 2014
Medical Stop-Loss	$-	80,128	-	176,941	4,249	122,469	-	38,971	$176,941
Specialty Health	-	50,767	6,568	218,949	2,202	146,431	-	94,657	215,844
Group disability; life
and DBL	-	147,823	2,700	64,260	3,156	37,537	-	17,936	64,632
Individual life, annuities
and other	-	421,908	187	18,898	11,830	19,598	-	21,571	18,894
Corporate	-	-	-	-	177	-	-	8,252	-
	$-	700,626	9,455	479,048	21,614	326,035	-	181,387	$476,311

(1)

In 2015, the Company ceded substantially all of its individual life and annuity policy blocks in run-off and as a result, the remaining balance of deferred acquisition costs is insignificant at December 31, 2015 and 2016 and is included in other assets on the accompanying Consolidated Balance Sheets. At December 31, 2014, the Company had $30,806,000 of deferred acquisition costs on its Consolidated Balance Sheet. Amortization of deferred acquisition costs was $319,000, $3,524,000 and $4,941,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Income for those periods.

(2)

Net investment income is allocated between product lines based on the mean reserve method.

(3)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE IV
INDEPENDENCE HOLDING COMPANY
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

Life Insurance In-Force:

December 31, 2016	$12,466,127	$7,848	$6,303,742	$6,170,233	0.1%
December 31, 2015	$12,063,911	$129,231	$6,365,993	$5,827,149	2.2%
December 31, 2014	$11,054,484	$418,775	$6,128,608	$5,344,651	7.8%

Premiums Earned:

December 31, 2016
Accident and health	$461,467	$19,744	$276,392	$204,819	9.6%
Life and annuity	57,938	1,595	42,078	17,455	9.1%
Property and liability (1)	40,697	-	267	40,430	0.0%
	$560,102	$21,339	$318,737	$262,704	8.1%

December 31, 2015
Accident and health	$513,814	$28,822	$126,613	$416,023	6.9%
Life and annuity	46,699	4,330	23,078	27,951	15.5%
Property and liability (1)	35,812	-	252	35,560	0.0%
	$596,325	$33,152	$149,943	$479,534	6.9%

December 31, 2014
Accident and health	$482,511	$52,063	$116,163	$418,411	12.4%
Life and annuity	44,407	6,128	20,214	30,321	20.2%
Property and liability (1)	30,477	-	161	30,316	0.0%
	$557,395	$58,191	$136,538	$479,048	12.1%

(1)

Property and liability products consist primarily of our pet and liability portion of our occupational accident insurance lines.

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

10.8

Sale Bonus Agreement, dated November 7, 2016, by and between Independence American Holdings Corp. and David T. Kettig (Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

10.9

Officer Employment Agreement, made as of May 25, 2011, by and among Independence Holding Company, Standard Security Life and Mr. Gary J. Balzofiore. *

21

Subsidiaries of Independence Holding Company, as of December 31, 2016.*

23.1

Consent of RSM US LLP, independent registered public accounting firm.*

23.2

Consent of KPMG LLP, independent registered public accounting firm.*

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