Form 10-K/A
period 2016-12-31
INDEPENDENCE HOLDING CO
filed 2017-06-02
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Commission File Number 001-32244) (“2016 Annual Report”),  as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on May 22, 2017. The purpose of this Amendment is to correct the date of KPMG LLP’s Report of Independent Registered Public Accounting Firm from May 22, 2017 to June 3, 2016.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2016 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after May 22, 2017) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2016 Annual Report and the registrant’s other filings with the SEC.

PART II Item 8. Financial Statements Report of Independent Registered Public Accounting Firm

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively reflect discontinued operations discussed in Note 3 to the consolidated financial statements, present fairly, in all material respects, the financial position of Independence Holding Company and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect discontinued operations discussed in Note 3 to the consolidated financial statements, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

/s/ KPMG LLP

New York, New York
June 3, 2016

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as exhibits to this Amendment:

Exhibit Number

Description of Document

31.3

Certification of Roy T.K. Thung

31.4

Certification of Teresa A. Herbert

32.3

Certification Roy T.K. Thung pursuant to 18 U.S.C. Section 1350

32.4

Certification Teresa A. Herbert pursuant to 18 U.S.C. Section 1350

.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

By:

/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and Chief Financial Officer

June 2, 2017

5