Form 10-Q
period 2017-03-31
INDEPENDENCE HOLDING CO
filed 2017-06-16
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017.

[   ]   Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ________ to _________

Commission File Number: 001-32244

INDEPENDENCE HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	581407235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT                      06902

                                 (Address of principal executive offices)                                              (Zip Code)

Registrant's telephone number, including area code: (203) 358-8000

NOT APPLICABLE

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Class	Outstanding at June 15, 2017
Common stock, $ 1.00 par value	16,377,756 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$804	$6,912
Securities purchased under agreements to resell	18,221	28,962
Trading securities	567	592
Fixed maturities, available-for-sale	415,712	449,487
Equity securities, available-for-sale	5,360	5,333
Other investments	23,060	23,534
Total investments	463,724	514,820

Cash and cash equivalents	51,160	22,010
Due and unpaid premiums	25,422	42,896
Due from reinsurers	409,806	440,285
Premium and claim funds	8,735	17,952
Goodwill	50,691	41,573
Other assets	55,728	54,928

TOTAL ASSETS	$1,065,266	$1,134,464

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$182,292	$219,113
Future policy benefits	219,105	219,450
Funds on deposit	146,723	145,749
Unearned premiums	10,663	9,786
Other policyholders' funds	9,781	9,769
Due to reinsurers	10,789	35,796
Accounts payable, accruals and other liabilities	51,420	55,477
Liabilities attributable to discontinued operations	38	68

TOTAL LIABILITIES	630,811	695,208

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	2,008	-

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,620,508 shares issued; and 16,377,756 and
17,102,525 shares outstanding	18,620	18,620
Paid-in capital	126,534	126,468
Accumulated other comprehensive loss	(4,443)	(6,964)
Treasury stock, at cost; 2,242,752 and 1,517,983 shares	(31,885)	(17,483)
Retained earnings	320,854	315,918

TOTAL IHC STOCKHOLDERS’ EQUITY	429,680	436,559
NONCONTROLLING INTERESTS IN SUBSIDIARIES	2,767	2,697

TOTAL EQUITY	432,447	439,256

TOTAL LIABILITIES AND EQUITY	$1,065,266	$1,134,464

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
REVENUES:
Premiums earned	$62,941	$62,562
Net investment income	3,911	4,436
Fee income	3,225	5,079
Other income	1,591	3,258
Net realized investment gains	172	560

	71,840	75,895
EXPENSES:
Insurance benefits, claims and reserves	32,211	30,743
Selling, general and administrative expenses	32,082	35,227
Interest expense on debt	-	453

	64,293	66,423

Income from continuing operations, before income taxes	7,547	9,472
Income taxes	2,538	3,576

Income from continuing operations, net of tax	5,009	5,896

Discontinued operations:
Income from discontinued operations, before income taxes	-	117,636
Income taxes on discontinued operations	-	7,866
Income from discontinued operations, net of tax	-	109,770

Net income	5,009	115,666
Less: Income from noncontrolling interests in subsidiaries	(73)	(9,656)

NET INCOME ATTRIBUTABLE TO IHC	$4,936	$106,010

Basic income per common share:
Income from continuing operations	$0.30	$0.34
Income from discontinued operations	-	5.81
Basic income per common share	$0.30	$6.15

WEIGHTED AVERAGE SHARES OUTSTANDING	16,701	17,243

Diluted income per common share:
Income from continuing operations	$0.29	$0.33
Income from discontinued operations	-	5.75
Diluted income per common share	$0.29	$6.08

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	16,978	17,449

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$5,009	$115,666
Other comprehensive income:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, pre-tax	3,981	4,703
Tax expense on unrealized gains on available-for-sale securities	1,460	1,685
Unrealized gains on available-for-sale securities, net of taxes	2,521	3,018

Other comprehensive income, net of tax	2,521	3,018

COMPREHENSIVE INCOME, NET OF TAX	7,530	118,684

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(73)	(9,656)
Other comprehensive income, net of tax, attributable to noncontrolling interests:
Unrealized gains on available-for-sale securities, net of tax	-	(57)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	-	(57)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(73)	(9,713)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$7,457	$108,971

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2016	$18,620	$126,468	$(6,964)	$(17,483)	$315,918	$436,559	$2,697	$439,256

Net income					4,936	4,936	70	5,006
Other comprehensive
income, net of tax			2,521			2,521	-	2,521
Repurchases of common stock				(14,402)		(14,402)	-	(14,402)
Share-based compensation
expenses		66				66	-	66

BALANCE AT
MARCH 31, 2017	$18,620	$126,534	$(4,443)	$(31,885)	$320,854	$429,680	$2,767	$432,447

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$5,009	115,666
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on disposal of discontinued operations, net of tax	-	(109,304)
Amortization of deferred acquisition costs	91	86
Net realized investment gains	(172)	(560)
Equity (income) loss from equity method investments	(201)	30
Depreciation and amortization	299	472
Deferred tax expense (benefit)	889	(901)
Other	1,285	3,105
Changes in assets and liabilities:
Net (purchases) sales of trading securities	-	3,180
Change in insurance liabilities	(59,880)	(31,725)
Change in amounts due from reinsurers	30,479	20,985
Change in premium and claim funds	17,474	(19,562)
Change in current income tax liability	1,087	(1,428)
Change in due and unpaid premiums	9,217	4,430
Other operating activities	(5,666)	(6,057)

Net change in cash from operating activities	(89)	(21,583)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net sales and maturities of short-term investments	6,099	-
Net (purchases) sales of securities under resale agreements	10,741	7,089
Sales of fixed maturities	78,313	32,447
Maturities and other repayments of fixed maturities	4,132	10,342
Purchases of fixed maturities	(41,741)	(30,723)
Proceeds on sales of subsidiaries, net of cash divested	-	134,625
Payments to acquire business, net of cash acquired	(12,287)	-
Other investing activities	(157)	(1,107)

Net change in cash from investing activities	45,100	152,673

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(14,402)	(821)
Withdrawals of investment-type insurance contracts	(433)	(500)
Repayments of debt	-	(939)
Dividends paid	(1,026)	(779)
Other financing activities	-	145

Net change in cash from financing activities	(15,861)	(2,894)

Net change in cash and cash equivalents	29,150	128,196
Cash and cash equivalents, beginning of year	22,010	17,500

Cash and cash equivalents, end of period	$51,160	145,696

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.     Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)      Business and Organization

 Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc., IHC Carrier Solutions, Inc. and PetPartners, Inc. IHC also owns a significant equity interest in Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

 Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 56% of IHC's outstanding common stock at March 31, 2017.

(B)       Basis of Presentation

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be anticipated for the entire year.

(C)     Reclassifications

Certain amounts in prior year’s consolidated financial statements and Notes thereto have been reclassified to conform to the 2017 presentation.

(D)     Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In October 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the consolidation analysis for a reporting entity that is the single decision maker of a variable interest entity. The amendments in this guidance require the decision maker’s evaluation of its interests held through related parties that are under common control on a proportionate basis rather than in their entirety when determining whether it is the primary beneficiary of that variable interest entity. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued guidance that simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. New guidance related to the classifications in the statement of cash flows were applied on a prospective transition basis. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2017, the FASB issued guidance to provide clarity and reduce both (i) diversity in practice; and (ii) cost and complexity when accounting for a change in the terms or conditions of a share-based payment award. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2017, the FASB issued guidance requiring premium amortization on callable debt securities to be amortized to the earliest call date to more closely align the amortization period with expectations incorporated in market pricing of the underlying securities. The amendments in this guidance should be applied using a modified retrospective approach for annual periods beginning after December 15, 2018, including interim periods within those periods. Additional disclosures are required in the period of adoption. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2017, the FASB issued guidance to simplify the accounting for sales of nonfinancial assets by clarifying the definition of nonfinancial assets and adding guidance pertaining to partial sales of nonfinancial assets. The amendments in this guidance can be applied using either a retrospective approach or a modified retrospective approach in annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued guidance that clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, additional guidance and technical corrections were issued to clarify certain aspects of the implementation guidance and to clarify the identification of performance obligations. In August 2015, the effective date of this guidance has been deferred. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires one of two specified retrospective methods of application. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company anticipates that any impact will only relate to contracts with customers outside the scope of Accounting Standards Codification Topic 944, Financial Services - Insurance. Our administrative and other service contracts that will be subject to the amendments in this Update are recorded in the Fee Income line item of the Condensed Consolidated Statement of Income and represents approximately 4% of our consolidated revenues for the three months ended March 31, 2017. Management is still in the process of evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and the method of adoption that we will ultimately choose.

Note 2.    Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 277,000 and 206,000 shares for the three months ended March 31, 2017 and 2016.

The following is a reconciliation of income available to common shareholders used to calculate income per share for the periods indicated (in thousands):

	Three Months Ended
	March 31
	2017	2016

Income from continuing operations, net of tax	$5,009	$5,896
Less: Income from continuing operations attributable to
noncontrolling interests	(73)	(106)

Income from continuing operations attributable to IHC
common shareholders	$4,936	$5,790

Income from discontinued operations, net of tax	$-	$109,770
Less: Income from discontinued operations attributable to
noncontrolling interests	-	(9,550)

Income from discontinued operations attributable to IHC
common shareholders	$-	$100,220

Net income attributable to IHC	$4,936	$106,010

Note 3.    Discontinued Operations

On March 31, 2016, IHC and its subsidiary Independence American sold the stock of Risk Solutions to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements. Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life and other IHC subsidiaries. In the three months ended March 31, 2016, the Company recorded a gain of $99,793,000, net of taxes and amounts attributable to noncontrolling interests, as a result of the transaction. The aforementioned transaction, which includes the sale of Risk Solutions and the corresponding coinsurance agreement, is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  IHC’s block of Medical Stop-Loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represented a strategic shift that has had a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as a discontinued operation in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. Aside from reinsurance and marketing of Westport small group stop-loss, there has been no further involvement with the discontinued operation.

The following is a reconciliation of the major line items constituting the pretax profit of discontinued operations included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2016 (in thousands):

2016
Revenue	$6,406
Selling, general and administrative expenses	5,689

Pretax profit of discontinued operations	717
Gain on disposal of discontinued operations, pretax	116,919

Income from discontinued operations, before income taxes	117,636
Income taxes on discontinued operations	7,866

Income from discontinued operations	$109,770

Liabilities attributable to discontinued operations at March 31, 2017 and December 31, 2016 consist of $38,000 and $68,000, respectively, of accounts payable and accrued liabilities.

 Total operating cash flows from discontinued operations for the three months ended March 31, 2016 amounted to $339,000. The Company elected to classify the proceeds received from the sale of discontinued operations in the investing activities section of Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016.

In connection with the Risk Solutions Sale and Coinsurance Transaction in March 2016, AMIC utilized a significant amount of its Federal NOL carryforwards and made a corresponding adjustment to its valuation allowance. On a consolidated basis, the Company recorded income taxes on discontinued operations of $7,866,000 for the three months ended March 31, 2016, consisting of $5,799,000 of state taxes and $2,067,000 of Federal taxes, net of a $38,565,000 decrease in AMIC’s valuation allowance.

Note 4.    Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	March 31, 2017
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$162,187	$974	$(3,970)	$159,191
CMOs - residential (1)	7,377	-	(142)	7,235
U.S. Government obligations	37,632	117	(382)	37,367
Agency MBS - residential (2)	20	-	-	20
GSEs (3)	10,229	1	(233)	9,997
States and political subdivisions	190,883	764	(4,078)	187,569
Foreign government obligations	4,372	17	(107)	4,282
Redeemable preferred stocks	10,006	125	(80)	10,051

Total fixed maturities	$422,706	$1,998	$(8,992)	$415,712

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$1,612	$154	$-	$1,766
Nonredeemable preferred stocks	3,588	49	(43)	3,594

Total equity securities	$5,200	$203	$(43)	$5,360

	December 31, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$192,976	209	(5,490)	187,695
CMOs - residential (1)	6,021	8	(116)	5,913
U.S. Government obligations	43,417	133	(441)	43,109
Agency MBS - residential (2)	22	1	-	23
GSEs (3)	10,301	1	(422)	9,880
States and political subdivisions	191,146	780	(5,115)	186,811
Foreign government obligations	5,098	13	(157)	4,954
Redeemable preferred stocks	11,454	96	(448)	11,102

Total fixed maturities	$460,435	1,241	(12,189)	449,487

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$1,612	178	-	1,790
Nonredeemable preferred stocks	3,588	30	(75)	3,543

Total equity securities	$5,200	208	(75)	5,333

(1) Collateralized mortgage obligations (“CMOs”).

(2)  Mortgage-backed securities (“MBS”).

(3) Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$8,303	$8,319
Due after one year through five years	125,951	124,869
Due after five years through ten years	129,017	126,441
Due after ten years	141,809	138,830
CMOs and MBSs	17,626	17,253

	$422,706	$415,712

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	March 31, 2017

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$110,148	$2,557	$14,565	$1,413	$124,713	$3,970
CMOs - residential	7,138	142	-	-	7,138	142
U.S. Government obligations	24,076	382	-	-	24,076	382
GSEs	-	-	9,980	233	9,980	233
States and political subdivisions	119,213	3,194	29,118	884	148,331	4,078
Foreign government obligations	3,067	107	-	-	3,067	107
Redeemable preferred stocks	-	-	3,683	80	3,683	80
Total fixed maturities	263,642	6,382	57,346	2,610	320,988	8,992

Nonredeemable preferred stocks	833	18	1,301	25	2,134	43
Total equity securities	833	18	1,301	25	2,134	43

Total temporarily impaired
securities	$264,475	$6,400	$58,647	$2,635	$323,122	$9,035

Number of securities in an
unrealized loss position	109		25		134

	December 31, 2016

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$145,205	3,818	19,841	1,672	165,046	5,490
CMO’s - residential	5,038	116	-	-	5,038	116
U.S. Government obligations	28,406	441	-	-	28,406	441
GSEs	3,640	166	6,220	256	9,860	422
States and political subdivisions	144,357	4,561	18,132	554	162,489	5,115
Foreign government obligations	3,738	157	-	-	3,738	157
Redeemable preferred stocks	-	-	3,315	448	3,315	448
Total fixed maturities	330,384	9,259	47,508	2,930	377,892	12,189

Nonredeemable preferred stocks	826	25	1,277	50	2,103	75
Total equity securities	826	25	1,277	50	2,103	75

Total temporarily impaired
securities	$331,210	9,284	48,785	2,980	379,995	12,264

Number of securities in an
unrealized loss position	156		23		179

Substantially all of the unrealized losses on fixed maturities available-for-sale at March 31, 2017 and December 31, 2016 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

Net realized investment gains are as follows for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Available-for-sale securities:
Fixed maturities	$197	$628
Total sales of available-for-sale securities	197	628

Trading securities	-	-
Total realized gains	197	628

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(25)	(70)
Total unrealized gains (losses) on trading securities	(25)	(70)

Gains (losses) on other investments	-	2

Net realized investment gains	$172	$560

For the three months ended March 31, 2017 and 2016, proceeds from sales of available-for-sale securities were $77,456,000 and $31,494,000, respectively, and the Company realized gross gains of $956,000 and $615,000, respectively, and gross losses of $724,000 and $17,000, respectively, on those sales.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1G(iv) to the Consolidated Financial Statements in the 2016 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities. The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first three months of 2017 or 2016.

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Balance at beginning of year	$-	$473
Securities sold	-	(473)

Balance at end of period	$-	$-

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

Investments in fixed maturities and equity securities:

Available-for-sale securities included in Level 1 are equities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, foreign government obligations, collateralized mortgage obligations, municipals and GSEs that were priced with observable market inputs. Level 3 securities consist of municipal tax credit strips.  The valuation method used to determine the fair value of municipal tax credit strips is the present value of the remaining future tax credits (at the original issue discount rate) as presented in the redemption tables in the Municipal Prospectuses.   This original issue discount is accreted into income on a constant yield basis over the term of the debt instrument. Further we retain independent pricing vendors to assist in valuing certain instruments.

Trading securities:

 Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$159,191	$-	$159,191
CMOs - residential	-	7,235	-	7,235
US Government obligations	-	37,367	-	37,367
Agency MBS - residential	-	20	-	20
GSEs	-	9,997	-	9,997
States and political subdivisions	-	185,574	1,995	187,569
Foreign government obligations	-	4,282	-	4,282
Redeemable preferred stocks	10,051	-	-	10,051
Total fixed maturities	10,051	403,666	1,995	415,712

Equity securities available-for-sale:
Common stocks	1,766	-	-	1,766
Nonredeemable preferred stocks	3,594	-	-	3,594
Total equity securities	5,360	-	-	5,360

Trading securities - equities	567	-	-	567
Total trading securities	567	-	-	567

Total Financial Assets	$15,978	$403,666	$1,995	$421,639

	December 31, 2016
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$187,695	$-	$187,695
CMOs - residential	-	5,913	-	5,913
US Government obligations	-	43,109	-	43,109
Agency MBS - residential	-	23	-	23
GSEs	-	9,880	-	9,880
States and political subdivisions	-	184,778	2,033	186,811
Foreign government obligations	-	4,954	-	4,954
Redeemable preferred stocks	11,102	-	-	11,102
Total fixed maturities	11,102	436,352	2,033	449,487

Equity securities available-for-sale:
Common stocks	1,790	-	-	1,790
Nonredeemable preferred stocks	3,543	-	-	3,543
Total equity securities	5,333	-	-	5,333

Trading securities - equities	592	-	-	592
Total trading securities	592	-	-	592

Total Financial Assets	$17,027	$436,352	$2,033	$455,412

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. The Company did not transfer any securities between Level 1, Level 2 or Level 3 in either 2017 or 2016.

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017		2016
	States and	Total		States and	Total
	Political	Level 3	CMOs	Political	Level 3
	Subdivisions	Assets	Commercial	Subdivisions	Assets

Beginning balance	$2,033	$2,033	$1,195	$2,179	$3,374

Increases (decreases) recognized in earnings:
Net realized investment gains	-	-	141	-	141

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(9)	(9)	(296)	(11)	(307)

Repayments and amortization of
fixed maturities	(29)	(29)	(74)	(25)	(99)
Sales	-	-	(966)	-	(966)

Balance at end of period	$1,995	$1,995	$-	$2,143	$2,143

During 2016, the Company had contingent liabilities classified in Level 3 of the fair value hierarchy. These liabilities were paid out by December 31, 2016; there were no comparable amounts in 2017. The following table presents the changes in fair value of our Level 3 financial liabilities for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2016
		Total
	Contingent	Level 3
	Liabilities	Liabilities

Beginning balance	$1,650	$1,650

Gains (losses) included in earnings:
Net investment income	(633)	(633)
Other income	538	538

Balance at end of period	$1,555	$1,555

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	March 31, 2017			December 31, 2016
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$804	$-	$804	$6,912	$-	$6,912

FINANCIAL LIABILITIES:
Funds on deposit	$-	$147,049	$146,723	$-	$146,098	$145,749

The following methods and assumptions were used to estimate the fair value of the financial instruments that are not carried at fair value in the Condensed Consolidated Financial Statements:

Short-term Investments

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $9,255,000 carrying value in these equity investments that are included in other investments in the Condensed Consolidated Balance Sheet as of March 31, 2017.

Note 7.    Acquisition of PetPartners, Inc.

On March 24, 2017 (the "Acquisition Date"), the Company acquired 85% of the stock of PetPartners, Inc. (“PetPartners”), a pet insurance marketing and administration company, for a purchase price of $12,677,000, including and subject to certain post-closing and working capital adjustments. The Company acquired PetPartners for the purpose of owning additional distribution and administration sources for its pet insurance. Any time after March 24, 2019, shares owned by the noncontrolling interest are puttable to the Company at fair value and are therefore presented on the balance sheet as redeemable noncontrolling interest.

Upon the acquisition, the Company consolidated the assets and liabilities of PetPartners. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of PetPartners on the Acquisition Date based on their respective fair values (in thousands):

Cash	$390
Intangible assets	5,880
Other assets	567

Total identifiable assets	6,837

Other liabilities	174
Deferred tax liability	1,099

Total liabilities	1,273

Net identifiable assets acquired	$5,564

Redeemable noncontrolling interest	$2,005

In connection with the acquisition, the Company recorded $9,118,000 of goodwill and $5,880,000 of intangible assets (see Note 8). Goodwill reflects the synergies between PetPartners and Independence American as PetPartners will provide Independence American with increased distribution sources for its pet insurance business through its marketing relationship with the American Kennel Club. Goodwill was calculated as the excess of the sum of: (i) the acquisition date fair value of total cash consideration transferred of $12,677,000; and (ii) the fair value of the redeemable noncontrolling interest in PetPartners of $2,005,000 on the acquisition date; over (iii) the net identifiable assets of $5,564,000 that were acquired. The enterprise value of PetPartners was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings of PetPartners including a control premium.  The fair value of the redeemable noncontrolling interest was determined based upon their percentage of the PetPartners enterprise value discounted for a lack of control. The fair value of the acquired identifiable intangible assets and deferred taxes are provisional pending receipt of the final valuations for those assets and liabilities.  The Company expects to finalize the preliminary estimates of the fair value of the intangible assets and deferred taxes by the end of this year. Acquisition-related costs, primarily legal and consulting fees, were expensed and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Income.

For the period from the Acquisition Date to March 31, 2017, the Company’s Condensed Consolidated Statement of Income includes revenues and net income of $114,000 and $15,000, respectively, from PetPartners.

 Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition date was January 1, 2016 are not material.

Note 8.    Goodwill and Other Intangible Assets

The carrying amount of goodwill was $50,691,000 and $41,573,000 at March 31, 2017 and December 31, 2016, respectively.

The Company has net other intangible assets of $15,848,000 and $10,122,000 at March 31, 2017 and December 31, 2016, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	March 31, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$18,153	$12,012	$13,052	$11,882
Domain	1,000	50	1,000	25
Software systems	780	-	-	-
Total finite-lived	19,933	$12,062	$14,052	$11,907

	March 31,	December 31,
	2017	2016
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

 In connection with the acquisition of PetPartners in the first quarter of 2017 discussed in Note 7, the Company recorded $9,118,000 of goodwill and $5,880,000 of intangible assets associated with the Specialty Health segment. None of the goodwill is deductible for income tax purposes. The intangible assets primarily represent the fair value of customer relationships and are being amortized over a weighted average period of 9.6 years.

Amortization expense was $154,000 and $340,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 9.     Income Taxes

The provisions for income taxes shown in the Condensed Consolidated Statements of Income were computed based on the Company's actual results, which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year in accordance with consolidated life/non-life group income tax regulations. Such regulations adopt a subgroup method in determining consolidated taxable income, whereby taxable income is determined separately for the life insurance company group and the non-life insurance company group. The differences between the Federal statutory income tax rate of 35% and the Company’s effective income tax rate resulted principally from the dividends received deduction and tax exempt interest income, state and local income taxes, and health insurer specific tax provisions.

Note 10.    Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated IBNR reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2017	2016

Balance at beginning of year	$219,113	$245,443
Less: reinsurance recoverable	88,853	65,362
Net balance at beginning of year	130,260	180,081

Amount incurred, related to:
Current year	38,882	36,425
Prior years	(5,756)	(6,231)

Total incurred	33,126	30,194

Amount paid, related to:
Current year	7,258	7,238
Prior years	30,081	64,105

Total paid	37,339	71,343

Net balance at end of year	126,047	138,932
Plus: reinsurance recoverable	56,245	108,968
Balance at end of year	$182,292	$247,900

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $5,756,000 in 2017 related to prior years consists of favorable developments of $1,636,000 in the Specialty Health reserves, $2,896,000 in the group disability reserves and $2,048,000 in the other individual life, annuities and other reserves, partially offset by an unfavorable development of $824,000 in Medical Stop-Loss reserves.  The overall net favorable development of $6,231,000 in 2016 related to prior years primarily consists of favorable developments of $2,109,000 in the Specialty Health reserves, $3,617,000 in the group disability reserves, and $494,000 in Medical Stop-Loss reserves.

Included in the preceding rollforward of the Company’s liability for policy benefits and claims are the policy benefits and claims activity associated with the Company’s health insurance lines. These are embedded within the Specialty Health segment. The table below summarizes the components of the change in the liability for policy benefits and claims that are specific to health insurance claims for the periods indicated (in thousands).

	Specialty Health Segment
	Health Insurance Claims
	Three Months Ended
	March 31,
	2017	2016

Balance at beginning of year	$27,183	$23,425
Less: reinsurance recoverable	1,179	1,362
Net balance at beginning of year	26,004	22,063

Amount incurred, related to:
Current year	11,776	10,196
Prior years	(1,200)	(5,232)

Total incurred	10,576	4,964

Amount paid, related to:
Current year	153	417
Prior years	10,338	7,957

Total paid	10,491	8,374

Net balance at end of year	26,089	18,653
Plus: reinsurance recoverable	427	906
Balance at end of year	$26,516	$19,559

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims was $26,089,000 at March 31, 2017.

Note 11.    Stockholders’ Equity

Treasury Stock

 In the first quarter of 2017, the Company paid $14,402,000 for repurchases of its common stock; and of that amount, 703,000 shares of its common stock were repurchased in private transactions for an aggregate cost of $13,975,000.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Beginning balance	$(6,964)	$(3,440)

Other comprehensive income (loss) before reclassifications	2,669	3,424
Amounts reclassified from accumulated OCI	(148)	(406)
Net other comprehensive income	2,521	3,018

Less: Other comprehensive income attributable
to noncontrolling interests	-	(57)

Ending balance	$(4,443)	$(479)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$197	$628

Income before income tax	197	628
Tax effect	49	222

Net income	$148	$406

Note 12.    Share-Based Compensation

IHC and AMIC each have share-based compensation plans. The following is a summary of the activity pertaining to each of these plans.

A)  IHC Share-Based Compensation Plans

Under the terms of IHC’s share-based compensation plans: (i) the exercise price of an option may not be less than the fair market value of an IHC share on the grant date and the terms of an option may not exceed 10 years from the grant date; and (ii) the exercise price of a SAR may not be less than the fair market value of an IHC share on the grant date and SAR terms may not exceed 10 years from the date of grant.

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. In general, the vesting period for an option grant is 3years. Restricted share units are valued at the quoted market price of the shares at the date of grant and generally vest over 3years. Compensation costs for options and restricted share units are recognized over the stated vesting periods on a straight-line basis. The fair value of a SAR is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in the fair value of a SAR continue to be recognized as compensation expense in the period of the change until settlement. The

Company accounts for forfeitures of share-based compensation awards in the period that they occur.

At March 31, 2017, there were 1,133,100 shares available for future stock-based compensation grants under IHC’s stock incentive plan. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
IHC’s Share-based Compensation Plan:
Stock options	$35	$170
Restricted stock units	31	23
SARs	(65)	258

Share-based compensation expense, pre-tax	1	451
Tax benefits	-	180

Share-based compensation expense, net	$1	$271

Stock Options

The IHC’s stock option activity during 2017 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2016	697,180	$11.75
Exercised	-	-
March 31, 2017	697,180	$11.75

In the first quarter of 2016, option agreements affecting 13 employees were modified to extend the expirations of their terms from 2017 to 2019 and as a result, the Company recorded incremental compensation costs of $170,000.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	March 31, 2017
	Outstanding	Exercisable

Number of options	697,180	540,180
Weighted average exercise price per share	$11.75	$9.37
Aggregate intrinsic value for all options (in thousands)	$4,988	$4,988
Weighted average contractual term remaining	2.2 years	1.5 years

At March 31, 2017, the total unrecognized compensation cost related to IHC’s non-vested stock options was $370,000 and it is expected to be recognized as compensation expense over a weighted average period of 2.7 years.

Restricted Stock

At March 31, 2017 and December 31, 2016, there were 17,325 unvested restricted stock units outstanding with a weighted average grant-date fair value of $16.20 per share.

At March 31, 2017, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $204,000 which is expected to be recognized as compensation expense over a weighted average period of 1.9 years.

SARs

IHC had 64,900 and 71,500 of SAR awards outstanding at March 31, 2017 and December 31, 2016, respectively. In the first quarter of 2017, 6,600 SARs were exercised with an aggregate intrinsic value of $64,000. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 are liabilities of $747,000 and $876,000, respectively, pertaining to SARs.

B)  AMIC Share-Based Compensation Plan

AMIC’s share-based compensation plan was terminated in 2016. During the first quarter of 2016, the AMIC recorded $7,000 of share-based compensation expense, net of tax benefits of $4,000, in selling, general and administrative expenses, and

AMIC received $145,000 in cash from the exercise of stock options

.

Note 13.    Supplemental Disclosures of Cash Flow Information

Net cash payments (receipts) for income taxes were $222,000 and $5,591,000 during the three months ended March 31, 2017 and 2016.

Cash payments for interest were $0 and $505,000 during the three months ended March 31, 2017 and 2016, respectively.

Note 14.     Contingencies

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against the Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The Defendants have until July 31, 2017 to answer or otherwise respond.  The Defendants intend to vigorously contest the claims.

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Specialty Health	$42,217	$40,087
Group disability; life and DBL	26,406	25,536
Individual life, annuities and other (A)	530	751
Medical Stop-Loss (A)	1,859	7,850
Corporate	656	1,111
	71,668	75,335
Net realized investment gains	172	560
Total revenues	$71,840	$75,895

Income from continuing operations
before income taxes:
Specialty Health (B)	$2,643	$395
Group disability; life and DBL	5,482	6,701
Individual life, annuities and other (A) (C)	(230)	(1,793)
Medical Stop-Loss (A)	825	7,802
Corporate	(1,345)	(3,740)
	7,375	9,365
Net realized investment gains	172	560
Interest expense	-	(453)

Income from continuing operations
before income taxes	$7,547	$9,472

(A)    Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)    The Specialty Health segment includes amortization of intangible assets. Total amortization expense was $154,000 and $340,000 for the three months ended March 31, 2017 and 2016.

(C)    For the three months ended March 31, 2017 and 2016, the Individual life, annuities and other segment includes $284,000 and $1,370,000 of amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc., IHC Carrier Solutions, Inc. and a majority interest in PetPartners, Inc. IHC also owns a significant equity interest in: (i) Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Revenues	$71,840	$75,895
Expenses	64,293	66,423

Income from continuing operations before income taxes	7,547	9,472
Income taxes	2,538	3,576

Income from continuing operations, net of tax	5,009	5,896

Income from discontinued operations	-	109,770

Net income	5,009	115,666

Less: Income from noncontrolling interests in subsidiaries	(73)	(9,656)

Net income attributable to IHC	$4,936	$106,010

• Income from continuing operations of $.29 per share, diluted, for the three months ended March 31, 2017 compared to $.33 per share, diluted, for the same period in 2016.

• Consolidated investment yields (on an annualized basis) of 2.9% for the three months ended March 31, 2017 compared to 2.8% for the comparable period in 2016;

• Book value of $26.24 per common share at March 31, 2017 compared to $25.53 at December 31, 2016.

The following is a summary of key performance information by segment:

• The Specialty Health segment reported $2.6 million of income before taxes for the three months ended March 31, 2017 as compared to $.4 million for the comparable period in 2016;

o Premiums earned increased $2.8 million for the three months ended March 31, 2017 over the comparable period in 2016. Short term medical premiums increased $4.0 million as a result of the strategic decision to focus on ancillary products was partially offset by reductions in the certain vision and international lines of business which are in run-off.

o Underwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Premiums Earned	$37,982	$35,167
Insurance Benefits, Claims & Reserves	18,078	18,169
Expenses	18,673	16,578

Loss Ratio (A)	47.6%	51.7%
Expense Ratio (B)	49.2%	47.1%
Combined Ratio (C)	96.8%	98.8%

(A) Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B) Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C) The combined ratio is equal to the sum of the loss ratio and the expense ratio.

o Although the loss ratio in 2017 was lower than in 2016, the expense ratio is higher in 2017 because of changes in the mix of products within the Specialty Health segment and as a result of the reallocation of certain fixed costs from the Medical Stop-Loss segment to the Specialty Health segment as the premium volume of one segment shrinks and the other one grows.

• Income before taxes from the Group disability, life, annuities and DBL segment decreased $1.2 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease in the first-quarter results primarily reflects a decrease in the group term life lines due to higher claims in the first quarter of 2017 and lower income from the international line due to run-off of that line of business;

• The Individual life, annuities and other segment reported losses before income taxes of $.2 million for the three months ended March 31, 2017 and $1.8 million for the three months ended March 31, 2016.  The losses in 2016 were related to the accelerated amortization of deferred costs in connection with the assumption of certain ceded life and annuity policies for which there are no comparable amounts in 2017.

• The Medical Stop-Loss segment reported income before taxes of $.8 million for the three months ended March 31, 2017 as compared to $7.8 million for the comparable period in 2016. Income from the Medical Stop-loss segment is principally due to ceding commissions on coinsurance due to the sale of Risk Solutions and exit from the medical stop-loss business. Premiums earned and amounts recorded for benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the remaining blocks of medical stop-loss business in run-off.

• Losses before tax from the Corporate segment decreased $2.4 million in the three months ended March 31, 2017 over the same period of 2016 primarily due to decreased share-based compensation, consulting, legal and accounting expenses; and

• Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
Gross Direct and Assumed
Earned Premiums:	2017	2016

Specialty Health	$39,879	$37,866
Group disability, life and DBL	32,020	30,276
Individual, life, annuities and other	6,998	4,753
Medical Stop-Loss	7,558	83,344

	$86,455	$156,239

	Three Months Ended
	March 31,
Net Direct and Assumed
Earned Premiums:	2017	2016

Specialty Health	$37,982	$35,167
Group disability, life and DBL	24,691	23,627
Individual, life, annuities and other	15	15
Medical Stop-Loss	253	3,753

	$62,941	$62,562

CRITICAL ACCOUNTING POLICIES

 The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  During the three months ended March 31, 2017, there were no additions to or changes in the critical accounting policies disclosed in the 2016 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2017	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$37,982	920	3,315	18,078	21,496	$2,643
Group disability,
life and DBL	24,691	1,564	151	12,838	8,086	5,482
Individual life,
annuities and other	15	408	107	242	518	(230)
Medical Stop-Loss	253	363	1,243	1,053	(19)	825
Corporate	-	656	-	-	2,001	(1,345)
Sub total	$62,941	$3,911	$4,816	$32,211	$32,082	7,375

Net realized investment gains						172
Income from continuing operations before income taxes						7,547
Income taxes						2,538
Income from continuing operations, net of tax						$5,009

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2016	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$35,167	356	4,564	18,169	21,523	$395
Group disability,
life and DBL	23,627	1,595	314	10,487	8,348	6,701
Individual life,
annuities and other	15	388	348	254	2,290	(1,793)
Medical Stop-Loss	3,753	1,036	3,061	1,833	(1,785)	7,802
Corporate	-	1,061	50	-	4,851	(3,740)
Sub total	$62,562	$4,436	$8,337	$30,743	$35,227	9,365

Net realized investment gains						560
Interest expense on debt						(453)
Income from continuing operations before income taxes						9,472
Income taxes						3,576
Income from continuing operations, net of tax						$5,896

Premiums Earned

 In the first quarter of 2017, premiums earned increased $.4 million over the comparable period of 2016. The increase is primarily due to: (i) an increase of $2.8 million in the Specialty Health segment principally as a result of a $4.0 million increase in premiums from the short term medical line of business, a $1.5 million increase in the fixed indemnity limited benefit line and a $.9 million increase in the pet line of business, partially offset by a decrease of $1.7 million in the dental line of business and a $1.6 million decrease in the international medical business premiums due to the run-off of the line; and (ii) a $1.1 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume in the LTD and group term life lines, partially offset by (iii) a decrease of $3.5 million in the Medical Stop Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3.

Net Investment Income

 Total net investment income decreased $.5 million. The overall annualized investment yields were 2.9% and 2.8% in the first quarter of 2017 and 2016, respectively. The overall decrease was primarily the result of a decrease in average invested assets largely due to the retirement of debt in the fourth quarter of 2016.

The annualized investment yields on bonds, equities and short-term investments were 3.1% and 3.0% in the first quarter of 2017 and 2016, respectively. IHC has approximately $150.9 million in highly rated shorter duration securities earning on average 1.6%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $.2 million in 2017 compared to $.6 million in 2016. These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

 Fee income decreased $1.9 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016 primarily due to the sale of Accident Insurance Services, Inc., our primary producer of Occupational Accident line of business, in the third quarter of 2016.

Other income in the first quarter of 2017 decreased $1.7 million from the same period in 2016 primarily due to the run-off of fees received in conjunction with the diminished administration of the Medical Stop Loss segment.

Insurance Benefits, Claims and Reserves

In the first quarter of 2017, insurance benefits, claims and reserves increased $1.5 million over the comparable period in 2016. The increase is primarily attributable to: (i) an increase of $2.4 million in benefits, claims and reserves in the Group disability, life, annuities and DBL segment, primarily due to growth in this line and increased loss ratios on group term life and LTD lines and DBL business; partially offset by (ii) a decrease of $.8 million in the Medical Stop Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; and (iii) a decrease of $.1 million in the Specialty Health segment, primarily due to a decrease of $5.1 million in benefits, claims and reserves related to the run-off of the occupational accident line of business, a decrease of $.9 million in the dental line due to lower premiums, and $1.0 million of lower claims on the fixed indemnity limited benefit line of business; partially offset by increases of $4.1 million in the major medical line of business due to favorable development of this line in 2016 with no comparable amount in 2017, $2.0 million in claims in the short term medical line of business due to the increase in volume, and an increase of $1.0 million due to volume in the pet line.

Selling, General and Administrative Expenses

 Total selling, general and administrative expenses decreased $3.1 million over the comparable period in 2016. The decrease is primarily attributable to: (i) a decrease of $2.8 million in Corporate due to a decrease in audit, legal, share-based compensation and consulting fees; (ii) a decrease of $1.8 million in the Individual life, annuity and other segment largely due to lower amortization of deferred costs and general expenses from business in run-off; (iii) an insignificant decrease in the Specialty Health line of business due to an increase in underwriting expenses partially offset by a decrease in agency expenses; and (iv) a decrease of $.3 million in the Group disability, life, annuities and DBL segment primarily due to decreased commission expense; partially offset by (iv) an increase of $1.8 million in the Medical Stop Loss segment primarily due to a credit in premium taxes in 2016 with no comparable amount for 2017.

Income Taxes

 The effective tax rate for the three months ended March 31, 2017 was 33.6% compared to 37.8% for the three months ended 2016. The lower tax rate is primarily due to: (i) an increase in benefits from tax-advantaged securities as a percentage of income in 2017; (ii) a decrease in state taxes as a percentage of income; and (iii) a decrease in non-deductible expenses.

LIQUIDITY

Insurance Group

 The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the three months ended March 31, 2017 or 2016.

Cash Flows

The Company had $51.2 million and $22.0 million of cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

 For the three months ended March 31, 2017, investment activities provided $45.1 million of cash, primarily the result of sales of investment securities, net of $12.3 million cash paid to acquire PetPartners. Financing activities utilized $15.9 million of cash, of which $14.4 million was utilized for treasury share purchases.

 The Company has $401.4 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2017, cash received from the maturities and other repayments of fixed maturities was $4.1 million.

 The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

On May 26, 2017, IHC commenced a tender offer to purchase up to 2,000,000 shares of its common stock at a price per share of $20.00, net, to the seller in cash. Assuming the maximum number of shares is tendered, the gross aggregate purchase price will be $40.0 million.  The tender offer will be funded out of corporate liquidity.

BALANCE SHEET

 The Company had receivables due from reinsurers of $409.8 million at March 31, 2017 compared to $440.3 million at December 31, 2016. The decrease is primarily attributable to the decrease in medical stop-loss reserves that are 100% coinsured. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2017.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	March 31,	December 31,
	2017	2016

Specialty Health	$47,657	$50,237
Group Disability	103,948	104,428
Individual A&H and Other	9,830	9,688
Medical Stop-Loss	20,857	54,760

	$182,292	$219,113

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

The Company’s disability business is comprised of group disability and DBL.  The two “primary” assumptions on which disability policy benefits and claims are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, the Company would increase reserves because there would be more new claims than expected.  In regard to the assumed recovery rate, if disabled lives recover more quickly than anticipated then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased. Advancements in medical treatments could affect future recovery, termination, and mortality rates. The Company does not believe that reasonably likely changes in its “primary” assumptions would have a material effect on the Company’s financial condition, results of operations, or liquidity.

The $6.9 million decrease in IHC’s stockholders' equity in the first three months of 2017 is primarily due to $4.9 million of net income attributable to IHC and $2.5 million of other comprehensive income attributable to IHC, reduced by $14.4 million of treasury stock purchases.

Asset Quality and Investment Impairments

 The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $9.0 million at March 31, 2017, 100% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.

The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company does not have any non-performing fixed maturities at March 31, 2017.

The Company reviews its investments regularly and monitors its investments continually for impairments. There were no securities with fair values less than 80% of their amortized cost at March 31, 2017 and the Company did not record any other-than-temporary impairment losses in the three months ended March 31, 2017 or 2016.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2017. In 2017, the Company recorded $4.2 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2017, is not materially different from that reported in the schedule of such obligations at December 31, 2016 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For 2017, the Company anticipates that it will:

• Continue to experience an overall decrease in premiums and earnings due to exiting the medical stop-loss business as a result of the Risk Solutions Sale and Coinsurance Transaction.

• Continue to show significant increases in specialty health premiums (including hospital indemnity, group limited medical and group gap and other supplemental health products, such as accident medical, gap and critical illness products).  We have seen an increase in demand for these products this year, which appears to be accelerating given the disruption in the market for ACA plans.  In the event that carriers continue to exit the ACA market and get approval for substantial rate increases in those markets in which they remain, IHC believes it is possible that we will experience significant increases in sales of our products during Open Enrollment and throughout 2018.

• Continue to increase IHC’s emphasis on lead generation for its direct-to-consumer and career advisor distribution initiatives, as well as expanding our controlled sales through our call center, career model and transactional websites as a result of the acquisition of PetPlace.com, IHC’s ownership of HealtheDeals.com, and AspiraAmas and its investment in HealthInsurance.org.

• Expand sales of our specialty health products as a result of private-label and white-label distribution arrangements with large national partners and our equity investments last year in two call center agencies and a worksite marketing company.

• Diversify the distribution and administration of our pet insurance as a result of the acquisition of Pet Partners Inc.

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

• Continue to focus on administrative efficiencies.

On March 31, 2016, IHC and a subsidiary of AMIC sold the stock of Risk Solutions.  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured by Westport as of January 1, 2016.  The aggregate purchase price was $152.5 million in cash, subject to adjustments and settlements.  This transaction resulted in a gain of $100.8 million for the year ended December 31, 2016, net of taxes and amounts attributable to noncontrolling interests.  As a result, IHC is highly liquid and has excess capital; however its Medical Stop-Loss line of business is in run-off, which will have a negative impact on future earnings.

Subject to making additional repurchases, acquisitions and investments, the Company will remain highly liquid in 2017 as a result of the continuing shorter duration of the portfolio. IHC has approximately $150.9 million in highly rated shorter duration securities earning on average 1.6%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

On May 26, 2017, IHC commenced a tender offer to purchase up to 2,000,000 shares of its common stock at a price per share of $20.00, net, to the seller in cash. The maximum number of shares proposed to be purchased in the tender offer represents approximately 12.21% of the 16,377,756 shares of IHC common stock outstanding as of April 30, 2017 and involves a gross aggregate purchase price of $40 million, assuming the maximum number of shares is tendered.  The tender offer will be funded out of corporate liquidity.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2017 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2016 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2016, management concluded that there were material weaknesses in internal control over financial reporting for income taxes. Management determined that we did not maintain effective controls over the accounting for and disclosures of technical accounting matters as they relate to income taxes.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weakness

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

Changes in Internal Control Over Financial Reporting

Except as noted above, our Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against the Defendants.   The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The Defendants have until July 31, 2017 to answer or otherwise respond.  The Defendants intend to vigorously contest the claims.

ITEM 1A.    RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 in Item 1A to Part 1 of Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of March 31, 2017, 2,170,673 shares were still authorized to be repurchased.

Share repurchases during the first quarter of 2017 are summarized as follows:

2017
				Maximum Number
			Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
	Repurchase	Repurchased	Shares	Repurchased

	January	308,629	$19.97	2,586,813
	February	246,140	$20.00	2,340,673
	March	170,000	$19.50	2,170,673

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

31.1   Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2   Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1   Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2   Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS    XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date: June 16, 2017

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

By:/s/Teresa A. Herbert                                    Date: June 16, 2017

            Teresa A. Herbert

Senior Vice President and

   Chief Financial Officer