Form 10-Q
period 2017-06-30
INDEPENDENCE HOLDING CO
filed 2017-08-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Class	Outstanding at August 4, 2017
Common stock, $ 1.00 par value	14,980,761 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$6,912
Securities purchased under agreements to resell	14,479	28,962
Trading securities	520	592
Fixed maturities, available-for-sale	434,545	449,487
Equity securities, available-for-sale	5,455	5,333
Other investments	17,665	23,534
Total investments	472,714	514,820

Cash and cash equivalents	22,070	22,010
Due and unpaid premiums	33,830	42,896
Due from reinsurers	395,779	440,285
Premium and claim funds	10,035	17,952
Goodwill	50,697	41,573
Other assets	62,445	54,928

TOTAL ASSETS	$1,047,570	$1,134,464

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$181,565	$219,113
Future policy benefits	218,291	219,450
Funds on deposit	146,702	145,749
Unearned premiums	8,742	9,786
Other policyholders' funds	10,265	9,769
Due to reinsurers	7,115	35,796
Accounts payable, accruals and other liabilities	51,856	55,477
Liabilities attributable to discontinued operations	-	68

TOTAL LIABILITIES	624,536	695,208

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	2,018	-

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 and 18,620,508 shares issued; and 14,997,588 and
17,102,525 shares outstanding	18,625	18,620
Paid-in capital	126,590	126,468
Accumulated other comprehensive loss	(2,504)	(6,964)
Treasury stock, at cost; 3,627,870 and 1,517,983 shares	(59,588)	(17,483)
Retained earnings	335,185	315,918

TOTAL IHC STOCKHOLDERS’ EQUITY	418,308	436,559
NONREDEEMABLE NONCONTROLLING INTERESTS	2,708	2,697

TOTAL EQUITY	421,016	439,256

TOTAL LIABILITIES AND EQUITY	$1,047,570	$1,134,464

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES:
Premiums earned	$71,927	$65,627	$134,868	$128,189
Net investment income	4,100	4,260	8,011	8,696
Fee income	5,697	3,412	8,922	8,491
Other income	413	3,379	2,004	6,637
Net realized investment gains	100	1,018	272	1,578

	82,237	77,696	154,077	153,591
EXPENSES:
Insurance benefits, claims and reserves	37,324	40,477	69,535	71,220
Selling, general and administrative expenses	40,985	29,897	73,067	65,124
Interest expense on debt	-	473	-	926

	78,309	70,847	142,602	137,270

Income from continuing operations, before income taxes	3,928	6,849	11,475	16,321
Income taxes (benefits)	(10,379)	2,354	(7,841)	5,930

Income from continuing operations, net of tax	14,307	4,495	19,316	10,391

Discontinued operations:
Income from discontinued operations, before income taxes	-	-	-	117,636
Income taxes (benefits) on discontinued operations	-	(142)	-	7,724
Income from discontinued operations, net of tax	-	142	-	109,912

Net income	14,307	4,637	19,316	120,303
(Income) loss from nonredeemable noncontrolling interests	26	(201)	(36)	(9,857)
(Income) loss from redeemable noncontrolling interests	(2)	-	(13)	-

NET INCOME ATTRIBUTABLE TO IHC	$14,331	$4,436	$19,267	$110,446

Basic income per common share:
Income from continuing operations	$0.88	$0.25	$1.17	$0.59
Income from discontinued operations	-	0.01	-	5.83
Basic income per common share	$0.88	$0.26	$1.17	$6.42

WEIGHTED AVERAGE SHARES OUTSTANDING	16,349	17,204	16,524	17,223

Diluted income per common share:
Income from continuing operations	$0.86	$0.25	$1.15	$0.58
Income from discontinued operations	-	0.01	-	5.76
Diluted income per common share	$0.86	$0.26	$1.15	$6.34

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	16,628	17,417	16,802	17,433

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$14,307	$4,637	$19,316	$120,303
Other comprehensive income:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, pre-tax	2,988	7,204	6,969	11,907
Tax expense on unrealized gains on available-for-sale securities	1,049	2,563	2,509	4,248
Unrealized gains on available-for-sale securities, net of taxes	1,939	4,641	4,460	7,659

Other comprehensive income, net of tax	1,939	4,641	4,460	7,659

COMPREHENSIVE INCOME, NET OF TAX	16,246	9,278	23,776	127,962

Comprehensive (income) loss, net of tax, attributable to
noncontrolling interests:
(Income) loss from noncontrolling interests in subsidiaries	24	(201)	(49)	(9,857)
Other comprehensive income, net of tax, attributable to
noncontrolling interests:
Unrealized gains on available-for-sale securities, net of tax	-	(108)	-	(165)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	-	(108)	-	(165)

COMPREHENSIVE (INCOME) LOSS, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	24	(309)	(49)	(10,022)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$16,270	$8,969	$23,727	$117,940

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

							NON-
			ACCUMULATED				REDEEMABLE
			OTHER	TREASURY		TOTAL IHC	NON-
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	CONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2016	$18,620	$126,468	$(6,964)	$(17,483)	$315,918	$436,559	$2,697	$439,256

Net income					19,267	19,267	36	19,303
Other comprehensive
income, net of tax			4,460			4,460	-	4,460
Repurchases of common stock				(42,105)		(42,105)	-	(42,105)
Distributions to noncontrolling interests							(25)	(25)
Share-based compensation
expenses	5	122				127	-	127

BALANCE AT
JUNE 30, 2017	$18,625	$126,590	$(2,504)	$(59,588)	$335,185	$418,308	$2,708	$421,016

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$19,316	$120,303
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on disposal of discontinued operations, net of tax	-	(109,447)
Amortization of deferred acquisition costs	177	173
Net realized investment gains	(272)	(1,578)
Equity (income) loss from equity method investments	(679)	24
Depreciation and amortization	841	958
Deferred tax expense	2,079	1,062
Other	3,167	4,700
Changes in assets and liabilities:
Net sales of trading securities	-	3,180
Change in insurance liabilities	(66,013)	(22,650)
Change in amounts due from reinsurers	44,506	(5,264)
Change in premium and claim funds	7,917	(2,657)
Change in current income tax liability	(10,756)	(1,303)
Change in due and unpaid premiums	9,066	9,689
Other operating activities	(4,491)	(8,954)

Net change in cash from operating activities	4,858	(11,764)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net sales and maturities of short-term investments	6,849	-
Net sales of securities under resale agreements	14,483	12,053
Sales of fixed maturities	129,327	159,973
Maturities and other repayments of fixed maturities	8,651	30,892
Purchases of fixed maturities	(112,733)	(305,798)
Proceeds on sales of subsidiaries, net of cash divested	-	130,950
Payments to acquire business, net of cash acquired	(12,324)	-
Distributions from other investments	5,246	-
Purchases of other investments	(602)	-
Other investing activities	434	(2,824)

Net change in cash from investing activities	39,331	25,246

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(42,105)	(1,792)
Withdrawals of investment-type insurance contracts	(972)	(978)
Repayments of debt	-	(1,164)
Dividends paid	(1,027)	(780)
Other financing activities	(25)	356

Net change in cash from financing activities	(44,129)	(4,358)

Net change in cash and cash equivalents	60	9,124
Cash and cash equivalents, beginning of year	22,010	17,500

Cash and cash equivalents, end of period	$22,070	$26,624

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 61% of IHC's outstanding common stock at June 30, 2017.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2017 are not necessarily indicative of the results to be anticipated for the entire year.

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

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, additional guidance and technical corrections were issued to clarify certain aspects of the implementation guidance and to clarify the identification of performance obligations. In August 2015, the effective date of this guidance has been deferred. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires one of two specified retrospective methods of application. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company anticipates that any impact will only relate to contracts with customers outside the scope of Accounting Standards Codification Topic 944, Financial Services - Insurance. Our administrative and other service contracts that will be subject to the amendments in this Update are recorded in the Fee Income line item of the Condensed Consolidated Statement of Income and represents approximately 6% of our consolidated revenues for the six months ended March 31, 2017. Management is still in the process of evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and the method of adoption that we will ultimately choose.

Note 2.   Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 279,000 and 278,000 shares for the three months and six months ended June 30, 2017, respectively, and 213,000 and 210,000 shares for the three months and six months ended June 30, 2016, respectively.

The following is a reconciliation of income available to common shareholders used to calculate income per share for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Income from continuing operations, net of tax	$14,307	$4,495	$19,316	$10,391
Less: (Income) loss from continuing operations attributable to
noncontrolling interests	24	(199)	(49)	(305)

Income from continuing operations attributable to IHC
common shareholders	$14,331	$4,296	$19,267	$10,086

Income from discontinued operations, net of tax	$-	$142	$-	$109,912
Less: Income from discontinued operations attributable to
noncontrolling interests	-	(2)	-	(9,552)

Income from discontinued operations attributable to IHC
common shareholders	$-	$140	$-	$100,360

Net income attributable to IHC	$14,331	$4,436	$19,267	$110,446

Note 3.   Discontinued Operations

On March 31, 2016, IHC and a subsidiary of AMIC Holdings, Inc. (“AMIC”), sold the stock of IHC

Risk Solutions, LLC (“Risk Solutions”) to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements. Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life and other IHC subsidiaries. In the six months ended June 30, 2016, the Company recorded a gain of $99,934,000, net of taxes and amounts attributable to noncontrolling interests, as a result of the transaction. The aforementioned transaction, which includes the sale of Risk Solutions and the corresponding coinsurance agreement, is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  IHC’s block of Medical Stop-Loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represented a strategic shift that has had a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as a discontinued operation in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. Aside from reinsurance and marketing of Westport small group stop-loss, there has been no further involvement with the discontinued operation.

The following is a reconciliation of the major line items constituting the pretax profit of discontinued operations included in the Condensed Consolidated Statement of Income for the periods indicated (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Revenue	$-	$6,406
Selling, general and administrative expenses	-	5,689

Pretax profit of discontinued operations	-	717
Gain on disposal of discontinued operations, pretax	-	116,919

Income from discontinued operations, before income taxes	-	117,636
Income taxes (benefits) on discontinued operations	(142)	7,724

Income from discontinued operations	$142	$109,912

Liabilities attributable to discontinued operations at June 30, 2017 and December 31, 2016 consist of $0 and $68,000, respectively, of accounts payable and accrued liabilities.

Total operating cash flows from discontinued operations for the three months and six months ended June 30, 2016 were $0 and $339,000, respectively. The Company elected to classify the proceeds received from the sale of discontinued operations in the investing activities section of Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016.

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

Note 4.   Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	June 30, 2017
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$172,716	$1,002	$(2,815)	$170,903
CMOs - residential (1)	7,188	1	(107)	7,082
U.S. Government obligations	44,057	80	(269)	43,868
Agency MBS - residential (2)	17	-	-	17
GSEs (3)	10,095	1	(202)	9,894
States and political subdivisions	190,242	1,157	(2,892)	188,507
Foreign government obligations	4,324	30	(90)	4,264
Redeemable preferred stocks	10,006	118	(114)	10,010

Total fixed maturities	$438,645	$2,389	$(6,489)	$434,545

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$1,612	$169	$-	$1,781
Nonredeemable preferred stocks	3,588	86	-	3,674

Total equity securities	$5,200	$255	$-	$5,455

	December 31, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$192,976	$209	$(5,490)	$187,695
CMOs - residential (1)	6,021	8	(116)	5,913
U.S. Government obligations	43,417	133	(441)	43,109
Agency MBS - residential (2)	22	1	-	23
GSEs (3)	10,301	1	(422)	9,880
States and political subdivisions	191,146	780	(5,115)	186,811
Foreign government obligations	5,098	13	(157)	4,954
Redeemable preferred stocks	11,454	96	(448)	11,102

Total fixed maturities	$460,435	$1,241	$(12,189)	$449,487

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$1,612	$178	$-	$1,790
Nonredeemable preferred stocks	3,588	30	(75)	3,543

Total equity securities	$5,200	$208	$(75)	$5,333

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$8,176	$8,188
Due after one year through five years	122,486	122,003
Due after five years through ten years	153,500	152,262
Due after ten years	137,182	135,099
Fixed maturities with no single maturity date	17,301	16,993

	$438,645	$434,545

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	June 30, 2017

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$107,013	$1,511	$17,151	$1,304	$124,164	$2,815
CMOs - residential	5,522	107	-	-	5,522	107
U.S. Government obligations	29,830	250	781	19	30,611	269
GSEs	-	-	9,878	202	9,878	202
States and political subdivisions	98,444	1,744	28,241	1,148	126,685	2,892
Foreign government obligations	-	-	3,042	90	3,042	90
Redeemable preferred stocks	-	-	3,649	114	3,649	114
Total fixed maturities	240,809	3,612	62,742	2,877	303,551	6,489

Total temporarily impaired
securities	$240,809	$3,612	$62,742	$2,877	$303,551	$6,489

Number of securities in an
unrealized loss position	108		26		134

	December 31, 2016

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$145,205	$3,818	$19,841	$1,672	$165,046	$5,490
CMO’s - residential	5,038	116	-	-	5,038	116
U.S. Government obligations	28,406	441	-	-	28,406	441
GSEs	3,640	166	6,220	256	9,860	422
States and political subdivisions	144,357	4,561	18,132	554	162,489	5,115
Foreign government obligations	3,738	157	-	-	3,738	157
Redeemable preferred stocks	-	-	3,315	448	3,315	448
Total fixed maturities	330,384	9,259	47,508	2,930	377,892	12,189

Nonredeemable preferred stocks	826	25	1,277	50	2,103	75
Total equity securities	826	25	1,277	50	2,103	75

Total temporarily impaired
securities	$331,210	$9,284	$48,785	$2,980	$379,995	$12,264

Number of securities in an
unrealized loss position	156		23		179

Substantially all of the unrealized losses on fixed maturities available-for-sale at June 30, 2017 and December 31, 2016 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Net realized investment gains are as follows for periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Available-for-sale securities:
Fixed maturities	$146	$993	$343	$1,621
Total available-for-sale securities	146	993	343	1,621

Trading securities	-	-	-	-
Total realized gains	146	993	343	1,621

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(47)	26	(72)	(44)
Total unrealized gains (losses) on trading securities	(47)	26	(72)	(44)

Gains (losses) on other investments	1	(1)	1	1

Net realized investment gains	$100	$1,018	$272	$1,578

For the three months and six months ended June 30, 2017, proceeds from sales of available-for-sale securities, excluding paydowns and maturities, were $50,521,000 and $127,977,000, respectively, and the Company realized gross gains of $349,000 and $1,305,000, respectively, and gross losses of $121,000 and $844,000, respectively, on those sales. For the three months and six months ended June 30, 2016, proceeds from sales of available-for-sale securities, excluding paydowns and maturities, were $127,942,000 and $159,436,000, respectively, and the Company realized gross gains of $1,238,000 and $1,853,000, respectively, and gross losses of $164,000 and $181,000, respectively, on those sales.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1G(iv) to the Consolidated Financial Statements in the 2016 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities. The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first six months of 2017 or 2016.

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Balance at beginning of year	$-	$-	$-	$473
Securities sold	-	-	-	(473)

Balance at end of period	$-	$-	$-	$-

Note 5.Fair Value Disclosures

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

Trading securities:

Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$170,903	$-	$170,903
CMOs - residential	-	7,082	-	7,082
US Government obligations	-	43,868	-	43,868
Agency MBS - residential	-	17	-	17
GSEs	-	9,894	-	9,894
States and political subdivisions	-	186,551	1,956	188,507
Foreign government obligations	-	4,264	-	4,264
Redeemable preferred stocks	10,010	-	-	10,010
Total fixed maturities	10,010	422,579	1,956	434,545

Equity securities available-for-sale:
Common stocks	1,781	-	-	1,781
Nonredeemable preferred stocks	3,674	-	-	3,674
Total equity securities	5,455	-	-	5,455

Trading securities - equities	520	-	-	520
Total trading securities	520	-	-	520

Total Financial Assets	$15,985	$422,579	$1,956	$440,520

	December 31, 2016
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$187,695	$-	$187,695
CMOs - residential	-	5,913	-	5,913
US Government obligations	-	43,109	-	43,109
Agency MBS - residential	-	23	-	23
GSEs	-	9,880	-	9,880
States and political subdivisions	-	184,778	2,033	186,811
Foreign government obligations	-	4,954	-	4,954
Redeemable preferred stocks	11,102	-	-	11,102
Total fixed maturities	11,102	436,352	2,033	449,487

Equity securities available-for-sale:
Common stocks	1,790	-	-	1,790
Nonredeemable preferred stocks	3,543	-	-	3,543
Total equity securities	5,333	-	-	5,333

Trading securities - equities	592	-	-	592
Total trading securities	592	-	-	592

Total Financial Assets	$17,027	$436,352	$2,033	$455,412

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

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017		2016
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,995	$1,995	$2,143	$2,143

Increases (decreases) recognized in earnings:
Net realized investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(9)	(9)	(10)	(10)

Repayments and amortization of
fixed maturities	(30)	(30)	(26)	(26)
Sales	-	-	-	-

Balance at end of period	$1,956	$1,956	$2,107	$2,107

	Six Months Ended June 30,
	2017		2016
	States and	Total		States and	Total
	Political	Level 3	CMOs	Political	Level 3
	Subdivisions	Assets	Commercial	Subdivisions	Assets

Beginning balance	$2,033	$2,033	$1,195	$2,179	$3,374

Gains (losses) included in earnings:
Net investment income	-	-	-	-	-
Net realized investment gains	-	-	141	-	141
Other income	-	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(18)	(18)	(296)	(21)	(317)

Repayments and amortization of
fixed maturities	(59)	(59)	(74)	(51)	(125)
Sales	-	-	(966)	-	(966)

Balance at end of period	$1,956	$1,956	$-	$2,107	$2,107

During 2016, the Company had contingent liabilities classified in Level 3 of the fair value hierarchy. These liabilities were paid out by December 31, 2016; there were no comparable amounts in 2017. The following table presents the changes in fair value of our Level 3 financial liabilities for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
		Total		Total
	Contingent	Level 3	Contingent	Level 3
	Liabilities	Liabilities	Liabilities	Liabilities

Beginning balance	$1,555	$1,555	$1,650	$1,650

Gains (losses) included in earnings:
Net investment income	(110)	(110)	(743)	(743)
Other income	-	-	538	538

Balance at end of period	$1,445	$1,445	$1,445	$1,445

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$50	$-	$50	$6,912	$-	$6,912

FINANCIAL LIABILITIES:
Funds on deposit	$-	$147,000	$146,702	$-	$146,098	$145,749

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIEs through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $3,462,000 carrying value in these equity investments that are included in other investments in the Condensed Consolidated Balance Sheet as of June 30, 2017.

Note 7.   Acquisition of PetPartners, Inc.

On March 24, 2017 (the "Acquisition Date"), the Company acquired 85% of the stock of PetPartners, Inc. (“PetPartners”), a pet insurance marketing and administration company, for a purchase price of $12,713,000, subject to certain post-closing adjustments. The Company acquired PetPartners for the purpose of owning additional distribution and administration sources for its pet insurance. Any time after March 24, 2019, shares owned by the noncontrolling interest are putable to the Company at fair value and are therefore presented on the balance sheet as a redeemable noncontrolling interest.

Upon the acquisition, the Company consolidated the assets and liabilities of PetPartners. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of PetPartners on the Acquisition Date based on their respective fair values (in thousands):

Cash	$390
Intangible assets	5,880
Other assets	567

Total identifiable assets	6,837

Other liabilities	174
Deferred tax liability	1,069

Total liabilities	1,243

Net identifiable assets acquired	$5,594

Redeemable noncontrolling interest	$2,005

In connection with the acquisition, the Company recorded $9,124,000 of goodwill and $5,880,000 of intangible assets (see Note 8). Goodwill reflects the synergies between PetPartners and Independence American as PetPartners will provide Independence American with increased distribution sources for its pet insurance business through its marketing relationship with the American Kennel Club. Goodwill was calculated as the excess of the sum of: (i) the acquisition date fair value of total cash consideration transferred of $12,713,000; and (ii) the fair value of the redeemable noncontrolling interest in PetPartners of $2,005,000 on the acquisition date; over (iii) the net identifiable assets of $5,594,000 that were acquired. The enterprise value of PetPartners was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings of PetPartners including a control premium.  The fair value of the redeemable noncontrolling interest was determined based upon their percentage of the PetPartners enterprise value discounted for a lack of control. The fair value of the acquired identifiable intangible assets and deferred taxes are provisional pending receipt of the final valuations for those assets and liabilities.  The

Company expects to finalize the preliminary estimates of the fair value of the intangible assets and deferred taxes by the end of this year. Acquisition-related costs, primarily legal and consulting fees, were expensed and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Income.

For the period from the Acquisition Date to June 30, 2017, the Company’s Condensed Consolidated Statement of Income includes revenues of $1,339,000 and $1,453,000, respectively, for the three months and six months ended June 30, 2017, and net income of $72,000 and $87,000, respectively, for the three months and six months ended June 30, 2017 from PetPartners.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition date was January 1, 2016 are not material and accordingly are omitted.

Note 8.   Goodwill and Other Intangible Assets

The carrying amount of goodwill was $50,697,000 and $41,573,000 at June 30, 2017 and December 31, 2016, respectively.

The Company has net other intangible assets of $15,454,000 and $10,122,000 at June 30, 2017 and December 31, 2016, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	June 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$17,253	$11,456	$13,052	$11,882
Domain	1,000	75	1,000	25
Software systems	780	25	-	-
Total finite-lived	19,033	$11,556	$14,052	$11,907

	June 30,	December 31,
	2017	2016
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

In connection with the acquisition of PetPartners in the first quarter of 2017 discussed in Note 7, the Company recorded $9,124,000 of goodwill and $5,880,000 of intangible assets associated with the Specialty Health segment. None of the goodwill is deductible for income tax purposes. The intangible assets primarily represent the fair value of customer relationships and are being amortized over a weighted average period of 9.6 years.

Amortization expense was $394,000 and $548,000 for the three months and six months ended June 30, 2017, respectively, and was $351,000 and $691,000 for the three months and six months ended June 30, 2016, respectively.

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

As a result of the winding down of operations and dissolution of IHC Administrative Services, Inc. (“IHC AS”), a subsidiary of IHC, in the quarter ended June 30, 2017, the Company recognized an estimated $11,589,000 income tax benefit on a worthless stock deduction of $33,110,000 representing the Company’s tax basis related to its unrecovered investment in IHC AS. Management believes that it is more likely than not that the Company will realize the income tax benefit of this worthless stock deduction. Excluding this tax benefit, the differences between the Federal statutory income tax rate of 35% and the Company’s effective income tax rate resulted principally from the dividends received deduction and tax exempt interest income, state and local income taxes, and health insurer specific tax provisions.

Note 10.   Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated IBNR reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	Six Months Ended
	June 30,
	2017	2016

Balance at beginning of year	$219,113	$245,443
Less: reinsurance recoverable	88,853	65,362
Net balance at beginning of year	130,260	180,081

Amount incurred, related to:
Current year	78,482	74,468
Prior years	(7,669)	(6,192)

Total incurred	70,813	68,276

Amount paid, related to:
Current year	24,034	26,011
Prior years	44,419	101,225

Total paid	68,453	127,236

Net balance at end of year	132,620	121,121
Plus: reinsurance recoverable	48,945	126,447
Balance at end of year	$181,565	$247,568

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $7,669,000 in 2017 related to prior years consists of favorable developments of $2,679,000 in the Medical Stop-Loss reserves, $2,793,000 in the group disability reserves and $2,262,000 in the other individual life, annuities and other reserves, partially offset by an unfavorable development of $65,000 in Specialty Health reserves.  The overall net favorable development of $6,192,000 in 2016 related to prior years primarily consists of favorable developments of $8,888,000 in the group disability reserves, and $494,000 in Medical Stop-Loss reserves, partially offset by an unfavorable development of $3,195,000 in Specialty health reserves.

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

	Specialty Health Segment
	Health Insurance Claims
	Six Months Ended
	June 30,
	2017	2016

Balance at beginning of year	$27,183	$23,425
Less: reinsurance recoverable	1,179	1,362
Net balance at beginning of year	26,004	22,063

Amount incurred, related to:
Current year	25,514	26,574
Prior years	343	(222)

Total incurred	25,857	26,352

Amount paid, related to:
Current year	2,927	9,281
Prior years	17,355	15,634

Total paid	20,282	24,915

Net balance at end of year	31,579	23,500
Plus: reinsurance recoverable	666	848
Balance at end of year	$32,245	$24,348

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims was $31,579,000 at June 30, 2017.

Note 11.   Stockholders’ Equity

Treasury Stock

In 2017, the Company repurchased 2,109,887 shares of its common stock for an aggregate cost of $42,105,000. Of that amount, 703,000 shares were repurchased in private transactions for an aggregate cost of $13,975,000, 1,385,118 shares were repurchased for an aggregate cost of $27,702,000 pursuant to the terms of a tender offer and the remaining shares were repurchased in the open market.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Beginning balance	$(4,443)	$(479)	$(6,964)	$(3,440)

Other comprehensive income (loss) before reclassifications	2,009	5,280	4,678	8,704
Amounts reclassified from accumulated OCI	(70)	(639)	(218)	(1,045)
Net other comprehensive income	1,939	4,641	4,460	7,659

Less: Other comprehensive income attributable
to noncontrolling interests	-	(108)	-	(165)

Ending balance	$(2,504)	$4,054	$(2,504)	$4,054

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$146	$993	$343	$1,621

Income before income tax	146	993	343	1,621
Tax effect	76	354	125	576

Net income	$70	$639	$218	$1,045

Note 12.   Share-Based Compensation

IHC has a share-based compensation plan. AMIC had a plan, which has now been terminated. The following is a summary of the activity pertaining to each of these plans.

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

At June 30, 2017, there were 1,133,100 shares available for future stock-based compensation grants under IHC’s stock incentive plan. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
IHC’s Share-based Compensation Plan:
Stock options	$35	$-	$69	$170
Restricted stock units	27	21	58	44
SARs	119	209	53	467

Share-based compensation expense, pre-tax	181	230	180	681
Tax benefits	72	91	72	271

Share-based compensation expense, net	$109	$139	$108	$410

Stock Options

The IHC’s stock option activity during 2017 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2016	697,180	$11.75
Exercised	-	-
June 30, 2017	697,180	$11.75

In 2016, option agreements affecting 13 employees were modified to extend the expirations of their terms from 2017 to 2019 and, as a result, the Company recorded incremental compensation costs of $170,000. In 2016, IHC received $70,000 in cash from the exercise of stock options with an aggregate intrinsic value of $56,000 and realized $12,000 of tax benefits.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	June 30, 2017
	Outstanding	Exercisable

Number of options	697,180	540,180
Weighted average exercise price per share	$11.75	$9.37
Aggregate intrinsic value for all options (in thousands)	$6,066	$5,987
Weighted average contractual term remaining	2.0 years	1.3 years

At June 30, 2017, the total unrecognized compensation cost related to IHC’s non-vested stock options was $335,000 and it is expected to be recognized as compensation expense over a weighted average period of 2.4 years.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2017:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2016	17,325	$16.20
Vested	(4,950)	12.53

June 30, 2017	12,375	$17.68

The total fair value of restricted stock that vested during the first six months of 2017 and 2016 was $94,000 and $120,000, respectively. IHC granted no restricted stock awards during the six months ended June 30, 2017 and 2016.

At June 30, 2017, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $177,000 which is expected to be recognized as compensation expense over a weighted average period of 2.1 years.

SARs

IHC had 64,900 and 71,500 of SAR awards outstanding at June 30, 2017 and December 31, 2016, respectively. In the first six months of 2017, 6,600 SARs were exercised with an aggregate intrinsic value of $64,000. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 are liabilities of $866,000 and $876,000, respectively, pertaining to SARs.

B)  AMIC Share-Based Compensation Plan

AMIC’s share-based compensation plan was terminated in 2016. AMIC recorded $7,000 and $14,000 of share-based compensation expense net of tax benefits of $4,000, and $7,000, respectively, for the three months and six months ended June 30, 2016. Additionally,

AMIC received $262,000 in cash from the exercise of stock options with an intrinsic value of $212,000.

Note 13.   Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $222,000 and $5,694,000 during the six months ended June 30, 2017 and 2016.

Cash payments for interest were $0 and $957,000 during the six months ended June 30, 2017 and 2016, respectively.

Note 14.    Contingencies

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against the Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The

Defendants have responded timely to the Complaint by filing a Motion to Compel Arbitration and Dismiss or Stay.

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Specialty Health	$54,573	$41,683	$96,790	$81,770
Group disability; life and DBL	26,467	25,677	52,873	51,213
Individual life, annuities and other (A)	509	585	1,039	1,336
Medical Stop-Loss (A)	114	8,114	1,973	15,964
Corporate	474	619	1,130	1,730
	82,137	76,678	153,805	152,013
Net realized investment gains	100	1,018	272	1,578
Total revenues	$82,237	$77,696	$154,077	$153,591

Income from continuing operations
before income taxes:
Specialty Health (B)	$1,531	$1,990	$4,174	$2,385
Group disability; life and DBL	2,151	1,509	7,633	8,210
Individual life, annuities and other (A) (C)	83	315	(147)	(1,478)
Medical Stop-Loss (A)	2,465	3,948	3,290	11,750
Corporate	(2,402)	(1,458)	(3,747)	(5,198)
	3,828	6,304	11,203	15,669
Net realized investment gains	100	1,018	272	1,578
Interest expense	-	(473)	-	(926)

Income from continuing operations
before income taxes	$3,928	$6,849	$11,475	$16,321

(A)   Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)   The Specialty Health segment includes amortization of intangible assets. Total amortization expense was $394,000 and $351,000 for the three months ended June 30, 2017 and 2016, respectively, and was $548,000 and $691,000, respectively, for the six months ended June 30, 2017 and 2016.

(C)   The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $285,000 and $283,000 for the three months ended June 30, 2017 and 2016, respectively, and $570,000 and $1,653,000 for the six months ended June 30, 2017 and 2016, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$82,237	$77,696	$154,077	$153,591
Expenses	78,309	70,847	142,602	137,270

Income from continuing operations before income taxes	3,928	6,849	11,475	16,321
Income taxes (benefits)	(10,379)	2,354	(7,841)	5,930

Income from continuing operations, net of tax	14,307	4,495	19,316	10,391

Income from discontinued operations	-	142	-	109,912

Net income	14,307	4,637	19,316	120,303

Less: (Income) loss from noncontrolling interests in subsidiaries	24	(201)	(49)	(9,857)

Net income attributable to IHC	$14,331	$4,436	$19,267	$110,446

•Income from continuing operations of $.86 per share, diluted, for the three months ended June 30, 2017 compared to $.25 per share, diluted, for the same period in 2016. Income from continuing operations of $1.15 per share, diluted, for the six months ended June 30, 2017 compared to $.58 per share, diluted, for the same period in 2016.

•Income taxes for the three months and six months ended June 30, 2017, include an income tax benefit of $11.6 million on the tax basis in an unrecovered investment in a subsidiary.

•Consolidated investment yields (on an annualized basis) of 3.2% and 3.0% for the three months and six months ended June 30, 2017, respectively, compared to 2.8% for both comparable periods in 2016;

•Book value of $27.89 per common share at June 30, 2017 compared to $25.53 at December 31, 2016.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $1.5 million of income before taxes for the three months ended June 30, 2017 as compared to $2.0 million for the comparable period in 2016; and reported $4.2 million of income before taxes for the six months ended June 30, 2017 compared to $2.4 million for the same period in 2016.

oPremiums earned increased $9.7 million and $12.4 million for the three and six months ended June 30, 2017, respectively, over the comparable periods in 2016. For the three months and six months ended June 30, 2017, short term medical premiums increased $3.7 million and $7.7 million, respectively, and fixed indemnity limited benefit premiums increased $7.3 million and $8.7 million, respectively, as a result of the strategic decision to focus on ancillary products and growing demand for these products. Premium increases in these lines were partially offset by reduced premium volume in occupational accident business following the sale of Accident Insurance Services, Inc., our primary producer of occupational accident business, in 2016 and other lines in run-off.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Premiums Earned	$47,167	$37,539	$85,149	$72,706
Insurance Benefits, Claims & Reserves	24,695	20,479	42,773	38,648
Expenses	23,107	15,953	41,780	32,531

Loss Ratio (A)	52.4%	54.6%	50.2%	53.2%
Expense Ratio (B)	49.0%	42.5%	49.1%	44.7%
Combined Ratio (C)	101.4%	97.1%	99.3%	97.9%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oAlthough the loss ratios for the three months and six months in 2017 are lower than in the comparable periods in 2016, the expense ratios are higher in 2017 because of changes in the mix of products within the Specialty Health segment and as a result of the reallocation of certain fixed costs from the Medical Stop-Loss segment to the Specialty Health segment as the premium volume of one segment shrinks and the other one grows. In addition, the Company continues to experience poor performance on the runout business underwritten by its occupational accident agency sold in the third quarter of 2016.  Excluding this business, the Company would have reported a Combined Ratio of 97.7% and 98.3% for the three months and six months ended June 30, 2017, respectively.

•Income before taxes from the Group disability, life, annuities and DBL segment increased $0.7 million for the three months ended June 30, 2017 and decreased $0.6 million for the six months ended June 30, 2017 compared to the same periods in 2016. The decrease in the six-month results primarily reflects a decrease in the group term life lines due to higher claims in 2017 and lower income from the international line due to run-off of that line of business.

•The Individual life, annuities and other segment reported income before income taxes of $0.1 million and $(0.1) million for the three months and six months ended June 30, 2017, respectively, compared with $0.3 million and $(1.5) million for the comparable periods ended June 30, 2016.  The losses in 2016 were related to the accelerated amortization of deferred costs in connection with the assumption of certain ceded life and annuity policies for which there are no comparable amounts in 2017.

•The Medical Stop-Loss segment reported income before taxes of $2.5 million and $3.3 million for the three months and six months ended June 30, 2017 as compared to $3.9 million and $11.8 million for the comparable periods in 2016. Income from the Medical Stop-loss segment is principally due to lower loss ratios on the runout of reserves due to the sale of Risk Solutions and exit from the medical stop-loss business. Premiums earned and amounts recorded for benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the remaining blocks of medical stop-loss business in run-off.

•Losses before tax from the Corporate segment increased $0.9 million  and decreased $1.5 million in the three months and six months ended June 30, 2017 over the comparable periods of 2016 primarily due to changes in share-based compensation, consulting, legal and accounting expenses; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gross Direct and Assumed
Earned Premiums:	2017	2016	2017	2016

Specialty Health	$48,963	$39,823	$88,842	$77,689
Group disability, life and DBL	31,892	30,427	63,912	60,703
Individual, life, annuities and other	6,607	3,954	13,605	8,707
Medical Stop-Loss	2,754	75,581	10,312	158,925

	$90,216	$149,785	$176,671	$306,024

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Direct and Assumed
Earned Premiums:	2017	2016	2017	2016

Specialty Health	$47,167	$37,539	$85,149	$72,706
Group disability, life and DBL	24,726	23,842	49,417	47,469
Individual, life, annuities and other	38	(4)	53	11
Medical Stop-Loss	(4)	4,250	249	8,003

	$71,927	$65,627	$134,868	$128,189

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  During the six months ended June 30, 2017, there were no additions to or changes in the critical accounting policies disclosed in the 2016 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2017	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$47,167	1,506	5,900	24,695	28,347	$1,531
Group disability,
life and DBL	24,726	1,628	113	16,059	8,257	2,151
Individual life,
annuities and other	38	375	96	79	347	83
Medical Stop-Loss	(4)	117	1	(3,509)	1,158	2,465
Corporate	-	474	-	-	2,876	(2,402)
Sub total	$71,927	$4,100	$6,110	$37,324	40,985	3,828

Net realized investment gains						100
Income from continuing operations before income taxes						3,928
Income tax benefits						(10,379)
Income from continuing operations, net of tax						$14,307

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2016	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$37,539	707	3,437	20,479	19,214	$1,990
Group disability,
life and DBL	23,842	1,651	184	15,064	9,104	1,509
Individual life,
annuities and other	(4)	479	110	400	(130)	315
Medical Stop-Loss	4,250	804	3,060	4,534	(368)	3,948
Corporate	-	619	-	-	2,077	(1,458)
Sub total	$65,627	$4,260	$6,791	$40,477	$29,897	6,304

Net realized investment gains						1,018
Interest expense on debt						(473)
Income from continuing operations before income taxes						6,849
Income taxes						2,354
Income from continuing operations, net of tax						$4,495

Premiums Earned

In the second quarter of 2017, premiums earned increased $6.3 million over the comparable period of 2016. The increase is primarily due to: (i) an increase of $9.7 million in the Specialty Health segment principally as a result of a $3.7 million increase in premiums from the short-term medical line of business, a $7.3 million increase in the fixed indemnity limited benefit line and a $0.8 million increase in the pet line of business, partially offset by a decrease of $0.5 million in the dental line of business and a $2.0 million decrease in occupational accident premiums due to the run-off of this line following the sale of our primary producer of this business in the third quarter of 2016; and (ii) a $0.9 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume in the LTD and DBL lines, partially offset by (iii) a decrease of $4.3 million in the Medical Stop-Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, as further described in Note 3.

Net Investment Income

Total net investment income decreased $0.2 million over the comparable period in 2016. The overall annualized investment yields were 3.2% and 2.8% in the second quarter of 2017 and 2016, respectively. The increased yield in 2017 is primarily due to higher returns on partnership investments. The overall decrease in net investment income was primarily the result of a decrease in average invested assets largely due to the retirement of debt in the fourth quarter of 2016.

The annualized investment yields on bonds, equities and short-term investments were 3.0% and 2.8% in the second quarter of 2017 and 2016, respectively. IHC has approximately $152.2 million in highly rated shorter duration securities earning on average 1.7%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $0.1 million in 2017 compared to $1.0 million in 2016.  These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $2.3 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016 primarily due to fee income earned by PetPartners, our recently acquired subsidiary, with no comparable amounts in 2016, and increased fee income as a result  of higher premium volume in certain lines of the specialty health business, partially offset by the lack of agency fees in 2017 from Accident Insurance Services, Inc., our primary producer of the Occupational Accident line of business, which was sold in the third quarter of 2016.

Other income in the second quarter of 2017 decreased $3.0 million from the same period in 2016 primarily due to the run-off of fees received in conjunction with the diminished administration of the Medical Stop-Loss segment.

Insurance Benefits, Claims and Reserves

In the second quarter of 2017, insurance benefits, claims and reserves decreased $3.2 million over the comparable period in 2016. The decrease is primarily attributable to: (i) a decrease of $8.0 million in the Medical Stop-Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; partially offset by (ii) an increase of $4.2 million in the Specialty Health segment, primarily due to increases of $2.1 million, $1.7 million and $0.6 million in claims from the short term medical,  fixed indemnity limited benefit and international lines of business, respectively, due to increases in volume; and (iii) an increase of $1.0 million in benefits, claims and reserves in the Group disability, life, annuities and DBL segment, primarily due to growth in this line and higher loss ratios on group term life and LTD lines business.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $11.1 million over the comparable period in 2016. The increase is primarily attributable to: (i) a $9.1 million increase in the Specialty Health segment primarily due to administrative and commission expenses associated with the increased premium volume in the short term medical and fixed indemnity limited benefit lines, and agency expenses from PetPartners with no comparable expenses in the prior year; (ii) an increase of $1.5 million in the Medical

Stop-Loss segment primarily due to a credit in premium taxes in 2016 with no comparable amount for 2017; and (iii) an increase of $0.8 million in Corporate due to an increase in audit, legal, share-based compensation and consulting fees.

Income Taxes

In 2017, the Company wound down the operations and dissolved a subsidiary recognizing an estimated $11.6 million income tax benefit on a worthless stock deduction of $33.1 million, representing the Company’s tax basis related to its unrecovered investment in that subsidiary. Excluding these tax benefits, the effective tax rate for the three months ended June 30, 2017 was 30.8% compared to 34.4% for the three months ended 2016. The lower tax rate is primarily due to: (i) an increase in benefits from tax-advantaged securities as a percentage of income in 2017; (ii) a decrease in state taxes as a percentage of income; and (iii) a decrease in non-deductible expenses.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2017	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$85,149	2,426	9,215	42,773	49,843	$4,174
Group disability,
life and DBL	49,417	3,192	264	28,897	16,343	7,633
Individual life,
annuities and other	53	783	203	321	865	(147)
Medical Stop-Loss	249	480	1,244	(2,456)	1,139	3,290
Corporate	-	1,130	-	-	4,877	(3,747)
Sub total	$134,868	$8,011	$10,926	$69,535	$73,067	11,203

Net realized investment gains						272
Income from continuing operations before income taxes						11,475
Income tax benefits						(7,841)
Income from continuing operations, net of tax						$19,316

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2016	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$72,706	1,063	8,001	38,648	40,737	$2,385
Group disability,
life and DBL	47,469	3,246	498	25,551	17,452	8,210
Individual life,
annuities and other	11	867	458	654	2,160	(1,478)
Medical Stop-Loss	8,003	1,840	6,121	6,367	(2,153)	11,750
Corporate	-	1,680	50	-	6,928	(5,198)
Sub total	$128,189	$8,696	$15,128	$71,220	$65,124	15,669

Net realized investment gains						1,578
Interest expense on debt						(926)
Income from continuing operations before income taxes						16,321
Income taxes						5,930
Income from continuing operations, net of tax						$10,391

Premiums Earned

In the first six months of 2017, premiums earned increased $6.7 million over the comparable period of 2016. The increase is primarily due to: (i) an increase of $12.4 million in the Specialty Health segment principally as a result of a $7.7 million increase in premiums from the short term medical line of business, a

$8.7 million increase in the fixed indemnity limited benefit line and a $1.7 million increase in the pet line of business, partially offset by a decrease of $2.1 million in the dental line of business and a $3.0 million decrease in occupational accident business premiums due to the run-off of this line following the sale of our primary producer of this business, in the third quarter of 2016; and (ii) a $2.0 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume in the LTD, DBL and group term life lines, partially offset by (iii) a decrease of $7.7 million in the Medical Stop-Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3.

Net Investment Income

Total net investment income decreased $0.7 million over the comparable period in 2016. The overall annualized investment yields were 3.0% and 2.8% in the first six months of 2017 and 2016, respectively. The overall decrease was primarily the result of a decrease in average invested assets largely due to the retirement of debt in the fourth quarter of 2016.

The annualized investment yields on bonds, equities and short-term investments were 3.0% and 2.9% in the first six months of 2017 and 2016, respectively. IHC has approximately $152.2 million in highly rated shorter duration securities earning on average 1.7%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains

The Company had net realized investment gains of $0.3 million in the first six months of 2017 compared to $1.6 million in 2016.  These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $0.4 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016 primarily due to fee income earned by PetPartners, our recently acquired subsidiary, with no comparable amounts in 2016, and increased fee income as a result  of higher premium volume in certain lines of the specialty health business, partially offset by the lack of agency fees in 2017 from Accident Insurance Services, Inc., our primary producer of the Occupational Accident line of business, which was sold in the third quarter of 2016.

Other income in the first six months of 2017 decreased $4.6 million from the same period in 2016 primarily due to the run-off of fees received in conjunction with the diminished administration of the Medical Stop-Loss segment.

Insurance Benefits, Claims and Reserves

In the first six months of 2017, insurance benefits, claims and reserves decreased $1.7 million over the comparable period in 2016. The decrease is primarily attributable to: (i) a decrease of $8.8 million in the Medical Stop-Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; partially offset by (ii) an increase of $4.2 million in the Specialty Health segment, primarily due to an increase of $3.6 million in the major medical line of business due to favorable development of this line in 2016 with no comparable amount in 2017, and increases of $4.2 million, $1.4 million and $0.7 million in the benefits and claims of short term medical, pet and fixed indemnity limited benefit lines of business, respectively, due to increases in volume, partially offset by a $4.9 million decrease in benefits, claims and reserves related to the run-off of the occupational accident line of business and a $0.9 million decrease in the dental line due to lower premiums; and (iii) an increase of $3.3 million in benefits, claims and reserves in the Group disability, life, annuities and DBL segment, primarily due to growth in this line and increased loss ratios on group term life and LTD lines of business.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $8.0 million over the comparable period in 2016. The increase is primarily attributable to: (i) a $9.1 million increase in the Specialty Health segment primarily due to administrative and commission expenses associated with the increased premium volume in the short term medical and fixed indemnity limited benefit lines, and agency expenses from our recently acquired subsidiary with no comparable expenses in the prior year, partially offset by a decrease in administrative expenses in 2017 from Accident Insurance Services, Inc., our primary producer of Occupational Accident line of business, which was sold in the third quarter of 2016; (ii) an increase of $3.3 million in the Medical Stop-Loss segment primarily due to a credit in premium taxes in 2016 with no comparable amount for 2017; partially offset by (iii) a decrease of $1.1 million in the Group disability, life, annuities and DBL segment primarily due to decreased commission expense (iv) a decrease of $1.3 million in the Individual life, annuity and other segment largely due to lower amortization of deferred costs and general expenses from business in run-off; and (v) a decrease of $2.0 million in Corporate due to a decrease in audit and consulting fees.

Income Taxes

In 2017, the Company wound down the operations and dissolved a subsidiary recognizing an estimated $11.6 million income tax benefit on a worthless stock deduction of $33.1 million, representing the Company’s tax basis related to its unrecovered investment in that subsidiary. Excluding these tax benefits, the effective tax rate for the six months ended June 30, 2017 was 32.7% compared to 36.3% for the six months ended 2016. The lower tax rate is primarily due to: (i) an increase in benefits from tax-advantaged securities as a percentage of income in 2017; (ii) a decrease in state taxes as a percentage of income; and (iii) a decrease in non-deductible expenses.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the six months ended June 30, 2017 or 2016.

Cash Flows

The Company had $22.1 million and $22.0 million of cash and cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

For the six months ended June 30, 2017, investment activities provided $39.3 million of cash, primarily the result of sales of investment securities, net of $12.3 million cash paid to acquire PetPartners. Financing activities utilized $44.1 million of cash, of which $42.1 million was utilized for treasury share purchases.

On May 26, 2017, IHC commenced a tender offer to purchase up to 2,000,000 shares of its common stock at a price per share of $20.00, net, to the seller in cash. On June 26, 2017, at the close of business, the offer expired and the Company accepted for purchase 1,385,118 shares of its common stock at $20.00 per share, for an aggregate purchase price of $27.7 million. The tender offer was fully funded through corporate liquidity.

The Company has $399.9 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2017, cash received from the maturities and other repayments of fixed maturities was $8.7 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $395.8 million at June 30, 2017 compared to $440.3 million at December 31, 2016. The decrease is primarily attributable to the decrease in medical stop-loss reserves that are 100% coinsured. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2017.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	June 30,	December 31,
	2017	2016

Specialty Health	$55,431	$50,237
Group Disability	106,297	104,428
Individual A&H and Other	9,452	9,688
Medical Stop-Loss	10,385	54,760

	$181,565	$219,113

The primary assumption in the determination of Specialty Health reserves is that historical claim development patterns are representative of future claim development patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for policy benefits and claims for specialty health and disability coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The Company has business that is serviced by third-party administrators.  From time to time, there are changes in the timing of claims processing due to any number of factors including, but not limited to, system conversions and staffing changes during the year.  These changes are monitored by the Company and the effects of these changes are taken into consideration during the claim reserving process. Since our analysis considered a variety of outcomes related to these factors, the Company does not believe that any reasonably likely change in these factors will have a material effect on the

Company’s financial condition, results of operations, or liquidity.

The Company’s disability business is comprised of group disability and DBL. The two “primary” assumptions on which disability policy benefits and claims are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, the Company would increase reserves because there would be more new claims than expected.  In regard to the assumed recovery rate, if disabled lives recover more quickly than anticipated, then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased. Advancements in medical treatments could affect future recovery, termination, and mortality rates. The Company does not believe that reasonably likely changes in its “primary” assumptions would have a material effect on the Company’s financial condition, results of operations, or liquidity.

The $18.3 million decrease in IHC’s stockholders' equity in the first six months of 2017 is primarily due to $19.3 million of net income attributable to IHC and $4.5 million of other comprehensive income attributable to IHC, reduced by $42.1 million of treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $6.5 million at June 30, 2017, 100% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company does not have any non-performing fixed maturities at June 30, 2017.

The Company reviews its investments regularly and monitors its investments continually for impairments. There were no securities with fair values less than 80% of their amortized cost at June 30, 2017 and the Company did not record any other-than-temporary impairment losses in the six months ended June 30, 2017 or 2016.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2017. In 2017, the Company recorded $7.3 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2017, is not materially different from that reported in the schedule of such obligations at December 31, 2016 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For 2017, the Company anticipates that we will:

•Continue to show significant increases in specialty health premiums (including hospital indemnity, group limited medical and group gap and other supplemental health products, such as accident medical, gap and critical illness products).  We have seen an increase in demand for these products this year, which appears to be accelerating given the disruption in the market for ACA plans.  In the event that carriers continue to exit the ACA market and get approval for substantial rate increases in those markets in which they remain, IHC believes it is likely that we will experience significant increases in sales of our products during Open Enrollment and throughout 2018. In anticipation of this growth we have begun to make material enhancements to our systems and infrastructure and will contribute additional capital to the insurance companies if needed.

•Continue to increase IHC’s emphasis on lead generation for its direct-to-consumer and career advisor distribution initiatives, as well as expanding our controlled sales through our call center, career model and transactional websites as a result of the acquisition of PetPlace.com, IHC’s ownership of HealtheDeals.com, and AspiraAmas and its investment in HealthInsurance.org.

•Expand sales of our specialty health products as a result of private-label and white-label distribution arrangements with large national partners and our equity investments last year in two call center agencies and a worksite marketing company.

•Diversify the distribution and administration of our pet insurance as a result of the acquisition of Pet Partners Inc.

•Experience continued increases in premiums from group long-term and short-term disability driven by higher retention amounts and a full year of premiums generated by a relatively new distribution partnership.

•Continue to evaluate strategic transactions. We plan to continue to deploy some of our cash to make additional investments and acquisitions that will continue to bolster existing or new lines of business.

•Continue to focus on administrative efficiencies.

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

As a result of the sale of Risk Solutions, IHC remains highly liquid with excess capital; however, we have used some of this capital to make equity investments, retire debt and purchase IHC stock.  If the

Specialty Health business were to grow exponentially as a result of the turmoil in the major medical markets, IHC may need to contribute additional capital to one or more of its carriers.  While the run-off of the Medical Stop-Loss line of business has had a negative impact on future earnings, the growth in our other lines of business are expected to offset this reduction in earnings.

Subject to making additional repurchases, acquisitions, investments and capital contributions to support growth, the Company will remain highly liquid in 2017 as a result of the continuing shorter duration of the portfolio. IHC has approximately $152.2 million in highly rated shorter duration securities earning on average 1.7%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

On June 26, 2017, IHC purchased 1,385,118 shares pursuant to a tender offer to purchase up to 2,000,000 shares of its common stock at a price per share of $20.00, net, to the seller in cash. The number of shares purchased in the tender offer represented approximately 8.5% of the 16,377,756 shares of IHC common stock outstanding prior to the commencement of the tender offer and a gross aggregate purchase price of $27.7 million.  The tender offer was fully funded out of corporate liquidity.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2017 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2016 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, our Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against the Defendants.   The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs. The Defendants have responded timely to the Complaint by filing a Motion to Compel Arbitration and Dismiss or Stay.

ITEM 1A.   RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 in Item 1A to Part 1 of Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tender Offer

On May 26, 2017, IHC commenced a tender offer to purchase up to 2,000,000 shares of its common stock at a price per share of $20.00, net, to the seller in cash. On June 26, 2017, at the close of business, the offer expired and the Company accepted for purchase 1,385,118 shares of its common stock at $20.00 per share, for an aggregate purchase price of $27.7 million.

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock, excluding the shares under the aforementioned tender offer. As of June 30, 2017, 2,170,673 shares were still authorized to be repurchased.

Share repurchases during the second quarter of 2017 are summarized as follows:

2017
			Maximum Number
		Average Price	of Shares which
Month of	Shares	of Repurchased	can be
Repurchase	Repurchased	Shares	Repurchased

April	-	$-	2,170,673
May	-	$-	2,170,673
June	-	$-	2,170,673

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:August 9, 2017

Roy T.K. Thung

Chief Executive Officer, President

and Chairman

By:/s/Teresa A. Herbert                                    Date:August 9, 2017

            Teresa A. Herbert

Senior Vice President and

  Chief Financial Officer