Form 10-Q
period 2017-09-30
INDEPENDENCE HOLDING CO
filed 2017-11-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Class	Outstanding at November 3, 2017
Common stock, $ 1.00 par value	14,862,346 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$6,912
Securities purchased under agreements to resell	20,597	28,962
Trading securities	516	592
Fixed maturities, available-for-sale	426,000	449,487
Equity securities, available-for-sale	5,460	5,333
Other investments	18,338	23,534
Total investments	470,961	514,820

Cash and cash equivalents	26,565	22,010
Due and unpaid premiums	32,678	42,896
Due from reinsurers	383,192	440,285
Premium and claim funds	13,665	17,952
Goodwill	50,697	41,573
Other assets	61,472	54,928

TOTAL ASSETS	$1,039,230	$1,134,464

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$169,547	$219,113
Future policy benefits	217,415	219,450
Funds on deposit	143,637	145,749
Unearned premiums	7,993	9,786
Other policyholders' funds	10,249	9,769
Due to reinsurers	5,715	35,796
Accounts payable, accruals and other liabilities	59,747	55,477
Liabilities attributable to discontinued operations	-	68

TOTAL LIABILITIES	614,303	695,208

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	2,035	-

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 and 18,620,508 shares issued; and 14,908,517 and
17,102,525 shares outstanding	18,625	18,620
Paid-in capital	126,135	126,468
Accumulated other comprehensive loss	(2,344)	(6,964)
Treasury stock, at cost; 3,716,941 and 1,517,983 shares	(61,712)	(17,483)
Retained earnings	339,512	315,918

TOTAL IHC STOCKHOLDERS’ EQUITY	420,216	436,559
NONREDEEMABLE NONCONTROLLING INTERESTS	2,676	2,697

TOTAL EQUITY	422,892	439,256

TOTAL LIABILITIES AND EQUITY	$1,039,230	$1,134,464

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES:
Premiums earned	$75,639	$67,335	$210,507	$195,524
Net investment income	4,403	4,004	12,414	12,700
Fee income	2,634	4,050	11,556	12,541
Other income	361	2,261	2,365	8,898
Net realized investment gains	715	2,367	987	3,945
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	-	(1,475)	-	(1,475)
Portion of losses recognized in other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings	-	(1,475)	-	(1,475)

	83,752	78,542	237,829	232,133
EXPENSES:
Insurance benefits, claims and reserves	33,536	38,277	103,071	109,497
Selling, general and administrative expenses	42,337	32,823	115,404	97,947
Interest expense on debt	-	440	-	1,366

	75,873	71,540	218,475	208,810

Income from continuing operations, before income taxes	7,879	7,002	19,354	23,323
Income taxes (benefits)	2,666	2,636	(5,175)	8,566

Income from continuing operations, net of tax	5,213	4,366	24,529	14,757

Discontinued operations:
Income from discontinued operations, before income taxes	-	-	-	117,636
Income taxes on discontinued operations	-	-	-	7,724
Income from discontinued operations, net of tax	-	-	-	109,912

Net income	5,213	4,366	24,529	124,669
(Income) loss from nonredeemable noncontrolling interests	32	(43)	(4)	(9,900)
(Income) loss from redeemable noncontrolling interests	(16)	-	(29)	-

NET INCOME ATTRIBUTABLE TO IHC	$5,229	$4,323	$24,496	$114,769

Basic income per common share:
Income from continuing operations	$0.35	$0.25	$1.53	$0.84
Income from discontinued operations	-	-	-	5.84
Basic income per common share	$0.35	$0.25	$1.53	$6.68

WEIGHTED AVERAGE SHARES OUTSTANDING	14,965	17,120	15,999	17,189

Diluted income per common share:
Income from continuing operations	$0.34	$0.25	$1.50	$0.83
Income from discontinued operations	-	-	-	5.77
Diluted income per common share	$0.34	$0.25	$1.50	$6.60

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,274	17,340	16,287	17,402

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$5,213	$4,366	$24,529	$124,669
Other comprehensive income:
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	250	(1,173)	7,219	10,734
Tax expense (benefit) on unrealized gains on available-for-sale securities	90	(418)	2,599	3,830
Unrealized gains (losses) on available-for-sale securities, net of taxes	160	(755)	4,620	6,904

Other comprehensive income (loss), net of tax	160	(755)	4,620	6,904

COMPREHENSIVE INCOME, NET OF TAX	5,373	3,611	29,149	131,573

Comprehensive (income) loss, net of tax, attributable to
noncontrolling interests:
(Income) loss from noncontrolling interests in subsidiaries	16	(43)	(33)	(9,900)
Other comprehensive income, net of tax, attributable to
noncontrolling interests:
Unrealized (gains) losses on available-for-sale securities, net of tax	-	47	-	(118)
Other comprehensive (income) loss, net of tax, attributable to
noncontrolling interests	-	47	-	(118)

COMPREHENSIVE (INCOME) LOSS, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16	4	(33)	(10,018)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$5,389	$3,615	$29,116	$121,555

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

							NON-
			ACCUMULATED				REDEEMABLE
			OTHER	TREASURY		TOTAL IHC	NON-
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	CONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2016	$18,620	$126,468	$(6,964)	$(17,483)	$315,918	$436,559	$2,697	$439,256

Net income					24,496	24,496	4	24,500
Other comprehensive
income, net of tax			4,620			4,620	-	4,620
Repurchases of common stock				(44,442)		(44,442)	-	(44,442)
Common stock dividend ($0.06 per share)					(902)	(902)		(902)
Distributions to noncontrolling interests							(25)	(25)
Share-based compensation	5	(333)		213		(115)	-	(115)

BALANCE AT
September 30, 2017	$18,625	$126,135	$(2,344)	$(61,712)	$339,512	$420,216	$2,676	$422,892

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$24,529	$124,669
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on disposal of discontinued operations, net of tax	-	(109,447)
Amortization of deferred acquisition costs	269	245
Net realized investment gains	(987)	(3,945)
Other-than-temporary impairment losses	-	1,475
Equity (income) loss from equity method investments	(1,412)	7
Depreciation and amortization	1,379	1,482
Deferred tax expense	1,853	2,565
Other	4,852	6,683
Changes in assets and liabilities:
Net sales of trading securities	-	3,180
Change in insurance liabilities	(83,750)	(41,713)
Change in amounts due from reinsurers	57,094	4,227
Change in premium and claim funds	4,287	(4,835)
Change in current income tax liability	(8,604)	(6,550)
Change in due and unpaid premiums	10,218	11,621
Other operating activities	6,302	(6,417)

Net change in cash from operating activities	16,030	(16,753)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	6,849	(8,104)
Net sales of securities under resale agreements	8,365	17,003
Sales of equity securities	-	2,429
Sales of fixed maturities	158,062	335,562
Maturities and other repayments of fixed maturities	16,841	35,505
Purchases of fixed maturities	(145,444)	(406,348)
Proceeds on sales of subsidiaries, net of cash divested	-	137,115
Payments to acquire business, net of cash acquired	(12,323)	-
Distributions from other investments	5,246	-
Proceeds on sales of other investments	-	2,064
Purchases of other investments	(602)	(3,371)
Other investing activities	(565)	(3,433)

Net change in cash from investing activities	36,429	108,422

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(44,290)	(3,522)
Cash paid in acquisitions of noncontrolling interests	-	(18,141)
Withdrawals of investment-type insurance contracts	(1,359)	(1,447)
Repayments of debt	-	(4,789)
Dividends paid	(1,927)	(1,588)
Other financing activities	(328)	(474)

Net change in cash from financing activities	(47,904)	(29,961)

Net change in cash and cash equivalents	4,555	61,708
Cash and cash equivalents, beginning of year	22,010	17,500

Cash and cash equivalents, end of period	$26,565	$79,208

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 61% of IHC's outstanding common stock at September 30, 2017.

(B)     Consolidation

On August 31, 2016, IHC took AMIC Holdings, Inc. (“AMIC”) private by way of a statutory “short-form” merger. The company paid $18,141,000 for the remaining shares of AMIC common stock owned by noncontrolling interests and as a result, the Company now owns all of the outstanding common stock of AMIC. In connection with the transaction, $2,230,000 was charged to paid-in capital representing: (i) the difference between the fair value of the consideration paid for the shares and the carrying amount of noncontrolling interests; plus (ii) specific, direct costs of the transaction.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results to be anticipated for the entire year.

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

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, additional guidance and technical corrections were issued to clarify certain aspects of the implementation guidance and to clarify the identification of performance obligations. In August 2015, the effective date of this guidance has been deferred. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires one of two specified retrospective methods of application. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company anticipates that any impact will only relate to contracts with customers outside the scope of Accounting Standards Codification Topic 944, Financial Services - Insurance. Our administrative and other service contracts that will be subject to the amendments in this Update are recorded in the Fee Income line item of the Condensed Consolidated Statement of Income and represent approximately 5% of our consolidated revenues for the nine months ended September 30, 2017. The guidance will be applied retrospectively with a cumulative effect adjustment on the date of initial application. Management is still in the process of evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and does not anticipate any significant changes in internal controls over financial reporting as a result of its implementation.

Note 2.   Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 309,000 and 288,000 shares for the three months and nine months ended September 30, 2017, respectively, and 220,000 and 213,000 shares for the three months and nine months ended September 30, 2016, respectively.

The following is a reconciliation of income available to common shareholders used to calculate income per share for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Income from continuing operations, net of tax	$5,213	$4,366	$24,529	$14,757
Less: (Income) loss from continuing operations attributable to
noncontrolling interests	16	(43)	(33)	(348)

Income from continuing operations attributable to IHC
common shareholders	$5,229	$4,323	$24,496	$14,409

Income from discontinued operations, net of tax	$-	$-	$-	$109,912
Less: Income from discontinued operations attributable to
noncontrolling interests	-	-	-	(9,552)

Income from discontinued operations attributable to IHC
common shareholders	$-	$-	$-	$100,360

Net income attributable to IHC	$5,229	$4,323	$24,496	$114,769

Note 3.   Discontinued Operations

On March 31, 2016, IHC and a subsidiary of AMIC, sold the stock of IHC Risk Solutions, LLC (“Risk Solutions”) to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions is co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price, prior to closing adjustments, was $152,500,000 in cash. Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life and other IHC subsidiaries. The Company recorded a gain of $99,934,000, net of taxes and amounts attributable to noncontrolling interests, as a result of the transaction. The aforementioned transaction, which includes the sale of Risk Solutions and the corresponding coinsurance agreement, is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  IHC’s block of Medical Stop-Loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represented a strategic shift that has had a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as a discontinued operation in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. Aside from reinsurance and marketing of Westport small group stop-loss, there has been no further involvement with the discontinued operation.

The following is a reconciliation of the major line items constituting the pretax profit of discontinued operations included in the Condensed Consolidated Statement of Income for the periods indicated (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Revenue	$-	$6,406
Selling, general and administrative expenses	-	5,689

Pretax profit of discontinued operations	-	717
Gain on disposal of discontinued operations, pretax	-	116,919

Income from discontinued operations, before income taxes	-	117,636
Income taxes (benefits) on discontinued operations	-	7,724

Income from discontinued operations	$-	$109,912

Liabilities attributable to discontinued operations at September 30, 2017 and December 31, 2016 consist of $0 and $68,000, respectively, of accounts payable and accrued liabilities.

Total operating cash flows from discontinued operations for the three months and nine months ended September 30, 2016 were $0 and $339,000, respectively. The Company elected to classify the proceeds received from the sale of discontinued operations in the investing activities section of Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016.

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

Note 4.   Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	September 30, 2017
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$159,753	$894	$(2,471)	$158,176
CMOs - residential (1)	7,011	-	(106)	6,905
U.S. Government obligations	44,077	57	(257)	43,877
Agency MBS - residential (2)	16	-	-	16
GSEs (3)	9,992	1	(211)	9,782
States and political subdivisions	194,724	1,143	(2,828)	193,039
Foreign government obligations	4,276	22	(85)	4,213
Redeemable preferred stocks	10,008	116	(132)	9,992

Total fixed maturities	$429,857	$2,233	$(6,090)	$426,000

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$1,612	$191	$(18)	$1,785
Nonredeemable preferred stocks	3,587	88	-	3,675

Total equity securities	$5,199	$279	$(18)	$5,460

	December 31, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$192,976	$209	$(5,490)	$187,695
CMOs - residential (1)	6,021	8	(116)	5,913
U.S. Government obligations	43,417	133	(441)	43,109
Agency MBS - residential (2)	22	1	-	23
GSEs (3)	10,301	1	(422)	9,880
States and political subdivisions	191,146	780	(5,115)	186,811
Foreign government obligations	5,098	13	(157)	4,954
Redeemable preferred stocks	11,454	96	(448)	11,102

Total fixed maturities	$460,435	$1,241	$(12,189)	$449,487

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$1,612	$178	$-	$1,790
Nonredeemable preferred stocks	3,588	30	(75)	3,543

Total equity securities	$5,200	$208	$(75)	$5,333

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$29,686	$29,631
Due after one year through five years	113,190	112,572
Due after five years through ten years	145,877	145,322
Due after ten years	124,085	121,772
Fixed maturities with no single maturity date	17,019	16,703

	$429,857	$426,000

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	September 30, 2017

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$84,636	$1,087	$25,563	$1,384	$110,199	$2,471
CMOs - residential	4,730	101	2,105	5	6,835	106
U.S. Government obligations	18,021	80	12,619	177	30,640	257
GSEs	3,286	65	6,480	146	9,766	211
States and political subdivisions	88,326	1,413	35,771	1,415	124,097	2,828
Foreign government obligations	-	-	3,006	85	3,006	85
Redeemable preferred stocks	-	-	3,631	132	3,631	132
Total fixed maturities	198,999	2,746	89,175	3,344	288,174	6,090

Common stocks	485	18	-	-	485	18
Total equity securities	485	18	-	-	485	18

Total temporarily impaired
securities	$199,484	$2,764	$89,175	$3,344	$288,659	$6,108

Number of securities in an
unrealized loss position	107		44		151

	December 31, 2016

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$145,205	$3,818	$19,841	$1,672	$165,046	$5,490
CMO’s - residential	5,038	116	-	-	5,038	116
U.S. Government obligations	28,406	441	-	-	28,406	441
GSEs	3,640	166	6,220	256	9,860	422
States and political subdivisions	144,357	4,561	18,132	554	162,489	5,115
Foreign government obligations	3,738	157	-	-	3,738	157
Redeemable preferred stocks	-	-	3,315	448	3,315	448
Total fixed maturities	330,384	9,259	47,508	2,930	377,892	12,189

Nonredeemable preferred stocks	826	25	1,277	50	2,103	75
Total equity securities	826	25	1,277	50	2,103	75

Total temporarily impaired
securities	$331,210	$9,284	$48,785	$2,980	$379,995	$12,264

Number of securities in an
unrealized loss position	156		23		179

Substantially all of the unrealized losses on fixed maturities available-for-sale at September 30, 2017 and December 31, 2016 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Net realized investment gains are as follows for periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Available-for-sale securities:
Fixed maturities	$719	$2,226	$1,062	$3,847
Common stocks	-	220	-	220
Total available-for-sale securities	719	2,446	1,062	4,067

Trading securities	-	-	-	-
Total realized gains	719	2,446	1,062	4,067

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(4)	(80)	(76)	(124)
Total unrealized gains (losses) on trading securities	(4)	(80)	(76)	(124)

Gains (losses) on other investments	-	1	1	2

Net realized investment gains	$715	$2,367	$987	$3,945

For the three months and nine months ended September 30, 2017, proceeds from sales of available-for-sale securities, excluding paydowns and maturities, were $29,564,000 and $157,541,000, respectively, and the Company realized gross gains of $747,000 and $2,052,000, respectively, and gross losses of $0 and $844,000, respectively, on those sales. For the three months and nine months ended September 30, 2016, proceeds from sales of available-for-sale securities, excluding paydowns and maturities, were $179,735,000 and $339,171,000, respectively, and the Company realized gross gains of $2,668,000 and $4,521,000, respectively, and gross losses of $94,000 and $275,000, respectively, on those sales.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1G(iv) to the Consolidated Financial Statements in the 2016 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities. The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first nine months of 2017. In the three months and nine months ended September 30, 2016, the Company recognized an other-than-temporary impairment loss of $1,475,000 on certain fixed maturities available-for-sale due to credit losses. The Company determined it was more likely than not that the securities would be sold before the recovery of their amortized cost basis.

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

Trading securities:

Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$158,176	$-	$158,176
CMOs - residential	-	6,905	-	6,905
US Government obligations	-	43,877	-	43,877
Agency MBS - residential	-	16	-	16
GSEs	-	9,782	-	9,782
States and political subdivisions	-	191,124	1,917	193,041
Foreign government obligations	-	4,213	-	4,213
Redeemable preferred stocks	9,990	-	-	9,990
Total fixed maturities	9,990	414,093	1,917	426,000

Equity securities available-for-sale:
Common stocks	1,785	-	-	1,785
Nonredeemable preferred stocks	3,675	-	-	3,675
Total equity securities	5,460	-	-	5,460

Trading securities - equities	516	-	-	516
Total trading securities	516	-	-	516

Total Financial Assets	$15,966	$414,093	$1,917	$431,976

	December 31, 2016
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$187,695	$-	$187,695
CMOs - residential	-	5,913	-	5,913
US Government obligations	-	43,109	-	43,109
Agency MBS - residential	-	23	-	23
GSEs	-	9,880	-	9,880
States and political subdivisions	-	184,778	2,033	186,811
Foreign government obligations	-	4,954	-	4,954
Redeemable preferred stocks	11,102	-	-	11,102
Total fixed maturities	11,102	436,352	2,033	449,487

Equity securities available-for-sale:
Common stocks	1,790	-	-	1,790
Nonredeemable preferred stocks	3,543	-	-	3,543
Total equity securities	5,333	-	-	5,333

Trading securities - equities	592	-	-	592
Total trading securities	592	-	-	592

Total Financial Assets	$17,027	$436,352	$2,033	$455,412

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

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended September 30,
	2017		2016
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,956	$1,956	$2,107	$2,107

Increases (decreases) recognized in earnings:
Net realized investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(8)	(8)	(10)	(10)

Repayments and amortization of
fixed maturities	(31)	(31)	(27)	(27)
Sales	-	-	-	-

Balance at end of period	$1,917	$1,917	$2,070	$2,070

	Nine Months Ended September 30,
	2017		2016
	States and	Total		States and	Total
	Political	Level 3	CMOs	Political	Level 3
	Subdivisions	Assets	Commercial	Subdivisions	Assets

Beginning balance	$2,033	$2,033	$1,195	$2,179	$3,374

Gains (losses) included in earnings:
Net realized investment gains	-	-	141	-	141

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(26)	(26)	(296)	(31)	(327)

Repayments and amortization of
fixed maturities	(90)	(90)	(74)	(78)	(152)
Sales	-	-	(966)	-	(966)

Balance at end of period	$1,917	$1,917	$-	$2,070	$2,070

During 2016, the Company had contingent liabilities classified in Level 3 of the fair value hierarchy. These liabilities were paid out by December 31, 2016; there were no comparable amounts in 2017. The following table presents the changes in fair value of our Level 3 financial liabilities for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
		Total		Total
	Contingent	Level 3	Contingent	Level 3
	Liabilities	Liabilities	Liabilities	Liabilities

Beginning balance	$1,445	$1,445	$1,650	$1,650

Gains (losses) included in earnings:
Net investment income	(204)	(204)	(947)	(947)
Other income	(185)	(185)	353	353

Payment of contingent liability	(700)	(700)	(700)	(700)

Balance at end of period	$356	$356	$356	$356

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	September 30, 2017			December 31, 2016
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$50	$-	$50	$6,912	$-	$6,912

FINANCIAL LIABILITIES:
Funds on deposit	$-	$143,911	$143,637	$-	$146,098	$145,749

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIEs through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $4,141,000 carrying value in these equity investments that are included in other investments in the Condensed Consolidated Balance Sheet as of September 30, 2017.

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

For the period from the Acquisition Date to September 30, 2017, the Company’s Condensed Consolidated Statement of Income includes revenues of $1,416,000 and $2,869,000, respectively, for the three months and nine months ended September 30, 2017, and net income of $112,000 and $199,000, respectively, for the three months and nine months ended September 30, 2017 from PetPartners.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition date was January 1, 2016 are not material and accordingly are omitted.

Note 8.   Goodwill and Other Intangible Assets

The carrying amount of goodwill was $50,697,000 and $41,573,000 at September 30, 2017 and December 31, 2016, respectively. Goodwill is reviewed for impairment annually at December 31, and evaluated for triggering events that may indicate a potential impairment quarterly. As of September 30, 2017, no impairment indicators were identified.

The Company has net other intangible assets of $15,062,000 and $10,122,000 at September 30, 2017 and December 31, 2016, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	September 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$17,253	$11,797	$13,052	$11,882
Domain	1,000	100	1,000	25
Software systems	780	51	-	-
Total finite-lived	$19,033	$11,948	$14,052	$11,907

	September 30,	December 31,
	2017	2016
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

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

Amortization expense was $393,000 and $941,000 for the three months and nine months ended September 30, 2017, respectively, and was $366,000 and $1,057,000 for the three months and nine months ended September 30, 2016, respectively.

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

Note 10.   Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated incurred but not reported (“IBNR”) reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	Nine Months Ended
	September 30,
	2017	2016

Balance at beginning of year	$219,113	$245,443
Less: reinsurance recoverable	88,853	65,362
Net balance at beginning of year	130,260	180,081

Amount incurred, related to:
Current year	114,795	111,526
Prior years	(9,236)	(7,048)

Total incurred	105,559	104,478

Amount paid, related to:
Current year	52,822	46,997
Prior years	56,452	109,819

Total paid	109,274	156,816

Net balance at end of period	126,545	127,743
Plus: reinsurance recoverable	43,002	115,076
Balance at end of period	$169,547	$242,819

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $9,236,000 in 2017 related to prior years consists of favorable developments of $2,420,000 in the Medical Stop-Loss reserves, $5,406,000 in the group disability reserves and $2,714,000 in the other individual life, annuities and other reserves, partially offset by an unfavorable development of $1,304,000 in Specialty Health reserves.  The overall net favorable development of $7,048,000 in 2016 related to prior years primarily consists of favorable developments of $2,916,000 in the group disability reserves, $494,000 in Medical Stop-Loss reserves, and $3,769,000 in Specialty health reserves.

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

	Specialty Health Segment
	Health Insurance Claims
	Nine Months Ended
	September 30,
	2017	2016

Balance at beginning of year	$27,183	$23,425
Less: reinsurance recoverable	1,179	1,362
Net balance at beginning of year	26,004	22,063

Amount incurred, related to:
Current year	40,836	34,598
Prior years	1,144	(6,845)

Total incurred	41,980	27,753

Amount paid, related to:
Current year	13,528	9,541
Prior years	23,797	13,105

Total paid	37,325	22,646

Net balance at end of period	30,659	27,170
Plus: reinsurance recoverable	814	848
Balance at end of period	$31,473	$28,018

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims was $30,659,000 at September 30, 2017.

Note 11.   Stockholders’ Equity

Treasury Stock

In 2017, the Company repurchased 2,211,629 shares of its common stock for an aggregate cost of $44,442,000. Of that amount, 703,000 shares were repurchased in private transactions for an aggregate cost of $13,975,000; 1,385,118 shares were repurchased for an aggregate cost of $27,702,000 pursuant to the terms of a tender offer; and the remaining shares were repurchased in the open market.

In 2017, the Company reissued 12,671 shares previously held in treasury to satisfy the net-share settlement of option exercises during the period.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Beginning balance	$(2,504)	$4,054	$(6,964)	$(3,440)

Other comprehensive income (loss) before reclassifications	627	(182)	5,305	8,522
Amounts reclassified from accumulated OCI	(467)	(573)	(685)	(1,618)
Net other comprehensive income	160	(755)	4,620	6,904

Less: Other comprehensive income attributable
to noncontrolling interests	-	47	-	(118)
Acquired from noncontrolling interests	-	102	-	102

Ending balance	$(2,344)	$3,448	$(2,344)	$3,448

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$719	$2,446	$1,062	$4,067
Net impairment losses recognized in earnings	-	(1,475)	-	(1,475)

Income before income tax	719	971	1,062	2,592
Tax effect	252	398	377	974

Net income	$467	$573	$685	$1,618

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

At September 30, 2017, there were 1,099,100 shares available for future stock-based compensation grants under IHC’s stock incentive plan. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
IHC’s Share-based Compensation Plan:
Stock options	$36	$-	$106	$170
Restricted stock units	23	16	81	60
SARs	305	(57)	359	410

Share-based compensation expense, pre-tax	364	(41)	546	640
Tax benefits	145	16	218	255

Share-based compensation expense, net	$219	$(25)	$328	$385

Stock Options

The IHC’s stock option activity during 2017 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2016	697,180	$11.75
Granted	34,000	22.20
Exercised	(38,800)	9.09
September 30, 2017	692,380	$12.41

The weighted average grant date fair value of options granted during the period ended September 30, 2017 was $7.01. No options were granted in the comparable period of 2016. The assumptions set forth in the table below were used to value the stock options granted during the period indicated:

2017

Weighted-average risk-free interest rate	1.71%
Expected annual dividend rate per share	0.79%
Expected volatility factor of the Company's common stock	37.57%
Weighted-average expected term of options	4.5 years

In 2017, IHC received no cash from the exercise of stock options, as option exercises were net settled in IHC shares. As part of the net-share settlements in 2017, cash outflows to satisfy employees’ income tax withholding obligations amounted to $303,000. Stock options exercised in 2017 had an aggregate intrinsic value of $621,000 and IHC realized $180,000 of tax benefits. In 2016, option agreements affecting 13 employees were modified to extend the expirations of their terms from 2017 to 2019 and, as a result, the Company recorded incremental compensation costs of $170,000. In 2016, IHC received $84,000 in cash from the exercise of stock options with an aggregate intrinsic value of $67,000 and realized $15,000 of tax benefits.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	September 30, 2017
	Outstanding	Exercisable

Number of options	692,380	501,380
Weighted average exercise price per share	$12.41	$9.39
Aggregate intrinsic value for all options (in thousands)	$8,889	$7,953
Weighted average contractual term remaining	1.9 years	1.0 years

At September 30, 2017, the total unrecognized compensation cost related to IHC’s non-vested stock options was $537,000 and it is expected to be recognized as compensation expense over a weighted average period of 2.3 years.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2017:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2016	17,325	$16.20
Vested	(4,950)	12.53

September 30, 2017	12,375	$17.68

The total fair value of restricted stock units that vested during the first nine months of 2017 and 2016 was $94,000 and $120,000, respectively. IHC granted no restricted stock awards during the nine months ended September 30, 2017 and 2016.

At September 30, 2017, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $153,000 which is expected to be recognized as compensation expense over a weighted average period of 1.8 years.

SARs

IHC had 30,800 and 71,500 of SAR awards outstanding at September 30, 2017 and December 31, 2016, respectively. In the first nine months of 2017, 40,700 SARs were exercised with an aggregate intrinsic value of $676,000. Included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 are liabilities of $559,000 and $876,000, respectively, pertaining to SARs.

B)  AMIC Share-Based Compensation Plan

AMIC’s share-based compensation plan was terminated in 2016. AMIC recorded $7,000 and $14,000 of share-based compensation expense net of tax benefits of $4,000, and $7,000, respectively, for the three months and nine months ended September 30, 2016. Additionally,

AMIC received $262,000 in cash from the exercise of stock options with an intrinsic value of $212,000.

Note 13.   Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $292,000 and $11,312,000 during the nine months ended September 30, 2017 and 2016.

Cash payments for interest were $0 and $1,422,000 during the nine months ended September 30, 2017 and 2016, respectively.

Note 14.    Contingencies

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against the Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  The Plaintiff filed an Amended Complaint on August 18, 2017.  The Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint, which is still pending. In the fourth quarter of 2017, Madison National Life agreed to pay fines in the state of Texas primarily related to the claims payment practices of the Plaintiff.

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Specialty Health	$55,502	$44,684	$152,292	$126,454
Group disability; life and DBL	26,112	26,196	78,985	77,409
Individual life, annuities and other (A)	455	717	1,494	2,053
Medical Stop-Loss (A)	576	5,433	2,549	21,397
Corporate	392	620	1,522	2,350
	83,037	77,650	236,842	229,663
Net realized investment gains	715	2,367	987	3,945
Net impairment losses recognized in earnings	-	(1,475)	-	(1,475)
Total revenues	$83,752	$78,542	$237,829	$232,133

Income from continuing operations
before income taxes:
Specialty Health (B)	$5,238	$1,369	$9,412	$3,754
Group disability; life and DBL	5,144	5,323	12,777	13,533
Individual life, annuities and other (A) (C)	(385)	(410)	(532)	(1,888)
Medical Stop-Loss (A)	(538)	2,176	2,752	13,926
Corporate	(2,295)	(1,908)	(6,042)	(7,106)
	7,164	6,550	18,367	22,219
Net realized investment gains	715	2,367	987	3,945
Net impairment losses recognized in earnings	-	(1,475)	-	(1,475)
Interest expense	-	(440)	-	(1,366)
Income from continuing operations
before income taxes	$7,879	$7,002	$19,354	$23,323

(A)   Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)   The Specialty Health segment includes amortization of intangible assets. Total amortization expense was $393,000 and $366,000 for the three months ended September 30, 2017 and 2016, respectively, and was $941,000 and $1,057,000, respectively, for the nine months ended September 30, 2017 and 2016.

(C)   The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $368,000 and $296,000 for the three months ended September 30, 2017 and 2016, respectively, and $937,000 and $1,949,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$83,752	$78,542	$237,829	$232,133
Expenses	75,873	71,540	218,475	208,810

Income from continuing operations before income taxes	7,879	7,002	19,354	23,323
Income taxes (benefits)	2,666	2,636	(5,175)	8,566

Income from continuing operations, net of tax	5,213	4,366	24,529	14,757

Income from discontinued operations	-	-	-	109,912

Net income	5,213	4,366	24,529	124,669

Less: (Income) loss from noncontrolling interests in subsidiaries	16	(43)	(33)	(9,900)

Net income attributable to IHC	$5,229	$4,323	$24,496	$114,769

•Income from continuing operations of $.34 per share, diluted, for the three months ended September 30, 2017 compared to $.25 per share, diluted, for the same period in 2016. Income from continuing operations of $1.50 per share, diluted, for the nine months ended September 30, 2017 compared to $.83 per share, diluted, for the same period in 2016.

•Income taxes for the nine months ended September 30, 2017, include an income tax benefit of $11.6 million on the tax basis in an unrecovered investment in a subsidiary.

•Consolidated investment yields (on an annualized basis) of 3.6% and 3.2% for the three months and nine months ended September 30, 2017, respectively, compared to 2.5% and 2.7% for the comparable three and nine month periods in 2016, respectively;

•Book value of $28.19 per common share at September 30, 2017 compared to $25.53 at December 31, 2016.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $5.2 million of income before taxes for the three months ended September 30, 2017 as compared to $1.4 million for the comparable period in 2016; and reported $9.4 million of income before taxes for the nine months ended September 30, 2017 compared to $3.8 million for the same period in 2016.

oPremiums earned increased $11.1 million and $23.5 million for the three and nine months ended September 30, 2017, respectively, over the comparable periods in 2016. For the three months and nine months ended September 30, 2017, short term medical premiums increased $3.6 million and $11.3 million, respectively, and fixed indemnity limited benefit premiums increased $14.3 million and $23.1 million, respectively, as a result of the growing demand for these products and new significant distribution relationships. Premium increases in these lines were partially offset by reduced premium volume in occupational accident business following the sale of Accident Insurance Services, Inc., our primary producer of occupational accident business, in 2016, other lines in run-off, and dental business.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Premiums Earned	$51,390	$40,275	$136,539	$112,981
Insurance Benefits, Claims & Reserves	22,162	21,849	64,935	60,497
Expenses	25,354	17,629	67,134	50,159

Loss Ratio (A)	43.1%	54.2%	47.6%	53.5%
Expense Ratio (B)	49.3%	43.8%	49.2%	44.4%
Combined Ratio (C)	92.4%	98.0%	96.8%	97.9%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oAlthough the loss ratios for the three months and nine months in 2017 are lower than in the comparable periods in 2016, the expense ratios are higher in 2017 because of changes in the mix of products within the Specialty Health segment and as a result of the reallocation of certain fixed costs from the Medical Stop-Loss segment to the Specialty Health segment as the premium volume of one segment shrinks and the other one grows. In addition, the Company continues to experience poor performance on the runout business underwritten by its occupational accident agency sold in the third quarter of 2016.  Excluding this business, the Company would have reported a Combined Ratio of 91.6% and 95.3% for the three months and nine months ended September 30, 2017, respectively.

oSpecialty Health earned premiums increased 27.6% and 20.9% for the three months and nine months in 2017, respectively, as compared with the same periods in 2016.

•Income before taxes from the Group disability, life, annuities and DBL segment decreased $0.2 million for the three months ended September 30, 2017 and $0.7 million for the nine months ended September 30, 2017 compared to the same periods in 2016. The decrease in the in the three and nine-month results primarily reflects a decrease in the group term life lines due to higher claims in 2017 and lower income from the international line due to run-off of that line of business.

•The Individual life, annuities and other segment reported losses before income taxes of $0.4 million for the three months and nine months ended September 30, 2017, respectively, compared with losses of $0.4 million and $1.9 million for the comparable periods ended September 30, 2016.  The losses in 2016 were related to the accelerated amortization of deferred costs in connection with the assumption of certain ceded life and annuity policies for which there are no comparable amounts in 2017.

•The Medical Stop-Loss segment reported a loss before taxes of $0.5 million for the three months ended and income of $2.8 million for the nine months ended September 30, 2017 as compared to income of $2.2 million and $13.9 million for the comparable periods in 2016. The reduction in income in 2017 in the Medical Stop-loss segment is principally due to the sale of Risk Solutions and exit from the medical stop-loss business. Premiums earned and amounts recorded for benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the remaining blocks of medical stop-loss business in run-off.

•Losses before tax from the Corporate segment increased $0.4 million in the three months and decreased $1.1 million  in the nine months ended September 30, 2017 over the comparable periods of 2016 primarily due to changes in share-based compensation, consulting, legal and accounting expenses; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gross Direct and Assumed
Earned Premiums:	2017	2016	2017	2016

Specialty Health	$52,888	$42,629	$141,730	$120,318
Group disability, life and DBL	31,299	31,057	95,211	91,760
Individual, life, annuities and other	6,306	3,898	19,911	12,605
Medical Stop-Loss	371	64,684	10,683	223,609

	$90,864	$142,268	$267,535	$448,292

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Direct and Assumed
Earned Premiums:	2017	2016	2017	2016

Specialty Health	$51,390	$40,275	$136,539	$112,981
Group disability, life and DBL	24,296	24,373	73,713	71,842
Individual, life, annuities and other	(45)	19	8	30
Medical Stop-Loss	(2)	2,668	247	10,671

	$75,639	$67,335	$210,507	$195,524

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  During the nine months ended September 30, 2017, there were no additions to or changes in the critical accounting policies disclosed in the 2016 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2017	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$51,390	1,299	2,813	22,162	28,102	$5,238
Group disability,
life and DBL	24,296	1,729	87	11,249	9,719	5,144
Individual life,
annuities and other	(45)	405	95	(149)	989	(385)
Medical Stop-Loss	(2)	578	-	274	840	(538)
Corporate	-	392	-	-	2,687	(2,295)
Sub total	$75,639	$4,403	$2,995	$33,536	$42,337	7,164

Net realized investment gains						715
Income from continuing operations before income taxes						7,879
Income taxes						2,666
Income from continuing operations, net of tax						$5,213

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2016	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$40,275	1,190	3,219	21,849	21,466	$1,369
Group disability,
life and DBL	24,373	1,680	143	12,652	8,221	5,323
Individual life,
annuities and other	19	810	(112)	268	859	(410)
Medical Stop-Loss	2,668	(296)	3,061	3,508	(251)	2,176
Corporate	-	620	-	-	2,528	(1,908)
Sub total	$67,335	$4,004	$6,311	$38,277	$32,823	6,550

Net realized investment gains						2,367
Net impairment losses recognized in earnings						(1,475)
Interest expense on debt						(440)
Income from continuing operations before income taxes						7,002
Income taxes						2,636
Income from continuing operations, net of tax						$4,366

Premiums Earned

In the third quarter of 2017, premiums earned increased $8.3 million over the comparable period of 2016. The increase is primarily due to: (i) an increase of $11.1 million in the Specialty Health segment principally as a result of a $14.3 million increase in the fixed indemnity limited benefit, a $3.6 million increase in premiums from the short-term medical line of business, partially offset by a $3.2 million decrease in occupational accident premiums due to the run-off of this line following the sale of our primary producer of this business in the third quarter of 2016, a decrease of $1.3 million in the dental line of business and $2.1 million in lower international premiums; partially offset by (ii) a $2.7 million decrease in the Medical Stop-Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, as further described in Note 3.

Net Investment Income

Total net investment income increased $0.4 million over the comparable period in 2016. The overall annualized investment yields were 3.6% and 2.5% in the third quarter of 2017 and 2016, respectively. The increase in 2017 is primarily due to higher returns on partnership investment partially offset by a decrease in net investment income from bonds, equities and short-term investments as a result of lower average invested assets in 2017 largely due to the retirement of debt in the fourth quarter of 2016.

The annualized investment yields on bonds, equities and short-term investments were 3.2% and 2.7% in the third quarter of 2017 and 2016, respectively. IHC has approximately $152.3 million in highly rated shorter duration securities earning on average 1.7%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Net Impairment Losses

The Company had net realized investment gains of $0.7 million in 2017 compared to $2.4 million in 2016.  These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $1.5 million of other-than-temporary impairment losses on certain fixed maturities available-for-sale during the nine months ended September 30, 2016 due to credit losses. The Company determined that it was more likely than not that the securities would be sold before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income decreased $1.4 million for the three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016 primarily due to the lack of agency fees in 2017 from Accident Insurance Services, Inc., our primary producer of the Occupational Accident line of business, which was sold in the third quarter of 2016; partially offset by fee income earned by PetPartners, our recently acquired subsidiary, with no comparable amounts in 2016, and increased fee income as a result of higher premium volume in certain lines of the specialty health business.

Other income in the third quarter of 2017 decreased $1.9 million from the same period in 2016 primarily due to the run-off of fees received in conjunction with the diminished administration of the Medical Stop-Loss segment.

Insurance Benefits, Claims and Reserves

In the third quarter of 2017, insurance benefits, claims and reserves decreased $4.8 million over the comparable period in 2016. The decrease is primarily attributable to: (i) a decrease of $3.2 million in the Medical Stop-Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; and (ii) decreased benefits, claims and reserves of $1.5 million in the Group disability, life, annuities and DBL segment, primarily due to lower loss ratios on group term life and LTD lines, and (iii) a decrease of $0.4 million in the Individual life, annuity and other segment;  partially offset by (iv) an increase of $.3 million in the Specialty Health segment, primarily due to increases of $3.9 million and $2.0 million in claims from the  fixed indemnity limited benefit and short term medical products as a result of increased volume, partially offset by decreases of $2.6 million in dental on reduced premium volume, $1.4 million in Occupational Accident lines sold in the third quarter of 2016, $1.3 million in international  and $.3 million in small group major medical business.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $9.5 million over the comparable period in 2016. The increase is primarily attributable to: (i) a $6.6 million increase in the Specialty Health segment primarily due to administrative and commission expenses associated with the increased premium volume in the short term medical and fixed indemnity limited benefit lines, and agency expenses from PetPartners with no comparable expenses in the prior year; (ii) an increase of $1.1 million in the Medical Stop-Loss segment primarily due to a credit in premium taxes in 2016 with no comparable amount for 2017; (iii) an increase of $1.5 million in the Group disability, life, annuities and DBL segment and (iii) an increase of $0.2 million in Corporate due to an increase in audit, legal, share-based compensation and consulting fees.

Income Taxes

The effective tax rate for the three months ended September 30, 2017 was 33.8% compared to 37.6% for the three months ended 2016. The lower tax rate is primarily due to: (i) an increase in benefits from tax-advantaged securities as a percentage of income in 2017; (ii) a decrease in state taxes as a percentage of income; and (iii) a decrease in non-deductible expenses.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2017	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$136,539	3,725	12,028	64,935	77,945	$9,412
Group disability,
life and DBL	73,713	4,921	351	40,146	26,062	12,777
Individual life,
annuities and other	8	1,188	298	172	1,854	(532)
Medical Stop-Loss	247	1,058	1,244	(2,182)	1,979	2,752
Corporate	-	1,522	-	-	7,564	(6,042)
Sub total	$210,507	$12,414	$13,921	$103,071	$115,404	18,367

Net realized investment gains						987
Income from continuing operations before income taxes						19,354
Income tax benefits						(5,175)
Income from continuing operations, net of tax						$24,529

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2016	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$112,981	2,253	11,220	60,497	62,203	$3,754
Group disability,
life and DBL	71,842	4,926	641	38,203	25,673	13,533
Individual life,
annuities and other	30	1,677	346	922	3,019	(1,888)
Medical Stop-Loss	10,671	1,544	9,182	9,875	(2,404)	13,926
Corporate	-	2,300	50	-	9,456	(7,106)
Sub total	$195,524	$12,700	$21,439	$109,497	$97,947	22,219

Net realized investment gains						3,945
Net impairment losses recognized in earnings						(1,475)
Interest expense on debt						(1,366)
Income from continuing operations before income taxes						23,323
Income taxes						8,566
Income from continuing operations, net of tax						$14,757

Premiums Earned

In the first nine months of 2017, premiums earned increased $15.0 million over the comparable period of 2016. The increase is primarily due to: (i) an increase of $23.5 million in the Specialty Health segment principally as a result of a $23.1 million increase in the fixed indemnity limited benefit line, a $11.3 million increase in premiums from the short term medical line of business, and a $1.5 million increase in the pet line of business, partially offset by a decrease of $6.1 million in occupational accident business premiums due to the run-off of this line following the sale of our primary producer of this business, in the third quarter of 2016, a decrease of $3.5 million in the dental line of business and a $2.9 million decline in international premiums; and (ii) a $1.9 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume in the LTD, DBL and group term life lines, partially offset by (iii) a decrease of $10.4 million in the Medical Stop-Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3.

Net Investment Income

Total net investment income decreased $0.3 million over the comparable period in 2016. The overall annualized investment yields were 3.2% and 2.7% in the first nine months of 2017 and 2016, respectively. The overall decrease was primarily the result of lower average invested assets in 2017 largely due to the retirement of debt in the fourth quarter of 2016 partially offset by higher returns on partnership investment.

The annualized investment yields on bonds, equities and short-term investments were 3.1% and 2.8% in the first nine months of 2017 and 2016, respectively. IHC has approximately $152.3 million in highly rated shorter duration securities earning on average 1.7%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Net Impairment Losses

The Company had net realized investment gains of $1.0 million in the first nine months of 2017 compared to $3.9 million in 2016.  These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $1.5 million of other-than-temporary impairment losses on certain fixed maturities available-for-sale during the nine months ended September 30, 2016 due to credit losses. The Company determined that it was more likely than that the securities would be sold before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income decreased $1.0 million for the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 primarily due to the lack of agency fees in 2017 from Accident Insurance Services, Inc., our primary producer of the Occupational Accident line of business, which was sold in the third quarter of 2016; partially offset by fee income earned by PetPartners, our recently acquired subsidiary, with no comparable amounts in 2016, and increased fee income as a result of higher premium volume in certain lines of the specialty health business.

Other income in the first nine months of 2017 decreased $6.5 million from the same period in 2016 primarily due to the run-off of fees received in conjunction with the diminished administration of the Medical Stop-Loss segment.

Insurance Benefits, Claims and Reserves

In the first nine months of 2017, insurance benefits, claims and reserves decreased $6.4 million over the comparable period in 2016. The decrease is primarily attributable to: (i) a decrease of $12.0 million in the Medical Stop-Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $0.7 million in the Individual life, annuity and other segment; partially offset by (iii) an increase of $4.4 million in the Specialty Health segment, primarily due to an increase of $3.3 million in the small group major medical line of business due to favorable development of this line in 2016 with no comparable amount in 2017, and increases of $6.2 million, $4.6 million and $1.3 million in the benefits and claims of short term medical, fixed indemnity limited benefit and pet lines of business, respectively, due to increases in volume, partially offset by a $6.3 million decrease in benefits, claims and reserves related to the run-off of the occupational accident line of business and decreases of $3.5 million and  $0.9 million in the dental and international lines, respectively, due to lower premiums; and (iv) an increase of $1.9 million in benefits, claims and reserves in the Group disability, life, annuities and DBL segment, primarily due to growth in this line and increased loss ratios on group term life and LTD lines of business.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $17.5 million over the comparable period in 2016. The increase is primarily attributable to: (i) a $15.7 million increase in the Specialty Health segment primarily due to administrative and commission expenses associated with the increased premium volume in the short term medical and fixed indemnity limited benefit lines, and agency expenses from PetPartners with no comparable expenses in the prior year, partially offset by a decrease in administrative expenses in 2017 from Accident Insurance Services, Inc., our primary producer of Occupational Accident line of business, which was sold in the third quarter of 2016; (ii) an increase of $4.4 million in the Medical Stop-Loss segment primarily due to a credit in premium taxes in 2016 with no comparable amount for 2017; partially offset by (iii) a decrease of $1.2 million in the Individual life, annuity and other segment largely due to lower amortization of deferred costs and general expenses from business in run-off; and (v) a decrease of $1.8 million in Corporate due to a decrease in audit and consulting fees.

Income Taxes

In 2017, the Company wound down the operations and dissolved a subsidiary recognizing an estimated $11.6 million income tax benefit on a worthless stock deduction of $33.1 million, representing the Company’s tax basis related to its unrecovered investment in that subsidiary. Excluding these tax benefits, the effective tax rate for the nine months ended September 30, 2017 was 33.1% compared to 36.7% for the nine months ended 2016. The lower tax rate is primarily due to: (i) an increase in benefits from tax-advantaged securities as a percentage of income in 2017; (ii) a decrease in state taxes as a percentage of income; and (iii) a decrease in non-deductible expenses.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group declared and paid $7.0 million and $17.8 million of dividends during the nine months ended September 30, 2017 and 2016, respectively.

Cash Flows

The Company had $26.6 million and $22.0 million of cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

For the nine months ended September 30, 2017, investment activities provided $36.4 million of cash, primarily the result of sales of investment securities, partially offset by $12.3 million net cash outflow to acquire PetPartners. Financing activities utilized $47.9 million of cash, of which $44.3 million was utilized for treasury share purchases.

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

The Company has $387.0 million of liabilities for future policy benefits and policy benefits and claims that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2017, cash received from the maturities and other repayments of fixed maturities was $16.8 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $383.2 million at September 30, 2017 compared to $440.3 million at December 31, 2016. The decrease is primarily attributable to the decrease in medical stop-loss reserves that are 100% coinsured. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2017.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	September 30,	December 31,
	2017	2016

Specialty Health	$52,157	$50,237
Group Disability	103,933	104,428
Individual A&H and Other	8,527	9,688
Medical Stop-Loss	4,930	54,760

	$169,547	$219,113

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

The $16.4 million decrease in IHC’s stockholders' equity in the first nine months of 2017 is primarily due to $44.4 million of treasury stock purchases and $0.9 in common stock dividends, partially offset by $24.5 million of net income attributable to IHC and $4.6 million of other comprehensive income attributable to IHC.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $6.1 million at September 30, 2017, 100% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company does not have any non-performing fixed maturities at September 30, 2017.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the nine months ended September 30, 2017. The Company recognized $1.5 million of other-than-temporary impairment losses on certain fixed maturities available-for-sale during the nine months ended September 30, 2016 due to credit losses. The Company determined that it is more likely than not that we would sell the securities before the recovery of their amortized cost basis.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2017 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$4,345	$-	$-	$-	$4,345

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2017. In 2017, the Company recorded $8.3 million of net unrealized gains on available-for sale securities, pre-tax, in other comprehensive income (loss) prior to reclassification adjustments. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2017, is not materially different from that reported in the schedule of such obligations at December 31, 2016 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For the balance of 2017 and 2018, the Company anticipates that we will:

•Continue to show significant increases in specialty health premiums (including hospital indemnity, group limited medical and group gap and other supplemental health products, such as accident medical, gap and critical illness products).  IHC has begun to package its hospital indemnity, accident and critical illness plans in order to provide affordable ways for insureds to finance high deductibles and co-pays.  These packages are largely purchased in conjunction with STM for qualified purchasers who do not receive subsidies for ACA plans, and purchased together with Bronze plans for those who receive subsidies but cannot afford to finance the high Bronze deductibles through savings. We are also very well positioned for the expected increase in the duration of short-term medical plans as a result of the Trump Administration’s executive order directing federal agencies to extend the duration of these products to 364 days, subject to state law. In anticipation of this growth we have begun to make material enhancements to our systems and infrastructure and will contribute additional capital to the insurance companies if needed. For all the preceding reasons, we believe that we will continue the solid sales growth we have been experiencing for the balance of 2017, and will report significantly higher earned premiums and income in this segment in 2018.

•Continue to increase IHC’s emphasis on lead generation for its direct-to-consumer and career advisor distribution initiatives, as well as expanding our controlled sales through our call center, career model and transactional websites as a result of the acquisition of PetPlace.com, IHC’s ownership of HealtheDeals.com, and AspiraAmas and its investment in HealthInsurance.org.

•Expand sales of our specialty health products as a result of private-label and white-label distribution arrangements with large national partners and our equity investments last year in two call center agencies and a worksite marketing company. We recently announced at partnership with eHealth to sell packages of specialty health products.

•Diversify the distribution and administration of our pet insurance as a result of the acquisition of Pet Partners Inc.

•Experience increases in short-term disability premiums in 2018 generated from a relatively new distribution partnership, which will expand long-term disability opportunities for growth.

•Continue to evaluate strategic transactions. We plan to continue to deploy some of our cash to make additional investments and acquisitions that will continue to bolster existing or new lines of business.

•Continue to focus on administrative efficiencies.

•Sell a new rider (“Paid Family Leave” or “PFL”) as part of our New York DBL policies in 2018. Effective January 1, 2018, New York State will require employers to provide PFL, which would cover job-protected paid leave to care for a new child or sick family member or to assist when someone is called to active military service.  Standard Security Life anticipates that the implementation of this coverage is expected to more than double our current $30 million DBL block. The rates for PFL are set by New York State and as this is a new product the underwriting profitability is unclear at this point.

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

Subject to making additional repurchases, acquisitions, investments and capital contributions to support growth, the Company will remain highly liquid in 2017 as a result of the continuing shorter duration of the portfolio. IHC has approximately $152.3 million in highly rated shorter duration securities earning on average 1.7%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2017 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2016 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, our Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against the Defendants.   The Complaint seeks injunctive relief and damages in an amount exceeding $50.0 million, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3.1 million through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs. The Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  The Plaintiff filed an Amended Complaint on August 18, 2017.  The Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint, which is still pending. In the fourth quarter of 2017, Madison National Life agreed to pay fines in the state of Texas primarily related to the claims payment practices of the Plaintiff.

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

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock, excluding the shares under the aforementioned tender offer. As of September 30, 2017, 2,068,931 shares were still authorized to be repurchased.

Share repurchases during the third quarter of 2017 are summarized as follows:

2017
			Maximum Number
		Average Price	of Shares which
Month of	Shares	of Repurchased	can be
Repurchase	Repurchased	Shares	Repurchased

July	16,327	$21.42	2,154,346
August	27,704	$21.61	2,126,642
September	57,711	$24.06	2,068,931

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:November 9, 2017

Roy T.K. Thung

Chief Executive Officer and Chairman

By:/s/Teresa A. Herbert                                    Date:November 9, 2017

            Teresa A. Herbert

Senior Vice President and

  Chief Financial Officer