Form 10-K
period 2017-12-31
INDEPENDENCE HOLDING CO
filed 2018-03-26
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2017 COMMISSION FILE NUMBER 001-32244

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

Yes ___    No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes _X_    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company  in Rule 12b-2 of the Exchange Act.

Large accelerated filer __   Accelerated filer  X    Non-accelerated filer        Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2017 was $104,174,000.

14,803,468 shares of common stock were outstanding as of March 9, 2018.

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

In 2018, IHC will retain the vast majority of the risk that it underwrites, and will focus on the following lines of business:

Multiple specialty health lines

Group disability, life and New York short-term disability (“DBL”)

Pet insurance

Standard Security Life, Madison National Life and Independence American are each rated A- (Excellent) by A.M. Best Company, Inc. ("Best"). Standard Security Life is domiciled in New York and licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life is domiciled in Wisconsin, licensed to sell insurance products in 49 states, the District of Columbia, the Virgin Islands and American Samoa. Independence American is domiciled in Delaware and licensed to sell insurance products in all 50 states and the District of Columbia. We have been informed by Best that a Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. Best ratings are not recommendations to buy, sell or hold any of our securities.

Our administrative companies underwrite, market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions. During 2017, our principal administrative companies were: (i) Specialty Benefits, a technology-driven full-service marketing and distribution company that focuses on small employer and individual consumer products through general agents, tele-brokerages, advisor centers, private label arrangements, and through the following brands: www.HealtheDeals.com; Health eDeals Advisors; Aspira A Mas; www.PetPartners.com; and www.PetPlace.com; and (ii) IHC Carrier Solutions LLC (“Carrier Solutions”), a program management, actuarial and regulatory compliance company providing product development and valuation services for IHC’s specialty health segment. IHC owns controlling interests in Global Accident Facilities, LLC (“GAF”), Healthinsurance.org LLC (“HIO”) and PetPartners, Inc. (“PetPartners”). GAF is a holding company for an agency that produces injured on duty business. HIO is an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance.  PetPartners is the exclusive provider of pet insurance to the American Kennel Club and the Cat Fanciers Association. Specialty Benefits, GAF, HIO and PetPartners are collectively referred to as our “Agencies.”  Our Agencies earn commissions for selling life and health insurance products underwritten by IHC’s owned and affiliated insurance companies and also by unaffiliated carriers. IHC also owns a significant equity interest in Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health and pet insurance. Ebix Health Exchange administers various lines of health insurance for IHC and non-affiliated carriers through Ebix Health Administration Exchange, Inc. (“EHAE”).

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

Our Philosophy

Our business strategy consists of maximizing underwriting profits through a variety of niche specialty health insurance, pet, and group disability and life products and through distribution channels that enable us to access specialized or underserved markets in which we believe we have a competitive advantage.  Historically, our carriers have focused on establishing preferred relationships with producers who seek an alternative to larger, more bureaucratic health insurers, and on providing these producers with personalized service, competitive compensation and a broad array of products.  In 2017, larger health insurers marketed a significant amount of our ancillary health products to supplement or in lieu of their major medical products. A growing portion of our business comes from direct-to-consumer initiatives.  While our management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions.

As a result of our increased control of distribution through corporate acquisitions, we have strengthened our ability to respond to market cycles in the health insurance sector by deploying our insurance underwriting activity across a larger number of business lines.

IHC’s greater emphasis on higher-margin specialty health products, increased distribution (including as a result of equity investments) and greater market demand have helped to increase our earnings despite having exited medical stop-loss in 2016 and, prior to that, exiting the individual and small group major medical markets as a result of the Affordable Care Act (“ACA”).

DISTRIBUTION

Specialty Health

The Specialty Health Segment is comprised of the following categories: (i) ancillary benefits including dental, vision, short-term medical (“STM”), supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity); (ii) pet insurance; and (iii) non-subscriber occupational accident and injured on duty.  The segment had some run-off of discontinued major medical coverage and occupational accident from one producer. Carrier Solutions and our Agencies collectively perform marketing, sales, underwriting and certain administrative functions on the majority of our Specialty Health business. EHAE and other third party administrators perform claims and other administrative functions. Prior to 2017, our pet insurance was marketed and administered by one independent agency, but IHC has expanded its distribution and administration of this product.  In 2016, we reinsured expatriate health business, however, this business is now in run-off. Our non-subscriber occupational accident coverage was largely marketed and administered by a subsidiary of GAF. This subsidiary was sold in 2016 and its business is in run-off.

IHC has made the following investments that have increased the distribution of our specialty health products: (1) 20% of the equity of American Insurance Agencies Direct Holding, Inc., which is a call center that is one of the leading producers of hospital indemnity (“HIP”) on Independence American’s paper; (2)  10% of the equity of The iCan Group LLC, which is a call center that is also a significant producer of HIP on Independence American’s paper; (3) a 44% interest in The Abacus Group LLC (“Abacus”), which is a managing general underwriter specializing in worksite marketing of voluntary benefits that is producing life and disability business for Madison National Life and began selling group limited medical, STM, Group Gap and other ancillary products for that carrier; (4) the domain name and assets of www.petplace.com (“PetPlace”), which attracted over 15 million visitors in 2017 with more than 10,000 veterinarian-approved articles; and (5) 85% of the stock of PetPartners, a pet insurance marketing and administration company.

The Specialty Health Segment performs underwriting, risk selection and pricing, policy administration and management of the majority of our specialty health business, which totaled approximately $187.8 million of gross individual and group health premiums in 2017.  In addition, our Agencies produce other coverages for multiple insurers including producing small group stop-loss for Westport.  Gross earned premiums produced by our Agencies was approximately $182.4 million in 2017.

Except for a small number of licensed agents who are employed in IHC's call center, most agents and brokers who produce the Specialty Health business are non-salaried contractors who receive commissions.

Disability and Life Products

Our disability and life products are primarily distributed by general agents, agents and brokers. The short-term statutory disability benefit product in New York State is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets. Independence American also reinsured health products serving the needs of expatriates, third-party nationals and high net-worth local nationals, which is now in run out. Abacus specializes in worksite marketing of voluntary benefits and is producing life and disability business for Madison National Life.

Medical Stop-Loss

Standard Security Life was the primary carrier for our employer medical stop-loss products although, in 2016, we also wrote business for Madison National Life, Independence American and unaffiliated carriers. IHC’s carriers wrote the vast majority of their medical stop-loss business through Risk Solutions, which was sold on March 31, 2016, and TRU Services, LLC. IHC owned two managing general underwriters (“MGUs”), Majestic Underwriters, LLC and Alliance Underwriters, LLC, which transferred their stop-loss blocks and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.  These two MGUs were liquidated in 2016 as a result of the Risk Solutions Sale and Coinsurance Transaction. Risk Solutions was responsible for underwriting accounts in accordance with guidelines formulated and approved by its carriers, billing and collecting premiums, paying commissions to agents, third party administrators and/or brokers, and processing claims. With respect to the MGUs with which we did business, we established underwriting guidelines, maintained approved policy forms and oversaw claims for reimbursement, as well as appropriate accounting procedures and reserves. In order to accomplish this, we audited their underwriting, claims and policy issuance practices to assure compliance with our guidelines, provided them with access to our medical management and cost containment expertise, and reviewed cases that required referral based on our underwriting guidelines. MGUs are non-salaried contractors that receive fee income, generally a percentage of gross premiums produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results. Standard Security Life and Independence American have now ceased writing medical stop-loss business.

The agents and brokers that produce this business are non-salaried contractors that receive commissions.

PRINCIPAL PRODUCTS

Specialty Health Products

In 2017, this line of business had the following categories: (i) ancillary benefits, including dental, vision, STM, and supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity); (ii) pet insurance; and (iii) non-subscriber occupational accident.  This category also includes reinsured international health plans sold to expatriates in 2016. In 2015, IHC exited the major medical business as a result of ACA which caused adverse underwriting results in 2013 and 2014. As a result of exiting this line of business, we focused our attention on increasing our specialty health lines of business and significantly improved our bottom line performance. Sales of specialty health products nearly doubled in 2017, and earned premiums (which will typically lag behind sales) increased by 17.8% in 2017. We expect continued growth in the specialty health lines of business in 2018.

Ancillary Products

This category is primarily comprised of dental, vision, STM, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity). These are sold through multiple distribution strategies.

IHC sells group and individual dental products in all 50 states. EHAE administers the majority of IHC's dental business and IHC’s own distribution is the primary source of this line of business. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups. Employer plans are offered on both employer paid and voluntary basis.  As part of the distribution of our dental products, we also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials. We expect the dental/vision business to be relatively flat in 2018.

IHC sells STM products in the majority of states. STM is designed specifically for people with temporary needs for health coverage. Typically, STM products are written for a defined duration of at least 30 days and less than twelve months. Among the typical purchasers of STM products are people who are in between open enrollment periods or need coverage for a limited duration until their ACA-compliant plan becomes effective, and others who need insurance for a specified period of time.  Our STM plans continue many, but not all, of the essential health benefit (“EHB”) found in ACA-compliant plans.  In addition, our STM plans often have lower deductibles and broader networks than many ACA-compliant policies, and are almost always more affordable for qualified purchasers. IHC’s gross premium increased in this line of business in 2017, despite the Obama Administration’s executive order, which was effective April 1, 2017, that limited the duration of an STM policy to less than 90 days. Prior to the effectiveness of this executive order, the ACA and many states permitted STM to last for up to 364 days. The Trump Administration recently released for comment a rule that would reverse the executive order and restore the decision on the duration of STM to the states.  Comments on this proposed rule are due April 23, 2018 and it would go into effect 60 days after a final rule is issued.  Assuming adoption of a final rule similar to what has been proposed, we anticipate material growth in this line of business (and other products sold with it) in 2018 and beyond.

The Company markets supplemental products to individuals and families. These lines of business are generally used as either a supplement or in lieu of an ACA-compliant plan. The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits. The product lines included in this supplemental grouping are hospital indemnity plans, fixed indemnity limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance. These products, which are available in most states, are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies.  In 2017, we introduced a bundled benefit package including STM, HIP, dental and a tele-med and Rx benefit.  This is being sold by Company owned direct-to-consumer websites, call center and career agents, e-Health and Anthem. We anticipate material growth in these lines of business in 2018 as a result of increased distribution and demand for these products, and additional growth in 2019 due to elimination of the individual mandate.

IHC has medical benefit plans for employers that choose to offer non-EHB coverage to their employees. We offer a fixed indemnity limited benefit policy that offers affordable health coverage to hourly, part-time and/or seasonal employees, which is approved in a majority of states. Fixed indemnity limited benefit plans are a low cost alternative to EHB plans that permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.  The Company anticipates meaningful growth in this line of business in 2018 due to increased consumer demand and increased distribution channels.

Prior to 2016, IHC reinsured its expatriate business which provides employee benefit insurance, including medical, life, and disability, to expatriate employees of companies based in the United States.   This line of business is in run out.

Pet Insurance

In 2017, we acquired 85% of the equity of PetPartners, which is a pet insurance producer that has an exclusive distribution relationship with The American Kennel Club (“AKC”), and has a strong IT platform. Using this as our administrative platform, we are actively seeking new distribution opportunities particularly in the employer, affinity and worksite space because of our ability to deduct pet insurance premiums directly from payroll. We are also exploring opportunities with new distribution partners where Independence American would be the carrier and PetPartners would be the back-end claims payer.  Also in 2017, we rebuilt the website for PetPlace.com, which we acquired in 2016, and we expect to improve lead generation from this domain. PetPlace.com attracted over 15 million visitors in 2017 with more than 10,000 veterinarian-approved articles.  During 2017, we filed a new pet policy for PetPartners and have begun marketing it in states where it has been approved; we believe that this new policy will increase sales.

We entered into an agreement with an independent pet insurance distributor/administrator that has a significant block of premiums. We are in the process of filing a new pet policy for this company and expect to begin to receive approvals in the second quarter of 2018.  Once this company begins writing new business on Independence American’s paper, we expect that we will receive a significant portion of their new and renewal business.

Substantially all of our pet premiums in 2017 were produced by a pet insurance distributor/administrator which was our first pet administrator, and in which we have a small equity position.

Occupational Accident

In 2017, most of IHC’s occupational accident insurance had been written by Independence American through marketing and administrative companies previously owned by GAF, and other exclusive arrangements with independent entities. This occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas Worker’s Compensation system (non-subscribers).  The product also gives the employer the option to purchase coverage for employer’s liability, which protects the employer from an action brought by an injured worker. The employer is covered for damages and costs arising from the settlement of such action, subject to the terms and limits of the policy.  In 2016, GAF sold the entity that provided administrative services for occupational accident insurance.  Independence American still offers Injured on Duty coverage through another subsidiary of GAF and IHC continues to write a smaller block of occupational accident coverage through unaffiliated entities. As a result of the aforementioned sale, total premiums are expected to continue to decrease in 2018.

Major Medical Health Benefit Coverages

This category is primarily comprised of group major medical insurance and individual major medical policies, both of which are in run-off as we have exited that market. We were not able to earn an acceptable profit margin on ACA-compliant products. The Company will monitor proposals from the Trump Administration regarding association health plans and STM lasting longer than 12 months to see if these would be of interest to us given our continuing expertise in individual major medical business.

Group Disability; Life and DBL

Group Long-Term and Short-Term Disability

The Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 40% and 90% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five, or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Benefit payments are reduced by social security, workers compensation, pension benefits and other income replacement payments. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until the earlier of:  recovery from disability, eligibility for long-term disability benefits or the end of the STD benefit period. We continue our efforts to expand our position in the worksite market with new product filings and administration/distribution partners to position us for growth in 2018 and beyond. We have developed relationships with large health carriers to provide our life and disability programs.  We are also negotiating with union-based entities to continue to leverage our strengths, namely overall risk management for disability programs in a benefit-rich and complex environment. The Company anticipates moderate growth in 2018.

New York Short-Term Disability and Paid Family Leave (“PFL”)

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

Starting January 1, 2018 the DBL policy will be amended to include PFL.  The PFL benefit allows for parent bonding with a newborn or an adopted child, caring for a seriously ill family members and will help military families during times of need.  Beginning January 1, 2018, with incremental changes until 2021, the benefit will be phased in.  The maximum benefit (once completely phased in starting January 1, 2021) will be for 12 weeks at 67% of an employees’ weekly wage up to a maximum benefit of $869 per week. Based on our current DBL block, we anticipate DBL premiums will increase by approximately $50 million in 2018.

Group Term Life

The Company sells group term life products, including group term life, accidental death and dismemberment ("AD&D"), supplemental life and supplemental AD&D and dependent life.  As with its group disability business, IHC anticipates modest growth in this line of business through expansion of its sales of these group term life products through existing distribution sources.

Medical Stop-Loss

The Company was a leading writer nationally of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims. Medical Stop-Loss insurance provides coverage to public and private entities that elect to self-insure their employees' medical coverage for losses within specified ranges, which permits such groups to manage the risk of excessive health insurance costs by limiting specific and aggregate losses to predetermined amounts.  This coverage is available on either a specific or a specific and aggregate basis, although the majority of the Insurance Group's policies covered both specific and aggregate claims. Plans were designed to fit the identified needs of the self-insured employer by offering a variety of deductibles (i.e., the level of claims after which the medical stop-loss benefits become payable).

The Risk Solutions Sale and Coinsurance Transaction closed on March 31, 2016 and as a result, this line is in run-off and had substantially reduced premiums in 2017.

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

REINSURANCE AND POLICY RETENTIONS

IHC retained approximately 97%, 94%, and 92%, of gross and assumed Specialty Health exposure in 2017, 2016 and 2015. The Company's average retention of gross and assumed Medical Stop-Loss exposure was 2% in 2017, 5% in 2016, and 69% in 2015. The reduction in 2016 and 2017 was a result of closing the Risk Solutions Sale and Coinsurance Transaction, pursuant to which all of the in-force stop-loss business of Security Life and Independence American produced by Risk Solutions was co-insured as of January 1, 2016.

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

The following reinsurers represent approximately 86% of the total ceded premium for the year ended December 31, 2017:

RGA Reinsurance Company	41%
National Guardian Life Insurance Company	31%
Westport Insurance Corporation	9%
GBG Insurance Ltd.	5%

86%

The Insurance Group remains liable with respect to the insurance in-force, which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii) upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. At December 31, 2017 and 2016, the Insurance Group's ceded reinsurance in-force was $6.9 billion and $6.3 billion, respectively.

For further information pertaining to reinsurance, reference is made to Note 9 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

The Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2017, 100% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The Company's total pre-tax investment performance for each of the last three years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in other comprehensive income or loss (in thousands):

	2017	2016	2015

Consolidated Statements of Income:
Net investment income	$16,276	$16,570	$17,237
Net realized investment gains	2,539	4,502	3,094
Other-than-temporary impairments	-	(1,475)	(228)

Consolidated Statements of Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	4,996	(5,424)	(5,475)

Total pre-tax investment performance	$23,811	$14,173	$14,628

Net unrealized gains (losses) on available-for-sale securities recognized through other comprehensive income (loss) represents the pre-tax change in unrealized gains and losses on available-for-sale securities arising during the year net of reclassification adjustments and includes the portion attributable to noncontrolling interests.  The Company does not have any non-performing fixed maturity investments at December 31, 2017.

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

IHC is an insurance holding company; and as such, IHC and its subsidiary carriers and administrative companies are subject to regulation and supervision by multiple state insurance regulators, including the New York State Insurance Department (Standard Security Life's domestic regulator), the Wisconsin Office of the Commissioner of Insurance (Madison National Life's domestic regulator) and the Office of the Insurance Commissioner of the State of Delaware (Independence American’s domestic regulator).  Each of Standard Security Life, Madison National Life and Independence American is subject to regulation and supervision in every state in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or insurance holding company.

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

EMPLOYEES

At December 31, 2017, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 350 employees.

ITEM 1A.RISK FACTORS

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

In particular, at December 31, 2017, fixed maturities represented $441.9 million or 92.7% of our total investments of $476.9 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income (loss) and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although, at December 31, 2017, 100% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $50.7 million of our $1.0 billion in total assets as of December 31, 2017. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

The results of operations of our insurance business will decline if our premium rates are not adequate or if we are unable to increase rates.

We set the premium rates on our health insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, maintenance costs to administer the policies and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors, but we cannot predict with certainty the future actual claims on our products. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates to the extent necessary to offset the unfavorable claims experience, our financial results will be adversely affected.

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

Our financial statements are subject to the application of U.S. generally accepted accounting principles (“GAAP”), which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. In addition, the required adoption of future accounting and reporting standards may result in significant costs to implement. For example, current proposals may change the accounting for insurance contracts and financial instruments and could result in increased volatility of net income as well as other comprehensive income. In addition, these proposals could require us to make significant changes to systems and use additional resources, resulting in significant incremental costs to implement the proposals.

The Trump Administration made substantial changes to fiscal and tax policies that may adversely affect our business.

The Trump Administration has called for substantial changes to fiscal and tax policies, which included comprehensive tax reform. On December 22, 2017, President Trump enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%. Notwithstanding the reduction in the corporate income tax rate as well as other significant changes to the U.S. tax code, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, the impact of current and future fiscal policy changes are unknown and could, likewise, affect our business and financial condition adversely.

The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

We are also subject to various regulatory inquiries, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities, which may find that our policies, procedures, practices or contracts are not compliant with or in violation of applicable healthcare regulations, which may result in fines, recommendations for corrective action, or other regulatory actions.  Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions or precedents and industry-wide regulations or practices that could adversely affect our business.  Even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business.

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

We transact business through intermediaries, frequently paying insured claims through brokers, program administrators or third-party claims adjustment services, and these parties, in turn, pay these amounts to the clients that have purchased insurance from us. If such an intermediary were to fail to pass such a payment through to the claimant or policyholder, we may remain liable for the deficiency because of applicable local laws or contractual obligations. Likewise, when a customer pays its policy premium to a broker or program administrator for further remittance to us, that premium is generally considered to have been paid and the client is no longer liable for such amount even if we do not actually receive the premium. Consequently, we assume a degree of credit risk associated with the intermediaries we use with respect to our insurance and reinsurance business.

The success of our business strategy depends on the continuing service of key executives, the members of our senior management team and other highly-skilled personnel.

We rely on the continued service of key executives, members of our senior management team and highly skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel or hire qualified personnel. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly skilled personnel who are knowledgeable about our business. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions and the effectiveness of our compensation programs and competition. If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, our revenue growth and profitability may be materially adversely affected.

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

Moreover, our computer systems have been, and will continue to be, subject to computer viruses or other malicious codes, unauthorized access, acts of vandalism, theft, cyber-attacks, hackers or other computer-related penetrations. Such threats require additional layers of security, which may disrupt or impact efficiency of operations.  To date, we are not aware of a material breach of cyber-security. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or security breaches. Such an event could compromise our confidential information as well as that of our clients and third parties, with whom we interact, impede or interrupt business operations and may result in other negative consequences, including remediation costs, loss of revenue, disruption of our operations, additional regulatory scrutiny, sanctions (such as penalties, fines and loss of license) and litigation, and reputational damage.

Our database and systems are also vulnerable to damage or interruption from system outages, disasters such as earthquakes, fires, floods, acts of terrorism, blackouts, power loss, telecommunications failures, and similar events, which would compromise our ability to conduct business. In the event of such failures, we may be unable to perform critical functions in a timely manner, and our systems may not be available to our employees, customers or business partners for an extended period of time. Any such interruptions may reduce our revenues or increase our expenses, and may also have an adverse impact upon our reputation, distribution partnerships, or our customer or vendor relationships. Such an occurrence may also impair our ability to timely and accurately complete our financial reporting and other regulatory obligations and may impact the effectiveness of our internal control over financial reporting. We also utilize and/or rely on computer systems developed and maintained by outsourcing relationships and key vendors. Their systems could experience the same risks, which could result in a material adverse effect on our business results.

Our failure to maintain effective and efficient information systems and protect the security of such systems could have a material adverse effect on our financial condition and results of operations.

Additionally, past or future negligence or misconduct by our employees or employees of our vendors or suppliers could result in misplaced or lost data, programming and/or human errors, violations of laws by us, regulatory sanctions against us and/or serious reputational, legal or financial harm to our business, and the precautions we employ to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor the business decisions and activities of these individuals to prevent us from engaging in inappropriate activities, excessive risk taking, fraud or security breaches, these individuals may take such risks regardless of such controls and procedures and such controls and procedures may fail to detect all such decisions and activities. We review our compensation policies and procedures as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If these individuals take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with applicable privacy and security laws and emerging security threats and potential security incidents, our business, reputation, results of operations, financial positions and cash flows could be materially affect.

In the conduct of our business, we are subject to privacy regulations and to confidentiality obligations. The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state and industry levels and requirements are imposed on us by contracts with customers.  For example, the collection and use of patient data in our health insurance operations is regulated by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and certain other activities we conduct, are subject to the privacy regulations of the Gramm-Leach-Bliley Act. HIPAA also requires business associates as well as covered entities to comply with certain privacy and security requirements.  In addition, we also have contractual obligations to protect certain confidential information we obtain from our existing vendors, partners and policyholders. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information. If we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, such as penalties, fines and loss of license, as well as loss of reputation and possible litigation.

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

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

We have developed an enterprise-wide risk management and governance framework to mitigate risk and loss to the Company. We maintain policies, procedures and controls intended to identify, measure, monitor, report and analyze the risks to which we are exposed.  However, there are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we may suffer unexpected losses and could be materially adversely affected. As our business changes and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company.

Many of our risk management strategies or techniques are based upon historical customer and market behavior and all such strategies and techniques are based to some degree on management’s subjective judgment. We cannot provide assurance that our risk management framework, including the underlying assumptions or strategies, will be accurate and effective.

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

olicensing companies and agents to transact business and regulating their respective conduct in the market;

orestricting agreements with large revenue-producing agents;

oapproving policy forms and premium rates;

ocancelling and non-renewal of policies;

orequiring certain methods of accounting and prescribing the form and content of records of financial condition required to be filed;

ocalculating the value of assets to determine compliance with statutory requirements;

oestablishing statutory capital and reserve requirements, such as for unearned premiums and losses;

oregulating certain premium rates and requiring deposits for the benefit of policyholders;

oestablishing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies;

oestablishing standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners (NAIC) and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

omandating certain insurance benefits and restricting the size of risks insurable under a single policy;

oregulating unfair trade and claims practices, including the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

orequiring the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters;

oapproving changes in control of insurance companies;

orestricting transactions between insurance companies and their affiliates, including the payment of dividends to affiliates; and

oregulating the nature or types, concentration or amounts, quality and valuation of investments.

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

Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. Further, state insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations or in interpretations or enforcement thereof, enactment of new laws or regulations, or new judicial decisions affecting the insurance industry, are often made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our business.  We cannot predict what impact, if any, the results of these studies or other such proposals, if enacted, may have on our financial condition, results of operations and cash flows.  If we were unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition.

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

We cannot predict the full effect of these or any other regulatory initiatives on the Company at this time, but they could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

Changes to health insurance laws may adversely affect our business, cash flows, financial condition and results of operations.

Although health insurance is generally regulated at the state level, actions at the federal level have affected and will likely continue to affect our business. Since the ACA became law in March 2010, it has caused sweeping and fundamental changes to the U.S. health care and health insurance industries. The effects on our business include our decisions to exit the major medical business, which is directly affected by the ACA, and to focus on ancillary health insurance products that are only indirectly affected by the ACA.

The ACA also affects us as an employer because it significantly affects the provision of both health care services and benefits in the United States.  The ACA may impact our cost of providing our employees with health insurance and/or benefits, and may also impact various other aspects of our business. We are continually assessing the impact of the ACA on our health care benefit costs.

The Trump Administration has and will undoubtedly continue to have an impact on the ACA.  On October 12, 2017, President Trump signed an Executive Order that ordered the Secretaries of the Treasury, Labor, and Health and Human Services to consider proposing regulations or revising guidance to (i) allow more employers to form association health plans, (ii) expand the availability of short-term limited duration insurance and allow longer coverage periods and (iii) increase the usability of health reimbursement arrangements.  While we are unable to predict what additional legislation or regulation, if any, relating to the health insurance industry may be enacted in the future or what effect such legislation or regulation would have on our business, it is clear that the Trump Administration is taking concrete steps to provided more healthcare options to consumers.  The unsettled nature of reforms, the numerous steps required to implement them, and the potential repeal makes us unable to predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities.

We will continue to monitor efforts to amend or impact the ACA and reassess our business strategies accordingly.  We have made, and are continuing to make, significant changes to our operations, products and strategy to adapt to the new environment.  However, if our plans for operating in the new environment are unsuccessful or are less successful than our competitors, or if there is less demand than we expect for our products in the new environment, our results could be adversely affected.

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

oFluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital;

oRising levels of actual costs that are not known by companies at the time they price their products;

oLosses related to epidemics, terrorist activities, random acts of violence or declared or undeclared war;

oDevelopment of judicial interpretations relating to the scope of insurers' liability;

oThe overall level of economic activity and the competitive environment in the industry;

oGreater than expected use of health care services by members;

oNew mandated benefits or other regulatory changes that change the scope of business or increase our costs; and

oFailure of managing general underwriters, agents, third-party administrators and producers to adhere to the underwriting guidelines, market-conduct practices and other requirements (as applicable) under their agreements with us.

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

Economic, governmental and competitive factors, and changes in societal attitudes such as work ethic, motivation or stability, can significantly affect the demand for and underwriting results from disability products.

Both economic and societal factors can affect claim incidence and recoveries for disability insurance. Claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence and the emergence of new infectious diseases or illnesses. Claim durations may be extended by medical improvements that could extend life expectancies. These factors and overall incidence rates affect pricing, underwriting and adjudication of claims.

Group life insurance may be affected by the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, our risk selection process, our ability to retain employer groups with favorable risk characteristics, the geographical concentration of employees, and mortality rates. Claim incidence may also be influenced by unexpected catastrophic events such as terrorist attacks, natural disasters, and pandemic health events, which may also affect the cost of and availability of reinsurance coverage.  Although pricing and renewal actions can be taken in reaction to higher claim rates, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time.  It is difficult to predict how the above factors will affect our business, financial condition or results of operations.

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

PetPartners

PetPartners leases 5,963 square feet of office space in Raleigh, North Carolina as its corporate headquarters.

ITEM 3.LEGAL PROCEEDINGS

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

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against the Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The Defendants believe these claims to be without merit.  The Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  The Plaintiff filed an Amended Complaint on

August 18, 2017.  The Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint, which is still pending. Madison National Life and Standard Security Life have demanded arbitration against this third party administrator.  In the fourth quarter of 2017, Madison National Life paid fines in the state of Texas primarily related to the claims payment practices of the Plaintiff.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock trades under the symbol IHC on the New York Stock Exchange.  The following table shows for the periods indicated the high and low sales prices for IHC's common stock as reported by the New York Stock Exchange.

	HIGH	LOW
QUARTER ENDED:
December 31, 2017	$30.00	$24.85
September 30, 2017	25.95	20.52
June 30, 2017	20.95	17.25
March 31, 2017	20.68	16.55

QUARTER ENDED:
December 31, 2016	$21.23	$17.03
September 30, 2016	19.15	16.20
June 30, 2016	17.97	15.05
March 31, 2016	16.91	13.16

IHC's stock price closed at $27.45 on December 31, 2017.

Holders of Record

At March 09, 2018, the number of record holders of IHC's common stock was 1,598. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

Dividends

IHC declared a cash dividend of $.06 per share on its common stock on July 5, 2017 and declared a cash dividend of $.10 per share on its common stock on December 20, 2017, for a total annual dividend of $.16 per share.

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

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock, excluding the shares under the aforementioned tender offer. As of December 31, 2017, 1,991,058 shares were still authorized to be repurchased.

Share repurchases during the fourth quarter of 2017 are summarized as follows:

2017
			Maximum Number
		Average Price	of Shares which
Month of	Shares	of Repurchased	can be
Repurchase	Repurchased	Shares	Repurchased

October	46,171	$26.15	2,022,760
November	25,043	$27.65	1,997,717
December	6,659	$27.88	1,991,058

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of IHC’s common stock with that of the Russell 2000 Index and the S & P 500 Life & Health Insurance index. The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2012. Indices data was obtained from Research Data Group, Inc.  The performance graph represents past performance and should not be considered to be an indication of future performance.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

	Year Ended December 31,

	2017	2016	2015	2014	2013
Income Data:
Total revenues	$320,494	$311,004	$530,495	$530,348	$574,445
Income from continuing operations	42,130	22,510	27,974	15,021	15,472
Balance Sheet Data:
Total investments	476,898	514,820	488,159	650,961	608,982
Total assets	1,040,623	1,134,464	1,197,963	1,196,227	1,277,545
Insurance liabilities	544,054	603,867	711,475	728,883	837,581
Debt and junior subordinated
debt securities	-	-	43,335	42,146	44,146
IHC stockholders' equity	431,544	436,559	323,351	299,687	277,301
Per Share Data:
Cash dividends declared per
common share	.16	.105	.09	.07	.07
Basic income (loss) per common share
from continuing operations	2.67	1.28	1.59	.83	.79
Diluted income (loss) per common
share from continuing operations	2.63	1.27	1.58	.82	.78
Book value per common share	28.98	25.53	18.73	17.25	15.70

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Independence Holding Company, a Delaware corporation (NYSE: IHC), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc. IHC Carrier Solutions, Inc. and a majority interest in PetPartners, Inc. (“PetPartners”). IHC also owns a significant equity interest in Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

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

Medical stop-loss was marketed to employer groups that self-insure their medical risks. On March 31, 2016, the Company sold IHC Risk Solutions, LLC (“Risk Solutions”), a managing general underwriter that was its principal source of medical stop-loss business. In addition, all of the in-force medical stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was 100% co-insured as of January 1, 2016 and IHC’s block of medical stop-loss business is in run-off.

On December 22, 2017, President Trump signed tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the federal corporate income tax rate from 35% to 21%.The Company has completed its accounting for the income tax effects under the Tax Act that are relevant to the Company using best estimates based on reasonable and supportable assumptions and available inputs and underlying information. We believe that our accounting is final relative to the Tax Act. The Consolidated Financial Statements reflect all such adjustments and disclosures related to the Tax Act. Refer to Note 12 of the Consolidated Financial Statements for more information regarding the impacts of the Tax Act.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	2017	2016	2015

Revenues	$320,494	$311,004	$530,495
Expenses	292,158	278,939	486,617

Income from continuing operations before income taxes	28,336	32,065	43,878
Income taxes	(13,794)	9,555	15,904

Income from continuing operations, net of tax	42,130	22,510	27,974
Income from discontinued operations, net of tax	-	110,804	2,548

Net income	42,130	133,314	30,522
Less: Income from noncontrolling interest in subsidiaries	(88)	(10,016)	(578)

Net income attributable to IHC	$42,042	$123,298	$29,944

Income from continuing operations of $2.63 per share, diluted, for the year ended December 31, 2017 compared to $1.27 per share, diluted, for the same period in 2016.

oThe Company reduced AMIC’s deferred tax asset valuation allowance by $20.3 million at December 31, 2017 primarily due to an increase in projected future income and associated utilization of Federal net operating losses. No such adjustment was recorded for the years ended December 31, 2016 or 2015.

oIncome taxes for the years ended December 31, 2017 and 2016, include income tax benefits of $11.6 million and $3.9 million, respectively, on worthless stock deductions representing the Company’s tax basis on its unrecovered investments in those subsidiaries.

oAs a result of the Tax Act, the Company recorded a deferred income tax expense of $9.4 million due to the re-measurement of deferred tax assets, liabilities and related valuation allowance.

Consolidated investment yields (on an annualized basis) of 3.2% in 2017 compared to 2.7% in 2016; and

Book value of $28.98 per common share at December 31, 2017 compared to $25.53 at December 31, 2016.

The following is a summary of key performance information by segment:

The Specialty Health segment reported $13.2 million of income before taxes for the year ended December 31, 2017 compared to $7.2 million for the comparable period in 2016.

oPremiums earned increased 17.8% or $27.5 million for the year ended December 31, 2017 over the comparable period in 2016. Short term medical premiums increased $9.7 million, and fixed indemnity limited benefit premiums increased $36.7 million as a result of the growing demand for these products and new significant distribution relationships. Premium increases in these lines were partially offset by reduced premium volume in occupational accident business following the sale of Accident Insurance Services, Inc., our primary producer of occupational accident business, in 2016, other lines in run-off, and dental business.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the years indicated (in thousands):

	2017	2016	2015

Premiums Earned	$181,851	$154,397	$171,912
Insurance Benefits, Claims & Reserves	84,380	81,215	93,916
Expenses	89,809	68,891	71,641

Loss Ratio	46.4%	52.6%	54.6%
Expense Ratio	49.4%	44.6%	41.7%
Combined Ratio	95.8%	97.2%	96.3%

(A)Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expenses ratio.

oAlthough the loss ratios in 2017 are lower than in the comparable periods in 2016, the expense ratios are higher in 2017 because of changes in the mix of products within the Specialty Health segment and as a result of the reallocation of certain fixed costs from the Medical Stop-Loss segment to the Specialty Health segment as the premium volume of one segment shrinks and the other one grows.

Income before taxes from the Group disability, life and DBL segment increased $0.4 million in 2017 compared to prior year results primarily due to lower claims in the short and long term disability and group term life lines, partially offset by lower income from the international line due to run-off of that line of business;

The Individual life, annuities and other segment reported losses before income taxes of $0.5 million in 2017 compared with losses of $2.5 million in 2016.  The losses in 2016 were related to the accelerated amortization of deferred costs in connection with the assumption of certain ceded life and annuity policies for which there are no minimal amounts in 2017;

The Medical Stop-Loss segment reported income before taxes of $2.8 million for the year ended December 31, 2017 as compared to income before taxes of $16.7 million for the year ended December 31, 2016. The reduction in income in 2017 in the Medical Stop-loss segment is principally due to the sale of Risk Solutions and exit from the medical stop-loss business. Premiums earned and amounts recorded for benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the medical stop-loss business in run-off;

Loss before tax from the Corporate segment for the year ended December 31, 2017 decreased $0.7 million over the same period in 2016 primarily due to changes in share-based compensation, consulting, legal and accounting expenses; and

Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2017	2016	2015

Specialty Health	$187,793	$163,810	$186,716
Group disability; life and DBL	129,142	123,245	116,500
Individual life, annuities and other	26,053	30,285	23,552
Medical Stop-Loss	10,848	264,101	302,709

	$353,836	$581,441	$629,477

Net Premiums Earned:	2017	2016	2015

Specialty Health	$181,851	$154,397	$171,912
Group disability; life and DBL	99,953	96,190	85,953
Individual life, annuities and other	210	47	11,904
Medical Stop-Loss	252	12,070	209,765

	$282,266	$262,704	$479,534

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

The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2017, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $2.6 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Income.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Income could also be affected, such as amortization of deferred acquisition costs and commission expense.

The liability for policy benefits and claims by segment is as follows (in thousands):

	December 31, 2017
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Specialty Health	$53,531	$-	$53,531
Group Disability	80,788	23,160	103,948
Individual Accident and Health
and Other	6,469	2,181	8,650
Medical Stop-Loss	2,554	-	2,554
	$143,342	$25,341	$168,683

	December 31, 2016
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Specialty Health	$50,237	$-	$50,237
Group Disability	83,017	21,411	104,428
Individual Accident and Health
and Other	6,391	3,297	9,688
Medical Stop-Loss	54,760	-	54,760
	$194,405	$24,708	$219,113

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

Medical Stop-Loss

Due to the sale of Risk Solutions, the Medical Stop-Loss segment is in run-off.  The Company has $2.3 million in reserves at December 31, 2017.  Liabilities for policy benefits and claims on medical stop-loss coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data. Policy benefits and claims for medical stop-loss insurance are more volatile in nature than those for specialty health medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2017. Changes in the Company's policy benefits and claims estimates are recorded through a charge or credit to its earnings.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2017 and 2016. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

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

Investments

The Company has classified all of its investments as either available-for-sale or trading securities. These investments are carried at fair value with unrealized gains and losses reported through other comprehensive income (loss) for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Income for trading securities. Available-for-sale securities totaled $447.5 million and $454.8 million at December 31, 2017 and 2016, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

At December 31, 2017, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of IHC stock in 2017, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 67% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.  No impairment charge for goodwill was required in 2017, 2016 or 2015.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense. No impairment charges for intangible assets were required in 2017, 2016 or 2015.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Information by business segment for the periods indicated is as follows (in thousands):

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2017	Premiums	Investment	Other	and	and
	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$181,851	$5,299	$16,660	$84,380	$106,223	$13,207
Group disability,
life and DBL	99,953	6,469	505	52,792	35,857	18,278
Individual life,
annuities and other	210	1,536	393	241	2,411	(513)
Medical Stop-Loss	252	1,111	1,244	(2,359)	2,127	2,839
Corporate	-	1,861	611	-	10,486	(8,014)
Sub total	$282,266	$16,276	$19,413	$135,054	$157,104	25,797

Net realized investment gains						2,539
Income from continuing operations before income taxes						28,336
Income tax benefits						(13,794)
Income from continuing operations, net of tax						$42,130

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2016	Premiums	Investment	Other	and	and
	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$154,397	$3,272	$15,478	$81,215	$84,730	$7,202
Group disability,
life and DBL	96,190	6,469	876	52,245	33,386	17,904
Individual life,
annuities and other	47	2,255	454	1,344	3,952	(2,540)
Medical Stop-Loss	12,070	1,700	11,844	10,427	(1,546)	16,733
Corporate	-	2,874	51	-	11,652	(8,727)
Sub total	$262,704	$16,570	$28,703	$145,231	$132,174	30,572

Net realized investment gains						4,502
Net impairment losses recognized in earnings						(1,475)
Interest expense on debt						(1,534)
Income from continuing operations before income taxes						32,065
Income taxes						9,555
Income from continuing operations, net of tax						$22,510

Premiums Earned

In 2017, premiums earned increased $19.6 million over the comparable period of 2016. The increase is primarily due to: (i) an increase of $27.5 million in the Specialty Health segment principally as a result of a $36.7 million increase in the fixed indemnity limited benefit line, a $9.7 million increase in premiums from the short term medical line of business, and a $0.9 million increase in the pet line of business, partially offset by a decrease of $9.9 million in occupational accident business premiums due to the run-off of this line following the sale of our primary producer of this business, in the third quarter of 2016, a decrease of $4.1 million in the dental line of business and a $5.9 million decline in international premiums; (ii) a $3.7 million increase in earned premiums from the Group disability, life, annuities and DBL segment primarily due to increased volume in the LTD, DBL and group term life lines; and (iii) an increase of $0.2 million in the Individual life, annuities and other segment; partially offset by (iv) a decrease of $11.8 million in the Medical Stop-Loss segment as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3.

Net Investment Income

Total net investment income decreased $0.3 million over the comparable period in 2016. The overall annualized investment yields for the years ended December 31, 2017 and 2016 were 3.2% and 2.7%, respectively. The overall decrease was primarily the result of lower average invested assets in 2017 largely due to the retirement of debt in the fourth quarter of 2016 partially offset by higher returns on partnership investment.

The annualized investment yields on bonds, equities and short-term investments for the years ended December 31, 2017 and 2016 were 3.0% and 2.9%, respectively. IHC has approximately $176.9 million in highly rated shorter duration securities earning on average 1.8%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Realized Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net realized investment gains of $2.5 million in 2017 compared to $4.5 million in 2016.  These amounts include gains and losses from sales of fixed maturities and equity securities available-for-sale and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

In 2016, the Company recognized $1.5 million of other-than-temporary impairment losses on certain fixed maturities available-for-sale due to credit losses. The Company determined that it was more likely than not that the securities would be sold before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income increased $.3 million for the year ended December 31, 2017 compared to the comparable period in 2016 primarily due to fee income earned by PetPartners, our recently acquired subsidiary, with no comparable amounts in 2016, partially offset by a decrease in fee income related to occupational accident business as a result of the sale of our primary producer of that business in 2016.

Other income in 2017 decreased $9.6 million from the same period in 2016 primarily due to the run-off of fees received in conjunction with the diminished administration of the Medical Stop-Loss segment.

Insurance Benefits, Claims and Reserves

In 2017, insurance benefits, claims and reserves decreased $10.1 million over the comparable period in 2016. The decrease is primarily attributable to: (i) a decrease of $12.8 million in the Medical Stop-Loss segment primarily as a result of the sale of Risk Solutions and exit from the medical stop-loss business, further described in Note 3; (ii) a decrease of $1.1 million in the Individual life, annuity and other segment; partially offset by (iii) an increase of $3.2 million in the Specialty Health segment, primarily due to an increase of $3.8 million in the small group major medical line of business due to favorable development of this line in 2016 with no comparable amount in 2017, and increases of $8.6 million, $6.3 million and $1.3 million in the benefits and claims of fixed indemnity limited benefit, short term medical and pet lines of business, respectively, due to increases in volume, partially offset by a $9.4 million decrease in benefits, claims and reserves related to the run-off of the occupational accident line of business and decreases of  $4.6 million and $2.6 million in the dental  and international lines, respectively, due to lower premiums; and (iv) an increase of $0.6 million in benefits, claims and reserves in the Group disability, life, annuities and DBL segment, primarily due to growth in this line partially offset by improved experience in the DBL line.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $24.9 million over the comparable period in 2016. The increase is primarily attributable to: (i) a $21.5 million increase in the Specialty Health segment primarily due to administrative and commission expenses associated with the increased premium volume in the short term medical and fixed indemnity limited benefit lines, and agency expenses from PetPartners with no comparable expenses in the prior year, partially offset by a decrease in administrative expenses in 2017 from Accident Insurance Services, Inc., our primary producer of Occupational Accident line of business, which was sold in the third quarter of 2016; (ii) an increase of $3.6 million in the Medical Stop-Loss segment primarily due to a credit in premium taxes in 2016 with no comparable amount for 2017;  (iii) an increase of $2.5 million in the Group disability, life, annuities and DBL segment due principally to higher general expenses on increased volume; partially offset by (iv) a decrease of $1.5 million in the Individual life, annuity and other segment largely due to lower amortization of deferred costs and general expenses from business in run-off; (v) a decrease of $1.2 million in Corporate due to a decrease in audit and consulting fees.

Income Taxes

The effective tax (benefit) rate was (48.7)% in 2017 compared to 29.8% for the same period in 2016. The Company has completed its accounting for the impact of the Tax Act as of December 31, 2017 and recorded a deferred income tax expense of $9.4 million due to the re-measurement of deferred tax assets, liabilities and related valuation allowance. Also in 2017, the Company wound down the operations and dissolved a subsidiary recognizing an estimated $11.6 million income tax benefit on a worthless stock deduction of $33.1 million, representing the Company’s tax basis on its unrecovered investment in that subsidiary. In addition, the Company recorded a $20.3 million credit to federal income taxes in 2017 as a result of the reduction in AMIC’s valuation allowance for increased income projections and associated utilization of Federal net operating loss carryforwards.  AMIC’s valuation allowance was due to the probability that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs"). Income taxes for the year ended December 31, 2016, also include an income tax benefit of $3.9 million on a worthless stock deduction of $11.2 million representing the Company’s tax basis in its unrecovered investment in a subsidiary.

Excluding the impact of the Tax Act in 2017, the worthless stock deductions in both 2017 and 2016, and the reduction in the valuation allowance in 2017, the effective rate was significantly lower in 2017 due to: (i) a decrease in non-deductible expenses in 2017; (ii) tax benefits realized in 2017 upon the exercise and vesting of sharebased compensation awards with no comparable amounts in 2016; and (iii) a decrease in state taxes as a percentage of income.

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

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group declared and paid $18.0 million, $18.4 million and $10.6 million of cash dividends to Corporate in 2017, 2016 and 2015, respectively.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, and common stock repurchases.

Cash Flows

The Company had $26.5 million and $22.0 million of cash and cash equivalents as of December 31, 2017 and 2016, respectively.

Operating activities provided $28.6 million of cash. Investment activities provided $27.6 million of cash, primarily the result of sales of investment securities, partially offset by $12.3 million net cash outflow to acquire PetPartners. Financing activities utilized $51.7 million of cash, of which $46.4 million was utilized for treasury share purchases.

The Company repurchased 2,289,502 shares of its common stock. Of that amount, 703,000 shares were repurchased in private transactions for an aggregate cost of $14.0 million; 1,385,118 shares were repurchased for an aggregate cost of $27.7 million pursuant to the terms of a tender offer; and the remaining shares were repurchased in the open market.. The tender offer was fully funded through corporate liquidity.

At December 31, 2017, the Company had $544.1 million of insurance liabilities that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the year ended December 31, 2017, cash received from the maturities and other repayments of fixed maturities was $28.4 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables from reinsurers of $380.6 million at December 31, 2017 compared to $440.3 million at December 31, 2016. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2017.

The $5.0 million decrease in IHC’s stockholders' equity in 2017 is primarily due to $46.5 million of treasury stock purchases, $2.4 million in common stock dividends declared and $1.3 million related to share-based compensation, partially offset by $42.0 million of net income attributable to IHC and $3.2 million of other comprehensive income attributable to IHC.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $7.4 million at December 31, 2017, 100% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company does not have any non-performing fixed maturity investments at December 31, 2017.

Certain fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The insurance, however, does not enhance the credit ratings on these securities. The following table summarizes the credit quality of our fixed maturity portfolio, as rated, at December 31, 2017:

Bond Ratings	As Rated

AAA	12.9%
AA	59.1%
A	25.3%
BBB	2.7%

Total Investment Grade	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(F) (iv) of the Notes to Consolidated Financial Statements in Item 8 of this report. The Company did not record any other-than-temporary impairment losses in 2017. The Company recognized $1.5 million of other-than-temporary impairment losses on certain fixed maturities available-for-sale during 2016. The Company determined that it was more likely than not that we will sell the securities before recovery of their amortized cost basis. At December 31, 2017, there were no securities with fair values less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2017. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment. Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2017, total goodwill was $50.7 million, all of which was attributable to the Specialty Health segment.

Based upon the goodwill impairment testing performed at December 31, 2017, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by more than 10% in the Specialty Health segment.

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

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  Our market capitalization as of December 31, 2017 was below the sum of our reporting units’ fair values. As a result, the Company assessed the factors contributing to the performance of IHC stock in 2017, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) Geneve Corporation and insiders own approximately 67% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of IHC stock, and (iii) lack of analyst coverage of the Company. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Liability for Policy Benefits and Claims

The following table summarizes the prior year net favorable amount of policy benefits and claims incurred in 2017 according to the year in which it relates, together with the opening balances of the corresponding liability for policy benefits and claims (net of reinsurance recoverable) (in thousands):

	Policy Benefits and Claims	Prior Year Amount
	at January 1, 2017	Incurred in 2017

2016	$71,136	$(2,691)
2015	20,475	(5,930)
2014	6,951	(311)
2013 and Prior	31,698	924

Total	$130,260	$(8,008)

The following sections describe, for each segment, the unfavorable (favorable) development in the liability for policy benefits and claims experienced in 2017, together with the key assumptions and changes therein affecting the reserve estimates.

Specialty Health

The Specialty Health segment had a net unfavorable development of $1.4 million related to prior years. The Company experienced net unfavorable developments of $2.2 million in the STM line and $1.5 million in our occupational accident business. Due to a system conversion there was a claim processing and inventory backlog at the end of 2016 and as that backlog and those processing issues were resolved it revealed a much more favorable dental and vision block of experience than what was expected.  The short-term medical line of business also had a processing and backlog issue, however, as the inventory was paid down the block experienced a worse development than what was expected revealing higher trend levels than expected. Some pricing changes and reserve strengthening has occurred on the STM block prior to this year-end.  The occupational accident line of business has some low frequency and high severity components to it and we had a few rather large claims develop during the year.  Since this is a small product for us that was not performing well, the Company has since sold the principal agency that produced this occupational accident business and discontinued risk exposure to the rather high severity features of the product. These developments were partially offset by a favorable development of $1.1 million in dental business.

Group Disability

The Group Disability segment had a net favorable development of $3.7 million primarily related to $2.1 million of DBL benefits and claims and $1.1 million of LTD benefits and claims experience primarily related to the 2015 business.

Due to the long-term nature of LTD, in establishing the liability for policy benefits and claims, the Company must make estimates for case reserves, IBNR, and reserves for Loss Adjustment Expenses (“LAE”).  Case reserves generally equal the actuarial present value of the liability for future benefits to be paid on claims incurred as of the balance sheet date. The IBNR reserve is established based upon historical trends of existing incurred claims that were reported after the balance sheet date. The LAE reserve is calculated based on an actuarial expense study.  Since the LTD block of policies is relatively small, with the potential for very large claims on individual policies, results can vary from year to year. If a small number of claimants with large claim reserves were to recover or several very large claims were incurred, the results could distort the Company’s policy benefits and claims estimates from year to year. With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL.  The favorable DBL development is due to lower than anticipated claims, in addition, the Company establishes a reserve for a potential premium refund for better than mandated experience which was not required to be paid in 2017.

Medical Stop-Loss

The Company experienced a net favorable development of $2.6 million related to the Medical Stop-Loss segment. Our Medical Stop-Loss business is currently in run-off.

Individual Life, Annuities and Other

All other lines, primarily life and other individual health products, experienced favorable development of $3.1 million. The favorable development in life reserves is partially due to a decrease in Paid Up Life (“PUL”) and additional reserves within the group term life line of business.  The PUL change was due to a decrease in the number of eligible members and a decrease in the number of groups with the PUL benefit.  Additionally, the Ordinary line of business had a pre-reinsurance true-up and released the remaining pre-reinsurance IBNR reserves.

.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. The Company has no long-term debt outstanding at December 31, 2017 or 2016. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

The chart below reflects the maturity distribution of IHC’s contractual obligations at December 31, 2017 (in thousands):

		Insurance	Funds
		Policy	on
	Leases	Benefits	Deposit	Total

2018	$2,251	$105,767	$14,543	$122,561
2019	1,953	35,031	13,981	50,965
2020	1,929	28,705	13,477	44,111
2021	1,460	26,055	12,993	40,508
2022	1,125	24,224	12,630	37,979
2023 and thereafter	195	138,326	75,913	214,434

Totals	$8,913	$358,108	$143,537	$510,558

OUTLOOK

For 2018, the Company anticipates that it will:

Continue to show significant increases in specialty health premiums (including STM, hospital indemnity, group limited medical and group gap and other supplemental health products, such as accident medical, gap and critical illness (“CI”) products).  Given the extremely high cost and high deductible nature of ACA-compliant plans, IHC has found an increasing demand for its STM and hospital indemnity, accident and critical illness plans as either an alternative to ACA-compliant plans or in order to provide affordable ways for insureds to finance high deductibles and co-pays. We have found that consumers who do not receive significant subsidies for ACA-compliant plans are worried about how they will pay for deductible and co-pays in the event they are hospitalized are attracted to hospital indemnity, accident and CI products.   Consumers who are looking for coverage that also covers out-patient services are typically more interested in purchasing STM plans and often combine it with one or more of our HIP and/or gap plans.  IHC continued to sell record numbers of STM policies in 2017 despite the federal government imposing a restriction on duration of these policies to 90 days.  In February 2018, three federal agencies issued a proposed rule that would reverse such executive order and return to the states the ability to determine the duration of STM in each state.  Assuming the proposed rule is enacted, the Company believes the demand for STM will increase.  The Company further believes that these packages (which combine STM with other benefits such as hospital indemnity, accident and critical illness, telemedicine and dental plans) will also become much more attractive once the duration of our STM products is increased to 364 days, subject to state law. In anticipation of this growth we have begun to make material enhancements to our systems and infrastructure. For all the preceding reasons, we believe that we will continue in 2018 the solid sales growth we experienced in 2017.

Continue to increase IHC’s emphasis on lead generation for its direct-to-consumer and career advisor distribution initiatives, as well as expanding our controlled sales through our call center, career model and transactional websites: HealtheDeals.com, PetPlace.com, akcpetinsurance, AspiraAmas and HealthInsurance.org.

Expand sales of our specialty health products as a result of private-label and white-label distribution arrangements with large national partners and our equity investments in two call center agencies and a worksite marketing company. We expect to continue our relationship with eHealth to sell packages of specialty health products.

Continue to diversify the distribution and administration of our pet insurance as a result of the acquisition of Pet Partners Inc. and several new distribution relationships that we expect to begin selling through in 2018.

Effective January 1, 2018, Standard Security Life began selling a new rider (“Paid Family Leave” or “PFL”) as part of our New York DBL policies in 2018.  This is a result of New York State requiring employers to provide PFL, which would cover job-protected paid leave to care for a new child or sick family member or to assist when someone is called to active military service.  Standard Security Life anticipates that the implementation of this coverage will more than double our current $30 million DBL block. The rates for PFL are set by New York State and as this is a new product, with no historical experience, there is no certainty as to the adequacy of the rate and therefore underwriting profitability.

Experience increases in both long-term and short-term disability premiums in 2018 generated from new distribution relationships.

Continue to evaluate strategic transactions. We plan to continue to deploy some of our cash to make additional investments and acquisitions that will continue to bolster existing or new lines of business.

Continue to focus on administrative efficiencies.

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

As a result of the sale of Risk Solutions, IHC remains highly liquid with excess capital; however, we have used some of this capital to make equity investments, retire debt and purchase IHC stock.  If the Specialty Health business were to grow exponentially as a result of the turmoil in the major medical markets, IHC may need to contribute additional capital to one or more of its carriers.  While the run-off of the Medical Stop-Loss line of business had a negative impact on future earnings in 2017, the growth in our other lines of business has offset this reduction in earnings.

Subject to making additional repurchases, acquisitions, investments and capital contributions to support growth, the Company will remain highly liquid in 2018 as a result of the continuing shorter duration of the portfolio. IHC has approximately $176.9 million in highly rated shorter duration securities earning on average 1.8%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks) assuming immediate changes in interest rates at specified levels at December 31, 2017:

	Change in Interest Rates

	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline	200 basis point decline

Corporate securities	$135,053	$140,589	$146,447	$152,612	$159,173
CMO’s	6,080	6,367	6,677	7,018	7,391
U.S. Government obligations	82,100	83,590	85,114	86,680	88,280
Agency MBSs	13	13	14	13	13
GSEs	8,996	9,326	9,682	10,071	10,492
State & Political Subdivisions	159,308	169,386	179,643	189,919	200,410
Foreign governments	3,846	3,995	4,150	4,317	4,493

Total estimated fair value	$395,396	$413,266	$431,727	$450,630	$470,252

Estimated change in value	$(36,331)	$(18,461)		$18,903	$38,525

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules on page 61.

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On October 6, 2016, the registrant filed a Form 8-K stating that the registrant has engaged RSM US LLP as its principal accountant to replace its former principal accountant KPMG LLP, effective September 13, 2016.  The decision to change accountant was approved by the Audit Committee of the registrant.  Neither of the reports of the former principal accountants on the financial statements for the periods ending December 31, 2015 and December 31, 2014, respectively, and through the subsequent interim periods ending September 13, 2016, contained an adverse opinion nor disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles.

During the audited period, there were no disagreements with the former principal accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused the registrant to make reference to the subject matter in connection with this report.

ITEM 9A.CONTROLS AND PROCEDURES

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

On March 24, 2017, the Company acquired 85% of the stock of PetPartners, Inc. (“PetPartners”). Management excluded from its assessment of internal control over financial reporting PetPartners’ internal control over financial reporting. PetPartners constituted approximately 1.9% of total assets as of December 31, 2017, and approximately 1.4% of total revenues for the year ended December 31, 2017, which are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2017. The Company will incorporate PetPartners into its assessment of internal control over financial reporting in 2018.

With the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Remediation of Prior Year Material Weakness

We previously identified and disclosed in our Form 10-K for the years ended December 31, 2015 and 2016, a material weakness in our internal control over financial reporting as we did not maintain adequate controls over the completeness and accuracy of our financial reporting for income taxes. Throughout fiscal years 2016 and 2017, we implemented changes to our processes to improve our internal control over financial reporting related to the controls over the accounting for income taxes. The following steps have been taken to remediate the conditions leading to the above stated material weakness: (i) strengthened existing tax resources by engaging independent tax consultants, and financial reporting staff attended training related to the design and operation of tax related financial reporting and corresponding internal controls; (ii) implemented enhanced risk assessment processes over accounting for income taxes, with a focus on tax accounting and disclosure for unusual and complex transactions; and (iii) improved existing and established new processes and controls to measure and record transactions related to tax accounting to enhance the effectiveness of the design and operation of those controls.

We will continue to focus on maintaining the system of internal controls that was developed and implemented over the last two years and make enhancements when and where necessary.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended) were effective.

Changes in Internal Control Over Financial Reporting

 Our management identified no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness in our internal controls over financial reporting for income taxes as noted above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2018 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2018 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2018 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2018 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2018 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 61.

(a) (3) EXHIBITS

See Exhibit Index on page 124.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2017.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:/s/ Roy T. K. Thung

Roy T.K. Thung

Chief Executive Officer

(Principal Executive Officer)

By:/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 26th day of March, 2018.

/s/ Larry R. Graber	/s/ Steven B. Lapin
Larry R. Graber	Steven B. Lapin
Director and Senior Vice President	Vice Chairman of the Board of Directors

/s/ Allan C. Kirkman	/s/ Ronald I. Simon
Allan C. Kirkman	Ronald I. Simon
Director	Director

/s/ John L. Lahey	/s/ James G. Tatum
John L. Lahey	James G. Tatum
Director	Director

/s/ Roy T.K. Thung	/s/ David T. Kettig
Roy T.K. Thung	David T. Kettig
Chairman of the Board of Directors and	Director, President and Chief Operating Officer
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

Opinion on the Internal Control Over Financial Reporting

We have audited Independence Holding Company's (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 26, 2018 expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded PetPartners, Inc. from its assessment of internal control over financial reporting as of December 31, 2017, because it was acquired by the Company in a purchase business combination in the first quarter of 2017. We have also excluded PetPartners, Inc. from our audit of internal control over financial reporting. PetPartners, Inc. is a majority owned subsidiary whose total assets and total revenue represent approximately 1.9% percent and 1.4% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Jacksonville, Florida

March 26, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independence Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Holding Company and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 26, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 3 to the financial statements, the Company sold Risk Solutions, LLC and accounted for the sale as discontinued operations. We audited the adjustments described in Note 3 that were applied to restate the 2015 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Jacksonville, Florida

March 26, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independence Holding Company:

We have audited, before the effects of the adjustments to retrospectively reflect discontinued operations discussed in Note 3 to the consolidated financial statements, the consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows of Independence Holding Company and subsidiaries (the Company) for the year ended December 31, 2015. In connection with our audit of the consolidated financial statements, we also have audited, before the effects of the adjustments to retrospectively reflect the discontinued operations discussed in Note 3 to the consolidated financial statements, the consolidated financial statement  schedules II  to  IV, as of December 31, 2015 and for the year ended December 31, 2015. The 2015 financial statements and schedules before the effects of these adjustments discussed in Note 3 are not presented herein. The 2015 consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively reflect discontinued operations discussed in Note 3 to the consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Independence Holding Company and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules for 2015, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect discontinued operations discussed in Note 3 to the consolidated financial statements, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

/s/ KPMG LLP

New York, New York
June 3, 2016

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
DECEMBER 31,

	2017	2016

ASSETS:
Investments:
Short-term investments	$50	$6,912
Securities purchased under agreements to resell	10,269	28,962
Trading securities	490	592
Fixed maturities, available-for-sale	441,912	449,487
Equity securities, available-for-sale	5,630	5,333
Other investments	18,547	23,534
Total investments	476,898	514,820

Cash and cash equivalents	26,465	22,010
Due and unpaid premiums	21,950	42,896
Due from reinsurers	380,593	440,285
Premium and claim funds	11,108	17,952
Goodwill	50,697	41,573
Other assets	72,912	54,928

TOTAL ASSETS	$1,040,623	$1,134,464

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$168,683	$219,113
Future policy benefits	214,766	219,450
Funds on deposit	143,537	145,749
Unearned premiums	6,666	9,786
Other policyholders' funds	10,402	9,769
Due to reinsurers	3,808	35,796
Accounts payable, accruals and other liabilities	56,453	55,477
Liabilities attributable to discontinued operations	-	68

TOTAL LIABILITIES	604,315	695,208

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	2,065	-

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 and 18,620,508 shares issued; and 14,890,285 and
17,102,525 shares outstanding	18,625	18,620
Paid-in capital	124,538	126,468
Accumulated other comprehensive loss	(4,598)	(6,964)
Treasury stock, at cost; 3,735,173 and 1,517,983 shares	(63,404)	(17,483)
Retained earnings	356,383	315,918

TOTAL IHC STOCKHOLDERS’ EQUITY	431,544	436,559
NONREDEEMABLE NONCONTROLLING INTERESTS	2,699	2,697

TOTAL EQUITY	434,243	439,256

TOTAL LIABILITIES AND EQUITY	$1,040,623	$1,134,464

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
YEARS ENDED DECEMBER 31,
	2017	2016	2015
REVENUES:
Premiums earned	$282,266	$262,704	$479,534
Net investment income	16,276	16,570	17,237
Fee income	16,765	16,446	10,651
Other income	2,648	12,257	10,267
Gain on sale of subsidiary to joint venture	-	-	9,940
Net realized investment gains	2,539	4,502	3,094
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	-	(1,475)	(228)
Portion of losses recognized in other comprehensive income (loss)	-	-	-
Net impairment losses recognized in earnings	-	(1,475)	(228)

	320,494	311,004	530,495

EXPENSES:
Insurance benefits, claims and reserves	135,054	145,231	307,178
Selling, general and administrative expenses	157,104	132,174	177,641
Interest expense on debt	-	1,534	1,798

	292,158	278,939	486,617

Income from continuing operations before income taxes	28,336	32,065	43,878
Income taxes (benefits)	(13,794)	9,555	15,904

Income from continuing operations, net of tax	42,130	22,510	27,974

Discontinued operations:
Income from discontinued operations, before income taxes	-	117,617	4,310
Income taxes on discontinued operations	-	6,813	1,762
Income from discontinued operations, net of tax	-	110,804	2,548

Net income	42,130	133,314	30,522
(Income) from nonredeemable noncontrolling interests	(27)	(10,016)	(578)
(Income) from redeemable noncontrolling interests	(61)	-	-

NET INCOME ATTRIBUTABLE TO IHC	$42,042	$123,298	$29,944

Basic income per common share (Note 2)
Income from continuing operations	$2.67	$1.28	$1.59
Income from discontinued operations	-	5.90	0.14
Basic income per common share	$2.67	$7.18	$1.73

WEIGHTED AVERAGE SHARES OUTSTANDING	15,718	17,162	17,314

Diluted income per common share (Note 2)
Income from continuing operations	$2.63	$1.27	$1.58
Income from discontinued operations	-	5.82	0.13
Diluted income per common share	$2.63	$7.09	$1.71

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	16,008	17,379	17,484

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
YEARS ENDED DECEMBER 31,
	2017	2016	2015

Net income	$42,130	$133,314	$30,522
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	4,996	(5,424)	(5,475)
Tax expense (benefit) on unrealized gains (losses) on available-for-sale securities	1,815	(1,916)	(2,013)
Unrealized gains (losses) on available-for-sale securities, net of taxes	3,181	(3,508)	(3,462)

Other comprehensive income (loss), net of tax	3,181	(3,508)	(3,462)

COMPREHENSIVE INCOME, NET OF TAX	45,311	129,806	27,060

Comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
(Income) loss from noncontrolling interests in subsidiaries	(88)	(10,016)	(578)
Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests:
Unrealized (gains) losses on available-for-sale securities, net of tax	-	(118)	(5)

Other comprehensive (income) loss, net of tax, attributable to noncontrolling interests	-	(118)	(5)

COMPREHENSIVE (INCOME) LOSS, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(88)	(10,134)	(583)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$45,223	$119,672	$26,477

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data)

				ACCUMULATED					NONREDEEMABLE
				OTHER				TOTAL IHC	NONCONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2014	18,531,158	$18,531	$127,098	$22	(1,160,118)	$(12,141)	$166,177	$299,687	$9,925	$309,612
Net income							29,944	29,944	578	30,522
Other comprehensive loss, net of tax				(3,467)				(3,467)	5	(3,462)
Repurchases of common stock					(143,307)	(1,820)		(1,820)	-	(1,820)
Acquisition of subsidiary								-	608	608
Purchases of noncontrolling interests			112	5				117	(1,851)	(1,734)
Common stock dividends ($0.09 per share)							(1,562)	(1,562)	-	(1,562)
Share-based compensation	38,025	38	408					446	-	446
Other capital transactions			115				(109)	6	88	94

BALANCE AT DECEMBER 31, 2015	18,569,183	$18,569	$127,733	$(3,440)	(1,303,425)	$(13,961)	$194,450	$323,351	$9,353	$332,704
Net income							123,298	123,298	10,016	133,314
Other comprehensive income, net of tax				(3,626)				(3,626)	118	(3,508)
Repurchases of common stock					(214,558)	(3,522)		(3,522)	-	(3,522)
Purchases of noncontrolling interests			(2,302)	102				(2,200)	(15,911)	(18,111)
Common stock dividends ($0.105 per share)							(1,800)	(1,800)	-	(1,800)
Share-based compensation	51,325	51	727					778	-	778
Distributions to noncontrolling interests								-	(947)	(947)
Other capital transactions			310				(30)	280	68	348

BALANCE AT DECEMBER 31, 2016	18,620,508	$18,620	$126,468	$(6,964)	(1,517,983)	$(17,483)	$315,918	$436,559	$2,697	$439,256
Net income							42,042	42,042	27	42,069
Other comprehensive income, net of tax				3,181				3,181	-	3,181
Repurchases of common stock					(2,289,502)	(46,527)		(46,527)	-	(46,527)
Common stock dividends ($0.16 per share)							(2,392)	(2,392)	-	(2,392)
Share-based compensation	4,950	5	(1,930)		72,312	606		(1,319)	-	(1,319)
Distributions to noncontrolling interests								-	(25)	(25)
Reclassification of the stranded tax effects
in accumulated other comprehensive income				(815)			815	-		-

BALANCE AT DECEMBER 31, 2017	18,625,458	$18,625	$124,538	$(4,598)	(3,735,173)	$(63,404)	$356,383	$431,544	$2,699	$434,243

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
YEARS ENDED DECEMBER 31,
	2017	2016	2015
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$42,130	$133,314	$30,522
Adjustments to reconcile net income to net change in cash from operating activities:
Gain on disposal of discontinued operations, net of tax	-	(110,337)	-
Gain on sale of subsidiary to joint venture	-	-	(9,940)
Gain on disposition of assets	-	-	(5,053)
Amortization of deferred acquisition costs	340	319	3,524
Net realized investment gains	(2,539)	(4,502)	(3,094)
Other-than-temporary impairment losses	-	1,475	228
Equity income from equity method investments	(1,846)	(62)	(405)
Depreciation and amortization	1,920	1,831	2,313
Deferred tax expense	(9,746)	4,445	614
Other	6,535	7,809	6,724
Changes in assets and liabilities:
Net purchases (sales) of trading securities	-	3,727	5,356
Change in insurance liabilities	(90,065)	(120,064)	(18,907)
Change in deferred acquisition costs	(353)	(296)	26,774
Change in amounts due from reinsurers	59,692	42,787	(202,617)
Change in premium and claim funds	6,844	3,094	(1,891)
Change in current income tax liability	(5,979)	(9,146)	3,386
Change in due and unpaid premiums	20,946	26,179	(6,447)
Other operating activities	725	(11,571)	4,189
Net change in cash from operating activities	28,604	(30,998)	(164,724)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	6,849	(6,870)	-
Net (purchases) sales of securities under resale agreements	18,693	(677)	(11,495)
Sales of equity securities	-	3,577	11,986
Purchases of equity securities	-	-	(6,601)
Sales of fixed maturities	193,930	410,983	629,376
Maturities and other repayments of fixed maturities	28,355	47,285	42,630
Purchases of fixed maturities	(210,694)	(486,398)	(521,417)
Payments to acquire business, net of cash acquired	(12,323)	-	511
Proceeds on sales of subsidiaries, net of cash divested	-	135,736	4,518
Proceeds on sales of assets	-	-	8,000
Change in policy loans	-	1	10,629
Sales of and distributions from other investments	5,246	4,210	1,000
Purchases of other investments	(602)	(4,371)	-
Other investing activities	(1,854)	(4,601)	(809)
Net change in cash from investing activities	27,600	98,875	168,328

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(46,401)	(3,522)	(1,820)
Cash paid in acquisitions of noncontrolling interests	-	(18,111)	(1,734)
(Withdrawals of) proceeds from investment-type insurance contracts	(1,736)	1,898	(2,306)
Repayments of debt	-	(42,935)	(2,617)
Dividends paid	(1,928)	(1,553)	(1,392)
Payments related to tax withholding for sharebased compensation	(1,659)	-	-
Other financing activities	(25)	(815)	353
Net change in cash from financing activities	(51,749)	(65,038)	(9,516)

Net change in cash and cash equivalents, including discontinued operations	4,455	2,839	(5,912)
Cash and cash equivalents, beginning of year, including discontinued operations	22,010	19,171	25,083

Cash and cash equivalents, end of year, including discontinued operations	$26,465	$22,010	$19,171

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc., IHC Carrier Solutions, Inc. and a majority interest in PetPartners, Inc. (“PetPartners”). IHC also owns a significant equity interest in: (i) Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 61% of IHC's outstanding common stock at December 31, 2017.

(B)Consolidation

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

	2017	2016	2015

Changes in IHC’s paid-in capital:
Purchases of AMIC shares	$-	$(2,200)	$(199)
Purchase remaining IPA Family, LLC interests	-	-	311

Net transfers from (to) noncontrolling interests	$-	$(2,200)	$112

(C)Basis of Presentation

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

On March 31, 2016, the Company sold Risk Solutions, its managing general underwriter of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims (“Medical Stop-Loss”). In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was 100% co-insured as of January 1, 2016. IHC’s block of medical stop-loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as discontinued operations in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016. The assets, liabilities, and related income and expenses associated with the disposal group are presented as discontinued operations in the accompanying consolidated financial statements and Notes thereto for all periods presented. The results of discontinued operations reflect the operations of the disposed managing general underwriters (see Note 3). The run-off of IHC’s remaining block of medical stop-loss business is in continuing operations.

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

(D) Cash, Cash Equivalents and Short-Term Investments

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

The following is a reconciliation of cash and cash equivalents as reported in the Consolidated Balance Sheets to the ending cash and cash equivalents, including discontinued operations, as reported in the Consolidated Statements of Cash Flows as of December 31 of each year indicated (in thousands):

	December 31,
	2017	2016	2015

Cash and cash equivalents	$26,465	$22,010	$17,500
Cash and cash equivalents attributable to discontinued operations	-	-	1,671

Cash and cash equivalents, including discontinued operations	$26,465	$22,010	$19,171

(E) Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("resale agreements") are carried at the amounts at which the securities will be subsequently resold as specified in the agreements. Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 2017, the Company had $10,269,000 invested in resale agreements, all of which settled on January 2, 2018 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis (102% is required) and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

(F)Investment Securities

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

(G)Other Investments

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

(H)Property and Equipment

Property and equipment of $2,786,000 and $2,029,000 are included in other assets at December 31, 2017 and 2016, respectively, net of accumulated depreciation and amortization of $4,188,000 and $3,348,000, respectively.

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

(I) Goodwill and Other Intangible Assets

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

(J)Insurance Liabilities

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

Medical Stop-Loss

Due to the sale of Risk Solutions, the Medical Stop-Loss segment is in run-off.  The Company has $2.3 million in reserves at December 31, 2017.  Liabilities for policy benefits and claims on medical stop-loss coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data. Policy benefits and claims for medical stop-loss insurance are more volatile in nature than those for specialty health medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2017. Changes in the Company's policy benefits and claims estimates are generally recorded through a charge or credit to its earnings. There have been no significant changes to methodologies and assumptions from the prior year.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2017. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit.

Amounts on deposit were credited at annual rates ranging from 3.0% to 6.0% in 2017, 3.0% to 6.0% in 2016, and 3.0% to 7.0% in 2015.

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

(K)Deferred Income Taxes

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

The Company uses a portfolio approach to release income tax effects from accumulated other comprehensive income. The portfolio approach involves a strict period-by-period cumulative incremental allocation of income taxes to the change in unrealized gains and losses reflected in other comprehensive income. Under this approach, the net cumulative tax effect is ignored. The net change in unrealized gains or losses recorded in accumulated other comprehensive income under this approach would be eliminated only on the date the entire inventory of available-for-sale securities is sold or otherwise disposed of.

Interest and penalties, if any, are classified as other interest expense and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

(L)Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(M)Insurance Premium Revenue Recognition and Policy Charges

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

(N)Income Per Common Share

Income per common share is computed using the treasury stock method.

(O)Share-Based Compensation

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

(P)Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued guidance allowing entities to reclassify, from accumulated other comprehensive income to retained earnings, the stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Reform”). The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied in the period of adoption or retrospectively to each period in which the effect of the change in the U. S. Federal corporate income tax rate in Tax Reform is recognized. The Company has elected to adopt the amendments in this Update on December 31, 2017. Accordingly, the Company has reclassified the effect of the change in the U. S. Federal corporate income tax rate on its gross deferred tax amounts, and related valuation allowances, remaining in accumulated other comprehensive income at December 31, 2017 to retained earnings. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2017, the FASB issued guidance to provide clarity and reduce both (i) diversity in practice; and (ii) cost and complexity when accounting for a change in the terms or conditions of a share-based payment award. The amendments in this guidance will be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued guidance that clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The amendments in this guidance will be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued guidance requiring entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalent in the statement of cash flows. The amendments in this guidance will be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued guidance that changes how certain cash receipts and cash payments are presented and classified in the cash flows statement. The amendments in this Update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued guidance that eliminates the requirement to classify equity securities with readily determinable fair values as trading or available-for-sale. The guidance requires equity securities, other than those that result in consolidation or are accounted for under the equity method, (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income, simplifies the impairment assessment of equity securities without readily determinable fair values and requires changes in disclosure requirements. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this Update will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) will be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The adoption of this guidance will not have a material effect on the Company’s Consolidated Balance Sheet or IHC’s stockholders’ equity.

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, additional guidance and technical corrections were issued to clarify certain aspects of the implementation guidance and to clarify the identification of performance obligations. In August 2015, the effective date of this guidance was deferred. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires one of two specified retrospective methods of application. The Company has substantially completed its process to implement this guidance and as a result, has determined that substantially all of our revenue sources are excluded from the scope of the standard. For those revenue sources within the scope of the standard (included in the Fee income line of the Consolidated Statement of Income), there were no material changes in the timing or measurement of revenues. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition, results of operations, cash flows or required disclosures. The guidance will be applied retrospectively with a cumulative effect adjustment on the date of initial application.

Note 2.Income Per Common Share

Included in the diluted earnings per share calculation for 2017, 2016 and 2015 are 290,000, 217,000 and 170,000 of incremental common shares, respectively, primarily from the dilutive effect of share-based payment awards.

The following is a reconciliation of income available to common shareholders used to calculate income per share for the periods indicated (in thousands):

	2017	2016	2015

Income from continuing operations, net of tax	$42,130	$22,510	$27,974
Less: Income from continuing operations attributable to
noncontrolling interests	(88)	(458)	(405)

Income from continuing operations attributable to IHC
common shareholders	$42,042	$22,052	$27,569

Income from discontinued operations, net of tax	$-	$110,804	$2,548
Less: Income from discontinued operations attributable to
noncontrolling interests	-	(9,558)	(173)

Income from discontinued operations attributable to
IHC common shareholders	$-	$101,246	$2,375

Net income attributable to IHC	$42,042	$123,298	$29,944

Note 3.Discontinued Operations

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

The following is a reconciliation of the major line items constituting the pretax profit of discontinued operations, including adjustments for amounts previously eliminated in consolidation, for the periods indicated (in thousands):

	2017	2016	2015

Revenue	$-	$6,406	$2,373
Selling, general and administrative expenses	-	5,689	(1,937)

Pretax profit of discontinued operations	-	717	4,310
Gain on disposal of discontinued operations, pretax	-	116,900	-

Income from discontinued operations before income taxes	-	117,617	4,310
Income taxes on discontinued operations	-	6,813	1,762

Income from discontinued operations, net of tax	$-	$110,804	$2,548

Liabilities attributable to discontinued operations at December 31, 2017 and 2016 consist of $0 and $68,000, respectively, of accounts payable and accrued liabilities.

Total operating and investing cash flows from discontinued operations were $128,000 and $(132,000), respectively, in 2015. In 2016, the Company elected to classify the proceeds received from the sale of discontinued operations in the investing activities section of the Consolidated Statement of Cash Flows. There were no other operating or investing cash flows from discontinued operations in 2017 or 2016.

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of investment securities are as follows for the periods indicated (in thousands):

	December 31, 2017
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$148,996	$298	$(2,847)	$146,447
CMOs - residential (1)	6,857	-	(180)	6,677
U.S. Government obligations	85,510	-	(396)	85,114
Agency MBS - residential (2)	14	-	-	14
GSEs (3)	9,887	-	(205)	9,682
States and political subdivisions	182,664	598	(3,619)	179,643
Foreign government obligations	4,227	13	(90)	4,150
Redeemable preferred stocks	10,006	179	-	10,185

Total fixed maturities	$448,161	$1,088	$(7,337)	$441,912

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$1,612	$388	$-	$2,000
Nonredeemable preferred stocks	3,588	60	(18)	3,630

Total equity securities	$5,200	$448	$(18)	$5,630

	December 31, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$192,976	$209	$(5,490)	$187,695
CMOs - residential (1)	6,021	8	(116)	5,913
U.S. Government obligations	43,417	133	(441)	43,109
Agency MBS - residential (2)	22	1	-	23
GSEs (3)	10,301	1	(422)	9,880
States and political subdivisions	191,146	780	(5,115)	186,811
Foreign government obligations	5,098	13	(157)	4,954
Redeemable preferred stocks	11,454	96	(448)	11,102

Total fixed maturities	$460,435	$1,241	$(12,189)	$449,487

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stocks	$1,612	$178	$-	$1,790
Nonredeemable preferred stocks	3,588	30	(75)	3,543

Total equity securities	$5,200	$208	$(75)	$5,333

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$17,554	$17,492
Due after one year through five years	165,260	163,826
Due after five years through ten years	140,361	138,909
Due after ten years	108,228	105,312
Fixed maturities with no single maturity date	16,758	16,373

	$448,161	$441,912

The following tables summarize, for all available-for-sale securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	December 31, 2017

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$85,642	$1,250	$44,640	$1,597	$130,282	$2,847
CMOs - residential	1,381	45	5,237	135	6,618	180
U.S. Government obligations	75,811	198	9,302	198	85,113	396
GSEs	-	-	9,669	205	9,669	205
States and political subdivisions	83,682	1,348	66,617	2,271	150,299	3,619
Foreign government obligations	2,959	90	-	-	2,959	90
Total fixed maturities	249,475	2,931	135,465	4,406	384,940	7,337

Nonredeemable preferred stocks	2,160	18	-	-	2,160	18
Total equity securities	2,160	18	-	-	2,160	18

Total temporarily impaired
securities	$251,635	$2,949	$135,465	$4,406	$387,100	$7,355

Number of securities in an
unrealized loss position	61		76		137

	December 31, 2016

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$145,205	$3,818	$19,841	$1,672	$165,046	$5,490
CMO’s - residential	5,038	116	-	-	5,038	116
U.S. Government obligations	28,406	441	-	-	28,406	441
GSEs	3,640	166	6,220	256	9,860	422
States and political subdivisions	144,357	4,561	18,132	554	162,489	5,115
Foreign government obligations	3,738	157	-	-	3,738	157
Redeemable preferred stocks	-	-	3,315	448	3,315	448
Total fixed maturities	330,384	9,259	47,508	2,930	377,892	12,189

Nonredeemable preferred stocks	826	25	1,277	50	2,103	75
Total equity securities	826	25	1,277	50	2,103	75

Total temporarily impaired
securities	$331,210	$9,284	$48,785	$2,980	$379,995	$12,264

Number of securities in an
unrealized loss position	156		23		179

Substantially all of the unrealized losses on fixed maturities available-for-sale at December 31, 2017 and December 31, 2016 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	2017	2016	2015

Fixed maturities	$13,397	$14,960	$15,364
Equity securities	613	676	845
Cash, cash equivalents and other short-term investments	264	1,088	66
Equity method investments	1,846	62	405
Other	221	(135)	661

Investment income, gross	16,341	16,651	17,341
Investment expenses	(65)	(81)	(104)

Net investment income	$16,276	$16,570	$17,237

The following table summarizes the Company’s net realized investment gains (losses) for the years indicated (in thousands):

	2017	2016	2015

Available-for-sale securities:
Fixed maturities	$2,640	$4,275	$3,533
Common stocks	-	263	1,519
Nonredeemable preferred stocks	-	-	151
Total available-for-sale securities	2,640	4,538	5,203

Trading securities	-	(409)	(1,653)
Total realized gains	2,640	4,129	3,550

Unrealized gains (losses) on trading securities:
Change in unrealized gains (losses) on trading securities	(102)	289	(452)
Total unrealized gains (losses) on trading securities	(102)	289	(452)

Gains (losses) on other investments	1	84	(4)

Net realized investment gains	$2,539	$4,502	$3,094

For the years ended December 31, 2017, 2016 and 2015, proceeds from sales of available-for-sale securities, excluding paydowns and maturities, were $193,638,000, $414,997,000 and $640,902,000, respectively, and the company realized gross gains of $3,746,000, $5,356,000 and $6,412,000, respectively, and gross losses of $895,000, $480,000 and $805,000, respectively, on those sales.

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). The Company did not recognize any other-than-temporary impairments on available-for-sale securities in 2017. In 2016, the Company recognized an other-than-temporary impairment loss of $1,475,000 on certain fixed maturities available-for-sale. The Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis. In 2015, the Company recognized $228,000 of other-than-temporary impairment losses in earnings on equity securities available-for-sale due to the length of time and extent an equity security was below cost.

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss). The rollforward of these credit losses were as follows for the years indicated (in thousands):

	2017	2016	2015

Balance at beginning of year	$-	$473	$473
Securities sold	-	(473)	-

Balance at end of period	$-	$-	$473

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

Investments in fixed maturities and equity securities:

Available-for-sale securities included in Level 1 are equities with quoted market prices. Level 2 is primarily comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, foreign government obligations, collateralized mortgage obligations, municipals and GSEs that were priced with observable market inputs. Level 3 securities consist primarily of municipal tax credit strips.  The valuation method used to determine the fair value of municipal tax credit strips is the present value of the remaining future tax credits (at the original issue discount rate) as presented in the redemption tables in the Municipal Prospectuses. This original issue discount is accreted into income on a constant yield basis over the term of the debt instrument. Further we retain independent pricing vendors to assist in valuing certain instruments.

Trading securities:

Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$146,447	$-	$146,447
CMOs - residential	-	6,677	-	6,677
US Government obligations	-	85,114	-	85,114
Agency MBS - residential	-	14	-	14
GSEs	-	9,682	-	9,682
States and political subdivisions	-	177,767	1,876	179,643
Foreign government obligations	-	4,150	-	4,150
Redeemable preferred stocks	10,185	-	-	10,185
Total fixed maturities	10,185	429,851	1,876	441,912

Equity securities available-for-sale:
Common stocks	2,000	-	-	2,000
Nonredeemable preferred stocks	3,630	-	-	3,630
Total equity securities	5,630	-	-	5,630

Trading securities - equities	490	-	-	490
Total trading securities	490	-	-	490

Total Financial Assets	$16,305	$429,851	$1,876	$448,032

	December 31, 2016
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$187,695	$-	$187,695
CMOs - residential	-	5,913	-	5,913
US Government obligations	-	43,109	-	43,109
Agency MBS - residential	-	23	-	23
GSEs	-	9,880	-	9,880
States and political subdivisions	-	184,778	2,033	186,811
Foreign government obligations	-	4,954	-	4,954
Redeemable preferred stocks	11,102	-	-	11,102
Total fixed maturities	11,102	436,352	2,033	449,487

Equity securities available-for-sale:
Common stocks	1,790	-	-	1,790
Nonredeemable preferred stocks	3,543	-	-	3,543
Total equity securities	5,333	-	-	5,333

Trading securities - equities	592	-	-	592
Total trading securities	592	-	-	592

Total Financial Assets	$17,027	$436,352	$2,033	$455,412

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. The Company did not transfer any securities between Level 1, Level 2 or Level 3 in 2017 or 2016.

The following table presents the changes in fair value of our Level 3 financial assets for the years indicated (in thousands):

	2017		2016
	States and	Total		States and	Total
	Political	Level 3	CMOs	Political	Level 3
	Subdivisions	Assets	Commercial	Subdivisions	Assets

Beginning balance	$2,033	$2,033	$1,195	$2,179	$3,374

Gains (losses) included in earnings:
Net realized investment gains	-	-	141	-	141

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(35)	(35)	(296)	(40)	(336)

Repayments and amortization of
fixed maturities	(122)	(122)	(74)	(106)	(180)
Sales	-	-	(966)	-	(966)

Balance at end of period	$1,876	$1,876	$-	$2,033	$2,033

During 2016, the Company had contingent liabilities classified in Level 3 of the fair value hierarchy. These liabilities were paid out prior to December 31, 2016; there were no comparable amounts for 2017. The following table presents the changes in fair value of our Level 3 financial liabilities for the year indicated (in thousands):

	Year Ended December 31, 2016
		Total
	Contingent	Level 3
	Liabilities	Liabilities

Beginning balance	$1,650	$1,650

Gains (losses) included in earnings:
Net investment income	(1,038)	(1,038)
Other income	88	88

Payment of contingent liability	(700)	(700)

Balance at end of period	$-	$-

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	December 31, 2017			December 31, 2016
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$50	$-	$50	$6,912	$-	$6,912

FINANCIAL LIABILITIES:
Funds on deposit	$-	$143,702	$143,537	$-	$146,098	$145,749

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

Note 6.Other Investments, Including Variable Interest Entities

Other investments consist of the following for the periods indicated (in thousands):

	December 31,
	2017	2016

Equity method investments	$15,385	$19,747
Cost method investments	3,125	3,750
Other investments and securities, at cost	37	37

	$18,547	$23,534

In 2017 the Company received a $5,246,000 cash distribution from an equity investment representing a return of capital.

Included in equity method investments above is our investment in Ebix Health Exchange. Ebix Health Exchange administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange amounted to $8,188,000 and $8,770,000 at December 31, 2017 and 2016, respectively, and the Company recorded $629,000, $(743,000) and $(271,000), respectively, of equity income (loss) from its investment for the years ended December 31, 2017, 2016 and 2015.

Effective July 1, 2016, Ebix exercised its right to increase its ownership in Ebix Health Exchange by purchasing an additional 11% of Ebix Health Exchange for $2,000,000. As a result of the transaction, the Company’s ownership interest in Ebix Health Exchange decreased to 49%. In accordance with the terms of the original sale and joint venture agreement, IHC was obligated to fund any negative cash flow through December 31, 2016 in the form of a loan to the joint venture. A portion of the loan at December 31, 2016 was converted to capital. In 2016, the Company reduced the contingent liability, previously recognized on the acquisition date (see Note 7), by $1,038,000, for cash operating losses reported during the period.

At December 31, 2017 and 2016, the Company’s Consolidated Balance Sheets includes $1,859,000 and $570,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $1,139,000 and $938,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively.  For the years ended December 31, 2017, 2016 and 2015, the Company’s Consolidated Statements of Income include $0, $366,000 and $80,000, respectively, in fee income from Ebix Health Exchange, and include $10,306,000, $5,937,000 and $1,477,000, respectively, of administrative fee expenses to Ebix Health Exchange, which are included in fee income and selling, general and administrative expenses, respectively.

During 2016, the Company acquired several other investments, including an equity method investment and certain cost method investments, for an aggregate $5,250,000.

Investments in certain unconsolidated trust subsidiaries were liquidated in connection with the Company’s redemption of its junior subordinated debt in 2016 (see Note 11).

Variable Interest Entities

Other investments at December 31, 2017 and 2016 include $3,993,000 and $8,961,000, respectively, of noncontrolling interests in certain limited partnerships that we have determined to be Variable Interest Entities (“VIEs”).  The aforementioned VIEs are not required to be consolidated in the Company’s consolidated financial statements as we are not the primary beneficiary since we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance.

The Company will periodically reassess whether it is the primary beneficiary in any of these investments. The reassessment process will consider whether it has acquired the power to direct the most significant activities of the VIEs through changes in governing documents or other circumstances. The Company’s maximum loss exposure is limited to the combined $3,993,000 carrying value in these equity investments and the Company has no future funding obligations to them.

Note 7.Acquisitions, Sales and Deconsolidations of Subsidiaries

Acquisitions

A)PetPartners, Inc.

On March 24, 2017 (the "Acquisition Date"), the Company acquired 85% of the stock of PetPartners, a pet insurance marketing and administration company, for a purchase price of $12,713,000, subject to certain post-closing adjustments. The Company acquired PetPartners for the purpose of owning additional distribution and administration sources for its pet insurance. Any time after March 24, 2019, shares owned by the noncontrolling interest are putable to the Company at fair value and are therefore presented on the balance sheet as a redeemable noncontrolling interest.

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

In connection with the acquisition, the Company recorded $9,124,000 of goodwill and $5,880,000 of intangible assets (see Note 8). Goodwill reflects the synergies between PetPartners and Independence American as PetPartners will provide Independence American with increased distribution sources for its pet insurance business through its marketing relationship with the American Kennel Club. Goodwill was calculated as the excess of the sum of: (i) the acquisition date fair value of total cash consideration transferred of $12,713,000; and (ii) the fair value of the redeemable noncontrolling interest in PetPartners of $2,005,000 on the acquisition date; over (iii) the net identifiable assets of $5,594,000 that were acquired. The enterprise value of PetPartners was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings of PetPartners including a control premium.  The fair value of the redeemable noncontrolling interest was determined based upon their percentage of the PetPartners enterprise value discounted for a lack of control. Acquisition-related costs, primarily legal and consulting fees, were expensed and are included in selling, general and administrative expenses in the Consolidated Statement of Income.

For the period from the Acquisition Date to December 31, 2017, the Company’s Consolidated Statement of Income includes revenues and net income of $4,468,000 and $691,000, respectively, from PetPartners.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition date was January 1, 2016 are not material and accordingly are omitted.

B)Global Accident Facilities, LLC

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

As a result of AMIC obtaining control, the Company has included GAF’s consolidated assets and liabilities and results of operations, subsequent to the Acquisition Date, in its consolidated financial results as of and for the periods ended December 31, 2015. Accordingly, the individual line items on the Consolidated Statements of Income for 2015 reflect approximately eight months of the operations of GAF.

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

Other liabilities assumed included a $1,000,000 contingent liability recorded in connection with an earn-out agreement with a former owner of a subsidiary of GAF. The fair value of the contingent liability was estimated based on projected income.

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

A)Accident Insurance Services

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

B)Ebix Health Administration Exchange, Inc.

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

C)Innovative Medical Risk Management, Inc.

On December 31, 2015, the Company sold all of the stock of its wholly owned subsidiary, Innovative Medical Risk Management, Inc. (“IMRM”), to an unrelated party for $1,084,000 cash consideration. Upon the sale, IMRM was deconsolidated from the Company’s financial statements. The Company recognized a gain of $679,000 on the transaction, pre-tax, which is included in Other Income on the Consolidated Statement of Income in 2015. The gain was measured as the difference between the fair value of the consideration received and the carrying amount of the former subsidiary’s assets and liabilities. The sale transaction also included an earn-out agreement with the new owners of IMRM. Other than the aforementioned earn-out agreement, there will be no further involvement with IMRM.

Note 8.Goodwill and Other Intangible Assets

Changes in goodwill and goodwill balances by reportable segment are as follows for the periods indicated (in thousands):

	Specialty
	Health	Total

Balance at December 31, 2015	$47,276	$47,276
Sale of subsidiary/business (see Note 7)	(5,703)	(5,703)

Balance at December 31, 2016	41,573	41,573
Acquisition (see Note 7)	9,124	9,124

Balance at December 31, 2017	$50,697	$50,697

The Company has net other intangible assets of $14,669,000 and $10,122,000 at December 31, 2017 and 2016, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	December 31, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$17,253	$12,140	$13,052	$11,882
Domain	1,000	125	1,000	25
Software systems	780	76	-	-
Total finite-lived	$19,033	$12,341	$14,052	$11,907

	December 31,
	2017	2016
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Changes in net other intangible assets are as follows for the periods indicated (in thousands):

	2017	2016	2015

Balance at beginning of year	$10,122	$14,598	$10,620
Intangible assets acquired (see Note 7)	5,880	1,000	5,500
Sale of subsidiaries/businesses (see Note 7)	-	(4,233)	(122)
Amortization expense	(1,333)	(1,243)	(1,400)

Balance at end of year	$14,669	$10,122	$14,598

As discussed in Note 7, in connection with the acquisition of PetPartners in 2017, the Company recorded $9,124,000 of goodwill and $5,880,000 of intangible assets associated with the Specialty Health segment. None of the goodwill is deductible for income tax purposes. The intangible assets primarily represent the fair value of customer relationships and are being amortized over a weighted average period of 9.6 years.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Amortization
Year	Expense

2018	$1,506
2019	1,138
2020	862
2021	667
2022	579

Note 9.Reinsurance

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

The effects of reinsurance on premiums earned and insurance benefits, claims and reserves are shown below for the periods indicated (in thousands).

		ASSUMED	CEDED
	GROSS	FROM OTHER	TO OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT

Premiums Earned:

December 31, 2017
Accident and health	$249,134	$7,574	$32,290	$224,418
Life and annuity	56,194	795	38,899	18,090
Property and liability	40,139	-	381	39,758
	$345,467	$8,369	$71,570	$282,266

December 31, 2016
Accident and health	$461,467	$19,744	$276,392	$204,819
Life and annuity	57,938	1,595	42,078	17,455
Property and liability	40,697	-	267	40,430
	$560,102	$21,339	$318,737	$262,704

December 31, 2015
Accident and health	$513,814	$28,822	$126,613	$416,023
Life and annuity	46,699	4,330	23,078	27,951
Property and liability	35,812	-	252	35,560
	$596,325	$33,152	$149,943	$479,534

Insurance benefits, claims and reserves:

December 31, 2017	$199,063	$5,965	$69,974	$135,054
December 31, 2016	$335,968	$(5,512)	$185,225	$145,231
December 31, 2015	$365,634	$24,956	$83,412	$307,178

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

Note 10.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated IBNR reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	2017	2016	2015

Balance at beginning of year	$219,113	$245,443	$236,803
Less: reinsurance recoverable	88,853	65,362	78,531
Net balance at beginning of year	130,260	180,081	158,272

Amount assumed	-	-	10,343

Amount incurred, related to:
Current year	147,603	155,044	294,390
Prior years	(8,008)	(5,496)	(8,488)

Total incurred	139,595	149,548	285,902

Amount paid, related to:
Current year	80,839	78,159	169,488
Prior years	62,469	121,210	104,948

Total paid	143,308	199,369	274,436

Net balance at end of year	126,547	130,260	180,081
Plus: reinsurance recoverable	42,136	88,853	65,362
Balance at end of year	$168,683	$219,113	$245,443

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $8,008,000 in 2017 related to prior years consists of favorable developments of $3,742,000 in the group disability reserves, $3,084,000 in the other individual life, annuities and other reserves, and $2,607,000 in Medical Stop-Loss reserves, partially offset by an unfavorable development of $1,425,000 in the Specialty Health reserves. The overall net favorable development of $5,496,000 in 2016 related to prior years consists of favorable developments of $1,392,000 in the Specialty Health reserves, $2,728,000 in the group disability reserves and $1,728,000 in the other individual life, annuities and other reserves, partially offset by an unfavorable development of $352,000 in Medical Stop-Loss reserves. The overall net favorable development of $8,488,000 in 2015 related to prior years consists of favorable developments of $7,977,000 in the Specialty Health reserves and $4,464,000 in the group disability reserves, partially offset by an unfavorable development of $3,628,000 in Medical Stop-Loss reserves and $325,000 in other individual accident and health reserves.

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

Specialty Health Segment –Claims Development
						December 31, 2017
	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance					Incurred But	Cumulative
	For the years ended December 31,					Not Reported	Number of
Accident	2013	2014	2015	2016		Plus Expected	Reported
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2017	Development	Claims
							(Actual)
2013	$180,649	181,454	180,595	181,114	$181,113	$660	447,248
2014		146,060	140,139	141,869	142,110	1,739	405,798
2015			104,497	100,988	101,241	3,638	392,846
2016				85,426	86,446	7,835	441,619
2017					87,070	37,781	436,623
Total					$597,980

Specialty Health Segment –Claims Development

	Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
Accident	2013	2014	2015	2016
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2017

2013	$131,801	179,023	179,750	180,520	$180,453
2014		103,064	134,557	139,162	140,371
2015			70,090	94,757	97,603
2016				45,454	78,611
2017					49,289

Total					$546,327

Outstanding policy benefits and claims payable before 2013, net of reinsurance					57

Total policy benefits and claims, net of reinsurance					$51,710

The claim frequency information consists of the count of claims submitted. Each claim was counted as one claim whether or not multiple claim lines were submitted with that claim, and each claim was counted whether or not it resulted in a liability.  For those portions of business that did not have claim records readily available, a reasonable count assumption was made based on a comparison to the known records of a similar business type. Cumulative claim count information is not a precise tool for calculating claim severity. Factors, such as changes in provider billing practices, the mix of services, benefit designs or processing systems could impact this type of analysis. The Company does not necessarily use the cumulative number of reported claims disclosed above in its claims analysis but has provided this information to comply with accounting standards.

The following is supplementary information about the average historical policy claims duration for the Specialty Health segment as of December 31, 2017:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5
Specialty Health Segment	64.7%	27.7%	2.2%	0.6%	0.0%

The liability for policy benefits and claims associated with the Company’s health insurance lines are embedded within the Specialty Health segment. The table below summarizes the components of the change in the liability for policy benefits and claims that are specific to the health insurance claims that are included in our Specialty Health segment for the periods indicated (in thousands).

	Specialty Health Segment
	Health Insurance Claims
	2017	2016	2015
			(unaudited)

Balance at beginning of year	$27,183	$23,425	$35,620
Less: reinsurance recoverable	1,179	1,362	3,584
Net balance at beginning of year	26,004	22,063	32,036

Amount incurred, related to:
Current year	54,333	44,243	63,122
Prior years	158	(4,702)	(8,410)

Total incurred	54,491	39,541	54,712

Amount paid, related to:
Current year	24,370	19,371	42,419
Prior years	23,983	16,229	22,266

Total paid	48,353	35,600	64,685

Net balance at end of year	32,142	26,004	22,063
Plus: reinsurance recoverable	762	1,179	1,362
Balance at end of year	$32,904	$27,183	$23,425

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims was $32,142,000 at December 31, 2017.

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

One year of claims development data is presented for our DBL claim liabilities since claims are developed in less than six months. The liability for IBNR plus expected development related to our DBL business was $6,579,000 at December 31, 2017. The cumulative number of reported claims was approximately 11,000 at December 31, 2017 and consists of the number of claims either paid or accrued.

Group disability; life and DBL Segment – DBL Claims Development
Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
For the year ended December 31,

Accident
Year		2017

2017	Total	$20,428

Group disability; life and DBL Segment – DBL Claims Development
Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the year ended December 31,

Accident
Year		2017

2017	Total	$13,849

	Total policy benefits and claims, net of reinsurance	$6,579

Eight years of undiscounted claims development data is presented for our group disability contract liabilities (in thousands) and we will add one year going forward for each subsequent year until we reach ten years of disclosure. In addition, total IBNR plus expected development on reported claims by accident year is presented with the cumulative number of reported claims (in thousands, except number of reported claims). Certain information about incurred and paid claims is presented as supplementary information and unaudited where indicated.

Group disability; life and DBL Segment – Group Disability Claims Development
									December 31, 2017
	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance								Incurred But	Cumulative
	For the years ended December 31,								Not Reported	Number of
Accident	2010	2011	2012	2013	2014	2015			Plus Expected	Reported
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2016	2017	Development	Claims
										(Actual)
2010	$12,329	11,218	7,142	5,222	5,049	4,220	7,925	$8,658	$-	2,311
2011		18,669	17,301	16,569	15,699	16,179	17,157	17,224	60	2,337
2012			15,510	13,999	12,522	12,535	12,965	12,876	172	2,263
2013				33,143	31,323	30,546	32,888	32,575	241	2,629
2014					16,469	13,678	15,228	14,881	314	2,781
2015						25,621	19,929	17,427	579	3,246
2016							28,907	29,382	1,407	3,475
2017								30,273	11,151	2,944
Total								$163,296

Group disability; life and DBL Segment – Group Disability Claims Development

	Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
Accident	2010	2011	2012	2013	2014	2015
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2016	2017

2010	$3,288	8,456	10,135	10,700	11,135	11,678	12,219	$12,641
2011		3,463	8,544	10,025	10,613	11,186	11,847	12,505
2012			3,222	7,294	8,367	8,949	9,377	9,912
2013				5,645	13,032	17,077	20,246	22,448
2014					3,818	8,823	10,355	11,090
2015						7,111	14,715	17,430
2016							8,790	17,193
2017								8,834

Total								$112,053

Outstanding policy benefits and claims payable before 2010, net of reinsurance								21,189

Total policy benefits and claims, net of reinsurance								$72,432

The incurred claims and claim adjustment expenses, net, for the 2013 accident year include the acquisition of $15,384,000 of disability policy benefits and claims liabilities from a Receivership.

Claim frequency information consists of the count of unique claims where a benefit has been paid, whether that benefit was paid for one month or multiple months.  Any claims where a benefit has not been paid are not in the count. Cumulative claim count information is not a precise tool for calculating claim severity. Changes in reinsurance and other factors, such as those described in Note 1, could impact this type of analysis with regards to our group disability business. The Company does not necessarily use the cumulative number of reported claims disclosed above in its claims analysis but has provided this information to comply with accounting standards.

Unpaid claim liabilities related to our group disability policies is presented at present value. The following is additional information on unpaid claims liabilities presented at present value (in thousands):

	Carrying Value of		Aggregate Amount
	Unpaid Claim Liabilities		of Discount
	December 31,		December 31
	2017	2016	2017	2016

Group disability	$60,724	$60,194	$11,707	$11,475

Discount rates for each of the years ended December 31, 2017 and 2016 ranged from 3% to 6%. Insurance benefits, claims and reserves on the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, include the accretion of interest amounting to $1,706,000, $1,571,000 and $1,451,000, respectively.

The following is supplementary information about the average historical claims duration for our group disability business as of December 31, 2017:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8
Group disability	18.3%	22.5%	7.4%	3.5%	2.4%	1.4%	1.0%	0.4%

The following table reconciles the above disclosures of undiscounted net incurred and paid claims development for significant short-duration contract liabilities to the liability for policy benefits and claims on the consolidated balance sheet (in thousands).

December 31, 2017

Net outstanding balances:
Specialty Health Segment	$51,710
DBL	6,579
Group disability	72,432
Other short-duration insurance lines	7,410

Policy benefits and claims, net of reinsurance	138,131

Reinsurance recoverable on unpaid claims:
Specialty Health Segment	1,821
DBL	1,124
Group disability	26,849
Other short-duration insurance lines	6,168

Reinsurance recoverable on unpaid claims	35,962

Insurance lines other than short-duration	6,297
Aggregate discount	(11,707)

Total policy benefit and claims	$168,683

Note 11.Debt and Junior Subordinated Debt Securities

The Company has no long term debt outstanding at December 31, 2017 or 2016. In 2016, the Company made aggregate cash payments of $38,146,000 to redeem all of its outstanding junior subordinated debt securities at the redemption price of 100%. During the years ended December 31, 2016 and 2015, the Company also made aggregate cash payments of $4,789,000 and $2,617,000, respectively, for the repayment of other debt.

Aggregate cash payments for interest on debt and junior subordinated debt securities totaled $0, $1,865,000 and $1,738,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 12.Income Taxes

IHC and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year.

The provision for income tax expense (benefit) attributable to income from continuing operations, as shown in the Consolidated Statements of Income, is as follows for the years indicated (in thousands):

	2017	2016	2015

CURRENT:
U.S. Federal	$(4,077)	$4,637	$14,278
State and Local	29	473	1,012
	(4,048)	5,110	15,290

DEFERRED:
U.S. Federal	(9,780)	4,390	673
State and Local	34	55	(59)
	(9,746)	4,445	614

	$(13,794)	$9,555	$15,904

Taxes computed at the Federal statutory rate of 35%, attributable to pretax income, are reconciled to the Company's actual income tax expense as follows for the years indicated (in thousands):

	2017	2016	2015

Tax computed at the statutory rate	$9,918	$11,223	$15,357
Dividends received deduction and tax
exempt interest	(423)	(641)	(796)
State and local income taxes, net of Federal effect	42	331	619
Subsidiary stock basis write-off	(11,589)	(3,903)	-
Health insurance excise tax	-	146	526
Health insurer compensation limit	192	594	379
Impact of enacted tax reform	9,402	-	-
AMIC valuation allowance adjustment	(20,261)	-	-
Sharebased compensation	(867)	-	-
Other, net	(208)	1,805	(181)

Income tax expense	$(13,794)	$9,555	$15,904

As a result of the winding down of operations and dissolution of IHC Administrative Services, Inc. (“IHC AS”), a subsidiary of IHC, in 2017, the Company recognized an estimated $11,589,000 income tax benefit on a worthless stock deduction of $33,110,000 representing the Company’s tax basis in its unrecovered investment in IHC AS. In 2016, as a result of the dissolution of Health Plan Administrators, Inc. (“HPA”), a subsidiary of IHC, income tax benefits of approximately $3,903,000 were also recognized on a worthless stock deduction of $11,150,000 representing the Company’s tax basis in its unrecovered investment in HPA.

On December 22, 2017, President Trump enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%. We are required to recognize the income tax effect of a change in tax rates in the period the tax rate change was enacted. As the result of IHC’s June 30 fiscal tax year, the Tax Act subjects IHC to a blended tax rate of 28% for its fiscal tax year ended June 30, 2018. Due to IHC’s NOL carryforward position at December 31, 2017, there was no impact of the Tax Act’s blended tax rate on current income tax expense for the year ended December 31, 2017. The Company recorded a one-time, non-cash charge to deferred income tax expense of $9,402,000 for the year ended December 31, 2017.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2017 and 2016 are summarized below (in thousands). The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. IHC and its subsidiaries, excluding AMIC and its subsidiaries, considered the reversal of deferred tax liabilities and projected future taxable income in determining that a valuation allowance was not necessary on their deferred tax assets at December 31, 2017 or 2016. The net deferred tax asset relative to AMIC and its subsidiaries included in other assets on IHC’s Consolidated Balance Sheets at December 31, 2017 and 2016 was $18,602,000 and $15,427,000, respectively.

	2017	2016
DEFERRED TAX ASSETS:
Unrealized losses on investment securities	$1,222	$3,851
Investment write-downs	48	596
Loss carryforwards	30,928	50,735
Other	1,938	4,322
Total gross deferred tax assets	34,136	59,504
Less AMIC valuation allowance	(9,394)	(35,918)

Net deferred tax assets	24,742	23,586

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(105)	(114)
Insurance reserves	(3,252)	(4,947)
Goodwill and intangible assets	(4,115)	(5,274)
Other	(1,625)	(4,097)

Total gross deferred tax liabilities	(9,097)	(14,432)

Net deferred tax asset	$15,645	$9,154

As of December 31, 2017, IHC, excluding AMIC and its subsidiaries, had a Federal NOL carryforward of approximately $338,000 at December 31, 2017, which expires in 2037.

At December 31, 2017, AMIC and its subsidiaries had Federal SRLY NOL carryforwards of approximately $144,830,000, which expire in varying amounts through the year 2034, with a significant portion expiring in 2020. As a result of the Risk Solutions Sale and Coinsurance Transaction (see Note 3), AMIC utilized approximately $109,055,000 of its operating loss carryforwards in 2016.

In 2017, the Company decreased AMIC’s valuation allowance by $20,261,000 for an increase in projected income and associated utilization of Federal net operating losses allocated to operations and by $6,263,000 as a result of the change in enacted tax rates. AMIC’s valuation allowance at December 31, 2017 and 2016 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, including AMIC and its subsidiaries, will realize the benefits of these net deferred tax assets recorded at December 31, 2017. As of December 31, 2017, IHC and its subsidiaries, and AMIC and its subsidiaries, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

Interest expense and penalties for the years ended December 31, 2017, 2016 and 2015 are insignificant. Tax years ending June 30, 2014 and forward are subject to examination by the Internal Revenue Service. The Company’s 2015 consolidated income tax return was selected for examination by the Internal Revenue Service.

Net cash payments (receipts) for income taxes were $397,000, $12,585,000 and $10,974,000 in 2017, 2016 and 2015, respectively.

Note 13.Stockholders’ Equity

Treasury Stock

In 1991, IHC initiated a program of repurchasing shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. At December 31, 2017, there were 1,991,058 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

In 2017, the Company repurchased 2,289,502 shares of its common stock for an aggregate cost of $46,527,000. Of that amount, 703,000 shares were repurchased in private transactions for an aggregate cost of $13,975,000; 1,385,118 shares were repurchased for an aggregate cost of $27,702,000 pursuant to the terms of a tender offer; and the remaining shares were repurchased in the open market.

In 2017, the Company reissued 72,312 shares previously held in treasury. Of that amount, 69,012 shares were reissued to satisfy net-share settlements of option exercises during the period.

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

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the years indicated were as follows (in thousands):

	2017	2016	2015

Beginning balance	$(6,964)	$(3,440)	$22

Other comprehensive income (loss) before reclassifications	4,892	(1,582)	(256)
Amounts reclassified from accumulated OCI	(1,711)	(1,926)	(3,206)
Net other comprehensive income (loss)	3,181	(3,508)	(3,462)

Less: Other comprehensive loss attributable
to noncontrolling interests	-	(118)	(5)
Acquired from noncontrolling interests	-	102	5
Reclassification of the stranded tax effects in accumulated
other comprehensive income	(815)	-	-

Ending balance	$(4,598)	$(6,964)	$(3,440)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the years indicated (in thousands):

	2017	2016	2015

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net realized investment gains	$2,640	$4,538	$5,202
Net impairment losses recognized in earnings	-	(1,475)	(228)

Income before income tax	2,640	3,063	4,974
Tax effect	929	1,137	1,768

Net income	$1,711	$1,926	$3,206

Note 14.Share-Based Compensation

IHC and AMIC each have a share-based compensation plan. The following is a summary of the activity pertaining to each of these plans.

(A)IHC Share-Based Compensation Plan

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

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. In general, the vesting period for an option grant is 3 years. Restricted share units are valued at the quoted market price of the shares at the date of grant and generally vest over 3 years. Compensation costs for options and restricted share units are recognized over the stated vesting periods on a straight-line basis. The fair value of a SAR is calculated using the Black-Scholes valuation model at the grant date and each subsequent reporting period until settlement. Compensation cost is based on the proportionate amount of the requisite service that has been rendered to date. Once fully vested, changes in the fair value of a SAR continue to be recognized as compensation expense in the period of the change until settlement. The Company accounts for forfeitures of share-based compensation awards in the period that they occur.

At December 31, 2017, there were 859,300 shares available for future stock-based compensation grants under the 2016 Plan. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the IHC plans  (by award type) for each of the years indicated (in thousands):

	2017	2016	2015
IHC’s Share-based Compensation Plan:
Stock options	$224	$181	$55
Restricted stock units	116	83	89
SARs	454	435	13

Share-based compensation expense, pre-tax	794	699	157
Tax benefits	316	279	63

Share-based compensation expense, net	$478	$420	$94

Stock Options

The Company’s stock option activity during 2017 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2016	697,180	$11.75
Granted	199,000	26.72
Exercised	(203,800)	9.82
December 31, 2017	692,380	$16.62

The weighted average grant-date fair-values of options granted during the years ended December 31, 2017 and 2016 were $8.66 and $2.65, respectively. No options were granted in 2015. The assumptions set forth in the table below were used to value the stock options granted during the periods indicated:

	2017	2016

Weighted-average risk-free interest rate	2.02%	1.87%
Expected annual dividend rate per share	0.58%	0.60%
Expected volatility factor of the Company's common stock	37.44%	12.95%
Weighted-average expected term of options	4.5 years	4.5 years

In 2017, IHC received no cash from the exercise of stock options, as option exercises were net settled in IHC shares. As part of the net-share settlements in 2017, cash outflows to satisfy employees’ income tax withholding obligations amounted to $1,659,000. Stock options exercised in 2017 had an aggregate intrinsic value of $3,535,000 and IHC realized $834,000 of tax benefits. In 2016, option agreements affecting 13 employees were modified to extend the expirations of their terms from 2017 to 2019 and as a result, the Company recorded incremental compensation costs of $170,000. In 2016, IHC received $399,000 in cash from the exercise of stock options with an aggregate intrinsic value of $416,000 and realized $104,000 of tax benefits. In 2015, IHC received $278,000 in cash from the exercise of stock options with an aggregate intrinsic value of $132,000 and realized $22,000 of tax benefits.

The following table summarizes information regarding options outstanding and exercisable:

	December 31, 2017
	Outstanding	Exercisable

Number of options	692,380	388,713
Weighted average exercise price per share	$16.62	$10.55
Aggregate intrinsic value for all options (in thousands)	$7,499	$6,568
Weighted average contractual term remaining	2.8 years	1.4 years

At December 31, 2017, the total unrecognized compensation cost related to IHC’s non-vested stock options was $1,904,000 and it is expected to be recognized as compensation expense over a weighted average period of 2.4 years.

Restricted Stock

The following table summarizes IHC’s restricted stock activity for the year ended December 31, 2016:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2016	17,325	$16.20
Granted	9,900	28.20
Vested	(8,250)	15.18

December 31, 2017	18,975	$22.91

IHC granted 9,900, 9,900 and 7,425 of restricted stock units during each of the years ended December 31, 2017, 2016 and 2015, respectively, with weighted-average grant-date fair values of $28.20, $19.15 and $11.78 per share, respectively. The total fair value of restricted stock units that vested in 2017, 2016 and 2015 was $187,000, $120,000 and $89,000, respectively.

At December 31, 2017, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $398,000 which is expected to be recognized as compensation expense over a weighted average period of 2.2 years.

SARs and Share-Based Performance Awards

IHC had 64,900 and 71,500 SAR awards outstanding at December 31, 2017 and 2016, respectively. In 2017, 64,900 shares were granted; and 71,500 shares were exercised with an aggregate intrinsic value of $1,309,000. In 2016, 54,350 SARs were exercised with an aggregate intrinsic value of $449,000. In 2015, 11,000 SARs were exercised with an aggregate intrinsic value of $61,000. Included in Other Liabilities in the Company’s Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 are liabilities of $22,000 and $876,000, respectively, pertaining to SARs.

(B)AMIC Share-Based Compensation Plans

As a result of a short-form merger discussed in Note 1 (B), AMIC’s 2009 Stock Incentive Plan (“AMIC 2009 Plan”) was terminated in 2016. Under the terms of the AMIC 2009 Plan, prior to its termination, option exercise prices were equal to the quoted market price of the shares at the date of grant; option terms were a maximum of ten years; and vesting periods generally ranged from three to four years. The fair value of an option award was estimated on the date of grant using the Black-Scholes option valuation model.

For the years ended December 31, 2016 and 2015, AMIC recorded $14,000 and $28,000 of share-based compensation expense, respectively, net of tax benefits of $7,000, and $15,000, respectively.

In 2016, AMIC received $262,000 in cash from the exercise of stock options with an aggregate intrinsic value of $212,000. In connection with the short-form merger transaction discussed in Note 1 (B), option agreements affecting 7 employees and directors were cancelled and as a result, the Company recorded incremental compensation costs of $646,000. These costs were accounted for as part of the equity transaction to take AMIC private. In 2015, AMIC received $52,000 in cash from the exercise of stock options with an aggregate intrinsic value of $37,000.

Note 15.Commitments and Contingencies

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2017, 2016 and 2015 for operating leases was $2,117,000, $2,316,000 and $3,088,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2017 are as follows (in thousands):

2018	$2,251
2019	1,953
2020	1,929
2021	1,460
2022	1,125
2023 and thereafter	195

Total	$8,913

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

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against the Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  The Defendants believe these claims to be without merit.  The Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  The Plaintiff filed an Amended Complaint on August 18, 2017.  The Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint, which is still pending. Madison National Life and Standard Security Life have demanded arbitration against this third party administrator.  In the fourth quarter of 2017, Madison National Life paid fines in the state of Texas primarily related to the claims payment practices of the Plaintiff.

Note 16.Concentration of Credit Risk

At December 31, 2017, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with carrying values of $12,819,000 and $12,577,000 were on deposit with various state insurance departments at December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company had reinsurance recoverable from the following reinsurers that individually exceed 10% of stockholders’ equity (in thousands):

	AM Best	Due from
Reinsurer	Rating	Reinsurer

National Guardian Life Insurance Company	A-	$223,402
Guggenheim Life and Annuity Company	B++	96,664

The Company believes that these receivables are fully collectible.

Note 17.Dividend Payment Restrictions and Statutory Information

Our insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2017, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $23,606,000 in 2018 without obtaining regulatory approval. There are no regulatory restrictions on the ability of our holding company, IHC, to pay dividends. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends to shareholders are paid from funds available at the corporate holding company level.

Non-“extraordinary” dividend payments were as follows:  (i) Madison National Life declared and paid cash dividends of $11,000,000, $5,290,000 and $4,600,000 to its parent in 2017, 2016 and 2015, respectively; (ii) Standard Security Life declared and paid dividends of $7,000,000, $12,500,000 and $6,000,000 to its parent in 2017, 2016 and 2015, respectively; and (iii) Independence American declared and paid $0 dividends to its parent in 2017, 2016 or 2015. IHC declared cash dividends of $2,392,000 in 2017, $1,800,000 in 2016 and $1,562,000 in 2015.

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

The statutory net income and statutory capital and surplus for each of the Company’s insurance subsidiaries are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2017	2016	2015

Statutory net income:
Madison National Life	$12,794	$(1,615)	$20,326
Standard Security Life	3,555	(10,480)	13,198
Independence American	8,728	4,048	2,960

	December 31,
	2017	2016

Statutory capital and surplus:
Madison National Life	$179,648	$178,978
Standard Security Life	65,600	70,620
Independence American	72,083	66,812

The insurance subsidiaries are also required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. At December 31, 2017 and 2016, the statutory capital of our insurance subsidiaries is significantly in excess of their regulatory RBC requirements.

Note 18.Segment Reporting

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

Information by business segment is presented below for the years indicated (in thousands).

	2017	2016	2015
Revenues:
Specialty Health	$203,810	$173,147	$185,912
Group disability; life and DBL	106,927	103,535	90,314
Individual life, annuities and other (A)	2,139	2,756	27,119
Medical Stop-Loss (A)	2,607	25,614	214,139
Corporate	2,472	2,925	205
	317,955	307,977	517,689
Gain on sale of subsidiary to joint venture	-	-	9,940
Net realized investment gains	2,539	4,502	3,094
Net impairment losses recognized in earnings	-	(1,475)	(228)

Total revenues	$320,494	$311,004	$530,495

Income from continuing operations before income taxes:
Specialty Health (B)	$13,207	$7,202	$6,490
Group disability; life and DBL	18,278	17,904	15,811
Individual life, annuities and other (A) (C)	(513)	(2,540)	(122)
Medical Stop-Loss (A)	2,839	16,733	18,828
Corporate	(8,014)	(8,727)	(8,137)
	25,797	30,572	32,870
Gain on sale of subsidiary to joint venture	-	-	9,940
Net realized investment gains	2,539	4,502	3,094
Net impairment losses recognized in earnings	-	(1,475)	(228)
Interest expense	-	(1,534)	(1,798)

Income from continuing operations before income taxes	$28,336	$32,065	$43,878

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Specialty Health segment includes amortization of intangible assets recorded as a result of purchase accounting for previous acquisitions. Total amortization expense was $1,333,000, $1,243,000 and $1,488,000 for the years ended December 31, 2017, 2016 and 2015, respectively. There is no amortization expense attributable to the other segments.

(C)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $1,196,000, $2,340,000 and $1,323,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

	December 31,
	2017	2016
IDENTIFIABLE ASSETS AT YEAR END
Specialty Health	$223,896	$172,275
Group disability; life and DBL	246,877	243,421
Individual life, annuities and other	363,693	363,119
Medical Stop-Loss	78,234	200,026
Corporate	127,923	155,623

	$1,040,623	$1,134,464

Note 19.Quarterly Data   (Unaudited)

The quarterly results of operations for the years indicated are summarized below (in thousands, except per share data):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
2017

Total revenues	$71,840	$82,237	$83,752	$82,665

Income from continuing operations, net of tax	$5,009	$14,307	$5,213	$17,601
Income from discontinued operations, net of tax	-	-	-	-
Net income	5,009	14,307	5,213	17,601
(Income) loss from nonredeemable noncontrolling interests	(62)	26	32	(23)
(Income) from redeemable noncontrolling interests	(11)	(2)	(16)	(32)

Net income attributable to IHC	$4,936	$14,331	$5,229	$17,546

Basic income per common share:
Income from continuing operations	$0.30	$0.88	$0.35	$1.18
Income from discontinued operations	-	-	-	-
Basic income per common share	$0.30	$0.88	$0.35	$1.18

Diluted income per share:
Income from continuing operations	$0.29	$0.86	$0.34	$1.16
Income from discontinued operations	-	-	-	-
Diluted income per common share	$0.29	$0.86	$0.34	$1.16

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2016

Total revenues	$75,895	$77,696	$78,542	$78,871

Income from continuing operations, net of tax	$5,896	$4,495	$4,366	$7,753
Income from discontinued operations, net of tax	109,770	142	-	892
Net income	115,666	4,637	4,366	8,645
Less income from noncontrolling interests
in subsidiaries	(9,656)	(201)	(43)	(116)

Net income attributable to IHC	$106,010	$4,436	$4,323	$8,529

Basic income per common share:
Income from continuing operations	$0.34	$0.25	$0.25	$0.45
Income from discontinued operations	5.81	0.01	0.00	0.05
Basic income per common share	$6.15	$0.26	$0.25	$0.50

Diluted income per share:
Income from continuing operations	$0.33	$0.25	$0.25	$0.44
Income from discontinued operations	5.75	0.01	0.00	0.05
Diluted income per common share	$6.08	$0.26	$0.25	$0.49

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2017
(In thousands)
			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES - AVAILABLE-FOR-SALE:
Bonds:
United States Government and Government
agencies and authorities	$95,411	$94,810	$94,810
States, municipalities and political subdivisions	182,664	179,643	179,643
Foreign governments	4,227	4,150	4,150
Public utilities	15,865	15,717	15,717
All other corporate bonds	139,988	137,407	137,407
Redeemable preferred stock	10,006	10,185	10,185

TOTAL FIXED MATURITIES	448,161	441,912	441,912

EQUITY SECURITIES - AVAILABLE-FOR-SALE
AND TRADING:
Common stocks:
Industrial, miscellaneous and all other	2,612	2,490	2,490
Non-redeemable preferred stocks	3,588	3,630	3,630

TOTAL EQUITY SECURITIES	6,200	6,120	6,120

Short-term investments and resale agreements	10,319	10,319	10,319
Other long-term investments	18,547	18,547	18,547

TOTAL INVESTMENTS	$483,227	$476,898	$476,898

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2017	2016

ASSETS:
Cash and cash equivalents	$2,304	$3,667
Short-term investments	-	3,500
Fixed maturities, available-for-sale	27,270	48,819
Investments in consolidated subsidiaries	445,697	425,677
Other assets	235	408

TOTAL ASSETS	$475,506	$482,071

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$8,886	$8,732
Amounts due to consolidated subsidiaries, net	25,318	28,697
Income taxes payable	3,411	4,236
Dividends payable	1,583	1,082
Liabilities attributable to discontinued operations	-	68

TOTAL LIABILITIES	39,198	42,815

Redeemable noncontrolling interest	2,065	-

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)(A)	-	-
Common stock (B)	18,625	18,620
Paid-in capital	124,538	126,468
Accumulated other comprehensive loss	(4,598)	(6,964)
Treasury stock, at cost (C)	(63,404)	(17,483)
Retained earnings	356,383	315,918

TOTAL IHC’S STOCKHOLDERS' EQUITY	431,544	436,559
NONREDEEMABLE NONCONTROLLING INTERESTS	2,699	2,697

TOTAL EQUITY	434,243	439,256

TOTAL LIABILITIES AND EQUITY	$475,506	$482,071

(A)Preferred stock $1.00 par value, 100,000 shares authorized; none issued or outstanding.

(B)Common stock $1.00 par value, 23,000,000 shares authorized; 18,625,458 and 18,620,508 shares issued, respectively, 14,890,285 and 17,102,525 shares outstanding, respectively.

(C)Treasury stock, at cost; 3,735,173 and 1,517,983 shares, respectively, outstanding.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In thousands)
(PARENT COMPANY ONLY)

	2017	2016	2015
REVENUES:
Net investment income	$576	$146	$112
Net realized investment gains (losses)	189	(121)	(506)
Other income	1,533	1,619	1,800

	2,298	1,644	1,406
EXPENSES:
Interest expense on debt	-	1,443	1,567
General and administrative expenses	7,675	8,837	5,506

	7,675	10,280	7,073

Loss from continuing operations before income tax benefits and
equity in net income from continuing operations of subsidiaries	(5,377)	(8,636)	(5,667)

Equity in net income from continuing operations of subsidiaries	44,854	28,843	32,118

Income from continuing operations before income tax benefits	39,477	20,207	26,451

Income tax (benefits)	(2,653)	(2,303)	(1,523)

Income from continuing operations, net of tax	42,130	22,510	27,974

Discontinued operations (Note 3):
Income from discontinued operations, before income taxes	-	117,617	4,310
Income taxes on discontinued operations	-	6,813	1,762
Income from discontinued operations, net of tax	-	110,804	2,548

Net income	42,130	133,314	30,522

Less income from noncontrolling interests in subsidiaries	(88)	(10,016)	(578)

Net income attributable to IHC	42,042	123,298	29,944

Comprehensive Income:
Net income	42,130	133,314	30,522
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	73	114	(51)
Equity in unrealized gains (losses) on available-for-sale
securities of subsidiaries	3,108	(3,622)	(3,411)
Other comprehensive income (loss), net of tax	3,181	(3,508)	(3,462)

Comprehensive income, net of tax	45,311	129,806	27,060
Less: comprehensive income attributable to noncontrolling interests	(88)	(10,134)	(583)

Comprehensive income, net of tax, attributable to IHC	$45,223	$119,672	$26,477

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	2017	2016	2015

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$42,130	$133,314	$30,522
Adjustments to net income:
Gain on disposal of discontinued operations, net of tax	-	(110,337)	-
Equity in net income of subsidiaries, including discontinued operations	(44,854)	(28,843)	(34,698)
Other	2,521	3,396	9,204
Changes in other assets and liabilities	(3,121)	(1,939)	550

Net change in cash from operating activities	(3,324)	(4,409)	5,578

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Change in investments in and advances to subsidiaries (A)	26,847	81,762	12,398
Net (purchases) sales and maturities of short-term investments	3,499	(3,501)	-
Purchases of fixed maturities	(46,605)	(94,850)	(20,857)
Sales of fixed maturities	63,568	70,745	5,915
Maturities and other repayments of fixed maturities	4,640	-	-
Other investing activities	-	(2,995)	-

Net change in cash from investing activities	51,949	51,161	(2,544)

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Repurchases of common stock	(46,401)	(3,925)	(1,820)
Cash paid in acquisitions of noncontrolling interests	-	(486)	-
Repayments of debt	-	(38,146)	-
Dividends paid	(1,928)	(1,553)	(1,392)
Payments related to tax withholding for sharebased compensation	(1,659)	-	-
Other financing activities	-	513	301

Net change in cash from financing activities	(49,988)	(43,597)	(2,911)

Net change in cash and cash equivalents	(1,363)	3,155	123
Cash and cash equivalents, beginning of year	3,667	512	389

Cash and cash equivalents, end of year	$2,304	$3,667	$512

(A)Includes $12,100,000, $29,800,000 and $0 of cash dividends paid to parent company by consolidated subsidiaries for the years ended December 31, 2017, 2016 and 2015, respectively.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III
INDEPENDENCE HOLDING COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		FUTURE
		POLICY				INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,		NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	UNEARNED	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS (1)	CLAIMS	PREMIUMS	EARNED	INCOME (2)	RESERVES	COSTS (1)	EXPENSES (3)	WRITTEN
December 31, 2017
Specialty Health	$-	53,859	3,292	181,851	5,299	84,380	-	106,223	$179,164
Group disability; life
and DBL	-	137,765	3,193	99,953	6,469	52,792	-	35,857	99,495
Individual life, annuities
and other	-	333,105	181	210	1,536	241	-	2,411	209
Medical Stop-Loss	-	2,257	-	252	1,111	(2,359)	-	2,127	253
Corporate	-	-	-	-	1,861	-	-	10,486	-
	$-	526,986	6,666	282,266	16,276	135,054	-	157,104	$279,121

December 31, 2016
Specialty Health	$-	50,943	6,320	154,397	3,272	81,215	-	84,730	$154,333
Group disability; life
and DBL	-	137,428	3,305	96,190	6,469	52,245	-	33,386	96,454
Individual life, annuities
and other	-	341,181	161	47	2,255	1,344	-	3,952	46
Medical Stop-Loss	-	54,760	-	12,070	1,700	10,427	-	(1,546)	12,070
Corporate	-	-	-	-	2,874	-	-	11,652	-
	$-	584,312	9,786	262,704	16,570	145,231	-	132,174	$262,903

December 31, 2015
Specialty Health	$-	42,165	7,005	171,912	1,813	93,916	-	85,506	$171,731
Group disability; life
and DBL	-	141,837	3,060	85,953	3,699	47,646	-	26,857	86,304
Individual life, annuities
and other	-	405,327	171	11,904	7,146	11,697	-	15,544	11,901
Medical Stop-Loss	-	100,088	-	209,765	4,374	153,919	-	41,392	209,765
Corporate	-	-	-	-	205	-	-	8,342	-
	$-	689,417	10,236	479,534	17,237	307,178	-	177,641	$479,701

(1)In 2015, the Company ceded substantially all of its individual life and annuity policy blocks in run-off and as a result, the remaining balance of deferred acquisition costs is insignificant at December 31, 2017 and 2016 and is included in other assets on the accompanying Consolidated Balance Sheets. Amortization of deferred acquisition costs was $340,000, $319,000 and $3,524,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Income for those periods.

(2)Net investment income is allocated between product lines based on the mean reserve method.

(3)Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE IV
INDEPENDENCE HOLDING COMPANY
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

Life Insurance In-Force:

December 31, 2017	$13,770,999	$7,054	$6,878,689	$6,899,364	0.1%
December 31, 2016	$12,466,127	$7,848	$6,303,742	$6,170,233	0.1%
December 31, 2015	$12,063,911	$129,231	$6,365,993	$5,827,149	2.2%

Premiums Earned:

December 31, 2017
Accident and health	$249,134	$7,574	$32,290	$224,418	3.4%
Life and annuity	56,194	795	38,899	18,090	4.4%
Property and liability (1)	40,139	-	381	39,758	0.0%
	$345,467	$8,369	$71,570	$282,266	3.0%

December 31, 2016
Accident and health	$461,467	$19,744	$276,392	$204,819	9.6%
Life and annuity	57,938	1,595	42,078	17,455	9.1%
Property and liability (1)	40,697	-	267	40,430	0.0%
	$560,102	$21,339	$318,737	$262,704	8.1%

December 31, 2015
Accident and health	$513,814	$28,822	$126,613	$416,023	6.9%
Life and annuity	46,699	4,330	23,078	27,951	15.5%
Property and liability (1)	35,812	-	252	35,560	0.0%
	$596,325	$33,152	$149,943	$479,534	6.9%

(1)Property and liability products consist primarily of our pet and liability portion of our occupational accident insurance lines.

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

10.9  Officer Employment Agreement, made as of May 25, 2011, by and among Independence Holding Company, Standard Security Life and Mr. Gary J. Balzofiore (Filed as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

21Subsidiaries of Independence Holding Company, as of December 31, 2017.*

23.1Consent of RSM US LLP, independent registered public accounting firm.*

23.2Consent of KPMG LLP, independent registered public accounting firm.*

31.1Certification of the Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INSXBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCHXBRL Taxonomy Extension Schema Document. *

101.CALXBRL Taxonomy Extension Calculation Linkbase Document. *

101.LABXBRL Taxonomy Extension Label Linkbase Document. *

101.PREXBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEFXBRL Taxonomy Extension Definition Linkbase Document. *

* Filed herewith.