Form 10-K/A
period 2017-12-31
INDEPENDENCE HOLDING CO
filed 2018-04-30
CIK 701869

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

14,801,622 shares of common stock were outstanding as of April 23, 2018.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Commission File Number 001-32244) (“2017 Annual Report”),  as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on March 26, 2018. The purpose of this Amendment is to include information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K.  We will also include this information in our proxy statement for our 2018 Annual Meeting of Shareholders.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2017 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 26, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2017 Annual Report and the registrant’s other filings with the SEC.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 31, 2018 are set forth below:

Name	Age	Title

Larry R. Graber	68	Chief Life and Annuity Actuary, Senior Vice President and Director
Teresa A. Herbert	56	Chief Financial Officer, Senior Vice President and Director
David T. Kettig	59	President, Chief Operating Officer and Director
Allan C. Kirkman	74	Director
John L. Lahey	71	Director
Steven B. Lapin	72	Director
Ronald I. Simon	79	Director
James G. Tatum	76	Director
Roy T.K. Thung	74	Chief Executive Officer and Chairman

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

Teresa A. Herbert

Since November 2016, a director of IHC; for more than the past five years, Chief Financial Officer and Senior Vice President of IHC; for more than the past five years, Vice President of Geneve Corporation (“Geneve”), a private company controlled by GHI; for more than the past five years until August 2016, Chief Financial Officer and Senior Vice President of American Independence Corp., formerly a public company whose stock was traded on Nasdaq and a majority-owned subsidiary of the Company that was merged out of existence on August 31, 2016 (“AMIC”); from March 2011 to August 2016, a director of AMIC.

The experiences, qualifications, attributes or skills that led the Board to conclude that Ms. Herbert should serve as one of IHC’s directors are her extensive financial and accounting experience and her experience with companies with complex organizational structures, intercompany transactions, diverse and complex business transactions, the insurance industry, and public companies.

David T. Kettig

Since September 25, 2017, President of IHC; for more than the last five years, a director of IHC; from April 1, 2016 to September 24, 2017, Executive Vice President of IHC; since February 2015, Chief Operating Officer and Acting General Counsel of IHC; from April 2009 to April 1, 2016, Chief Operating Officer and Senior Vice President of IHC; from August 2013 to August 2016, President of AMIC; from April 2009 to March 2012, Chief Operating Officer and Senior Vice President of AMIC; from March 2011 to August 2016, a director of AMIC; for more than the past five years, President and a director of Independence American Insurance Company, an indirect wholly owned subsidiary of IHC (“IAIC”); from March 2012 to March 2016, President of Standard Security Life; since April 2016, Chairman and Chief Executive Officer of Standard Security Life; since May 2012, a director of Standard Security Life.

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

John L. Lahey

For more than the past five years, a member of the Audit Committee and the Compensation Committee of IHC; since March 1987, President of Quinnipiac University, a private university located in Hamden, Connecticut; since 1995, a member of the Board of Trustees of Yale-New Haven Hospital, a hospital located in New Haven, Connecticut; between 1994 and December 2015, a director of the UIL Holdings Corporation, a publicly-held utility holding company with principal offices in New Haven, Connecticut; since December 2015, a director, Nominating, Governance and Compensation Committee member, and Executive Committee member of Avangrid, Inc., a diversified energy and utility company with principal offices in New Haven, Connecticut that is the successor-in-interest by merger to UIL Holdings Corporation; since 2004, a director of Alliance for Cancer Gene Therapy, the only national non-profit organization committed exclusively to cancer gene and cell therapy research; since June 2006, a director of Standard Security Life Insurance.  Mr. Lahey also serves as a director and Chairman of the Board of the New York City St. Patrick’s Day Parade, Inc.

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

Ronald I. Simon

Since November 2017, a member of the Audit Committee of IHC; since November 2016, a director of IHC; from August 1997 until April 1999, Chairman of the Board of AMIC; from April 1999 to February 2001, Vice Chairman of the Board of AMIC; from February 2001 through May 2001, Acting Chairman of the Board, Chief Executive Officer and Chief Financial Officer of AMIC; from January 2003 to August 2016, Chairman of the Compensation Committee of AMIC; from January 2005 to August 2016, a member of the Audit Committee of AMIC; from 2011 to August 2016, Chairman of the Audit Committee of AMIC; from May 1997 through April 2000, Executive Vice President and Chief Financial Officer, and from September 1999 to September 2001, a director, of Western Water Company, which owned and developed water rights in the western United States; from May 1999 through July 2002, when the company was acquired by Schering, AG, a director of Collateral Therapeutics, Inc., a developer of non-surgical gene therapy procedures for the treatment of cardiovascular diseases; from January 2006 through January 2009, a director of Cardium Therapeutics, a company formed to acquire and further develop the procedures originally developed by Collateral Therapeutics; from August 2001 through June 2002, Chief Financial Officer of Wingcast, Inc., a joint venture of Ford Motor Company and Qualcomm, Inc.; from April 2003 through April 2005, director of BDI Investment Corp., a closely held regulated investment company; from March 2003 through February 2006, a director of WFS Financial, Inc., one of the nation’s largest independent automobile finance companies; since August 2007, a director and member of the Audit and Compensation Committees, and Chairman of the Corporate Governance Committee, of Ellington Financial, LLC, a specialty finance company specializing in acquiring and managing mortgage-related assets; since May 2013, a director and member of the Audit and Compensation Committees, and Chairman of the Corporate Governance Committee, of Ellington Residential Mortgage REIT.

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

Roy T.K. Thung

Since September 2017, Chief Executive Officer and Chairman of the Board of IHC; since March 2011, Chief Executive Officer, President and Chairman of the Board of IHC; since January 2000, Chief Executive Officer of IHC; since July 1999, President of IHC; for more than five years prior to July 1999, Executive Vice President and Chief Financial Officer of IHC; for more than the past five years, Executive Vice President of Geneve; from July 2002 until August 2016, a director of AMIC; from November 2002 until March 2012, Chief Executive Officer and President of AMIC; from March 2012 until August 2016, Chief Executive Officer of AMIC; for more than the past five years prior to April 2016, Chief Executive Officer and Chairman of the Board of Standard Security Life; for more than the past five years, director of Standard Security Life; for more than the past five years, Chairman of the Board of Madison National Life.

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

Family Relationships

None.

Corporate Governance Documents

In furtherance of its longstanding goals of providing effective governance of IHC’s business and affairs for the long-term benefit of stockholders and promoting a culture and reputation of the highest ethics, integrity and reliability, the Board has adopted:

•a Code of Business Ethics that applies to IHC’s Chief Executive Officer and President, Chief Operating Officer, Chief Financial Officer, controller and other IHC employees performing similar functions (the “Code of Ethics”);

•a Corporate Code of Conduct that applies to all employees, officers and directors of IHC and its subsidiaries and affiliates (the “Code of Conduct”);

•Corporate Governance Guidelines (“Guidelines”) to advance the functioning of the Board and its committees and set forth the Board’s expectations as to how it should perform its functions; and

•written charters for its Audit and Compensation Committees of the Board (collectively, the “Charters”).

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
Mr. Ronald I. Simon

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

Compensation Committee.  The Compensation Committee assists the Board in fulfilling its responsibilities with regard to compensation matters, is responsible for determining or ratifying (as the case may be) the compensation of IHC’s executive officers, and administers IHC’s 2016 Stock Incentive Plan.  The Compensation Committee has sole authority to determine the compensation for IHC’s Chief Executive Officer.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his or her involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

“Say-on- Pay” and “Say-on-Frequency”

The Compensation Committee considered the voting results of the advisory, non-binding “say-on-pay” vote at IHC’s 2017 Annual Meeting of Stockholders in connection with the discharge of its responsibilities.  IHC’s stockholders expressed their support of the compensation for our CEO, CFO and the three other most-highly compensated officers in respect of 2016, with a substantial majority of the votes cast voting to approve the compensation of IHC’s named executive officers described in IHC’s 2017 proxy statement.  Following the Compensation Committee’s review and consideration of this stockholder support, as well as the other factors discussed in more detail below, we determined to make no changes to our approach to executive compensation.  The next advisory, non-binding “say-on-pay” vote will occur at IHC’s 2020 Annual Meeting of Stockholders.

At IHC’s 2017 Annual Meeting of Stockholders, a majority of IHC’s stockholders voted for “say-on-pay” proposals to occur every three years.  In light of this voting result on the frequency of “say-on-pay” proposals, the Board decided that IHC will present “say-on-pay” proposals every three years until the next required vote on the frequency of stockholder votes on named executive officer compensation.  Accordingly, we held a say on frequency of “say-on-pay” vote at our 2017 Annual Meeting of Stockholders.  The next stockholder vote on the frequency of stockholder votes on named executive officer compensation will occur at IHC’s 2020 Annual Meeting of Stockholders.

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

In establishing executive officer compensation, the following are among the Compensation Committee’s objectives:

•attract and retain individuals of superior ability and managerial talent;

•ensure compensation is aligned with IHC’s corporate strategies, business objectives and the long-term interests of IHC’s stockholders; and

•enhance incentives to increase IHC’s stock price and maximize stockholder value by providing a portion of total compensation in IHC equity and equity-related instruments.

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

Cash Bonuses

Following the close of each fiscal year, IHC’s Chief Executive Officer makes determinations that are communicated to the Compensation Committee as to cash bonuses for IHC’s executive officers (excluding himself), based on an analysis of: (i) any contractual commitments set forth in an employment agreement; (ii) IHC’s performance in the year ended versus IHC’s plan for such year; and (iii) a subjective evaluation of a variety of factors as to each executive officer’s individual contribution during the year.  The Compensation Committee then convenes outside the presence of the Chief Executive Officer and, following appropriate deliberation, approves or ratifies bonuses for all IHC executive officers.

The salaries paid and annual bonuses awarded to IHC’s named executive officers in respect of 2017 are set forth in the Summary Compensation Table.

Equity Awards

IHC’s 2016 Stock Incentive Plan (the “2016 Plan”) provides the opportunity for the Compensation Committee to make equity incentive awards to, among others, IHC’s executive officers. The Board of Directors approved the 2016 Plan  and submitted it for stockholder approval at the 2016 Annual Meeting of Stockholders. A majority of the shares present at the meeting in person or by proxy approved the 2016 Plan.  The following describes the 2016 Plan.

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

Within the limitations of the 2016 Plan, the Compensation Committee may modify an award to: (i) accelerate the rate at which an option or SAR may be exercised (including, without limitation, permitting an option or SAR to be exercised in full without regard to the installment or vesting provisions or whether the option or SAR is at the time exercisable); (ii) accelerate the vesting of any award; or (iii) accept the cancellation of outstanding awards.  However, the Compensation Committee may not, without stockholder approval, cancel an outstanding option that is underwater for the purpose of reissuing the option to a grantee within six months thereafter at a lower exercise price, or granting a replacement award of a different type.  Notwithstanding the foregoing provision, no modification of an outstanding award can materially and adversely affect a grantee’s rights thereunder, unless the grantee provides written consent, there is an express 2016 Plan provision permitting the Compensation Committee to act unilaterally to make the modification, or the Compensation Committee reasonably concludes that the modification is not materially adverse to the grantee.

Options

Incentive stock options (“ISOs”) and non-incentive stock options (“Non-ISOs”) may be granted under the 2016 Plan.  At the sole discretion of the Compensation Committee, any option may be exercisable, in whole or in part, immediately upon the grant thereof, or only after the occurrence of a specified event, or only in installments, which installments may vary.  The term of any option may not exceed ten years from the grant date; provided, however, that in the case of an ISO granted to an employee of IHC or any of its affiliates who owns stock representing more than ten percent (10%) of the voting stock on the grant date (“Employee Ten Percent Holder”), the term of the ISO shall not exceed five years from the grant date.  The exercise price of an option is determined by the Compensation Committee in its sole discretion; provided, however, that if an ISO is granted to an Employee Ten Percent Holder, the per share exercise price shall not be less than 110% of the closing price per share on the NYSE on the grant date (“Fair Market Value”); and provided further that for all other options, the per share exercise price shall not be less than 100% of the Fair Market Value on the grant date.  Neither IHC nor the Compensation Committee can allow for a repricing without stockholder approval.

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

Tax Implications

The Company is subject to Section 162(m)(1) of the Tax Code, which limits the amount a publicly-held corporation may deduct for compensation paid to the CEO and certain named executive officers to $1 million per year per executive and excludes the compensation paid to former covered executives once they are no longer covered.

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

Summary Compensation Table

The following table lists the annual compensation for IHC’s CEO, CFO and its three other most highly compensated executive officers in 2017 for the years 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Mr. Roy T.K. Thung	2017	475,231	338,800		-	891,000	(1)	910,000	(2)	158,705	(3)	24,017	(4)	2,797,753
Chief Executive Officer	2016	461,767	338,800		-	-		3,717,963	(2)	149,722	(3)	19,049		4,687,301
and Chairman	2015	452,737	338,800		-	-		804,000	(2)	141,247	(3)	19,932		1,756,716

Ms. Teresa A. Herbert	2017	304,897	173,250		-	346,500	(1)	-		-		24,789	(7)	849,436
Chief Financial Officer	2016	291,571	623,250	(5)	-	51,193	(6)	-		-		21,456		987,470
	2015	275,821	173,250		-	-		-		-		22,252		471,323

Mr. David T. Kettig	2017	387,600	325,000		-	346,500	(1)	-		-		27,781	(8)	1,086,881
and Chief Operating Officer	2016	374,946	775,000	(5)	-	58,323	(6)	-		-		24,599		1,232,868
	2015	352,728	275,000		-	-		-		-		25,217		652,945

Mr. Larry R. Graber	2017	306,002	143,100		-	346,500	(1)	-		-		32,122	(9)	827,724
Chief Life and Annuity	2016	295,873	143,100		-	37,775	(6)	-		-		32,122		508,870
Actuary	2015	279,091	293,120		-	-		-		-		31,863		604,074

Mr. Gary J. Balzofiore (10)	2017	273,360	200,000		-	79,200	(1)	-		-		14,746	(11)	567,306

Corporate Vice President –	2016	264,359	625,000	(5)	-	44,540	(6)	-	-	11,601	945,500
Accounting and Finance

(1)Represents the grant date fair value of options and/or stock appreciation rights granted during 2017.

(2)Represents strategic and long-term incentive earnings as a result of Mr. Thung’s Employment Agreement with IHC for the year indicated. IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board of Directors, dated as of May 11, 2011. Under the agreement, Mr. Thung is entitled to an incentive payment upon the disposition of a strategic asset of IHC equal to 3% of the amount above which the consideration received by IHC for such disposition exceeds the book value of such asset as of March 31, 2011.  In addition, any termination of the agreement other than for “cause” triggers an incentive payment to Mr. Thung in respect of such appreciation in the overall book value of IHC.  The initial term of Mr. Thung’s employment agreement was two years from the date it was entered into, but, by its terms, will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC. In accordance with the terms of the agreement, Mr. Thung received cash incentive payments of $3,013,235 and $288,728 in 2016 and 2015, respectively, as a result of the Risk Solutions sale and coinsurance transaction with Swiss Re in 2016 and the Madison National Life coinsurance and sale transaction with National Guardian Life Insurance Company in 2015. He did not receive any cash incentive payments in 2017. Had the strategic and long-term incentive provisions of Mr. Thung’s agreement been triggered on December 31, 2017, Mr. Thung would have received $3,985,000.

(3)Represents the increase (decrease) in the value of Mr. Thung’s Retirement Benefits Agreement with IHC for the year indicated. Refer to Potential Payments to Named Executive Officers for additional information regarding this agreement.

(4)The amount shown for 2017 represents reimbursements related to the use of an automobile, employer-matching contributions to Mr. Thung’s 401(k) account, and group life insurance premiums paid on Mr. Thung’s behalf.

(5)Includes the transactional bonus paid in connection with the sale of IHC Risk Solutions to Swiss Re.

(6)Represents the grant date fair value of options granted during 2016 and the incremental fair value of fully vested option awards modified during 2016, as of the modification date.

(7)The amount shown for 2017 represents reimbursements related to the use of an automobile, employer-matching contributions to Ms. Herbert’s 401(k) account, group life insurance premiums paid on Ms. Herbert’s behalf, and employer contributions to Ms. Herbert’s disability insurance.

(8)The amount shown for 2017 represents reimbursements related to the use of an automobile, employer-matching contributions to Mr. Kettig’s 401(k) account, group life insurance premiums paid on Mr. Kettig’s behalf, and employer contributions to Mr. Kettig’s disability insurance.

(9)The amount shown for 2017 represents reimbursements related to the use of an automobile, employer-matching contributions to Mr. Graber’s 401(k) account, and group life insurance premiums paid on Mr. Graber’s behalf.

(10)Mr. Balzofiore was not a named executive officer during 2015.  Thus, compensation for Mr. Balzofiore in such year is not included in the table.

(11)The amount shown for 2017 represents employer-matching contributions to Mr. Balzofiore’s 401(k) account, group life insurance premiums paid on Mr. Balzofiore’s behalf, and employer contributions to Mr. Balzofiore’s disability insurance.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing information about the relationship of the annual total compensation of the Company’s CEO relative to the median of the annual total compensation of the Company’s employees (other than the CEO).  The Company refers to the ratio of such compensation as “CEO to Employee Pay Ratio.”

The Company’s CEO to Employee Pay Ratio was calculated in compliance with the requirements set forth in Item 402(u) of Regulation S-K. The Company identified the median employee using its employee population as of December 31, 2017, which included 398 full-time, part-time and temporary employees employed on that date.  The Company did not include independent contractors.

The Company used a consistently applied compensation measure based on W-2 earnings across the employee population to calculate the median employee annual total compensation.  The Company then calculated the median employee’s annual total compensation in the same manner as that of the CEO and the Company's other named executive officers in the above Summary Compensation Table. The median of the annual total compensation of all employees of the Company (other than the CEO) was $51,510. The CEO’s annual total compensation was $2,797,753. Accordingly, for 2017, the Company’s CEO to Employee Pay Ratio was 54:1.

The SEC rules for identifying the median employee and calculating the pay ratio allow companies to use a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect a company’s employee populations and compensation practices. For that reason, the pay ratio reported by other companies may not be comparable to the Company's CEO to Employee Pay Ratio reported above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information about unexercised stock options and unvested shares of restricted stock held as of December 31, 2017.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Roy T.K. Thung	176,000	-	$9.09	January 4, 2019		-	-
	-	16,500	$27.65	November 16, 2022	(1)	-	-
	-	82,500	$27.65	November 16, 2022	(2)	-	-

Teresa A. Herbert	47,300	-	$9.09	January 4, 2019		-	-
	4,000	8,000	$19.95	December 1, 2021	(3)
	-	11,000	$27.65	November 16, 2022	(1)	-	-
	-	27,500	$27.65	November 16, 2022	(2)	-	-

David T. Kettig	5,000	10,000	$19.95	December 1, 2021	(3)	-	-
	-	11,000	$27.65	November 16, 2022	(1)	-	-
	-	27,500	$27.65	November 16, 2022	(2)	-	-

Larry R. Graber	27,500	-	$9.09	January 4, 2019		-	-
	3,333	6,667	$19.95	December 1, 2021	(3)	-	-
	-	11,000	$27.65	November 16, 2022	(1)	-	-
	-	27,500	$27.65	November 16, 2022	(2)	-	-

Gary J. Balzofiore	44,000	-	$9.09	January 4, 2019		-	-

3,333	6,667	$19.95	December 1, 2021	(3)	-	-
-	8,800	$27.65	November 16, 2022	(1)	-	-

(1)Stock appreciation rights granted on November 16, 2017 vest in three equal installments beginning on November 16, 2018.

(2)Stock options granted on November 16, 2017 vest in three equal installments beginning on November 16, 2018.

(3)Stock options granted on December 1, 2016 vest in three equal installments beginning on December 1, 2017.

The following table sets forth information about the number and value of plan-based awards granted during the year 2017.

Grants of Plan-Based Awards
		Number of	Number of		Grant
	Grant	Stock Awards	Option Awards	Exercise	Date
Name	Date	Granted (#)	Granted (#)	Price ($)	Fair Value ($)

Roy T.K. Thung	November 16, 2017	-	99,000	27.65	891,000
Teresa A. Herbert	November 16, 2017	-	38,500	27.65	346,500
David T. Kettig	November 16, 2017	-	38,500	27.65	346,500
Larry R. Graber	November 16, 2017	-	38,500	27.65	346,500
Gary J. Balzofiore	November 16, 2017	-	8,800	27.65	79,200

The following table sets forth information about the number and value of option exercises and vested stock awards for each named executive officer during the year 2017.

Option Exercises and Stock Vested
	Option Awards			Stock Awards
Name	Number of shares acquired on exercise (#) (1)	Value realized on exercise ($)		Number of shares acquired on vesting (#)	Value realized on vesting ($)

Roy T.K. Thung	27,270	1,795,860	(2)	-	-
Teresa A. Herbert	8,881	711,590	(3)	-	-
David T. Kettig	21,664	1,297,543	(4)	-	-
Larry R. Graber	10,197	686,840	(5)	-	-
Gary J. Balzofiore	-	162,712	(6)	-	-

(1)Actual number of shares issued to named executive officer upon net settlement of option exercises.

(2)Option exercise valued at $1,456,950 and $338,910 cash settlement of stock appreciation rights.

(3)Option exercise valued at $485,650 and $225,940 cash settlement of stock appreciation rights.

(4)Option exercise valued at $1,106,803 and $190,740 cash settlement of stock appreciation rights.

(5)Option exercise valued at $485,650 and $201,190 cash settlement of stock appreciation rights.

(6)Represents cash settlement of stock appreciation rights.

Potential Payments to Named Executive Officers Upon Termination or Change-in-Control.

With Mr. Thung

IHC is party to a Retirement Benefits Agreement with Mr. Roy T.K. Thung, dated as of September 30, 1991, and amended by amendments dated as of December 20, 2002, June 17, 2005 and December 31, 2008, respectively, pursuant to which Mr. Thung is entitled to a lump-sum cash payment upon a “separation from service” from IHC of $1,659,557, increasing on a cumulative, compounding basis of 6% per annum from December 31, 2008.  “Separation from service” is as defined under U.S. Treasury Regulations 1.409A-1(h)(1), and would generally include Mr. Thung’s death, retirement or any other termination of employment, including permanent disability. For example, had this provision been triggered on December 31, 2017, Mr. Thung would have been entitled to receive a payment of $2,803,787.

IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board of Directors, dated as of May 11, 2011.  Under this employment agreement, if Mr. Thung’s employment by IHC or its affiliate were to cease under certain circumstances, Mr. Thung would be entitled to receive a lump-sum severance amount equal to the average annual aggregate total compensation received by Mr. Thung during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Thung to IHC and its affiliates.  The circumstances under which such severance would be paid are: (i) Mr. Thung’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Thung’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage IHC or its reputation); (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s  material breach of its obligations under the employment agreement, IHC’s non-renewal of the employment agreement or change in control of IHC or its ultimate parent); or; (iii) upon Mr. Thung’s death or permanent disability.   In addition, under the agreement, Mr. Thung is also entitled to strategic and long-term incentive payments which are included in the Summary Compensation Table above. The initial term of Mr. Thung’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC.  For example, had the severance provisions of Mr. Thung’s agreement been triggered on December 31, 2017, Mr. Thung would have been entitled to receive approximately $67,425 per month for forty months ($2,697,000 in the aggregate).

With Ms. Herbert

IHC is party to the Officer Employment Agreement, by and between IHC and Ms. Teresa A. Herbert, IHC’s Chief Financial Officer and Senior Vice President, dated as of April 18, 2011.  Under this employment agreement, if Ms. Herbert’s employment by IHC or its affiliate were to cease under certain circumstances, Ms. Herbert would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Ms. Herbert during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Ms. Herbert to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Ms. Herbert’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Ms. Herbert’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or her engaging in unlawful behavior that would damage IHC or its reputation), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s (or its successor’s) material breach of its obligations under the employment agreement or upon IHC’s non-renewal of the employment agreement).  The initial term of Ms. Herbert’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC.  For example, had the severance provision in Ms. Herbert’s agreement been triggered on December 31, 2017, Ms. Herbert would have been entitled to receive approximately $46,450 per month for twenty-four months ($1,114,800 in the aggregate).

With Mr. Kettig

IHC is party to the Officer Employment Agreement, by and among IHC, Standard Security Life (which subsequently assigned the agreement to its affiliate AMIC Holdings, Inc.), and Mr. David T. Kettig, IHC’s President, Chief Operating Officer and Acting General Counsel, dated as of April 18, 2011.  Under this employment agreement, if Mr. Kettig’s employment by Standard Security Life or its affiliate were to cease under certain circumstances, Mr. Kettig would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Kettig during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Kettig to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Mr. Kettig’s employment by Standard Security Life being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Kettig’s material failure to follow Standard Security Life’s or IHC’s lawful directions, material failure to follow Standard Security Life’s or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage Standard Security Life, IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with Standard Security Life’s (or its successor’s) material breach of its obligations under the employment agreement or upon Standard Security Life’s non-renewal of the employment agreement).  The initial term of Mr. Kettig’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by Standard Security Life.  For example, had the severance provision in Mr. Kettig’s agreement been triggered on December 31, 2017, Mr. Kettig would have been entitled to receive approximately $62,536 per month for twenty-four months ($1,500,864 in the aggregate).

With Mr. Graber

IHC is party to the Officer Employment Agreement, by and among IHC, Madison National Life, and Mr. Larry R. Graber, IHC’s Chief Life and Annuity Actuary and Senior Vice President, dated as of April 18, 2011.  Under this employment agreement, if Mr. Graber’s employment by Madison National Life or its affiliate were to cease under certain circumstances, Mr. Graber would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Graber during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Graber to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Mr. Graber’s employment by Madison National Life being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Graber’s material failure to follow Madison National Life’s or IHC’s lawful directions, material failure to follow Madison National Life’s or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage Madison National Life, IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with Madison National Life’s (or its successor’s) material breach of its obligations under the employment agreement or upon Madison National Life’s non-renewal of the employment agreement).   The initial term of Mr. Graber’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by Madison National Life.  For example, had the severance provision in Mr. Graber’s agreement been triggered on December 31, 2017, Mr. Graber would have been entitled to receive approximately $40,340 per month for twenty-one months ($847,140 in the aggregate).

With Mr. Balzofiore

IHC is party to the Officer Employment Agreement, by and among IHC, Standard Security Life, and Mr. Gary J. Balzofiore, IHC’s Corporate Vice President – Accounting and Finance, dated as of May 25, 2011.  Under this employment agreement, if Mr. Balzofiore’s employment by Standard Security Life or its affiliate were to cease under certain circumstances, Mr. Balzofiore would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Balzofiore during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Balzofiore to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Mr. Balzofiore’s employment by Standard Security Life being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Balzofiore’s refusal to perform his duties, material failure to follow Standard Security Life’s corporate policies, breach of the non-compete covenants in the employment agreement or his committing a crime involving financial or accounting fraud), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with Standard Security Life’s or IHC’s material breach of its obligations under the employment agreement or upon Standard Security Life’s non-renewal of the employment agreement).  The initial term of Mr. Balzofiore’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by Standard Security Life.  For example, had the severance provision in Mr. Balzofiore’s agreement been triggered on December 31, 2017, Mr. Balzofiore would have been entitled to receive approximately $43,506 per month for twenty-four months ($1,044,144 in the aggregate).

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

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	692,380	$16.62	859,300

DIRECTORS’ COMPENSATION

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity.  IHC does not pay management directors for board service in addition to their regular employee compensation.  The Compensation Committee has the primary responsibility for reviewing and considering any revisions to director compensation.

During 2018, each non-employee (outside) director will be paid:

•an annual retainer of $36,000;

•$1,500 for each board or committee meeting attended;

•$9,000 for service as chairman of a board committee; and

•2,475 restricted shares of IHC common stock, vesting ratably over the three annual anniversaries of the award, and contingent upon continuing service as a director.

The following table summarizes compensation paid to IHC’s directors during 2017 except for Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board, Mr. David T. Kettig, President, Chief Operating Officer, and Acting General Counsel, Mr. Larry R. Graber, Chief Life and Annuity Actuary and Senior Vice President, and Teresa A. Herbert, Chief Financial Officer and Senior Vice President, for whom compensation was previously discussed.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Mr. Allan C. Kirkman	75,000	69,795	144,795
Mr. John L. Lahey.	63,000	69,795	132,795
Mr. Steven B. Lapin (1)	-	-	-
Mr. Ronald I. Simon	48,000	69,795	117,795
Mr. James G. Tatum.	75,000	69,795	144,795

(1)Mr. Lapin received no compensation in connection with his service as an IHC director during 2017.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by each of our directors and each of our named executive officers based on 14,801,622 issued and outstanding shares of common stock as of March 31, 2018.

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

The address of each individual named below is c/o IHC at 96 Cummings Point Road, Stamford, Connecticut 06902.

Name of Beneficial Owner	Number of Shares		Percent of Class

Mr. Gary J. Balzofiore	72,806	(1)	*
Mr. Larry R. Graber	86,315	(2)	*
Ms. Teresa A. Herbert	116,958	(3)	*
Mr. David T. Kettig	93,454	(4)	*
Mr. Allan C. Kirkman	27,126		*
Mr. John L. Lahey	23,100		*
Mr. Steven B. Lapin	122,162	(5)	*
Mr. Ronald I. Simon	40,825	(6)	*
Mr. James G. Tatum	39,126		*
Mr. Roy T. K. Thung	406,668	(7)	2.7%
All directors, nominees for director and executive officers as a group (10 persons)	1,028,540		6.8%

*Represents less than 1% of the outstanding common stock.

(1)Includes 47,333 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(2)Includes 30,833 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(3)Includes 51,300 shares of common stock underlying stock options exercisable within sixty (60) days from the date above. Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

(4)Includes 5,000 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.  Includes 110 shares of common stock held by Mr. Kettig’s children of which shares Mr. Kettig disclaims beneficial ownership.

(5)Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer and director.

(6)Includes 30,825 shares of common stock held by the Simon Family Trust and 2,000 shares of common stock held in Mr. Simon’s wife’s IRA account, of which shares Mr. Simon disclaims beneficial ownership.

(7)Includes 176,000 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.  Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

Significant Stockholders

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by certain persons known by IHC to beneficially own more than five percent of the outstanding shares of IHC common stock, based on 14,801,622 issued and outstanding shares of common stock as of March 31, 2018.

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

Name	Number of Shares	Percent of Class
Geneve Holdings, Inc. (1)	9,145,226	61.79%

(1)According to (i) information disclosed in Amendment No. 35 to Schedule 13D dated May 9, 2001 of Geneve Holdings, Inc. (“GHI”), a private diversified financial holding company.  GHI is a member of a group consisting of itself and certain of its affiliates that together hold the shares of common stock of IHC.  The address of GHI is 96 Cummings Point Road, Stamford, Connecticut 06902.

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

As a company listed on the New York Stock Exchange (“NYSE”), IHC uses the definition of independence prescribed in the NYSE Listed Company Manual (the “Manual”).  Each of Messrs. Kirkman, Tatum, Lahey and Simon met such independence requirements.  The Board has affirmatively determined that none of them had any material relationship described in Item 407(a) of Regulation S-K promulgated by the SEC with IHC at all applicable times during 2017.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Kirkman, Lahey and Tatum served on the Compensation Committee of the Board during fiscal year 2017.

Transactions with Management and Other Relationships

IHC and Geneve Holdings, Inc. (“GHI”), IHC’s controlling stockholder, operate under cost-sharing arrangements pursuant to which certain items are allocated between the two companies.  During 2017, IHC paid GHI (or accrued for payment thereto) approximately $455,000 under such arrangements, and paid or accrued an additional $113,000 for the first quarter of 2018.  Such cost-sharing arrangements include GHI’s providing IHC with the use of office space as IHC’s corporate headquarters for annual consideration of $160,000 in 2017.  The foregoing arrangement is subject to the annual review and approval of the Audit Committee, and IHC’s management believes that the terms thereof are no less favorable than could be obtained by IHC from unrelated parties on an arm’s-length basis.

On November 16, 2017, the Audit Committee approved the Company’s purchase of 25,000 shares of common stock of the Company held by Mr. David Kettig, President and a director of IHC, at a purchase price of $27.65 per share, as reported in the Form 4 filed with the SEC on November 17, 2017.

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

The Audit Committee has reviewed and approved each of the related-party transactions set forth above.  IHC is not aware of any transaction reportable under paragraph (a) of Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, in respect of 2017, that was not so reviewed and approved.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services that RSM US LLP (“RSM”) and KPMG LLP (“KPMG”) provided to IHC during 2017 and 2016:

	2017		2016
Audit fees (1)	$ 1,165,000	(2)	$ 1,763,000	(3)
Audit-related fees	-		-
Tax fees	-		-
All other fees (4)	21,000		21,000
Total	$ 1,186,000		$ 1,784,000

(1)Audit Fees.  Represents fees for professional services provided for the audit of IHC’s annual financial statements, the review of IHC’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)The audit fees for 2017 are based on initial engagement.

(3)As disclosed in the Company’s Form 8-K filed on September 16, 2016, IHC dismissed KPMG as its independent registered accounting firm and engaged RSM as its independent registered accounting firm.  Audit fees for 2016 listed above include $204,000 related to audit services provided by KPMG and $1,559,000 related to audit services provided by RSM.

(4)All other fees represent fees to RSM for the audit of the Company’s 401(k) plan.

The Audit Committee has determined that the provision of non-audit services by RSM is compatible with maintaining RSM’s independence.  Any such engagement of RSM to provide non-audit services to IHC must be pre-approved by the Audit Committee.

We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion (or incorporation by reference) of its audit report on the Company’s past financial statements incorporated by reference into our registration statement on Form S-8.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as exhibits to this Amendment:

Exhibit NumberDescription of Document

31.1Certification of Roy T.K. Thung

31.2Certification of Teresa A. Herbert

32.1Certification Roy T.K. Thung pursuant to 18 U.S.C. Section 1350

32.2Certification Teresa A. Herbert pursuant to 18 U.S.C. Section 1350

.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY

By:/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and Chief Financial Officer

April 30, 2018