Form 10-Q
period 2018-03-31
INDEPENDENCE HOLDING CO
filed 2018-05-10
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Class	Outstanding at May 3, 2018
Common stock, $ 1.00 par value	14,795,049 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	9,597	10,269
Fixed maturities, available-for-sale	443,190	441,912
Equity securities	6,019	6,120
Other investments	18,033	18,547
Total investments	476,889	476,898

Cash and cash equivalents	19,897	26,465
Due and unpaid premiums	32,013	21,950
Due from reinsurers	374,358	380,593
Goodwill	50,697	50,697
Other assets	86,387	84,020

TOTAL ASSETS	$1,040,241	$1,040,623

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$165,923	$168,683
Future policy benefits	212,174	214,766
Funds on deposit	143,802	143,537
Unearned premiums	15,678	6,666
Other policyholders' funds	10,314	10,402
Due to reinsurers	2,159	3,808
Accounts payable, accruals and other liabilities	53,629	56,453

TOTAL LIABILITIES	603,679	604,315

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	2,148	2,065

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 and 18,625,458 shares issued; and 14,801,622 and
14,890,285 shares outstanding	18,625	18,625
Paid-in capital	124,774	124,538
Accumulated other comprehensive loss	(8,985)	(4,598)
Treasury stock, at cost; 3,823,836 and 3,735,173 shares	(65,996)	(63,404)
Retained earnings	363,378	356,383

TOTAL IHC STOCKHOLDERS’ EQUITY	431,796	431,544
NONREDEEMABLE NONCONTROLLING INTERESTS	2,618	2,699

TOTAL EQUITY	434,414	434,243

TOTAL LIABILITIES AND EQUITY	$1,040,241	$1,040,623

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
REVENUES:
Premiums earned	$79,492	$62,941
Net investment income	3,186	3,911
Fee income	5,211	3,225
Other income	344	1,591
Net investment gains	71	172

	88,304	71,840
EXPENSES:
Insurance benefits, claims and reserves	35,907	32,211
Selling, general and administrative expenses	43,343	32,082

	79,250	64,293

Income before income taxes	9,054	7,547
Income taxes	2,006	2,538

Net income	7,048	5,009
(Income) from nonredeemable noncontrolling interests	(16)	(70)
(Income) from redeemable noncontrolling interests	(71)	(3)

NET INCOME ATTRIBUTABLE TO IHC	$6,961	$4,936

Basic income per common share	$0.47	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING	14,832	16,701

Diluted income per common share	$0.46	$0.29

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,074	16,978

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$7,048	$5,009
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(5,128)	3,981
Tax expense (benefit) on unrealized gains on available-for-sale securities	(1,091)	1,460
Unrealized gains (losses) on available-for-sale securities, net of taxes	(4,037)	2,521

Other comprehensive income (loss), net of tax	(4,037)	2,521

COMPREHENSIVE INCOME, NET OF TAX	3,011	7,530

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(87)	(73)
Other comprehensive income, net of tax, attributable to noncontrolling interests	-	-

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(87)	(73)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$2,924	$7,457

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

							NONREDEEMABLE
			ACCUMULATED				NON-
			OTHER	TREASURY		TOTAL IHC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT
DECEMBER 31, 2017	$18,625	$124,538	$(4,598)	$(63,404)	$356,383	$431,544	$2,699	$434,243

Cumulative effects of new
accounting principles			(350)		34	(316)	(97)	(413)
Net income					6,961	6,961	16	6,977
Other comprehensive
income, net of tax			(4,037)			(4,037)	-	(4,037)
Repurchases of common stock				(2,642)		(2,642)	-	(2,642)
Share-based compensation		236		50		286	-	286

BALANCE AT
MARCH 31, 2018	$18,625	$124,774	$(8,985)	$(65,996)	$363,378	$431,796	$2,618	$434,414

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$7,048	$5,009
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	40	91
Net investment gains	(71)	(172)
Equity (income) loss from equity method investments	495	(201)
Depreciation and amortization	602	299
Deferred tax expense (benefit)	(26)	889
Other	1,652	1,285
Changes in assets and liabilities:
Change in insurance liabilities	2,576	(59,880)
Change in amounts due from reinsurers	6,235	30,479
Change in claim fund balances	(44)	9,245
Change in current income tax liability	557	1,087
Change in due and unpaid premiums	(10,063)	17,474
Other operating activities	(5,585)	(5,666)

Net change in cash from operating activities	3,416	(61)

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net sales and maturities of short-term investments	-	6,099
Net sales of securities under resale agreements	672	10,741
Sales of fixed maturities	12,692	78,313
Maturities and other repayments of fixed maturities	4,630	4,132
Purchases of fixed maturities	(22,882)	(41,741)
Payments to acquire business, net of cash acquired	-	(12,287)
Other investing activities	(42)	(157)

Net change in cash from investing activities	(4,930)	45,100

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(2,768)	(14,402)
Withdrawals of investment-type insurance contracts	(388)	(433)
Dividends paid	(1,489)	(1,026)
Other financing activities	60	-

Net change in cash from financing activities	(4,585)	(15,861)

Net change in cash, cash equivalents and restricted cash	(6,099)	29,178
Cash, cash equivalents and restricted cash, beginning of year	32,197	23,718

Cash, cash equivalents and restricted cash, end of period	$26,098	$52,896

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.Organization, Consolidation, Basis of Presentation and Accounting Policies

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at March 31, 2018.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be anticipated for the entire year.

(C)   Reclassifications

Certain amounts in prior year’s consolidated financial statements and Notes thereto have been reclassified to conform to the 2018 presentation primarily as a result of new accounting principles adopted in the current year.

(D)   Revenue Recognition

Insurance premiums are recognized as revenue over the period insurance protection is provided. For additional information about our policies regarding the recognition of premium revenues, see Note 1 of the Notes to Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at March 31, 2018. Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material.

(E)   Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide clarity and reduce both (i) diversity in practice; and (ii) cost and complexity when accounting for a change in the terms or conditions of a share-based payment award. The amendments in this guidance will be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued guidance that clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The amendments in this guidance will be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued guidance requiring entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this guidance were applied retrospectively. The adoption of this guidance did not have a material effect on the Company’s Statements of Cash Flows and had no effect on the Company’s consolidated financial position or results of operations.

In October 2016, the FASB issued guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this guidance were applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the January 1, 2018. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued guidance that changes how certain cash receipts and cash payments are presented and classified in the cash flows statement. The Company has elected to classify distributions received from equity method investees using the cumulative earnings approach. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued guidance that eliminates the requirement to classify equity securities with readily determinable fair values as trading or available-for-sale. The guidance requires equity securities, other than those that result in consolidation or are accounted for under the equity method (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies), to be measured at fair value with changes in the fair value recognized through net income, simplifies the impairment assessment of equity securities without readily determinable fair values and requires changes in disclosure requirements. The amendments in this guidance were applied by means of a cumulative-effect adjustment of $340,000 credit to retained earnings as of January 1, 2018. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) will be applied prospectively to equity investments that existed as of January 1, 2018. The adoption of this guidance did not have a material effect on the Company’s Consolidated Balance Sheet or IHC’s stockholders’ equity.

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Substantially all of the Company’s revenue sources are excluded from the scope of the standard. For those revenue sources within the scope of the standard (included in the Fee income line of the Condensed Consolidated Statement of Income), there were no material changes in the timing or measurement of revenues. The amendments in this guidance were applied retrospectively with a cumulative effect adjustment on January 1, 2018, and as such, the Company recorded $552,000 of contract assets and $1,094,000 of deferred revenues, which are included on the Condensed Consolidated Balance Sheet in other assets and accounts payable, accruals and other liabilities. The overall net impact on retained earnings was a charge of $306,000, after the effects of taxes and noncontrolling interests.

Recently Issued Accounting Standards Not Yet Adopted

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

In January 2017, the FASB issued guidance to simplify the test for goodwill impairment by eliminating Step 2 in the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this guidance are effective for public business entities for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued guidance requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. An allowance for credit losses will be deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected with changes in the allowance recorded in earnings. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than the currently applied U.S. GAAP method of taking a permanent impairment of the security, which would be limited to the amount by which fair value is below the amortized cost. Certain existing requirements used to evaluate credit losses have been removed. For public entities that are SEC filers, the amendments in this guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The amendments in this guidance should be applied through a cumulative effect adjustment to retained earnings upon adoption as of the beginning of the first reporting period in which the guidance is effective. Management is evaluating the requirements and potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

Note 2.Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 242,000 and 277,000 shares for the three months ended March 31, 2018 and 2017, respectively.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	March 31,
	2018	2017

Cash and cash equivalents	$19,897	$51,160
Restricted cash included in other assets	6,201	1,736

Total cash, cash equivalents and restricted cash	$26,098	$52,896

Restricted cash includes insurance premiums collected from insureds that are pending remittance to insurance carriers and/or payment of insurance claims and commissions to third party administrators. These amounts are required to be set aside by contractual agreements with the insurance carriers and are included in other assets on the Condensed Consolidated Balance Sheets.

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	March 31, 2018
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$160,659	$106	$(5,244)	$155,521
CMOs – residential (1)	6,691	2	(327)	6,366
U.S. Government obligations	81,583	-	(808)	80,775
Agency MBS – residential (2)	11	-	-	11
GSEs (3)	9,812	-	(219)	9,593
States and political subdivisions	181,626	349	(5,203)	176,772
Foreign government obligations	4,179	-	(102)	4,077
Redeemable preferred stocks	10,006	180	(111)	10,075

Total fixed maturities	$454,567	$637	$(12,014)	$443,190

	December 31, 2017
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$148,996	$298	$(2,847)	$146,447
CMOs - residential (1)	6,857	-	(180)	6,677
U.S. Government obligations	85,510	-	(396)	85,114
Agency MBS - residential (2)	14	-	-	14
GSEs (3)	9,887	-	(205)	9,682
States and political subdivisions	182,664	598	(3,619)	179,643
Foreign government obligations	4,227	13	(90)	4,150
Redeemable preferred stocks	10,006	179	-	10,185

Total fixed maturities	$448,161	$1,088	$(7,337)	$441,912

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$38,884	$38,617
Due after one year through five years	159,599	156,585
Due after five years through ten years	138,694	135,032
Due after ten years	100,876	96,986
Fixed maturities with no single maturity date	16,514	15,970

	$454,567	$443,190

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	March 31, 2018

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$71,323	$1,933	$75,976	$3,311	$147,299	$5,244
CMOs - residential	48	-	6,318	327	6,366	327
U.S. Government obligations	71,743	454	9,032	354	80,775	808
GSEs	-	-	9,583	219	9,583	219
States and political subdivisions	69,540	1,363	84,881	3,840	154,421	5,203
Foreign government obligations	1,168	3	2,909	99	4,077	102
Redeemable preferred stocks	5,859	111	-	-	5,859	111

Fixed maturities in an
unrealized loss position	$219,681	$3,864	$188,699	$8,150	$408,380	$12,014

Number of fixed maturities in an
unrealized loss position	79		86		165

	December 31, 2017

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$85,642	$1,250	$44,640	$1,597	$130,282	$2,847
CMOs - residential	1,381	45	5,237	135	6,618	180
U.S. Government obligations	75,811	198	9,302	198	85,113	396
GSEs	-	-	9,669	205	9,669	205
States and political subdivisions	83,682	1,348	66,617	2,271	150,299	3,619
Foreign government obligations	2,959	90	-	-	2,959	90

Fixed maturities in an
unrealized loss position	$249,475	$2,931	$135,465	$4,406	$384,940	$7,337

Number of fixed maturities in an
unrealized loss position	60		76		136

Substantially all of the unrealized losses on fixed maturities available-for-sale at March 31, 2018 and December 31, 2017 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Net investment gains are as follows for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Realized gains (losses):
Fixed maturities available-for-sale	$171	$197
Equity securities	-	-

Total realized gains on debt and equity securities	171	197
Unrealized gains (losses) on equity securities	(100)	(25)

Gains (losses) on debt and equity securities	71	172
Gains (losses) on other investments	-	-

Net investment gains (losses)	$71	$172

For the three months ended March 31, 2018 and 2017, the Company realized gross gains of $246,000 and $973,000, respectively, and gross losses of $75,000 and $776,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1F(iv) to the Consolidated Financial Statements in the 2017 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale. The Company did not recognize any other-than-temporary impairments on fixed maturities available-for-sale securities in the first three months of 2018 or 2017.

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

Fixed maturities available-for-sale:

Fixed maturities available-for-sale included in Level 2 are comprised of our portfolio of government securities, agency mortgage-backed securities, corporate fixed income securities, foreign government obligations, collateralized mortgage obligations, municipals and GSEs that were priced with observable market inputs. Level 3 debt securities consist of municipal tax credit strips.  The valuation method used to determine the fair value of municipal tax credit strips is the present value of the remaining future tax credits (at the original issue discount rate) as presented in the redemption tables in the Municipal Prospectuses.   This original issue discount is accreted into income on a constant yield basis over the term of the debt instrument. Further, we retain independent pricing vendors to assist in valuing certain instruments.

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$155,521	$-	$155,521
CMOs - residential	-	6,366	-	6,366
US Government obligations	-	80,775	-	80,775
Agency MBS - residential	-	11	-	11
GSEs	-	9,593	-	9,593
States and political subdivisions	-	174,936	1,836	176,772
Foreign government obligations	-	4,077	-	4,077
Redeemable preferred stocks	10,075	-	-	10,075
Total fixed maturities	10,075	431,279	1,836	443,190

Equity securities:
Common stocks	4,971	-	-	4,971
Nonredeemable preferred stocks	1,048	-	-	1,048
Total equity securities	6,019	-	-	6,019

Total Financial Assets	$16,094	$431,279	$1,836	$449,209

	December 31, 2017
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$146,447	$-	$146,447
CMOs - residential	-	6,677	-	6,677
US Government obligations	-	85,114	-	85,114
Agency MBS - residential	-	14	-	14
GSEs	-	9,682	-	9,682
States and political subdivisions	-	177,767	1,876	179,643
Foreign government obligations	-	4,150	-	4,150
Redeemable preferred stocks	10,185	-	-	10,185
Total fixed maturities	10,185	429,851	1,876	441,912

Equity securities:
Common stocks	2,490	-	-	2,490
Nonredeemable preferred stocks	3,630	-	-	3,630
Total equity securities	6,120	-	-	6,120

Total Financial Assets	$16,305	$429,851	$1,876	$448,032

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. The Company did not transfer any securities between Level 1, Level 2 or Level 3 in either 2018 or 2017.

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018		2017
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,876	$1,876	$2,033	$2,033

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(7)	(7)	(9)	(9)

Repayments and amortization of
fixed maturities	(33)	(33)	(29)	(29)
Sales	-	-	-	-

Balance at end of period	$1,836	$1,836	$1,995	$1,995

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	March 31, 2018			December 31, 2017
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$50	$-	$50	$50	$-	$50

FINANCIAL LIABILITIES:
Funds on deposit	$-	$143,954	$143,802	$-	$143,702	$143,537

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

Note 6.Other Investments, Including Variable Interest Entities

Included in other investments is our investment in Ebix Health Exchange which administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange is $7,672,000 and $8,188,000 at March 31, 2018 and December 31, 2017, respectively, and the Company recorded $(516,000) and $(96,000), respectively, of equity income (loss) from its investment for the three months ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, the Company’s Consolidated Balance Sheets include $1,928,000 and $1,859,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $1,559,000 and $1,139,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively.  For the three months ended March 31, 2018, and 2017, the Company’s Consolidated Statements of Income include $2,547,000 and $2,368,000, respectively, of administrative fee expenses to Ebix Health Exchange, which are included in selling, general and administrative expenses.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $3,981,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of March 31, 2018.

Note 7.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $50,697,000 at both March 31, 2018 and December 31, 2017.

The Company has net other intangible assets of $14,308,000 and $14,669,000 at March 31, 2018 and December 31, 2017, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	March 31, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$17,253	$12,450	$17,253	$12,140
Domain	1,000	150	1,000	125
Software systems	780	102	780	76
Total finite-lived	$19,033	$12,702	$19,033	$12,341

	March 31,	December 31,
	2018	2017
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Amortization expense is $361,000 and $154,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 8.Income Taxes

The provisions for income taxes shown in the Condensed Consolidated Statements of Income were computed by applying the effective tax rate expected to be applicable for the reporting periods. In 2017, President Trump enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the Federal corporate income tax rate to 21%. As a result of IHC’s June 30 fiscal tax year, the Tax Act subjects IHC to a blended tax rate of 28% for its fiscal tax year ended June 30, 2018. Other differences between the Federal statutory income tax rate and the Company’s effective income tax rate are principally from the dividends received deduction and tax exempt interest income, state and local income taxes, and compensation related tax provisions.

Note 9.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated IBNR reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2018	2017

Balance at beginning of year	$168,683	$219,113
Less: reinsurance recoverable	42,136	88,853
Net balance at beginning of year	126,547	130,260

Amount incurred, related to:
Current year	42,761	38,882
Prior years	(5,659)	(5,756)

Total incurred	37,102	33,126

Amount paid, related to:
Current year	10,527	7,258
Prior years	26,690	30,081

Total paid	37,217	37,339

Net balance at end of year	126,432	126,047
Plus: reinsurance recoverable	39,491	56,245
Balance at end of year	$165,923	$182,292

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $5,659,000 in 2018 related to prior years consists of favorable developments of $3,778,000 in the Specialty Health reserves, $1,612,000 in the group disability reserves and $112,000 in the other individual life, annuities and other reserves, and $157,000 in Medical Stop-Loss reserves. Specialty Health had net favorable development primarily from: (i) the release of reserves due to emerging favorable experience on hospital indemnity plan business written in 2017 on increased sales volume of this product; (ii) short term medical business as inventory levels came down this past quarter and paid claim activity was below the levels anticipated; and, (iii) the reinsured international line in run out, which experienced favorable development during the quarter as reported by the carrier. The overall net favorable development of $5,756,000 in 2017 related to prior years primarily consists of favorable developments of $1,636,000 in the Specialty Health reserves, $2,896,000 in the group disability reserves, and $2,048,000 in the other individual life, annuities and other reserves, partially offset by an unfavorable development of $824,000 in Medical Stop-Loss reserves.

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

	Specialty Health Segment
	Health Insurance Claims
	Three Months Ended
	March 31,
	2018	2017

Balance at beginning of year	$32,904	$27,183
Less: reinsurance recoverable	762	1,179
Net balance at beginning of year	32,142	26,004

Amount incurred, related to:
Current year	14,472	11,776
Prior years	(2,584)	(1,200)

Total incurred	11,888	10,576

Amount paid, related to:
Current year	1,420	153
Prior years	10,170	10,338

Total paid	11,590	10,491

Net balance at end of year	32,440	26,089
Plus: reinsurance recoverable	698	427
Balance at end of year	$33,138	$26,516

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims is $32,440,000 at March 31, 2018.

Note 10.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities. In 2018, investment securities available-for-sale consist of only fixed maturities. Prior to January 1, 2018, the Company classified certain equity securities as available-for-sale. Changes to the fair value of those equity securities classified as available-for-sale were recorded in other comprehensive income (loss) for the corresponding periods in 2017 and prior. Upon the adoption of new accounting guidance on January 1, 2018, the Company: (i) recorded a cumulative-effect adjustment to reclassify the existing amounts reported in accumulated other comprehensive income on that date for equity securities previously classified as available-for-sale, to retained earnings; and (ii) recorded the subsequent changes in the fair value of those equity securities in net income.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Beginning balance	$(4,598)	$(6,964)

Cumulative-effect of new accounting principles	(350)	-

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(3,901)	2,669
Amounts reclassified from accumulated OCI	(136)	(148)
Net other comprehensive income	(4,037)	2,521

Ending balance	$(8,985)	$(4,443)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains	$171	$197

Income before income tax	171	197
Tax effect	35	49

Net income	$136	$148

Note 11.Share-Based Compensation

Under the terms of IHC’s share-based compensation plans: (i) the exercise price of an option may not be less than the fair market value of an IHC share on the grant date, and the terms of an option may not exceed 10 years from the grant date; and (ii) the exercise price of a SAR may not be less than the fair market value of an IHC share on the grant date and SAR terms may not exceed 10 years from the date of grant.

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

At March 31, 2018, there were 846,300 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of

Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
IHC’s Share-based Compensation Plan:
Stock options	$180	$35
Restricted stock units	46	31
SARs	86	(65)

Share-based compensation expense, pre-tax	312	1
Tax benefits	104	-

Share-based compensation expense, net	$208	$1

Stock Options

The IHC’s stock option activity during 2018 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2017	692,380	$16.62
Granted	13,000	31.30
Exercised	(6,600)	9.09
March 31, 2018	698,780	$16.96

The weighted average grant date fair value of options granted during the three months ended March 31, 2018 was $9.77. No options were granted in the comparable period of 2017. The assumptions set forth in the table below were used to value the stock options granted during the period indicated:

2018

Weighted-average risk-free interest rate	2.64%
Expected annual dividend rate per share	0.95%
Expected volatility factor of the Company's common stock	35.80%
Weighted-average expected term of options	4.5 years

In 2018, IHC received $60,000 in cash from the exercise of stock options with an aggregate intrinsic value of $119,000 and recognized $21,000 of tax benefits.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	March 31, 2018
	Outstanding	Exercisable

Number of options	698,780	382,113
Weighted average exercise price per share	$16.96	$10.58
Aggregate intrinsic value for all options (in thousands)	$13,057	$9,580
Weighted average contractual term remaining	2.6 years	1.1 years

At March 31, 2018, the total unrecognized compensation cost related to IHC’s non-vested stock options was $1,851,000 and it is expected to be recognized as compensation expense over a weighted average period of 2.2 years.

Restricted Stock

At both March 31, 2018 and December 31, 2017, there were 18,975 unvested restricted stock units outstanding with a weighted average grant-date fair value of $22.91 per share.

At March 31, 2018, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $352,000 and is expected to be recognized as compensation expense over a weighted average period of 2.0 years.

SARs

IHC had 64,900 SAR awards outstanding at both March 31, 2018 and December 31, 2017 with corresponding liabilities of $108,000 and $22,000 for those periods, respectively, that are included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

Note 12.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $611,000 and $222,000 during the three months ended March 31, 2018 and 2017.

Note 13.Contingencies

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants. The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  Defendants believe these claims to be without merit.  Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas and are currently engaged in discovery.  Arbitration is set for the third quarter of 2018.

Note 14.Segment Reporting

The Insurance Group principally engages in the life and health insurance business. Interest expense, taxes, and general expenses associated with parent company activities are included in Corporate. Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves and liabilities of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, fixed maturities, equity securities, partnership interests and certain other investments. Effective January 1, 2018, Standard Security Life began selling a new rider (“Paid Family Leave” or “PFL”) as part of our New York short-term disability (“DBL”) policies.

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Specialty Health	$50,764	$42,217
Group disability, life, DBL and PFL	36,459	26,406
Individual life, annuities and other (A)	467	530
Medical Stop-Loss (A)	32	1,859
Corporate	511	656
	88,233	71,668
Net investment gains	71	172
Total revenues	$88,304	$71,840

Income before income taxes
Specialty Health (B)	$5,469	$2,643
Group disability, life, DBL and PFL	5,946	5,482
Individual life, annuities and other (A) (C)	(168)	(230)
Medical Stop-Loss (A)	114	825
Corporate	(2,378)	(1,345)
	8,983	7,375
Net investment gains	71	172

Income before income taxes	$9,054	$7,547

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Specialty Health segment includes amortization of intangible assets. Total amortization expense was $361,000 and $154,000 for the three months ended March 31, 2018 and 2017, respectively.

(C)For the three months ended March 31, 2018 and 2017, the Individual life, annuities and other segment includes $237,000 and $284,000 of amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to specialty health, disability, New York short-term disability (“DBL”) and Paid Family Leave (“PFL”), mortality rates with respect to life insurance, and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. Management has always focused on managing the costs of its operations.

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Revenues	$88,304	$71,840
Expenses	79,250	64,293

Income before income taxes	9,054	7,547
Income taxes	2,006	2,538

Net income	7,048	5,009

(Income) from noncontrolling interests	(87)	(73)

Net income attributable to IHC	$6,961	$4,936

•Income from operations of $.46 per share, diluted, for the three months ended March 31, 2018 compared to $.29 per share, diluted, for the same period in 2017.

•Consolidated investment yields (on an annualized basis) of 2.5% for the three months ended March 31, 2018 compared to 2.9% for the comparable period in 2017;

•Book value of $29.17 per common share at March 31, 2018 compared to $28.98 at December 31, 2017.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $5.5 million of income before taxes for the three months ended March 31, 2018 as compared to $2.6 million for the comparable period in 2017;

oPremiums earned increased $6.9 million for the three months ended March 31, 2018 over the comparable period in 2017. Fixed indemnity limited benefit premiums increased $14.5 million as a result of growing demand and new significant distribution relationships, partially offset by shorter duration in short term medical business due to a regulatory change in 2017 and reduced premiums in occupational accident and other lines of business in run-off.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Premiums Earned	$44,856	$37,982
Insurance Benefits, Claims & Reserves	15,902	18,078
Expenses	24,337	18,673

Loss Ratio (A)	35.5%	47.6%
Expense Ratio (B)	54.3%	49.2%
Combined Ratio (C)	89.8%	96.8%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oAlthough the loss ratio in 2018 was lower than in 2017, the expense ratio is higher in 2018 because of changes in the mix of products within the Specialty Health segment.

•Income before taxes from the Group disability, life, DBL and PFL segment increased $.5 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase in the first-quarter results primarily reflects the new Paid Family Leave or “PFL” rider on New York DBL policies and lower claims in the LTD line of business in the first quarter of 2018, partially offset by higher claims in the DBL business and by higher commissions and profit sharing expenses on the LTD line of business;

•The Individual life, annuities and other segment reported losses before income taxes of $.2 million in both the three months ended March 31, 2018 and 2017.

•The Medical Stop-Loss segment reported income before taxes of $.1 million for the three months ended March 31, 2018 as compared to $.8 million for the comparable period in 2017. Amounts recorded for investment income, and benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the remaining blocks of medical stop-loss business in run-off;

•Losses before tax from the Corporate segment increased $1.1 million in the three months ended March 31, 2018 over the same period of 2017 primarily due to changes in compensation and related expenses; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
Gross Direct and Assumed
Earned Premiums:	2018	2017

Specialty Health	$45,393	$39,879
Group disability, life, DBL and PFL	42,600	32,020
Individual life, annuities and other	6,257	6,998
Medical Stop-Loss	-	7,558

	$94,250	$86,455

	Three Months Ended
	March 31,
Net Direct and Assumed
Earned Premiums:	2018	2017

Specialty Health	$44,856	$37,982
Group disability, life, DBL and PFL	34,624	24,691
Individual life, annuities and other	12	15
Medical Stop-Loss	-	253

	$79,492	$62,941

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  During the three months ended March 31, 2018, there were no additions to or changes in the critical accounting policies disclosed in the 2017 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2018	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$44,856	608	5,300	15,902	29,393	$5,469
Group disability,
life, DBL and PFL	34,624	1,674	161	20,095	10,418	5,946
Individual life,
annuities and other	12	361	94	228	407	(168)
Medical Stop-Loss	-	32	-	(318)	236	114
Corporate	-	511	-	-	2,889	(2,378)
Sub total	$79,492	$3,186	$5,555	$35,907	$43,343	8,983

Net investment gains						71
Income before income taxes						9,054
Income taxes						2,006
Net Income						$7,048

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2017	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$37,982	920	3,315	18,078	21,496	$2,643
Group disability,
life, DBL and PFL	24,691	1,564	151	12,838	8,086	5,482
Individual life,
annuities and other	15	408	107	242	518	(230)
Medical Stop-Loss	253	363	1,243	1,053	(19)	825
Corporate	-	656	-	-	2,001	(1,345)
Sub total	$62,941	$3,911	$4,816	$32,211	$32,082	7,375

Net investment gains						172
Income before income taxes						7,547
Income taxes						2,538
Net Income						$5,009

Premiums Earned

In the first quarter of 2018, premiums earned increased $16.6 million over the comparable period of 2017. The increase is primarily due to: (i) an increase of $6.9 million in the Specialty Health segment principally as a result of a $14.5 million increase in premiums from the fixed indemnity limited benefit line as a result of higher demand and new distributions relationships and a $1.8 million increase in the group gap line of business, partially offset by decreases of $4.3 million in the short term medical line of business, $.4 million in the dental line of business and reduced premiums of $2.7 million in occupational accident and $2.0 million in the international medical business premiums both due to run-off; and (ii) a $9.9 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily due to $11.1 million in premiums from the new PFL rider on DBL policies, partially offset by a decrease of $1.1 million in DBL premiums; and (iii) a decrease of $.2 million in the Medical Stop Loss segment as a result of the exit from this line of business.

Net Investment Income

Total net investment income decreased $.7 million. The overall annualized investment yields were 2.5% and 2.9% in the first quarter of 2018 and 2017, respectively. The overall decrease is primarily due to a decrease in partnership returns.

The annualized investment yields on bonds, equities and short-term investments were 3.1% in the first quarters of both 2018 and 2017. IHC has approximately $168.8 million in highly rated shorter duration securities earning on average 1.9%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Investment Gains

The Company had net investment gains of $.1 million in 2018 compared to $.2 million in 2017. These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $2.0 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017 primarily due to increased fee income from the Specialty Health segment, including Pet Partners which was acquired in late March of 2017.

Other income was flat in the first quarter of 2018 compared to the same period in 2017.

Insurance Benefits, Claims and Reserves

In the first quarter of 2018, insurance benefits, claims and reserves increased $3.7 million over the comparable period in 2017. The increase is primarily attributable to: (i) an increase of $7.3 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment, primarily due to reserves associated with the new PFL rider; partially offset by (ii) a decrease of $1.4 million in the Medical Stop Loss segment as a result of improved experience on the medical stop-loss business run-off; and (iii) a decrease of $2.2 million in the Specialty Health segment, as a result of a decrease of $3.3 million in the short term medical line of business due to decreased premium volume and lower loss ratios, a decrease in benefits, claims and reserves related to the run-off of certain occupational accident  and international lines of business of $1.6 million each, respectively, and a decrease of $.8 million in the dental line due to lower premiums and improved loss ratios; partially offset by increases of $4.3 million in the fixed indemnity limited benefits and $1.1 million in the group gap lines of business  due to increased premium volume.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $11.2 million over the comparable period in 2017. The increase is primarily attributable to: (i) an increase of $7.9 million in the Specialty Health line of business due to an increase in administrative and commission expenses related  to increased premium volume in fixed indemnity limited benefit and group gap lines of business and agency expenses from PetPartners with no comparable expenses in 2017, partially offset by a decrease in commissions and administrative fees in the short term medical line on lower premium volume and in certain occupational accident and international lines of business in run-off; (ii) an increase of $2.3 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and premium taxes on PFL, DBL and LTD lines of business; and (iii) an increase of $.9 million in the Corporate segment largely due to changes in compensation and related expenses.

Income Taxes

The effective tax rate for the three months ended March 31, 2018 was 22.2% compared to 33.6% for the three months ended 2017. The lower tax rate is primarily due to the reduction in the federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Act.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the three months ended March 31, 2018 or 2017.

Cash Flows

The Company had $26.1 million and $32.2 million of cash, cash equivalents and restricted cash as of March 31, 2018 and December 31, 2017, respectively.

For the three months ended March 31, 2018, investment activities utilized $4.9 million of cash, primarily the result of purchases of investment securities. Financing activities utilized $4.6 million of cash, of which $2.8 million was utilized for treasury share purchases and $1.5 million for dividend payments.

The Company had $378.1 million of liabilities for future policy benefits and policy benefits and claims as of March 31, 2018 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2018, cash received from the maturities and other repayments of fixed maturities was $4.6 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $374.4 million at March 31, 2018 compared to $380.6 million at December 31, 2017. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2018.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	March 31,	December 31,
	2018	2017

Specialty Health	$48,804	$53,531
Group Disability	106,925	103,948
Individual A&H and Other	8,609	8,650
Medical Stop-Loss	1,585	2,554

	$165,923	$168,683

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

The Company’s disability business is comprised of group disability, DBL and PFL.  The two “primary” assumptions on which disability policy benefits and claims are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, the Company would increase reserves because there would be more new claims than expected.  In regard to the assumed recovery rate, if disabled lives recover more quickly than anticipated then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased. Advancements in medical treatments could affect future recovery, termination, and mortality rates. The Company does not believe that reasonably likely changes in its “primary” assumptions would have a material effect on the Company’s financial condition, results of operations, or liquidity.

The $.3 million increase in IHC’s stockholders' equity in the first three months of 2018 is primarily due to $7.0 million of net income attributable to IHC reduced by $4.0 million of other comprehensive income attributable to IHC and by $2.6 million of treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on fixed maturities available-for-sale securities totaled $12.0 million at March 31, 2018, 100% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at March 31, 2018.

The Company reviews its investments regularly and monitors its investments continually for impairments. There were no securities with fair values less than 80% of their amortized cost at March 31, 2018 and the Company did not record any other-than-temporary impairment losses in the three months ended March 31, 2018 or 2017.

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2018. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of March 31, 2018, is not materially different from that reported in the schedule of such obligations at December 31, 2017 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For the remainder of 2018, the Company anticipates that it will:

•Continue to show significant increases in specialty health premiums (including STM, hospital indemnity, group limited medical and group gap and other supplemental health products, such as accident medical, gap and critical illness (“CI”) products).  Given the extremely high cost and high deductible nature of ACA-compliant plans, IHC has found an increasing demand for its STM, hospital indemnity, accident and CI plans as either an alternative to ACA-compliant plans or as an affordable way for insureds to finance high deductibles and co-pays. We have found that consumers who do not receive significant subsidies for ACA-compliant plans are worried about how they will pay deductibles and co-pays in the event they are hospitalized. These consumers are attracted to hospital indemnity, accident and CI products.  Consumers who are looking for coverage that also covers out-patient services are typically more interested in purchasing STM plans, and they often combine STM with one or more of our HIP and/or gap plans.  IHC continued to sell record numbers of STM policies in 2017 despite the federal government imposing a restriction on duration of these policies to 90 days.  In February 2018, three federal agencies issued a proposed rule that would reverse such executive order and return to the states the ability to determine the duration of STM in each state.  The comment period has now closed, and assuming the rule is enacted largely as proposed, the Company believes the demand for STM will increase.

•In response to the increasing demand for STM, the Company has launched several new products.  First, we have developed benefit packages (which combine STM with other benefits such as hospital indemnity, accident and critical illness, telemedicine and dental plans).  In addition, we have recently introduced Connect Plus, which provides coverage for certain pre-existing conditions for those otherwise eligible for this first-of-its-kind STM policy.  We believe both of these innovative products will become much more attractive once the duration of our STM products is increased to 364 days, subject to state law. In anticipation of this growth we have begun to make material enhancements to our systems and infrastructure. For all the preceding reasons, we believe that we will continue the solid sales growth we experienced in 2017.

•Continue to increase IHC’s emphasis on lead generation for our direct-to-consumer and career advisor distribution initiatives through hiring additional management experienced in organic and acquired lead generation.  We are striving to maximize organic leads through our own domains: PetPlace.com, akcpetinsurance, AspiraAmas and HealthInsurance.org.

•Expand our call centers by adding a location in Minneapolis as well as refocusing on recruiting more career agents. We have improved the “front-end” of HealtheDeals.com, our direct-to-consumer website, and have made material enhancements to our search engine optimization, which has already resulted in a measurable increase in traffic and in sales.

•Expand sales of our specialty health products as a result of private-label and white-label distribution arrangements with large national partners and our equity investments in two call center agencies and a worksite marketing company.

•Continue to diversify the distribution and administration of our pet insurance as a result of the acquisition of Pet Partners Inc. and several new distribution relationships that we expect will begin selling our products in late 2018.

•Effective January 1, 2018, Standard Security Life began selling a new rider (“Paid Family Leave” or “PFL”) as part of our New York DBL policies.  This is a result of New York State requiring employers to provide PFL, which would cover job-protected paid leave to care for a new child or sick family member or to assist when someone is called to active military service.  Standard Security Life anticipates that the implementation of this coverage will more than double our current $30 million DBL block. The rates for

PFL are set by New York State. As this is a new product, with no historical experience, there is no certainty as to the adequacy of the rate and therefore underwriting profitability.

•Experience increases in both long-term and short-term disability premiums in 2018 generated from new distribution relationships.

•Continue to evaluate strategic transactions. We plan to deploy some of our cash to make additional investments and acquisitions that will bolster existing or new lines of business.

•Continue to focus on administrative efficiencies.

Subject to making additional repurchases, acquisitions and investments, the Company will remain highly liquid in 2018 as a result of the continuing shorter duration of the portfolio. IHC has approximately $168.8 million in highly rated shorter duration securities earning on average 1.9%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

Our results depend on the adequacy of our product pricing, our underwriting, the accuracy of our reserving methodology, returns on our invested assets, and our ability to manage expenses.  We will also need to be diligent with increased rate review scrutiny to effect timely rate changes and will need to stay focused on the management of medical cost drivers in the event medical trend levels cause margin pressures.  Factors affecting these items, as well as unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2018 given a 100 to 200 basis point rise or decline in interest rates was not materially different than the expected change at December 31, 2017 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and procedures

IHC’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) supervised and participated in IHC’s evaluation of its disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in IHC’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, IHC’S CEO and CFO concluded that IHC’s disclosure controls and procedures were effective.

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  Defendants believe these claims to be without merit.  Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas and are currently engaged in discovery.  Arbitration is set for the third quarter of 2018.

ITEM 1A.   RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 in Item 1A to Part 1 of Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of March 31, 2018, 1,895,795 shares were still authorized to be repurchased.

Share repurchases during the first quarter of 2018 are summarized as follows:

2018
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	50,258	$27.45	1,940,800
February	35,668	$27.68	1,905,132
March	9,337	$29.48	1,895,795

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

10.4  Officer Employment Agreement, made as of May 11, 2011, by and between Independence Holding Company and Mr. Roy T.K. Thung (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed with the SEC on May 12, 2011, and incorporated herein by reference).

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:May 10, 2018

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Teresa A. Herbert                                    Date:May 10, 2018

            Teresa A. Herbert

Senior Vice President and

    Chief Financial Officer