Form 10-Q
period 2018-06-30
INDEPENDENCE HOLDING CO
filed 2018-08-09
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018.

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Class	Outstanding at August 3, 2018
Common stock, $ 1.00 par value	14,788,559 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$50
Securities purchased under agreements to resell	8,642	10,269
Fixed maturities, available-for-sale	440,077	441,912
Equity securities	5,262	6,120
Other investments	17,729	18,547
Total investments	471,760	476,898

Cash and cash equivalents	21,252	26,465
Due and unpaid premiums	25,615	21,950
Due from reinsurers	374,316	380,593
Goodwill	50,697	50,697
Other assets	86,251	84,020

TOTAL ASSETS	$1,029,891	$1,040,623

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$159,678	$168,683
Future policy benefits	210,592	214,766
Funds on deposit	142,564	143,537
Unearned premiums	12,579	6,666
Other policyholders' funds	10,959	10,402
Due to reinsurers	3,812	3,808
Accounts payable, accruals and other liabilities	51,002	56,453

TOTAL LIABILITIES	591,186	604,315

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	2,209	2,065

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 and 18,625,458 shares issued; and 14,794,730 and
14,890,285 shares outstanding	18,625	18,625
Paid-in capital	125,018	124,538
Accumulated other comprehensive loss	(11,237)	(4,598)
Treasury stock, at cost; 3,830,728 and 3,735,173 shares	(66,440)	(63,404)
Retained earnings	367,913	356,383

TOTAL IHC STOCKHOLDERS’ EQUITY	433,879	431,544
NONREDEEMABLE NONCONTROLLING INTERESTS	2,617	2,699

TOTAL EQUITY	436,496	434,243

TOTAL LIABILITIES AND EQUITY	$1,029,891	$1,040,623

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES:
Premiums earned	$77,334	$71,927	$156,826	$134,868
Net investment income	3,417	4,100	6,603	8,011
Fee income	4,585	5,697	9,796	8,922
Other income (loss)	(25)	413	319	2,004
Net investment gains (losses)	(423)	100	(352)	272

	84,888	82,237	173,192	154,077
EXPENSES:
Insurance benefits, claims and reserves	33,701	37,324	69,608	69,535
Selling, general and administrative expenses	41,693	40,985	85,036	73,067

	75,394	78,309	154,644	142,602

Income before income taxes	9,494	3,928	18,548	11,475
Income taxes (benefits)	2,652	(10,379)	4,658	(7,841)

Net income	6,842	14,307	13,890	19,316
(Income) loss from nonredeemable noncontrolling interests	(24)	26	(40)	(36)
(Income) from redeemable noncontrolling interests	(61)	(2)	(132)	(13)

NET INCOME ATTRIBUTABLE TO IHC	$6,757	$14,331	$13,718	$19,267

Basic income per common share	$0.46	$0.88	$0.93	$1.17

WEIGHTED AVERAGE SHARES OUTSTANDING	14,799	16,349	14,815	16,524

Diluted income per common share	$0.45	$0.86	$0.91	$1.15

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,128	16,628	15,101	16,802

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$6,842	$14,307	$13,890	$19,316
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(2,855)	2,988	(7,983)	6,969
Tax expense (benefit) on unrealized gains on available-for-sale securities	(603)	1,049	(1,694)	2,509
Unrealized gains (losses) on available-for-sale securities, net of taxes	(2,252)	1,939	(6,289)	4,460

Other comprehensive income (loss), net of tax	(2,252)	1,939	(6,289)	4,460

COMPREHENSIVE INCOME, NET OF TAX	4,590	16,246	7,601	23,776

Comprehensive (income) loss, net of tax, attributable to
noncontrolling interests:
(Income) loss from noncontrolling interests in subsidiaries	(85)	24	(172)	(49)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	-	-	-	-

COMPREHENSIVE (INCOME) LOSS, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(85)	24	(172)	(49)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$4,505	$16,270	$7,429	$23,727

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

			ACCUMULATED				NONREDEEMABLE
			OTHER	TREASURY		TOTAL IHC	NON-
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	CONTROLLING	TOTAL
	STOCK	CAPITAL	LOSS	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2017	$18,625	$124,538	$(4,598)	$(63,404)	$356,383	$431,544	$2,699	$434,243

Cumulative effects of new
accounting principles			(350)		34	(316)	(97)	(413)
Net income					13,718	13,718	40	13,758
Other comprehensive
income (loss), net of tax			(6,289)			(6,289)	-	(6,289)
Repurchases of common stock				(3,147)		(3,147)	-	(3,147)
Common stock dividend ( $0.15 per share)					(2,222)	(2,222)	-	(2,222)
Distributions to noncontrolling interests						-	(25)	(25)
Share-based compensation		480		111		591	-	591

BALANCE AT
JUNE 30, 2018	$18,625	$125,018	$(11,237)	$(66,440)	$367,913	$433,879	$2,617	$436,496

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$13,890	$19,316
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	271	177
Net investment (gains) losses	352	(272)
Equity (income) loss from equity method investments	765	(679)
Depreciation and amortization	1,271	841
Deferred tax expense	855	2,079
Other	3,119	3,167
Changes in assets and liabilities:
Change in insurance liabilities	(6,954)	(66,013)
Change in amounts due from reinsurers	6,277	44,506
Change in claim fund balances	411	7,743
Change in current income tax liability	1,573	(10,756)
Change in due and unpaid premiums	(3,665)	9,066
Other operating activities	(11,729)	(4,491)

Net change in cash from operating activities	6,436	4,684

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net sales and maturities of short-term investments	-	6,849
Net sales of securities under resale agreements	1,627	14,483
Sales of equity securities	698	-
Sales of fixed maturities	42,217	129,327
Maturities and other repayments of fixed maturities	8,727	8,651
Purchases of fixed maturities	(57,525)	(112,733)
Payments to acquire business, net of cash acquired	-	(12,324)
Distributions from other investments	-	5,246
Purchases of other investments	-	(602)
Other investing activities	(502)	434

Net change in cash from investing activities	(4,758)	39,331

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(3,056)	(42,105)
Withdrawals of investment-type insurance contracts	(725)	(972)
Dividends paid	(3,710)	(1,027)
Other financing activities	109	(25)

Net change in cash from financing activities	(7,382)	(44,129)

Net change in cash, cash equivalents and restricted cash	(5,704)	(114)
Cash, cash equivalents and restricted cash, beginning of year	32,197	23,718

Cash, cash equivalents and restricted cash, end of period	$26,493	$23,604

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at June 30, 2018.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2018 are not necessarily indicative of the results to be anticipated for the entire year.

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

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at June 30, 2018. Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material.

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

Recently Issued Accounting Standards Not Yet Adopted

In July 2018, the FASB issued guidance to simplify several aspects of accounting for nonemployee share-based compensation. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued guidance that requires lessees to recognize the assets and liabilities that arise from leases, including operating leases, on the statement of financial position. The amendments in this guidance are effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued additional guidance that allows entities the option to either recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption or to use a modified retrospective approach. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2.Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 329,000 and 286,000 shares for the three and six months ended June 30, 2018, respectively, and 279,000 and 278,000 shares for the three months and six months ended June 30, 2017.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	June 30,
	2018	2017

Cash and cash equivalents	$21,252	$22,070
Restricted cash included in other assets	5,241	1,534

Total cash, cash equivalents and restricted cash	$26,493	$23,604

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	June 30, 2018
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$188,640	$12	$(6,688)	$181,964
CMOs – residential (1)	6,464	-	(337)	6,127
U.S. Government obligations	56,158	-	(706)	55,452
Agency MBS – residential (2)	8	-	-	8
GSEs (3)	9,673	-	(238)	9,435
States and political subdivisions	179,230	170	(6,373)	173,027
Foreign government obligations	4,130	-	(103)	4,027
Redeemable preferred stocks	10,006	142	(111)	10,037

Total fixed maturities	$454,309	$324	$(14,556)	$440,077

	December 31, 2017
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$148,996	$298	$(2,847)	$146,447
CMOs - residential (1)	6,857	-	(180)	6,677
U.S. Government obligations	85,510	-	(396)	85,114
Agency MBS - residential (2)	14	-	-	14
GSEs (3)	9,887	-	(205)	9,682
States and political subdivisions	182,664	598	(3,619)	179,643
Foreign government obligations	4,227	13	(90)	4,150
Redeemable preferred stocks	10,006	179	-	10,185

Total fixed maturities	$448,161	$1,088	$(7,337)	$441,912

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2018, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$35,513	$35,334
Due after one year through five years	163,610	160,024
Due after five years through ten years	139,524	134,911
Due after ten years	99,516	94,237
Fixed maturities with no single maturity date	16,146	15,571

	$454,309	$440,077

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	June 30, 2018

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$98,849	$2,692	$76,271	$3,996	$175,120	$6,688
CMOs - residential	-	-	6,089	337	6,089	337
U.S. Government obligations	43,284	314	12,168	392	55,452	706
GSEs	-	-	9,426	238	9,426	238
States and political subdivisions	72,880	1,651	86,243	4,722	159,123	6,373
Foreign government obligations	1,162	2	2,865	101	4,027	103
Redeemable preferred stocks	5,859	111	-	-	5,859	111

Fixed maturities in an
unrealized loss position	$222,034	$4,770	$193,062	$9,786	$415,096	$14,556

Number of fixed maturities in an
unrealized loss position	110		81		191

	December 31, 2017

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$85,642	$1,250	$44,640	$1,597	$130,282	$2,847
CMOs - residential	1,381	45	5,237	135	6,618	180
U.S. Government obligations	75,811	198	9,302	198	85,113	396
GSEs	-	-	9,669	205	9,669	205
States and political subdivisions	83,682	1,348	66,617	2,271	150,299	3,619
Foreign government obligations	2,959	90	-	-	2,959	90

Fixed maturities in an
unrealized loss position	$249,475	$2,931	$135,465	$4,406	$384,940	$7,337

Number of fixed maturities in an
unrealized loss position	60		76		136

Substantially all of the unrealized losses on fixed maturities available-for-sale at June 30, 2018 and December 31, 2017 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Net investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Realized gains (losses):
Fixed maturities available-for-sale	$(366)	$146	$(195)	$343
Equity securities	(5)	-	(5)	-

Total realized gains (losses) on debt and equity securities	(371)	146	(200)	343
Unrealized gains (losses) on equity securities	(52)	(47)	(152)	(72)

Gains (losses) on debt and equity securities	(423)	99	(352)	271
Gains (losses) on other investments	-	1	-	1

Net investment gains (losses)	$(423)	$100	$(352)	$272

For the three months and six months ended June 30, 2018, the Company realized gross gains of $73,000 and $319,000, respectively, and gross losses of $439,000 and $514,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale. For the three months and six months ended June 30, 2017, the company realized gross gains of $365,000 and $1,339,000, respectively, and gross losses of $219,000 and $996,000, respectively, from sales, maturities and prepayments of fixed maturities available for sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1F(iv) to the Consolidated Financial Statements in the 2017 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale. The Company did not recognize any other-than-temporary impairments on fixed maturities available-for-sale securities in the first six months of 2018 or 2017.

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$181,964	$-	$181,964
CMOs - residential	-	6,127	-	6,127
US Government obligations	-	55,452	-	55,452
Agency MBS - residential	-	8	-	8
GSEs	-	9,435	-	9,435
States and political subdivisions	-	171,233	1,794	173,027
Foreign government obligations	-	4,027	-	4,027
Redeemable preferred stocks	10,037	-	-	10,037
Total fixed maturities	10,037	428,246	1,794	440,077

Equity securities:
Common stocks	4,749	-	-	4,749
Nonredeemable preferred stocks	513	-	-	513
Total equity securities	5,262	-	-	5,262

Total Financial Assets	$15,299	$428,246	$1,794	$445,339

	December 31, 2017
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$146,447	$-	$146,447
CMOs - residential	-	6,677	-	6,677
US Government obligations	-	85,114	-	85,114
Agency MBS - residential	-	14	-	14
GSEs	-	9,682	-	9,682
States and political subdivisions	-	177,767	1,876	179,643
Foreign government obligations	-	4,150	-	4,150
Redeemable preferred stocks	10,185	-	-	10,185
Total fixed maturities	10,185	429,851	1,876	441,912

Equity securities:
Common stocks	2,490	-	-	2,490
Nonredeemable preferred stocks	3,630	-	-	3,630
Total equity securities	6,120	-	-	6,120

Total Financial Assets	$16,305	$429,851	$1,876	$448,032

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

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018		2017
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,836	$1,836	$1,995	$1,995

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(8)	(8)	(9)	(9)

Repayments and amortization of
fixed maturities	(34)	(34)	(30)	(30)
Sales	-	-	-	-

Balance at end of period	$1,794	$1,794	$1,956	$1,956
	Six Months Ended June 30,
	2018		2017
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,876	$1,876	$2,033	$2,033

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(15)	(15)	(18)	(18)

Repayments and amortization of
fixed maturities	(67)	(67)	(59)	(59)
Sales	-	-	-	-

Balance at end of period	$1,794	$1,794	$1,956	$1,956

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	June 30, 2018			December 31, 2017
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$50	$-	$50	$50	$-	$50

FINANCIAL LIABILITIES:
Funds on deposit	$-	$142,703	$142,564	$-	$143,702	$143,537

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

Note 6.Other Investments, Including Variable Interest Entities

Included in other investments is our investment in Ebix Health Exchange which administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange is $7,417,000 and $8,188,000 at June 30, 2018 and December 31, 2017, respectively. The Company recorded $(255,000) and $(771,000), respectively, of equity income (loss) from its investment for the three months and six months ended June 30, 2018 and $343,000 and $247,000, respectively, of equity income (loss) for the same periods ended June 30, 2017.

At June 30, 2018 and December 31, 2017, the Company’s Consolidated Balance Sheets include $1,905,000 and $1,859,000, respectively, of notes and other amounts receivable from Ebix Health Exchange and include $1,693,000 and $1,139,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively.  The Company’s Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange which are included in selling, general and administrative expenses of $1,926,000 and $4,473,000 for the three and six months ended June 30, 2018, respectively, and $3,036,000 and $5,404,000, respectively, for the same periods of 2017.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $3,936,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of June 30, 2018.

Note 7.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $50,697,000 at both June 30, 2018 and December 31, 2017.

The Company has net other intangible assets of $13,926,000 and $14,669,000 at June 30, 2018 and December 31, 2017, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	June 30, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$17,253	$12,773	$17,253	$12,140
Domain	1,000	175	1,000	125
Software systems	780	136	780	76
Total finite-lived	$19,033	$13,084	$19,033	$12,341

	June 30,	December 31,
	2018	2017
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Amortization expense was $382,000 and $743,000 for the three and six months ended June 30, 2018, respectively, and was $394,000 and $548,000 for the three months and six months ended June 30, 2017, respectively.

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

	Six Months Ended
	June 30,
	2018	2017

Balance at beginning of year	$168,683	$219,113
Less: reinsurance recoverable	42,136	88,853
Net balance at beginning of year	126,547	130,260

Amount incurred, related to:
Current year	84,871	78,482
Prior years	(13,189)	(7,669)

Total incurred	71,682	70,813

Amount paid, related to:
Current year	35,956	24,034
Prior years	42,108	44,419

Total paid	78,064	68,453

Net balance at end of year	120,165	132,620
Plus: reinsurance recoverable	39,513	48,945
Balance at end of year	$159,678	$181,565

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $13,189,000 in 2018 related to prior years consists of favorable developments of $8,398,000 in the Specialty Health reserves, $3,345,000 in the group disability reserves, $998,000 in the other individual life, annuities and other reserves, and $448,000 in Medical Stop-Loss reserves. Specialty Health had net favorable development primarily from: (i) the release of reserves due to emerging favorable experience on hospital indemnity plan business written in 2017 on increased sales volume of this product; (ii) short-term medical business as inventory levels decreased during 2018 and paid claim activity was below the levels anticipated; and, (iii) the reinsured international line in run out, which experienced favorable development during the quarter as reported by the carrier. The overall net favorable development of $7,669,000 in 2017 related to prior years primarily consists of favorable developments of $2,679,000 in the Medical Stop-Loss reserves, $2,793,000 in the group disability reserves, and $2,262,000 in the other individual life, annuities and other reserves, partially offset by an unfavorable development of $65,000 in Specialty Health reserves.

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

	Specialty Health Segment
	Health Insurance Claims
	Six Months Ended
	June 30,
	2018	2017

Balance at beginning of year	$32,904	$27,183
Less: reinsurance recoverable	762	1,179
Net balance at beginning of year	32,142	26,004

Amount incurred, related to:
Current year	26,747	25,514
Prior years	(7,174)	343

Total incurred	19,573	25,857

Amount paid, related to:
Current year	7,336	2,927
Prior years	16,662	17,355

Total paid	23,998	20,282

Net balance at end of year	27,717	31,579
Plus: reinsurance recoverable	683	666
Balance at end of year	$28,400	$32,245

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims is $28,400,000 at June 30, 2018.

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

Changes in the balances of accumulated other comprehensive loss, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Beginning balance	$(8,985)	$(4,443)	$(4,598)	$(6,964)

Cumulative-effect of new accounting principles	-	-	(350)	-

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(2,541)	2,009	(6,442)	4,678
Amounts reclassified from accumulated OCI	289	(70)	153	(218)
Net other comprehensive income (loss)	(2,252)	1,939	(6,289)	4,460

Ending balance	$(11,237)	$(2,504)	$(11,237)	$(2,504)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$(366)	$146	$(195)	$343

Income (loss) before income tax	(366)	146	(195)	343
Tax effect	(77)	76	(42)	125

Net income (loss)	$(289)	$70	$(153)	$218

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

At June 30, 2018, there were 846,300 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of

Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
IHC’s Share-based Compensation Plan:
Stock options	$188	$35	$369	$69
Restricted stock units	44	27	90	58
SARs	39	119	125	53

Share-based compensation expense, pre-tax	271	181	584	180
Tax benefits	90	72	195	72

Share-based compensation expense, net	$181	$109	$389	$108

Stock Options

The IHC’s stock option activity during 2018 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2017	692,380	$16.62
Granted	13,000	31.30
Exercised	(11,933)	11.21
June 30, 2018	693,447	$16.99

The weighted average grant date fair value of options granted during the six months ended June 30, 2018 was $9.77. No options were granted in the comparable period of 2017. The assumptions set forth in the table below were used to value the stock options granted during the period indicated:

2018

Weighted-average risk-free interest rate	2.64%
Expected annual dividend rate per share	0.95%
Expected volatility factor of the Company's common stock	35.80%
Weighted-average expected term of options	4.5 years

In 2018, IHC received $134,000 in cash from the exercise of stock options with an aggregate intrinsic value of $235,000 and recognized $43,000 of tax benefits.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	June 30, 2018
	Outstanding	Exercisable

Number of options	693,447	376,780
Weighted average exercise price per share	$16.99	$10.53
Aggregate intrinsic value for all options (in thousands)	$11,277	$8,560
Weighted average contractual term remaining	2.3 years	0.9 years

At June 30, 2018, the total unrecognized compensation cost related to IHC’s non-vested stock options was $1,662,000 and it is expected to be recognized as compensation expense over a weighted average period of 2.0 years.

Restricted Stock

The following table summarized restricted stock activity for the six months ended June 30, 2018:

	No. Of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2017	18,975	$22.91
Vested	(2,475)	11.78

June 30, 2018	16,500	$24.58

The total fair value of restricted stock that vested during the first six months of 2018 and 2017 was $92,000 and $94,000, respectively. IHC granted no restricted stock awards during the six months ended June 30, 2018 and 2017

At June 30, 2018, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $308,000 and is expected to be recognized as compensation expense over a weighted average period of 2.0 years.

SARs

IHC had 64,900 SAR awards outstanding at both June 30, 2018 and December 31, 2017 with corresponding liabilities of $147,000 and $22,000 for those periods, respectively, that are included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

Note 12.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $1,104,000 and $222,000 during the six months ended June 30, 2018 and 2017.

Note 13.Contingencies

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”)) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants. The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  Defendants believe these claims to be without merit.  Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims have moved in part to arbitration. Standard Security Life and Madison National Life will strongly pursue their claims and vigorously oppose the counterclaims asserted by the TPA. The arbitration will likely conclude in the first half of 2019.

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Specialty Health	$49,087	$54,573	$99,851	$96,790
Group disability, life, DBL and PFL	35,222	26,467	71,681	52,873
Individual life, annuities and other (A)	445	509	912	1,039
Medical Stop-Loss (A)	(9)	114	23	1,973
Corporate	566	474	1,077	1,130
	85,311	82,137	173,544	153,805
Net investment gains (losses)	(423)	100	(352)	272
Total revenues	$84,888	$82,237	$173,192	$154,077

Income before income taxes
Specialty Health (B)	$7,255	$1,531	$12,724	$4,174
Group disability, life, DBL and PFL	4,699	2,151	10,645	7,633
Individual life, annuities and other (A) (C)	(126)	83	(294)	(147)
Medical Stop-Loss (A)	50	2,465	164	3,290
Corporate	(1,961)	(2,402)	(4,339)	(3,747)
	9,917	3,828	18,900	11,203
Net investment gains (losses)	(423)	100	(352)	272

Income before income taxes	$9,494	$3,928	$18,548	$11,475

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Specialty Health segment includes amortization of intangible assets. Total amortization expense was $382,000 and $394,000 for the three months ended June 30, 2018 and 2017, respectively, and was $743,000 and $548,000, respectively, for the six months ended June 30, 2018 and 2017.

(C)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies of $219,000 and $285,000 for the three months ended June 30, 2018 and 2017, respectively, and $456,000 and $570,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$84,888	$82,237	$173,192	$154,077
Expenses	75,394	78,309	154,644	142,602

Income before income taxes	9,494	3,928	18,548	11,475
Income taxes (benefits)	2,652	(10,379)	4,658	(7,841)

Net income	6,842	14,307	13,890	19,316

(Income) loss from noncontrolling interests	(85)	24	(172)	(49)

Net income attributable to IHC	$6,757	$14,331	$13,718	$19,267

•Income from operations of $.45 per share, diluted, for the three months ended June 30, 2018 compared to $.86 per share, diluted, for the same period in 2017. Income from operations of $.91 per share, diluted, for the six months ended June 30, 2018 compared to $1.15 per share, diluted, for the same period in 2017.

•Income taxes for the three months and six months ended June 30, 2017 include an income tax benefit of $11.6 million on the tax basis in an unrecovered investment in a subsidiary.

•Consolidated investment yields (on an annualized basis) of 2.7% and 2.6% for the three and six months ended June 30, 2018, respectively, compared to 3.2% and 3.0% for the comparable periods in 2017.

•Book value of $29.33 per common share at June 30, 2018 compared to $28.98 at December 31, 2017.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $7.3 million of income before taxes for the three months ended June 30, 2018 as compared to $1.5 million for the comparable period in 2017; and reported $12.7 million of income before taxes for the six months ended June 30, 2018 compared to $4.2 million for the same period in 2017.

oPremiums earned decreased $3.2 million for the three months ended June 30, 2018 over the comparable period in 2017 and increased $3.7 million for the six months ended June 30, 2018 over the comparable period in 2017. Fixed indemnity limited benefit premiums increased $7.7 million and $22.1 million, respectively, for the three months and six months ended June 30, 2018 as a result of growing demand and new significant distribution relationships and were offset by decreases in the short-term medical (“STM”) business as a result of a shorter duration in the STM business due to a regulatory change in 2017, and reduced premiums in occupational accident and other lines of business in run-off.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Premiums Earned	$43,993	$47,167	$88,849	$85,149
Insurance Benefits, Claims & Reserves	13,691	24,695	29,593	42,773
Expenses	23,423	23,107	47,760	41,780

Loss Ratio (A)	31.1%	52.4%	33.3%	50.2%
Expense Ratio (B)	53.2%	49.0%	53.8%	49.1%
Combined Ratio (C)	84.3%	101.4%	87.1%	99.3%

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

•Income before taxes from the Group disability, life, DBL and PFL segment was $4.7 million and $10.6 million for the three months and six months ended June 30, 2018, respectively, compared to $2.2 million and $7.6 million for the same periods in 2017, respectively. The increase in 2018 primarily reflects the new Paid Family Leave or “PFL” rider on New York DBL policies and lower claims in the LTD line of business, partially offset by higher commissions and profit sharing expenses on the LTD line of business;

•The Individual life, annuities and other segment reported losses before income taxes of $.1 million and $.3 million for the three months and six months ended June 30, 2018, respectively, compared with income (losses) of $.1 million and $(.1) million for the three months and the six months ended June 30, 2017 respectively;

•The Medical Stop-Loss segment reported an insignificant amount of income before taxes for the three and six months ended June 30, 2018 as compared to $2.5 million and $3.3 million, respectively, for the comparable periods in 2017 as the segment is in run-off due to the sale in 2016. Amounts recorded for investment income, and benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the remaining blocks of medical stop-loss business in run-off;

•Losses before tax from the Corporate segment (decreased) by $(.5) million and increased by $.6 million in the three months and six months ended June 30, 2018, respectively, over the comparable periods of 2017 primarily due to changes in compensation and related expenses; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gross Direct and Assumed
Earned Premiums:	2018	2017	2018	2017

Specialty Health	$44,518	$48,963	$89,911	$88,842
Group disability, life, DBL and PFL	41,652	31,892	84,252	63,912
Individual life, annuities and other	5,756	6,607	12,013	13,605
Medical Stop-Loss	-	2,754	-	10,312

	$91,926	$90,216	$186,176	$176,671

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Direct and Assumed
Earned Premiums:	2018	2017	2018	2017

Specialty Health	$43,993	$47,167	$88,849	$85,149
Group disability, life, DBL and PFL	33,350	24,726	67,974	49,417
Individual life, annuities and other	(9)	38	3	53
Medical Stop-Loss	-	(4)	-	249

	$77,334	$71,927	$156,826	$134,868

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  During the six months ended June 30, 2018, there were no additions to or changes in the critical accounting policies disclosed in the 2017 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2018	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$43,993	799	4,295	13,691	28,141	$7,255
Group disability,
life, DBL and PFL	33,350	1,741	131	19,967	10,556	4,699
Individual life,
annuities and other	(9)	367	87	171	400	(126)
Medical Stop-Loss	-	(9)	-	(128)	69	50
Corporate	-	519	47	-	2,527	(1,961)
Sub total	$77,334	$3,417	$4,560	$33,701	$41,693	9,917

Net investment losses						(423)
Income before income taxes						9,494
Income taxes						2,652
Net income						$6,842

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2017	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$47,167	1,506	5,900	24,695	28,347	$1,531
Group disability,
life, DBL and PFL	24,726	1,628	113	16,059	8,257	2,151
Individual life,
annuities and other	38	375	96	79	347	83
Medical Stop-Loss	(4)	117	1	(3,509)	1,158	2,465
Corporate	-	474	-	-	2,876	(2,402)
Sub total	$71,927	$4,100	$6,110	$37,324	$40,985	3,828

Net investment gains						100
Income before income taxes						3,928
Income tax benefits						(10,379)
Net income						$14,307

Premiums Earned

In the second quarter of 2018, premiums earned increased $5.4 million over the comparable period of 2017. The increase is primarily due to: (i) an $8.6 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily due to $6.6 million in premiums from the new PFL rider on DBL policies and an increase of $1.2 million in DBL premiums; partially offset by (ii) a decrease of $3.2 million in the Specialty Health segment primarily as a result of a $7.7 million increase in premiums from the fixed indemnity limited benefit line as a result of higher demand and new distributions relationships and a $1.5 million increase in the group gap line of business, more than offset by decreases of $5.4 million in the STM line of business, $1.6 million in the dental line of business, and $1.6 million in occupational accident and $3.7 million in the international medical business premiums both due to run-off.

Net Investment Income

Total net investment income decreased $.7 million. The overall annualized investment yields were 2.7% and 3.2% in the second quarter of 2018 and 2017, respectively. The overall decrease was primarily the result of a decrease in partnership returns.

The annualized investment yields on bonds, equities and short-term investments were 3.0% for both the second quarter of 2018 and 2017. IHC has approximately $139.3 million in highly rated shorter duration securities earning on average 1.9%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Investment Gains

The Company had net investment losses of $.4 million in 2018 compared to net investment gains of $.1 million in 2017. These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income decreased $1.1 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017 primarily from the Specialty Health segment as a result of a decrease in gross premiums.

Other income was not significant in the second quarter of 2018 or 2017.

Insurance Benefits, Claims and Reserves

In the second quarter of 2018, insurance benefits, claims and reserves decreased $3.6 million over the comparable period in 2017. The decrease is primarily attributable to: (i) a decrease of $11.0 million in the Specialty Health segment, as a result of a decrease of $6.4 million in the STM line of business due to decreased premium volume and lower loss ratios, a decrease in benefits, claims and reserves related to the run-off of certain occupational accident  and international lines of business of $2.0 million and $2.2 million, respectively, and a decrease of 1.4 million in the dental line due to lower premiums and improved loss ratios; partially offset by an increase of $.8 million in the group gap lines of business due to increased premium volume; (ii) an increase of $3.9 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment, primarily due to $5.2 million of reserves associated with the new PFL rider and an increase of $.8 million in DBL reserves due to increased premium volume, partially offset by a decrease of $2.4 million in LTD reserves primarily due to lower loss ratios in 2018; and (iii) an increase of $3.4 million in the Medical Stop Loss segment as a result of better experience on the run-out business in 2017 with no corresponding amount in 2018.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $.7 million over the comparable period in 2017. The increase is primarily attributable to: (i) a decrease of $.2 million in the Specialty Health line of business due to a decrease in commissions and administrative fees in the STM line on lower premium volume and decreases in group major medical and certain occupational accident and international lines of business in run-off; partially offset by an increase in administrative and commission expenses related  to increased premium volume in fixed indemnity limited benefit and group gap lines of business; (ii) an increase of $2.3 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and premium taxes on PFL, DBL and LTD lines of business; (iii) a $1.1 million decrease in expenses related to the Medical Stop Loss segment as a result of the exit from this line of business; and (iv) a decrease of $.3 million in the Corporate segment largely due to changes in compensation and related expenses.

Income Taxes

The effective tax rate for the three months ended June 30, 2018 was 27.9%. In the second quarter of 2017, the Company wound down the operations and dissolved a subsidiary recognizing an estimated $11.6 million income tax benefit on a worthless stock deduction of $33.1 million, representing the Company’s tax basis related to its unrecovered investment in that subsidiary. Excluding these tax benefits, the effective tax rate for the three months ended June 30, 2017 was 30.8%. The lower tax rate is primarily due to the reduction in the federal corporate tax rate from 35% to a 28% fiscal tax year blended rate as a result of the 2017 Tax Act, partially offset by an increase in state taxes as a percentage of income.

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2018	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$88,849	1,407	9,595	29,593	57,534	$12,724
Group disability,
life, DBL and PFL	67,974	3,415	292	40,062	20,974	10,645
Individual life,
annuities and other	3	728	181	399	807	(294)
Medical Stop-Loss	-	23	-	(446)	305	164
Corporate	-	1,030	47	-	5,416	(4,339)
Sub total	$156,826	$6,603	$10,115	$69,608	$85,036	18,900

Net investment losses						(352)
Income before income taxes						18,548
Income taxes						4,658
Net Income						$13,890

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2017	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$85,149	2,426	9,215	42,773	49,843	$4,174
Group disability,
life, DBL and PFL	49,417	3,192	264	28,897	16,343	7,633
Individual life,
annuities and other	53	783	203	321	865	(147)
Medical Stop-Loss	249	480	1,244	(2,456)	1,139	3,290
Corporate	-	1,130	-	-	4,877	(3,747)
Sub total	$134,868	$8,011	$10,926	$69,535	$73,067	11,203

Net investment gains						272
Income before income taxes						11,475
Income tax benefits						(7,841)
Net Income						$19,316

Premiums Earned

In the first six months of 2018, premiums earned increased $22.0 million over the comparable period of 2017. The increase is primarily due to: (i) an increase of $3.7 million in the Specialty Health segment principally as a result of a $22.1 million increase in premiums from the fixed indemnity limited benefit line as a result of higher demand and new distributions relationships and a $3.3 million increase in the group gap line of business due to new distribution, partially offset by decreases of $9.8 million in the STM line of business, $2.0 million in the dental line of business, and $4.2 million in occupational accident and $5.8 million in the international medical business premiums both due to run-off; and (ii) a $18.6 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily due to premiums from the new PFL rider on DBL policies; and (iii) a decrease of $.2 million in the Medical Stop Loss segment as a result of the exit from this line of business.

Net Investment Income

Total net investment income decreased $1.4 million. The overall annualized investment yields were 2.6% and 3.0% in the first six months of 2018 and 2017, respectively. The overall decrease was primarily the result of a decrease in partnership returns.

The annualized investment yields on bonds, equities and short-term investments were 3.1% and 3.0% for the first six months of 2018 and 2017, respectively. IHC has approximately $139.3 million in highly rated shorter duration securities earning on average 1.9%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Investment Gains

The Company had net investment losses of $.4 million in 2018 compared to net investment gains of $.3 million in 2017. These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $.9 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017 primarily due to increased fee income from the Specialty Health segment, including Pet Partners which was acquired in late March of 2017.

Other income decreased $1.7 million in the first six months of 2018 compared to the same period in 2017 as a result of fees received in 2017 related to the sale and exit of the Medical Stop-Loss business with no comparable amounts in 2018.

Insurance Benefits, Claims and Reserves

In the first six months of 2018, insurance benefits, claims and reserves increased negligibly over the comparable period in 2017. The increase is primarily attributable to: (i) an increase of $11.2 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment, primarily due to reserves associated with the new PFL rider, partially offset by a decrease of $3.6 million in LTD reserves primarily due to lower loss ratios in 2018; partially offset by (ii) an increase of $2.0 million in the Medical Stop Loss segment as a result of better experience on the run-out business in 2017 with no corresponding amount in 2018; and (iii) a decrease of $13.2 million in the Specialty Health segment primarily as a result of a decrease of $9.7 million in the STM line of business due to decreased premium volume and lower loss ratios, a decrease in benefits, claims and reserves related to the run-off of certain occupational accident  and international lines of business of $3.7 million and $3.8 million, respectively, and a decrease of $2.2 million in the dental line due to lower premiums and improved loss ratios; partially offset by increases of $4.2 million in the fixed indemnity limited benefits and $1.9 million in the group gap lines of business  due to increased premium volume.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $12.0 million over the comparable period in 2017. The increase is primarily attributable to: (i) an increase of $7.7 million in the Specialty Health line of business due to an increase in administrative and commission expenses related  to increased premium volume in fixed indemnity limited benefit and group gap lines of business and agency expenses from PetPartners with only three months of comparable expenses in 2017, partially offset by a decrease in commissions and administrative fees in the STM line on lower premium volume and in certain occupational accident and international lines of business in run-off; (ii) an increase of $4.6 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and premium taxes on PFL, DBL and LTD lines of business; and (iii) an increase of $.5 million in the Corporate segment largely due to changes in compensation and related expenses; partially offset by (iv) a $.8 million decrease in expenses related to the Medical Stop Loss segment as a result of exiting this line of business.

Income Taxes

The effective tax rate for the six months ended June 30, 2018 was 25.1%. In 2017, the Company wound down the operations and dissolved a subsidiary recognizing an estimated $11.6 million income tax benefit on a worthless stock deduction of $33.1 million, representing the Company’s tax basis related to its unrecovered investment in that subsidiary. Excluding these tax benefits, the effective tax rate for the three months ended June 30, 2017 was 32.7%. The lower tax rate in 2018 is primarily due to the reduction in the federal corporate tax rate from 35% to a 28% fiscal tax year blended rate as a result of the 2017 Tax Act, partially offset by an increase in state taxes as a percentage of income.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the six months ended June 30, 2018 or 2017.

Cash Flows

The Company had $26.5 million and $32.2 million of cash, cash equivalents and restricted cash as of June 30, 2018 and December 31, 2017, respectively.

For the six months ended June 30, 2018, operating activities provided $6.4 million, investment activities utilized $4.8 million of cash, primarily for net purchases of investment securities, and financing activities utilized $7.4 million of cash, primarily for purchases of treasury shares and common stock dividend payments.

The Company had $370.3 million of liabilities for future policy benefits and policy benefits and claims as of June 30, 2018 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2018, cash received from the maturities and other repayments of fixed maturities was $8.7 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $374.3 million at June 30, 2018 compared to $380.6 million at December 31, 2017. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2018.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	June 30,	December 31,
	2018	2017

Specialty Health	$41,831	$53,531
Group Disability	107,391	103,948
Individual A&H and Other	8,765	8,650
Medical Stop-Loss	1,691	2,554

	$159,678	$168,683

Policy claims and reserves in the Specialty Health segment decreased since December 31, 2017. During the first six months of 2018, pending inventory levels have come down causing more claims to be known rather than estimated and this has revealed more favorable experience than previously expected.  This has changed some of our thoughts around experience expectations and has resulted in some favorable reserve adjustments. The primary assumption in the determination of Specialty Health reserves is that historical claim development patterns are representative of future claim development patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for policy benefits and claims for specialty health medical and disability coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The Company has business that is serviced by third-party administrators.  From time to time, there are changes in the timing of claims processing due to any number of factors including, but not limited to, system conversions and staffing changes during the year.  These changes are monitored by the Company and the effects of these changes are taken into consideration during the claim reserving process.

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

The $2.3 million increase in IHC’s stockholders' equity in the first six months of 2018 is primarily due to $13.7 million of net income attributable to IHC reduced by $6.3 million of other comprehensive income attributable to IHC, by $3.1 million of treasury stock purchases and by $2.2 million of common stock dividends declared in 2018.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on fixed maturities available-for-sale securities totaled $14.6 million at June 30, 2018, 100% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at June 30, 2018.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the six months ended June 30, 2018 or 2017.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2018 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$4,387	$-	$-	$-	$4,387

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2018. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of June 30, 2018, is not materially different from that reported in the schedule of such obligations at December 31, 2017 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For the remainder of 2018, the Company anticipates that:

•Our STM and ancillary sales will increase materially.  IHC is recognized for our development of medical insurance packages, including STM and fixed indemnity products, that provide affordable coverage alternatives for consumers who cannot afford Affordable Care Act (“ACA”) policies or need our supplemental products to cover their high deductibles on their ACA plans. Since adoption of an executive order in 2017, consumers have only been able under federal law to purchase STM policies with durations up to 90 days. On August 1, 2018, the departments of Health and Human Services, Labor and Treasury (the “Agencies”) issued an order (the “Order”) that, effective October 1, 2018, returns the duration of STM policies to a period of up to 364 days, subject to state law; the Order also allows for extensions so long as the maximum duration is not longer than 36 months in total.  The Order validates the importance of temporary coverage as an affordable alternative for many Americans who cannot afford expensive, high deductible ACA plans by once again allowing states the ability to approve policy durations of up to 364 days or longer with extensions. In addition, beginning January 1, 2019, there will no longer be a tax penalty for individuals who do not have ACA compliant plans.

•As a result of the Order, the lack of a penalty and the expected continuing increase in ACA pricing, we are very optimistic that our STM sales will increase materially. In addition, we believe that we will realize an increase in sales of our bundled offerings, including: MetalGap (affordable coverage for claims due to both accidents and critical illnesses), dental, vision, Rx discount card and telemedicine.  We are particularly excited about the opportunity to increase sales of our Fusion product, coupling a fixed indemnity policy with a high deductible STM product, which provides both first dollar coverage for hospitalizations and peace of mind for large expenditures.  We believe sales of this product will increase starting October 1, 2018 in states which allow STM for longer durations. We also recently introduced Connect Plus, which is a first-of-its-kind temporary medical plan providing coverage for certain pre-existing conditions up to $25,000 to consumers who qualify, subject to a deductible and coinsurance.

•IHC will continue to increase IHC’s emphasis on lead generation for our direct-to-consumer and career advisor distribution initiatives through hiring additional management experienced in organic and acquired lead generation.  We are striving to maximize organic leads through our numerous owned domains. This year, IHC has made it a priority to enhance our owned or internal distribution. To this end, we have recently opened two additional call centers and enhanced our Direct-to-Consumer transactional website, www.HealtheDeals.com, and significantly increased our lead generation capabilities.  We are also seeking to recruit additional HealtheDeals career advisors as many consumers prefer to meet with an agent in person rather than over the phone or via the web. We expect that a growing percentage of our sales will be produced by our owned distribution channels.

•Continue to diversify the distribution and administration of our pet insurance as a result of the acquisition of Pet Partners Inc. and several new distribution relationships that will begin selling our products in late 2018.

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

Subject to making additional repurchases, acquisitions and investments, the Company will remain highly liquid in 2018 as a result of the continuing shorter duration of the portfolio. IHC has approximately $139.3 million in highly rated shorter duration securities earning on average 1.9%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2018 given a 100 to 200 basis point rise or decline in interest rates was not materially different than the expected change at December 31, 2017 included in Item 7A of the Company’s Annual Report on Form 10-K.

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  Defendants believe these claims to be without merit.  Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims have moved in part to arbitration. Standard Security Life and Madison National Life will strongly pursue their claims and vigorously oppose the counterclaims asserted by the TPA. The arbitration will likely conclude in the first half of 2019.

ITEM 1A.   RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 in Item 1A to Part 1 of Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of June 30, 2018, 1,881,095 shares were still authorized to be repurchased.

Share repurchases during the second quarter of 2018 are summarized as follows:

2018
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	-	$-	1,895,795
May	8,200	$35.08	1,887,595
June	6,500	$33.55	1,881,095

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

10.5  Retirement Benefit Agreement, dated as of September 30, 1991, between Independence Holding Company and Mr. Roy T.K. Thung, as amended. (Filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference; Amendment No. 1 filed as Exhibit 10(iii)(A)(4a) to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference; Amendment No. 2 filed as Exhibit 10(iii)(4)(b) to our Current Report on Form 8-K filed with the SEC on June 22, 2005 and incorporated herein by reference; Amendment No. 3 filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009 and incorporated herein by reference.)

10.6  Purchase Agreement, made and entered into on June 15, 2015, by and among Madison National Life Insurance Company, Inc., Standard Security Life Insurance Company of New York and National Guardian Life Insurance Company (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2015, and incorporated herein by reference).

10.7  Sale Bonus Agreement, dated November 7, 2016, by and between Independence American Holdings Corp. and David T. Kettig (Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

10.8  Officer Employment Agreement, made as of May 25, 2011, by and among Independence Holding Company, Standard Security Life and Mr. Gary J. Balzofiore (Filed as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:August 9, 2018

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Teresa A. Herbert                                    Date:August 9, 2018

            Teresa A. Herbert

Senior Vice President and

    Chief Financial Officer