Form 10-Q
period 2018-09-30
INDEPENDENCE HOLDING CO
filed 2018-11-08
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ]   No   [X]

Class	Outstanding at November 2, 2018
Common stock, $ 1.00 par value	14,795,106 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$1,047	$50
Securities purchased under agreements to resell	18,025	10,269
Fixed maturities, available-for-sale	432,950	441,912
Equity securities	5,528	6,120
Other investments	17,511	18,547
Total investments	475,061	476,898

Cash and cash equivalents	25,620	26,465
Due and unpaid premiums	29,100	21,950
Due from reinsurers	371,540	380,593
Goodwill	50,697	50,697
Other assets	83,928	84,020

TOTAL ASSETS	$1,035,946	$1,040,623

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$158,168	$168,683
Future policy benefits	209,588	214,766
Funds on deposit	141,685	143,537
Unearned premiums	9,452	6,666
Other policyholders' funds	10,900	10,402
Due to reinsurers	4,855	3,808
Accounts payable, accruals and other liabilities	53,752	56,453

TOTAL LIABILITIES	588,400	604,315

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	2,146	2,065

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 and 18,625,458 shares issued; and 14,799,672 and
14,890,285 shares outstanding	18,625	18,625
Paid-in capital	125,279	124,538
Accumulated other comprehensive loss	(11,963)	(4,598)
Treasury stock, at cost; 3,825,786 and 3,735,173 shares	(66,918)	(63,404)
Retained earnings	377,848	356,383

TOTAL IHC STOCKHOLDERS’ EQUITY	442,871	431,544
NONREDEEMABLE NONCONTROLLING INTERESTS	2,529	2,699

TOTAL EQUITY	445,400	434,243

TOTAL LIABILITIES AND EQUITY	$1,035,946	$1,040,623

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES:
Premiums earned	$81,757	$75,639	$238,583	$210,507
Net investment income	3,611	4,403	10,214	12,414
Fee income	4,397	2,634	14,193	11,556
Other income	153	361	472	2,365
Net investment gains (losses)	17	715	(335)	987

	89,935	83,752	263,127	237,829
EXPENSES:
Insurance benefits, claims and reserves	36,011	33,536	105,619	103,071
Selling, general and administrative expenses	41,021	42,337	126,057	115,404

	77,032	75,873	231,676	218,475

Income before income taxes	12,903	7,879	31,451	19,354
Income taxes (benefits)	2,860	2,666	7,518	(5,175)

Net income	10,043	5,213	23,933	24,529
(Income) loss from nonredeemable noncontrolling interests	(59)	32	(99)	(4)
(Income) from redeemable noncontrolling interests	(49)	(16)	(181)	(29)

NET INCOME ATTRIBUTABLE TO IHC	$9,935	$5,229	$23,653	$24,496

Basic income per common share	$0.67	$0.35	$1.60	$1.53

WEIGHTED AVERAGE SHARES OUTSTANDING	14,795	14,965	14,808	15,999

Diluted income per common share	$0.66	$0.34	$1.57	$1.50

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,109	15,274	15,104	16,287

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$10,043	$5,213	$23,933	$24,529
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(925)	250	(8,908)	7,219
Tax expense (benefit) on unrealized gains on available-for-sale securities	(199)	90	(1,893)	2,599
Unrealized gains (losses) on available-for-sale securities, net of taxes	(726)	160	(7,015)	4,620

Other comprehensive income (loss), net of tax	(726)	160	(7,015)	4,620

COMPREHENSIVE INCOME, NET OF TAX	9,317	5,373	16,918	29,149

Comprehensive (income) loss, net of tax, attributable to
noncontrolling interests:
(Income) loss from noncontrolling interests in subsidiaries	(108)	16	(280)	(33)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	-	-	-	-

COMPREHENSIVE (INCOME) LOSS, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(108)	16	(280)	(33)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$9,209	$5,389	$16,638	$29,116

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

			ACCUMULATED				NONREDEEMABLE
			OTHER	TREASURY		TOTAL IHC	NON-
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	CONTROLLING	TOTAL
	STOCK	CAPITAL	LOSS	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2017	$18,625	$124,538	$(4,598)	$(63,404)	$356,383	$431,544	$2,699	$434,243

Cumulative effects of new
accounting principles			(350)		34	(316)	(97)	(413)
Net income					23,653	23,653	99	23,752
Other comprehensive
income (loss), net of tax			(7,015)			(7,015)	-	(7,015)
Repurchases of common stock				(3,817)		(3,817)	-	(3,817)
Common stock dividend ( $0.15 per share)					(2,222)	(2,222)	-	(2,222)
Distributions to noncontrolling interests						-	(172)	(172)
Share-based compensation		741		303		1,044	-	1,044

BALANCE AT
September 30, 2018	$18,625	$125,279	$(11,963)	$(66,918)	$377,848	$442,871	$2,529	$445,400

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$23,933	$24,529
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	681	269
Net investment (gains) losses	335	(987)
Equity (income) loss from equity method investments	976	(1,412)
Depreciation and amortization	1,953	1,379
Deferred tax expense	3,535	1,853
Other	4,808	4,852
Changes in assets and liabilities:
Change in insurance liabilities	(12,181)	(83,750)
Change in amounts due from reinsurers	9,053	57,094
Change in claim fund balances	294	8,463
Change in current income tax liability	1,031	(8,604)
Change in due and unpaid premiums	(7,150)	10,218
Other operating activities	(6,630)	6,302

Net change in cash from operating activities	20,638	20,206

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	(999)	6,849
Net (purchases) sales of securities under resale agreements	(7,756)	8,365
Sales of equity securities	698	-
Sales of fixed maturities	55,338	158,062
Maturities and other repayments of fixed maturities	21,992	16,841
Purchases of fixed maturities	(79,374)	(145,444)
Payments to acquire business, net of cash acquired	-	(12,323)
Distributions from other investments	-	5,246
Purchases of other investments	-	(602)
Other investing activities	(3,709)	(565)

Net change in cash from investing activities	(13,810)	36,429

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(3,943)	(44,290)
Withdrawals of investment-type insurance contracts	(1,033)	(1,359)
Dividends paid	(3,710)	(1,927)
Other financing activities	72	(328)

Net change in cash from financing activities	(8,614)	(47,904)

Net change in cash, cash equivalents and restricted cash	(1,786)	8,731
Cash, cash equivalents and restricted cash, beginning of year	32,197	23,718

Cash, cash equivalents and restricted cash, end of period	$30,411	$32,449

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 62% of IHC's outstanding common stock at September 30, 2018.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results to be anticipated for the entire year.

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

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at September 30, 2018. Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material.

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2018, the FASB issued guidance to improve existing measurements, presentation and disclosure requirements for long-duration contracts issued by insurance entities. The amendments in this guidance requires an entity to (1) review and update assumptions used to measure cash flows at least annually as well as update the discount rate assumption at each reporting date; (2) measure market risk benefits associated with deposit contracts at fair value; (3) disclose liability rollforwards and information about significant inputs, judgements assumptions, and methods used in measurement. Additionally, it simplifies the amortization of deferred acquisition costs and other balances on a constant level basis over the expected term of the related contracts. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Upon adoption, the amendments in this guidance should be applied to contracts in-force as of the beginning of the earliest period presented with a cumulative adjustment to beginning retained earnings. Management is evaluating the requirements and potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

In August 2018, the FASB issued guidance to improve the effectiveness of disclosures in the notes to financial statements regarding fair value measurements. The amendments in this guidance are effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Certain amendments should be applied prospectively for the most recent interim or annual period presented in the initial fiscal year of adoption while other amendments should be applied retrospectively to all periods presented upon the effective date. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued guidance that requires lessees to recognize the assets and liabilities that arise from leases, including operating leases, on the statement of financial position. The amendments in this guidance are effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued additional guidance that allows entities the option to either recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption or to use a modified retrospective approach. The Company is in the process of analyzing its lease portfolio. This process includes the evaluation of policies, processes and internal controls that will be required to comply with this new guidance. The Company plans to elect the practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification.  In addition, the Company plans to select the new transition method and apply the new lease requirements in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company expects the adoption of this new standard to result in an increase on its consolidated balance sheet for right-of-use assets and corresponding lease liabilities. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated results of operations or cash flows.

Note 2.Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 314,000 and 296,000 shares for the three and nine months ended September 30, 2018, respectively, and 309,000 and 288,000 shares for the three months and nine months ended September 30, 2017.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	September 30,
	2018	2017

Cash and cash equivalents	$25,620	$26,565
Restricted cash included in other assets	4,791	5,884

Total cash, cash equivalents and restricted cash	$30,411	$32,449

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	September 30, 2018
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$200,252	$537	$(6,882)	$193,907
CMOs – residential (1)	6,266	2	(388)	5,880
U.S. Government obligations	48,857	-	(730)	48,127
Agency MBS – residential (2)	6	-	-	6
GSEs (3)	9,566	-	(347)	9,219
States and political subdivisions	173,109	129	(7,186)	166,052
Foreign government obligations	4,081	-	(119)	3,962
Redeemable preferred stocks	5,970	-	(173)	5,797

Total fixed maturities	$448,107	$668	$(15,825)	$432,950

	December 31, 2017
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$148,996	$298	$(2,847)	$146,447
CMOs - residential (1)	6,857	-	(180)	6,677
U.S. Government obligations	85,510	-	(396)	85,114
Agency MBS - residential (2)	14	-	-	14
GSEs (3)	9,887	-	(205)	9,682
States and political subdivisions	182,664	598	(3,619)	179,643
Foreign government obligations	4,227	13	(90)	4,150
Redeemable preferred stocks	10,006	179	-	10,185

Total fixed maturities	$448,161	$1,088	$(7,337)	$441,912

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2018, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$27,898	$27,734
Due after one year through five years	174,430	170,503
Due after five years through ten years	138,042	132,762
Due after ten years	91,899	86,846
Fixed maturities with no single maturity date	15,838	15,105

	$448,107	$432,950

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	September 30, 2018

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$98,623	$2,949	$88,261	$3,933	$186,884	$6,882
CMOs - residential	859	57	5,106	331	5,965	388
U.S. Government obligations	39,740	328	8,388	402	48,128	730
GSEs	-	-	9,318	347	9,318	347
States and political subdivisions	59,619	1,753	99,307	5,433	158,926	7,186
Foreign government obligations	1,145	12	2,816	107	3,961	119
Redeemable preferred stocks	5,797	173	-	-	5,797	173

Fixed maturities in an
unrealized loss position	$205,783	$5,272	$213,196	$10,553	$418,979	$15,825

Number of fixed maturities in an
unrealized loss position	99		96		195

	December 31, 2017

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$85,642	$1,250	$44,640	$1,597	$130,282	$2,847
CMOs - residential	1,381	45	5,237	135	6,618	180
U.S. Government obligations	75,811	198	9,302	198	85,113	396
GSEs	-	-	9,669	205	9,669	205
States and political subdivisions	83,682	1,348	66,617	2,271	150,299	3,619
Foreign government obligations	2,959	90	-	-	2,959	90

Fixed maturities in an
unrealized loss position	$249,475	$2,931	$135,465	$4,406	$384,940	$7,337

Number of fixed maturities in an
unrealized loss position	60		76		136

Substantially all of the unrealized losses on fixed maturities available-for-sale at September 30, 2018 and December 31, 2017 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Net investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Realized gains (losses):
Fixed maturities available-for-sale	$(247)	$719	$(442)	$1,062
Equity securities	(2)	-	(7)	-

Total realized gains (losses) on debt and equity securities	(249)	719	(449)	1,062
Unrealized gains (losses) on equity securities	266	(4)	114	(76)

Gains (losses) on debt and equity securities	17	715	(335)	986
Gains (losses) on other investments	-	-	-	1

Net investment gains (losses)	$17	$715	$(335)	$987

For the three months and nine months ended September 30, 2018, the Company realized gross gains of $130,000 and $449,000, respectively, and gross losses of $377,000 and $891,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale. For the three months and nine months ended September 30, 2017, the company realized gross gains of $780,000 and $2,119,000, respectively, and gross losses of $61,000 and $1,057,000, respectively, from sales, maturities and prepayments of fixed maturities available for sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1F(iv) to the Consolidated Financial Statements in the 2017 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale. The Company did not recognize any other-than-temporary impairments on fixed maturities available-for-sale securities in the first nine months of 2018 or 2017.

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$193,907	$-	$193,907
CMOs - residential	-	5,880	-	5,880
US Government obligations	-	48,127	-	48,127
Agency MBS - residential	-	6	-	6
GSEs	-	9,219	-	9,219
States and political subdivisions	-	164,300	1,752	166,052
Foreign government obligations	-	3,962	-	3,962
Redeemable preferred stocks	5,797	-	-	5,797
Total fixed maturities	5,797	425,401	1,752	432,950

Equity securities:
Common stocks	2,691	-	-	2,691
Nonredeemable preferred stocks	2,837	-	-	2,837
Total equity securities	5,528	-	-	5,528

Total Financial Assets	$11,325	$425,401	$1,752	$438,478

	December 31, 2017
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$146,447	$-	$146,447
CMOs - residential	-	6,677	-	6,677
US Government obligations	-	85,114	-	85,114
Agency MBS - residential	-	14	-	14
GSEs	-	9,682	-	9,682
States and political subdivisions	-	177,767	1,876	179,643
Foreign government obligations	-	4,150	-	4,150
Redeemable preferred stocks	10,185	-	-	10,185
Total fixed maturities	10,185	429,851	1,876	441,912

Equity securities:
Common stocks	2,490	-	-	2,490
Nonredeemable preferred stocks	3,630	-	-	3,630
Total equity securities	6,120	-	-	6,120

Total Financial Assets	$16,305	$429,851	$1,876	$448,032

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

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended September 30,
	2018		2017
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,794	$1,794	$1,956	$1,956

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(8)	(8)	(8)	(8)

Repayments and amortization of
fixed maturities	(34)	(34)	(31)	(31)
Sales	-	-	-	-

Balance at end of period	$1,752	$1,752	$1,917	$1,917

	Nine Months Ended September 30,
	2018		2017
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,876	$1,876	$2,033	$2,033

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(23)	(23)	(26)	(26)

Repayments and amortization of
fixed maturities	(101)	(101)	(90)	(90)
Sales	-	-	-	-

Balance at end of period	$1,752	$1,752	$1,917	$1,917

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	September 30, 2018			December 31, 2017
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$1,047	$-	$1,047	$50	$-	$50

FINANCIAL LIABILITIES:
Funds on deposit	$-	$141,813	$141,685	$-	$143,702	$143,537

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

Note 6.Other Investments, Including Variable Interest Entities

Included in other investments is our investment in Ebix Health Exchange which administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange is $6,973,000 and $8,188,000 at September 30, 2018 and December 31, 2017, respectively. The Company recorded $(445,000) and $(1,216,000), respectively, of equity income (loss) from its investment for the three months and nine months ended September 30, 2018 and $(19,000) and $228,000, respectively, of equity income (loss) for the same periods ended September 30, 2017.

At September 30, 2018 and December 31, 2017, the Company’s Consolidated Balance Sheets include $1,886,000 and $1,859,000, respectively, of notes and other amounts receivable from Ebix Health Exchange and include $1,086,000 and $1,139,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively.  The Company’s Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange which are included in selling, general and administrative expenses of $1,796,000 and $6,269,000 for the three and nine months ended September 30, 2018, respectively, and $2,613,000 and $8,017,000, respectively, for the same periods of 2017.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $4,131,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of September 30, 2018.

Note 7.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $50,697,000 at both September 30, 2018 and December 31, 2017.

The Company has net other intangible assets of $13,545,000 and $14,669,000 at September 30, 2018 and December 31, 2017, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	September 30, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$17,253	$13,096	$17,253	$12,140
Domain	1,000	200	1,000	125
Software systems	780	169	780	76
Total finite-lived	$19,033	$13,465	$19,033	$12,341

	September 30,	December 31,
	2018	2017
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

Amortization expense was $381,000 and $1,124,000 for the three and nine months ended September 30, 2018, respectively, and  was $393,000 and $941,000 for the three months and nine months ended September 30, 2017, respectively.

Note 8.Income Taxes

The provisions for income taxes shown in the Condensed Consolidated Statements of Income were computed by applying the effective tax rate expected to be applicable for the reporting periods. In 2017, President Trump signed tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the Federal corporate income tax rate to 21%. As a result of IHC’s June 30 fiscal tax year, the Tax Act subjects IHC to a blended tax rate of 28% for its fiscal tax year ended June 30, 2018. Other differences between the Federal statutory income tax rate and the Company’s effective income tax rate are principally from the dividends received deduction and tax exempt interest income, state and local income taxes, and compensation related tax provisions.

Note 9.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated IBNR reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	Nine Months Ended
	September 30,
	2018	2017

Balance at beginning of year	$168,683	$219,113
Less: reinsurance recoverable	42,136	88,853
Net balance at beginning of year	126,547	130,260

Amount incurred, related to:
Current year	127,544	114,795
Prior years	(19,152)	(9,236)

Total incurred	108,392	105,559

Amount paid, related to:
Current year	65,380	52,822
Prior years	49,916	56,452

Total paid	115,296	109,274

Net balance at end of period	119,643	126,545
Plus: reinsurance recoverable	38,525	43,002
Balance at end of period	$158,168	$169,547

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $19,152,000 in 2018 related to prior years consists of favorable developments of $9,729,000 in the Specialty Health reserves, $7,862,000 in the group disability reserves, $1,346,000 in the other individual life, annuities and other reserves, and $215,000 in Medical Stop-Loss reserves. Specialty Health had net favorable development primarily from: (i) the release of reserves due to emerging favorable experience on hospital indemnity plan business written in 2017 on increased sales volume of this product; (ii) short-term medical business as inventory levels decreased during 2018 and paid claim activity was below the levels anticipated; and, (iii) favorable development in other lines of Specialty Health business. Group disability had net favorable development primarily as a result of a lower number of expected claims and greater number of expected terminations in our LTD business. The overall net favorable development of $9,236,000 in 2017 related to prior years primarily consists of favorable developments of $2,420,000 in the Medical Stop-Loss reserves, $5,406,000 in the group disability reserves, and $2,714,000 in the other individual life, annuities and other reserves, partially offset by an unfavorable development of $1,304,000 in Specialty Health reserves.

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

	Specialty Health Segment
	Health Insurance Claims
	Nine Months Ended
	September 30,
	2018	2017

Balance at beginning of year	$32,904	$27,183
Less: reinsurance recoverable	762	1,179
Net balance at beginning of year	32,142	26,004

Amount incurred, related to:
Current year	37,099	40,836
Prior years	(8,266)	1,144

Total incurred	28,833	41,980

Amount paid, related to:
Current year	14,880	13,528
Prior years	19,507	23,797

Total paid	34,387	37,325

Net balance at end of period	26,588	30,659
Plus: reinsurance recoverable	865	814
Balance at end of period	$27,453	$31,473

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims is $27,453,000 at September 30, 2018.

Note 10.Stockholders’ Equity

Treasury Stock

In 2018, the Company repurchased 129,521 shares of its common stock for an aggregate cost of $3,817,000. In 2018 all shares were purchased in the open market. In 2017, the Company repurchased 2,211,629 shares of its common stock for an aggregate cost of $44,442,000. Of that amount, 703,000 shares were repurchased in private transactions for an aggregate cost of $13,975,000, 1,385,118 shares were repurchased for an aggregate cost of $27,702,000 pursuant to the terms of a tender offer; and the remaining shares were repurchased in the open market.

During the nine months ended September 30, 2018 and 2017, the Company reissued 38,908 and 12,671 shares, respectively, that were previously held in treasury. In 2017, the 12,671 shares were reissued to satisfy net-share settlements of option exercises during the period.

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

Changes in the balances of accumulated other comprehensive loss, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Beginning balance	$(11,237)	$(2,504)	$(4,598)	$(6,964)

Cumulative-effect of new accounting principles	-	-	(350)	-

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(922)	627	(7,364)	5,305
Amounts reclassified from accumulated OCI	196	(467)	349	(685)
Net other comprehensive income (loss)	(726)	160	(7,015)	4,620

Ending balance	$(11,963)	$(2,344)	$(11,963)	$(2,344)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$(247)	$719	$(442)	$1,062

Income (loss) before income tax	(247)	719	(442)	1,062
Tax effect	(51)	252	(93)	377

Net income (loss)	$(196)	$467	$(349)	$685

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

At September 30, 2018, there were 846,300 shares available for future stock-based compensation grants under IHC’s stock incentive plans. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income, applicable to the IHC plans, by award type for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
IHC’s Share-based Compensation Plan:
Stock options	$189	$36	$558	$106
Restricted stock units	39	23	129	81
SARs	93	305	218	359

Share-based compensation expense, pre-tax	321	364	905	546
Tax benefits	86	145	281	218

Share-based compensation expense, net	$235	$219	$624	$328

Stock Options

The IHC’s stock option activity during 2018 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2017	692,380	$16.62
Granted	13,000	31.30
Exercised	(36,433)	9.79
September 30, 2018	668,947	$17.28

The weighted average grant date fair values of options granted during the nine months ended September 30, 2018 and 2017 were $9.77 and $7.01, respectively. The assumptions set forth in the table below were used to value the stock options granted during the periods indicated:

	2018	2017

Weighted-average risk-free interest rate	2.64%	1.71%
Expected annual dividend rate per share	0.95%	0.79%
Expected volatility factor of the Company's common stock	35.80%	37.57%
Weighted-average expected term of options	4.5 years	4.5 years

In 2018, IHC received $357,000 in cash from the exercise of stock options with an aggregate intrinsic value of $886,000 and recognized $165,000 of tax benefits. In 2017, IHC received no cash from the exercise of stock options, as option exercises were net settled in IHC shares. As part of the net-share settlements in 2017, cash outflows to satisfy employees’ income tax withholding obligations amounted to $303,000. Stock options exercised in 2017 had an aggregate intrinsic value of $621,000 and IHC realized $180,000 of tax benefits.

The following table summarizes information regarding IHC’s outstanding and exercisable options:

	September 30, 2018
	Outstanding	Exercisable

Number of options	668,947	363,612
Weighted average exercise price per share	$17.28	$10.99
Aggregate intrinsic value for all options (in thousands)	$12,458	$9,057
Weighted average contractual term remaining	2.2 years	0.8 years

At September 30, 2018, the total unrecognized compensation cost related to IHC’s non-vested stock options was $1,473,000 and it is expected to be recognized as compensation expense over a weighted average period of 1.7 years.

Restricted Stock

The following table summarized restricted stock activity for the nine months ended September 30, 2018:

	No. Of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2017	18,975	$22.91
Vested	(2,475)	11.78

September 30, 2018	16,500	$24.58

The total fair value of restricted stock that vested during the first nine months of 2018 and 2017 was $92,000 and $94,000, respectively. IHC granted no restricted stock awards during the nine months ended September 30, 2018 and 2017.

At September 30, 2018, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $269,000 and is expected to be recognized as compensation expense over a weighted average period of 1.7 years.

SARs

IHC had 64,900 SAR awards outstanding at both September 30, 2018 and December 31, 2017 with corresponding liabilities of $240,000 and $22,000 for those periods, respectively, that are included in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

Note 12.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $1,169,000 and $292,000 during the nine months ended September 30, 2018 and 2017.

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Specialty Health	$53,108	$55,502	$152,959	$152,292
Group disability, life, DBL and PFL	35,599	26,112	107,280	78,985
Individual life, annuities and other (A)	520	455	1,432	1,494
Medical Stop-Loss (A)	13	576	36	2,549
Corporate	678	392	1,755	1,522
	89,918	83,037	263,462	236,842
Net investment gains (losses)	17	715	(335)	987
Total revenues	$89,935	$83,752	$263,127	$237,829

Income before income taxes
Specialty Health (B)	$10,595	$5,238	$23,319	$9,412
Group disability, life, DBL and PFL	4,267	5,144	14,912	12,777
Individual life, annuities and other (A) (C)	(63)	(385)	(357)	(532)
Medical Stop-Loss (A)	(64)	(538)	100	2,752
Corporate	(1,849)	(2,295)	(6,188)	(6,042)
	12,886	7,164	31,786	18,367
Net investment gains (losses)	17	715	(335)	987

Income before income taxes	$12,903	$7,879	$31,451	$19,354

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Specialty Health segment includes amortization of intangible assets. Total amortization expense was $381,000 and $393,000 for the three months ended September 30, 2018 and 2017, respectively, and was $1,124,000 and $941,000, respectively, for the nine months ended September 30, 2018 and 2017.

(C)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies of $220,000 and $368,000 for the three months ended September 30, 2018 and 2017, respectively, and $675,000 and $937,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$89,935	$83,752	$263,127	$237,829
Expenses	77,032	75,873	231,676	218,475

Income before income taxes	12,903	7,879	31,451	19,354
Income taxes (benefits)	2,860	2,666	7,518	(5,175)

Net income	10,043	5,213	23,933	24,529

(Income) loss from noncontrolling interests	(108)	16	(280)	(33)

Net income attributable to IHC	$9,935	$5,229	$23,653	$24,496

•Income from operations of $.66 per share, diluted, for the three months ended September 30, 2018 compared to $.34 per share, diluted, for the same period in 2017. Income from operations of $1.57 per share, diluted, for the nine months ended September 30, 2018 compared to $1.50 per share, diluted, for the same period in 2017.

•Income taxes for the nine months ended September 30, 2017 include an income tax benefit of $11.6 million on the tax basis in an unrecovered investment in a subsidiary.

•Consolidated investment yields (on an annualized basis) of 2.8% and 2.7% for the three and nine months ended September 30, 2018, respectively, compared to 3.6% and 3.2% for the comparable periods in 2017.

•Book value of $29.92 per common share at September 30, 2018 compared to $28.98 at December 31, 2017.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $10.6 million of income before taxes for the three months ended September 30, 2018 as compared to $5.2 million for the comparable period in 2017; and reported $23.3 million of income before taxes for the nine months ended September 30, 2018 compared to $9.4 million for the same period in 2017. The increase in income before taxes is primarily due to better claims experience on 2018 business and favorable development on 2017 reserves primarily related to hospital indemnity and short term medical business. In addition, 2017 results included unfavorable developments related to 2016 reserves.

oPremiums earned decreased $3.3 million for the three months ended September 30, 2018 over the comparable period in 2017 and increased $.4 million for the nine months ended September 30, 2018 over the comparable period in 2017. Hospital indemnity premiums increased $2.1 million and $24.3 million, respectively, for the three months and nine months ended September 30, 2018 primarily due to increased demand for this product as a result of the federal regulation limiting the duration of short-term medical (“STM”) products from April 1,

2017 through September 30, 2018 offset by a corresponding decrease in STM  premium during this period as a result of the shorter duration and reduced premiums in occupational accident and other lines of business in run-off.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Premiums Earned	$48,111	$51,390	$136,960	$136,539
Insurance Benefits, Claims & Reserves	15,382	22,162	44,975	64,935
Expenses	22,285	25,354	70,045	67,134

Loss Ratio (A)	32.0%	43.1%	32.8%	47.6%
Expense Ratio (B)	46.3%	49.3%	51.1%	49.2%
Combined Ratio (C)	78.3%	92.4%	83.9%	96.8%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oThe loss ratio in 2018 was lower than in 2017 due to better experience on 2018 business and favorable development on 2017 reserves primarily related to hospital indemnity and short term medical business. In addition, 2017 included unfavorable developments related to 2016 reserves.

oThe expense ratio is higher for the nine months of 2018 primarily due to changes in the mix of products within the Specialty Health segment as hospital indemnity and accident medical premiums tend to have lower loss ratios and higher expense ratios than STM policies.

•Income before taxes from the Group disability, life, DBL and PFL segment was $4.3 million and $14.9 million for the three months and nine months ended September 30, 2018, respectively, compared to $5.1 million and $12.8 million for the same periods in 2017, respectively. The increase in 2018 primarily reflects the new Paid Family Leave or “PFL” rider on New York DBL policies and lower claims in the LTD line of business, partially offset by higher losses and other expenses in the DBL line of business;

•The Individual life, annuities and other segment in run-off reported losses before income taxes of $.1 million and $.4 million for the three months and nine months ended September 30, 2018, respectively, compared with losses of $.4 million and $.5 million for the three and nine months ended September 30, 2017, respectively;

•The Medical Stop-Loss segment reported a loss before taxes of $.1 million for the three months ended September 30, 2018 and income before taxes of $.1 million for the nine months ended September 30, 2018 as compared to a loss of $.5 million and income of $2.8 million, respectively, for the comparable periods in 2017. Amounts recorded for investment income, and benefits, claims and reserves in the

Medical Stop-Loss segment represent the activity of the remaining blocks of medical stop-loss business in run-off due to the sale of this segment in 2016 ;

•Losses before tax from the Corporate segment (decreased) by $(.5) million and increased by $.2 million in the three months and nine months ended September 30, 2018, respectively, over the comparable periods of 2017 primarily due to changes in compensation and related expenses; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gross Direct and Assumed
Earned Premiums:	2018	2017	2018	2017

Specialty Health	$48,741	$52,888	$138,652	$141,730
Group disability, life, DBL and PFL	41,845	31,299	126,097	95,211
Individual life, annuities and other	5,574	6,306	17,587	19,911
Medical Stop-Loss	-	371	-	10,683

	$96,160	$90,864	$282,336	$267,535

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Direct and Assumed
Earned Premiums:	2018	2017	2018	2017

Specialty Health	$48,111	$51,390	$136,960	$136,539
Group disability, life, DBL and PFL	33,631	24,296	101,605	73,713
Individual life, annuities and other	15	(45)	18	8
Medical Stop-Loss	-	(2)	-	247

	$81,757	$75,639	$238,583	$210,507

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  During the nine months ended September 30, 2018, there were no additions to or changes in the critical accounting policies disclosed in the 2017 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2018	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$48,111	773	4,224	15,382	27,131	$10,595
Group disability,
life, DBL and PFL	33,631	1,788	180	20,216	11,116	4,267
Individual life,
annuities and other	15	402	103	186	397	(63)
Medical Stop-Loss	-	12	1	227	(150)	(64)
Corporate	-	636	42	-	2,527	(1,849)
Sub total	$81,757	$3,611	$4,550	$36,011	$41,021	12,886

Net investment gains						17
Income before income taxes						12,903
Income taxes						2,860
Net income						$10,043

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2017	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$51,390	1,299	2,813	22,162	28,102	$5,238
Group disability,
life, DBL and PFL	24,296	1,729	87	11,249	9,719	5,144
Individual life,
annuities and other	(45)	405	95	(149)	989	(385)
Medical Stop-Loss	(2)	578	-	274	840	(538)
Corporate	-	392	-	-	2,687	(2,295)
Sub total	$75,639	$4,403	$2,995	$33,536	$42,337	7,164

Net investment gains						715
Income before income taxes						7,879
Income taxes						2,666
Net income						$5,213

Premiums Earned

In the third quarter of 2018, premiums earned increased $6.1 million over the comparable period of 2017. The increase is primarily due to: (i) a $9.3 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily due to $8.2 million in premiums from the new PFL rider on DBL policies, an increase of $.5 million in DBL premiums and $.5 million increase in LTD premiums; partially offset by (ii) a decrease of $3.3 million in the Specialty Health segment primarily as a result of decreases of $6.8 million in the STM line of business, $.7 million in the dental line of business, and $.8 million in occupational accident and $1.0 million in the international medical business premiums both due to run-off, partially offset by a $2.1 million increase in premiums from the hospital indemnity line as a result of higher demand for this product, a $2.6 million increase in the group gap line of business, and a $1.0 million increase in pet insurance premiums.

Net Investment Income

Total net investment income decreased $.8 million. The overall annualized investment yields were

2.8% and 3.6% in the third quarter of 2018 and 2017, respectively. The overall decrease was primarily the result of a decrease in partnership returns.

The annualized investment yields on bonds, equities and short-term investments were 3.2% in both the third quarter of 2018 and 2017, respectively. IHC has approximately $140.8 million in highly rated shorter duration securities earning on average 1.9%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Investment Gains

Net investment gains were insignificant in 2018 compared to $.7 million in 2017. These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $1.8 million for the three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017 primarily from the Specialty Health segment, due to increased premium produced by Specialty Benefits.

Other income was not significant in the third quarter of 2018 or 2017.

Insurance Benefits, Claims and Reserves

In the third quarter of 2018, insurance benefits, claims and reserves increased $2.5 million over the comparable period in 2017. The increase is primarily attributable to: (i) a increase of $9.0 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment, primarily due to $7.1 million of reserves associated with the new PFL rider, an increase of $2.2 million in DBL reserves due to state mandates and an increase of $.8 million in Group Term life due to increased loss ratios, partially offset by a decrease of $1.3 million in LTD reserves primarily due to lower loss ratios in 2018; and (ii) an increase of $.3 million in the individual life, annuities and other segment; partially offset by (iii) a decrease of $6.8 million in the Specialty Health segment, as a result of a decrease of $6.0 million in the STM line of business due to decreased premium volume and lower loss ratios, a decrease of $2.4 million in the hospital indemnity line  due to lower loss ratios, a decrease in benefits, claims and reserves related to the run-off of certain occupational accident and international lines of business of $1.1 million and $.5 million, respectively; partially offset by an increase of $.9 million in the dental line, an increase of $.8 million in the pets line and an increase of $1.5 million in the group gap lines of business due to increased premium volume.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $1.3 million over the comparable period in 2017. The decrease is primarily attributable to: (i) a decrease of $1.0 million in the Specialty Health line of business due to a decrease in commissions and administrative fees in the STM line on lower premium volume and decreases in group major medical and certain occupational accident and international lines of business in run-off; partially offset by an increase in administrative and commission expenses related  to increased premium volume in hospital indemnity and group gap lines of business; (ii) a $1.0 million decrease in expenses related to the Medical Stop Loss segment as a result of the exit from this line of business; and (iii) a decrease of $.6 million in the individual life, annuities and other segment from lower expenses in discontinued lines;

partially offset by (iv) an increase of $1.4 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and premium taxes on PFL, DBL and LTD lines of business.

Income Taxes

The effective tax rate for the three months ended September 30, 2018 was 22.2% compared to an effective tax rate for the three months ended September 30, 2017 of 33.8%. The lower tax rate is primarily due to the reduction in the federal corporate tax rate from 35% in 2017 to a 28% blended tax rate through the first six months of 2018, and further to a 21% tax rate beginning with the third quarter of 2018, as a result of the 2017 Tax Act, partially offset by an increase in state taxes as a percentage of income.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2018	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$136,960	2,180	13,819	44,975	84,665	$23,319
Group disability,
life, DBL and PFL	101,605	5,203	472	60,278	32,090	14,912
Individual life,
annuities and other	18	1,130	284	585	1,204	(357)
Medical Stop-Loss	-	35	1	(219)	155	100
Corporate	-	1,666	89	-	7,943	(6,188)
Sub total	$238,583	$10,214	$14,665	$105,619	$126,057	31,786

Net investment losses						(335)
Income before income taxes						31,451
Income taxes						7,518
Net Income						$23,933

				Benefits,	Selling,
		Net	Fee and	Claims	General
September 30, 2017	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$136,539	3,725	12,028	64,935	77,945	$9,412
Group disability,
life, DBL and PFL	73,713	4,921	351	40,146	26,062	12,777
Individual life,
annuities and other	8	1,188	298	172	1,854	(532)
Medical Stop-Loss	247	1,058	1,244	(2,182)	1,979	2,752
Corporate	-	1,522	-	-	7,564	(6,042)
Sub total	$210,507	$12,414	$13,921	$103,071	$115,404	18,367

Net investment gains						987
Income before income taxes						19,354
Income tax benefits						(5,175)
Net Income						$24,529

Premiums Earned

In the first nine months of 2018, premiums earned increased $28.1 million over the comparable period of 2017. The increase is primarily due to: (i) a $27.9 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily due to premiums from the new PFL rider on DBL policies;

and (ii) an increase of $.4 million in the Specialty Health segment principally as a result of a $24.3 million increase in premiums from the hospital indemnity line as a result of higher demand; a $6.0 million increase in the group gap line of business due to new distribution, $.7 million in increased pet premiums, and $.5 million in increased premiums from other ancillary lines; partially offset by decreases of $16.6 million in the STM line of business, $2.7 million in the dental line of business, and $5.1 million in occupational accident and $6.8 million in the international medical business premiums both due to run-off; partially offset by (iii) a decrease of $.2 million in the Medical Stop Loss segment as a result of the exit from this line of business.

Net Investment Income

Total net investment income decreased $2.2 million. The overall annualized investment yields were 2.7% and 3.2% in the first nine months of 2018 and 2017, respectively. The overall decrease was primarily the result of a decrease in partnership returns.

The annualized investment yields on bonds, equities and short-term investments were 3.1% in both the first nine months of 2018 and 2017. IHC has approximately $140.8 million in highly rated shorter duration securities earning on average 1.9%. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Investment Gains

The Company had net investment losses of $.3 million in 2018 compared to net investment gains of $1.0 million in 2017. These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $2.6 million for the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017 primarily due to increased fee income from the Specialty Health segment, including Pet Partners which was acquired in late March of 2017.

Other income decreased $1.9 million in the first nine months of 2018 compared to the same period in 2017 as a result of fees received in 2017 related to the sale and exit of the Medical Stop-Loss business with no comparable amounts in 2018.

Insurance Benefits, Claims and Reserves

In the first nine months of 2018, insurance benefits, claims and reserves increased $2.5 million over the comparable period in 2017. The increase is primarily attributable to: (i) an increase of $20.1 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment, primarily due to $21.2 million in reserves associated with the new PFL rider, as well as $2.7 million in increased DBL reserves due to state mandates, and $1.0 million in increased Group Term Life incurred benefits on higher loss ratios; partially offset by a decrease of $4.9 million in LTD reserves primarily due to lower loss ratios in 2018; (ii) an increase of $2.0 million in the Medical Stop Loss segment as a result of better experience on the run-out business in 2017 with no corresponding amount in 2018; and (iii) an increase of $.4 million in the individual life, annuities and other lines; partially offset by (iv) a decrease of $20.0 million in the Specialty Health segment primarily as a result of a decrease of $15.7 million in the STM line of business due to decreased premium volume and lower loss ratios, a decrease in benefits, claims and reserves related to the run-off of certain occupational accident and international lines of business of $4.8 million and $4.3 million, respectively, and a decrease of $1.3 million in the dental line due to lower premiums; partially offset by increases of $3.5 million in the group gap lines of business due to increased premium volume and $1.8 million in the hospital indemnity and $.4 million in the pet lines.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $10.7 million over the comparable period in 2017. The increase is primarily attributable to: (i) an increase of $6.7 million in the Specialty Health line of business due to an increase in administrative and commission expenses related  to increased premium volume in hospital indemnity and group gap lines of business, increased agency expenses from PetPartners with only three months of comparable expenses in 2017, and increased expenses at IHC Specialty Benefits Inc. related to call center expansion costs; partially offset by a decrease in commissions and administrative fees in the STM line on lower premium volume and in certain occupational accident and international lines of business in run-off; (ii) an increase of $6.0 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and premium taxes on PFL, DBL and LTD lines of business; and (iii) an increase of $.4 million in the Corporate segment largely due to changes in compensation and related expenses; partially offset by (iv) a $1.8 million decrease in expenses related to the Medical Stop Loss segment as a result of exiting this line of business and a decrease of (v) $.6 in the individual life, annuities and other segment.

Income Taxes

The effective tax rate for the nine months ended September 30, 2018 was 23.9%. In 2017, the Company wound down the operations and dissolved a subsidiary recognizing an estimated $11.6 million income tax benefit on a worthless stock deduction of $33.1 million, representing the Company’s tax basis related to its unrecovered investment in that subsidiary. Excluding these tax benefits, the effective tax rate for the nine months ended September 30, 2017 was 33.1%. The lower tax rate in 2018 is primarily due to the reduction in the federal corporate tax rate from 35% in 2017 to a 28% blended tax rate through the first six months of 2018, and further to a 21% tax rate beginning with the third quarter of 2018, as a result of the 2017 Tax Act, partially offset by an increase in state taxes as a percentage of income.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the nine months ended September 30, 2018 or 2017.

Cash Flows

The Company had $30.4 million and $32.2 million of cash, cash equivalents and restricted cash as of September 30, 2018 and December 31, 2017, respectively.

For the nine months ended September 30, 2018, operating activities provided $20.6 million, investment activities utilized $13.8 million of cash, primarily for net purchases of investment securities, and financing activities utilized $8.6 million of cash, primarily for purchases of treasury shares and common stock dividend payments.

The Company had $367.8 million of liabilities for future policy benefits and policy benefits and claims as of September 30, 2018 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the nine months ended September 30, 2018, cash received from the maturities and other repayments of fixed maturities was $22.0 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $371.5 million at September 30, 2018 compared to $380.6 million at December 31, 2017. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at September 30, 2018.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	September 30,	December 31,
	2018	2017

Specialty Health	$40,060	$53,531
Group Disability	107,925	103,948
Individual A&H and Other	8,608	8,650
Medical Stop-Loss	1,575	2,554

	$158,168	$168,683

Policy claims and reserves in the Specialty Health segment decreased since December 31, 2017. During the first nine months of 2018, pending inventory levels have come down causing more claims to be known rather than estimated and this has revealed more favorable experience than previously expected.  This has changed some of our thoughts around experience expectations and has resulted in some favorable reserve adjustments. The primary assumption in the determination of Specialty Health reserves is that historical claim development patterns are representative of future claim development patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for policy benefits and claims for specialty health medical and disability coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The Company has business that is serviced by third-party administrators.  From time to time, there are changes in the timing of claims processing due to any number of factors including, but not limited to, system conversions and staffing changes during the year.  These changes are monitored by the Company and the effects of these changes are taken into consideration during the claim reserving process.

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

The $11.3 million increase in IHC’s stockholders' equity in the first nine months of 2018 is primarily due to $23.7 million of net income attributable to IHC reduced by $7.0 million of other comprehensive income attributable to IHC, by $3.8 million of treasury stock purchases and by $2.2 million of common stock dividends declared in 2018.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on fixed maturities available-for-sale securities totaled $15.8 million at September 30, 2018, 99.3% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at September 30, 2018.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company did not record any other-than-temporary impairment losses in the nine months ended September 30, 2018 or 2017.

The Company does not have any securities with fair values less than 80% of their amortized cost at September 30, 2018.

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2018. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, worsening of current economic conditions, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

IHC enters into a variety of contractual obligations with third parties in the ordinary course of its operations, including liabilities for insurance reserves, funds on deposit, debt and operating lease obligations.  However, IHC does not believe that its cash flow requirements can be fully assessed based solely upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon IHC’s future needs.  Although some outflows are fixed, others depend on future events. The maturity distribution of the Company’s obligations, as of September 30, 2018, is not materially different from that reported in the schedule of such obligations at December 31, 2017 which was included in Item 7 of the Company’s Annual Report on Form 10-K.

OUTLOOK

For the remainder of 2018, the Company anticipates that:

•Our STM and ancillary sales will increase as a result of: (i) Open Enrollment, which begins November 1, 2018 and ends December 15, 2018 in most states; (ii) expected sales by IHC’s carriers of STM with durations of 364 days in 16 states, and STM with durations of 6 months in 12 additional states, as of November 15, 2018; and (iii) beginning January 1, 2019, there will no longer be a tax penalty for individuals who do not have ACA compliant plans,  which will make purchases of our products more attractive during this Open Enrollment.  Because STM policies are medically underwritten and do not cover all essential health benefits, they are often significantly less expensive than Affordable Care Act (“ACA”) plans. For these reasons and the expected continuing increase in the pricing of ACA policies, we are very optimistic that our STM sales will increase materially. In addition, we believe that we will realize an increase in sales of our bundled offerings, including: MetalGap (affordable coverage for claims due to both accidents and critical illnesses), dental, vision, Rx discount card and telemedicine.  We are particularly excited about the opportunity to increase sales of our Fusion product, coupling a hospital indemnity policy with a high deductible STM product, which provides both first dollar coverage for hospitalizations and peace of mind for large expenditures.   We also recently introduced Connect Plus, which is a first-of-its-kind temporary medical plan providing coverage for certain pre-existing conditions up to $25,000 to consumers who qualify, subject to a deductible and coinsurance.

•IHC is recognized for our development of medical insurance packages, including STM and hospital indemnity products that provide affordable coverage alternatives for consumers who cannot afford ACA policies or need our supplemental products to cover their high deductibles on their ACA plans. Since adoption of an executive order in 2017, consumers have only been able under federal law to purchase STM policies with durations up to 90 days. On August 1, 2018, the departments of Health and Human Services, Labor and Treasury (the “Agencies”) issued an order (the “Order”) that, effective October 1, 2018, returns the duration of STM policies to a period of up to 364 days, subject to state law; the Order also allows for extensions so long as the maximum duration is not longer than 36 months in total.  The Order validates the importance of temporary coverage as an affordable alternative for many Americans who cannot afford expensive, high deductible ACA plans by once again allowing states the ability to approve policy durations of up to 364 days or longer with extensions.

•In October 2018, Agencies proposed a rule that, if adopted, will provide a new way for employers to provide health insurance to their employees using health reimbursement arrangements (“HRA”). The proposal would allow employers of any size to utilize a tax-advantaged HRA to relieve the administrative burden of offering group benefits to employees. Employees could use the funds to purchase individual medical coverage, including STM.  In addition, the federal government has provided guidance that grants state governments more freedom, as a result of the expansion of the 1332 waiver programs, to implement new coverages that are alternatives to ACA plans. IHC’s insurance companies are very well positioned to capture additional market share as a result both of the proposal to allow HRA funds to be used to purchase STM policies and the guidance on expansion of 1332 waivers.  We have expertise both in STM and in the small group space as well as multiple distribution sources, including our Healthedeals call centers and over 5,000 advisors and contracted producers nationally who can assist consumers in determining which coverage is best for them.  In addition, we look forward to working with state regulators to use STM or develop new IHC products to meet the innovative ideas arising from the expanded 1332 waiver process.

•In October 2018, the HealtheDeals division of IHC Specialty Benefits began supporting the members of USAA, an insurance, banking, and investment services provider serving millions of military members and their families, in selecting among a number of quality health insurance choices. In order to support USAA members, HealtheDeals has opened a new call center with licensed agents in Minneapolis, Minnesota and Milwaukee, Wisconsin. USAA will direct its members seeking either ACA or alternative health coverages to this call center. This arrangement generates leads for Independence American Insurance Company’s alternative coverages as well as generating commission income for HealtheDeals.

•In addition to our two newly opened call centers, we have enhanced our Direct-to-Consumer transactional website, www.HealtheDeals.com, and significantly increased our lead generation capabilities. We will continue to emphasize lead generation for our direct-to-consumer and career advisor distribution initiatives through hiring additional management experienced in organic and acquired lead generation.  We are striving to maximize organic leads through our numerous owned domains.  We are also seeking to recruit additional HealtheDeals career advisors as many consumers prefer to meet with an agent in person rather than over the phone or via the web. We expect that a growing percentage of our sales will be produced by our owned distribution channels.

•We continue to diversify our sources of pet insurance premium through the expansion of marketing efforts as a result of our acquisition of Pet Partners, Inc. with growing focus on the veterinarian and independent agent channels. We’ve also partnered with a new pet marketing company, Toto Pet Insurance, and we began underwriting for PetFirst, a company focused on shelters, rescues and animal welfare marketing space. Further, we’ve expanded our partnership with Pets Best utilizing our acquisition of PetPlace.com to grow our block of business with them through a cooperative marketing initiative.

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

Subject to making additional repurchases, acquisitions and investments, the Company will remain highly liquid in 2018 as a result of the continuing shorter duration of the portfolio. IHC has approximately $140.8 million in highly rated shorter duration securities earning on average 1.9%; our portfolio as a whole is rated, on average, AA. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a "smaller reporting company".

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of September 30, 2018, 1,861,537 shares were still authorized to be repurchased.

Share repurchases during the third quarter of 2018 are summarized as follows:

2018
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

July	6,171	$33.86	1,874,924
August	-	$-	1,874,924
September	13,387	$34.37	1,861,537

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:November 8, 2018

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Teresa A. Herbert                                    Date:November 8, 2018

            Teresa A. Herbert

Senior Vice President and

    Chief Financial Officer