Form 10-K
period 2018-12-31
INDEPENDENCE HOLDING CO
filed 2019-03-15
CIK 701869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2018 COMMISSION FILE NUMBER 001-32244

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

Yes ___    No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes _X_    No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __   Accelerated filer  X    Non-accelerated filer        Smaller reporting company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2018 was $164,103,000.

14,949,149 shares of common stock were outstanding as of March 8, 2019.

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

In 2018, the Securities and Exchange Commission amended the definition of a smaller reporting company to expand the number of smaller companies eligible to comply with scaled disclosure requirements. Under the new definition, a company with a public float less than $250 million is eligible to provide scaled disclosures. IHC qualified for smaller reporting company status and has elected to use the scaled disclosure accommodations in this annual report and subsequent filings.

Since the sale of its stop loss business in 2016, IHC has been primarily known as an underwriter of specialty health and disability products through its three carriers, Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American Insurance Company (“Independence American”). Standard Security Life focuses on underwriting and selling its New York short-term disability (“DBL”) and paid family leave rider (“PFL”) products through general agents primarily to small employers. Madison National Life emphasizes underwriting long-term disability and group life primarily to school districts and municipalities in the Upper Midwest through a managing general agent and independent brokers, and is establishing a worksite marketing division.  Independence American is our primary specialty health and pet underwriter. Madison National Life, Standard Security Life and Independence American are sometimes collectively referred to as the "Insurance Group." IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or "IHC", or are implicit in the terms "we", "us" and "our".

We have three business segments: Specialty Health segment; Group disability, life, DBL and PFL segment; and our individual life, annuities and other segment.

The Specialty Health Segment is comprised of premiums from policies underwritten by IHC’s carriers as well as commission and fee income earned by our agencies for selling products from IHC’s insurance companies as well as unaffiliated carriers. While our carriers have distributed in a variety of manners to individuals and small employers, including through dedicated controlled distribution, we have primarily relied on independent producers, national accounts and white-label relationships. In general, companies that provide insurance through user-centric platforms, or create efficiencies in the insurance industry through technological advances, are referred to as “insuretech” companies. As further described in Outlook, we are increasingly focused on expanding our “insuretech” footprint through our agencies, which generate leads and sell through our owned call center and career advisors. IHC’s insurance companies sell the following products: (i) ancillary benefits including dental, vision, short-term medical (“STM”), supplemental products including fixed indemnity limited benefit, critical illness, and hospital indemnity (“HIP”); (ii) pet insurance; and (iii) non-subscriber occupational accident and injured on duty.  The segment includes run-off of a limited amount of discontinued major medical coverage and occupational accident from one producer that was sold in 2017. The Insurance Group and certain of their affiliates collectively perform marketing, sales, underwriting and certain administrative functions on the majority of our Specialty Health business. Several third party administrators perform claims and other administrative functions.

The Specialty Health Segment performs underwriting, risk selection and pricing, policy administration and management of the majority of our specialty health business, which totaled approximately $186.5 million of gross individual and group health premiums in 2018.  In addition, our Agencies produce other coverages for multiple insurers including producing small group stop-loss.  Gross earned premiums produced by our Agencies was approximately $197.1 million in 2018.

In 2019, IHC will retain the vast majority of the risk that it underwrites, and will focus on the following lines of business:

•Multiple specialty health lines including pet insurance

•Group disability, life and DBL and PFL

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

Our administrative companies underwrite, market, administer and/or price life and health insurance business for our owned and affiliated carriers, and, to a lesser extent, for non-affiliated insurance companies.  They receive fees for these services and do not bear any of the insurance risk of the companies to which they provide services, other than through profit commissions. Specialty Benefits is a technology-driven full-service marketing and distribution company that focuses on small employer and individual consumer products through general agents, tele-brokerages, advisor centers, private label arrangements, and through the following brands: www.HealtheDeals.com; Health eDeals Advisors; www.PetPartners.com; and www.PetPlace.com. On January 4, 2019, the Company acquired My1HR, Inc. (“My1HR”) a Web-Based Entity that develops quoting and cloud based enrollment platforms. The Insurance Group and certain of its affiliates perform program management, actuarial, regulatory compliance, product development and implementation, and valuation services for IHC’s specialty health segment.  IHC owns controlling interests in Global Accident Facilities, LLC (“GAF”), Healthinsurance.org LLC (“HIO”) and PetPartners, Inc. (“PetPartners”). GAF is a holding company for an agency that produces injured on duty business. HIO is an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance.  PetPartners is the exclusive provider of pet insurance to the American Kennel Club and the Cat Fanciers Association. Specialty Benefits, GAF, HIO and PetPartners are collectively referred to as our “Agencies.”  Our Agencies earn commissions for selling life and health insurance products underwritten by IHC’s owned and affiliated insurance companies and also by unaffiliated carriers. IHC also owns a significant equity interest in Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance. Ebix Health Exchange administers various lines of health insurance for IHC and non-affiliated carriers through Ebix Health Administration Exchange, Inc. (“EHAE”).

For information pertaining to the Company's business segments, reference is made to Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Our Philosophy

Our business strategy has focused on maximizing underwriting profits through a variety of niche specialty health insurance, pet, and group disability and life products and through distribution channels that enable us to access specialized or underserved markets in which we believe we have a competitive advantage.  Historically, our carriers have focused on establishing preferred relationships with producers who seek an alternative to larger, more bureaucratic health insurers, and on providing these producers with personalized service, competitive compensation and a broad array of products.  In 2017 and 2018, several large health insurers marketed a significant amount of our ancillary health products to supplement or in lieu of their major medical products. We have recently begun to emphasize sales directly-to-consumers through our call center, career advisors and website.  While our management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions.

As further described in Outlook, our goal for the next two years is to maximize the valuation of IHC by expanding on its existing “insuretech” capabilities to generate sales directly to consumers through our call center, career advisors and website, while continuing our emphasis on higher-margin specialty health products.

DISTRIBUTION

Specialty Health

IHC distributes its specialty health products in a variety of ways. We distribute directly to consumers through our call centers, career advisors and www.heathedeals.com.   Our call centers currently employ 44 sales agents in three locations.  One of these offices is dedicated to servicing calls from members of USAA, while the others sell based on leads generated organically or purchased.  The core products sold by these agents are IHC’s STM and HIP as well as Affordable Care Act (“ACA”) plans underwritten by other carriers. Consumers often also purchase ancillary products, including dental, accident, telemedicine and Rx discounts plans, with a core plan.  In 2019, we anticipate that we will also sell senior products through our call centers, including Medicare Supplement, Medicare Advantage, dental, vision and HIP products designed for seniors. IHC distributes through our career advisors model.  These are licensed 1099 agents who primarily sell IHC products.  We typically provide them with leads (which they either “purchase” or “earn” through IHC production), but they are also expected to generate their own leads. IHC has used this distribution model for over ten years, and we expect to significantly enhance this distribution in 2019. Finally, we sell directly to consumers through www.healthedeals.com.

IHC also distributes through independent producers in the following ways: (i) through our four regional sales directors who support non-owned general agents, (ii) through national account relationships such as Anthem, United Health as well as single state Blue Cross organizations and regional health plans, and (iii) through our 12 sales telebrokerage employees who function as company-owned general agents calling upon independent agents who  have a book of business (often Property & Casualty) with small employers.  Our employees earn production bonuses for assisting the agent in placing the health sale with IHC or our carrier partners. The lead product for the owned general agents is small group stop-loss underwritten by Westport Insurance Corporation, although they also sell our individual and group products.  The regional sales directors and national account relationships focus on individual health products.  We believe that the purchase of My1HR in 2019 will greatly enhance the ability of all of our distributors to increase their sale of both small group and individual products.  The Trump Administration has announced its intent to adopt regulations that will allow HRA dollars that employers have contributed on a pre-tax basis to be used by employees to purchase STM as well as Affordable Care Act (“ACA”) plans.   Through the proprietary My1HR exchange platform, small employers will be given the option to offer their employees benefits through any of the following: (i) a self-funded employer sponsored plan, (ii) a fully insured small group plan (e.g. Anthem would be the carrier), or (iii) an HRA funded by the employer with pre-tax dollars that the employee could spend on either an ACA or STM policy.  The My1HR platform provides all of these choices as well as an enrollment tool to the employees with little to no effort on the part of the employer.  In addition to health insurance, IHC’s other products would be readily available for purchase including disability, dental, critical illness and accident plans.

We distribute our pet insurance in three ways: (i) through PetPartners, where IHC distributes, administers and underwrites the risk, (ii) through three significant pet administrators where IHC only underwrites the risk, and (iii) where an unaffiliated entity is responsible for sales and marketing, and IHC administers and underwrites the risk.  In 2017, we acquired 85% of the equity of PetPartners, which is a pet insurance producer that has an exclusive distribution relationship with The American Kennel Club (“AKC”), and has a strong IT platform.  Since that acquisition, we have seen steady improvement in the number of leads generated from the AKC and the conversion ratio, but we believe we can do even better in 2019.  In addition, PetPartners is seeking other internally controlled distribution channels. In 2018, PetPartners was also successful in partnering with a new distributor of pet insurance to use our platform to administrate, on Independence American paper, business that they generate. We view partnering in this manner with distributors who are already in the pet space and want to expand into selling pet insurance to be a very promising growth opportunity in 2019. In 2019, we plan to rebuild the website for PetPlace.com, which we acquired in 2016, and we expect to improve lead generation from this domain. PetPlace.com attracted over 15 million visitors in 2018 with more than 10,000 veterinarian-approved articles and has an opted-in subscriber database of over 500,000 users responsive to marketing messaging on pet insurance as well as other pet health products.  The majority of Independence American’s pet business is distributed by a pet administrator in which we have a small equity investment.

In 2018, we entered into an agreement with another independent pet insurance distributor/administrator that has a significant block of premiums.  They began selling on Independence American paper in late 2018, after we received approvals for a new pet policy for this company, and expect these sales to accelerate in 2019 as we receive additional state approvals.

Except for licensed agents who are employed in IHC's call center, most agents and brokers who produce the Specialty Health business are non-salaried contractors who receive commissions.

Disability and Life Products

Our disability and life products are primarily distributed by general agents, agents and brokers. The short-term statutory disability benefit product, including the paid family leave benefits, in New York State is marketed primarily through independent general agents who are paid commissions based upon the amount of premiums produced. Madison National Life's disability and group life products are primarily sold in the Upper Midwest to school districts, municipalities and hospital employer groups through a managing general agent that specializes in these target markets. Independence American also reinsured health products serving the needs of expatriates, third-party nationals and high net-worth local nationals, which is now in run out. The Abacus Group LLC, a 44% owned equity investment of the Company, specializes in worksite marketing of voluntary benefits and is producing life and disability business for Madison National Life.

Medical Stop-Loss

Standard Security Life was the primary carrier for our employer medical stop-loss products although, in 2016, we also wrote business for Madison National Life, Independence American and unaffiliated carriers. IHC’s carriers wrote the vast majority of their medical stop-loss business through Risk Solutions, which was sold on March 31, 2016, and TRU Services, LLC. IHC owned two managing general underwriters (“MGUs”), Majestic Underwriters, LLC and Alliance Underwriters, LLC, which transferred their stop-loss blocks and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.  These two MGUs were liquidated in 2016 as a result of the Risk Solutions Sale and Coinsurance Transaction. Risk Solutions was responsible for underwriting accounts in accordance with guidelines formulated and approved by its carriers, billing and collecting premiums, paying commissions to agents, third party administrators and/or brokers, and processing claims. With respect to the MGUs with which we did business, we established underwriting guidelines, maintained approved policy forms and oversaw claims for reimbursement, as well as appropriate accounting procedures and reserves. In order to accomplish this, we audited their underwriting, claims and policy issuance practices to assure compliance with our guidelines, provided them with access to our medical management and cost containment expertise, and reviewed cases that required referral based on our underwriting guidelines. MGUs are non-salaried contractors that receive fee income, generally a percentage of gross premiums produced by them on behalf of the insurance carriers they represent, and typically are entitled to additional income based on underwriting results. The Insurance Group has now ceased writing medical stop-loss business.

PRINCIPAL PRODUCTS

Specialty Health Products

In 2018, this line of business had the following categories: (i) ancillary benefits, including dental, vision, STM, and supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity); (ii) pet insurance; and (iii) non-subscriber occupational accident.  This category also includes reinsured international health plans sold to expatriates although this business is now in runoff. Net earned premium attributable to specialty health products increased from $181.9 million in 2017 to $184.5 million in 2018. Earned premium is expected to increase again in 2019 due to: increased sales of short-term medical, new sales of employer sponsored and voluntary health plans and the continued growth of our owned call centers.

Ancillary Products

This category is primarily comprised of dental, vision, STM, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity). These are sold through multiple distribution strategies as described above.

IHC sells group and individual dental products in all 50 states. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups. Employer plans are offered on both employer paid and voluntary basis.  As part of the distribution of our dental products, we also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials. We expect to see a growth in vision sales primarily due to new distribution partnerships.

IHC sells STM products in the majority of states. STM is designed specifically for people with temporary needs for health coverage. Typically, STM products are written for a defined duration of at least 30 days and less than twelve months. Among the typical purchasers of STM products are people who are in between open enrollment periods or need coverage for a limited duration until their ACA-compliant plan becomes effective, and others who need insurance for a specified period of time.  Our STM plans contain many, but not all, of the essential health benefits (“EHB”) found in ACA-compliant plans.  In addition, our STM plans often have lower deductibles and broader networks than many ACA-compliant policies, and are almost always more affordable for qualified purchasers. IHC’s gross premium decreased in this line of business in 2018 largely as a result of a ruling which limited STM to plans of 90 days duration or less. Effective October 1, 2018, an executive order from the Trump Administration reversed the previous executive order and restored the decision on the duration of STM to the states. We anticipate growth in this line of business in 2019 in states that allow durations of 6 months or more, however, a number of states have recently moved to severely curtail the ability of carriers to sell STM in their states.

The Company markets supplemental products to individuals and families. These lines of business are generally used as either a supplement or in lieu of an ACA-compliant plan. The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits. The product lines included in this supplemental grouping are hospital indemnity plans, fixed indemnity limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance. These products, which are available in most states, are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies.  In 2017, we introduced several bundled benefit packages that include STM, HIP, dental and a tele-med and Rx benefit.  These are being sold by Company owned direct-to-consumer websites, call center and career agents, and some national accounts. We anticipate growth in these lines of business in 2019 as a result of increased distribution and demand for these products, and elimination of the individual mandate.

IHC has medical benefit plans for employers that choose to offer non-EHB coverage to their employees. We offer a fixed indemnity limited benefit policy that offers affordable health coverage to hourly, part-time and/or seasonal employees, which is approved in a majority of states. Fixed indemnity limited benefit plans are a low-cost alternative to EHB plans that permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.  The Company anticipates meaningful growth in this line of business in 2019 due to increased consumer demand and increased distribution channels.

Pet Insurance

Independence American has products approved to sells in all 50 states including DC. We use three distinct forms (policies) to achieve diversity of premium targeting channels focused on purebred puppies (through AKC), shelter/rescue/animal welfare markets, direct to consumer, and affiliate partnerships. In 2019, we expect to expand our reach into the employer market and are currently in talks with brokers controlling the benefits relationships for mega-sized employers. We believe an advantage in our product design is flexibility allowing for consumers to build plans of coverage tailored to their needs and budget by offering an array of deductible and coinsurance options and the availability of unlimited policy “maximum” levels. In our owned distribution product, we embed alternative, holistic and behavioral coverage benefits (these are popular with the veterinary channel and we are market leading in providing behavioral coverage), two levels of wellness options (many competitors do not cover wellness and preventative), hereditary and congenital conditions coverage, as well as the option to have veterinary exam fees covered as a benefit (one of the leading pet insurance providers today specifically excludes exam fees). In 2019 we anticipate significant growth in our target channels due to increased consumer awareness of the product category, new distribution partnerships, as well as improved conversion rates through our AKC and lead generation avenues.

Occupational Accident

In 2018, most of IHC’s occupational accident insurance had been written by Independence American through marketing and administrative companies previously owned by GAF, and other exclusive arrangements with independent entities. This occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas Worker’s Compensation system (non-subscribers).  The product also gives the employer the option to purchase coverage for employer’s liability, which protects the employer from an action brought by an injured worker. The employer is covered for damages and costs arising from the settlement of such action, subject to the terms and limits of the policy.  In 2016, GAF sold the entity that provided administrative services for occupational accident insurance.  Independence American still offers Injured on Duty coverage through another subsidiary of GAF and IHC continues to write a smaller block of occupational accident coverage through unaffiliated entities. As a result of the aforementioned sale, total premiums are expected to remain relatively constant in 2019.

Group Disability, Life, DBL and PFL

Group Long-Term and Short-Term Disability

The Company sells group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 40% and 90% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five, or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Benefit payments are reduced by social security, workers’ compensation, pension benefits and other income replacement payments. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments. The Company also markets short-term disability ("STD") policies that provide a weekly benefit to disabled employees until the earlier of:  recovery from disability, eligibility for long-term disability benefits or the end of the STD benefit period. We continue our efforts to expand our position in the worksite market with new product filings and administration/distribution partners to position us for growth in 2019 and beyond. We have developed relationships with large health carriers to provide our life and disability programs.  We are also negotiating with union-based entities to continue to leverage our strengths, namely overall risk management for disability programs in a benefit-rich and complex environment. The Company anticipates moderate growth in 2019.

New York Short-Term Disability and Paid Family Leave

Standard Security Life markets DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52-week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Department of Financial Services (“NYSDFS”). Policies covering 50 or more employees are individually underwritten.

As of January 1, 2018 the DBL policy was amended to include PFL.  The PFL benefit allows for parent bonding with a newborn or an adopted child, caring for a seriously ill family members and to help military families during times of need.  Beginning January 1, 2018, with incremental changes until 2021, the benefit will be phased in.  The maximum benefit (once completely phased in starting January 1, 2021) will be for 12 weeks at 67% of an employees’ weekly wage up to a maximum benefit of $869 per week. The PFL premium rate is set by the NYSDFS.  In addition to mandating this benefit, the NYSDFS established a risk adjustment program so that all carriers would share on a pro rata basis in the ultimate profit or loss of the PFL business across three group sizes for the entire industry. The goal of the PFL risk adjustment program is to protect issuers from disproportionate adverse or favorable risks that might arise because PFL premium rates are community rated and not allowed to vary by risk factors.

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

The Risk Solutions Sale and Coinsurance Transaction closed on March 31, 2016 and as a result, this line is in run-off and had substantially reduced premiums in 2017 and no premiums in 2018.

Individual Life, Annuities and Other

Madison National Life ceased writing individual life and annuity policies in 2015 and the remaining policies in runoff are 100% ceded.

The following lines of Standard Security Life's in-force business are in runoff: individual accident and health, individual life (of which a significant portion is 100% ceded), single premium immediate annuities, disability income and miscellaneous insurance business.

ACQUISITIONS OF POLICY BLOCKS

IHC’s acquisition group was focused on potential acquisitions of existing blocks of long-term and short-term disability policies, group life policies, and specialty health policies from other insurance companies, guaranty associations and liquidators. We are not actively seeking policy block acquisitions.

REINSURANCE AND POLICY RETENTIONS

IHC retained approximately 99% and 97% of gross and assumed Specialty Health exposure in 2018 and 2017. As of January 1, 2016, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured.

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

The following reinsurers represent approximately 91% of the total ceded premium for the year ended December 31, 2018:

RGA Reinsurance Company	52%
National Guardian Life Insurance Company	35%
Guggenheim Life and Annuity Company	4%

91%

The Insurance Group remains liable with respect to the insurance in-force, which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The Insurance Group cedes business (i) to individual reinsurance companies that are rated "A-" or better by Best or (ii)

upon provision of adequate security. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. At December 31, 2018 and 2017, the Insurance Group's ceded reinsurance in-force was $7.5 billion and $6.9 billion, respectively.

For information pertaining to reinsurance, reference is made to Note 9 of Notes to Consolidated Financial Statements included in Item 8.

INVESTMENTS AND RESERVES

The Company's cash, cash equivalents and securities portfolio are managed by employees of IHC and its affiliates, and ultimate investment authority rests with IHC's in-house investment group. As a result of the nature of IHC's insurance liabilities, IHC endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2018, 99.3% of the fixed maturities were investment grade and continue to be rated on average AA. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The Company's total pre-tax investment performance for each of the last two years is summarized below, including amounts recognized in net income and unrealized gains and losses recognized in other comprehensive income or loss (in thousands):

	2018	2017

Consolidated Statements of Income:
Net investment income	$15,021	$14,430
Net investment gains (losses)	(1,033)	2,539
Other-than-temporary impairments	-	-

Consolidated Statements of Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale securities	(4,272)	4,996

Total pre-tax investment performance	$9,716	$21,965

Unrealized gains (losses) on available-for-sale securities recognized through other comprehensive income (loss) represents the pre-tax change in unrealized gains and losses on available-for-sale securities arising during the year net of reclassification adjustments and includes the portion attributable to noncontrolling interests. In 2017, the Company classified certain equity securities as available-for-sale and changes to the fair value of those equity securities classified as available-for-sale were recorded in other comprehensive income (loss). Upon the adoption of new accounting guidance on January 1, 2018, the Company: (i) recorded a cumulative-effect adjustment to reclassify the existing amounts reported in accumulated other comprehensive income on that date for equity securities previously classified as available-for-sale, to retained earnings; and (ii) recorded the subsequent changes in the fair value of those equity securities in net investment gains (losses) in the Consolidated Statements of Income. The Company does not have any non-performing fixed maturity investments at December 31, 2018.

COMPETITION AND REGULATION

We compete with many large mutual and stock insurance companies, small regional health insurers and managed care organizations.  Mutual companies may have certain competitive advantages since profits inure directly to the benefit of the policyholders.

The health insurance industry tends to be cyclical.  During a “soft” market cycle, a larger number of companies offer insurance on a certain line of business, which causes premiums in that line to trend downward.  In a “hard” market cycle, insurance companies limit their writings in certain lines of business following periods of excessive losses and insurance and reinsurance companies redeploy their capital to lines that they believe will achieve higher margins.

IHC is an insurance holding company; and as such, IHC and its subsidiary carriers and administrative companies are subject to regulation and supervision by multiple state insurance regulators, including the NYSDFS (Standard Security Life's domestic regulator), the Wisconsin Office of the Commissioner of Insurance (Madison National Life's domestic regulator) and the Office of the Insurance Commissioner of the State of Delaware (Independence American’s domestic regulator).  Each of Standard Security Life, Madison National Life and Independence American is subject to regulation and supervision in every state in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or insurance holding company.

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

Risk-based capital requirements are imposed on life, accident and health and property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  The risk-based capital ratios for each of Standard Security Life, Madison National Life and Independence American exceed such minimum ratios.

EMPLOYEES

At December 31, 2018, the Company, including its direct and indirect majority or wholly owned subsidiaries, collectively had approximately 400 employees.

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

In particular, at December 31, 2018, fixed maturities represented $453.5 million or 93.5% of our total investments of $484.9 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income (loss) and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although, at December 31, 2018, 99.3% of the fixed maturities were investment grade and continue to be rated on average AA, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $50.7 million of our $1.0 billion in total assets as of December 31, 2018. We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

The Trump Administration called for substantial changes to fiscal and tax policies, which included comprehensive tax reform. On December 22, 2017, President Trump signed tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%, eliminating corporate alternative minimum tax provisions, limiting the utilization of net operating losses arising after December 31, 2017 to 80% of taxable income with no carryback but with an indefinite carryforward, and adding limitations on the deductibility of executive compensation. Notwithstanding the reduction in the corporate income tax rate as well as other significant changes to the U.S. tax code, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, the impact of current and future fiscal policy changes are unknown and could affect our business and financial condition. We continue to evaluate the impact of the Tax Act as regulations and accounting standards related to the Tax Act are finalized to determine whether changes could have a material adverse effect on our results of operations, financial condition, and cash flows.  Although we believe that our tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

We face a risk of litigation and regulatory investigations and actions in the ordinary course of operating our business, including the risk of class actions, regulatory actions and individual lawsuits relating, among other things, to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, marketing, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, interest crediting practices, denial or delay of benefits and breaches of fiduciary or other duties to customers. Adverse judgments in one or more of such lawsuits could require us to pay significant damage amounts or to change aspects of our operations.  Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time.  Further, industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss and the size of awards, rising jury awards, escalating medical costs, and increasing loss severity may render the loss reserves of our insurance subsidiaries inadequate for current and future losses.  The unpredictability of court decisions in the insurance business could have a material adverse effect on our financial position, results of operation and cash flows.  In addition, the political divisiveness leading, in some cases, to the stalling of the legislative process, may cause judicial activism and result in rulings concerning our products, the way we sell our products, and the profitability of our products, which may result in greater differences in the regulatory approaches of the states.

We are also subject to various regulatory examinations, inquiries and proceedings, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities in the ordinary course of our business.  Our subsidiaries, Standard Security Life, Madison National Life and Independence American, have been selected for a multistate market conduct exam, related to our short term medical, limited medical and fixed indemnity health insurance products for the period of January 1, 2014 through September 30, 2017.  We are fully cooperating with the participating states in this examination. Regulatory agencies and other authorities may find that our policies, procedures, practices or contracts are not compliant with or in violation of applicable regulations, which may result in fines or penalties, recommendations for corrective action or changes in business practices that require us to incur substantial costs, or other regulatory actions.  Furthermore, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions or precedents and industry-wide regulations or practices that could adversely affect our business.  Even if we ultimately prevail in the litigation, regulatory action or investigation, any such action or proceeding could significantly injure our reputation, cause negative publicity, adversely affect our financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell or retain insurance policies, which could have an adverse effect on our business.

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

We have committed and will continue to commit significant resources to develop, maintain and enhance our existing information systems, transition existing systems to upgraded systems, and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. Advances in technology that may render our current information technology systems obsolete will require upgrading and maintenance over time, which may require significant future commitments of resources and capital.  If we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality.

Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.

If we fail to comply with applicable privacy and security laws and respond to emerging security threats and potential security incidents, our business, reputation, results of operations, financial positions and cash flows could be materially affected.

Our computer systems have been, and will continue to be, subject to computer viruses or other malicious codes, unauthorized access, acts of vandalism, theft, misuse, cyber-attacks, hackers, corruption and destruction of data maintained online or digitally, and other computer-related penetrations. For instance, cyber-attacks may interfere with our processing of transactions including: (i) the processing of orders from our website; (ii) cause the release and possible destruction of confidential customer or business information; (iii) impede application processing; (iv) subject us and/or our service providers and intermediaries to regulatory fines and financial losses; and/or (v) cause reputational damage.  Such threats require additional layers of security, which may disrupt or impact efficiency of operations.  We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or security breaches. Such an event could compromise our confidential information as well as that of our clients and third parties, with whom we interact, impede or interrupt business operations and may result in other negative consequences, including remediation costs, loss of revenue, disruption of our operations, additional regulatory scrutiny, sanctions (such as penalties, fines and loss of license) and litigation, and reputational damage.

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

The failure to safeguard the security of our data and protect our customers’ confidential information and privacy could adversely affect our business.

In the conduct of our business, we are subject to privacy regulations and to confidentiality obligations. The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state and industry levels and requirements are imposed on us by contracts with customers.  For example, the collection and use of patient data in our health insurance operations is regulated by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and certain other activities we conduct, are subject to the privacy regulations of the Gramm-Leach-Bliley Act. HIPAA also requires business associates as well as covered entities to comply with certain privacy and security requirements.  In addition, we also have contractual obligations to protect certain confidential information we obtain from our existing vendors, partners and policyholders. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information. A breach of cybersecurity could compromise our confidential information, including personal identifiable information of our customers and employees, and information related to third parties with whom we interact. If we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, such as penalties, fines and loss of license, as well as possible litigation.  This could also have an adverse impact on our image or customer relationships and, therefore, result in loss of distribution partners, lower sales, lapses of existing business, or increased expenses.   We purchase cyber risk insurance and assess the adequacy of this insurance annually, but this insurance may not be sufficient in scope or amount to cover all of our losses from breaches of our data.

The National Association of Insurance Commissioners (“NAIC”), numerous state and federal regulatory bodies and self-regulatory organizations like the Financial Industry Regulatory Authority are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed legislation, regulations and issued guidance regarding cybersecurity standards and protocols. For example, in February, 2017, the NYSDFS issued final Cybersecurity Requirements for Financial Services Companies that will require banks, insurance companies, and other financial services institutions regulated by the NYSDFS to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State's financial services industry.” The regulation became effective on March 1, 2017 and has transition periods ranging to two years from that date. We have established a cybersecurity program and continue to evaluate this regulation and its potential impact on our operations, but depending on its implementation, we may be required to incur significant expense in order to meet its requirements.  We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

We have risks from the Paid Family Leave Risk Adjustment Program

Beginning January 1, 2018, a rider was added to all DBL policies adding benefits for PFL. This rider is mandated by the NYSDFS.  The PFL premium rate charged is set by the NYSDFS.  In addition to mandating this benefit, the NYSDFS established a risk adjustment program so that all carriers would share on a pro rata basis in the ultimate profit or loss of the PFL business across three group sizes for the entire industry. The goal of the PFL risk adjustment program is to protect issuers from disproportionate adverse or favorable risks that might arise because PFL premium rates are community rated and not allowed to vary by risk factors.

Since the NYSDFS established a risk adjustment program, the Company is required to record in its financial statements an accrual for a potential payment to, or recovery from, the risk adjustment program depending on how its loss ratio compares to the industry wide loss ratio.  To determine the amount of this risk adjustment, knowledge of industry wide performance is necessary.  Unfortunately, the NYSDFS does not share the industry loss ratio data for the current reporting year until the following year.  However, the Company uses unaudited industry available information to make its best estimate of its potential payment under the risk adjustment program until actual information is available.

We cannot predict the full effect of the risk adjustment program on the Company at this time, but they could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

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

oestablishing standards of solvency, including risk-based capital measurements, which are a measure developed by the NAIC and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

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

In addition, the Dodd-Frank Act, along with the Sarbanes-Oxley Act of 2002, regulates corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security and terrorism risk insurance laws. Additionally, federal legislation and administrative policies in other areas can significantly and adversely affect insurance companies, including general financial services regulation, securities regulation, privacy regulation, tort reform legislation, and taxation.

We are uncertain as to the impact that any new legislation and regulatory guidance will have on the Company and cannot assure that it will not adversely affect our financial condition and results of operations.  In addition, compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business.

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

The Trump Administration has and will undoubtedly continue to have an impact on the ACA.  President Trump supports widespread healthcare reform and the repeal of all or portions of the ACA.  On October 12, 2017, President Trump signed an Executive Order that ordered the Secretaries of the Treasury, Labor, and Health and Human Services to consider proposing regulations or revising guidance to (i) allow more employers to form association health plans, (ii) expand the availability of short-term limited duration insurance and allow longer coverage periods and (iii) increase the usability of health reimbursement arrangements.  Effective for months beginning after December 31, 2018, the Tax Reform Bill provides for the repeal of the provision of the ACA which requires individuals without minimum health coverage to pay a penalty. An increase in the size of the uninsured population or a reduction in funds presently available to patients as a result of the repeal of this provision or the potential repeal of other significant portions of the ACA could adversely affect multiple businesses in the healthcare industry.  While we are unable to predict what additional legislation or regulation, if any, relating to the health insurance industry may be enacted in the future or what effect such legislation or regulation would have on our business, it is clear that the Trump Administration is taking concrete steps to provided more healthcare options to consumers.  The unsettled nature of reforms, the numerous steps required to implement them, and the potential repeal makes us unable to predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities.

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

IHC Carrier Solutions

IHC Carrier Solutions leases 12,253 square feet of office space in Phoenix, Arizona as its corporate headquarters.

IHC Specialty Benefits

IHC Specialty Benefits leases 6,391 square feet of office space in Minneapolis, Minnesota as its corporate headquarters.

PetPartners

PetPartners leases 7,006 square feet of office space in Raleigh, North Carolina as its corporate headquarters.

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

A third party administrator with whom we formerly did business (“Plaintiff”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  Defendants believe these claims to be without merit.  Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims moved in part to arbitration.

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018. The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019.  Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life.

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

	HIGH	LOW
QUARTER ENDED:
December 31, 2018	$40.66	$34.41
September 30, 2018	38.65	32.80
June 30, 2018	39.85	32.90
March 31, 2018	36.36	26.55

QUARTER ENDED:
December 31, 2017	$30.00	$24.85
September 30, 2017	25.95	20.52
June 30, 2017	20.95	17.25
March 31, 2017	20.68	16.55

IHC's stock price closed at $35.20 on December 31, 2018.

Holders of Record

At March 08, 2019, the number of record holders of IHC's common stock was 1,468. The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

Dividends

IHC declared cash dividends of $.15 per share on its common stock on both May 16, 2018 and December 28, 2018, for a total annual dividend of $.30 per share.

IHC declared a cash dividend of $.06 per share on its common stock on July 5, 2017 and declared a cash dividend of $.10 per share on its common stock on December 20, 2017, for a total annual dividend of $.16 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2016, the stockholders approved the Independence Holding Company 2016 Stock Incentive Plan (the “2016 Plan").

Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	Be Issued Upon Exercise	Exercise Price of	Future Issuance Under
Plan Category	of Outstanding Options	Outstanding Options	Compensation Plan

Equity Compensation Plan
Approved by Shareholders	567,384	$19.40	821,400

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock, excluding the shares under the aforementioned tender offer. As of December 31, 2018, 1,855,747 shares were still authorized to be repurchased.

Share repurchases during the fourth quarter of 2018 are summarized as follows:

2018
			Maximum Number
		Average Price	of Shares which
Month of	Shares	of Repurchased	can be
Repurchase	Repurchased	Shares	Repurchased

October	4,566	$35.02	1,856,971
November	-	$-	1,856,971
December	1,224	$34.94	1,855,747

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Medical stop-loss was marketed to employer groups that self-insure their medical risks. In 2016, the Company sold a managing general underwriter that was its principal source of medical stop-loss business and simultaneously 100% co-insured all of the in-force medical stop-loss business of Standard Security Life and Independence American. IHC’s block of medical stop-loss business is in run-off.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the federal corporate income tax rate from 35% to 21%. In 2017, the Company completed its accounting for the income tax effects under the Tax Act that are relevant to the Company using best estimates based on reasonable and supportable assumptions and available inputs and underlying information. The Consolidated Financial Statements reflect all such adjustments and disclosures related to the Tax Act. Refer to Note 11 of the Consolidated Financial Statements for more information regarding the impacts of the Tax Act.

While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions as to whether or not to increase our retention in a core line, expand into new products, acquire an entity or a block of business, or otherwise change our business model.  Management's assessment of trends in healthcare and morbidity, with respect to specialty health, disability, DBL and PFL; mortality rates with respect to life insurance; and changes in market conditions in general play a significant role in determining the rates charged, deductibles and attachment points quoted, and the percentage of business retained. IHC also seeks transactions that permit it to leverage its vertically integrated organizational structure by generating fee income from production and administrative operating companies as well as risk income for its carriers.  Management has always focused on managing the costs of its operations.

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	2018	2017

Revenues	$350,775	$320,494
Expenses	313,234	292,158

Income before income taxes	37,541	28,336
Income taxes (benefits)	8,488	(13,794)

Net income	29,053	42,130
Income from noncontrolling interests	(571)	(88)

Net income attributable to IHC	$28,482	$42,042

•Income from operations of $1.89 per share, diluted, for the year ended December 31, 2018 compared to $2.63 per share, diluted, for the same period in 2017.

oThe Company reduced AMIC’s deferred tax asset valuation allowance by $20.3 million at December 31, 2017 primarily due to an increase in projected future income and associated utilization of Federal net operating losses. No such adjustment was recorded for the year ended December 31, 2018.

oIncome taxes for the year ended December 31, 2017 include income tax benefits of $11.6 million on a worthless stock deduction representing the Company’s tax basis on its unrecovered investments in that subsidiary.

oOn December 31, 2017, as a result of the Tax Act, the Company recorded a deferred income tax expense of $9.4 million due to the re-measurement of deferred tax assets, liabilities and related valuation allowance.

•Consolidated investment yields (on an annualized basis) of 3.0% in 2018 and 2.9% in 2017; and

•Book value of $30.16 per common share at December 31, 2018 compared to $28.98 at December 31, 2017.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $28.7 million of income before taxes for the year ended December 31, 2018 compared to $13.2 million for the comparable period in 2017.

oPremiums earned increased 1.4% or $2.6 million for the year ended December 31, 2018 over the comparable period in 2017. Hospital indemnity premiums increased $26.7 million, primarily due to increased demand for this product as a result of the federal regulation limiting the duration of short-term medical (“STM”) products from April 1, 2017 through September 30, 2018, partially offset by a corresponding decrease in STM premium during this period as a result of the shorter duration.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the years indicated (in thousands):

	2018	2017

Premiums Earned	$184,512	$181,851
Insurance Benefits, Claims & Reserves	60,749	84,380
Expenses	93,012	89,809

Loss Ratio	32.9%	46.4%
Expense Ratio	50.4%	49.4%
Combined Ratio	83.3%	95.8%

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

oThe expense ratio is higher for 2018 primarily due to changes in the mix of products within the Specialty Health segment as hospital indemnity and accident medical premiums tend to have lower loss ratios and higher expense ratios than STM policies.

•Income before taxes from the Group disability, life, DBL and PFL segment increased $0.6 million in 2018 compared to prior year results, primarily reflecting lower claims in the LTD line of business; partially offset by higher losses and other expenses in the DBL and the new Paid Family Leave, or “PFL”, rider on the DBL line of business. The financial statements include a reserve for a potential risk adjustment payment of $7.0 million associated with the Company’s PFL product due to expected better than industry claims experience.  In the absence of any state reported industry claims experience, the Company has chosen to reserve for a potential risk adjustment payment in an amount that brings the PFL product to a break even profit.  An adjustment to this amount will be made sometime during 2019 when industry claims experience is made available.

•The Individual life, annuities and other segment in run-off reported losses before income taxes of $0.4 million in 2018 compared with losses of $0.5 million in 2017.

•The Medical Stop-Loss segment reported income before taxes of $0.2 million for the year ended December 31, 2018 as compared to income before taxes of $2.8 million for the year ended December 31, 2017. Amounts recorded for investment income, and benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the remaining blocks of medical stop-loss business in run-off due to the sale of this segment in 2016.

•Loss before tax from the Corporate segment for the year ended December 31, 2018 increased $0.8 million over the same period in 2017 primarily due to changes in compensation and related expenses.

•Premiums by principal product for the years indicated are as follows (in thousands):

Gross Direct and Assumed
Earned Premiums:	2018	2017

Specialty Health	$186,480	$187,793
Group disability, life, DBL and PFL	169,779	129,142
Individual life, annuities and other	23,366	26,053
Medical Stop-Loss	-	10,848

	$379,625	$353,836

Net Premiums Earned:	2018	2017

Specialty Health	$184,512	$181,851
Group disability, life, DBL and PFL	136,709	99,953
Individual life, annuities and other	27	210
Medical Stop-Loss	-	252

	$321,248	$282,266

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

Insurance Liabilities

Policy Benefits and Claims

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, where material, (including legal, other fees, and costs not associated with specific claims but related to the claims payment function) for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions.  Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company’s reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company’s results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments. The Company's estimate of loss represents management's best estimate of the Company's liability at the balance sheet date.

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

The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability.  The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that Loss Ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the Loss Ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2018, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $3.0 million with a corresponding increase or decrease in the pre-tax expense for  insurance benefits, claims and reserves in the Consolidated Statement of Income.  Depending on the circumstances surrounding a change in the Loss Ratio, other pre-tax amounts reported in the Consolidated Statement of Income could also be affected, such as commission expense.

The liability for policy benefits and claims by segment is as follows (in thousands):

	December 31, 2018
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Specialty Health	$38,114	$-	$38,114
Group disability, life, DBL and PFL	87,688	24,928	112,616
Individual life, annuities and other	6,796	2,158	8,954
Medical Stop-Loss	431	-	431
	$133,029	$27,086	$160,115

	December 31, 2017
	Policy	Policy	Policy Benefits
	Benefits	Claims	and Claims

Specialty Health	$53,531	$-	$53,531
Group disability, life, DBL and PFL	80,788	23,160	103,948
Individual life, annuities and other	6,469	2,181	8,650
Medical Stop-Loss	2,554	-	2,554
	$143,342	$25,341	$168,683

Specialty Health

Policy claims and reserves in the Specialty Health segment decreased since December 31, 2017. During 2018, pending inventory levels have come down causing more claims to be known rather than estimated and this has revealed more favorable experience than previously expected. This has changed some of our thoughts around experience expectations and has resulted in some favorable reserve adjustments. For the Specialty Health business, incurred but not reported (“IBNR”) claims liabilities plus expected development on reported claims are calculated using standard actuarial methods and practices. The “primary” assumption in the determination of Specialty Health reserves is that historical Claim Development Patterns are representative of future Claim Development Patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for policy benefits and claims for specialty health medical and disability coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The Company has business that is serviced by third-party administrators.  From time to time, there are changes in the timing of claims processing due to any number of factors including, but not limited to, system conversions and staffing changes during the year.  These changes are monitored by the Company and the effects of these changes are taken into consideration during the claim reserving process.  Other than these considerations, there have been no significant changes to methodologies and assumptions from the prior year.

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

With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. With respect to PFL, policy benefits and claims associated with the premiums earned are established using a completion factor methodology. As this is the first year of this product, the completion factors used were based on the PFL payment patterns developed during 2018 supplemented with an estimated maturity factor to account for run-out longer than 12 months. Since the NYSDFS established a risk adjustment program, the Company is required to record in its financial statements an accrual for a potential payment to, or recovery from, the risk adjustment program depending on how its loss ratio compares to the industry wide loss ratio. To determine the amount of this risk adjustment, knowledge of industry wide performance is necessary.  Unfortunately, the NYSDFS does not share the industry loss ratio data for the current reporting year until the following year.  However, the Company uses available unaudited industry information to make its best estimate of its potential payment under the risk adjustment program until actual information is available.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2018. Changes in the Company's policy benefits and claims estimates are recorded through a charge or credit to its earnings.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2018 and 2017. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

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

Investments

The Company classified all of its fixed maturities as available-for-sale. These investments are carried at fair value with unrealized gains and losses reported through other comprehensive income (loss). Fixed maturities available-for-sale totaled $453.5 million and $441.9 million at December 31, 2018 and 2017, respectively. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity. Equity securities are carried at fair value. In 2017, unrealized gains and losses on equity securities were reported in other comprehensive income (loss). As a result of a change in accounting principle, the Company recorded a cumulative effect adjustment of $.3 million, net of tax, on January 1, 2018 to reclassify the unrealized gains and losses on equity securities from other comprehensive income (loss) to retained earnings. As of January 1, 2018, changes in unrealized gains and losses on equity securities are reported in the Consolidated Statements of Income. Realized gains and losses on fixed maturities available-for-sale and equity securities are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

Declines in value of fixed maturities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method. The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. The factors considered by management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss). It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Goodwill and Other Intangible Assets

Goodwill carrying amounts are evaluated for impairment, at least annually, at the reporting unit level that is equivalent to an operating segment. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method that included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense. No impairment charge for goodwill was required in 2018 or 2017.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense. No impairment charges for intangible assets were required in 2018 or 2017.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Information by business segment for the periods indicated is as follows (in thousands):

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2018	Premiums	Investment	Other	and	and
	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$184,512	$4,386	$14,040	$60,749	$113,454	$28,735
Group disability,
life, DBL and PFL	136,709	7,029	891	82,948	42,818	18,863
Individual life,
annuities and other	27	1,535	370	796	1,572	(436)
Medical Stop-Loss	-	39	1	(287)	150	177
Corporate	-	2,032	237	-	11,034	(8,765)
Sub total	$321,248	$15,021	$15,539	$144,206	$169,028	38,574

Net investment losses						(1,033)
Income before income taxes						37,541
Income taxes						8,488
Net income						$29,053

				Insurance
				Benefits,	Selling,
		Net	Fee and	Claims	General
December 31, 2017	Premiums	Investment	Other	and	and
	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$181,851	$4,251	$17,708	$84,380	$106,223	$13,207
Group disability,
life, DBL and PFL	99,953	6,469	505	52,792	35,857	18,278
Individual life,
annuities and other	210	1,536	393	241	2,411	(513)
Medical Stop-Loss	252	313	2,042	(2,359)	2,127	2,839
Corporate	-	1,861	611	-	10,486	(8,014)
Sub total	$282,266	$14,430	$21,259	$135,054	$157,104	25,797

Net investment gains						2,539
Income before income taxes						28,336
Income tax benefits						(13,794)
Net income						$42,130

Premiums Earned

In 2018, premiums earned increased $38.9 million over the comparable period of 2017. The increase is primarily due to: (i) a $36.7 million increase in earned premiums from the Group disability, life, DBL and PFL segment primarily due to premiums from the new PFL rider on DBL policies; and (ii) an increase of $2.6 million in the Specialty Health segment principally as a result of a $26.7 million increase in premiums from the hospital indemnity line as a result of higher demand; a $9.2 million increase in the group gap line of business due to new distribution, $2.6 million in increased pet premiums, and $.8 million in increased premiums from other ancillary lines; partially offset by decreases of $20.7 million in the STM line of business, $3.6 million in the dental line of business, and $5.1 million in occupational accident and $7.3 million in the international medical business premiums both due to run-off; partially offset by (iii) a decrease of $.3 million in the Medical Stop Loss segment as a result of the exit from this line of  business.

Net Investment Income

Total net investment income increased $.6 million. The overall annualized investment yields were 3.0% in 2018 and 2.9% in 2017.

The annualized investment yields on bonds, equities and short-term investments were 3.1% and 3.0% for the years ended December 31, 2018 and 2017, respectively. IHC has approximately $145.8 million in highly rated securities earning on average 2.0%. The average duration of the Company’s portfolio is 4 years. A portfolio that is shorter in duration enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income.

Net Investment Gains

The Company had net investment losses of $1.0 million in 2018 compared to net investment gains of $2.5 million in 2017.  These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income increased $2.1 million in 2018 compared to 2017 primarily due to increased fee income from the Specialty Health segment, including PetPartners which was acquired in late March of 2017.

Other income decreased $7.9 million in 2018 compared to the same period in 2017 as a result of a $2.3 million impairment loss on an equity investment from its carried cost to its estimated fair value, and $2.1 million in losses in partnership investments in 2018, as well as fees received in 2017 related to the sale and exit of the Medical Stop-Loss business with no comparable amounts in 2018.

Insurance Benefits, Claims and Reserves

In 2018, insurance benefits, claims and reserves increased $9.2 million over the comparable period in 2017. The increase is primarily attributable to: (i) an increase of $30.2 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment, primarily due to $28.8 million in reserves associated with the new PFL rider (including an accrual for a potential risk adjustment payment of $7.0 million), as well as $3.2 million in increased DBL reserves due to state mandates, and $2.0 million in increased Group Term Life incurred benefits on higher loss ratios; partially offset by a decrease of $4.1 million in LTD reserves primarily due to lower loss ratios in 2018; (ii) an increase of $2.1 million in the Medical Stop Loss segment as a result of better experience on the run-out business in 2017 with no corresponding amount in 2018; and (iii) an increase of $.5 million in the individual life, annuities and other lines; partially offset by (iv) a decrease of $23.6 million in the Specialty Health segment primarily as a result of a decrease of $20.3 million in the STM line of business due to decreased premium volume and lower loss ratios, a decrease in benefits, claims and reserves related to the run-off of certain occupational accident and international lines of business of $5.0 million and $4.6 million, respectively, and a decrease of $1.1 million in the dental line due to lower premiums; partially offset by increases of $6.0 million in the group gap lines of business due to increased premium volume and $1.3 million in the pet lines.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $11.9 million over the comparable period in 2017. The increase is primarily attributable to: (i) an increase of $7.2 million in the Specialty Health line of business due to an increase in administrative and commission expenses related  to increased premium volume in hospital indemnity and group gap lines of business, increased agency expenses from PetPartners with only nine months of comparable expenses in 2017, and increased expenses at IHC

Specialty Benefits Inc. related to call center expansion costs; partially offset by a decrease in commissions and administrative fees in the STM and dental lines on lower premium volume and certain occupational accident and international lines of business in run-off; (ii) an increase of $7.0 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and premium taxes on PFL, DBL and LTD lines of business; and (iii) an increase of $.5 million in the Corporate segment largely due to changes in compensation and related expenses; partially offset by (iv) a $2.0 million decrease in expenses related to the Medical Stop Loss segment as a result of exiting this line of business and a decrease of (v) $.8 in the individual life, annuities and other segment.

Income Taxes

The effective tax (benefit) rate was 22.6% in 2018 compared to (48.7)% in 2017. The tax rate in 2018 is primarily the result of a 28% blended tax rate applicable to the first six months of 2018 as a result of the Company’s June 30 fiscal tax year, and the new 21% statutory tax rate applicable to the last six months of 2018, as a result of the 2017 Tax Act, partially offset by tax benefits recorded in connection with share-based compensation. In 2017, the Company: (i) completed its accounting for the impact of the Tax Act and recorded a deferred income tax expense of $9.4 million due to the re-measurement of deferred tax assets, liabilities and related valuation allowance; (ii) wound down the operations and dissolved a subsidiary recognizing an estimated $11.6 million income tax benefit on a worthless stock deduction of $33.1 million, representing the Company’s tax basis on its unrecovered investment in that subsidiary; and (iii) recorded a $20.3 million credit to federal income taxes in 2017 as a result of the reduction in AMIC’s valuation allowance for increased income projections and associated utilization of Federal net operating loss carryforwards. AMIC’s valuation allowance was due to the probability that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs").

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. The Insurance Group declared and paid $23.4 million and $18.0 million of cash dividends to Corporate in 2018 and 2017, respectively.

Corporate utilizes cash primarily for the payment of general overhead expenses, common stock dividends, and common stock repurchases.

Cash Flows

The Company had $30.8 million and $32.2 million of cash, cash equivalents and restricted cash as of December 31, 2018 and 2017, respectively.

Operating activities provided $36.0 million of cash. Investment activities utilized $27.7 million of cash, primarily for the purchases of investment securities and financing activities utilized $9.7 million of cash, of which $4.1 million was utilized for treasury share purchases and $3.7 million was utilized for payments of common stock dividends.

At December 31, 2018, the Company had $527.2 million of insurance liabilities that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the year ended December 31, 2018, cash received from the maturities and other repayments of fixed maturities was $32.8 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables from reinsurers of $368.7 million at December 31, 2018 compared to $380.6 million at December 31, 2017. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at December 31, 2018.

The $17.2 million increase in IHC’s stockholders' equity in 2018 is primarily due to $28.5 million of net income attributable to IHC reduced by $3.4 million of other comprehensive losses net of tax, attributable to IHC, by $4.0 million of treasury stock purchases and by $4.5 million of common stock dividends declared in 2018.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on fixed maturities available-for-sale securities totaled $11.6 million at December 31, 2018, 99.3% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company does not have any non-performing fixed maturity investments at December 31, 2018.

Certain fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies. The insurance, however, does not enhance the credit ratings on these securities. The following table summarizes the credit quality of our fixed maturity portfolio, as rated, at December 31, 2018:

Bond Ratings	As Rated

AAA	11.8%
AA	50.1%
A	33.9%
BBB	3.5%

Total Investment Grade	99.3%

BB or lower	0.7%

Total Fixed Maturities	100.0%

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

The Company reviews its investments regularly and monitors its investments continually for impairments, as discussed in Note 1(F) (v) of the Notes to Consolidated Financial Statements in Item 8 of this report. The Company did not record any other-than-temporary impairment losses in 2018 or 2017. At December 31, 2018, there were no securities with fair values less than 80% of their amortized cost.

The unrealized losses on fixed maturities available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2018. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, worsening of current economic conditions, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

All goodwill carrying amounts are evaluated for impairment at the reporting unit level which is equivalent to an operating segment. Goodwill was allocated to each reporting unit or operating segment at the time of acquisition.  At December 31, 2018, total goodwill was $50.7 million, all of which was attributable to the Specialty Health segment.

Based upon the goodwill impairment testing performed at December 31, 2018, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required.  Fair value exceeded carrying value by more than 10% in the Specialty Health segment.

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

At December 31, 2018, our market capitalization as of December 31, 2018 was above the sum of our reporting units’ fair values. However, if in the future we were to experience a sustained decline in our results of operations and cash flows, or other indicators of impairment become known, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Liability for Policy Benefits and Claims

The following table summarizes the prior year net favorable amount of policy benefits and claims incurred in 2018 according to the year in which it relates, together with the opening balances of the corresponding liability for policy benefits and claims (net of reinsurance recoverable) (in thousands):

	Policy Benefits and Claims	Prior Year Amount
	at January 1, 2018	Incurred in 2018

2017	$66,765	$(16,463)
2016	18,286	(985)
2015	9,421	(2,497)
2014 and Prior	32,075	38

Total	$126,547	$(19,907)

The following sections describe, for each segment, the unfavorable (favorable) development in the liability for policy benefits and claims experienced in 2018, together with the key assumptions and changes therein affecting the reserve estimates.

Specialty Health

The Specialty Health segment had a net favorable development of $10.7 million related to prior years primarily from: (i) $3.1 million of favorable development on hospital indemnity plan business due to the release of reserves from emerging favorable experience on business written in 2017 as a result of increased sales volume of this product from new production sources in 2017; (ii) $ 3.5 million of favorable development in short-term medical business as inventory levels decreased and paid claim activity was below the levels anticipated; (iii) $1.3 million of favorable development from the occupational accident and international lines in run-off; and, (iv) favorable development in other lines of Specialty Health business.

Group Disability

The Group Disability segment had a net favorable development of $6.3 million primarily due to $5.2 million of favorable development in LTD business as a result of a lower number of expected claims and greater number of expected terminations. The remaining favorable development is the result of better than expected experience on the DBL business.

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

Medical Stop-Loss

The Company experienced a net favorable development of $.3 million related to the Medical Stop-Loss segment. Our Medical Stop-Loss business is currently in run-off.

Life, Annuities and Other

All other lines, primarily life and other individual health products, experienced favorable development of $2.6 million. The favorable development in life reserves is primarily due to the group term life business developing better than expected claims incidence in the prior incurred years.

CAPITAL RESOURCES

Due to its strong capital ratios, broad licensing and excellent asset quality and credit-worthiness, the Insurance Group remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable. The Company has no long-term debt outstanding at December 31, 2018 or 2017.

OUTLOOK

For 2019, the Company anticipates that it will:

•Increase our “insuretech” footprint as a significant driver of growth through our recent acquisition of a cloud-based technology platform for individuals and small groups and licensing of a cloud-based platform for our expansion into the senior market.

•Expand on existing “insuretech” capabilities by: (i) developing our controlled distribution through additional call center and career advisor sales representatives and improved sales platforms, (ii) accessing products to be sold to the senior market both underwritten by our carriers and imported from other carriers, (iii) developing new product variations and bundles of ancillary products to meet the needs of individuals and small groups, (iv) expanding the newly acquired My1HR platform for sales of both individual and group products, and (v) expanding the distribution of our pet products and introduce innovative product changes.

•Expand its owned call center and career advisor channels. During the 2019 open enrollment period, our HealtheDeals call center employed up to 49 sales representatives in three locations, which is significantly larger than the prior year.  This is a highly scalable model subject to continuing to generate quality leads at an affordable price.  One of our call center’s key relationships is supporting inquiries received from members of USAA, an insurance, banking, and investment services provider serving millions of military members and their families.  We are also ramping up our organic lead generation capabilities and sources of paid leads, and making inroads into large affinity groups that will make our products available to their members.  In each case, our call center agents are able to offer a number of quality health insurance choices, including STM, hospital indemnity (“HIP”), dental and gap plans underwritten by IHC’s carriers as well as Affordable Care Act (“ACA”) and other products available through nationally recognized insurance companies. Greater access to leads has also made it possible to expand our network of career advisors, and we expect growth in this division in 2019 as we improve our systems and product offerings.

•Enter the senior market. Given the expansion of call center representatives and career advisors, we will expand our offerings to serve the rapidly expanding senior market.  Initially, we will import Medicare Supplement, Medicare Advantage, term life and final expense products from other carriers to supplement dental, vision and HIP products underwritten by IHC’s insurance companies.  Over time, we will explore filing some of the products that we don’t currently underwrite on IHC paper as well.  Over 10,000 people in the United States turn age 65 every day. We believe this affords us an outstanding sales opportunity outside of open enrollment for ACA plans.

•Incorporate our new cloud-based technology platforms and quoting and enrollment tools into our distributions. In January 2019, we acquired My1HR, a state-of-the-art quoting and cloud-based enrollment platform utilized by approximately 4,000 active users to manage the health insurance needs of their clients. As a web-based entity, this includes quoting and enrolling individuals in ACA plans as well as ancillary coverages.  In addition, My1HR is in the final stage of launching a cloud-based quoting and enrollment tool that is specifically designed for producers in the small group employer market. This new quoting and enrollment system will support group products for all IHC carriers as well as select group ACA and level funded health coverages from leading national health plans.

•Continue to diversify our sources of pet insurance premium through (i) the expansion of marketing efforts by our subsidiary, PetPartners, (ii) increased white-label distribution opportunities where PetPartners acts as administrator and Independence American is the risk taker, and (iii) increased premium for Independence American through our relationships as an underwriter for PetFirst, a company focused on shelters, rescues and animal welfare marketing space, and Pets Best, which excels on direct-to-consumer and veterinarian sales channels.

•Continue to increase our DBL/PFL premiums. Effective January 1, 2018, Standard Security Life began selling a new rider (“Paid Family Leave” or “PFL”) as part of our New York DBL policies.  This is a result of New York State requiring employers to provide PFL, which would cover job-protected paid leave to care for a new child or sick family member or to assist when someone is called to active military service.  This has more than doubled our DBL block. The PFL product rate is set by the NYSDFS and provides for a potential risk adjustment payment in the event the company has better experience than the industry.

•Achieve increases in both long-term and short-term disability premiums in 2019 generated from new distribution relationships.

•Accomplish increases in life and disability premium by developing additional strategic functional and distribution partnerships, broaden worksite portfolio, and enhance Business to Business to Consumer website functionality.

•Continue to evaluate strategic transactions. We plan to deploy some of our cash to make additional investments and acquisitions that will bolster existing or new lines of business.

•Continue to focus on administrative efficiencies.

Subject to making additional repurchases, acquisitions and investments, the Company will remain highly liquid in 2018 as a result of the continuing shorter duration of the portfolio. IHC has approximately $145.8 million in highly rated securities earning on average 2.0%; our portfolio as a whole is rated, on average, AA. The average duration of the Company’s portfolio is 4 years. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future.  A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

MARKET RISK

Not required for smaller reporting companies.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules on page 54.

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

With the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

 Our management identified no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness in our internal controls over financial reporting for income taxes as noted above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2019 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2019 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2019 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2019 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to IHC’s 2019 annual meeting of stockholders, which definitive proxy statement will be filed with the SEC.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 54.

(a) (3) EXHIBITS

See Exhibit Index on page 106.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2019.

INDEPENDENCE HOLDING COMPANY

REGISTRANT

By:/s/ Roy T. K. Thung

Roy T.K. Thung

Chief Executive Officer

(Principal Executive Officer)

By:/s/ Teresa A. Herbert

Teresa A. Herbert

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 15th day of March, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independence Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Holding Company and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, and changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independence Holding Company

Opinion on the Internal Control Over Financial Reporting

We have audited Independence Holding Company's (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 15, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Jacksonville, FL

March 15, 2019

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
DECEMBER 31,

	2018	2017

ASSETS:
Investments:
Short-term investments	$1,050	$50
Securities purchased under agreements to resell	12,063	10,269
Fixed maturities, available-for-sale	453,464	441,912
Equity securities	5,166	6,120
Other investments	13,192	18,547
Total investments	484,935	476,898

Cash and cash equivalents	26,173	26,465
Due and unpaid premiums	24,412	21,950
Due from reinsurers	368,731	380,593
Goodwill	50,697	50,697
Other assets	82,568	84,020

TOTAL ASSETS	$1,037,516	$1,040,623

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$160,115	$168,683
Future policy benefits	208,910	214,766
Funds on deposit	141,635	143,537
Unearned premiums	5,557	6,666
Other policyholders' funds	10,939	10,402
Due to reinsurers	3,613	3,808
Accounts payable, accruals and other liabilities	53,133	56,453

TOTAL LIABILITIES	583,902	604,315

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	2,183	2,065

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,878,248 and
14,890,285 shares outstanding	18,625	18,625
Paid-in capital	124,395	124,538
Accumulated other comprehensive loss	(8,310)	(4,598)
Treasury stock, at cost; 3,747,210 and 3,735,173 shares	(66,392)	(63,404)
Retained earnings	380,431	356,383

TOTAL IHC STOCKHOLDERS’ EQUITY	448,749	431,544
NONREDEEMABLE NONCONTROLLING INTERESTS	2,682	2,699

TOTAL EQUITY	451,431	434,243

TOTAL LIABILITIES AND EQUITY	$1,037,516	$1,040,623

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
YEARS ENDED DECEMBER 31,
	2018	2017
REVENUES:
Premiums earned	$321,248	$282,266
Net investment income	15,021	14,430
Fee income	18,900	16,765
Other income (loss)	(3,361)	4,494
Net investment gains (losses)	(1,033)	2,539

	350,775	320,494

EXPENSES:
Insurance benefits, claims and reserves	144,206	135,054
Selling, general and administrative expenses	169,028	157,104

	313,234	292,158

Income before income taxes	37,541	28,336
Income taxes (benefits)	8,488	(13,794)

Net income	29,053	42,130
(Income) from nonredeemable noncontrolling interests	(352)	(27)
(Income) from redeemable noncontrolling interests	(219)	(61)

NET INCOME ATTRIBUTABLE TO IHC	$28,482	$42,042

Basic income per common share	$1.92	$2.67

WEIGHTED AVERAGE SHARES OUTSTANDING	14,812	15,718

Diluted income per common share	$1.89	$2.63

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,104	16,008

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
YEARS ENDED DECEMBER 31,
	2018	2017

Net income	$29,053	$42,130
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	(4,272)	4,996
Tax expense (benefit) on unrealized gains on available-for-sale securities	(910)	1,815
Unrealized gains (losses) on available-for-sale securities, net of taxes	(3,362)	3,181

Other comprehensive income (loss), net of tax	(3,362)	3,181

COMPREHENSIVE INCOME, NET OF TAX	25,691	45,311

Comprehensive (income) loss, net of tax, attributable to noncontrolling interests
(Income) loss from noncontrolling interests in subsidiaries	(571)	(88)
Other comprehensive income, net of tax, attributable to noncontrolling interests	-	-

COMPREHENSIVE (INCOME) LOSS, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(571)	(88)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$25,120	$45,223

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data)

				ACCUMULATED					NONREDEEMABLE
				OTHER				TOTAL IHC	NONCONTROLLING
	COMMON STOCK		PAID-IN	COMPREHENSIVE	TREASURY STOCK, AT COST		RETAINED	STOCKHOLDERS'	INTERESTS IN	TOTAL
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	SHARES	AMOUNT	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2016	18,620,508	$18,620	$126,468	$(6,964)	(1,517,983)	$(17,483)	$315,918	$436,559	$2,697	$439,256
Net income							42,042	42,042	27	42,069
Other comprehensive income, net of tax				3,181				3,181	-	3,181
Repurchases of common stock					(2,289,502)	(46,527)		(46,527)	-	(46,527)
Common stock dividends ($0.16 per share)							(2,392)	(2,392)	-	(2,392)
Share-based compensation	4,950	5	(1,930)		72,312	606		(1,319)	-	(1,319)
Distributions to noncontrolling interests								-	(25)	(25)
Reclassification of the stranded tax effects
in accumulated other comprehensive income				(815)			815	-	-	-

BALANCE AT DECEMBER 31, 2017	18,625,458	$18,625	$124,538	$(4,598)	(3,735,173)	$(63,404)	$356,383	$431,544	$2,699	$434,243
Cumulative effects of new accounting principles				(350)			34	(316)	(97)	(413)
Net income							28,482	28,482	352	28,834
Other comprehensive loss, net of tax				(3,362)				(3,362)	-	(3,362)
Repurchases of common stock					(135,311)	(4,019)		(4,019)	-	(4,019)
Common stock dividends ($0.30 per share)							(4,468)	(4,468)	-	(4,468)
Share-based compensation			(143)		123,274	1,031		888	-	888
Distributions to noncontrolling interests								-	(272)	(272)

BALANCE AT DECEMBER 31, 2018	18,625,458	$18,625	$124,395	$(8,310)	(3,747,210)	$(66,392)	$380,431	$448,749	$2,682	$451,431

See accompanying notes to consolidated financial statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
YEARS ENDED DECEMBER 31,
	2018	2017
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$29,053	$42,130
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	982	340
Net investment (gains) losses	1,033	(2,539)
Equity (income) loss from equity method investments	2,111	(1,846)
Impairment loss	2,275	-
Depreciation and amortization	2,852	1,920
Deferred tax expense (benefit)	4,063	(9,746)
Other	6,644	6,535
Changes in assets and liabilities:
Change in insurance liabilities	(15,660)	(90,065)
Change in amounts due from reinsurers	11,862	59,692
Change in claim fund balances	(249)	10,868
Change in current income tax liability	1,112	(5,979)
Change in due and unpaid premiums	(2,462)	20,946
Other operating activities	(7,599)	372

Net change in cash from operating activities	36,017	32,628

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	(999)	6,849
Net (purchases) sales of securities under resale agreements	(1,794)	18,693
Sales of equity securities	698	-
Sales of fixed maturities	72,905	193,930
Maturities and other repayments of fixed maturities	32,813	28,355
Purchases of fixed maturities	(126,529)	(210,694)
Payments to acquire business, net of cash acquired	-	(12,323)
Distributions from other investments	-	5,246
Purchases of other investments	-	(602)
Other investing activities	(4,784)	(1,854)

Net change in cash from investing activities	(27,690)	27,600

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(4,140)	(46,401)
Withdrawals of investment-type insurance contracts	(1,432)	(1,736)
Dividends paid	(3,712)	(1,928)
Proceeds from stock options exercised	856	-
Payments related to tax withholdings for sharebased compensation	(905)	(1,659)
Other financing activities	(384)	(25)

Net change in cash from financing activities	(9,717)	(51,749)

Net change in cash, cash equivalents and restricted cash	(1,390)	8,479
Cash, cash equivalents and restricted cash, beginning of year	32,197	23,718

Cash, cash equivalents and restricted cash, end of period	$30,807	$32,197

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 61% of IHC's outstanding common stock at December 31, 2018.

(B)Basis of Presentation

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

(C)Reclassifications

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

(E) Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("resale agreements") are carried at the amounts at which the securities will be subsequently resold as specified in the agreements. Resale agreements are utilized to invest excess funds on a short-term basis. At December 31, 2018, the Company had $12,063,000 invested in resale agreements, all of which settled on January 2, 2019 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis (102% is required) and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

(F)Investment Securities

(i) Investments in fixed maturities, redeemable preferred securities and equity securities are accounted for as follows:

(a) Equity securities with readily determinable fair values are carried at estimated fair value ("fair value").  Changes in fair value are credited or charged, as appropriate, to net investment gains (losses) in the Consolidated Statements of Income.

(b) Fixed maturities, including redeemable preferred securities, that are not held for trading purposes and may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary, net of deferred income taxes, are credited or charged, as appropriate, to other comprehensive income or loss. Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity.

(ii) Dividend income from investments in equity securities are included in net investment income in the Consolidated Statements of Income.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification and are recorded in net investment gains (losses) in the Consolidated Statements of Income on the trade date.

(iv) Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments. Most of the securities in our portfolio are classified in either Level 1 or Level 2 of the Fair Value Hierarchy.

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

(v) The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. The factors considered by management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Income, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss). It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of fixed maturities available-for-sale that were previously impaired, are recorded in other comprehensive income (loss).

In certain circumstances, due to cash flow requirements, market conditions or changes in the condition of a specific security, the Company may deem it prudent to sell a security before the anticipated recovery of its remaining amortized cost basis.

(G)Other Investments

Other investments primarily consist of limited partnership interests carried on the equity method, which approximates the Company's equity in the underlying net assets of the partnership. Equity income or loss on partnership interests is credited or charged, as appropriate, to the Consolidated Statements of Income.

Other investments also include equity investments without readily determinable fair values which are carried at their cost minus impairment, if any. Impairment indicators the Company may consider in its evaluation of whether an impairment exists include, but are not limited to: (i) significant deterioration in earnings or performance of the investee; (ii) significant adverse changes in market, regulatory or economic conditions; (iii) a bona fide offer to purchase, or an offer by the investee to sell, for an amount less than the carrying amount of the investment; and (iv) factors that raise concerns about the investee’s ability to continue as a going concern. Dividends received from equity investments carried at cost are recognized in earnings.

(H)Property and Equipment

Property and equipment of $3,947,000 and $2,786,000 are included in other assets at December 31, 2018 and 2017, respectively, net of accumulated depreciation and amortization of $5,468,000 and $4,188,000, respectively.

Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Any impairment of long-lived assets would be charged to expense. The Company had no impairments of long-lived assets in either 2018 or 2017.

(I) Goodwill and Other Intangible Assets

Goodwill carrying amounts are evaluated for impairment, at least annually on December 31 each year, at the reporting unit level that is equivalent to an operating segment. If the fair value of a reporting unit is less than its carrying amount, further evaluation is required to determine if a write-down of goodwill is required. In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method that included a residual value.  Based on historical experience, we make assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit. Any impairment of goodwill would be charged to expense.

Other intangible assets are amortized to expense over their estimated useful lives and are subject to impairment testing. Any impairment of other intangible assets would be charged to expense.

(J)Insurance Liabilities

Policy Benefits and Claims

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, where material, including legal, other fees, and costs not associated with specific claims but related to the claims payment function), for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions.  Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company’s reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company’s results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments. The Company's estimate of loss represents management's best estimate of the Company's liability at the balance sheet date.

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

Disability and Paid Family Leave

The Company’s disability business is primarily comprised of New York short-term disability (“DBL”) and group disability.

With respect to DBL, the liability for policy benefits and claims for the most recent quarter of earned premium is established using a Net Loss Ratio methodology.  The Net Loss Ratio is determined by applying the completed prior four quarters of historical Net Loss Ratios to the last quarter of earned premium.  Policy benefits and claims associated with the premium earned prior to the last quarter are established using a completion factor methodology. The completion factors are developed using the historical payment patterns for DBL. There have been no significant changes to methodologies and assumptions from the prior year. With respect to PFL, policy benefits and claims associated with the premiums earned are established using a completion factor methodology. As this is the first year of this product, the completion factors used were based on the PFL payment patterns developed during 2018 supplemented with an estimated maturity factor to account for run-out longer than 12 months. Since the NYSDFS established a risk adjustment program, the Company is required to record in its financial statements an accrual for a potential payment to, or recovery from, the risk adjustment program depending on how its loss ratio compares to the industry wide loss ratio. To determine the amount of this risk adjustment, knowledge of industry wide performance is necessary.  Unfortunately, the NYSDFS does not share the industry loss ratio data for the current reporting year until the following year.  However, the Company uses available unaudited industry information to make its best estimate of its potential payment under the risk adjustment program until actual information is available.

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

Management believes that the Company's methods of estimating the liabilities for future policy benefits provided appropriate levels of reserves at December 31, 2018. Changes in the Company's future policy benefits estimates are recorded through a charge or credit to its earnings.

Funds on Deposit

Funds received (net of mortality and expense charges) for certain long-duration contracts (principally deferred annuities and universal life policies) are credited directly to a policyholder liability account, funds on deposit. Withdrawals are recorded directly as a reduction of respective policyholders' funds on deposit. Amounts on deposit were credited at annual rates ranging from 3.0% to 6.0% in both 2018 and 2017.

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

Interest and penalties, if any, are included in income tax expense in the Consolidated Statements of Income.

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

(N)Fee Income Revenue Recognition

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at December 31, 2018. Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material.

(O)Income Per Common Share

Income per common share is computed using the treasury stock method.

(P)Share-Based Compensation

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

(Q)Recent Accounting Pronouncements

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

In January 2016, the FASB issued guidance that eliminates the requirement to classify equity securities with readily determinable fair values as trading or available-for-sale. The guidance requires equity securities, other than those that result in consolidation or are accounted for under the equity method (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies), to be measured at fair value with changes in the fair value recognized through net income, simplifies the impairment assessment of equity securities without readily determinable fair values and requires changes in disclosure requirements. The amendments in this guidance were applied by means of a cumulative-effect adjustment of $340,000 credit to retained earnings as of January 1, 2018. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) have been applied prospectively to equity investments that existed as of January 1, 2018.

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Substantially all of the Company’s revenue sources are excluded from the scope of the standard. For those revenue sources within the scope of the standard (included in the Fee income line of the Consolidated Statement of Income), there were no material changes in the timing or measurement of revenues. The amendments in this guidance were applied retrospectively with a cumulative effect adjustment on January 1, 2018, and as such, the Company recorded $552,000 of contract assets and $1,094,000 of deferred revenues, which are included on the Consolidated Balance Sheet in other assets and accounts payable, accruals and other liabilities. The overall net impact on retained earnings was a charge of $306,000, after the effects of taxes and noncontrolling interests.

Recently Issued Accounting Standards Not Yet Adopted

In October 2018, the FASB issued guidance for determining whether a decision making fee is a variable interest and requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest. The amendments in this guidance are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments in this guidance should be applied retrospectively through a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 2.Income Per Common Share

Included in the diluted earnings per share calculation for 2018 and 2017 are 292,000, and 290,000 of incremental common shares, respectively, primarily from the dilutive effect of share-based payment awards.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	December 31,
	2018	2017

Cash and cash equivalents	$26,173	$26,465
Restricted cash included in other assets	4,634	5,732

Total cash, cash equivalents and restricted cash	$30,807	$32,197

Restricted cash includes insurance premiums collected from insureds that are pending remittance to insurance carriers and/or payment of insurance claims and commissions to third party administrators. These amounts are required to be set aside by contractual agreements with the insurance carriers and are included in other assets on the Consolidated Balance Sheets.

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	December 31, 2018
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$202,194	$701	$(5,406)	$197,489
CMOs – residential (1)	6,092	-	(252)	5,840
U.S. Government obligations	63,231	1	(423)	62,809
Agency MBS – residential (2)	3	-	-	3
GSEs (3)	6,596	-	(110)	6,486
States and political subdivisions	172,860	302	(5,228)	167,934
Foreign government obligations	7,039	51	(46)	7,044
Redeemable preferred stocks	5,970	-	(111)	5,859

Total fixed maturities	$463,985	$1,055	$(11,576)	$453,464

	December 31, 2017
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$148,996	$298	$(2,847)	$146,447
CMOs - residential (1)	6,857	-	(180)	6,677
U.S. Government obligations	85,510	-	(396)	85,114
Agency MBS - residential (2)	14	-	-	14
GSEs (3)	9,887	-	(205)	9,682
States and political subdivisions	182,664	598	(3,619)	179,643
Foreign government obligations	4,227	13	(90)	4,150
Redeemable preferred stocks	10,006	179	-	10,185

Total fixed maturities	$448,161	$1,088	$(7,337)	$441,912

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$34,632	$34,550
Due after one year through five years	184,330	181,911
Due after five years through ten years	141,678	137,931
Due after ten years	90,654	86,743
Fixed maturities with no single maturity date	12,691	12,329

	$463,985	$453,464

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	December 31, 2018

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$46,988	$1,045	$108,738	$4,361	$155,726	$5,406
CMOs - residential	847	37	4,993	215	5,840	252
U.S. Government obligations	6,138	15	31,693	408	37,831	423
GSEs	-	-	6,478	110	6,478	110
States and political subdivisions	33,021	522	113,297	4,706	146,318	5,228
Foreign government obligations	-	-	2,835	46	2,835	46
Redeemable preferred stocks	5,859	111	-	-	5,859	111

Fixed maturities in an
unrealized loss position	$92,853	$1,730	$268,034	$9,846	$360,887	$11,576

Number of fixed maturities in an
unrealized loss position	47		115		162

	December 31, 2017

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$85,642	$1,250	$44,640	$1,597	$130,282	$2,847
CMOs - residential	1,381	45	5,237	135	6,618	180
U.S. Government obligations	75,811	198	9,302	198	85,113	396
GSEs	-	-	9,669	205	9,669	205
States and political subdivisions	83,682	1,348	66,617	2,271	150,299	3,619
Foreign government obligations	2,959	90	-	-	2,959	90

Fixed maturities in an
unrealized loss position	$249,475	$2,931	$135,465	$4,406	$384,940	$7,337

Number of fixed maturities in an
unrealized loss position	60		76		136

Substantially all of the unrealized losses on fixed maturities available-for-sale at December 31, 2018 and 2017 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	2018	2017

Fixed maturities	$13,826	$13,397
Equity securities	595	613
Cash, cash equivalents and other short-term investments	308	264
Other	420	221

Investment income, gross	15,149	14,495
Investment expenses	(128)	(65)

Net investment income	$15,021	$14,430

Net investment gains (losses) are as follows for years indicated (in thousands):

	2018	2017

Realized gains (losses):
Fixed maturities available-for-sale	$(775)	$2,640
Equity securities	(7)	-

Total realized gains (losses) on debt and equity securities	(782)	2,640
Unrealized gains (losses) on equity securities	(249)	(102)

Gains (losses) on debt and equity securities	(1,031)	2,538
Gains (losses) on other investments	(2)	1

Net investment gains (losses)	$(1,033)	$2,539

For the years ended December 31, 2018 and 2017, the Company realized gross gains of $531,000 and $3,870,000, respectively, and gross losses of $1,306,000 and $1,230,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

We recognize other-than-temporary impairment losses on fixed maturities available-for-sale in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). The Company did not recognize any other-than-temporary impairments on available-for-sale securities in 2018 or 2017.

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

Trading securities:

Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$197,489	$-	$197,489
CMOs - residential	-	5,840	-	5,840
US Government obligations	-	62,809	-	62,809
Agency MBS - residential	-	3	-	3
GSEs	-	6,486	-	6,486
States and political subdivisions	-	166,225	1,709	167,934
Foreign government obligations	-	7,044	-	7,044
Redeemable preferred stocks	5,859	-	-	5,859
Total fixed maturities	5,859	445,896	1,709	453,464

Equity securities:
Common stocks	2,366	-	-	2,366
Nonredeemable preferred stocks	2,800	-	-	2,800
Total equity securities	5,166	-	-	5,166

Total Financial Assets	$11,025	$445,896	$1,709	$458,630

	December 31, 2017
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$146,447	$-	$146,447
CMOs - residential	-	6,677	-	6,677
US Government obligations	-	85,114	-	85,114
Agency MBS - residential	-	14	-	14
GSEs	-	9,682	-	9,682
States and political subdivisions	-	177,767	1,876	179,643
Foreign government obligations	-	4,150	-	4,150
Redeemable preferred stocks	10,185	-	-	10,185
Total fixed maturities	10,185	429,851	1,876	441,912

Equity securities:
Common stocks	2,490	-	-	2,490
Nonredeemable preferred stocks	3,630	-	-	3,630
Total equity securities	6,120	-	-	6,120

Total Financial Assets	$16,305	$429,851	$1,876	$448,032

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

The following table presents the changes in fair value of our Level 3 financial assets for the years indicated (in thousands):

	2018		2017
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,876	$1,876	$2,033	$2,033

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(30)	(30)	(35)	(35)

Repayments and amortization of
fixed maturities	(137)	(137)	(122)	(122)

Balance at end of period	$1,709	$1,709	$1,876	$1,876

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	December 31, 2018			December 31, 2017
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$1,050	$-	$1,050	$50	$-	$50

FINANCIAL LIABILITIES:
Funds on deposit	$-	$141,662	$141,635	$-	$143,702	$143,537
Other policyholders’ funds	-	10,939	10,939	-	10,402	10,402

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

Other Policyholders’ Funds

Other policyholders’ funds are primarily credited with current market interest rates resulting in a fair value which approximates the carrying amount.

Note 6.Other Investments, Including Variable Interest Entities

Other investments consist of the following for the periods indicated (in thousands):

	December 31,
	2018	2017

Equity method investments	$12,308	$15,385
Equity investments carried at cost less impairments	850	3,125
Other investments and securities, at cost	34	37

	$13,192	$18,547

In the fourth quarter of 2018, the Company recorded an impairment loss amounting to $2,275,000 related to an equity investment, previously carried at cost, as a result of a bona fide offer to purchase the investment for less than the carrying amount. The impairment loss is included in other income on the Consolidated Statements of Income. In 2017, the Company received a $5,246,000 cash distribution from an equity method investment representing a return of capital.

Included in equity method investments above is our investment in Ebix Health Exchange. Ebix Health Exchange administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange is $6,425,000 and $8,188,000 at December 31, 2018 and 2017, respectively, and the Company recorded $(1,763,000) and $629,000, respectively, of equity income (loss) from its investment for the years ended December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Company’s Consolidated Balance Sheets includes $1,842,000 and $1,859,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $910,000 and $1,139,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively.  For the years ended December 31, 2018 and 2017, the Company’s Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange, which are included in fee income and selling, general and administrative expenses, of $7,779,000 and $10,306,000, respectively.

Variable Interest Entities

Other investments at December 31, 2018 and 2017 include $2,874,000 and $3,993,000, respectively, of noncontrolling interests in certain limited partnerships that we have determined to be Variable Interest Entities (“VIEs”).  The aforementioned VIEs are not required to be consolidated in the Company’s consolidated financial statements as we are not the primary beneficiary since we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance.

The Company will periodically reassess whether it is the primary beneficiary in any of these investments. The reassessment process will consider whether it has acquired the power to direct the most significant activities of the VIEs through changes in governing documents or other circumstances. The Company’s maximum loss exposure is limited to the combined $2,874,000 carrying value in these equity investments and the Company has no future funding obligations to them.

Note 7.Acquisition

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

Note 8.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $50,697,000 at both December 31, 2018 and December 31, 2017, all of which is attributable to the Specialty Health Segment.

The Company has net other intangible assets of $13,163,000 and $14,669,000 at December 31, 2018 and 2017, respectively, which are included in other assets in the Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	December 31, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$17,253	$13,419	$17,253	$12,140
Domain	1,000	225	1,000	125
Software systems	780	203	780	76
Total finite-lived	$19,033	$13,847	$19,033	$12,341

	December 31,
	2018	2017
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

As discussed in Note 7, in connection with the acquisition of PetPartners in 2017, the Company recorded $9,124,000 of goodwill and $5,880,000 of intangible assets associated with the Specialty Health segment. None of the goodwill is deductible for income tax purposes.

Amortization expense was $1,506,000 and $1,333,000 for the years ended December 31, 2018 and 2017, respectively. Estimated amortization expense for each of the next five years is as follows (in thousands):

Amortization
Year	Expense

2019	$1,138
2020	862
2021	667
2022	579
2023	524

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

The effects of reinsurance on premiums earned and insurance benefits, claims and reserves are shown below for the periods indicated (in thousands).

		ASSUMED	CEDED
	GROSS	FROM OTHER	TO OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT

Premiums Earned:

December 31, 2018
Accident and health	$281,787	$112	$20,632	$261,267
Life and annuity	55,303	577	37,360	18,520
Property and liability	41,846	-	385	41,461
	$378,936	$689	$58,377	$321,248

December 31, 2017
Accident and health	$249,134	$7,574	$32,290	$224,418
Life and annuity	56,194	795	38,899	18,090
Property and liability	40,139	-	381	39,758
	$345,467	$8,369	$71,570	$282,266

Insurance benefits, claims and reserves:

December 31, 2018	$188,319	$1,111	$45,224	$144,206
December 31, 2017	$199,063	$5,965	$69,974	$135,054

Note 10.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated IBNR reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	2018	2017

Balance at beginning of year	$168,683	$219,113
Less: reinsurance recoverable	42,136	88,853
Net balance at beginning of year	126,547	130,260

Amount incurred, related to:
Current year	166,899	147,603
Prior years	(19,907)	(8,008)

Total incurred	146,992	139,595

Amount paid, related to:
Current year	97,168	80,839
Prior years	54,378	62,469

Total paid	151,546	143,308

Net balance at end of year	121,993	126,547
Plus: reinsurance recoverable	38,122	42,136
Balance at end of year	$160,115	$168,683

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $19,907,000 in 2018 related to prior years consists of favorable developments of $10,716,000 in the Specialty Health reserves, $6,332,000 in group disability reserves, $2,575,000 in the group term life, other life, annuities and other reserves, and $284,000 in Medical Stop-Loss reserves. Specialty Health had net favorable development primarily from: (i) the release of reserves due to emerging favorable experience on hospital indemnity plan business written in 2017 on increased sales volume of this product; (ii) short-term medical business as inventory levels decreased during 2018 and paid claim activity was below the levels anticipated; and, (iii) favorable development in other lines of Specialty Health business. The overall net favorable development of $8,008,000 in 2017 related to prior years consists of favorable developments of $3,742,000 in group disability reserves, $3,084,000 in the group term life, other life, annuities and other reserves, and $2,607,000 in Medical Stop-Loss reserves, partially offset by an unfavorable development of $1,425,000 in the Specialty Health reserves.

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

Specialty Health Segment –Claims Development
						December 31, 2018
	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance					Incurred But	Cumulative
	For the years ended December 31,					Not Reported	Number of
Accident	2014	2015	2016	2017		Plus Expected	Reported
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2018	Development	Claims
							(Actual)
2014	$146,060	140,139	141,869	142,110	$142,088	$606	477,729
2015		104,497	100,988	101,241	100,642	1,045	470,236
2016			85,426	86,446	86,244	3,261	522,215
2017				87,070	77,214	3,547	565,213
2018					74,652	28,078	550,406
Total					$480,840

Specialty Health Segment –Claims Development

	Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
Accident	2014	2015	2016	2017
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2018

2014	$103,064	134,557	139,162	140,371	$141,482
2015		70,090	94,757	97,603	99,364
2016			45,454	78,611	82,983
2017				49,289	73,667
2018					46,574

Total					$444,070

Outstanding policy benefits and claims payable before 2014, net of reinsurance					258

Total policy benefits and claims, net of reinsurance					$37,028

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

The following is supplementary information about the average historical policy claims duration for the Specialty Health segment as of December 31, 2018:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5
Specialty Health Segment	64.2%	29.2%	3.7%	1.3%	0.8%

The liability for policy benefits and claims associated with the Company’s health insurance lines are embedded within the Specialty Health segment. The table below summarizes the components of the change in the liability for policy benefits and claims that are specific to the health insurance claims that are included in our Specialty Health segment for the periods indicated (in thousands).

	Specialty Health Segment
	Health Insurance Claims
	2018	2017

Balance at beginning of year	$32,904	$27,183
Less: reinsurance recoverable	762	1,179
Net balance at beginning of year	32,142	26,004

Amount incurred, related to:
Current year	47,143	54,333
Prior years	(9,000)	158

Total incurred	38,143	54,491

Amount paid, related to:
Current year	24,422	24,370
Prior years	20,646	23,983

Total paid	45,068	48,353

Net balance at end of year	25,217	32,142
Plus: reinsurance recoverable	851	762
Balance at end of year	$26,068	$32,904

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims was $25,217,000 at December 31, 2018.

Group Disability, Life, DBL and PFL Segment

The following tables provide undiscounted information about net incurred and paid claims development by accident year for significant short-duration contract liabilities for policy benefits and claims related to our DBL, PFL and group disability policy claims (in thousands).  All amounts are shown net of reinsurance. Refer to Note 1 for information on the methods we use to estimate IBNR plus expected development, as well as changes to those methodologies.

One year of claims development data is presented for our DBL and PFL claim liabilities since claims are developed in less than six months to one year. The liability for IBNR plus expected development related to our DBL and PFL business was $20,361,000 at December 31, 2018, and it includes an accrual for a potential risk adjustment payment of $7,000,000 associated with the PFL rider due to expected better than industry claims experience. The cumulative number of reported claims was approximately 17,000 at December 31, 2018 and consists of the number of claims either paid or accrued.

Group disability, life, DBL and PFL Segment – DBL/PFL Claims Development
Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
For the year ended December 31,

Accident
Year		2018

2018	Total	$50,613

Group disability, life, DBL and PFL Segment – DBL/PFL Claims Development
Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the year ended December 31,

Accident
Year		2018

2018	Total	$30,252

	Total policy benefits and claims, net of reinsurance	$20,361

Nine years of undiscounted claims development data is presented for our group disability contract liabilities (in thousands) and we will add one year going forward for each subsequent year until we reach ten years of disclosure. In addition, total IBNR plus expected development on reported claims by accident year is presented with the cumulative number of reported claims (in thousands, except number of reported claims). Certain information about incurred and paid claims is presented as supplementary information and unaudited where indicated.

Group disability. Life, DBL and PFL Segment – Group Disability Claims Development
										December 31, 2018
	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance									Incurred But	Cumulative
	For the years ended December 31,									Not Reported	Number of
Accident	2010	2011	2012	2013	2014	2015	2016	2017		Plus Expected	Reported
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2018	Development	Claims
											(Actual)
2010	$11,990	10,561	6,263	4,245	3,965	3,030	6,599	7,239	$6,938	$-	2,311
2011		18,558	16,948	16,166	15,271	15,730	16,672	16,712	16,516	-	2,337
2012			15,356	13,708	12,187	12,177	12,585	12,472	12,161	87	2,263
2013				32,952	30,832	29,893	32,070	31,664	31,378	234	2,629
2014					16,314	13,322	14,792	14,414	14,311	360	2,783
2015						25,335	19,247	16,630	14,705	474	3,252
2016							28,450	28,568	27,359	733	3,496
2017								29,897	26,021	1,655	3,765
2018									29,766	10,165	3,101
Total									$179,155

Group disability, life, DBL and PFL Segment – Group Disability Claims Development

	Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
Accident	2010	2011	2012	2013	2014	2015	2016	2017
Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2018

2010	$3,197	8,200	9,799	10,345	10,762	11,284	11,797	12,200	$12,565
2011		3,252	8,191	9,622	10,186	10,737	11,363	11,993	12,522
2012			3,069	7,003	8,033	8,591	8,997	9,509	9,924
2013				5,454	12,541	16,424	19,428	21,536	23,460
2014					3,663	8,466	9,919	10,623	11,142
2015						6,825	14,034	16,634	17,203
2016							8,333	16,379	19,269
2017								8,459	16,139
2018									8,417

Total									$130,642

Outstanding policy benefits and claims payable before 2010, net of reinsurance									19,761

Total policy benefits and claims, net of reinsurance									$68,274

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

Unpaid claim liabilities related to our group disability policies is presented at present value. The following is additional information on unpaid claims liabilities presented at present value (in thousands):

	Carrying Value of		Aggregate Amount
	Unpaid Claim Liabilities		of Discount
	December 31,		December 31
	2018	2017	2018	2017

Group disability	$57,510	$60,724	$10,764	$11,707

Discount rates for each of the years ended December 31, 2018 and 2017 ranged from 3% to 6%. Insurance benefits, claims and reserves on the Consolidated Statements of Income for the years ended December 31, 2018 and 2017 include the accretion of interest amounting to $1,617,000 and $1,706,000, respectively.

The following is supplementary information about the average historical claims duration for our group disability business as of December 31, 2018:

Group Disability
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)

Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
17.5%	22.4%	7.0%	3.2%	2.2%	2.1%	1.1%	0.7%	0.4%

The following table reconciles the above disclosures of undiscounted net incurred and paid claims development for significant short-duration contract liabilities to the liability for policy benefits and claims on the consolidated balance sheet (in thousands).

December 31, 2018

Net outstanding balances:
Specialty Health Segment	$37,028
DBL/PFL	20,361
Group disability	68,274
Other short-duration insurance lines	6,986

Policy benefits and claims, net of reinsurance	132,649

Reinsurance recoverable on unpaid claims:
Specialty Health Segment	1,335
DBL/PFL	719
Group disability	24,712
Other short-duration insurance lines	4,768

Reinsurance recoverable on unpaid claims	31,534

Insurance lines other than short-duration	6,696
Aggregate discount	(10,764)

Total policy benefit and claims	$160,115

Note 11.Income Taxes

IHC and its subsidiaries file a consolidated Federal income tax return on a June 30 fiscal year.

The provision for income tax expense (benefit) attributable to income from continuing operations, as shown in the Consolidated Statements of Income, is as follows for the years indicated (in thousands):

	2018	2017

CURRENT:
U.S. Federal	$3,897	$(4,077)
State and Local	528	29
	4,425	(4,048)

DEFERRED:
U.S. Federal	4,077	(9,780)
State and Local	(14)	34
	4,063	(9,746)

	$8,488	$(13,794)

Taxes computed at the Federal statutory rates of 21% and 35% attributable to pretax income for the years ended December 31, 2018 and 2017, respectively, are reconciled to the Company's actual income tax expense (benefit) as follows for the years indicated (in thousands):

	2018	2017

Tax computed at the statutory rate	$7,884	$9,918
Dividends received deduction and tax
exempt interest	(187)	(423)
State and local income taxes, net of Federal effect	406	42
Subsidiary stock basis write-off	-	(11,589)
Health insurer compensation limit	665	192
Impact of enacted tax reform	1,190	9,402
AMIC valuation allowance adjustment	-	(20,261)
Sharebased compensation	(844)	(867)
Other, net	(626)	(208)

Income tax expense (benefit)	$8,488	$(13,794)

In 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%. We are required to recognize the income tax effect of a change in tax rates in the period the tax rate change is enacted. As the result of IHC’s June 30 fiscal tax year, the Tax Act subjected IHC to a blended tax rate of 28% for its fiscal tax year ended June 30, 2018 causing a difference of $1,190,000 in expected tax expense (calculated using a statutory rate of 21%) for the calendar year ended December 31, 2018. For the year ended December 31, 2017, there was no impact of the Tax Act’s blended tax rate on current income tax expense due to IHC’s NOL carryforward position at December 31, 2017. The Company did however record a one-time, non-cash charge to deferred income tax expense of $9,402,000 for the year ended December 31, 2017 as a result of the change in the enacted statutory tax rate.

As a result of the winding down of operations and dissolution of IHC Administrative Services, Inc. (“IHC AS”), a subsidiary of IHC, in 2017, the Company recognized an estimated $11,589,000 income tax benefit on a worthless stock deduction of $33,110,000 representing the Company’s tax basis in its unrecovered investment in IHC AS.

Temporary differences between the Consolidated Financial Statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities at December 31, 2018 and 2017 are summarized below (in thousands). The net deferred tax asset or liability is included in Other Assets or Other Liabilities, as appropriate, in the Consolidated Balance Sheets. IHC and its subsidiaries, excluding AMIC and its subsidiaries, considered the reversal of deferred tax liabilities and projected future taxable income in determining that a valuation allowance was not necessary on their deferred tax assets at December 31, 2018 or 2017. The net deferred tax asset relative to AMIC and its subsidiaries included in other assets on IHC’s Consolidated Balance Sheets at December 31, 2018 and 2017 was $14,191,000 and $18,602,000, respectively.

	2018	2017
DEFERRED TAX ASSETS:
Unrealized losses on investment securities	$2,210	$1,222
Investment write-downs	48	48
Loss carryforwards	25,708	30,928
Other	2,005	1,938
Total gross deferred tax assets	29,971	34,136
Less AMIC valuation allowance	(9,394)	(9,394)

Net deferred tax assets	20,577	24,742

DEFERRED TAX LIABILITIES:
Deferred insurance policy acquisition costs	(56)	(105)
Insurance reserves	(2,801)	(3,252)
Goodwill and intangible assets	(3,583)	(4,115)
Other	(1,508)	(1,625)

Total gross deferred tax liabilities	(7,948)	(9,097)

Net deferred tax asset	$12,629	$15,645

At December 31, 2018, AMIC and its subsidiaries had Federal SRLY NOL carryforwards of approximately $124,514,000, which expire in varying amounts through the year 2034, with a significant portion expiring in 2020.

AMIC’s valuation allowance at December 31, 2018 and 2017 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable. In 2017, the Company decreased AMIC’s valuation allowance by $20,261,000 for an increase in projected income and associated utilization of Federal net operating losses allocated to operations and by $6,263,000 as a result of the change in enacted tax rates.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that IHC and its subsidiaries, including AMIC and its subsidiaries, will realize the benefits of these net deferred tax assets recorded at December 31, 2018. As of December 31, 2018, IHC and its subsidiaries, and AMIC and its subsidiaries, believe there were no material uncertain tax positions that would require disclosure under U.S. GAAP.

Interest expense and penalties for the years ended December 31, 2018 and 2017 are insignificant. Tax years ending June 30, 2015 and forward are subject to examination by the Internal Revenue Service.

The Company’s 2015 consolidated income tax return was selected for examination by the Internal Revenue Service.

Net cash payments (receipts) for income taxes were $1,303,000 and $397,000 in 2018 and 2017, respectively.

Note 12.Stockholders’ Equity

Treasury Stock

In 1991, IHC initiated a program of repurchasing shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. At December 31, 2018, there were 1,855,747 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

In 2018, the Company repurchased 135,311 shares of its common stock for an aggregate cost of $4,019,000. All of the shares were purchased in the open market. In 2017, the Company repurchased 2,289,502 shares of its common stock for an aggregate cost of $46,527,000. Of that amount, 703,000 shares were repurchased in private transactions for an aggregate cost of $13,975,000; 1,385,118 shares were repurchased for an aggregate cost of $27,702,000 pursuant to the terms of a tender offer; and the remaining shares were repurchased in the open market.

The Company issued 123,274 and 72,312 shares from treasury stock in 2018 and 2017, respectively, as a result of option exercises and the vesting of restricted stock units during the period.

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

Changes in the balances for each component of accumulated other comprehensive income (loss), shown net of taxes, for the years indicated were as follows (in thousands):

	2018	2017

Beginning balance	$(4,598)	$(6,964)

Cumulative-effect of new accounting principles	(350)	-

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(3,974)	4,892
Amounts reclassified from accumulated OCI	612	(1,711)
Net other comprehensive income (loss)	(3,362)	3,181

Reclassification of the stranded tax effects in accumulated
other comprehensive income	-	(815)

Ending balance	$(8,310)	$(4,598)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the years indicated (in thousands):

	2018	2017

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$775	$2,640

Income (loss) before income tax	775	2,640
Tax effect	163	929

Net income (loss)	$612	$1,711

Note 13.Share-Based Compensation

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

At December 31, 2018, there were 821,400 shares available for future stock-based compensation grants under the 2016 Plan. The following table summarizes share-based compensation expense, which is included in selling, general and administrative expenses on the Consolidated Statements of Income, applicable to the IHC plans (by award type) for each of the years indicated (in thousands):

	2018	2017
IHC’s Share-based Compensation Plan:
Stock options	$754	$224
Restricted stock units	184	116
SARs	253	454

Share-based compensation expense, pre-tax	1,191	794
Tax benefits	358	316

Share-based compensation expense, net	$833	$478

Stock Options

The Company’s stock option activity during 2018 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2017	692,380	$16.62
Granted	28,000	33.60
Exercised	(152,996)	9.42

December 31, 2018	567,384	$19.40

The weighted average grant-date fair-values of options granted during the years ended December 31, 2018 and 2017 were $9.05 and $8.66, respectively. The assumptions set forth in the table below were used to value the stock options granted during the periods indicated:

	2018	2017

Weighted-average risk-free interest rate	2.86%	2.02%
Expected annual dividend rate per share	1.04%	0.58%
Expected volatility factor of the Company's common stock	32.42%	37.44%
Weighted-average expected term of options	4.0 years	4.5 years

In 2018, IHC received $856,000 in cash from the exercise of stock options with an aggregate intrinsic value of $4,275,000 and recognized $810,000 of tax benefits. Cash outflows in 2018 to satisfy employees’ income tax withholding obligations amounted to $905,000 for option exercises that were net settled in IHC shares. In 2017, IHC received no cash from the exercise of stock options, as all of the option exercises were net settled in IHC shares. Cash outflows to satisfy employees’ income tax withholding obligations amounted to $1,659,000 for option exercises that were net settled in IHC shares. Stock options exercised in 2017 had an aggregate intrinsic value of $3,535,000 and IHC realized $834,000 of tax benefits.

The following table summarizes information regarding options outstanding and exercisable:

	December 31, 2018
	Outstanding	Exercisable

Number of options	567,384	354,380
Weighted average exercise price per share	$19.40	$15.45
Aggregate intrinsic value for all options (in thousands)	$8,965	$6,997
Weighted average contractual term remaining	2.3 years	1.5 years

At December 31, 2018, the total unrecognized compensation cost related to IHC’s non-vested stock options was $1,404,000 and it is expected to be recognized as compensation expense over a weighted average period of 1.5 years.

Restricted Stock

The Company’s restricted stock activity during 2018 was as follows:

	No. of	Weighted-Average
	Non-vested	Grant-Date
	Shares	Fair Value

December 31, 2017	18,975	$22.91
Granted	9,900	38.49
Vested	(9,075)	20.43

December 31, 2018	19,800	$31.84

IHC granted 9,900 restricted stock units during each of the years ended December 31, 2018 and 2017 with weighted-average grant-date fair values of $38.49 and $28.20 per share, respectively. The total fair value of restricted stock units that vested in 2018 and 2017 was $350,000 and $187,000, respectively.

At December 31, 2018, the total unrecognized compensation cost related to non-vested restricted stock unit awards was $595,000 which is expected to be recognized as compensation expense over a weighted average period of 2.2 years.

SARs and Share-Based Performance Awards

IHC had 64,900 SAR awards outstanding at both December 31, 2018 and 2017. No SAR awards were granted or exercised in 2018. In 2017, 64,900 shares were granted, and 71,500 shares were exercised with an aggregate intrinsic value of $1,309,000. Included in Other Liabilities in the Company’s Consolidated Balance Sheets at December 31, 2018 and December 31, 2017 are liabilities of $275,000 and $22,000, respectively, pertaining to SARs.

Note 14.Commitments and Contingencies

Certain subsidiaries of the Company are obligated under non-cancelable operating lease agreements for office space. Total rental expense for the years 2018 and 2017 for operating leases was $2,300,000, and $2,117,000, respectively.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2018 are as follows (in thousands):

2019	$2,305
2020	2,186
2021	1,617
2022	1,231
2023	248
2024 and thereafter	66

Total	$7,653

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

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”)) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants. The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, profit share payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  Defendants believe these claims to be without merit.  Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims moved in part to arbitration.

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018. The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019.  Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life.

Note 15.Concentration of Credit Risk

At December 31, 2018, the Company had no investment securities of any one issuer or in any one industry which exceeded 10% of stockholders' equity, except for investments in obligations of the U.S. Government and its agencies and mortgage-backed securities issued by GSEs, as summarized in Note 4.

Fixed maturities with carrying values of $12,823,000 and $12,819,000 were on deposit with various state insurance departments at December 31, 2018 and 2017, respectively.

At December 31, 2018, the Company had reinsurance recoverable from the following reinsurers that individually exceed 10% of stockholders’ equity (in thousands):

	AM Best	Due from
Reinsurer	Rating	Reinsurer

National Guardian Life Insurance Company	A-	$219,058
Guggenheim Life and Annuity Company	B++	93,967

The Company believes that these receivables are fully collectible.

Note 16.Dividend Payment Restrictions and Statutory Information

Our insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2018, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $41,275,000 in 2019 without obtaining regulatory approval. There are no regulatory restrictions on the ability of our holding company, IHC, to pay dividends. Under Delaware law, IHC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends to shareholders are paid from funds available at the corporate holding company level.

Non-“extraordinary” dividend payments were as follows:  (i) Madison National Life declared and paid cash dividends of $12,035,000 and $11,000,000 to its parent in 2018 and 2017, respectively; (ii) Standard Security Life declared and paid dividends of $3,000,000 and $7,000,000 to its parent in 2018, and 2017, respectively; and (iii) Independence American declared and paid $8,400,000 dividends to its parent in 2018 and $0 in 2017. IHC declared cash dividends of $4,468,000 in 2018 and $2,392,000 in 2017.

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

The statutory net income and statutory capital and surplus for each of the Company’s insurance subsidiaries are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2018	2017

Statutory net income:
Madison National Life	$16,050	$12,794
Standard Security Life	8,291	3,555
Independence American	18,015	8,728

	December 31,
	2018	2017

Statutory capital and surplus:
Madison National Life	$196,031	$179,648
Standard Security Life	70,792	65,600
Independence American	82,986	72,083

The insurance subsidiaries are also required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. At December 31, 2018 and 2017, the statutory capital of our insurance subsidiaries is significantly in excess of their regulatory RBC requirements.

Note 17.Segment Reporting

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

Information by business segment is presented below for the years indicated (in thousands).

	2018	2017
Revenues:
Specialty Health	$202,938	$203,810
Group disability, life, DBL and PFL	144,629	106,927
Individual life, annuities and other (A)	1,932	2,139
Medical Stop-Loss (A)	40	2,607
Corporate	2,269	2,472
	351,808	317,955
Net investment gains (losses)	(1,033)	2,539

Total revenues	$350,775	$320,494

Income before income taxes
Specialty Health (B)	$28,735	$13,207
Group disability, life, DBL and PFL	18,863	18,278
Individual life, annuities and other (A) (C)	(436)	(513)
Medical Stop-Loss (A)	177	2,839
Corporate	(8,765)	(8,014)
	38,574	25,797
Net investment gains (losses)	(1,033)	2,539

Income before income taxes	$37,541	$28,336

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Specialty Health segment includes amortization of intangible assets recorded as a result of purchase accounting for previous acquisitions. Total amortization expense was $1,506,000 and $1,333,000 for the years ended December 31, 2018 and 2017, respectively. There is no amortization expense attributable to the other segments.

(C)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies amounting to $888,000 and $1,196,000 for the years ended December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017
IDENTIFIABLE ASSETS AT YEAR END
Specialty Health	$225,315	$223,896
Group disability, life, DBL and PFL	308,183	246,877
Individual life, annuities and other	348,036	363,693
Medical Stop-Loss	23,983	78,234
Corporate	131,999	127,923

	$1,037,516	$1,040,623

Note 18.Subsequent Events

(A)In January 2019, the Company acquired all of the outstanding common stock of My1HR, Inc., a web-based entity with state-of-the-art insurance quoting and cloud-based enrollment platform, for a purchase price of $4,565,000, subject to certain closing adjustments.

(B)At December 31, 2018, the Company had an equity investment in Pets Best that was carried at a cost of $500,000 in the Company Consolidated Balance Sheet. In March 2019, Pets Best was acquired by an unaffiliated entity and the Company received cash proceeds of $3,402,000, exclusive of amounts placed in escrow and a potential earn-out agreement pursuant to the terms of the sale.

SCHEDULE I

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2018
(In thousands)
			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES - AVAILABLE-FOR-SALE:
Bonds:
United States Government and Government
agencies and authorities	$69,830	$69,298	$69,298
States, municipalities and political subdivisions	172,860	167,934	167,934
Foreign governments	7,039	7,044	7,044
Public utilities	29,665	29,231	29,231
All other corporate bonds	178,621	174,098	174,098
Redeemable preferred stock	5,970	5,859	5,859

TOTAL FIXED MATURITIES	463,985	453,464	453,464

EQUITY SECURITIES:
Common stocks:
Industrial, miscellaneous and all other	2,612	2,366	2,366
Non-redeemable preferred stocks	2,884	2,800	2,800

TOTAL EQUITY SECURITIES	5,496	5,166	5,166

Short-term investments and resale agreements	13,113	13,113	13,113
Other long-term investments	15,467	13,192	13,192

TOTAL INVESTMENTS	$498,061	$484,935	$484,935

SCHEDULE II

INDEPENDENCE HOLDING COMPANY
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2018	2017

ASSETS:
Cash and cash equivalents	$2,700	$2,304
Fixed maturities, available-for-sale	38,270	27,270
Investments in consolidated subsidiaries	456,304	445,697
Other assets	281	235

TOTAL ASSETS	$497,555	$475,506

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$10,005	$8,886
Amounts due to consolidated subsidiaries, net	25,035	25,318
Income taxes payable	6,645	3,411
Dividends payable	2,256	1,583

TOTAL LIABILITIES	43,941	39,198

Redeemable noncontrolling interest	2,183	2,065

STOCKHOLDERS' EQUITY:
Preferred stock (none issued)(A)	-	-
Common stock (B)	18,625	18,625
Paid-in capital	124,395	124,538
Accumulated other comprehensive loss	(8,310)	(4,598)
Treasury stock, at cost (C)	(66,392)	(63,404)
Retained earnings	380,431	356,383

TOTAL IHC’S STOCKHOLDERS' EQUITY	448,749	431,544
NONREDEEMABLE NONCONTROLLING INTERESTS	2,682	2,699

TOTAL EQUITY	451,431	434,243

TOTAL LIABILITIES AND EQUITY	$497,555	$475,506

(A)Preferred stock $1.00 par value, 100,000 shares authorized; none issued or outstanding.

(B)Common stock $1.00 par value, 23,000,000 shares authorized; 18,625,458 shares issued 14,878,248 and 14,890,285 shares outstanding, respectively.

(C)Treasury stock, at cost; 3,747,210 and 3,735,173 shares, respectively, outstanding.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In thousands)
(PARENT COMPANY ONLY)

	2018	2017
REVENUES:
Net investment income	$547	$576
Net investment gains (losses)	(28)	189
Other income	1,598	1,533

	2,117	2,298
EXPENSES:
General and administrative expenses	7,922	7,675

	7,922	7,675

Loss before income tax benefits and equity in net income of subsidiaries	(5,805)	(5,377)

Equity in net income of subsidiaries	32,459	44,854

Income before income tax benefits	26,654	39,477

Income tax (benefits)	(2,399)	(2,653)

Net income	29,053	42,130

Less income from noncontrolling interests in subsidiaries	(571)	(88)

Net income attributable to IHC	$28,482	$42,042

Comprehensive Income:
Net income	$29,053	$42,130
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	(130)	73
Equity in unrealized gains (losses) on available-for-sale
securities of subsidiaries	(3,232)	3,108
Other comprehensive income (loss), net of tax	(3,362)	3,181

Comprehensive income, net of tax	25,691	45,311
Less: comprehensive income attributable to noncontrolling interests	(571)	(88)

Comprehensive income, net of tax, attributable to IHC	$25,120	$45,223

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II
(Continued)

INDEPENDENCE HOLDING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	2018	2017

CASH FLOWS PROVIDED BY (USED BY)
OPERATING ACTIVITIES:
Net income	$29,053	$42,130
Adjustments to net income:
Equity in net income of subsidiaries	(32,459)	(44,854)
Other	2,465	2,521
Changes in other assets and liabilities	2,561	(3,121)

Net change in cash from operating activities	1,620	(3,324)

CASH FLOWS PROVIDED BY (USED BY)
INVESTING ACTIVITIES:
Change in investments in and advances to subsidiaries (A)	17,779	26,847
Net sales and maturities of short-term investments	-	3,499
Purchases of fixed maturities	(16,000)	(46,605)
Sales of fixed maturities	4,469	63,568
Maturities and other repayments of fixed maturities	429	4,640

Net change in cash from investing activities	6,677	51,949

CASH FLOWS PROVIDED BY (USED BY)
FINANCING ACTIVITIES:
Repurchases of common stock	(4,140)	(46,401)
Dividends paid	(3,712)	(1,928)
Proceeds from stock options exercised	856	-
Payments related to tax withholdings for sharebased compensation	(905)	(1,659)

Net change in cash from financing activities	(7,901)	(49,988)

Net change in cash and cash equivalents	396	(1,363)
Cash and cash equivalents, beginning of year(B)	2,304	3,667

Cash and cash equivalents, end of year(B)	$2,700	$2,304

(A)Includes $17,833,000 and $12,100,000 of cash dividends paid to parent company by consolidated subsidiaries for the years ended December 31, 2018 and 2017, respectively.

(B)The parent company has no restricted cash at December 31, 2018 and 2017.

The financial information of Independence Holding Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	SCHEDULE III
	INDEPENDENCE HOLDING COMPANY
	SUPPLEMENTARY INSURANCE INFORMATION
	(in thousands)

		FUTURE
		POLICY				INSURANCE	AMORTIZATION	SELLING
	DEFERRED	BENEFITS,		NET	NET	BENEFITS,	OF DEFERRED	GENERAL &	NET
	ACQUISITION	LOSSES &	UNEARNED	PREMIUMS	INVESTMENT	CLAIMS &	ACQUISTION	ADMINISTRATIVE	PREMIUMS
	COSTS (1)	CLAIMS	PREMIUMS	EARNED	INCOME (2)	RESERVES	COSTS (1)	EXPENSES (3)	WRITTEN
December 31, 2018
Specialty Health	$-	38,154	3,635	184,512	4,386	60,749	-	113,454	$184,513
Group disability, life,
DBL and PFL	-	148,012	1,737	136,709	7,029	82,948	-	42,818	135,662
Individual life, annuities
and other	-	324,063	185	27	1,535	796	-	1,572	27
Medical Stop-Loss	-	431	-	-	39	(287)	-	150	-
Corporate	-	-	-	-	2,032	-	-	11,034	-
	$-	510,660	5,557	321,248	15,021	144,206	-	169,028	$320,202

December 31, 2017
Specialty Health	$-	53,859	3,292	181,851	4,251	84,380	-	106,223	$179,164
Group disability, life,
DBL and PFL	-	137,765	3,193	99,953	6,469	52,792	-	35,857	99,495
Individual life, annuities
and other	-	333,105	181	210	1,536	241	-	2,411	209
Medical Stop-Loss	-	2,257	-	252	313	(2,359)	-	2,127	253
Corporate	-	-	-	-	1,861	-	-	10,486	-
	$-	526,986	6,666	282,266	14,430	135,054	-	157,104	$279,121

(1)In 2015, the Company ceded substantially all of its individual life and annuity policy blocks in run-off and as a result, the remaining balance of deferred acquisition costs is not material at December 31, 2018 and 2017 and is included in other assets on the accompanying Consolidated Balance Sheets. Amortization of deferred acquisition costs was $982,000 and $340,000 for the years ended December 31, 2018 and 2017, respectively, and is included in selling, general and administrative expenses on the Consolidated Statements of Income for those periods.

(2)Net investment income is allocated between product lines based on the mean reserve method.

(3)Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE IV
INDEPENDENCE HOLDING COMPANY
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

Life Insurance In-Force:

December 31, 2018	$14,486,642	$6,546	$7,528,651	$6,964,537	0.1%
December 31, 2017	$13,770,999	$7,054	$6,878,689	$6,899,364	0.1%

Premiums Earned:

December 31, 2018
Accident and health	$281,787	$112	$20,632	$261,267	0.0%
Life and annuity	55,303	577	37,360	18,520	3.1%
Property and liability (1)	41,846	-	385	41,461	0.0%
	$378,936	$689	$58,377	$321,248	0.2%

December 31, 2017
Accident and health	$249,134	$7,574	$32,290	$224,418	3.4%
Life and annuity	56,194	795	38,899	18,090	4.4%
Property and liability (1)	40,139	-	381	39,758	0.0%
	$345,467	$8,369	$71,570	$282,266	3.0%

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

10.9Officer Employment Agreement, made as of June 22, 2015, by and among Independence Holding Company, Standard Security Life and Mr. Vincent Furfaro, as amended by the Assignment and Assumption with Novation and Amendment of Officer Employment Agreement dated January 1, 2017 by and among Standard Security Life, AMIC Holdings, Inc. and Mr. Vincent Furfaro. *

10.10Sale Bonus Agreement, dated July 25, 2018, by and between Independence American Holdings Corp. and Vincent Furfaro. *

10.11Assignment and Assumption with Novation and Amendment of Officer Employment Agreement dated January 1, 2017 by and among Standard Security Life, AMIC Holdings, Inc. and Mr. David T. Kettig. *

21Subsidiaries of Independence Holding Company, as of December 31, 2018. *

23Consent of RSM US LLP, independent registered public accounting firm. *

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