Form 10-K/A
period 2018-12-31
INDEPENDENCE HOLDING CO
filed 2019-04-29
CIK 701869

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

14,936,825 shares of common stock were outstanding as of April 25, 2019.

EXPLANATORY NOTE

Independence Holding Company (“IIHC”, the “Company” or “we”, “us” and “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Commission File Number 001-32244) (the “2018 Annual Report”), as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 15, 2019. The purpose of this Amendment is to include information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K.  We will also include this information in our proxy statement for our 2018 Annual Meeting of Shareholders.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2018 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 15, 2019) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2018 Annual Report and the registrant’s other filings with the SEC.

In addition, as noted in the 2018 Annual Report, during 2018, the SEC amended the definition of a smaller reporting company to expand the number of smaller companies eligible to comply with scaled disclosure requirements. Under the new definition, a company with a public float less than $250 million is eligible to provide scaled disclosures. IHC qualified for smaller reporting company status and has elected to use the scaled disclosure accommodations in the 2018 Annual Report and subsequent filings (including this Amendment).

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 31, 2019 are set forth below:

Name	Age	Title

Gary J. Balzofiore	61	Senior Vice President Specialty Health Operations
Vincent J. Furfaro	55	Senior Vice President Corporate Development & CISO
Larry R. Graber	69	Chief Life and Annuity Actuary, Senior Vice President and Director
Teresa A. Herbert	57	Chief Financial Officer, Senior Vice President and Director
David T. Kettig	60	President, Chief Operating Officer and Director
Allan C. Kirkman	75	Director
John L. Lahey	72	Director
Steven B. Lapin	73	Director
Ronald I. Simon	80	Director
James G. Tatum	77	Director
Roy T.K. Thung	75	Chief Executive Officer and Chairman of the Board

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Gary Balzofiore

Since January 2019, Senior Vice President of Specialty Health Operations; from March 2012 until January 2019, Corporate Vice President – Accounting and Finance of IHC; from March 2012 until August 2016, Corporate Vice President – Accounting and Finance of American Independence Corp. (“AMIC”), formerly a public company traded on Nasdaq and majority-owned subsidiary of IHC that was merged out of existence on August 31, 2016; since March 2016, President of Standard Security Life Insurance Company of New York, a wholly owned subsidiary of IHC (“Standard Security Life”); for more than the past five years until March 2016, Executive Vice President and Chief Financial Officer of Standard Security Life; for more than the past five years, Chief Financial Officer and Senior Vice President of Independence American Insurance Company (“Independence American”), an indirect wholly owned subsidiary of IHC.

Vincent J. Furfaro

Since January 2019, Senior Vice President Corporate Development & Chief Information Security Officer (“CISO”); from February 2018 to December 2018, Vice President Strategic Corporate Development and Chief Information Security Officer; from 2015 to February 2018, Vice President –Information Technology. From February 2018, CISO of Standard Security Life, Independence American and Madison National Life Insurance Company, Inc., an indirect wholly owned subsidiary of IHC (“Madison National Life”). For more than five years to February 2018, Vice President of Information Technology of Standard Security Life, Independence American and Madison National Life.

Larry R. Graber

Since March 2012, Chief Life and Annuity Actuary and Senior Vice President of IHC; for more than five years prior thereto, Senior Vice President — Life and Annuities of IHC; for more than the past five years, a director and President of Madison National Life; since July 2018, a director of Independence American; for more than the past five years, a director and President of Southern Life and Health Insurance Company, an insurance company with principal offices in Homewood, Alabama and a wholly owned subsidiary of Geneve Holdings, Inc., a private diversified holding company that is the controlling stockholder of IHC (“GHI”); for more than the past five years, a director of Standard Security Life.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Graber should serve as one of IHC’s directors are his extensive experience in many facets of the insurance business, particularly relating to the acquisition and administration of blocks of life insurance.

Teresa A. Herbert

Since November 2016, a director of IHC; for more than the past five years, Chief Financial Officer and Senior Vice President of IHC; for more than the past five years, Vice President Finance and Treasurer of GHI; for more than the past five years until August 2016, Chief Financial Officer and Senior Vice President of AMIC; from March 2011 to August 2016, a director of AMIC. Since 2016, a director of Standard Security Life and Independence American.

The experiences, qualifications, attributes or skills that led the Board to conclude that Ms. Herbert should serve as one of IHC’s directors are her extensive financial and accounting experience and her experience with companies with complex organizational structures, intercompany transactions, diverse and complex business transactions, the insurance industry, and public companies.

David T. Kettig

Since September 25, 2017, President of IHC; for more than the last five years, a director of IHC; from April 1, 2016 to September 24, 2017, Executive Vice President of IHC; since February 2015, Chief Operating Officer and Acting General Counsel of IHC; from April 2009 to April 1, 2016, Chief Operating Officer and Senior Vice President of IHC; from August 2013 to August 2016, President of AMIC; from April 2009 to March 2012, Chief Operating Officer and Senior Vice President of AMIC; from March 2011 to August 2016, a director of AMIC; for more than the past five years, President and a director of IAIC; from March 2012 to March 2016, President of Standard Security Life; since April 2016, Chairman and Chief Executive Officer of Standard Security Life; for more than the past five years, a director of Standard Security Life.

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

John L. Lahey

For more than the past five years, a member of the Audit Committee and the Compensation Committee of IHC; since July 2018, President Emeritus and Professor of Logic and Philosophy at Quinnipiac University, a private university located in Hamden, Connecticut; from March 1987 to June 2018, President of Quinnipiac University; since 2010, a member of the Board of Trustees of Yale-New Haven Health Systems; between 1994 and December 2015, a director of the UIL Holdings Corporation, a publicly-held utility holding company with principal offices in New Haven, Connecticut; since December 2015, a director, Nominating, Governance and Compensation Committee member, and Executive Committee member of Avangrid, Inc., a diversified energy and utility company with principal offices in New Haven, Connecticut that is the successor-in-interest by merger to UIL Holdings Corporation; since 2004, a director of Alliance for Cancer Gene Therapy, the only national non-profit organization committed exclusively to cancer gene and cell therapy research; from June 2006 to January 2017 , a director of Standard Security Life.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Lahey should serve as one of IHC’s directors are his extensive executive experience in major organizations and valuable expertise in management and corporate governance.

Steven B. Lapin

For more than the past five years, Vice Chairman of the Board of Directors of IHC; for more than the past five years, Chairman, Chief Executive Officer, President and a director of GHI; for more than the past five years, Chairman, Chief Executive Officer, President and a director of Geneve; for more than five years prior to August 2016, a director of AMIC; for more than the five years prior to November 2018, a director of Madison National Life; for more than the five years prior to October 2018, a director of Standard Security Life.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Lapin should serve as one of IHC’s directors are his extensive experience in diverse, complex businesses and transactions, corporate governance of public companies, risk management and insurance.

Ronald I. Simon

Since November 2016, a director of IHC; since November 2017,  a member of the Audit Committee of IHC; from January 2003 to August 2016, Chairman of the Compensation Committee of AMIC; from January 2005 to August 2016, a member of the Audit Committee of AMIC; from 2011 to August 2016, Chairman of the Audit Committee of AMIC; since August 2007, a director and member of the Audit and Compensation Committees, and Chairman of the Corporate Governance Committee, of Ellington Financial, Inc., a REIT specializing in acquiring and managing mortgage-related assets; since May 2013, a director and member of the Audit and Compensation Committees, and Chairman of the Corporate Governance Committee, of Ellington Residential Mortgage REIT.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Simon should serve as one of IHC’s directors are his extensive experience in finance and senior management, and in growing successful organizations with entrepreneurial company cultures.

James G. Tatum

For more than the past five years, Chairman of the Audit Committee of IHC; for more than the past five years, member of the Compensation Committee of IHC; for more than the past five years, a director of Standard Security Life; for more than the past five years, sole proprietor of J. Tatum Capital, LLC, a registered investment advisor, located in Birmingham, Alabama, managing funds primarily for individual and trust clients; Chartered Financial Analyst for more than twenty-five years; from March 2011 until August 2016, a director of AMIC; from March 2011 until August 2016, a member of the Audit Committee of AMIC.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Tatum should serve as one of IHC’s directors are his extensive executive experience in major organizations and valuable expertise with financial issues, risk management and oversight.

Roy T.K. Thung

Since September 2017, Chief Executive Officer and Chairman of the Board of IHC; since March 2011, Chief Executive Officer, President and Chairman of the Board of IHC; since January 2000, Chief Executive Officer of IHC; since July 1999, President of IHC; for more than five years prior to July 1999, Executive Vice President and Chief Financial Officer of IHC; for more than the past five years, Executive Vice President of Geneve; from July 2002 until August 2016, a director of AMIC; from November 2002 until March 2012, Chief Executive Officer and President of AMIC; from March 2012 until August 2016, Chief Executive Officer of AMIC; for more than the past five years prior to April 2016, Chief Executive Officer and Chairman of the Board of Standard Security Life; for more than the five years prior to October 2018, director of Standard Security Life; for more than the five years prior to November 2018, Chairman of the Board of Madison National Life.

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

Each member of the Audit Committee meets the independence requirements of the New York Stock Exchange (the “NYSE”) and applicable SEC rules and regulations.  The Audit Committee and the Board have determined that each member of the Audit Committee is financially literate and that Mr. Tatum qualifies as an “audit committee financial expert,” as such term is defined in Item 401(h)(2) of Regulation S-K promulgated by the SEC.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists the annual compensation for IHC’s CEO and the two other most highly compensated executive officers in 2018 for the years 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Mr. Roy T.K. Thung	2018	484,711	338,800	-	-		1,120,000	(1)	168,227	(2)	7,658	(3)	2,119,396
Chief Executive Officer	2017	475,231	338,800	-	891,000	(4)	910,000	(1)	158,705	(2)	24,017		2,797,753
and Chairman

Mr. David T. Kettig	2018	395,352	330,000	-	-		-		-		27,234	(5)	752,586
President and Chief	2017	387,600	325,000	-	346,500	(4)	-		-		27,781		1,086,881
Operating Officer

Mr. Vincent J. Furfaro (6)	2018	249,711	200,000	-	253,310	(7)	-		-		11,175	(8)	714,196
Senior Vice President
Corporate Development
and CISO

(1)Represents strategic and long-term incentive earnings as a result of Mr. Thung’s Employment Agreement with IHC for the year indicated. IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board of Directors, dated as of May 11, 2011. Under the agreement, Mr. Thung is entitled to an incentive payment upon the disposition of a strategic asset of IHC equal to 3% of the amount above which the consideration received by IHC for such disposition exceeds the book value of such asset as of March 31, 2011.  In addition, any termination of the agreement other than for “cause” triggers an incentive payment to Mr. Thung in respect of such appreciation in the overall book value of IHC.  The initial term of Mr. Thung’s employment agreement was two years from the date it was entered into, but, by its terms, will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC. Mr. Thung did not receive any cash incentive payments in 2018 or 2017. Had the strategic and long-term incentive provisions of Mr. Thung’s agreement been triggered on December 31, 2018, Mr. Thung would have received $5,105,000.

(2)Represents the increase (decrease) in the value of Mr. Thung’s Retirement Benefits Agreement with IHC for the year indicated. Refer to Potential Payments to Named Executive Officers for additional information regarding this agreement.

(3)The amount shown for 2018 represents reimbursements related to employer-matching contributions to Mr. Thung’s 401(k) account.

(4)Represents the grant date fair value of options and/or stock appreciation rights granted during 2017.

(5)The amount shown for 2018 represents reimbursements related to the use of an automobile, employer-matching contributions to Mr. Kettig’s 401(k) account, group life insurance premiums paid on Mr.

Kettig’s behalf, and employer contributions to Mr. Kettig’s disability insurance.

(6)Mr. Furfaro was not a named executive officer in 2017 and therefore his compensation for such year is not included in the table above.

(7)Represents the grant date fair value of options granted during 2018.

(8)The amount shown for 2018 represents reimbursements related to employer-matching contributions to Mr. Furfaro’s 401(k) account and group life insurance premiums paid on Mr. Furfaro’s behalf.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information about unexercised stock options and unvested shares of restricted stock held as of December 31, 2018.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Roy T.K. Thung	151,000	-	$9.09	January 4, 2019		-	-
	5,500	11,000	$27.65	November 16, 2022	(1)	-	-
	27,500	55,000	$27.65	November 16, 2022	(2)	-	-

David T. Kettig	10,000	5,000	$19.95	December 1, 2021	(3)	-	-
	3,666	7,334	$27.65	November 16, 2022	(1)	-	-
	9,166	18,334	$27.65	November 16, 2022	(2)	-	-

Vincent J. Furfaro	4,000	2,000	$19.95	December 1, 2021	(3)	-	-
	2,000	4,000	$22.20	September 12, 2022	(4)	-	-
	-	13,000	$31.30	March 13, 2023	(5)	-	-
	-	15,000	$35.60	May 6, 2022	(6)	-	-

(1)Stock appreciation rights granted on November 16, 2017 vest in three equal installments beginning on November 16, 2018.

(2)Stock options granted on November 16, 2017 vest in three equal installments beginning on November 16, 2018.

(3)Stock options granted on December 1, 2016 vest in three equal installments beginning on December 1, 2017.

(4)Stock options granted on September 12, 2017 vest in three equal installments beginning on September 12, 2018.

(5)Stock options granted on March 13, 2018 vest in three equal installments beginning on March 13, 2019.

(6)Stock options granted on November 6, 2018 vest in three equal installments beginning on November 6, 2019.

Potential Payments to Named Executive Officers Upon Termination or Change-in-Control.

With Mr. Thung

IHC is party to a Retirement Benefits Agreement with Mr. Roy T.K. Thung, dated as of September 30, 1991, and amended by amendments dated as of December 20, 2002, June 17, 2005 and December 31, 2008, respectively, pursuant to which Mr. Thung is entitled to a lump-sum cash payment upon a “separation from service” from IHC of $1,659,557, increasing on a cumulative, compounding basis of 6% per annum from December 31, 2008.  “Separation from service” is as defined under U.S. Treasury Regulations 1.409A-1(h)(1), and would generally include Mr. Thung’s death, retirement or any other termination of employment, including permanent disability. For example, had this provision been triggered on December 31, 2018, Mr. Thung would have been entitled to receive a payment of $2,972,014.

IHC is party to the Officer Employment Agreement by and between IHC and Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board of Directors, dated as of May 11, 2011.  Under this employment agreement, if Mr. Thung’s employment by IHC or its affiliate were to cease under certain circumstances, Mr. Thung would be entitled to receive a lump-sum severance amount equal to the average annual aggregate total compensation received by Mr. Thung during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; and (ii) a number of months equal to the aggregate number of years of service of Mr. Thung to IHC and its affiliates.  The circumstances under which such severance would be paid are: (i) Mr. Thung’s employment by IHC being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Thung’s material failure to follow IHC’s lawful directions, material failure to follow IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage IHC or its reputation); (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with IHC’s  material breach of its obligations under the employment agreement, IHC’s non-renewal of the employment agreement or change in control of IHC or its ultimate parent); or; (iii) upon Mr. Thung’s death or permanent disability.   In addition, under the agreement, Mr. Thung is also entitled to strategic and long-term incentive payments which are included in the Summary Compensation Table above. The initial term of Mr. Thung’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by IHC.  For example, had the severance provisions of Mr. Thung’s agreement been triggered on December 31, 2018, Mr. Thung would have been entitled to receive approximately $68,513 per month for forty-one months ($2,809,033 in the aggregate).

With Mr. Kettig

IHC is party to the Officer Employment Agreement, by and among IHC, Standard Security Life (which subsequently assigned the agreement to its affiliate AMIC Holdings, Inc.), and Mr. David T. Kettig, IHC’s President, Chief Operating Officer and Acting General Counsel, dated as of April 18, 2011 and amended on January 1, 2017.  Under this employment agreement, if Mr. Kettig’s employment by AMIC Holdings, Inc. or its affiliate were to cease under certain circumstances, Mr. Kettig would be entitled to receive a severance amount equal to the average annual aggregate total compensation received by Mr. Kettig during the preceding five years, adjusted pro rata for the applicable severance period.  The applicable severance period would be the longer of: (i) twelve months; or (ii) a number of months equal to the aggregate number of years of service of Mr. Kettig to IHC and its affiliates, not to exceed twenty-four months.  The circumstances under which such severance would be paid are (i) Mr. Kettig’s employment by AMIC Holdings, Inc. being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Kettig’s material failure to follow AMIC Holdings, Inc.’s or IHC’s lawful directions, material failure to follow AMIC Holdings, Inc.’s or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage AMIC Holdings, Inc., IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with AMIC Holdings, Inc.’s (or its successor’s) material breach of its obligations under the employment agreement or upon AMIC Holdings, Inc.’s non-renewal of the employment agreement).  The initial term of Mr. Kettig’s employment agreement is two years from the date it was entered into, but, by its terms, it will be automatically extended for successive two-year periods unless one hundred twenty days’ prior notice of non-renewal is given by AMIC Holdings, Inc. For example, had the severance provision in Mr. Kettig’s agreement been triggered on December 31, 2018, Mr. Kettig would have been entitled to receive approximately $65,589 per month for twenty-four months ($1,574,136 in the aggregate).

With Mr. Furfaro

IHC is party to the Officer Employment Agreement, by and among IHC, Standard Security Life (which subsequently assigned the agreement to its affiliate AMIC Holdings, Inc.), and Mr. Vincent J. Furfaro, IHC’s Senior Vice President Corporate Development and CISO, dated June 22, 2015 and amended on January 1, 2017.  Under this employment agreement, if Mr. Furfaro’s employment by AMIC Holdings, Inc. or its affiliate were to cease under certain circumstances, Mr. Furfaro would be entitled to receive a severance amount equal to the applicable annual base salary in monthly installments over twelve months.  The circumstances under which such severance would be paid are (i) Mr. Furfaro’s employment by AMIC Holdings, Inc. being involuntarily terminated under circumstances that would not constitute “cause” (examples of “cause” being Mr. Furfaro’s material failure to follow AMIC Holdings, Inc.’s or IHC’s lawful directions, material failure to follow AMIC Holdings, Inc.’s or IHC’s corporate policies, breach of the non-compete covenants in the employment agreement or his engaging in unlawful behavior that would damage AMIC Holdings, Inc., IHC or their respective reputations), or (ii) such employment being voluntarily terminated under circumstances that would constitute “good reason” (examples of “good reason” being in connection with AMIC Holdings, Inc.’s (or its successor’s) material breach of its obligations under the employment agreement or upon AMIC Holdings, Inc.’s non-renewal of the employment agreement).  The initial term of Mr. Furfaro’s employment agreement is one year from the date it was entered into, but, by its terms, it will be automatically extended for successive one-year periods unless thirty days’ prior notice of non-renewal is given by AMIC Holdings, Inc.  For example, had the severance provision in Mr. Furfaro’s agreement been triggered on December 31, 2018, Mr. Furfaro would have been entitled to receive approximately $20,809 per month for twelve months ($249,711 in the aggregate).

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

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	567,384	$19.40	821,400

DIRECTORS’ COMPENSATION

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity.  IHC does not pay management directors for board service in addition to their regular employee compensation.  The Compensation Committee has the primary responsibility for reviewing and considering any revisions to director compensation.

During 2019, each non-employee (outside) director will be paid:

•an annual retainer of $36,000;

•$1,500 for each board or committee meeting attended;

•$9,000 for service as chairman of a board committee; and

•2,475 restricted shares of IHC common stock, vesting ratably over the three annual anniversaries of the award, and contingent upon continuing service as a director.

The following table summarizes compensation paid to IHC’s directors during 2018 except for Mr. Roy T.K. Thung, IHC’s Chief Executive Officer and Chairman of the Board, Mr. David T. Kettig, President, Chief Operating Officer, and Acting General Counsel, Mr. Larry R. Graber, Chief Life and Annuity Actuary and Senior Vice President, and Teresa A. Herbert, Chief Financial Officer and Senior Vice President, for whom compensation was previously discussed.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Mr. Allan C. Kirkman	63,000	95,263	158,263
Mr. John L. Lahey.	54,000	95,263	149,263
Mr. Steven B. Lapin (1)	-	-	-
Mr. Ronald I. Simon	51,000	95,263	146,263
Mr. James G. Tatum.	61,500	95,263	156,763

(1)Mr. Lapin received no compensation in connection with his service as an IHC director during 2018.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by each of our directors and each of our executive officers based on 14,949,826 issued and outstanding shares of common stock as of March 31, 2019.

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

The address of each individual named below is c/o IHC at 96 Cummings Point Road, Stamford, Connecticut 06902.

Name of Beneficial Owner	Number of Shares		Percent of Class

Mr. Gary J. Balzofiore	37,039	(1)	*
Mr. Vincent Furfaro	10,333	(2)	*
Mr. Larry R. Graber	71,315	(3)	*
Ms. Teresa A. Herbert	100,950	(4)	*
Mr. David T. Kettig	98,620	(5)	*
Mr. Allan C. Kirkman	29,601		*
Mr. John L. Lahey	25,575		*
Mr. Steven B. Lapin	122,162	(6)	*
Mr. Ronald I. Simon	42,475	(7)	*
Mr. James G. Tatum	41,601		*
Mr. Roy T. K. Thung	287,698	(8)	1.9%
All directors, nominees for director and executive officers as a group (11 persons)	867,369		5.8%

*Represents less than 1% of the outstanding common stock.

(1)Includes 6,667 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(2)Includes 10,333 shares of common stock underlying stock options exercisable within sixty (60) days from the date above

(3)Includes 15,833 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.

(4)Includes 17,166 shares of common stock underlying stock options exercisable within sixty (60) days from the date above. Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

(5)Includes 10,166 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.  Includes 110 shares of common stock held by Mr. Kettig’s children of which shares Mr. Kettig disclaims beneficial ownership.

(6)Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer and director.

(7)Includes 32,475 shares of common stock held by the Simon Family Trust and 2,000 shares of common stock held in Mr. Simon’s wife’s IRA account, of which shares Mr. Simon disclaims beneficial ownership.

(8)Includes 27,500 shares of common stock underlying stock options exercisable within sixty (60) days from the date above.  Excludes the 9,145,226 shares of common stock held by Geneve Holdings, Inc., of which the named individual is an officer.

Significant Stockholders

The following table sets forth certain information concerning the number of shares of our common stock that is beneficially owned by certain persons known by IHC to beneficially own more than five percent of the outstanding shares of IHC common stock, based on 14,949,826 issued and outstanding shares of common stock as of March 31, 2019.

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

Name	Number of Shares	Percent of Class
Geneve Holdings, Inc. (1)	9,145,226	61.17%

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

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

As a company listed on the New York Stock Exchange (the “NYSE”), IHC uses the definition of independence prescribed in the NYSE Listed Company Manual (the “Manual”).  Each of Messrs. Kirkman, Tatum, Lahey and Simon met such independence requirements.  The Board has affirmatively determined that none of them had any material relationship described in Item 407(a) of Regulation S-K promulgated by the SEC with IHC at all applicable times during 2018.

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

Transactions with Management and Other Relationships

IHC and Geneve Holdings, Inc. (“GHI”), IHC’s controlling stockholder, operate under cost-sharing arrangements pursuant to which certain items are allocated between the two companies.  During 2018, IHC paid GHI (or accrued for payment thereto) approximately $426,000 under such arrangements, and paid or accrued an additional $113,000 for the first quarter of 2019.  Such cost-sharing arrangements include GHI’s providing IHC with the use of office space as IHC’s corporate headquarters for annual consideration of $158,000 in 2018.  The foregoing arrangement is subject to the annual review and approval of the Audit Committee, and IHC’s management believes that the terms thereof are no less favorable than could be obtained by IHC from unrelated parties on an arm’s-length basis.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services that RSM US LLP (“RSM”) provided to IHC during 2018 and 2017:

	2018	2017
Audit fees (1)	$ 1,268,000	$ 1,380,000
Audit-related fees	-	-
Tax fees	-	-
All other fees (2)	20,000	20,000
Total	$ 1,288,000	$ 1,400,000

(1)Audit Fees.  Represents fees for professional services provided for the audit of IHC’s annual financial statements, the review of IHC’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)All other fees represent fees to RSM for the audit of the Company’s 401(k) plan.

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

April 29, 2019