Form 10-Q
period 2019-03-31
INDEPENDENCE HOLDING CO
filed 2019-05-08
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]   No   [X]

Class	Outstanding at May 3, 2019
Common stock, $ 1.00 par value	14,936,543 Shares

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$1,050
Securities purchased under agreements to resell	35,366	12,063
Fixed maturities, available-for-sale	456,260	453,464
Equity securities	5,359	5,166
Other investments	11,014	13,192
Total investments	508,049	484,935

Cash and cash equivalents	20,560	26,173
Due and unpaid premiums	26,608	24,412
Due from reinsurers	367,071	368,731
Goodwill	52,998	50,697
Other assets	87,061	82,568

TOTAL ASSETS	$1,062,347	$1,037,516

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$164,910	$160,115
Future policy benefits	206,199	208,910
Funds on deposit	141,061	141,635
Unearned premiums	17,599	5,557
Other policyholders' funds	10,989	10,939
Due to reinsurers	2,352	3,613
Accounts payable, accruals and other liabilities	55,932	53,133

TOTAL LIABILITIES	599,042	583,902

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	2,229	2,183

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,949,826 and
14,878,248 shares outstanding	18,625	18,625
Paid-in capital	122,055	124,395
Accumulated other comprehensive loss	(2,641)	(8,310)
Treasury stock, at cost; 3,675,632 and 3,747,210 shares	(65,926)	(66,392)
Retained earnings	386,164	380,431

TOTAL IHC STOCKHOLDERS’ EQUITY	458,277	448,749
NONREDEEMABLE NONCONTROLLING INTERESTS	2,799	2,682

TOTAL EQUITY	461,076	451,431

TOTAL LIABILITIES AND EQUITY	$1,062,347	$1,037,516

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
REVENUES:
Premiums earned	$82,789	$79,492
Net investment income	3,996	3,681
Fee income	4,188	5,211
Other income (loss)	3,684	(151)
Net investment gains	171	71
Other-than-temporary impairment losses, available-for-sale securities:
Total other-than-temporary impairment losses	(646)	-
Portion of losses recognized in other comprehensive income (loss)	-	-
Net impairment losses recognized in earnings	(646)	-

	94,182	88,304

EXPENSES:
Insurance benefits, claims and reserves	43,119	35,907
Selling, general and administrative expenses	40,529	43,343

	83,648	79,250

Income before income taxes	10,534	9,054
Income taxes	1,644	2,006

Net income	8,890	7,048
(Income) from nonredeemable noncontrolling interests	(117)	(16)
(Income) from redeemable noncontrolling interests	(46)	(71)

NET INCOME ATTRIBUTABLE TO IHC	$8,727	$6,961

Basic income per common share	$0.58	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING	14,948	14,832

Diluted income per common share	$0.58	$0.46

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,066	15,074

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income	$8,890	$7,048
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	7,194	(5,128)
Tax expense (benefit) on unrealized gains on available-for-sale securities	1,525	(1,091)
Unrealized gains (losses) on available-for-sale securities, net of taxes	5,669	(4,037)

Other comprehensive income (loss), net of tax	5,669	(4,037)

COMPREHENSIVE INCOME, NET OF TAX	14,559	3,011

Comprehensive income, net of tax, attributable to noncontrolling interests:
Income from noncontrolling interests in subsidiaries	(163)	(87)
Other comprehensive income, net of tax, attributable to noncontrolling interests	-	-

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(163)	(87)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$14,396	$2,924

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited) (In thousands)

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	LOSS	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2018	$18,625	$124,395	$(8,310)	$(66,392)	$380,431	$448,749	$2,682	$451,431

Net income					8,727	8,727	117	8,844
Other comprehensive
income, net of tax			5,669			5,669	-	5,669
Repurchases of common stock				(91)		(91)	-	(91)
Common stock dividends
($0.20 per share)					(2,994)	(2,994)	-	(2,994)
Share-based compensation		(2,340)		557		(1,783)	-	(1,783)

BALANCE AT
MARCH 31, 2019	$18,625	$122,055	$(2,641)	$(65,926)	$386,164	$458,277	$2,799	$461,076

BALANCE AT
DECEMBER 31, 2017	$18,625	$124,538	$(4,598)	$(63,404)	$356,383	$431,544	$2,699	$434,243

Cumulative effects of new
accounting principles			(350)		34	(316)	(97)	(413)
Net income					6,961	6,961	16	6,977
Other comprehensive
income, net of tax			(4,037)			(4,037)	-	(4,037)
Repurchases of common stock				(2,642)		(2,642)	-	(2,642)
Share-based compensation		236		50		286	-	286

BALANCE AT
MARCH 31, 2018	$18,625	$124,774	$(8,985)	$(65,996)	$363,378	$431,796	$2,618	$434,414

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$8,890	$7,048
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	389	40
Net investment (gains)	(171)	(71)
(Gain) on sale of investment	(3,589)	-
Other than-temporary-impairment losses, net	646	-
Equity (income) from equity method investments	371	495
Depreciation and amortization	799	602
Deferred tax expense (benefit)	1,287	(26)
Other	1,946	1,652
Changes in assets and liabilities:
Change in insurance liabilities	13,254	2,576
Change in amounts due from reinsurers	1,660	6,235
Change in claim fund balances	2,004	(44)
Change in current income tax liability	(374)	557
Change in due and unpaid premiums	(2,196)	(10,063)
Other operating activities	(7,265)	(5,585)

Net change in cash from operating activities	17,651	3,416

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net (purchases) sales and maturities of short-term investments	1,000	-
Net (purchases) sales of securities under resale agreements	(23,303)	672
Sales of fixed maturities	15,833	12,692
Maturities and other repayments of fixed maturities	25,687	4,630
Purchases of fixed maturities	(36,291)	(22,882)
Payments to acquire business, net of cash acquired	(4,434)	-
Proceeds from sales, distributions and returns of capital from investments	4,617	-
Other investing activities	(906)	(42)

Net change in cash from investing activities	(17,797)	(4,930)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(50)	(2,768)
Withdrawals of investment-type insurance contracts	(913)	(388)
Dividends paid	(2,242)	(1,489)
Proceeds from stock options exercised	44	60
Payments related to tax withholdings for sharebased compensation	(2,384)	-

Net change in cash from financing activities	(5,545)	(4,585)

Net change in cash, cash equivalents and restricted cash	(5,691)	(6,099)
Cash, cash equivalents and restricted cash, beginning of year	30,807	32,197

Cash, cash equivalents and restricted cash, end of period	$25,116	$26,098

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.Organization, Consolidation, Basis of Presentation and Accounting Policies

(A)    Business and Organization

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"),  Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc., IHC Carrier Solutions, Inc., My1HR, Inc. (“My1HR”) and a majority interest in PetPartners, Inc. IHC also owns a significant equity interest in Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 61% of IHC's outstanding common stock at March 31, 2019.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be anticipated for the entire year.

(C)   Reclassifications

Certain amounts in prior year’s consolidated financial statements and Notes thereto have been reclassified to conform to the 2019 presentation.

(D)   Revenue Recognition

Insurance premiums are recognized as revenue over the period insurance protection is provided. For additional information about our policies regarding the recognition of premium revenues, see Note 1 of the Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at March 31, 2019. Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material.

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

In February 2016, the FASB issued guidance that requires lessees to recognize the assets and liabilities that arise from leases, including operating leases, on the statement of financial position. The Company elected the following practical expedients permitted within the new standard:

•an accounting policy election to recognize the lease payments for short-term leases in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred;

•practical expedients for leases that commenced before the effective date to not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases;

•a practical expedient to use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets.

•an accounting policy election to not separate non-lease components from lease components and instead to account for them together as a single lease component.

The Company selected the new transition method by applying the new lease requirements on January 1, 2019, without adjustment to the financial statements for periods prior to adoption. As a result, on January 1, 2019, the Company recognized right-of-use assets of $7,010,000 for operating leases, reduced other liabilities by $687,000 to reclassify the unamortized balances of previously deferred operating lease incentives, and recognized operating lease liabilities of $7,697,000 in its Condensed Consolidated Balance Sheet. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

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

Note 2.Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 118,000 and 242,000 shares for the three months ended March 31, 2019 and 2018, respectively.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	March 31,
	2019	2018

Cash and cash equivalents	$20,560	$19,897
Restricted cash included in other assets	4,556	6,201

Total cash, cash equivalents and restricted cash	$25,116	$26,098

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	March 31, 2019
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$219,136	$2,377	$(3,406)	$218,107
CMOs – residential (1)	5,942	-	(149)	5,793
U.S. Government obligations	44,440	93	(250)	44,283
Agency MBS – residential (2)	1	-	-	1
GSEs (3)	6,505	-	(110)	6,395
States and political subdivisions	170,633	623	(2,639)	168,617
Foreign government obligations	6,960	88	(28)	7,020
Redeemable preferred stocks	5,970	74	-	6,044

Total fixed maturities	$459,587	$3,255	$(6,582)	$456,260

	December 31, 2018
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$202,194	$701	$(5,406)	$197,489
CMOs - residential (1)	6,092	-	(252)	5,840
U.S. Government obligations	63,231	1	(423)	62,809
Agency MBS - residential (2)	3	-	-	3
GSEs (3)	6,596	-	(110)	6,486
States and political subdivisions	172,860	302	(5,228)	167,934
Foreign government obligations	7,039	51	(46)	7,044
Redeemable preferred stocks	5,970	-	(111)	5,859

Total fixed maturities	$463,985	$1,055	$(11,576)	$453,464

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$47,355	$47,242
Due after one year through five years	174,298	174,254
Due after five years through ten years	138,614	137,820
Due after ten years	86,872	84,755
Fixed maturities with no single maturity date	12,448	12,189

	$459,587	$456,260

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	March 31, 2019

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$13,124	$38	$118,442	$3,368	$131,566	$3,406
CMOs - residential	-	-	5,793	149	5,793	149
U.S. Government obligations	-	-	36,035	250	36,035	250
GSEs	-	-	6,388	110	6,388	110
States and political subdivisions	20,208	229	103,933	2,410	124,141	2,639
Foreign government obligations	-	-	2,810	28	2,810	28

Fixed maturities in an
unrealized loss position	$33,332	$267	$273,401	$6,315	$306,733	$6,582

Number of fixed maturities in an
unrealized loss position	10		121		131

	December 31, 2018

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$46,988	$1,045	$108,738	$4,361	$155,726	$5,406
CMOs - residential	847	37	4,993	215	5,840	252
U.S. Government obligations	6,138	15	31,693	408	37,831	423
GSEs	-	-	6,478	110	6,478	110
States and political subdivisions	33,021	522	113,297	4,706	146,318	5,228
Foreign government obligations	-	-	2,835	46	2,835	46
Redeemable preferred stocks	5,859	111	-	-	5,859	111

Fixed maturities in an
unrealized loss position	$92,853	$1,730	$268,034	$9,846	$360,887	$11,576

Number of fixed maturities in an
unrealized loss position	47		115		162

Substantially all of the unrealized losses on fixed maturities available-for-sale at March 31, 2019 and December 31, 2018 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

Net investment gains are as follows for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Realized gains (losses):
Fixed maturities available-for-sale	$(22)	$171

Total realized gains (losses) on debt and equity securities	(22)	171
Unrealized gains (losses) on equity securities	193	(100)

Gains (losses) on debt and equity securities	171	71
Gains (losses) on other investments	-	-

Net investment gains	$171	$71

For the three months ended March 31, 2019 and 2018, the Company realized gross gains of $38,000 and $246,000, respectively, and gross losses of $60,000 and $75,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1F(v) to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale. The Company recognized an other-than-temporary impairment loss of $646,000 on certain fixed maturities available-for-sale securities in the first three months of 2019. The Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis. The Company did not recognize any other-than-temporary impairments on available for sale securities in the first three months of 2018.

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$218,107	$-	$218,107
CMOs - residential	-	5,793	-	5,793
US Government obligations	-	44,283	-	44,283
Agency MBS - residential	-	1	-	1
GSEs	-	6,395	-	6,395
States and political subdivisions	-	166,953	1,664	168,617
Foreign government obligations	-	7,020	-	7,020
Redeemable preferred stocks	6,044	-	-	6,044
Total fixed maturities	6,044	448,552	1,664	456,260

Equity securities:
Common stocks	2,484	-	-	2,484
Nonredeemable preferred stocks	2,875	-	-	2,875
Total equity securities	5,359	-	-	5,359

Total Financial Assets	$11,403	$448,552	$1,664	$461,619

	December 31, 2018
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$197,489	$-	$197,489
CMOs - residential	-	5,840	-	5,840
US Government obligations	-	62,809	-	62,809
Agency MBS - residential	-	3	-	3
GSEs	-	6,486	-	6,486
States and political subdivisions	-	166,225	1,709	167,934
Foreign government obligations	-	7,044	-	7,044
Redeemable preferred stocks	5,859	-	-	5,859
Total fixed maturities	5,859	445,896	1,709	453,464

Equity securities:
Common stocks	2,366	-	-	2,366
Nonredeemable preferred stocks	2,800	-	-	2,800
Total equity securities	5,166	-	-	5,166

Total Financial Assets	$11,025	$445,896	$1,709	$458,630

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow. The Company did not transfer any securities between Level 1, Level 2 or Level 3 in either 2019 or 2018.

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019		2018
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,709	$1,709	$1,876	$1,876

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(8)	(8)	(7)	(7)

Repayments and amortization of
fixed maturities	(37)	(37)	(33)	(33)
Sales	-	-	-	-

Balance at end of period	$1,664	$1,664	$1,836	$1,836

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	March 31, 2019			December 31, 2018
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$50	$-	$50	$1,050	$-	$1,050

FINANCIAL LIABILITIES:
Funds on deposit	$-	$141,081	$141,061	$-	$141,662	$141,635
Other policyholders’ funds	-	10,989	10,989	-	10,939	10,939

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

Note 6.Other Investments, Including Variable Interest Entities

Included in other investments is our investment in Ebix Health Exchange which administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange is $5,883,000 and $6,425,000 at March 31, 2019 and December 31, 2018, respectively, and the Company recorded $(542,000) and $(516,000), respectively, of equity income (loss) from its investment for the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, the Company’s Condensed Consolidated Balance Sheets include $1,788,000 and $1,842,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $504,000 and $910,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively.  For the three months ended March 31, 2019, and 2018, the Company’s Condensed Consolidated Statements of Income include $462,000 and $2,547,000, respectively, of administrative fee expenses to Ebix Health Exchange, which are included in selling, general and administrative expenses.

In March 2019, the Company’s equity investment in Pets Best, that was carried at a cost of $500,000, was acquired by an unaffiliated entity and the Company realized a gain of $3,589,000 on the sale, which is included in Other Income in the Condensed Consolidated Statement of Income for the three months ended March 31, 2019.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $1,532,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of March 31, 2019.

Note 7.Acquisition

My1HR, Inc.

On January 4, 2019 (the "Acquisition Date"), the Company acquired all of the stock of My1HR, a web-based entity with state-of-the-art insurance quoting and cloud-based enrollment platform, for a purchase price of $4,534,000, net of certain post-closing adjustments. In general, companies that provide insurance through user-centric platforms, or create efficiencies in the insurance industry through technological advances, are referred to as “insuretech” companies. The Company acquired My1HR for its quoting and cloud-based enrollment platforms as part of an effort to expand our “insuretech” footprint through our agencies, which generate leads and sell our products through our owned call center and career advisors.

Upon the acquisition, the Company consolidated the assets and liabilities of My1HR. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of My1HR on the Acquisition Date based on their respective fair values (in thousands):

Cash	$100
Intangible assets	1,500
Other assets	911

Total identifiable assets	2,511

Other liabilities	278

Total liabilities	278

Net identifiable assets acquired	$2,233

In connection with the acquisition, the Company recorded $2,301,000 of goodwill and $1,500,000 of intangible assets (see Note 8). Goodwill reflects the synergies between My1HR and our insurance carriers as My1HR has an existing distribution network and offers increased distribution sources for IHC carrier products through its quoting and cloud based enrollment platforms designed specifically for producers in the small group employer market and individual Affordable Care Act (“ACA”) and ancillary market. This new quoting and enrollment system will support group and individual products for all IHC carriers as well as select group ACA and level funded health coverages from leading national health plans. Goodwill was calculated as the excess of the acquisition date fair value of total cash consideration transferred of $4,534,000 on the acquisition date; over the net identifiable assets of $2,233,000 that were acquired. The enterprise value of My1HR was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings of My1HR. Acquisition-related costs, primarily legal and consulting fees, were expensed and are included in selling, general and administrative expenses in the Consolidated Statement of Income.

For the period from the Acquisition Date to March 31, 2019, the Company’s Consolidated Statement of Income includes revenues and net income of $508,000 and $23,000, respectively, from My1HR.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition date was January 1, 2018 are not material and accordingly are omitted.

Note 8.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $52,998,000 and $50,697,000 at March 31, 2019 and December 31, 2018, respectively, all of which is attributable to the Specialty health Segment.

The Company has net other intangible assets of $14,304,000 and $13,163,000 at March 31, 2019 and December 31, 2018, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	March 31, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$18,753	$13,720	$17,253	$13,419
Domain	1,000	250	1,000	225
Software systems	780	236	780	203
Total finite-lived	$20,533	$14,206	$19,033	$13,847

	March 31,	December 31,
	2019	2018
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

As discussed in Note 7, in connection with the acquisition of My1HR in the first quarter of 2019,  the Company recorded $2,301,000 of goodwill and $1,500,000 of intangible assets associated with the Specialty Health segment. None of the goodwill is deductible for income tax purposes. The intangible assets primarily represent the fair value of customer relationships and are being amortized over a weighted average period of 17 years.

Amortization expense is $359,000 and $361,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 9.Income Taxes

The provisions for income taxes shown in the Condensed Consolidated Statements of Income were computed by applying the effective tax rate expected to be applicable for the reporting periods. In 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the Federal corporate income tax rate to 21% effective January 1, 2018. As a result of IHC’s June 30 fiscal tax year, the Tax Act subjects IHC to a blended tax rate of 28% for its fiscal tax year ended June 30, 2018. Other differences between the Federal statutory income tax rate and the Company’s effective income tax rate are principally from the dividends received deduction and tax exempt interest income, state and local income taxes, and compensation related tax provisions.

The Internal Revenue Service has completed its review of the Company’s 2015 consolidated income tax return with no changes in the Company’s reported tax, however, the New York State Department of Taxation and Finance has recently selected the Company’s 2015 and 2016 NYS returns for audit.

Note 10. Leases

Certain subsidiaries of the Company are obligated under operating lease agreements for office space and office equipment.

The Company had right-of-use assets amounting to $6,655,000 and corresponding lease liabilities of $7,273,000 related to its operating leases, which are included in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet on March 31, 2019. The leases have remaining lease terms of 1 to 8 years, some of which include options to extend the leases for up to 5 years. Variable lease costs consist primarily of the Company’s proportionate share of real estate taxes and operating expenses related to leased premises. The following table summarizes information pertaining to our lease obligations for the period indicated (in thousands):

Three Months
Ended
March 31, 2019

Operating lease costs	$536
Short-term lease costs	24
Variable lease costs	74

Total lease costs	$634

Other information:
Operating cash flows from operating leases	$(605)
Right-of-use assets obtained for operating leases	$56
Weighted average remaining lease term-operating leases	5 years
Weighted average discount rate-operating leases	6.79%

The Company assumed $56,000 of right-of-use assets in connection with the acquisition of My1HR in January 2019, as discussed in Note 7.

Maturities of operating lease liabilities at March 31, 2019 were as follows:

Due in the next year	$2,199
Due in two years	1,869
Due in three years	1,460
Due in four years	1,229
Due in five years	492
Due in remaining years	1,337
Total payments due	8,586

Present value discount	(1,313)
Operating lease liability	$7,273

Note 11.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated incurred but not reported (“IBNR”) reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2019	2018

Balance at beginning of year	$160,115	$168,683
Less: reinsurance recoverable	38,122	42,136
Net balance at beginning of year	121,993	126,547

Amount incurred, related to:
Current year	46,775	42,761
Prior years	(3,000)	(5,659)

Total incurred	43,775	37,102

Amount paid, related to:
Current year	12,658	10,527
Prior years	26,080	26,690

Total paid	38,738	37,217

Net balance at end of year	127,030	126,432
Plus: reinsurance recoverable	37,880	39,491
Balance at end of year	$164,910	$165,923

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $3,000,000 in 2019 related to prior years consists of favorable developments of $1,510,000 in Specialty Health reserves, $1,369,000 in the group disability reserves, $113,000 in the other individual life, annuities and other reserves, and $8,000 in Medical Stop-Loss reserves.  Specialty Health net favorable development occurred primarily in the group gap, dental, pets, fixed indemnity limited benefit and occupational accident lines of business.  Group Disability net favorable development was primarily due to favorable claim experience in the DBL line of business.  The overall net favorable development of $5,659,000 in 2018 related to prior years primarily consists of favorable developments of $3,778,000 in the Specialty Health reserves, $1,612,000 in the group disability reserves, and $112,000 in the other individual life, annuities and other reserves, and $157,000 in Medical Stop-Loss reserves.

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

	Specialty Health Segment
	Health Insurance Claims
	Three Months Ended
	March 31,
	2019	2018

Balance at beginning of year	$26,068	$32,904
Less: reinsurance recoverable	851	762
Net balance at beginning of year	25,217	32,142

Amount incurred, related to:
Current year	13,416	14,472
Prior years	(930)	(2,584)

Total incurred	12,486	11,888

Amount paid, related to:
Current year	1,695	1,420
Prior years	8,398	10,170

Total paid	10,093	11,590

Net balance at end of year	27,610	32,440
Plus: reinsurance recoverable	499	698
Balance at end of year	$28,109	$33,138

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims is $27,610,000 at March 31, 2019.

Note 12.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the after-tax net unrealized gains and losses on investment securities available-for-sale, including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities.

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Beginning balance	$(8,310)	$(4,598)

Cumulative-effect of new accounting principles	-	(350)

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	5,142	(3,901)
Amounts reclassified from accumulated OCI	527	(136)
Net other comprehensive income	5,669	(4,037)

Ending balance	$(2,641)	$(8,985)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$(22)	$171
Net impairment losses recognized in earnings	(646)	-

Income (loss) before income tax	(668)	171
Tax effect	(141)	35

Net income (loss)	$(527)	$136

Note 13.Share-Based Compensation

IHC stock option activity during the first three months of 2019 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2018	567,384	$19.40
Granted	424,380	37.38
Exercised	(190,050)	9.23
Forfeited	(4,000)	22.20
March 31, 2019	797,714	$31.37

The weighted average grant date fair value of options granted during the three months ended March 31, 2019 was $8.31.

In 2019, IHC received $44,000 in cash from the exercise of stock options with an aggregate intrinsic value of $4,968,000 and recognized $731,000 of tax benefits. Cash outflows in 2019 to satisfy employees’ income tax withholding obligations amounted to $2,384,000.

Note 14.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $52,000 and $611,000 during the three months ended March 31, 2019 and 2018, respectively.

Note 15.Contingencies

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”)) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants. The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs. Defendants believe these claims to be without merit.  Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint. Plaintiff filed an Amended Complaint on August 18, 2017. Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims moved in part to arbitration.

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018. The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA has opposed this Motion.

Since the arbitration is complete, the stay in the Texas litigation has been lifted. Defendants filed a Motion to Dismiss.

Note 16.Segment Reporting

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Specialty Health	$53,439	$50,764
Group disability, life, DBL and PFL	40,129	36,459
Individual life, annuities and other (A)	418	467
Medical Stop-Loss (A)	2	32
Corporate	669	511
	94,657	88,233
Net investment gains	171	71
Net impairment losses recognized in earnings	(646)	-
Total revenues	$94,182	$88,304

Income before income taxes
Specialty Health (B)	$9,658	$5,469
Group disability, life, DBL and PFL	4,164	5,946
Individual life, annuities and other (A) (C)	(453)	(168)
Medical Stop-Loss (A)	72	114
Corporate	(2,432)	(2,378)
	11,009	8,983
Net investment gains	171	71
Net impairment losses recognized in earnings	(646)	-
Income before income taxes	$10,534	$9,054

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Specialty Health segment includes amortization of intangible assets. Total amortization expense was $359,000 and $361,000 for the three months ended March 31, 2019 and 2018, respectively.

(C)For the three months ended March 31, 2019 and 2018, the Individual life, annuities and other segment includes $205,000 and $237,000, respectively, of amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies.

Note 17.Subsequent Event

In April 2019, the Company paid $4,000,000 to acquire a majority of the assets and liabilities of AIA, LLC., a lead generation call center, through a step acquisition.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Independence Holding Company ("IHC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

Independence Holding Company, a Delaware corporation (“IHC”), is a holding company principally engaged in the life and health insurance business through: (i) its insurance companies, Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), and Independence American Insurance Company (“Independence American”); and (ii) its marketing and administrative companies, including IHC Specialty Benefits Inc., IHC Carrier Solutions, Inc., My1HR, Inc. (“My1HR”) and a majority interest in PetPartners, Inc. (“PetPartners”). IHC also owns a significant equity interest in Ebix Health Exchange Holdings, LLC (“Ebix Health Exchange”), an administration exchange for health insurance. Standard Security Life, Madison National Life and Independence American are sometimes collectively referred to as the “Insurance Group”. IHC and its subsidiaries (including the Insurance Group) are sometimes collectively referred to as the "Company", or “IHC”, or are implicit in the terms “we”, “us” and “our”.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Revenues	$94,182	$88,304
Expenses	83,648	79,250

Income before income taxes	10,534	9,054
Income taxes	1,644	2,006

Net income	8,890	7,048

(Income) from noncontrolling interests	(163)	(87)

Net income attributable to IHC	$8,727	$6,961

•Income from operations of $.58 per share, diluted, for the three months ended March 31, 2019 compared to $.46 per share, diluted, for the same period in 2018.

oNet income for the three months ended March 31, 2019 includes $2.6 million of gain, net of tax, related to the sale of an equity investment.

•Consolidated investment yields (on an annualized basis) of 3.1% for the three months ended March 31, 2019 compared to 3.0% for the comparable period in 2018;

•Book value of $30.65 per common share at March 31, 2019 compared to $30.16 at December 31, 2018.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $9.6 million of income before taxes for the three months ended March 31, 2019 as compared to $5.5 million for the comparable period in 2018. The increase is primarily due to a gain recognized from proceeds on the sale of an equity method investment;

oPremiums earned were flat for the three months ended March 31, 2019 compared with the same period in 2018. Increased premiums from the pet, group gap, and certain occupational accident lines of business as well as premiums from the new group health modified indemnity product line were more than offset by decreased premiums in fixed indemnity limited benefit business.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Premiums Earned	$44,832	$44,856
Insurance Benefits, Claims & Reserves	18,665	15,902
Expenses	20,620	24,337

Loss Ratio (A)	41.6%	35.5%
Expense Ratio (B)	46.0%	54.3%
Combined Ratio (C)	87.6%	89.8%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oThe lower loss ratio in 2018 was primarily the result of favorable development in the short term medical line of business related to prior years. The lower expense ratio in 2019 is as a result of lower commission expenses on fixed limited indemnity benefit business.

•Income before taxes from the Group disability, life, DBL and PFL segment decreased $1.7 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease in the first-quarter results primarily reflects higher loss ratios in group term life and the LTD lines of business;

•The Individual life, annuities and other segment reported losses before income taxes of $.5 million for the three months ended March 31, 2019 compared with losses of $.2 million in the comparable 2018 period.

•The Medical Stop-Loss segment reported income before taxes of $.1 million in both periods ended March 31, 2019 and 2018. Amounts recorded for investment income, and benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the remaining blocks of medical stop-loss business in run-off;

•The Corporate segment reported losses before taxes of $2.4 million in both the three months ended March 31, 2019 and 2018; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
Gross Direct and Assumed
Earned Premiums:	2019	2018

Specialty Health	$45,541	$45,393
Group disability, life, DBL and PFL	45,054	42,600
Individual life, annuities and other	5,341	6,257

	$95,936	$94,250

	Three Months Ended
	March 31,
Net Direct and Assumed
Earned Premiums:	2019	2018

Specialty Health	$44,832	$44,856
Group disability, life, DBL and PFL	37,943	34,624
Individual life, annuities and other	14	12

	$82,789	$79,492

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  During the three months ended March 31, 2019, there were no additions to or changes in the critical accounting policies disclosed in the 2018 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2019	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$44,832	822	7,785	18,665	25,116	$9,658
Group disability,
life, DBL and PFL	37,943	2,019	167	24,242	11,723	4,164
Individual life,
annuities and other	14	318	86	220	651	(453)
Medical Stop-Loss	-	2	-	(8)	(62)	72
Corporate	-	835	(166)	-	3,101	(2,432)
Sub total	$82,789	$3,996	$7,872	$43,119	$40,529	11,009

Net investment gains						171
Net impairment losses recognized in earnings						(646)
Income before income taxes						10,534
Income taxes						1,644
Net Income						$8,890

				Benefits,	Selling,
		Net	Fee and	Claims	General
March 31, 2018	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$44,856	1,121	4,787	15,902	29,393	$5,469
Group disability,
life, DBL and PFL	34,624	1,674	161	20,095	10,418	5,946
Individual life,
annuities and other	12	361	94	228	407	(168)
Medical Stop-Loss	-	13	-	(318)	236	95
Corporate	-	512	18	-	2,889	(2,359)
Sub total	$79,492	$3,681	$5,060	$35,907	$43,343	8,983

Net investment gains						71
Income before income taxes						9,054
Income taxes						2,006
Net Income						$7,048

Premiums Earned

In the first quarter of 2019, premiums earned increased $3.3 million over the comparable period of 2018. The increase is primarily due to a $3.3 million increase in earned premiums from the Group disability, life, DBL and PFL segment as a result of $1.4 million in increased DBL premiums, $1.0 million in increased group term life business and $1.0 million in increased LTD business. Specialty Health segment premiums were essentially flat as increased premiums of $1.7 million from pet lines, $1.1 million in group gap lines, and $.8 million in increased occupational accident business were more than offset by decreased premiums in the fixed indemnity limited benefit business line.

Net Investment Income

Total net investment income increased $.3 million. The overall annualized investment yields were 3.1% and 3.0% in the first quarter of 2019 and 2018, respectively.

The annualized investment yields on bonds, equities and short-term investments were 3.3% in the first quarter of 2019 and 3.1% for the comparable 2018 period.

Net Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net investment gains of $.2 million in 2019 compared to $.1 million in 2018. These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $.6 million of other-than-temporary impairment losses on fixed maturities available-for-sale securities in the first three months of 2019, as the Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income decreased $1.0 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. The decrease is primarily due to more fee income being written on IHC carrier paper in 2019.

Other income increased $3.8 million for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to $3.6 million in pretax gain on the sale of an equity investment in Pets Best.

Insurance Benefits, Claims and Reserves

In the first quarter of 2019, insurance benefits, claims and reserves increased $7.2 million over the comparable period in 2018. The increase is primarily attributable to: (i) an increase of $4.1 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment, as a result of an increase of $2.3 million in the LTD line due to higher loss ratios, an increase of $1.3 million in group term life business due to higher loss ratios and increased retention and an increase of $.4 million in DBL business on higher premium volume; (ii) an increase of $2.8 million in the Specialty Health segment, primarily from an increase of $2.6 million in the short term medical line due to higher loss ratios and unfavorable prior year loss development, an increase of $.8 million in pet and $.5 million in group gap businesses both due to increased premium volume, an increase of $.4 million from the group health modified indemnity line of business, a new product in 2019, an increase of $.5 million in the international line of business as a result of lower positive reserve runoff activity, partially offset by a decrease of $1.9 million in the fixed indemnity limited benefit line on lower loss ratios and favorable prior year loss development; and (iii) an increase of $.3 million in the Medical Stop Loss segment as a result of lower positive reserve run-off volume when compared to the same period in 2018.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $2.8 million over the comparable period in 2018. The decrease is principally due to: (i) a decrease of $4.3 million in the Specialty Health line of business due to a decrease in commission and administrative expenses related  to decreased premium volume in fixed indemnity limited benefit and lower administrative fees and loss adjustment expenses in the short term medical line, partially offset by an increase in commissions and administrative fees and other general expenses in the pets and group gap lines on increased premium volume, and (ii) an increase of $1.3 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and other general expenses on DBL, PFL and group term life lines of business primarily on increased premium volume, partially offset by decreased profit commission and other general expenses on LTD business.

Income Taxes

The effective tax rate for the three months ended March 31, 2019 was 15.2% compared to 22.2% for the three months ended 2018. The lower tax rate is primarily due to the Tax Act’s reduction in the federal corporate tax rate from January 1, 2018 which resulted in a blended 28% tax rate in 2018 compared to a 21%

tax rate in 2019 combined with tax benefits related to exercises of certain shared based compensation.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the three months ended March 31, 2019 or 2018.

Cash Flows

The Company had $25.1 million and $30.8 million of cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018, respectively.

For the three months ended March 31, 2019, operating activities provided $17.7 million of cash and investment activities utilized $17.8 million of cash, primarily the result of purchases of investment securities. Financing activities utilized $5.5 million of cash, of which $2.4 million related to tax withholding on sharebased compensation and $2.2 million for dividend payments.

The Company had $371.1 million of liabilities for future policy benefits and policy benefits and claims as of March 31, 2019 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the three months ended March 31, 2019, cash received from the maturities and other repayments of fixed maturities was $25.7 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $367.1 million at March 31, 2019 compared to $368.7 million at December 31, 2018. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at March 31, 2019.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	March 31,	December 31,
	2019	2018

Specialty Health	$38,710	$38,114
Group Disability	116,530	112,616
Individual A&H and Other	9,239	8,954
Medical Stop-Loss	431	431

	$164,910	$160,115

For the Specialty Health business, IBNR claims liabilities plus expected development on reported claims are calculated using standard actuarial methods and practices. The “primary” assumption in the determination of Specialty Health reserves is that historical Claim Development Patterns are representative of future Claim Development Patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for policy benefits and claims for specialty health medical and disability coverage are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The Company has business that is serviced by third-party administrators.  From time to time, there are changes in the timing of claims processing due to any number of factors including, but not limited to, system conversions and staffing changes during the year.  These changes are monitored by the Company and the effects of these changes are taken into consideration during the claim reserving process.  Other than these considerations, there have been no significant changes to methodologies and assumptions from the prior year.

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

The $9.6 million increase in IHC’s stockholders' equity in the first three months of 2019 is primarily due to $8.7 million of net income attributable to IHC increased by $5.7 million of other comprehensive income attributable to IHC and reduced by $3.0 million of common stock dividends declared.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on fixed maturities available-for-sale securities totaled $6.6 million at March 31, 2019, 99.3% of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at March 31, 2019.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company recognized $.6 million of other-than-temporary impairment losses on certain fixed maturities available for sale during the three months ended March 31, 2019, as the Company determined that it was more likely than not that the company would sell the securities before the recovery of their amortized cost basis. The Company did not record any other-than-temporary impairment losses in the three months ended March 31, 2018. There were no securities with fair values less than 80% of their amortized cost at March 31, 2019.

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2019. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

OUTLOOK

For the remainder of 2019, the Company anticipates that it will:

•Continue to expand our owned call center and career agent channels. As a result of a recent acquisition, our call center now employs over 100 sales representatives in four locations, which is significantly larger than last year.  This is a highly scalable model subject to continuing to generate quality leads at an affordable price.  One of our call center’s key relationships is supporting inquiries received from members of USAA, an insurance, banking, and investment services provider serving millions of military members and their families.  We are also ramping up our organic lead generation capabilities and sources of paid leads, and making inroads into large affinity groups that will make our products available to their members.  In each case, our call center agents are able to offer a number of quality health insurance choices, including STM, hospital indemnity (“HIP”), dental and gap plans underwritten by IHC’s carriers as well as Affordable Care Act (“ACA”) and other products available through nationally recognized insurance companies. Greater access to leads has also made it possible to expand our network of career agents, which we have now begun to grow.

•Enter the senior market, which covers approximately 60 million people, and is estimated to be growing by 10,000 people per day, and by 2040 is expected to cover 87 million people. Given the expansion of call center representatives and career agents, we will expand our offerings to serve the rapidly expanding senior market.  Initially, we will import Medicare Supplement, Medicare Advantage, term life and final expense products from other carriers to supplement dental, vision and HIP products underwritten by IHC’s insurance companies. During the first quarter of 2020, we anticipate being in the market with a portfolio of timely and competitive Medicare Supplement plans in light of regulatory changes taking effect January 1, 2020.. We believe this affords us an outstanding sales opportunity outside of open enrollment for ACA plans.

•Incorporate our new cloud-based technology platforms and quoting and enrollment tools into our various distribution channels. In January 2019, we acquired My1HR, a state-of-the-art quoting and cloud-based enrollment platform utilized by approximately 4,000 active users to manage the health insurance needs of their clients. As a web-based entity, this includes quoting and enrolling individuals in ACA plans as well as ancillary coverages.  In addition, My1HR is in the final stage of launching a cloud-based quoting and enrollment tool that is specifically designed for producers in the small group employer market. This new quoting and enrollment system will support group products for all IHC carriers as well as select group ACA and level funded health coverages from leading national health plans.

•Continue to diversify our sources of pet insurance premium through (i) the expansion of marketing efforts by our subsidiary, PetPartners, (ii) increased white-label distribution opportunities (such as our arrangement with the American Kennel Club) where PetPartners acts as administrator and Independence American is the risk taker, and (iii) increased premium for Independence American through our relationships as an underwriter for PetFirst, a company focused on shelters, rescues and animal welfare marketing space, and Pets Best, which excels on direct-to-consumer and veterinarian sales channels.

•By the end of 2019, IHC will be uniquely situated, through its vertically integrated structure, to better serve the growing demand for health insurance options by delivering an end-to-end experience to the consumer, including a broad base of products across the entire spectrum of age groups and needs.  We will provide state-of-the-art on-line and mobile tools linking individuals and families in need of insurance coverage to highly rated insurance companies.  Our enterprise will include: (i) digital marketing and website domains that will drive exclusive lead traffic for ancillary health and pet insurance, (ii) exchanges that will permit individuals to perform side-by-side comparisons of various employee benefit and pet insurance coverages, (iii) sales and customer service centers with licensed employee agents available to respond to consumer questions; (iv) a wholly owned insurance company, licensed in all 50 states, which will have the broadest mix of ancillary health and pet insurance in the country, and (v) access to other highly rated insurers for life, senior and P&C products.

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

•Accomplish increases in life and disability premium by developing additional strategic functional and distribution partnerships, broaden worksite portfolio, and enhance Business to Business and Business to Consumer website functionality.

•Continue to evaluate strategic transactions. We plan to deploy some of our cash to make additional investments and acquisitions that will bolster existing or new lines of business.

•Continue to focus on administrative efficiencies.

Subject to making additional repurchases, acquisitions and investments, the Company will remain highly liquid in 2019 as a result of the continuing shorter duration of the portfolio. The low duration of our portfolio enables us, if we deem prudent, the flexibility to reinvest in much higher yielding longer-term securities, which would significantly increase investment income in the future. A low duration portfolio such as ours also mitigates the adverse impact of potential inflation.  IHC will continue to monitor the financial markets and invest accordingly.

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs.  Defendants believe these claims to be without merit.  Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint.  Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims moved in part to arbitration.

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018. The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA has opposed this Motion.

Since the arbitration is complete, the stay in the Texas litigation has been lifted. Defendants filed a Motion to Dismiss.

ITEM 1A.   RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 in Item 1A to Part 1 of Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of March 31, 2019, 1,853,148 shares were still authorized to be repurchased.

Share repurchases during the first quarter of 2019 are summarized as follows:

2019
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	1,276	$35.02	1,854,471
February	-	$-	1,854,471
March	1,323	$35.16	1,853,148

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

10.9Officer Employment Agreement, made as of June 22, 2015, by and among Independence Holding Company, Standard Security Life and Mr. Vincent Furfaro, as amended by the Assignment and Assumption with Novation and Amendment of Officer Employment Agreement dated January 1, 2017 by and among Standard Security Life, AMIC Holdings, Inc. and Mr. Vincent Furfaro (Filed as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference).

10.10Sale Bonus Agreement, dated July 25, 2018, by and between Independence American Holdings Corp. and Vincent Furfaro (Filed as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference).

10.11Assignment and Assumption with Novation and Amendment of Officer Employment Agreement dated January 1, 2017 by and among Standard Security Life, AMIC Holdings, Inc. and Mr. David T. Kettig (Filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference).

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:May 8, 2019

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Teresa A. Herbert                                    Date:May 8, 2019

            Teresa A. Herbert

Senior Vice President and

    Chief Financial Officer