Form 10-Q
period 2019-06-30
INDEPENDENCE HOLDING CO
filed 2019-08-08
CIK 701869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019.

☐   Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ________ to _________

Commission File Number: 001-32244

INDEPENDENCE HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	58-1407235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 CUMMINGS POINT ROAD, STAMFORD, CT                      06902

                                        (Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code: (203) 358-8000

NOT APPLICABLE

Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	IHC	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ]	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   [X]

As of August 5, 2019, the registrant had 14,892,668 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS:
Investments:
Short-term investments	$50	$1,050
Securities purchased under agreements to resell	38,864	12,063
Fixed maturities, available-for-sale	461,426	453,464
Equity securities	5,543	5,166
Other investments	13,328	13,192
Total investments	519,211	484,935

Cash and cash equivalents	14,982	26,173
Due and unpaid premiums	25,014	24,412
Due from reinsurers	367,241	368,731
Goodwill	60,205	50,697
Other assets	84,272	82,568

TOTAL ASSETS	$1,070,925	$1,037,516

LIABILITIES AND EQUITY:
LIABILITIES:
Policy benefits and claims	$168,984	$160,115
Future policy benefits	205,355	208,910
Funds on deposit	141,523	141,635
Unearned premiums	14,636	5,557
Other policyholders' funds	11,757	10,939
Due to reinsurers	3,837	3,613
Accounts payable, accruals and other liabilities	54,420	53,133

TOTAL LIABILITIES	600,512	583,902

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	2,271	2,183

STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value, 100,000 shares authorized;
none issued or outstanding	-	-
Common stock $1.00 par value, 23,000,000 shares authorized;
18,625,458 shares issued; and 14,909,765 and
14,878,248 shares outstanding	18,625	18,625
Paid-in capital	121,586	124,395
Accumulated other comprehensive income (loss)	2,298	(8,310)
Treasury stock, at cost; 3,715,693 and 3,747,210 shares	(67,428)	(66,392)
Retained earnings	393,018	380,431

TOTAL IHC STOCKHOLDERS’ EQUITY	468,099	448,749
NONREDEEMABLE NONCONTROLLING INTERESTS	43	2,682

TOTAL EQUITY	468,142	451,431

TOTAL LIABILITIES AND EQUITY	$1,070,925	$1,037,516

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES:
Premiums earned	$84,947	$77,334	$167,736	$156,826
Net investment income	4,134	3,687	8,130	7,368
Fee income	3,707	4,585	7,895	9,796
Other income (loss)	879	(295)	4,563	(446)
Net investment gains (losses)	1,455	(423)	1,626	(352)
Other-than-temporary impairment losses, available-for-sale securities:
Total other-than-temporary impairment losses	-	-	(646)	-
Portion of losses recognized in other comprehensive income (loss)	-	-	-	-
Net impairment losses recognized in earnings	-	-	(646)	-

	95,122	84,888	189,304	173,192

EXPENSES:
Insurance benefits, claims and reserves	44,410	33,701	87,529	69,608
Selling, general and administrative expenses	42,206	41,693	82,735	85,036

	86,616	75,394	170,264	154,644

Income before income taxes	8,506	9,494	19,040	18,548
Income taxes	1,590	2,652	3,234	4,658

Net income	6,916	6,842	15,806	13,890
(Income) from nonredeemable noncontrolling interests	(27)	(24)	(144)	(40)
(Income) from redeemable noncontrolling interests	(42)	(61)	(88)	(132)

NET INCOME ATTRIBUTABLE TO IHC	$6,847	$6,757	$15,574	$13,718

Basic income per common share	$0.46	$0.46	$1.04	$0.93

WEIGHTED AVERAGE SHARES OUTSTANDING	14,929	14,799	14,939	14,815

Diluted income per common share	$0.46	$0.45	$1.04	$0.91

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	14,948	15,128	15,007	15,101

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$6,916	$6,842	$15,806	$13,890
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities, pre-tax	6,250	(2,855)	13,444	(7,983)
Tax expense (benefit) on unrealized gains on available-for-sale securities	1,311	(603)	2,836	(1,694)
Unrealized gains (losses) on available-for-sale securities, net of taxes	4,939	(2,252)	10,608	(6,289)

Other comprehensive income (loss), net of tax	4,939	(2,252)	10,608	(6,289)

COMPREHENSIVE INCOME, NET OF TAX	11,855	4,590	26,414	7,601

Comprehensive income, net of tax, attributable to noncontrolling interests:
(Income) from noncontrolling interests in subsidiaries	(69)	(85)	(232)	(172)
Other comprehensive income, net of tax, attributable to
noncontrolling interests	-	-	-	-

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(69)	(85)	(232)	(172)

COMPREHENSIVE INCOME, NET OF TAX,
ATTRIBUTABLE TO IHC	$11,786	$4,505	$26,182	$7,429

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (In thousands)
Three Months Ended June 30, 2019 and 2018

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	LOSS	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
MARCH 31, 2019	$18,625	$122,055	$(2,641)	$(65,926)	$386,164	$458,277	$2,799	$461,076

Net income					6,847	6,847	27	6,874
Other comprehensive
income, net of tax			4,939			4,939	-	4,939
Repurchases of common stock				(1,508)		(1,508)	-	(1,508)
Purchase noncontrolling interests		(1,012)				(1,012)	(2,380)	(3,392)
Distributions to noncontrolling
interests						-	(403)	(403)
Common stock dividend					7	7	-	7
Share-based compensation		543		6		549	-	549

BALANCE AT
JUNE 30, 2019	$18,625	$121,586	$2,298	$(67,428)	$393,018	$468,099	$43	$468,142

BALANCE AT
MARCH 31, 2018	$18,625	$124,774	$(8,985)	$(65,996)	$363,378	$431,796	$2,618	$434,414

Net income					6,757	6,757	24	6,781
Other comprehensive
loss, net of tax			(2,252)			(2,252)	-	(2,252)
Repurchases of common stock				(505)		(505)	-	(505)
Distributions to noncontrolling
interests						-	(25)	(25)
Common stock
dividend ($0.15 per share)					(2,222)	(2,222)	-	(2,222)
Share-based compensation		244		61		305	-	305

BALANCE AT
JUNE 30, 2018	$18,625	$125,018	$(11,237)	$(66,440)	$367,913	$433,879	$2,617	$436,496

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (In thousands)
Six Months Ended June 30, 2019 and 2018

			ACCUMULATED
			OTHER	TREASURY		TOTAL IHC	NONREDEEMABLE
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS'	NONCONTROLLING	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	INTERESTS	EQUITY

BALANCE AT
DECEMBER 31, 2018	$18,625	$124,395	$(8,310)	$(66,392)	$380,431	$448,749	$2,682	$451,431

Net income					15,574	15,574	144	15,718
Other comprehensive
income, net of tax			10,608			10,608	-	10,608
Repurchases of common stock				(1,599)		(1,599)	-	(1,599)
Purchase noncontrolling interests		(1,012)				(1,012)	(2,380)	(3,392)
Distributions to noncontrolling
interests						-	(403)	(403)
Common stock dividend
($0.20 per share)					(2,987)	(2,987)	-	(2,987)
Share-based compensation		(1,797)		563		(1,234)	-	(1,234)

BALANCE AT
JUNE 30, 2019	$18,625	$121,586	$2,298	$(67,428)	$393,018	$468,099	$43	$468,142

BALANCE AT
DECEMBER 31, 2017	$18,625	$124,538	$(4,598)	$(63,404)	$356,383	$431,544	$2,699	$434,243

Cumulative effects of new
accounting principles			(350)		34	(316)	(97)	(413)
Net income					13,718	13,718	40	13,758
Other comprehensive
loss, net of tax			(6,289)			(6,289)	-	(6,289)
Repurchases of common stock				(3,147)		(3,147)	-	(3,147)
Distributions to noncontrolling
interests						-	(25)	(25)
Common stock dividend
($0.15 per share)					(2,222)	(2,222)	-	(2,222)
Share-based compensation		480		111		591	-	591

BALANCE AT
JUNE 30, 2018	$18,625	$125,018	$(11,237)	$(66,440)	$367,913	$433,879	$2,617	$436,496

See the accompanying Notes to Condensed Consolidated Financial Statements.

INDEPENDENCE HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Net income	$15,806	$13,890
Adjustments to reconcile net income to net change in cash from operating activities:
Amortization of deferred acquisition costs	682	271
Net investment (gains) losses	(1,626)	352
(Gain) on sale of investment	(3,589)	-
Other than-temporary-impairment losses, net	646	-
Equity (income) loss from equity method investments	(515)	765
Depreciation and amortization	1,598	1,271
Other	6,271	3,974
Changes in assets and liabilities:
Change in insurance liabilities	16,474	(6,954)
Change in amounts due from reinsurers	1,490	6,277
Change in claim fund balances	1,788	411
Change in due and unpaid premiums	(602)	(3,665)
Other operating activities	(8,684)	(10,156)

Net change in cash from operating activities	29,739	6,436

CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
Net sales and maturities of short-term investments	1,000	-
Net (purchases) sales of securities under resale agreements	(26,801)	1,627
Sales of equity securities	-	698
Sales of fixed maturities	68,459	42,217
Maturities and other repayments of fixed maturities	43,034	8,727
Purchases of fixed maturities	(108,934)	(57,525)
Payments to acquire business, net of cash acquired	(7,952)	-
Proceeds from sales, distributions and returns of capital from investments	5,117	-
Payments to acquire other investments	(3,000)	-
Other investing activities	(1,084)	(502)

Net change in cash from investing activities	(30,161)	(4,758)

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
Repurchases of common stock	(1,560)	(3,056)
Withdrawals of investment-type insurance contracts	(1,151)	(725)
Dividends paid	(2,242)	(3,710)
Purchase of noncontrolling interest	(4,400)	-
Proceeds from stock options exercised	44	134
Payments related to tax withholdings for sharebased compensation	(2,397)	-
Other financing activities	(403)	(25)

Net change in cash from financing activities	(12,109)	(7,382)

Net change in cash, cash equivalents and restricted cash	(12,531)	(5,704)
Cash, cash equivalents and restricted cash, beginning of year	30,807	32,197

Cash, cash equivalents and restricted cash, end of period	$18,276	$26,493

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

Geneve Corporation, a diversified financial holding company, and its affiliated entities, held approximately 61% of IHC's outstanding common stock at June 30, 2019.

(B)     Consolidation

In May 2019, IHC purchased the remaining issued and outstanding units of HealthInsurance.org, LLC (“HIO”) from noncontrolling interests for total consideration valued at $4,700,000 making HIO a wholly owned subsidiary. The carrying value of the noncontrolling interest on the transaction date was $2,380,000. As a result of the equity transaction, $1,012,000 was charged to paid-in capital representing the difference between the fair value of the consideration paid and the carrying amount of noncontrolling interest on the transaction date, net of a deferred tax benefit.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be anticipated for the entire year.

(D)   Reclassifications

Certain amounts in prior year’s consolidated financial statements and Notes thereto have been reclassified to conform to the 2019 presentation.

(E)   Revenue Recognition

Insurance premiums are recognized as revenue over the period insurance protection is provided. For additional information about our policies regarding the recognition of premium revenues, see Note 1 of the Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Fee income includes fees and commissions for various sales, marketing and administrative services provided by our marketing and administrative companies. Revenue is recognized as these services are performed. For these administrative service and other contracts, we have no material contract assets or contract liabilities on our consolidated balance sheet at June 30, 2019. Revenue recognized from performance obligations related to prior periods, and revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration, is not material.

(F)   Recent Accounting Pronouncements

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

In June 2016, the FASB issued guidance requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. An allowance for credit losses will be deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected with changes in the allowance recorded in earnings. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than the currently applied U.S. GAAP method of taking a permanent impairment of the security, which would be limited to the amount by which fair value is below the amortized cost. Certain existing requirements used to evaluate credit losses have been removed. In 2019, the FASB provided transition relief by providing entities with an option to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible instruments upon adoption. For public entities that are SEC filers, the amendments in this guidance are effective for fiscal years beginning after December

15, 2019, including interim periods within those years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The amendments in this guidance should be applied through a cumulative effect adjustment to retained earnings upon adoption as of the beginning of the first reporting period in which the guidance is effective. Management is evaluating the requirements and potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

Note 2.Income Per Common Share

Diluted income per share was computed using the treasury stock method and includes incremental common shares, primarily from the dilutive effect of share-based payment awards, amounting to 19,000 and 68,000 shares for the three and six months ended June 30, 2019, respectively, and 329,000 and 286,000 shares for the three and six months ended June 30, 2018, respectively.

Note 3.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

	June 30,
	2019	2018

Cash and cash equivalents	$14,982	$21,252
Restricted cash included in other assets	3,294	5,241

Total cash, cash equivalents and restricted cash	$18,276	$26,493

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

Note 4.Investment Securities

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of fixed maturities available-for-sale are as follows for the periods indicated (in thousands):

	June 30, 2019
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$234,938	$3,223	$(1,361)	$236,800
CMOs – residential (1)	5,745	10	(3)	5,752
U.S. Government obligations	31,829	253	(103)	31,979
GSEs (3)	6,414	-	(111)	6,303
States and political subdivisions	166,727	1,785	(1,083)	167,429
Foreign government obligations	6,880	153	(6)	7,027
Redeemable preferred stocks	5,970	166	-	6,136

Total fixed maturities	$458,503	$5,590	$(2,667)	$461,426

	December 31, 2018
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$202,194	$701	$(5,406)	$197,489
CMOs - residential (1)	6,092	-	(252)	5,840
U.S. Government obligations	63,231	1	(423)	62,809
Agency MBS - residential (2)	3	-	-	3
GSEs (3)	6,596	-	(110)	6,486
States and political subdivisions	172,860	302	(5,228)	167,934
Foreign government obligations	7,039	51	(46)	7,044
Redeemable preferred stocks	5,970	-	(111)	5,859

Total fixed maturities	$463,985	$1,055	$(11,576)	$453,464

(1)Collateralized mortgage obligations (“CMOs”).

(2) Mortgage-backed securities (“MBS”).

(3)Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government or its various insurance and lease programs which carry the full faith and credit obligation of the U.S. Government.

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$39,315	$39,331
Due after one year through five years	168,512	170,281
Due after five years through ten years	162,244	164,144
Due after ten years	76,273	75,615
Fixed maturities with no single maturity date	12,159	12,055

	$458,503	$461,426

The following tables summarize, for all fixed maturities available-for-sale in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities that have continuously been in an unrealized loss position for the periods indicated (in thousands):

	June 30, 2019

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$7,307	$20	$57,300	$1,341	$64,607	$1,361
CMOs - residential	-	-	4,095	3	4,095	3
U.S. Government obligations	5,433	69	18,135	34	23,568	103
GSEs	-	-	6,297	111	6,297	111
States and political subdivisions	10,769	30	51,116	1,053	61,885	1,083
Foreign government obligations	-	-	1,659	6	1,659	6

Fixed maturities in an
unrealized loss position	$23,509	$119	$138,602	$2,548	$162,111	$2,667

Number of fixed maturities in an
unrealized loss position	6		81		87

	December 31, 2018

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate securities	$46,988	$1,045	$108,738	$4,361	$155,726	$5,406
CMOs - residential	847	37	4,993	215	5,840	252
U.S. Government obligations	6,138	15	31,693	408	37,831	423
GSEs	-	-	6,478	110	6,478	110
States and political subdivisions	33,021	522	113,297	4,706	146,318	5,228
Foreign government obligations	-	-	2,835	46	2,835	46
Redeemable preferred stocks	5,859	111	-	-	5,859	111

Fixed maturities in an
unrealized loss position	$92,853	$1,730	$268,034	$9,846	$360,887	$11,576

Number of fixed maturities in an
unrealized loss position	47		115		162

Substantially all of the unrealized losses on fixed maturities available-for-sale at June 30, 2019 and December 31, 2018 relate to investment grade securities and are attributable to changes in market interest rates. Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

Net investment gains (losses) are as follows for periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Realized gains (losses):
Fixed maturities available-for-sale	$1,271	$(366)	$1,249	$(195)
Equity securities	-	(5)	-	(5)

Total realized gains (losses) on debt and equity securities	1,271	(371)	1,249	(200)
Unrealized gains (losses) on equity securities	184	(52)	377	(152)

Gains (losses) on debt and equity securities	1,455	(423)	1,626	(352)
Gains (losses) on other investments	-	-	-	-

Net investment gains (losses)	$1,455	$(423)	$1,626	$(352)

For the three and six months ended June 30, 2019, the Company realized gross gains of $1,855,000 and $1,892,000, respectively, and gross losses of $584,000 and $643,000, respectively, from sales, maturities and prepayments of fixed maturities available-for-sale. For the three months and six months ended June 30, 2018, the company realized gross gains of $73,000 and $319,000, respectively, and gross losses of $439,000 and $514,000, respectively, from sales, maturities and prepayments of fixed maturities available for sale.

Other-Than-Temporary Impairment Evaluations

We recognize other-than-temporary impairment losses in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss). See Note 1F(v) to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on fixed maturities available-for-sale. The Company recognized other-than-temporary impairment losses of $0 and $646,000 on certain fixed maturities available-for-sale securities in the three months and six months ended June 30, 2019, respectively. The Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis. The Company did not recognize any other-than-temporary impairments on available for sale securities in the first six months of 2018.

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

Equity securities:

Equity securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$236,800	$-	$236,800
CMOs - residential	-	5,752	-	5,752
US Government obligations	-	31,979	-	31,979
GSEs	-	6,303	-	6,303
States and political subdivisions	-	165,809	1,620	167,429
Foreign government obligations	-	7,027	-	7,027
Redeemable preferred stocks	6,136	-	-	6,136
Total fixed maturities	6,136	453,670	1,620	461,426

Equity securities:
Common stocks	2,649	-	-	2,649
Nonredeemable preferred stocks	2,894	-	-	2,894
Total equity securities	5,543	-	-	5,543

Total Financial Assets	$11,679	$453,670	$1,620	$466,969

	December 31, 2018
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$197,489	$-	$197,489
CMOs - residential	-	5,840	-	5,840
US Government obligations	-	62,809	-	62,809
Agency MBS - residential	-	3	-	3
GSEs	-	6,486	-	6,486
States and political subdivisions	-	166,225	1,709	167,934
Foreign government obligations	-	7,044	-	7,044
Redeemable preferred stocks	5,859	-	-	5,859
Total fixed maturities	5,859	445,896	1,709	453,464

Equity securities:
Common stocks	2,366	-	-	2,366
Nonredeemable preferred stocks	2,800	-	-	2,800
Total equity securities	5,166	-	-	5,166

Total Financial Assets	$11,025	$445,896	$1,709	$458,630

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

The following table presents the changes in fair value of our Level 3 financial assets for the periods indicated (in thousands):

	Three Months Ended June 30,
	2019		2018
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,664	$1,664	$1,836	$1,836

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(6)	(6)	(8)	(8)

Repayments and amortization of
fixed maturities	(38)	(38)	(34)	(34)
Sales	-	-	-	-

Balance at end of period	$1,620	$1,620	$1,794	$1,794

	Six Months Ended June 30,
	2019		2018
	States and	Total	States and	Total
	Political	Level 3	Political	Level 3
	Subdivisions	Assets	Subdivisions	Assets

Beginning balance	$1,709	$1,709	$1,876	$1,876

Increases (decreases) recognized in earnings:
Net investment gains	-	-	-	-

Gains (losses) included in other
comprehensive income (loss):
Net unrealized gains (losses)	(14)	(14)	(15)	(15)

Repayments and amortization of
fixed maturities	(75)	(75)	(67)	(67)
Sales	-	-	-	-

Balance at end of period	$1,620	$1,620	$1,794	$1,794

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	June 30, 2019			December 31, 2018
	Level 1	Level 2		Level 1	Level 2
	Fair	Fair	Carrying	Fair	Fair	Carrying
	Value	Value	Value	Value	Value	Value

FINANCIAL ASSETS:
Short-term investments	$50	$-	$50	$1,050	$-	$1,050

FINANCIAL LIABILITIES:
Funds on deposit	$-	$141,539	$141,523	$-	$141,662	$141,635
Other policyholders’ funds	-	11,757	11,757	-	10,939	10,939

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

Note 6.Other Investments, Including Variable Interest Entities

Included in other investments is our investment in Ebix Health Exchange which administers various lines of health insurance for IHC’s insurance subsidiaries. The carrying value of the Company’s equity investment in Ebix Health Exchange is $4,762,000 and $6,425,000 at June 30, 2019 and December 31, 2018, respectively, and the Company recorded $(1,121,000) and $(1,663,000), respectively, of equity income (loss) from its investment for the three and six months ended June 30, 2019 and $(255,000) and $(771,000), respectively, of equity income (loss) from its investment for the same periods of 2018.

At June 30, 2019 and December 31, 2018, the Company’s Condensed Consolidated Balance Sheets include $1,817,000 and $1,842,000, respectively, of notes and other amounts receivable from Ebix Health Exchange, and include $253,000 and $910,000, respectively, of administrative fees and other expenses payable to Ebix Health Exchange, which are included in other assets and accounts payable, accruals and other liabilities, respectively. The Company’s Condensed Consolidated Statements of Income include administrative fee expenses to Ebix Health Exchange, which are included in selling, general and administrative expenses of $525,000 and $987,000, for the three and six months ended June 30, 2019, respectively, and $1,926,000 and $4,473,000, respectively, for the same periods of 2018.

In June 2019, the Company paid $3,000,000 for an equity interest in a lead generation company that will be accounted for as an equity method investment.

In March 2019, the Company’s equity investment in Pets Best, that was carried at a cost of $500,000, was acquired by an unaffiliated entity and the Company realized a gain of $3,589,000 on the sale, which is included in Other Income in the Condensed Consolidated Statement of Income for the six months ended June 30, 2019.

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

The Company will periodically reassess whether we are the primary beneficiary in any of these investments. The reassessment process will consider whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. Our maximum loss exposure is limited to our combined $6,524,000 carrying value in these equity investments which is included in other investments in the Condensed Consolidated Balance Sheet as of June 30, 2019.

.

Note 7.Acquisitions

In 2019 the Company made several business acquisitions as follows:

In January 2019, the Company acquired all of the stock of My1HR, a web-based entity with a state-of-the-art insurance quoting and cloud-based enrollment platform. In general, companies that provide insurance through user-centric platforms, or create efficiencies in the insurance industry through technological advances, are referred to as “insuretech” companies. The Company acquired My1HR for its quoting and cloud-based enrollment platforms as part of an effort to expand our “insuretech” footprint through our agencies, which generate leads and sell our products through our owned call center and career advisors.

In April 2019, the Company purchased substantially all of the assets and liabilities of a sales and customer service call center. The Company acquired the call center in order to capitalize on technology-driven trends in the purchase of health insurance directly by consumers. Prior to the purchase, the Company owned an equity interest in the call center. Immediately preceding the transaction, the Company determined the fair value of its equity interest to be $720,000 using a market approach and, as a result, recorded a loss of $237,000 which is included in other income on the Condensed Consolidated Statement of Income.

The aggregate fair value of consideration transferred for these acquisitions was $8,534,000 cash. The following table presents the aggregate acquisition-date fair values of the identifiable assets acquired and liabilities assumed in these transactions (in thousands):

Cash	$582
Intangible assets	1,500
Other assets	1,301

Total identifiable assets	3,383

Other liabilities	3,637

Total liabilities	3,637

Net identifiable assets (liabilities) acquired	$(254)

In connection with these acquisitions, the Company recorded $9,508,000 of goodwill and $1,500,000 of intangible assets (see Note 8). The fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for those assets and liabilities. The amount of goodwill and intangibles entitled to an amortization deduction for income tax purposes will be determined upon a mutually agreeable asset allocation of the acquisition consideration with the respective acquirees.

Goodwill reflects the synergies with our insurance carriers. My1HR has an existing distribution network and offers increased distribution sources for IHC carrier products through its quoting and cloud based enrollment platforms designed specifically for producers in the small group employer market and individual Affordable Care Act (“ACA”) and ancillary market. This new quoting and enrollment system will support group and individual products for all IHC carriers as well as select group ACA and level funded health coverages from leading national health plans. The acquisition of the call center is expected to expand our existing call center reach and increase sales of IHC-underwritten health insurance. Goodwill was calculated as the sum of (i) the aggregate acquisition-date fair value of total cash consideration transferred of $8,534,000 , (ii) the aggregate acquisition-date fair value of equity interests immediately before the acquisition of $720,000; and (iii) the net identifiable liabilities of $254,000 assumed. Enterprise values were determined either by an independent appraisal using a discounted cash flow model based upon the projected future earnings or by a market approach net of any control premiums.

Acquisition-related costs, primarily legal and consulting fees, were not material and are included in selling, general and administrative expenses in the Consolidated Statement of Income.

For the three months ended June 30, 2019, the Company’s Consolidated Statement of Income includes revenues and net income of $916,000 and $(406,000), respectively, from these acquisitions.  For the period from the acquisition dates to June 30, 2019, the Company’s Consolidated Statement of Income includes revenues and net income of $1,424,000 and $(383,000), respectively, from these acquisitions.

Pro forma adjustments to present the Company’s consolidated revenues and net income as if the acquisition dates were January 1, 2018 are not material and accordingly are omitted.

Note 8.Goodwill and Other Intangible Assets

The carrying amount of goodwill is $60,205,000 and $50,697,000 at June 30, 2019 and December 31, 2018, respectively, all of which is attributable to the Specialty Health segment.

The Company has net other intangible assets of $13,995,000 and $13,163,000 at June 30, 2019 and December 31, 2018, respectively, which are included in other assets in the Condensed Consolidated Balance Sheets. These intangible assets consist of: (i) finite-lived intangible assets, principally the fair value of acquired agent and broker relationships, which are subject to amortization; and (ii) indefinite-lived intangible assets which consist of the estimated fair value of insurance licenses that are not subject to amortization.

The gross carrying amounts of these other intangible assets are as follows for the periods indicated (in thousands):

	June 30, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived Intangible Assets:
Agent and broker relationships	$18,753	$13,971	$17,253	$13,419
Domain	1,000	275	1,000	225
Software systems	780	269	780	203
Total finite-lived	$20,533	$14,515	$19,033	$13,847

	June 30,	December 31,
	2019	2018
Indefinite-lived Intangible Assets:
Insurance licenses	$7,977	$7,977
Total indefinite-lived	$7,977	$7,977

As discussed in Note 7, in connection with business acquisitions in 2019, the Company recorded $9,508,000 of goodwill and $1,500,000 of intangible assets associated with the Specialty Health segment. The intangible assets primarily represent the fair value of customer relationships and are being amortized over a weighted average period of 17 years.

Amortization expense was $309,000 and $668,000 for the three and six months ended June 30, 2019, respectively, and $382,000 and $743,000 for the three and six months ended June 30, 2018, respectively.

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

The Internal Revenue Service has completed its review of the Company’s 2015 consolidated income tax return with no changes in the Company’s reported tax, however, the New York State Department of Taxation and Finance has recently selected the Company’s 2015 and 2016 income tax returns for audit.

Note 10. Leases

Certain subsidiaries of the Company are obligated under operating lease agreements for office space and office equipment.

The Company had right-of-use assets amounting to $6,791,000 and corresponding lease liabilities of $7,417,000 related to its operating leases, which are included in other assets and other liabilities, respectively, in the Condensed Consolidated Balance Sheet on June 30, 2019. The weighted average discount rate used to measure lease liabilities was 6.78%. The leases have remaining lease terms of 1 to 8 years, some of which include options to extend the leases for up to 5 years. The weighted average remaining lease term is 5 years. Variable lease costs consist primarily of the Company’s proportionate share of real estate taxes and operating expenses related to leased premises. The following table summarizes information pertaining to our lease obligations for the periods indicated (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2019

Operating lease costs	$575	$1,111
Short-term lease costs	50	74
Variable lease costs	132	206

Total lease costs	$757	$1,391

Other information:
Operating cash flows from operating leases	$(568)	$(1,173)
Right-of-use assets obtained for operating leases	$583	$639

The Company assumed $435,000 of right-of-use assets in connection with acquisitions in 2019, as discussed in Note 7.

Maturities of operating lease liabilities at June 30, 2019 were as follows:

Due in the next year	$2,339
Due in two years	1,845
Due in three years	1,608
Due in four years	1,113
Due in five years	486
Due in remaining years	1,321
Total payments due	8,712

Present value discount	(1,295)
Operating lease liability	$7,417

Note 11.Policy Benefits and Claims

Policy benefits and claims is the liability for unpaid loss and loss adjustment expenses. It is comprised of unpaid claims and estimated incurred but not reported (“IBNR”) reserves. Summarized below are the changes in the total liability for policy benefits and claims for the periods indicated (in thousands).

	Six Months Ended
	June 30,
	2019	2018

Balance at beginning of year	$160,115	$168,683
Less: reinsurance recoverable	38,122	42,136
Net balance at beginning of year	121,993	126,547

Amount incurred, related to:
Current year	96,736	84,871
Prior years	(8,141)	(13,189)

Total incurred	88,595	71,682

Amount paid, related to:
Current year	41,644	35,956
Prior years	37,242	42,108

Total paid	78,886	78,064

Net balance at end of year	131,702	120,165
Plus: reinsurance recoverable	37,282	39,513
Balance at end of year	$168,984	$159,678

Since unpaid loss and loss adjustment expenses are estimates, actual losses incurred may be more or less than the Company’s previously developed estimates and is referred to as either unfavorable or favorable development, respectively. The overall net favorable development of $8,141,000 in 2019 related to prior years consists of favorable developments of $3,158,000 in Specialty Health reserves, $4,230,000 in the group disability reserves, $594,000 in the other individual life, annuities and other reserves, and $159,000 in Medical Stop-Loss reserves.  Specialty Health net favorable development occurred primarily in the pets, fixed indemnity limited benefit, short-term medical and occupational accident lines of business.  Group Disability net favorable development was primarily due to favorable claim experience in the DBL and LTD lines of business.  The overall net favorable development of $13,189,000 in 2018 related to prior years primarily consists of favorable developments of $8,398,000 in the Specialty Health reserves, $3,345,000 in the group disability reserves,  $998,000 in the other individual life, annuities and other reserves, and $448,000 in Medical Stop-Loss reserves.

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

	Specialty Health Segment
	Health Insurance Claims
	Six Months Ended
	June 30,
	2019	2018

Balance at beginning of year	$26,068	$32,904
Less: reinsurance recoverable	851	762
Net balance at beginning of year	25,217	32,142

Amount incurred, related to:
Current year	25,855	26,747
Prior years	(1,622)	(7,174)

Total incurred	24,233	19,573

Amount paid, related to:
Current year	7,838	7,336
Prior years	13,157	16,662

Total paid	20,995	23,998

Net balance at end of year	28,455	27,717
Plus: reinsurance recoverable	445	683
Balance at end of year	$28,900	$28,400

The liability for the IBNR plus expected development on reported claims associated with the Company’s health insurance claims is $28,455,000 at June 30, 2019.

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

Changes in the balances of accumulated other comprehensive income, shown net of taxes, for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Beginning balance	$(2,641)	$(8,985)	$(8,310)	$(4,598)

Cumulative-effect of new accounting principles	-	-	-	(350)

Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	5,935	(2,541)	11,077	(6,442)
Amounts reclassified from accumulated OCI	(996)	289	(469)	153
Net other comprehensive income	4,939	(2,252)	10,608	(6,289)

Ending balance	$2,298	$(11,237)	$2,298	$(11,237)

Presented below are the amounts reclassified out of accumulated other comprehensive income (loss) and recognized in earnings for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Unrealized gains (losses) on available-for-sale securities
reclassified during the period to the following income
statement line items:
Net investment gains (losses)	$1,271	$(366)	$1,249	$(195)
Net impairment losses recognized in earnings	-	-	(646)	-

Income (loss) before income tax	1,271	(366)	603	(195)
Tax effect	275	(77)	134	(42)

Net income (loss)	$996	$(289)	$469	$(153)

Note 13.Share-Based Compensation

IHC stock option activity during the first six months of 2019 was as follows:

	Shares	Weighted- Average
	Under Option	Exercise Price

December 31, 2018	567,384	$19.40
Granted	424,380	37.38
Exercised	(192,050)	9.34
Forfeited	(4,000)	22.20
June 30, 2019	795,714	$31.40

The weighted average grant date fair value of options granted during the six months ended June 30, 2019 was $8.31.

In 2019, IHC received $44,000 in cash from the exercise of stock options with an aggregate intrinsic value of $5,002,000 and recognized $737,000 of tax benefits. Cash outflows in 2019 to satisfy employees’ income tax withholding obligations amounted to $2,397,000.

Note 14.Supplemental Disclosures of Cash Flow Information

Net cash payments for income taxes were $388,000 and $1,104,000 during the six months ended June 30, 2019 and 2018, respectively.

Note 15.Contingencies

Third Party Administrator

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

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018. The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion. On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award.  On July 15, 2019, FCE filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.

Since the arbitration is complete, the stay in the Texas litigation has been lifted. Defendants filed a Motion to Dismiss.

Multistate Market Conduct Examination

As previously disclosed, our subsidiaries, Standard Security Life, Madison National Life and Independence American, have been selected for a multistate market conduct exam ("MCE") related to our short term medical, limited medical and fixed indemnity health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) are serving as leads, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance are serving as the managing lead states of the MCE.  In addition to these five, 36 other states are participating in the exam.  Each of our subsidiaries separately responded to inquiries and document production requests in this matter, and has proactively communicated and cooperated with all applicable regulatory agencies.  Each of our subsidiaries has also provided a detailed action plan to regulators that summarizes its newly developed and enhanced compliance and control mechanisms.

On July 18, 2019, each of our subsidiaries received a proposed Regulatory Settlement Agreement ("RSA") to resolve the MCE with respect to such company.  The proposed RSAs provide for monetary penalties as well as requirements related to our subsidiaries' marketing activities and periodic reporting to regulators. Standard Security Life, Madison National Life and Independence American are in the process of evaluating the proposed RSAs and anticipate entering into confidential discussions with the insurance departments of the lead jurisdictions in the coming weeks. At this time, the Company is not able to reasonably estimate any settlement amount or range of settlement amounts that may result from such discussions.

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

Information by business segment is presented below for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Specialty Health	$47,743	$49,087	$101,182	$99,851
Group disability, life, DBL and PFL	42,914	35,222	83,043	71,681
Individual life, annuities and other (A)	404	445	822	912
Medical Stop-Loss (A)	2	11	4	23
Corporate	2,604	546	3,273	1,077
	93,667	85,311	188,324	173,544
Net investment gains (losses)	1,455	(423)	1,626	(352)
Net impairment losses recognized in earnings	-	-	(646)	-
Total revenues	$95,122	$84,888	$189,304	$173,192

Income before income taxes
Specialty Health (B)	$2,823	$7,255	$12,481	$12,724
Group disability, life, DBL and PFL	5,038	4,699	9,202	10,645
Individual life, annuities and other (A) (C)	(314)	(126)	(767)	(294)
Medical Stop-Loss (A)	213	70	285	164
Corporate	(709)	(1,981)	(3,141)	(4,339)
	7,051	9,917	18,060	18,900
Net investment gains (losses)	1,455	(423)	1,626	(352)
Net impairment losses recognized in earnings	-	-	(646)	-
Income before income taxes	$8,506	$9,494	$19,040	$18,548

(A)Substantially all of the business in the segment is coinsured. Activity in this segment primarily reflects income or expenses related to the coinsurance and the run-off of any remaining blocks that were not coinsured.

(B)The Specialty Health segment includes amortization of intangible assets. Total amortization expense was $309,000 and $382,000 for the three months ended June 30, 2019 and 2018, respectively, and was $668,000 and $743,000 for the six months ended June 30, 2019 and 2018, respectively.

(C)The Individual life, annuities and other segment includes amortization of deferred charges in connection with the assumptions of certain ceded life and annuity policies of $197,000 and $219,000 for the three months ended June 30, 2019 and 2018, respectively, and $402,000 and $456,000 for the six months ended June 30, 2019 and 2018 , respectively.

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

The following is a summary of key performance information and events:

Results of operations are summarized as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$95,122	$84,888	$189,304	$173,192
Expenses	86,616	75,394	170,264	154,644

Income before income taxes	8,506	9,494	19,040	18,548
Income taxes	1,590	2,652	3,234	4,658

Net income	6,916	6,842	15,806	13,890

(Income) from noncontrolling interests	(69)	(85)	(232)	(172)

Net income attributable to IHC	$6,847	$6,757	$15,574	$13,718

•Income from operations of $.46 per share, diluted, for the three months ended June 30, 2019 compared to $.45 per share, diluted, for the same period in 2018. Income from operations of $1.04 per share, diluted, for the six months ended June 30, 2019 compared to $.91 per share, diluted for the same period in 2018.

oNet income for the six months ended June 30, 2019 includes $2.6 million of gain, net of tax, related to the sale of an equity investment.

•Consolidated investment yields (on an annualized basis) of 3.2% for the three and six months ended June 30, 2019, compared to 2.7% and 2.6% for the comparable periods in 2018, respectively;

•Book value of $31.40 per common share at June 30, 2019 compared to $30.16 at December 31, 2018.

The following is a summary of key performance information by segment:

•The Specialty Health segment reported $2.8 million of income before taxes for the three months ended June 30, 2019 as compared to $7.3 million for the comparable period in 2018; and reported $12.5 million of income before taxes for the six months ended June 30, 2019 compared to $12.7 million for the same period in 2018. The decrease in the second quarter of 2019 when compared to 2018 was primarily due to increased loss reserves in the short-term medical, fixed indemnity limited benefit and group gap lines of business. Results for comparable 2018 periods included more favorable development from prior periods mostly on short term medical and fixed indemnity limited benefit business;

oPremiums earned increased $.2 million in both the three and six months ended June 30, 2019 compared with the same periods in 2018. Increased premiums from the pet, group gap, and certain occupational accident lines of business were partially offset primarily by decreased premiums in fixed indemnity limited benefit business.

oUnderwriting experience, as indicated by its U.S. GAAP Combined Ratios, for the Specialty Health segment are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Premiums Earned	$44,173	$43,993	$89,005	$88,849
Insurance Benefits, Claims & Reserves	18,084	13,691	36,749	29,593
Expenses	20,833	23,423	41,453	47,760

Loss Ratio (A)	40.9%	31.1%	41.3%	33.3%
Expense Ratio (B)	47.2%	53.2%	46.6%	53.8%
Combined Ratio (C)	88.1%	84.3%	87.9%	87.1%

(A)Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)The combined ratio is equal to the sum of the loss ratio and the expense ratio.

oThe higher loss ratios in 2019 were as a result of less favorable prior period development than in 2018. The lower expense ratio in 2019 is primarily due to changes in the mix of products in the Specialty Health segment.

•Income before taxes from the Group disability, life, DBL and PFL segment was $5.0 million and $9.2 million for the three months and six months ended June 30, 2019, respectively, compared to $4.7 million and $10.6 million for the same periods in 2018, respectively. The decrease in the first six months results is primarily due to higher loss ratios in the LTD lines of business and higher commission expenses on increased premiums;

•The Individual life, annuities and other segment reported losses before income taxes of $.3 million and $.8 million for the three months and six months ended June 30, 2019, respectively, compared with losses of $.1 million and $.3 million for the three months and the six months ended June 30, 2018 respectively.

•The Medical Stop-Loss segment reported an insignificant amount of income before taxes for the three and six months ended June 30, 2019 and the comparable periods of 2018. Amounts recorded for investment income, and benefits, claims and reserves in the Medical Stop-Loss segment represent the activity of the remaining blocks of medical stop-loss business in run-off;

•The Corporate segment reported losses before taxes of $.7 million and $3.1 million for the three and six months ended June 30, 2019, respectively, compared with losses of $2.0 million in the three months and $4.3 million in the six months ended 2018, primarily due to higher income from equity investments in 2019; and

•Premiums by principal product for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gross Direct and Assumed
Earned Premiums:	2019	2018	2019	2018

Specialty Health	$45,732	$44,518	$91,273	$89,911
Group disability, life, DBL and PFL	48,090	41,652	93,144	84,252
Individual life, annuities and other	5,781	5,756	11,122	12,013

	$99,603	$91,926	$195,539	$186,176

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Direct and Assumed
Earned Premiums:	2019	2018	2019	2018

Specialty Health	$44,173	$43,993	$89,005	$88,849
Group disability, life, DBL and PFL	40,763	33,350	78,706	67,974
Individual life, annuities and other	11	(9)	25	3

	$84,947	$77,334	$167,736	$156,826

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Management has identified the accounting policies related to Insurance Premium Revenue Recognition and Policy Charges, Insurance Liabilities, Investments, Goodwill and Other Intangible Assets, and Deferred Income Taxes as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under the heading, “Critical Accounting Policies” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  During the six months ended June 30, 2019, there were no additions to or changes in the critical accounting policies disclosed in the 2018 Form 10-K except for the recently adopted accounting standards discussed in Note 1(E) of the Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2019	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$44,173	1,162	2,408	18,084	26,836	$2,823
Group disability,
life, DBL and PFL	40,763	2,011	140	26,026	11,850	5,038
Individual life,
annuities and other	11	317	76	301	417	(314)
Medical Stop-Loss	-	2	-	(1)	(210)	213
Corporate	-	642	1,962	-	3,313	(709)
Sub total	$84,947	$4,134	$4,586	$44,410	$42,206	7,051

Net investment gains						1,455
Net impairment losses recognized in earnings						-
Income before income taxes						8,506
Income taxes						1,590
Net Income						$6,916

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2018	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$43,993	1,060	4,034	13,691	28,141	$7,255
Group disability,
life, DBL and PFL	33,350	1,741	131	19,967	10,556	4,699
Individual life,
annuities and other	(9)	367	87	171	400	(126)
Medical Stop-Loss	-	11	-	(128)	69	70
Corporate	-	508	38	-	2,527	(1,981)
Sub total	$77,334	$3,687	$4,290	$33,701	$41,693	9,917

Net investment losses						(423)
Income before income taxes						9,494
Income taxes						2,652
Net Income						$6,842

Premiums Earned

In the second quarter of 2019, premiums earned increased $7.6 million over the comparable period of 2018. The increase is primarily due to: (i) an $7.4 million increase in earned premiums from the Group disability, life, DBL and PFL segment as a result of $4.8 million in increased PFL and DBL premiums, $1.5 million in increased LTD business and $1.0 million in increased group term and other life business; and (ii) a $.2 million increase in Specialty Health segment premiums as increased premiums of $2.2 million from pet lines, $1.3 million in group gap lines, $.4 million in increased occupational accident business and $.2 million in ancillary business were partially offset by decreased premiums of $3.0 million in the fixed indemnity limited benefit business line, $.4 million in short term medical and $.5 million in dental lines.

Net Investment Income

Total net investment income increased $.4 million. The overall annualized investment yields were 3.2% and 2.7% in the second quarter of 2019 and 2018, respectively.

The annualized investment yields on bonds, equities and short-term investments were 3.1% in the second quarter of 2019 and 3.0% for the comparable 2018 period.

Net Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net investment gains of $1.5 million in 2019 compared to $.4 million in investment losses in 2018. These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

Fee Income and Other Income

Fee income decreased $.9 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018. The decrease is primarily due to more business being written on IHC carrier paper in 2019.

Other income increased $1.2 million for the three months ended June 30, 2019 from the comparable period in 2018 due to higher income from equity partnerships in 2019.

Insurance Benefits, Claims and Reserves

In the second quarter of 2019, insurance benefits, claims and reserves increased $10.7 million over the comparable period in 2018. The increase is primarily attributable to: (i) an increase of $6.1 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment, primarily as a result of an increase of $5.5 million in the PFL line due to increased premiums, $1.0 million in the LTD and STD lines combined due to higher LTD loss ratios, partially offset by decreased claims of $.5 million in DBL business on lower premium volume; (ii) an increase of $4.4 million in the Specialty Health segment, primarily from an increase of $1.5 million in the short term medical line due to higher loss ratios, partially from less favorable prior year loss development in 2019, an increase of $1.2 million in pet and $1.7 million in group gap businesses both due to increased premium volume, an increase of $1.0 million in the fixed indemnity limited benefit line partly due to less favorable prior year loss development in 2019 than in the prior year, partially offset by a decrease of $.3 million in the dental line on lower loss ratios and $.6 million in occupational accident business.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $.5 million over the comparable period in 2018. The increase is primarily as a result of: (i) an increase of $1.3 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and other general expenses on PFL, LTD and group term life lines of business primarily on increased premium volume, partially offset by decreased commission and other general expenses on DBL business on lower premium volume; and (ii) an increase of $.8 million in the Corporate segment due to compensation associated expenses; partially offset by  (iii) a decrease of $1.3 million in the Specialty Health line of business due to a decrease in commission and administrative expenses related to decreased premium volume in fixed indemnity limited benefit and lower administrative fees and loss adjustment expenses in the short term medical line, partially offset by an increase in commissions and administrative fees and other general expenses in the pets and group gap lines on increased premium volume as well as increased lead generation, compensation and system development related expenses in our marketing and administrative companies.

Income Taxes

The effective tax rate for the three months ended June 30, 2019 was 18.7% compared to 27.9% for the three months ended 2018. The lower tax rate is primarily due to the Tax Act’s reduction in the federal corporate tax rate from January 1, 2018 which resulted in a blended 28% tax rate in 2018 compared to a 21% tax rate in 2019.

Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Information by business segment for the periods indicated is as follows:

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2019	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$89,005	1,984	10,193	36,749	51,952	$12,481
Group disability,
life, DBL and PFL	78,706	4,030	307	50,268	23,573	9,202
Individual life,
annuities and other	25	635	162	521	1,068	(767)
Medical Stop-Loss	-	4	-	(9)	(272)	285
Corporate	-	1,477	1,796	-	6,414	(3,141)
Sub total	$167,736	$8,130	$12,458	$87,529	$82,735	18,060

Net investment losses						1,626
Net impairment losses recognized in earnings						(646)
Income before income taxes						19,040
Income taxes						3,234
Net Income						$15,806

				Benefits,	Selling,
		Net	Fee and	Claims	General
June 30, 2018	Premiums	Investment	Other	and	and
(In thousands)	Earned	Income	Income	Reserves	Administrative	Total

Specialty Health	$88,849	2,181	8,821	29,593	57,534	$12,724
Group disability,
life, DBL and PFL	67,974	3,415	292	40,062	20,974	10,645
Individual life,
annuities and other	3	728	181	399	807	(294)
Medical Stop-Loss	-	23	-	(446)	305	164
Corporate	-	1,021	56	-	5,416	(4,339)
Sub total	$156,826	$7,368	$9,350	$69,608	$85,036	18,900

Net investment losses						(352)
Income before income taxes						18,548
Income tax benefits						4,658
Net Income						$13,890

Premiums Earned

In the first six months of 2019, premiums earned increased $10.9 million over the comparable period of 2018. The increase is primarily due to: (i) a $10.7 million increase in earned premiums from the Group disability, life, DBL and PFL segment as a result of $5.8 million in increased PFL premiums, $2.6 million primarily in new STD business, $1.9 million and $.4 million in increased group term life other group life business, respectively; and (ii) an $.2 million increase in Specialty Health segment premiums, principally due to increased premium volume of $3.9 million from pet lines, $2.4 million in group gap lines, and $1.1 million in occupational accident business partially offset by decreased premiums of $6.4 million in fixed indemnity limited benefit business and $.9 million in the dental line.

Net Investment Income

Total net investment income increased $.8 million. The overall annualized investment yields were 3.2% and 2.6% for the first six months of 2019 and 2018, respectively.

The annualized investment yields on bonds, equities and short-term investments were 3.2% in the first half of 2019 and 3.1% for the comparable 2018 period.

Net Investment Gains and Net Impairment Losses Recognized in Earnings

The Company had net investment gains of $1.6 million in 2019 compared to $.4 million in investment losses in 2018. These amounts include gains and losses from sales of fixed maturities available-for-sale, equity securities and other investments. Decisions to sell securities are based on management's ongoing evaluation of investment opportunities and economic and market conditions, thus creating fluctuations in gains and losses from period to period.

The Company recognized $.6 million of other-than-temporary impairment losses on fixed maturities available-for-sale securities in the first six months of 2019, as the Company determined that it was more likely than not that we would sell the securities before the recovery of their amortized cost basis.

Fee Income and Other Income

Fee income decreased $1.9 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. The decrease is primarily due to more business being written on IHC carrier paper in 2019.

Other income increased $5.0 million for the six months ended June 30, 2019 from the comparable period in 2018 primarily due to $3.6 million in pretax gain on the sale of an equity investment in Pets Best.

Insurance Benefits, Claims and Reserves

In the first half of 2019, insurance benefits, claims and reserves increased $17.9 million over the comparable period in 2018. The increase is primarily attributable to: (i) an increase of $10.2 million in benefits, claims and reserves in the Group disability, life, DBL and PFL segment, as a result of an increase of $5.5 in PFL business on increased premium volume, $3.2 million in the combined LTD/STD line due to higher loss ratios on certain LTD and STD business and increased retention on STD, an increase of $1.2 million in group term life business due to higher premiums and increased retention and an increase of $.4 million in other group term life lines due to new business; and (ii) an increase of $7.2 million in the Specialty Health segment, primarily from an increase of $4.1 million in the short term medical line due to higher loss ratios on less favorable prior year loss development, an increase of $2.0 million in pet and $2.2 million in group gap businesses both due to increased premium volume, partially offset by a decrease of $.4 million in the fixed indemnity limited benefit line on lower premium volume, and $.6 million in dental on lower loss ratios; and (iii) an increase of $.4 million in the Medical Stop Loss segment as a result of lower positive reserve run-off volume when compared to the same period in 2018.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $2.3 million over the comparable period in 2018. The decrease is principally due to: (i) a decrease of $6.1 million in the Specialty Health line of business due to a decrease in commission and administrative expenses related  to decreased premium volume in fixed indemnity limited benefit and lower administrative fees and loss adjustment expenses in the short term medical line, partially offset by an increase in commissions and administrative fees and other general expenses in the pets and group gap lines on increased premium volume as well as increased lead generation, compensation and system development related expenses in our marketing and administrative companies.; partially offset by (ii) an increase of $2.6 million in the Group disability, life, DBL and PFL segment primarily due to increased commission expense and other general expenses on PFL and group term life lines of business primarily on increased premium volume; and (iii) an $1.0 million increase in the Corporate segment due to compensation associated expenses.

Income Taxes

The effective tax rate for the six months ended June 30, 2019 was 17.0% compared to 25.1% for the six months ended 2018. The lower tax rate is primarily due to the Tax Act’s reduction in the federal corporate tax rate from January 1, 2018 which resulted in a blended 28% tax rate in 2018 compared to a 21% tax rate in 2019 combined with tax benefits related to exercises of certain shared based compensation.

LIQUIDITY

Insurance Group

The Insurance Group normally provides cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed maturities; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.

Corporate

Corporate derives its funds principally from: (i) dividends from the Insurance Group; (ii) management fees from its subsidiaries; and (iii) investment income from Corporate liquidity. Regulatory constraints historically have not affected the Company's consolidated liquidity, although state insurance laws have provisions relating to the ability of the parent company to use cash generated by the Insurance Group. No dividends were declared or paid by the Insurance Group during the six months ended June 30, 2019 or 2018.

Cash Flows

The Company had $18.3 million and $30.8 million of cash, cash equivalents and restricted cash as of June 30, 2019 and December 31, 2018, respectively.

For the six months ended June 30, 2019, operating activities provided $29.7 million of cash and investment activities utilized $30.2 million of cash, primarily the result of purchases of investment securities and, $8.0 million utilized for business acquisitions. Financing activities utilized $12.1 million of cash, of which $4.4 million was utilized to acquire noncontrolling interests in subsidiaries, $2.4 million related to payments for tax withholdings on sharebased compensation, $1.6 million was utilized for treasury share purchases and $2.2 million was utilized for dividend payments.

The Company had $374.3 million of liabilities for future policy benefits and policy benefits and claims as of June 30, 2019 that it expects to ultimately pay out of current assets and cash flows from future business. If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows. For the six months ended June 30, 2019, cash received from the maturities and other repayments of fixed maturities was $43.0 million.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

The Company had receivables due from reinsurers of $367.2 million at June 30, 2019 compared to $368.7 million at December 31, 2018. All of such reinsurance receivables are from highly rated companies or are adequately secured. No allowance for doubtful accounts was necessary at June 30, 2019.

The Company's liability for policy benefits and claims by segment are as follows (in thousands):

	Policy Benefits and Claims
	June 30,	December 31,
	2019	2018

Specialty Health	$39,228	$38,114
Group Disability	120,508	112,616
Individual A&H and Other	8,937	8,954
Medical Stop-Loss	311	431

	$168,984	$160,115

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

The $19.4 million increase in IHC’s stockholders' equity in the first six months of 2019 is primarily due to $15.6 million of net income attributable to IHC increased by $10.6 million of other comprehensive income attributable to IHC and reduced by $3.0 million of common stock dividends declared and $1.6 million in treasury stock purchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on fixed maturities available-for-sale securities totaled $2.7 million at June 30, 2019, All of the Company’s fixed maturities were investment grade and continue to be rated on average AA. The Company marks all of its fixed maturities available-for-sale to fair value through accumulated other comprehensive income or loss. These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. The Company did not have any non-performing fixed maturities at June 30, 2019.

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company recognized $.6 million of other-than-temporary impairment losses on certain fixed maturities available for sale during the six months ended June 30, 2019, as the Company determined that it was more likely than not that the company would sell the securities before the recovery of their amortized cost basis. The Company did not record any other-than-temporary impairment losses in the six months ended June 30, 2018. There were no securities with fair values less than 80% of their amortized cost at June 30, 2019.

The unrealized losses on fixed maturities available-for-sale were evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2019. From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures. Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, imbalances in liquidity that exist in the marketplace, a worsening of the current economic recession, or declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods which may cause the Company to incur additional write-downs.

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

•Enter the senior market, which covers approximately 60 million people, and is estimated to be growing by

10,000 people per day, and by 2040 is expected to cover 87 million people. Given the expansion of call center representatives and career agents, we will expand our offerings to serve the rapidly expanding senior market.  Initially, we will import Medicare Supplement, Medicare Advantage, term life and final expense products from other carriers to supplement dental, vision and HIP products underwritten by IHC’s insurance companies. During the first quarter of 2020, we anticipate being in the market with a portfolio of timely and competitive Medicare Supplement plans in light of regulatory changes taking effect January 1, 2020

•Incorporate our new cloud-based technology platforms and quoting and enrollment tools into our various distribution channels. In January 2019, we acquired My1HR, a state-of-the-art quoting and cloud-based enrollment platform utilized by approximately 4,000 active users to manage the health insurance needs of their clients. As a web-based entity, this includes quoting and enrolling individuals in ACA plans as well as ancillary coverages.  In addition, My1HR is in the final stage of launching a cloud-based quoting and enrollment tool that is specifically designed for producers in the small group employer market. This new quoting and enrollment system will support group products for all IHC carriers as well as select group ACA and level funded health coverages from leading national health plans. It also positions us to take advantage of the expansion of Health Reimbursement Arrangements (HRAs) effective January 1, 2020 as a result of new federal regulations.

•Continue to diversify our sources of pet insurance premium through (i) the expansion of marketing efforts by our subsidiary, PetPartners, (ii) increased white-label distribution opportunities (such as our arrangement with the American Kennel Club) where PetPartners acts as administrator and Independence American is the risk taker, and (iii) increased premium for Independence American through our relationships as an underwriter for PetFirst, a company focused on shelters, rescues and animal welfare marketing space, Pets Best, which excels on affiliate and veterinarian sales channels, and Figo, which is an insuretech brand in the pet insurance space in the direct to consumer, referral partners, and employer benefits channels.

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

Management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Third Party Administrator

A third party administrator with whom we formerly did business (“Plaintiff” or “TPA”) filed a Complaint dated May 17, 2017 in the United States District Court, Northern District of Texas, Dallas Division, naming IHC, Madison National Life, Standard Security Life, and IHC Carrier Solutions, Inc. (collectively referred to as “Defendants”). “Plaintiff” and “Defendants” are collectively referred to herein as the “Parties”. The Complaint concerns agreements entered into by Standard Security Life and Madison National Life with Plaintiff, as well as other allegations made by Plaintiff against Defendants.  The Complaint seeks injunctive relief and damages in an amount exceeding $50,000,000, payments allegedly owed to Plaintiff under the agreements totaling at least $3,082,000 through 2014, plus additional amounts for 2015 and 2016, and exemplary and punitive damages as allowed by law and fees and costs. Defendants believe these claims to be without merit Defendants moved to Compel Arbitration and Dismiss or Stay the original Complaint. Plaintiff filed an Amended Complaint on August 18, 2017.  Defendants filed a Motion to Compel Arbitration or Stay the Amended Complaint. The Parties agreed to enter into an Order staying the action filed in Texas. The Parties’ disputed claims moved in part to arbitration.

Standard Security Life and Madison National Life demanded arbitration against this TPA. The Arbitration Panel issued an Order splitting the hearing into two phases.  Standard Security Life and Madison National Life successfully presented their claims in Phase I on September 25 through September 28, 2018. The TPA’s counterclaims were heard during Phase II held on February 11, 2019 through February 15, 2019. Standard Security Life and Madison National Life successfully opposed the counterclaims asserted by the TPA as the Arbitration Panel denied all claims against Standard Security Life and Madison National Life. Standard Security Life and Madison National Life filed the Petition to Confirm the Arbitration Award. The TPA opposed this Motion. On June 17, 2019, the Court entered its Final Judgment and Order Confirming the Arbitration Award.  On July 15, 2019, FCE filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit from the judgment entered on June 17, 2019.

Since the arbitration is complete, the stay in the Texas litigation has been lifted. Defendants filed a Motion to Dismiss.

Multistate Market Conduct Examination

As previously disclosed, our subsidiaries, Standard Security Life, Madison National Life and Independence American, have been selected for a multistate market conduct exam ("MCE") related to our short term medical, limited medical and fixed indemnity health insurance products for the period of January 1, 2014 through September 30, 2017. The insurance departments of five jurisdictions (Delaware, Wisconsin, District of Columbia, Kansas and South Dakota) are serving as leads, and the District of Columbia Department of Insurance, Securities and Banking and the Delaware Department of Insurance are serving as the managing lead states of the MCE.  In addition to these five, 36 other states are participating in the exam.  Each of our subsidiaries separately responded to inquiries and document production requests in this matter, and has proactively communicated and cooperated with all applicable regulatory agencies.  Each of our subsidiaries has also provided a detailed action plan to regulators that summarizes its newly developed and enhanced compliance and control mechanisms.

On July 18, 2019, each of our subsidiaries received a proposed Regulatory Settlement Agreement ("RSA") to resolve the MCE with respect to such company.  The proposed RSAs provide for monetary penalties as well as requirements related to our subsidiaries' marketing activities and periodic reporting to regulators. Standard Security Life, Madison National Life and Independence American are in the process of evaluating the proposed RSAs and anticipate entering into confidential discussions with the insurance departments of the lead jurisdictions in the coming weeks. At this time, the Company is not able to reasonably estimate any settlement amount or range of settlement amounts that may result from such discussions.

ITEM 1A.   RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 in Item 1A to Part 1 of Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

IHC has a program, initiated in 1991, under which it repurchases shares of its common stock. In August 2016, the Board of Directors increased the number of shares that can be repurchased to 3,000,000 shares of IHC common stock. As of June 30, 2019, 1,812,492 shares were still authorized to be repurchased.

Share repurchases during the second quarter of 2019 are summarized as follows:

2019
			Maximum Number
		Average Price	of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	13,878	$36.47	1,839,270
May	12,030	$37.09	1,827,240
June	14,748	$37.65	1,812,492

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

INDEPENDENCE HOLDING COMPANY

(REGISTRANT)

By: /s/Roy T. K. Thung                                    Date:August 8, 2019

Roy T.K. Thung

Chief Executive Officer, and Chairman

 of the Board of Directors

By:/s/Teresa A. Herbert                                    Date:August 8, 2019

            Teresa A. Herbert

Senior Vice President and

    Chief Financial Officer